Form 10-Q
period 2017-06-30
JBG SMITH Properties
filed 2017-08-14
CIK 1689796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number 001-37994
JBG SMITH PROPERTIES
________________________________________________________________________________
(Exact name of Registrant as specified in its charter)

Maryland	81‑4307010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4445 Willard Avenue, Suite 400 Chevy Chase, MD	20815
(Address of principal executive offices)	(Zip Code)
(240) 333‑3600 Registrant’s telephone number, including area code
_______________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of August 10, 2017, JBG SMITH Properties had 118,200,851 common shares outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
JBG SMITH PROPERTIES Condensed Combined Balance Sheets June 30, 2017 and December 31, 2016 (Unaudited) (In thousands)

	June 30, 2017	December 31, 2016
ASSETS
Real estate, at cost:
Land and improvements	$930,001	$939,592
Buildings and improvements	3,028,517	3,064,466
Construction in progress	212,795	151,333
	4,171,313	4,155,391
Less accumulated depreciation	(959,352)	(930,769)
Real estate, net	3,211,961	3,224,622
Cash and cash equivalents	280,613	29,000
Restricted cash	3,735	3,263
Tenant and other receivables, net	28,232	33,380
Deferred rent receivable, net	143,395	136,582
Investments in unconsolidated real estate ventures	45,476	45,776
Receivable from Vornado Realty Trust	76,738	75,062
Other assets, net	119,795	112,955
TOTAL ASSETS	$3,909,945	$3,660,640

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,376,077	$1,165,014
Payable to Vornado Realty Trust	289,904	283,232
Accounts payable and accrued expenses	31,779	40,923
Other liabilities, net	50,045	49,487
Total liabilities	1,747,805	1,538,656
Commitments and contingencies	—	—
Equity:
Parent equity	2,161,845	2,121,689
Noncontrolling interests	295	295
Total equity	2,162,140	2,121,984
TOTAL LIABILITIES AND EQUITY	$3,909,945	$3,660,640

See accompanying notes to the condensed combined financial statements.

JBG SMITH PROPERTIES Condensed Combined Statements of Income For the three and six months ended June 30, 2017 and 2016 (Unaudited) (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE
Property rentals	$100,747	$98,861	$199,771	$196,232
Tenant reimbursements	9,030	8,716	17,667	18,197
Third-party real estate services	4,869	5,767	9,923	12,301
Other income	3,374	2,995	6,931	6,393
Total revenue	118,020	116,339	234,292	233,123
EXPENSES
Depreciation and amortization	31,993	32,625	65,775	66,914
Property operating	28,285	27,374	56,466	56,460
Real estate taxes	15,582	14,137	30,754	29,250
General and administrative	11,708	11,939	25,398	25,960
Transaction and other costs	5,237	—	11,078	—
Total operating expenses	92,805	86,075	189,471	178,584
OPERATING INCOME	25,215	30,264	44,821	54,539
Income (loss) from unconsolidated real estate ventures	105	(374)	314	(1,536)
Interest and other income, net	970	760	1,745	1,543
Interest expense	(14,586)	(13,549)	(28,504)	(25,634)
INCOME BEFORE INCOME TAX EXPENSE	11,704	17,101	18,376	28,912
Income tax expense	(363)	(318)	(717)	(582)
NET INCOME ATTRIBUTABLE TO JBG SMITH PROPERTIES	$11,341	$16,783	$17,659	$28,330

See accompanying notes to the condensed combined financial statements.

JBG SMITH PROPERTIES
Condensed Combined Statement of Equity
For the six months ended June 30, 2017
(Unaudited)
(In thousands)

	Parent Equity	Noncontrolling Interests	Total Equity

BALANCE AT JANUARY 1, 2017	$2,121,689	$295	$2,121,984
Net income attributable to JBG SMITH Properties	17,659	—	17,659
Deferred compensation shares and options, net	1,294	—	1,294
Contributions from Vornado Realty Trust, net	21,203	—	21,203
BALANCE AT JUNE 30, 2017	$2,161,845	$295	$2,162,140

See accompanying notes to the condensed combined financial statements.

of other investments
JBG SMITH PROPERTIES Condensed Combined Statements of Cash Flows For the six months ended June 30, 2017 and 2016 (Unaudited) (In thousands)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income attributable to JBG SMITH Properties	$17,659	$28,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	66,563	67,806
Straight-line rent	(6,829)	(5,461)
Equity in (income) loss of unconsolidated real estate ventures	(314)	1,536
Accretion of below-market lease intangibles, net	(687)	(673)
Operating distributions from unconsolidated real estate ventures	628	777
Other non-cash adjustments	4,408	5,399
Changes in operating assets and liabilities:
Tenant and other receivables	4,472	134
Other assets, net	(14,868)	(7,214)
Accounts payable and accrued expenses	359	6,122
Other liabilities, net	1,267	(5,836)
Net cash provided by operating activities	72,658	90,920
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(54,747)	(123,519)
Restricted cash	(472)	272
Other investments	(1,396)	(1,529)
Investments in unconsolidated real estate ventures	(14)	(19,965)
Net cash used in investing activities	(56,629)	(144,741)
FINANCING ACTIVITIES:
Contributions from Vornado Realty Trust, net	21,203	1,487
Proceeds from borrowings from Vornado Realty Trust	4,000	28,500
Repayments of borrowings	(6,689)	(4,858)
Distributions to noncontrolling interests	—	(7)
Debt issuance costs	(2,930)	(4)
Proceeds from borrowings	220,000	—
Net cash provided by financing activities	235,584	25,118
Net increase (decrease) in cash and cash equivalents	251,613	(28,703)
Cash and cash equivalents at beginning of the period	29,000	74,966
Cash and cash equivalents at end of the period	$280,613	$46,263

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Transfer of mortgage payable to Vornado Realty Trust	$—	$115,022
Cash paid for interest (net of capitalized interest of $917 and $2,761 in 2017 and 2016, respectively)	$22,719	$19,907
Accrued capital expenditures included in accounts payable and accrued expenses	$1,475	$44,754
Write-off of fully depreciated assets	$(12,946)	$(43,027)
Cash payments for income taxes	$706	$762

See accompanying notes to the condensed combined financial statements.

JBG SMITH PROPERTIES
Notes to Condensed Combined Financial Statements
June 30, 2017
(Unaudited)

1.    Organization and Basis of Presentation and Combination
Organization

JBG SMITH Properties (“JBG SMITH”) (NYSE: JBGS) was organized by Vornado Realty Trust (NYSE: VNO) (“Vornado”) as a Maryland real estate investment trust (“REIT”) on October 27, 2016 (capitalized on November 22, 2016). JBG SMITH was formed for the purpose of receiving, via the spin-off on July 17, 2017 (the “Separation”), substantially all of the assets and liabilities of Vornado’s Washington, DC segment, which operated as Vornado / Charles E. Smith, (the “Vornado Included Assets”). On July 18, 2017, JBG SMITH acquired the management business and certain assets of The JBG Companies (“JBG”) (the “Combination”). Unless the context otherwise requires, all references to “we,” “us,” and “our,” refer to JBG SMITH after giving effect to the transfer of assets and liabilities from Vornado, but prior to the date of completion of the Separation.

Prior to the Separation from Vornado, JBG SMITH was a wholly owned subsidiary of Vornado and had no material assets or operations. Pursuant to a separation agreement, on July 17, 2017, Vornado distributed 100% of the then outstanding common shares of JBG SMITH on a pro rata basis to the holders of its common shares. Prior to such distribution by Vornado, Vornado Realty L.P. (“VRLP”), Vornado's operating partnership, distributed JBG SMITH LP, our operating partnership, common limited partnership units on a pro rata basis to the holders of its common limited partnership units, consisting of Vornado and the other common limited partners of VRLP. Following such distribution by VRLP and prior to such distribution by Vornado, Vornado contributed to JBG SMITH all of the JBG SMITH LP common limited partnership units it received in exchange for common shares of JBG SMITH. Each Vornado common shareholder received one JBG SMITH common share for every two Vornado common shares held as of the close of business on July 7, 2017 (the “Record Date”).  Vornado and each of the other limited partners of VRLP received one JBG SMITH LP common limited partnership unit for every two common limited partnership units in VRLP held as of the close of business on the Record Date. The operations of JBG SMITH are presented as if the transfer of the Vornado Included Assets had been consummated prior to all historical periods presented in the accompanying condensed combined financial statements at the carrying amounts of such assets and liabilities reflected in Vornado’s books and records.
In connection with the Separation, JBG SMITH issued 94.7 million common shares and JBG SMITH LP issued 5.8 million common limited partnership units to parties other than JBG SMITH. In connection with the Combination, JBG SMITH issued 23.5 million common shares and JBG SMITH LP issued 13.7 million common limited partnership units to parties other than JBG SMITH. As of the completion of the Separation and the Combination there were 118.2 million JBG SMITH common shares outstanding and 19.5 million JBG SMITH LP common limited partnership units outstanding that were owned by parties other than JBG SMITH.
After the Combination on July 18, 2017, the combined portfolio of JBG SMITH was comprised of: (i) 68 operating assets comprising 50 office assets totaling over 13.9 million square feet (11.9 million square feet at our share), 14 multifamily assets totaling 6,016 units (4,232 units at our share) and four other assets totaling approximately 765,000 square feet (348,000 square feet at our share); (ii) 11 assets under construction comprising five office assets totaling over 1.3 million square feet (1.2 million square feet at our share) and six multifamily assets totaling 1,334 units (1,146 units at our share); (iii) two near-term development assets comprising one other asset of approximately 65,000 square feet (6,500 square feet at our share) and one multifamily asset totaling 433 units (303 units at our share), and (iv) 44 future development assets totaling over 22 million square feet (18.3 million square feet at our share) of estimated potential development density.
Our revenues are derived primarily from leases with office and multifamily tenants, including fixed rents and reimbursements from tenants for certain expenses such as real estate taxes, property operating expenses, and repairs and maintenance.
Only the U.S. federal government accounted for 10% or more of revenue for the three and six months ended June 30, 2017 and 2016, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
U.S. federal government	$23,168	$23,326	$46,377	$47,345
Percentage of office segment revenue	26.74%	26.03%	26.80%	26.26%
Percentage of total revenue	19.63%	20.05%	19.79%	20.31%

Basis of Presentation and Combination
The accompanying condensed combined financial statements include the Vornado Included Assets, all of which were under common control of Vornado for all periods prior to the July 17, 2017 transfer of assets to JBG SMITH and the distribution of JBG SMITH’s common shares to Vornado’s shareholders. The assets and liabilities in these combined financial statements have been carved out of Vornado’s books and records at their historical carrying amounts. All significant intercompany transactions and balances have been eliminated.

Our condensed combined financial statements covered in this report present the financial condition as of and for the three- and six-month periods ended June 30, 2017, which is prior to consummation of the Separation and the Combination. Therefore, the discussion of our results of operations, cash flows and financial condition set forth in this report is not necessarily indicative of our future results of operations, cash flows or financial condition as an independent, publicly traded company.
The historical financial results for the Vornado Included Assets reflect charges for certain corporate costs which we believe are reasonable. These charges were based on either actual costs incurred or a proportion of costs estimated to be applicable to the Vornado Included Assets based on an analysis of key metrics, including total revenues. Such costs do not necessarily reflect what the actual costs would have been if JBG SMITH had been operating as a separate standalone public company. These charges are discussed further in Note 11.

Presentation of earnings per share information is not applicable in these condensed combined financial statements, since these assets and liabilities were owned by Vornado during the periods presented.
The condensed combined financial statements included in this report are unaudited. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results that may be expected for a full year.
The accompanying unaudited condensed combined financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Accordingly, these unaudited condensed combined financial statements do not contain certain information required in annual financial statements and notes. The unaudited condensed combined balance sheet as of December 31, 2016 was derived from audited financial statements, but does not include all disclosures required under GAAP. These condensed combined financial statements should be read in conjunction with our Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission (the “SEC”) and declared effective on June 26, 2017 as well as the final Information Statement filed with the SEC as Exhibit 99.1 to our Current Report on Form 8-K filed on June 27, 2017.
Commencing with the transfer of assets to JBG SMITH and the distribution of JBG SMITH’s common shares to Vornado’s shareholders, JBG SMITH operates in a manner intended to enable it to qualify as a REIT under Sections 856‑860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as dividends to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Since Vornado operates as a REIT and distributes 100% of taxable income to its shareholders, no provision for federal income taxes has been made in the accompanying condensed combined financial statements. The Vornado Included Assets are subject to certain other taxes, including state and local taxes which are included in “income tax expense” in the condensed combined statements of income.
The Vornado Included Assets aggregate assets into two reportable segments (office and multifamily) because all of the assets in each segment have similar economic characteristics and we provide similar products and services to similar types of office and multifamily tenants.
Certain prior period data have been reclassified to conform to the current period presentation. We reclassified $4.0 million of investments to “Other assets” on our condensed combined balance sheet as of December 31, 2016 as a result of the revision in the line item “Investments in unconsolidated real estate ventures” on our condensed combined balance sheet to include only real estate investments.

2.    Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements (Accounting Standards Update or “ASU”) by the Financial Accounting Standards Board (“FASB”) that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters

Standards not yet adopted
ASU 2017‑09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting
This standard clarifies which changes to the terms or conditions of a share-based payment award are subject to the guidance on modification accounting under FASB Accounting Standards Codification (“ASC”) Topic 718. Entities would apply the modification accounting guidance unless the value, vesting requirements and classification of a share-based payment award are the same immediately before and after a change to the terms or conditions of the award.
		January 2018	We are currently evaluating the overall impact of the adoption of ASU 2017-09. The adoption of this standard is not expected to have a material impact on our combined financial statements.
ASU 2017‑05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for
Partial Sales of Nonfinancial Assets

This standard clarifies the scope of recently established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC 606.

		January 2018	The adoption of this standard is not expected to have an impact on our combined financial statements.
ASU 2017‑01 Business Combinations (Topic 805): Clarifying the Definition of a Business
This standard provides a screen to determine when an asset acquired or group of assets acquired is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated.

January 2018
The adoption of this standard will result in fewer real estate acquisitions qualifying as businesses and, accordingly, acquisition costs for those acquisitions that are not businesses will be capitalized rather than expensed.

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash
These standards amend the existing guidance and address specific cash flow issues with the objective of reducing existing diversity in practice. ASU 2016-15 addresses eight specific cash flow issues and ASU 2016-18 specifically addresses presentation of restricted cash and restricted cash equivalents in the statements of cash flows. These standards require a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, entities may apply the amendments prospectively as of the earliest date practicable.

		January 2018	Other than the revised statement of cash flows presentation of restricted cash, the adoption of these standards is not expected to have a material impact on our combined financial statements.

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2016-02, Leases (Topic 842)
This standard sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases.
January 2019
We are currently evaluating the overall impact of the adoption of ASU 2016-02 on our combined financial statements, including the timing of adopting this standard. ASU 2016-02 will more significantly impact the accounting for leases in which we are the lessee. We have ground leases for which we will be required to record a right-of-use asset and lease liability equal to the present value of the remaining minimum lease payments upon adoption of this standard. We also expect that this standard will have an impact on the presentation of certain lease and non‑lease components of revenue from leases with no material impact to “total revenues.”

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as clarified and amended by ASU 2016-08, ASU 2016-10 and ASU 2016-12
This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. It requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. This standard may be adopted either retrospectively or on a modified retrospective basis.
January 2018
We currently expect to utilize the modified retrospective method of adoption. We have commenced the execution of our project plan for adopting this standard, which consists of gathering and evaluating the inventory of our revenue streams. We expect this standard will have an impact on the presentation of certain lease and non-lease components of revenue from leases upon the adoption of ASU 2016‑02, Leases, with no material impact on “total revenues.” We expect this standard will have an impact on the timing of gains on certain sales of real estate. We are continuing to evaluate the impact of this standard on our combined financial statements.

3.    Investments in Unconsolidated Real Estate Ventures
The following is a summary of the composition of our investments in unconsolidated real estate ventures as of June 30, 2017 and December 31, 2016:

	Ownership Interest	Investment Balance
Investments	June 30, 2017	June 30, 2017	December 31, 2016
		(In thousands)
The Warner	55.0%	$38,823	$39,417
Other investments	Various	6,653	6,359
Total investments in unconsolidated real estate ventures		$45,476	$45,776

The following is a summary of the debt of our unconsolidated real estate ventures as of June 30, 2017 and December 31, 2016:

			Interest Rate	100% Unconsolidated Real Estate Ventures' Debt
Investments	Maturity		June 30, 2017	June 30, 2017	December 31, 2016
				(In thousands)
The Warner	06/01/23		3.65%	$273,000	$273,000
1101 17th Street	01/19/18	(1)	2.47%	31,000	31,000
Unconsolidated real estate ventures - mortgages payable				304,000	304,000
Unamortized deferred financing costs, net				(918)	(1,034)
Unconsolidated real estate ventures - mortgages payable, net				$303,082	$302,966
____________________

(1) In January 2017, the 1101 17th Street mortgage was extended from January 2017 to January 2018.
The following is a summary of the condensed combined financial information for all of our unconsolidated real estate ventures, as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016:

	June 30, 2017	December 31, 2016
Balance sheet information:	(In thousands)
Total assets	$606,293	$598,239
Total liabilities	$334,092	$327,862
Noncontrolling interests	$343	$343
Total equity	$271,858	$270,034

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income statement information:	(In thousands)
Total revenue	$18,318	$17,379	$36,557	$34,702
Net income	$3,570	$2,298	$5,993	$2,476
4.    Variable Interest Entities
As of June 30, 2017 and December 31, 2016, we have several unconsolidated variable interest entities. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method. As of June 30, 2017 and December 31, 2016, the net carrying amounts of our investment in these entities were $43.2 million and $42.4 million, respectively, and our maximum exposure to loss in these entities is limited to our investments.

5.    Other Assets, Net
The following is a summary of other assets, net as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In thousands)
Deferred leasing costs, gross	$166,689	$157,258
Accumulated amortization	(63,442)	(57,910)
Deferred leasing costs, net	103,247	99,348
Prepaid expenses	4,111	2,199
Identified intangible assets, net	2,739	3,063
Other	9,698	8,345
Total other assets, net	$119,795	$112,955

6.    Mortgages Payable
The following is a summary of mortgages payable as of June 30, 2017 and December 31, 2016:

	Interest Rate	Balance as of
	June 30, 2017	June 30, 2017	December 31, 2016
		(In thousands)
Variable rate (1)	2.77%	$767,291	$547,291
Fixed rate	5.52%	613,637	620,327
Mortgages payable		1,380,928	1,167,618
Unamortized deferred financing costs and premium/discount, net		(4,851)	(2,604)
Mortgages payable, net		$1,376,077	$1,165,014
Payable to Vornado Realty Trust (2)	3.70%	$289,904	$283,232
__________________________

(1)
On June 20, 2017, we completed a $220.0 million financing of The Bartlett, a 699-unit residential building in Arlington, Virginia. The five-year interest-only mortgage loan bears interest at LIBOR plus 1.70% per annum and matures in June 2022. We realized net proceeds of approximately $217.2 million.

(2)
In June 2016, the mortgage loan for the Bowen Building was repaid with proceeds of a $115.6 million draw on Vornado’s revolving credit facility collateralized by an interest in the property, and, accordingly, has been reflected as a component of “Payable to Vornado Realty Trust” on the combined balance sheets as of June 30, 2017 and December 31, 2016. The mortgage was assigned to JBG SMITH at Separation, and the note was repaid with amounts drawn under the revolving credit facility (see Note 12 for further discussion).

7.    Other Liabilities, Net
The following is a summary of other liabilities, net as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In thousands)
Prepaid rent	$13,762	$9,163
Lease assumptions liabilities and accrued tenant incentives	11,792	14,907
Lease intangible liabilities, net	10,862	11,570
Security deposits	10,316	10,324
Ground lease deferred rent payable	3,313	3,331
Other	—	192
Total other liabilities, net	$50,045	$49,487
8.    Fair Value Measurements

ASC 820, Fair Value Measurement and Disclosures, defines fair value and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 — quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 — observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 — unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no financial assets or liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

Financial Assets and Liabilities Not Measured at Fair Value
As of June 30, 2017 and December 31, 2016, all financial instruments and liabilities were reflected in our condensed combined balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	June 30, 2017		December 31, 2016
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial liabilities:
Mortgages payable	$1,380,928	$1,411,419	$1,167,618	$1,192,267
______________________________________
(1) The carrying amount consists of principal only.

The fair value of our mortgages payable is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. The fair value of the mortgages payable was determined using Level 2 inputs of the fair value hierarchy.

9.    Segment Information

Below is a summary of net income by segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
	Office	Multifamily	Other	Total
	(In thousands)
Total revenue	$86,631	$21,698	$9,691	$118,020
Operating expenses	57,639	13,083	16,846	87,568
Transaction and other costs	—	—	5,237	5,237
Total operating expenses	57,639	13,083	22,083	92,805
Operating income (loss)	28,992	8,615	(12,392)	25,215
Income from unconsolidated real estate ventures	105	—	—	105
Interest and other income, net	857	7	106	970
Interest expense	(10,476)	(4,117)	7	(14,586)
Income (loss) before income tax expense	19,478	4,505	(12,279)	11,704
Income tax expense	(37)	—	(326)	(363)
Net income (loss) attributable to JBG SMITH Properties	$19,441	$4,505	$(12,605)	$11,341

	Three Months Ended June 30, 2016
	Office	Multifamily	Other	Total
	(In thousands)
Total revenue	$89,612	$16,319	$10,408	$116,339
Total operating expenses	58,964	10,594	16,517	86,075
Operating income (loss)	30,648	5,725	(6,109)	30,264
Loss from unconsolidated real estate ventures	(374)	—	—	(374)
Interest and other income, net	759	—	1	760
Interest expense	(10,505)	(3,097)	53	(13,549)
Income (loss) before income tax expense	20,528	2,628	(6,055)	17,101
Income tax expense	(81)	—	(237)	(318)
Net income (loss) attributable to JBG SMITH Properties	$20,447	$2,628	$(6,292)	$16,783

	Six Months Ended June 30, 2017
	Office	Multifamily	Other	Total
	(In thousands)
Total revenue	$173,044	$42,473	$18,775	$234,292
Operating expenses	116,128	26,476	35,789	178,393
Transaction and other costs	—	—	11,078	11,078
Total operating expenses	116,128	26,476	46,867	189,471
Operating income (loss)	56,916	15,997	(28,092)	44,821
Income from unconsolidated real estate ventures	314	—	—	314
Interest and other income, net	1,723	7	15	1,745
Interest expense	(20,783)	(7,780)	59	(28,504)
Income (loss) before income tax expense	38,170	8,224	(28,018)	18,376
Income tax expense	(68)	—	(649)	(717)
Net income (loss) attributable to JBG SMITH Properties	$38,102	$8,224	$(28,667)	$17,659

	Six Months Ended June 30, 2016
	Office	Multifamily	Other	Total
	(In thousands)
Total revenue	$180,296	$31,825	$21,002	$233,123
Total operating expenses	123,116	19,541	35,927	178,584
Operating income (loss)	57,180	12,284	(14,925)	54,539
Loss from unconsolidated real estate ventures	(1,536)	—	—	(1,536)
Interest and other income, net	1,540	—	3	1,543
Interest expense	(21,517)	(4,283)	166	(25,634)
Income (loss) before income tax expense	35,667	8,001	(14,756)	28,912
Income tax expense	(98)	—	(484)	(582)
Net income (loss) attributable to JBG SMITH Properties	$35,569	$8,001	$(15,240)	$28,330
The following is a summary of certain balance sheet data by segment as of June 30, 2017 and December 31, 2016:

	Office	Multifamily	Other	Total
June 30, 2017	(In thousands)
Real estate, at cost	$2,935,001	$965,577	$270,735	$4,171,313
Investments in unconsolidated real estate ventures	$45,333	$—	$143	$45,476
Total assets	$2,527,891	$1,100,658	$281,396	$3,909,945
December 31, 2016
Real estate, at cost	$2,929,976	$959,267	$266,148	$4,155,391
Investments in unconsolidated real estate ventures	$45,647	$—	$129	$45,776
Total assets	$2,498,148	$872,838	$289,654	$3,660,640

10.    Commitments and Contingencies
Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us.
Other
There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
As of June 30, 2017, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $5.3 million.
We are obligated under non-cancelable operating leases, primarily for ground leases on certain of our properties through 2084, totaling $576.1 million.

11.	Related Party Transactions

As described in Note 1, the accompanying condensed combined financial statements present the operations of the office and multifamily assets as carved-out from the financial statements of Vornado. Certain centralized corporate costs borne by Vornado for management and other services including, but not limited to, accounting, reporting, legal, tax, information technology and human resources have been allocated to the assets in the combined financial statements using reasonable allocation methodologies. The total amounts allocated during the three months ended June 30, 2017 and 2016 were $5.4 million and $4.6 million, respectively. The total amounts allocated during the six months ended June 30, 2017 and 2016 were $12.2 million and $10.7 million, respectively. These allocated amounts are included as a component of general and administrative expenses on the combined statements of income and do not necessarily reflect what actual costs would have been if the Vornado Included Assets were a separate standalone public company. Actual costs may be materially different. Allocated amounts for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of allocated amounts for a full year.
In August 2014, we completed a $185.0 million financing of the Universal buildings, a 687,000 square foot office complex located in Washington, DC. In connection with this financing, pursuant to a note agreement dated August 12, 2014, we used a portion of the financing proceeds and made an $86.0 million loan to Vornado at LIBOR plus 2.9% (4.4% at June 30, 2017) due August 2019. During 2016 and 2015, Vornado repaid $4.0 million and $7.0 million of the loan receivable, respectively. As of June 30, 2017 and December 31, 2016, the balance of the receivable from Vornado, including accrued interest, was $76.7 million and $75.1 million, respectively. We recognized interest income of $843,000 and $1.7 million during the three and six months ended June 30, 2017, respectively, and $746,000 and $1.5 million during the three and six months ended June 30, 2016, respectively. At the Separation, Vornado repaid the outstanding balance of the loan and related accrued interest.
In connection with the development of The Bartlett, we entered into various note agreements with Vornado whereby we could borrow up to a maximum of $170.0 million. As of June 30, 2017 and December 31, 2016, the amounts outstanding under these note agreements at LIBOR plus 2.9% (4.7% at June 30, 2017) were $174.3 million and $166.5 million, respectively, and are included in “Payable to Vornado Realty Trust” on our condensed combined balance sheets. We incurred interest of $2.0 million and $3.7 million during the three and six months ended June 30, 2017, respectively, and $1.1 million and $1.8 million during the three and six months ended June 30, 2016, respectively. Vornado contributed these note agreements to JBG SMITH at the Separation.

In June 2016, the $115.0 million mortgage loan (including $608,000 of accrued interest) secured by the Bowen Building, a 231,000 square foot office building located in Washington, DC, was repaid with the proceeds of a $115.6 million draw on Vornado’s revolving credit facility. Given that the $115.6 million draw on Vornado’s credit facility is secured by an interest in the property, such amount is included in “Payable to Vornado Realty Trust” on our condensed combined balance sheets. We incurred interest expense of $625,000 and $1.2 million during the three and six months ended June 30, 2017, respectively, and $145,000 for both the three and six months ended June 30, 2016. The mortgage was assigned to JBG SMITH at the Separation, and the note was repaid with amounts drawn under our revolving credit facility. See Note 12 for further discussion.
We have agreements with Building Maintenance Services (“BMS”), a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our properties. We paid BMS $3.2 million and $6.3 million during the three and six months ended June 30, 2017, respectively, and $3.2 million and $6.3 million during the three and six months ended June 30, 2016, respectively, which are included in “Property operating expenses” on our condensed combined statements of income.
In connection with the Separation and the Combination, we entered into an agreement with Vornado under which Vornado will provide operational support for an initial period of up to two years. See Note 12 for further discussion.
We entered into a consulting agreement with Mr. Schear, a member of our Board of Trustees and formerly the president of Vornado’s Washington, DC segment. The consulting agreement, which expires on December 31, 2017, is subject to renewal through the second anniversary of the closing of the Combination unless earlier terminated and provides for the payment of consulting fees at the rate of $166,667 per month for the 24 months following the closing, including upon termination of the consulting agreement in certain circumstances by us, or after December 31, 2017 by him. In March 2017, Vornado amended Mr. Schear’s employment agreement with Vornado to provide for the payments that Mr. Schear will receive in connection with certain post-employment services related to the Separation which services are intended to facilitate the integration of the operations of Vornado’s Washington, DC segment with those of the management business and certain assets of JBG.

12.	Subsequent Events
Pursuant to the Subsequent Events Topic of the Financial Accounting Standards Board ASC, we have evaluated subsequent events and transactions that occurred after our June 30, 2017 unaudited condensed combined balance sheet date for potential recognition or disclosure in our condensed combined financial statements and have also included such events in the footnotes herein.
The Separation
On July 17, 2017, we completed the Separation from Vornado. The Separation was effectuated by the distribution by Vornado of one common share of JBG SMITH for every two common shares of Vornado, and the distribution by VRLP of one common limited partnership unit of JBG SMITH LP for every two common limited partnership units of VRLP. A total of 94.7 million of our common shares and 5.8 million common limited partnership units of JBG SMITH LP were distributed to parties other than JBG SMITH. We are now an independent public company trading under the ticker symbol “JBGS” on the New York Stock Exchange. See Note 1 for further discussion.
The Combination
On July 18, 2017, we completed the Combination and acquired the management business and certain assets and liabilities, including mortgages payable with an aggregate principal balance of approximately $770.0 million, of The JBG Companies in exchange for 37.2 million common shares and common limited partnership units with a volume weighted average price on July 18, 2017 of $37.10 per share/unit. In accordance with ASC 805, Business Combinations, the Combination will be accounted for at fair value under the acquisition method of accounting. The purchase price allocation is in process and will be finalized after our valuation studies are complete. In addition, due to the short period of time between the closing of the Combination and the filing of this Quarterly Report on Form 10-Q, pro forma disclosures are not included and will be subsequently filed in an amended Current Report on Form 8-K, in accordance with SEC regulations.
The JBG assets acquired comprise: (i) 30 operating assets comprising 19 office assets totaling approximately 3.6 million square feet (2.3 million square feet at our share), nine multifamily assets with 2,883 units (1,099 units at our share) and two other assets totaling approximately 490,000 square feet (73,000 square feet at our share); (ii) 11 office and multifamily assets under construction totaling over 2.5 million square feet (2.2 million square feet at our share); (iii) two near-term development office and multifamily assets totaling approximately 401,000 square feet (242,000 square feet at our share); (iv) 26 future development assets totaling approximately 11.7 million square feet (8.5 million square feet at our share) of estimated potential development density; and (v) JBG/Operating Partners, L.P., a real estate services company providing investment, development, asset management, property management, leasing, construction management and other services. JBG/Operating Partners, L.P. was owned by 20 unrelated individuals of which 19 became our employees, and three of these former owners serve on our Board of Trustees.
Acquisition-related transaction costs and costs to effect the Separation and the Combination (such as advisory, legal, accounting, valuation and other professional fees) will not be included as a component of acquisition consideration. Such costs are expensed in the periods incurred.
In connection with the Separation and the Combination, we entered into an agreement with Vornado under which Vornado will provide operational support for an initial period of up to two years. These services include information technology, financial reporting and payroll services. The charges for these services will be based on an hourly or per transaction fee arrangement including reimbursement for overhead and out-of-pocket expenses. Pursuant to an agreement, we are providing Vornado with leasing and property management services for certain of its assets held under joint venture arrangements that were not part of the Separation. We believe that the terms of both of these agreements are comparable to those that would have been negotiated on an arm’s-length basis.

Other Events

JBG SMITH 2017 Omnibus Share Plan

On June 23, 2017, our Board of Trustees adopted the JBG SMITH 2017 Omnibus Share Plan (the “Plan”), effective as of July 17, 2017, and authorized the reservation of approximately 10.3 million of our common shares pursuant to the Plan. On July 10, 2017, our sole shareholder approved the Plan.
Initial Formation Awards
Pursuant to the Plan, on July 18, 2017, we granted approximately 2.7 million initial formation awards based on an aggregate notional value of approximately $100.0 million divided by the volume-weighted average price on July 18, 2017 of $37.10 per common share. The initial formation awards are structured in the form of profits interests that provide for a share of appreciation determined by the increase in the value of a common share at the time of conversion over the $37.10 volume-weighted average price of a common share at the time the formation unit was granted. The initial formation awards, subject to certain conditions, will vest 25% on each of the third and fourth anniversaries, and 50% on the fifth anniversary, of the closing of the Combination, subject to continued employment with JBG SMITH through each vesting date.
2017 Equity Grants
On July 18, 2017, we granted long-term incentive partnership units (“LTIP Units”) to the seven independent Trustees in the amount of $250,000 each. The LTIP Units fully vested on the date of grant, but may not be sold while an independent Trustee is serving on the Board.
On August 1, 2017, we granted approximately 303,700 LTIP Units to management and other employees under our Plan. The LTIP units vest in four equal installments on July 18 of each year, subject to continued employment.
On August 1, 2017, we granted approximately 607,000 out-performance award units (“OPP Units”) to management and other employees under the Plan. OPP Units are part of a performance-based equity compensation plan pursuant to which participants have the opportunity to earn OPP units based on the relative performance of the total shareholder return (“TSR”) of our common shares compared to the companies in the FTSE NAREIT Equity Office Index, over the three-year performance period beginning on the August 1, 2017 grant date, inclusive of dividends and stock price appreciation. 50% of any OPP Units that are earned vest at the end of the three-year performance period and the remaining 50% on the fourth anniversary of the date of grant, subject to continued employment.
Credit Facility

On July 18, 2017, we entered into a $1.4 billion credit facility, consisting of a $1.0 billion revolving credit facility with a four-year term, with two six-month extension options, a five and a half-year delayed draw $200.0 million unsecured term loan (“Tranche A-1 Term Loan”) and a seven-year delayed draw $200.0 million unsecured term loan (“Tranche A-2 Term Loan”). The interest rate for the credit facility will vary based on a ratio of our total outstanding indebtedness to a valuation of certain real property businesses and assets and will range (a) in the case of the revolving credit facility, from LIBOR plus 1.10% to LIBOR plus 1.50%, (b) in the case of the Tranche A-1 Term Loan, from LIBOR plus 1.20% to LIBOR plus 1.70% and (c) in the case of the Tranche A-2 Term Loan, from LIBOR plus 1.55% to LIBOR plus 2.35%. On July 18, 2017, in connection with the Combination, we drew $115.8 million on the revolving credit facility and $50.0 million under the Tranche A-2 Term Loan. In connection with the execution of the credit facility, we incurred $6.8 million in fees and expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Item 1A, of our Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission (the “SEC”) and declared effective on June 26, 2017, as well as the section entitled “Risk Factors” of the final Information Statement filed with the SEC as Exhibit 99.1 on our Current Report on Form 8-K filed on June 27, 2017.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Organization, Basis of Presentation and Overview

JBG SMITH Properties (“JBG SMITH”) was organized by Vornado Realty Trust (NYSE: VNO) (“Vornado”) as a Maryland real estate investment trust (“REIT”) on October 27, 2016 (capitalized on November 22, 2016). JBG SMITH was formed for the purpose of receiving, via the spin-off on July 17, 2017 (the “Separation”), substantially all of the assets and liabilities of Vornado’s Washington, DC segment, which operated as Vornado / Charles E. Smith, (the “Vornado Included Assets”). On July 18, 2017, JBG SMITH acquired the management business and certain assets of The JBG Companies (“JBG”) (the “Combination”). Unless the context otherwise requires, all references to “we,” “us,” and “our,” refer to JBG SMITH after giving effect to the transfer of assets and liabilities from Vornado, but prior to the date of completion of the Separation.

Prior to the Separation from Vornado, JBG SMITH was a wholly owned subsidiary of Vornado and had no material assets or operations. Pursuant to a separation agreement, on July 17, 2017, Vornado distributed 100% of the then outstanding common shares of JBG SMITH on a pro rata basis to the holders of its common shares. Prior to such distribution by Vornado, Vornado Realty L.P. (“VRLP”), Vornado's operating partnership, distributed common limited partnership units of JBG SMITH LP, our operating partnership, on a pro rata basis to the holders of its common limited partnership units, consisting of Vornado and the other common limited partners of VRLP. Following such distribution by VRLP and prior to such distribution by Vornado, Vornado contributed to JBG SMITH all of the JBG SMITH LP common limited partnership units it received in exchange for common shares of JBG SMITH. Each Vornado common shareholder received one JBG SMITH common share for every two Vornado common shares held as of the close of business on July 7, 2017 (the “Record Date”).  Vornado and each of the other limited partners of VRLP received one JBG SMITH LP common limited partnership unit for every two common limited partnership units in VRLP held as of the close of business on the Record Date. The operations of JBG SMITH are presented as if the transfer of the Vornado Included Assets had been consummated prior to all historical periods presented in the accompanying condensed combined financial statements at the carrying amounts of such assets and liabilities reflected in Vornado’s books and records.

After the Combination on July 18, 2017, the combined portfolio of JBG SMITH comprised: (i) 68 operating assets comprising 50 office assets totaling over 13.9 million square feet (11.9 million square feet at our share), 14 multifamily assets totaling 6,016 units (4,232 units at our share) and four other assets totaling approximately 765,000 square feet (348,000 square feet at our share); (ii) 11 assets under construction comprising five office assets totaling over 1.3 million square feet (1.2 million square feet at our share) and six multifamily assets totaling 1,334 units (1,146 units at our share); (iii) two near-term development assets comprising one other asset of approximately 65,000 square feet (6,500 square feet at our share) and one multifamily asset totaling 433 units (303 units at our share), and (iv) 44 future development assets totaling over 22 million square feet (18.3 million square feet at our share) of estimated potential development density.

The following is a discussion of the historical results of operations and liquidity and capital resources of JBG SMITH as of and for the period ended June 30, 2017, which is prior to the consummation of the Separation and the Combination. The historical results presented include the Vornado Included Assets, all of which were under common control of Vornado until July 17, 2017. Unless otherwise specified, the discussion of the historical results does not include the results of the assets acquired from The JBG Companies on July 18, 2017. The following discussion should be read in conjunction with the condensed combined interim financial statements and notes thereto appearing in “Item 1. Financial Statements” of this report and the more detailed information contained in the final Information Statement filed with the SEC as Exhibit 99.1 to our Current Report on Form 8-K filed on June 27, 2017.

The accompanying unaudited condensed combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and revenues and expenses during the reporting periods. Actual results could differ from these estimates. The historical financial results for the Vornado Included Assets reflect charges for certain corporate costs which we believe are reasonable. These charges were based on either actual costs incurred or a proportion of costs estimated to be applicable to the Vornado Included Assets based on an analysis of key metrics, including total revenues. Such costs do not necessarily reflect what the actual costs would have been if the Vornado Included Assets had been operating as a separate standalone public company. These charges are discussed further in Note 11 to the condensed combined financial statements included as part of this Quarterly Report on Form 10-Q.
JBG SMITH has elected to be taxed as a REIT for U.S. Federal income tax purposes. Commencing with the transfer of assets to JBG SMITH and the distribution of JBG SMITH’s common shares to Vornado’s shareholders, JBG SMITH operates in a manner intended to enable it to qualify as a REIT under Sections 856‑860 of the Code. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as dividends to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Since Vornado operates as a REIT and distributes 100% of its taxable income to its shareholders, no provision for federal income taxes has been made in the accompanying combined financial statements. The Vornado Included Assets are also subject to certain other taxes, including state and local taxes which are included in “income tax expense” in the condensed combined statements of income.
Presentation of earnings per share information is not applicable in the condensed combined financial statements, since these assets and liabilities were wholly owned by Vornado.
The Vornado Included Assets aggregate assets into two reportable segments-office and multifamily-because all of the assets in each segment have similar economic characteristics and we will provide similar products and services to similar types of office and multifamily tenants.
We compete with a large number of property owners and developers. Our success depends upon, among other factors, trends affecting national and local economies, the financial condition and operating results of current and prospective tenants, the availability and cost of capital, interest rates, construction and renovation costs, taxes, governmental regulations and legislation, population trends, zoning laws, and our ability to lease, sublease or sell our assets at profitable levels. Our success is also subject to our ability to refinance existing debt on acceptable terms as it comes due.
Critical Accounting Policies and Estimates
Our Information Statement on Form 10, as amended, filed with the SEC on June 20, 2017 contains a description of our critical accounting policies, including real estate, deferred costs, revenue recognition and income taxes. For the three and six months ended June 30, 2017, there were no material changes to these policies.
Recent Accounting Pronouncements

See Note 2 to the condensed combined financial statements included as part of this Quarterly Report on Form 10-Q for a description of the potential impact of the adoption of any new accounting pronouncements.
Results of Operations
Comparison of the Three Months Ended June 30, 2017 to 2016
The following summarizes certain line items from our unaudited condensed combined statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended June 30, 2017 as compared to the same period in 2016:

	Three Months Ended June 30,
	2017	2016	% Change
	(In thousands)
Property rentals revenue	$100,747	$98,861	1.9%
Tenant reimbursements revenue	9,030	8,716	3.6%
Third-party real estate services revenue	4,869	5,767	(15.6)%
Other income	3,374	2,995	12.7%
Depreciation and amortization expense	31,993	32,625	(1.9)%
Property operating expense	28,285	27,374	3.3%
Real estate taxes expense	15,582	14,137	10.2%
General and administrative expense	11,708	11,939	(1.9)%
Transaction and other costs	5,237	—	NM*
Income (loss) from unconsolidated real estate ventures	105	(374)	NM*
Interest expense	14,586	13,549	7.7%
______________
* Not meaningful.
Property rentals revenue increased by approximately $1.8 million, or 1.9%, to $100.7 million in 2017 from $98.9 million in 2016. The increase was primarily due to The Bartlett multifamily project being phased into service during the second quarter of 2016, partially offset by 1150 17th St and 1770 Crystal Drive, both of which were taken out of service, and higher straight-line rent.
Tenant reimbursements revenue increased by approximately $300,000, or 3.6%, to $9.0 million in 2017 from $8.7 million in 2016. The increase was primarily due to higher real estate taxes.
Third-party real estate services revenue decreased by approximately $900,000, or 15.6%, to $4.9 million in 2017 from $5.8 million in 2016. The decrease was primarily due to lower third-party management fees and leasing commissions, partially offset by an increase in development and construction fees.
Other income increased by approximately $400,000, or 12.7%, to $3.4 million in 2017 from $3.0 million in 2016. The increase was primarily due to lease termination payments from tenants.
Depreciation and amortization expense decreased by approximately $600,000, or 1.9%, to $32.0 million for 2017 from $32.6 million in 2016. The decrease was primarily due to 1150 17th Street and 1726 M Street which were taken out of service during 2016 to prepare for the development of a new Class A office building, partially offset by phasing The Bartlett into service during the second quarter of 2016.
Property operating expense increased by approximately $900,000, or 3.3%, to $28.3 million in 2017 from $27.4 million in 2016. The increase was primarily due to an increase in bad debt expense.
Real estate tax expense increased by approximately $1.5 million, or 10.2%, to $15.6 million in 2017 from $14.1 million in 2016. The increase was primarily due to an increase in the tax assessment and lower capitalized real estate taxes for The Bartlett and increases in the tax assessment for certain of our office properties.
General and administrative expense decreased by approximately $200,000, or 1.9%, to $11.7 million for 2017 from $11.9 million in 2016. The decrease was primarily due to lower payroll and benefits.
Transaction and other costs of $5.2 million in 2017 consist primarily of professional fees incurred in connection with the Separation and the Combination.
Income (loss) from unconsolidated real estate ventures increased by approximately $479,000, to $105,000 in 2017 from a loss of $374,000 in 2016. The increase was primarily due to a reduction of interest expense resulting from the refinancing of the Warner Building mortgage loan in May 2016 at a lower interest rate and a lower outstanding principal amount.
Interest expense increased by approximately $1.1 million, or 7.7%, to $14.6 million for 2017 from $13.5 million in 2016. The increase was primarily due to higher interest expense on the amount payable to Vornado as a result of a higher outstanding balance due to borrowings and lower capitalized interest related to The Bartlett which was phased into service during the second quarter of 2016.

Comparison of the Six Months Ended June 30, 2017 to 2016
The following summarizes certain line items from our unaudited condensed combined statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the six months ended June 30, 2017 as compared to the same period in 2016:

	Six Months Ended June 30,
	2017	2016	% Change
	(In thousands)
Property rentals revenue	$199,771	$196,232	1.8%
Tenant reimbursements revenue	17,667	18,197	(2.9)%
Third-party real estate services revenue	9,923	12,301	(19.3)%
Other income	6,931	6,393	8.4%
Depreciation and amortization expense	65,775	66,914	(1.7)%
Property operating expense	56,466	56,460	—%
Real estate taxes expense	30,754	29,250	5.1%
General and administrative expense	25,398	25,960	(2.2)%
Transaction and other costs	11,078	—	NM*
Income (loss) from unconsolidated real estate ventures	314	(1,536)	NM*
Interest expense	28,504	25,634	11.2%
______________
* Not meaningful.
Property rentals revenue increased by approximately $3.6 million or 1.8%, to $199.8 million in 2017 from $196.2 million in 2016. The increase was primarily due to The Bartlett multifamily project being phased into service during the second quarter of 2016, partially offset by 1150 17th St and Crystal Square 3, both of which were taken out of service, and higher straight-line rent.
Tenant reimbursements revenue decreased by approximately $500,000 or 2.9%, to $17.7 million in 2017 from $18.2 million in 2016. The decrease was primarily due to lower operating expenses and real estate taxes for the office portfolio, partially offset by an increase in tenant services.
Third-party real estate services revenue decreased by approximately $2.4 million, or 19.3%, to $9.9 million in 2017 from $12.3 million in 2016. The decrease was primarily due to lower third-party management fees and leasing commissions.
Other income increased by approximately $500,000, or 8.4%, to $6.9 million in 2017 from $6.4 million in 2016. The increase was primarily due to lease termination payments from tenants.
Depreciation and amortization expense decreased by approximately $1.1 million, or 1.7%, to $65.8 million for 2017 from $66.9 million in 2016. The decrease was primarily due to 1150 17th Street and 1726 M Street which were taken out of service during 2016 to prepare for the development of a new Class A office building, partially offset by phasing The Bartlett into service during the second quarter of 2016.
Property operating expense remained relatively constant at $56.5 million in 2017 and 2016. Activity for the period included an increase in repairs and maintenance expense offset by a reduction in utilities.
Real estate tax expense increased by approximately $1.5 million, or 5.1%, to $30.8 million in 2017 from $29.3 million in 2016. The increase was primarily due to an increase in the tax assessments and lower capitalized real estate taxes for The Bartlett, partially offset by capitalized real estate taxes for 1150 17th Street and 1726 M Street, which were taken out of service during 2016.
General and administrative expense decreased by approximately $600,000, or 2.2%, to $25.4 million for 2017 from $26.0 million in 2016. The decrease was primarily due to lower payroll and benefits.
Transaction and other costs of $11.1 million in 2017 consist primarily of professional fees incurred in connection with the Separation and the Combination.

Income from unconsolidated real estate ventures increased by approximately $1.8 million to $314,000 in 2017 from a loss of $1.5 million in 2016. The increase was primarily due to a reduction of interest expense resulting from the refinancing of the Warner Building mortgage loan in May 2016 at a lower interest rate and for a lower outstanding principal amount.
Interest expense increased by approximately $2.9 million, or 11.2%, to $28.5 million for 2017 from $25.6 million in 2016. The increase was primarily due to lower capitalized interest on The Bartlett which was phased into service during the second quarter of 2016.
Property Operating Income, Net Operating Income (“NOI”) and Same Store NOI
In this section, we present Property Operating Income and NOI, which are non-GAAP financial measures. The most directly comparable GAAP measure is net income attributable to JBG SMITH Properties, which, to calculate Property Operating Income, is adjusted to add back depreciation and amortization expense, general and administrative expense, interest expense, impairment losses, transaction costs, income tax expense, and to exclude management and leasing fees, equity in income of unconsolidated real estate ventures, and other income. NOI is further adjusted to exclude straight-line rent, amortization of below-market ground lease intangibles, amortization of lease incentives, and accretion of below market lease intangibles (net), and to exclude related party management fee expense recorded at each property based on a percentage of revenue. We use Property Operating Income and NOI internally as performance measures and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only property related revenue (which includes base rent, tenant expense recoveries and other operating revenue) less operating expense, before straight-line rent and related party management fees. We also present our share of NOI, which represents our share of the NOI generated by our consolidated and unconsolidated operating assets based on our percentage ownership of such assets. Management uses NOI as a supplemental performance measure for our assets and believes it provides useful information to investors because it reflects only those revenue and expense items that are incurred at the asset level, excluding non-cash items. In addition, NOI is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. However, because NOI excludes depreciation and amortization and captures neither the changes in the value of our assets that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our assets, all of which have real economic effect and could materially impact the financial performance of our assets, the utility of NOI as a measure of the operating performance of our assets is limited. Property Operating Income and NOI presented by us may not be comparable to Property Operating Income and NOI reported by other REITs that define these measures differently. We believe that to facilitate a clear understanding of our operating results, Property Operating Income and NOI should be examined in conjunction with net income attributable to JBG SMITH Properties as presented in our consolidated financial statements. Property Operating Income and NOI should not be considered as an alternative to net income attributable to JBG SMITH Properties as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.

We also provide certain information on a “same store” basis. Information provided on a same store basis includes the results of properties that are a part of the Vornado Included Assets owned, operated and stabilized for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same store pool when a property is considered to be a property under construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property operating income. A development property or property under construction is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods, and the property is not under significant development or redevelopment.

For the three and six months ended June 30, 2017, two Vornado Included Assets (The Bartlett and 1800 South Bell Street) were not included in the same store comparison as they were out of service during portions of the periods being compared.

Same store NOI increased by $758,000, or 1.1%, and $2.2 million, or 1.6%, for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016, respectively. The increase in same store NOI for the three and six months ended June 30, 2017 was primarily due to the expiration of rent abatements and higher property rental revenue from lease commencements.

The following table reflects the reconciliation of net income attributable to JBG SMITH Properties, the most directly comparable GAAP measure, to Property Operating Income, NOI and same store NOI for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income attributable to JBG SMITH Properties	$11,341	$16,783	$17,659	$28,330
Adjustments:
Depreciation and amortization	31,993	32,625	65,775	66,914
Ground rent	585	372	1,026	830
Management and leasing fees	(6,863)	(7,580)	(13,863)	(16,447)
Income from unconsolidated real estate ventures	(105)	374	(314)	1,536
Interest and other income, net	(970)	(760)	(1,745)	(1,543)
General and administrative expense	11,708	11,939	25,398	25,960
Transaction and other costs	5,237	—	11,078	—
Interest expense	14,586	13,549	28,504	25,634
Income tax expense	363	318	717	582
Unconsolidated real estate venture share of property operating income	3,452	3,282	6,970	6,426
Other non-operating loss from incidental operations	1,298	490	3,772	1,297
Property Operating Income	72,625	71,392	144,977	139,519
Straight-line rent adjustment	(2,088)	(4,084)	(5,804)	(7,523)
Related party adjustment (1)	2,568	2,551	5,110	5,090
Ground rent expense	(461)	(435)	(890)	(870)
Straight-line rent adjustment for unconsolidated real estate ventures	(72)	(681)	(681)	(1,185)
Related party adjustment for unconsolidated real estate ventures (1)	158	122	434	391
NOI	72,730	68,865	143,146	135,422
Non-same store NOI (2)	4,142	1,035	7,882	2,317
Same store NOI (3)	$68,588	$67,830	$135,264	$133,105

Growth in same store NOI	1.1%		1.6%
Number of properties	36		36
___________________________________________________

(1)	To eliminate management fees included in property operating income.

(2)
Includes the results for properties that are a part of the Vornado Included Assets that were not owned, operated and stabilized for the entirety of both periods being compared and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

(3)
Includes the results of the properties that are a part of the Vornado Included Assets owned, operated and stabilized for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Liquidity and Capital Resources
Property rental income is our primary source of operating cash flow and is dependent on a number of factors including occupancy levels and rental rates, as well as our tenants’ ability to pay rent. Our assets provide us with a relatively consistent level of cash flow that enables us to pay operating expenses, debt service, recurring capital expenditures, dividends to shareholders and distributions to holders of limited partnership units. Other sources of liquidity to fund cash requirements include proceeds from financings and asset sales. We anticipate that cash flows from continuing operations over the next 12 months and proceeds from financings, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, dividends to shareholders and distributions to holders of limited partnership units.

Financing Activities and Contractual Obligations
Below is a summary of our outstanding debt as of June 30, 2017 and December 31, 2016:

			Interest Rate	Balance as of
	Maturity	Stated Interest Rate	June 30, 2017	June 30, 2017	December 31, 2016
First mortgages secured by:				(In thousands)
RiverHouse Apartments	04/01/25	LIBOR + 128	2.50%	$307,710	$307,710
The Bartlett (1)	06/20/22	LIBOR + 170	2.92%	220,000	—
Universal Buildings	08/12/21	LIBOR + 190	3.12%	185,000	185,000
2101 L Street	08/15/24	3.97%	3.97%	141,960	143,415
2121 Crystal Drive	03/01/23	5.51%	5.51%	140,397	141,625
WestEnd25	06/01/21	4.88%	4.88%	100,078	100,842
1215 Clark Street, 200 12th Street & 251 18th Street	01/01/25	7.94%	7.94%	89,203	91,015
2011 Crystal Drive (2)	08/01/17	7.30%	7.30%	74,338	75,004
220 20th Street	02/01/18	4.61%	4.61%	67,661	68,426
1730 M Street and 1150 17th Street (3)	08/26/17	LIBOR + 125	2.47%	43,581	43,581
Courthouse Plaza 1 and 2	05/10/20	LIBOR + 160	2.82%	11,000	11,000
Mortgages payable				1,380,928	1,167,618
Unamortized deferred financing costs, net and other				(4,851)	(2,604)
Mortgages payable, net				$1,376,077	$1,165,014
Payable to Vornado Realty Trust (4)			3.70%	$289,904	$283,232
___________________

(1)
On June 20, 2017, we completed a $220.0 million financing of The Bartlett. The five-year mortgage loan is interest-only at LIBOR plus 1.70% per annum and matures in June 2022. We realized net proceeds of approximately $217.2 million.

(2)	On July 27, 2017, we repaid the mortgage secured by 2011 Crystal Drive.

(3)	On July 17, 2017, we repaid the mortgages secured by 1730 M Street and 1150 17th Street.

(4)
In June 2016, the mortgage loan for the Bowen Building was repaid with proceeds of a $115.6 million draw on Vornado’s revolving credit facility and is secured by an interest in the property, and, accordingly, has been reflected as a component of “Payable to Vornado Realty Trust” on the combined balance sheets as of June 30, 2017 and December 31, 2016. The mortgage was assigned to JBG SMITH at the Separation, and the note was repaid with amounts drawn under the revolving credit facility (see Note 12 to the condensed combined financial statements included as part of this Quarterly Report on Form 10-Q).

Contractual Obligations and Commitments

Below is a summary of our contractual obligations and commitments as of June 30, 2017:

	Total	2017	2018	2019	2020	2021	2022	Thereafter
Contractual cash obligations (principal and interest):	(In thousands)
Mortgages payable	$1,635,685	$149,286	$141,774	$238,955	$49,848	$139,636	$260,107	$656,079
Operating leases	576,080	849	1,741	1,788	1,837	1,888	1,943	566,034
Purchase obligations, primarily construction commitments	55,163	55,163	—	—	—	—	—	—
Total contractual cash obligations	$2,266,928	$205,298	$143,515	$240,743	$51,685	$141,524	$262,050	$1,222,113
Payable to Vornado Realty Trust	$289,904	$289,904	$—	$—	$—	$—	$—	$—
Commitments:
Capital commitments to unconsolidated ventures	$5,258	$5,258	$—	$—	$—	$—	$—	$—

On July 18, 2017, we entered into a $1.4 billion credit facility, consisting of a $1.0 billion revolving credit facility with a four-year term, with two six-month extension options, a five and a half-year delayed draw $200.0 million unsecured term loan (“Tranche A-1 Term Loan”) and a seven-year delayed draw $200.0 million unsecured term loan (“Tranche A-2 Term Loan”). The interest rate for the credit facility will vary based on a ratio of our total outstanding indebtedness to a valuation of certain real property businesses and assets and will range (a) in the case of the revolving credit facility, from LIBOR plus 1.10% to LIBOR plus 1.50%, (b) in the case of the Tranche A-1 Term Loan, from LIBOR plus 1.20% to LIBOR plus 1.70% and (c) in the case of the Tranche A-2 Term Loan, from LIBOR plus 1.55% to LIBOR plus 2.35%. On July 18, 2017, in connection with the Combination, we drew $115.8 million on the revolving credit facility and $50.0 million under the Tranche A-2 Term Loan. In connection with the execution of the credit facility, we incurred $6.8 million in fees and expenses.
See Note 12 to the condensed combined financial statements included as part of this Quarterly Report on Form 10-Q for a discussion of subsequent events.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the condensed combined statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Six Months Ended June 30,
	2017	2016	Change
	(In thousands)
Net cash provided by operating activities	$72,658	$90,920	$(18,262)
Net cash used in investing activities	$(56,629)	$(144,741)	$88,112
Net cash provided by financing activities	$235,584	$25,118	$210,466
Cash Flows for the Six Months Ended June 30, 2017
Cash and cash equivalents were $280.6 million at June 30, 2017, compared to $29.0 million at December 31, 2016, an increase of $251.6 million. This increase resulted from $72.7 million of net cash provided by operating activities and $235.6 million of net cash provided by financing activities, partially offset by $56.6 million of net cash used in investing activities. Our combined outstanding debt was $1.4 billion at June 30, 2017, a $211.1 million increase from the balance at December 31, 2016.
Net cash provided by operating activities of $72.7 million was comprised of (i) net income of $17.7 million, (ii) $63.1 million of non-cash adjustments, which include depreciation and amortization, income from unconsolidated real estate ventures, straight-line rent and accretion of below-market lease intangibles and (iii) distributions of income from unconsolidated real estate ventures of $628,000, partially offset by (iv) the net change in operating assets and liabilities of $8.8 million.
Net cash used in investing activities of $56.6 million primarily was comprised of (i) $54.7 million of development costs, construction in progress and real estate additions, (ii) $1.4 million of other investments and (iii) an increase of $472,000 in restricted cash.

Net cash provided by financing activities of $235.6 million was comprised of (i) $220.0 million of proceeds from borrowings related to The Bartlett, (ii) $21.2 million of contributions, net, and (iii) $4.0 million of proceeds from borrowings from Vornado, partially offset by (iv) $6.7 million for the repayments of borrowings and (v) $2.9 million of debt issuance costs.
Cash Flows for the Six Months Ended June 30, 2016
Cash and cash equivalents were $46.3 million at June 30, 2016, compared to $75.0 million at December 31, 2015, a decrease of $28.7 million. This decrease resulted from $144.7 million of net cash used in investing activities, partially offset by $90.9 million of net cash provided by operating activities and $25.1 million of net cash provided by financing activities.
Net cash provided by operating activities of $90.9 million was comprised of (i) net income of $28.3 million, (ii) $68.6 million of non-cash adjustments, which include depreciation and amortization, loss from unconsolidated real estate ventures, straight-line rent and accretion of below-market lease intangibles and (iii) distributions of income from unconsolidated real estate ventures of $777,000, partially offset by (iv) the net change in operating assets and liabilities of $6.8 million.
Net cash used in investing activities of $144.7 million was comprised of (i) $123.5 million of development costs, construction in progress and real estate additions, (ii) $20.0 million of investments in unconsolidated real estate ventures and (iii) $1.5 million of other investments, partially offset by (iv) a decrease of $272,000 in restricted cash.
Net cash provided by financing activities of $25.1 million primarily was comprised of (i) $28.5 million of proceeds from borrowings from Vornado and (ii) $1.5 million of net contributions, partially offset by (iii) $4.9 million for the repayments of borrowings.

Off-Balance Sheet Arrangements
Unconsolidated Real Estate Ventures
We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable interest entity, as defined in the Consolidation Topic of the FASB ASC. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.
As of June 30, 2017, we have investments in unconsolidated real estate ventures totaling $45.5 million. For the majority of these investments, we exercise significant influence over, but do not control these entities and therefore account for these investments using the equity method of accounting. For a more complete description of our joint ventures, see Note 3 to the condensed combined financial statements included as part of this Quarterly Report on Form 10-Q.
As of June 30, 2017, the aggregate carrying amount of the debt of our unconsolidated real estate ventures accounted for under the equity method was approximately $304.0 million.
Reconsideration events could cause us to consolidate these unconsolidated real estate ventures and partnerships in the future. We evaluate reconsideration events as we become aware of them. Some triggers to be considered are additional contributions required by each partner and each partners’ ability to make those contributions. Under certain of these circumstances, we may purchase our partner’s interest. Our unconsolidated real estate ventures are with entities which appear sufficiently stable to meet their capital requirements; however, if market conditions worsen and our partners are unable to meet their commitments, there is a possibility we may have to consolidate these entities.
Commitments and Contingencies
There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
As of June 30, 2017, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $5.3 million.
We are obligated under non-cancelable operating leases, primarily for ground leases on certain of our properties through 2084, totaling $576.1 million.

Environmental Matters
Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of our assets, we may be potentially liable for such costs. The operations of current and former tenants at our assets have involved, or may have involved, the use of hazardous materials or generated hazardous wastes. The release of such hazardous materials and wastes could result in us incurring liabilities to remediate any resulting contamination if the responsible party is unable or unwilling to do so. In addition, our assets are exposed to the risk of contamination originating from other sources. While a property owner generally is not responsible for remediating contamination that has migrated onsite from an offsite source, the contaminant’s presence can have adverse effects on operations and the redevelopment of our assets.
Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, screening for the presence of asbestos‑containing materials, polychlorinated biphenyls and underground storage tanks and the preparation and issuance of a written report. Soil and/or groundwater testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities. They may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated the appropriate actions.
Each of our properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2017			2016
(Amounts in thousands)	June 30,	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31,	Weighted Average Interest Rate
	Balance			Balance
Consolidated debt (contractual balances):
Variable rate	$767,291	2.77%	$7,673	$547,291	2.11%
Fixed rate	613,637	5.52%	—	620,327	5.52%
	$1,380,928		$7,673	$1,167,618
Pro rata share of debt of non‑consolidated entities (non‑recourse) (contractual balances):
Variable rate	$17,050	2.47%	$171	$17,050	1.87%
Fixed rate	150,150	3.65%	—	150,150	3.65%
	$167,200		$171	$167,200

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk‑adjusted rates available to borrowers with similar credit ratings, which are provided by a third‑party specialist. As of June 30, 2017 and December 31, 2016, the estimated fair value of our combined debt was $1.4 billion and $1.2 billion, respectively.

These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level such that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS
We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A.   RISK FACTORS
There were no material changes to the Risk Factors disclosed in our Information Statement on Form 10, as amended, filed with the SEC on June 20, 2017.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.   OTHER INFORMATION
None.

ITEM 6.   EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBG SMITH Properties

Date:	August 14, 2017	/s/ Stephen W. Theriot
Stephen W. Theriot
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibits	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase