Form 10-Q/A
period 2017-06-30
JBG SMITH Properties
filed 2017-08-15
CIK 1689796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

JBG SMITH Properties (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2017 (the “Original 10-Q”) solely for the purpose of including certain exhibits that were inadvertently omitted from the Original 10-Q (the “Additional Exhibits”).

The Original 10-Q is being filed in its entirety with the certifications of the Company’s principal executive officer and principal financial officer being filed as of the date of this Amendment. Except for the addition of the Additional Exhibits, this Amendment does not modify or update disclosure in the Original 10-Q. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original 10-Q was filed.

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

10.1
Amended and Restated Employment Agreement, dated as of June 16, 2017, by and between JBG SMITH Properties and W. Matthew Kelly (Filed as Exhibit 10.5 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 filed with the SEC on June 20, 2017)

10.2
Amended and Restated Employment Agreement, dated as of June 16, 2017, by and between JBG SMITH Properties and James L. Iker (Filed as Exhibit 10.6 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 filed with the SEC on June 20, 2017)

10.3
Amended and Restated Employment Agreement, dated as of June 16, 2017, by and between JBG SMITH Properties and David P. Paul (Filed as Exhibit 10.7 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 filed with the SEC on June 20, 2017)

10.4
Amended and Restated Employment Agreement, dated as of June 16, 2017, by and between JBG SMITH Properties and Robert A. Stewart (Filed as Exhibit 10.10 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 filed with the SEC on June 20, 2017)

10.5
Second Amended and Restated Continuation Agreement, dated as of June 13, 2017, by and between Michael J. Glosserman and JBG/Operating Partners, L.P. (Filed as Exhibit 10.17 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 filed with the SEC on June 20, 2017)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C 1350, as created by Section 906 of the Sarbanes- Oxley Act of 2002

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

JBG SMITH Properties

Date:	August 15, 2017	/s/ Stephen W. Theriot
Stephen W. Theriot
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibits	Description

10.1
Amended and Restated Employment Agreement, dated as of June 16, 2017, by and between JBG SMITH Properties and W. Matthew Kelly (Filed as Exhibit 10.5 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 filed with the SEC on June 20, 2017)

10.2
Amended and Restated Employment Agreement, dated as of June 16, 2017, by and between JBG SMITH Properties and James L. Iker (Filed as Exhibit 10.6 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 filed with the SEC on June 20, 2017)

10.3
Amended and Restated Employment Agreement, dated as of June 16, 2017, by and between JBG SMITH Properties and David P. Paul (Filed as Exhibit 10.7 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 filed with the SEC on June 20, 2017)

10.4
Amended and Restated Employment Agreement, dated as of June 16, 2017, by and between JBG SMITH Properties and Robert A. Stewart (Filed as Exhibit 10.10 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 filed with the SEC on June 20, 2017)

10.5
Second Amended and Restated Continuation Agreement, dated as of June 13, 2017, by and between Michael J. Glosserman and JBG/Operating Partners, L.P. (Filed as Exhibit 10.17 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 filed with the SEC on June 20, 2017)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C 1350, as created by Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase