Form 10-Q
period 2017-09-30
JBG SMITH Properties
filed 2017-11-13
CIK 1689796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of November 6, 2017, JBG SMITH Properties had 117,957,107 common shares outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
JBG SMITH PROPERTIES Condensed Consolidated and Combined Balance Sheets September 30, 2017 and December 31, 2016 (Unaudited) (In thousands, except par value amounts)

	September 30, 2017	December 31, 2016
ASSETS
Real estate, at cost:
Land and improvements	$1,272,997	$939,592
Buildings and improvements	3,662,853	3,064,466
Construction in progress, including land	906,680	151,333
	5,842,530	4,155,391
Less accumulated depreciation	(982,454)	(930,769)
Real estate, net	4,860,076	3,224,622
Cash and cash equivalents	367,896	29,000
Restricted cash	17,521	3,263
Tenant and other receivables, net	50,474	33,380
Deferred rent receivable, net	145,683	136,582
Investments in and advances to unconsolidated real estate ventures	284,986	45,776
Receivable from former parent	—	75,062
Other assets, net	288,391	112,955
TOTAL ASSETS	$6,015,027	$3,660,640

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgages payable, net	$1,977,674	$1,165,014
Revolving credit facility	115,751	—
Unsecured term loan, net	46,389	—
Payable to former parent	—	283,232
Accounts payable and accrued expenses	131,627	40,923
Other liabilities, net	100,774	49,487
Total liabilities	2,372,215	1,538,656
Commitments and contingencies
Redeemable noncontrolling interests	567,001	—
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized, none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized and 117,957 shares issued and outstanding at September 30, 2017	1,180	—
Additional paid-in capital	3,099,056	—
Accumulated deficit	(28,827)	—
Total shareholders' equity of JBG SMITH Properties	3,071,409	—
Former parent equity	—	2,121,689
Noncontrolling interests in consolidated subsidiaries	4,402	295
Total equity	3,075,811	2,121,984
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,015,027	$3,660,640

See accompanying notes to the condensed consolidated and combined financial statements.

JBG SMITH PROPERTIES Condensed Consolidated and Combined Statements of Operations For the three and nine months ended September 30, 2017 and 2016 (Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE
Property rentals	$116,458	$103,265	$316,899	$299,497
Tenant reimbursements	9,593	10,231	27,161	28,428
Third-party real estate services, including reimbursements	25,141	8,297	38,881	24,617
Other income	1,158	1,564	3,701	3,938
Total revenue	152,350	123,357	386,642	356,480
EXPENSES
Depreciation and amortization	43,951	31,377	109,726	98,291
Property operating	29,634	27,287	77,341	75,087
Real estate taxes	17,194	14,462	47,978	43,712
General and administrative:
Corporate and other	10,593	10,913	35,536	36,040
Third-party real estate services	21,178	4,779	30,362	14,272
Share-based compensation related to Formation Transaction	14,445	—	14,445	—
Transaction and other costs	104,095	1,528	115,173	1,528
Total operating expenses	241,090	90,346	430,561	268,930
OPERATING (LOSS) INCOME	(88,740)	33,011	(43,919)	87,550
(Loss) income from unconsolidated real estate ventures	(1,679)	584	(1,365)	(952)
Interest and other (loss) income, net	(379)	749	1,366	2,292
Interest expense	(15,309)	(13,028)	(43,813)	(38,662)
Loss on extinguishment of debt	(689)	—	(689)	—
Gain on bargain purchase	27,771	—	27,771	—
(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(79,025)	21,316	(60,649)	50,228
Income tax benefit (expense)	1,034	(302)	317	(884)
NET (LOSS) INCOME	(77,991)	21,014	(60,332)	49,344
Net loss attributable to redeemable noncontrolling interests	8,160	—	2,481	—
NET (LOSS) INCOME ATTRIBUTABLE TO JBG SMITH PROPERTIES	$(69,831)	$21,014	$(57,851)	$49,344
(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.61)	$0.21	$(0.55)	$0.49
Diluted	$(0.61)	$0.21	$(0.55)	$0.49
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - basic and diluted	$114,744	$100,571	$105,347	$100,571

See accompanying notes to the condensed consolidated and combined financial statements.

JBG SMITH PROPERTIES
Condensed Consolidated and Combined Statement of Equity
For the nine months ended September 30, 2017
(Unaudited)
(In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Former Parent Equity		Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount
BALANCE AT JANUARY 1, 2017					$2,121,689		$295	$2,121,984
Net income (loss) attributable to JBG SMITH Properties	—	$—	$—	$(28,827)	(29,024)	(1)	—	(57,851)
Deferred compensation shares and options, net	—	—	—	—	1,526		—	1,526
Contributions from former parent, net	—	—	—	—	334,843		—	334,843
Issuance of common limited partnership units at the Separation	—	—	—	—	(96,632)		—	(96,632)
Issuance of common shares at the Separation	94,736	947	2,331,455	—	(2,332,402)		—	—
Issuance of common shares in connection with the Combination	23,221	233	864,685	—	—		—	864,918
Noncontrolling interests acquired in connection with the Combination	—	—	—	—	—		3,987	3,987
Distributions to noncontrolling interests	—	—	—	—	—		(14)	(14)
Contributions from noncontrolling interests	—	—	—	—	—		134	134
Adjustment to record redeemable noncontrolling interest at redemption value	—	—	(97,084)	—	—		—	(97,084)
BALANCE AT SEPTEMBER 30, 2017	117,957	$1,180	$3,099,056	$(28,827)	$—		$4,402	$3,075,811

_______________

(1)	Net loss earned from January 1, 2017 through July 17, 2017 is attributable to our former parent as it was the sole shareholder prior to July 17, 2017. See Note 1 for additional information.

See accompanying notes to the condensed consolidated and combined financial statements.

JBG SMITH PROPERTIES Condensed Consolidated and Combined Statements of Cash Flows For the nine months ended September 30, 2017 and 2016 (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net (loss) income	$(60,332)	$49,344
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	17,164	3,486
Depreciation and amortization, including amortization of debt issuance costs	111,684	99,612
Deferred rent	(9,249)	(10,772)
Loss from unconsolidated real estate ventures	1,365	952
Amortization of above- and below-market lease intangibles, net	(872)	(1,012)
Return on capital from unconsolidated real estate ventures	1,149	1,020
Gain on bargain purchase	(27,771)	—
Loss on extinguishment of debt	689	—
Unrealized gain on interest rate swaps	(467)	—
Bad debt expense	1,808	618
Other non-cash items	6,466	3,592
Changes in operating assets and liabilities:
Tenant and other receivables	(3,617)	(2,177)
Other assets, net	(32,884)	(19,762)
Accounts payable and accrued expenses	19,077	(4,091)
Other liabilities, net	(817)	(19,427)
Net cash provided by operating activities	23,393	101,383
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(115,922)	(185,439)
Cash received in connection with the Combination	83,942	—
Restricted cash	(798)	3,234
Investments in and advances to unconsolidated real estate ventures	(1,441)	(19,965)
Repayment of notes receivable	50,934	—
Other investments	(3,531)	(1,935)
Proceeds from repayment of receivable from former parent	75,000	—
Net cash provided by (used in) investing activities	88,184	(204,105)
FINANCING ACTIVITIES:
Contributions from former parent, net	160,203	32,955
Repayment of borrowings from former parent	(115,630)	—
Capital lease payments	(17,776)	—
Proceeds from borrowings from former parent	4,000	39,000
Proceeds from borrowings	407,769	—
Repayments of borrowings	(192,681)	(8,871)
Debt issuance costs	(18,686)	(37)
Contributions from noncontrolling interests	134	—
Distributions to noncontrolling interests	(14)	(7)
Net cash provided by financing activities	227,319	63,040
Net increase (decrease) in cash and cash equivalents	338,896	(39,682)
Cash and cash equivalents at beginning of the period	29,000	74,966
Cash and cash equivalents at end of the period	$367,896	$35,284

JBG SMITH PROPERTIES Condensed Consolidated and Combined Statements of Cash Flows For the nine months ended September 30, 2017 and 2016 (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION: (1)
Transfer of mortgage payable to former parent	$—	$115,022
Cash paid for interest (net of capitalized interest of $2,285 and $3,690 in 2017 and 2016, respectively)	45,354	37,540
Accrued capital expenditures included in accounts payable and accrued expenses	17,633	15,206
Write-off of fully depreciated assets	(24,909)	(87,220)
Cash payments for income taxes	3,681	1,087
Non-cash transactions related to the Formation Transaction:
Issuance of common limited partnership units at the Separation	96,632	—
Issuance of common shares at the Separation	2,332,402	—
Issuance of common shares in connection with the Combination	864,918	—
Issuance of common limited partnership units in connection with the Combination	359,967	—
Adjustment to record redeemable noncontrolling interest at redemption value	97,084	—
Contribution from former parent in connection with the Separation	174,639	—

(1) See Note 3 for information about assets, liabilities and noncontrolling interests acquired in the Formation Transaction.

See accompanying notes to the condensed consolidated and combined financial statements.

JBG SMITH PROPERTIES
Notes to Condensed Consolidated and Combined Financial Statements
September 30, 2017
(Unaudited)

1.    Organization and Basis of Presentation
Organization

JBG SMITH Properties ("JBG SMITH") was organized by Vornado Realty Trust ("Vornado" or "former parent") as a Maryland real estate investment trust ("REIT") on October 27, 2016 (capitalized on November 22, 2016). JBG SMITH was formed for the purpose of receiving, via the spin-off on July 17, 2017 (the "Separation"), substantially all of the assets and liabilities of Vornado’s Washington, DC segment, which operated as Vornado / Charles E. Smith, (the "Vornado Included Assets"). On July 18, 2017, JBG SMITH acquired the management business and certain assets and liabilities (the "JBG Assets") of The JBG Companies (the "Combination"). The Separation and the Combination are collectively referred to as the "Formation Transaction." Unless the context otherwise requires, all references to "we," "us," and "our," refer to the Vornado Included Assets, our predecessor and accounting acquirer, for periods prior to the Separation and to JBG SMITH for periods from and after the Separation and Combination.

Prior to the Separation from Vornado, JBG SMITH was a wholly owned subsidiary of Vornado and had no material assets or operations. Pursuant to a separation agreement, on July 17, 2017, Vornado distributed 100% of the then outstanding common shares of JBG SMITH on a pro rata basis to the holders of its common shares. Prior to such distribution by Vornado, Vornado Realty L.P. ("VRLP"), Vornado's operating partnership, distributed common limited partnership units ("OP Units") in JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership, on a pro rata basis to the holders of VRLP's common limited partnership units, consisting of Vornado and the other common limited partners of VRLP. Following such distribution by VRLP and prior to such distribution by Vornado, Vornado contributed to JBG SMITH all of the OP Units it received in exchange for common shares of JBG SMITH. Each Vornado common shareholder received one JBG SMITH common share for every two Vornado common shares held as of the close of business on July 7, 2017 (the "Record Date").  Vornado and each of the other limited partners of VRLP received one JBG SMITH LP OP Unit for every two common limited partnership units in VRLP held as of the close of business on the Record Date. Our operations are presented as if the transfer of the Vornado Included Assets had been consummated prior to all historical periods presented in the accompanying condensed consolidated and combined financial statements at the carrying amounts of such assets and liabilities reflected in Vornado’s books and records.
In connection with the Separation, JBG SMITH issued 94.7 million common shares and JBG SMITH LP issued 5.8 million OP Units to parties other than JBG SMITH. In connection with the Combination, JBG SMITH issued 23.3 million common shares and JBG SMITH LP issued 13.9 million OP Units to parties other than JBG SMITH. As of the completion of the Formation Transaction there were 118.0 million JBG SMITH common shares outstanding and 19.8 million JBG SMITH LP OP Units outstanding that were owned by parties other than JBG SMITH. As of July 18, 2017 and September 30, 2017, we, as its sole general partner controlled JBG SMITH LP and owned 85.6% of its OP Units.
We own and operate a portfolio of high-quality office and multifamily assets, many of which are amenitized with ancillary retail. Our portfolio reflects our longstanding strategy of concentrating in downtown Washington, DC and other leading urban-infill submarkets with proximity to downtown Washington, DC that have high barriers to entry and key urban amenities, including being within walking distance of a Metro station.
As of September 30, 2017, our portfolio comprised: (i) 69 operating assets comprising 51 office assets totaling over 13.7 million square feet (11.8 million square feet at our share), 14 multifamily assets totaling 6,016 units (4,232 units at our share) and four other assets totaling approximately 765,000 square feet (348,000 square feet at our share); (ii) nine assets under construction comprising four office assets totaling approximately 1.3 million square feet (1.2 million square feet at our share), four multifamily assets totaling 1,334 units (1,149 units at our share) and one other asset totaling approximately 41,100 square feet (4,100 square feet at our share; (iii) one near-term development multifamily asset totaling 433 units (303 units at our share), and (iv) 42 future development assets totaling approximately 21.3 million square feet (17.6 million square feet at our share) of estimated potential development density.
Our revenues are derived primarily from leases with office and multifamily tenants, including fixed rents and reimbursements from tenants for certain expenses such as real estate taxes, property operating expenses, and repairs and maintenance. In addition to our portfolio, we have a third-party real estate services business that provides fee-based real estate services to our real estate ventures, legacy funds formerly organized by JBG ("JBG Legacy Funds") and other third parties.

Only the U.S. federal government accounted for 10% or more of our rental revenue for the three and nine months ended September 30, 2017 and 2016, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
U.S. federal government	$22,492	$27,594	$68,869	$74,939
Percentage of office segment revenue	22.6%	30.5%	25.3%	28.5%
Percentage of total rental revenue	17.8%	24.3%	20.0%	22.9%
Basis of Presentation
The accompanying unaudited condensed consolidated and combined financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated and combined financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated and combined financial statements should be read in conjunction with our Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission (the "SEC") and declared effective on June 26, 2017 as well as the final Information Statement filed with the SEC as Exhibit 99.1 to our Current Report on Form 8-K filed on June 27, 2017.
The accompanying condensed consolidated and combined financial statements include the accounts of JBG SMITH and our wholly-owned subsidiaries and those other entities in which we have a controlling financial interest, including where we have been determined to be a primary beneficiary of a variable interest entity ("VIE"). See Note 6 for more information on our consolidated VIEs. The portions of the equity and net (loss) income of consolidated subsidiaries that are not attributable to JBG SMITH are presented separately as amounts attributable to noncontrolling interests in the condensed consolidated and combined financial statements.
Combination
JBG SMITH and the Vornado Included Assets were under common control of Vornado for all periods prior to the Separation at July 17, 2017. The transfer of the Vornado Included Assets from Vornado to JBG SMITH was completed prior to the Separation, at net book values (historical carrying amounts) carved out from Vornado’s books and records. For purposes of the formation of JBG SMITH, the Vornado Included Assets were designated as the predecessor and the accounting acquirer of JBG SMITH. Consequently, the financial statements of JBG SMITH, as set forth herein, represent a continuation of the financial information of the Vornado Included Assets as the predecessor and accounting acquirer such that the historical financial information included herein as of any date or for any periods on or prior to the completion of the Combination represents the pre-Combination financial information of the Vornado Included Assets. The financial statements reflect the common shares as of the date of the Separation as outstanding for all prior periods prior to July 17, 2017. The acquisition of the management business and certain assets and liabilities of JBG completed subsequently by JBG SMITH was accounted for as a business combination using the acquisition method whereby identifiable assets acquired and liabilities assumed are recorded at the acquisition-date fair values and income and cash flows from the operations were consolidated into the financial statements of JBG SMITH commencing July 18, 2017.
The accompanying condensed consolidated and combined statements of operations for the three and nine months ended September 30, 2017 include our consolidated accounts and the combined accounts of the Vornado Included Assets. Accordingly, the results of operations for the three and nine months ended September 30, 2017 reflect the aggregate operations and changes in cash flows and equity on a combined basis for all periods prior to July 17, 2017 and on a consolidated basis for all periods subsequent to July 17, 2017. The accompanying condensed combined financial statements for the three and nine months ended September 30, 2016 include the Vornado Included Assets. Therefore, the discussion of our results of operations, cash flows and financial condition set forth in this report is not necessarily indicative of our future results of operations, cash flows or financial condition as an independent, publicly traded company.
References to the financial statements refer to our condensed consolidated and combined financial statements as of September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016. References to the balance sheets refer to our condensed consolidated and combined balance sheets as of September 30, 2017 and December 31, 2016. References to the statement of operations refer to our condensed consolidated and combined statements of operations for the three and nine months ended September 30, 2017 and 2016. References to the statement of cash flows refer to our condensed consolidated and combined statements of cash flows for the nine months ended September 30, 2017 and 2016.
The historical financial results for the Vornado Included Assets reflect charges for certain corporate costs allocated by the former parent which we believe are reasonable. These charges were based on either actual costs incurred or a proportion of costs estimated to be applicable to the Vornado Included Assets based on an analysis of key metrics, including total revenues. Such costs do not necessarily reflect what the actual costs would have been if JBG SMITH had been operating as a separate standalone public company. These charges are discussed further in Note 17.
Recasting of 2016 Financial Information
The historical financial information of the Vornado Included Assets was recast to exclude Vornado's interest in Rosslyn Plaza as it was omitted from the Separation. Financial information disclosed herein as of any date or for any periods on or prior to the completion of the Separation represents such recast amounts.
Reclassifications
Certain prior period data have been reclassified to conform to the current period presentation as follows:

•
Reclassification of $4.0 million of investments to "Other assets" on our balance sheet as of December 31, 2016 as a result of the revision in the line item "Investments in and advances to unconsolidated real estate ventures" on our balance sheet to include only real estate investments.

•
Reclassification of $4.8 million and $14.3 million of expenses for the three and nine months ended September 30, 2016, respectively, to “General and administrative: third-party real estate services” from “Property operating expenses” as it relates to known expenses incurred to operate our third-party real estate services. Additionally, we reclassified $2.0 million and $6.0 million of income for the three and nine months ended September 30, 2016, respectively, to “Third-party real estate services, including reimbursements” from “Other income” as it relates to revenue earned from our third-party business.

2.    Summary of Significant Accounting Policies
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Business Combinations
We account for business combinations, including the acquisition of real estate, using the acquisition method by recognizing and measuring the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree at their acquisition date fair values. As a result, upon the acquisition, we estimate the fair value of the acquired tangible assets (consisting of real estate, cash and cash equivalents, tenant and other receivables, investments in unconsolidated real estate ventures and other assets, as applicable), identified intangible assets and liabilities (consisting of the value of in-place leases, above- and below-market leases, options to enter into ground lease and management contracts, as applicable), assumed debt and other liabilities, and noncontrolling interests, as applicable, based on our evaluation of information and estimates available at that date. Based on these estimates, we allocate the purchase price to the identified assets acquired and liabilities assumed. Any excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. Any excess of the fair value of assets acquired over the purchase price is recorded as a gain on bargain purchase. If, up to one year from the acquisition date, information regarding the fair value of the net assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made on a prospective basis to the purchase price allocation, which may include adjustments to identified assets, assumed liabilities, and goodwill or the gain on bargain purchase, as applicable. Transaction costs related to business combinations are expensed as incurred and included in "Transaction and other costs" in our statements of operations.

The fair values of tangible real estate assets are determined using the “as-if vacant” approach whereby we use discounted income, or cash flow models with inputs and assumptions that we believe are consistent with current market conditions for similar assets. The most significant assumptions in determining the allocation of the purchase price to tangible assets are the exit capitalization rate, discount rate, estimated market rents and hypothetical expected lease-up periods.

The fair values of identified intangible assets are determined based on the following:

•
The value allocable to the above- or below-market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be received using market rates over the remaining term of the lease. Amounts allocated to above- market leases are recorded as "Identified intangible assets" in "Other assets, net" in the balance sheets, and amounts allocated to below-market leases are recorded as "Lease intangible liabilities" in "Other liabilities, net" in the balance sheets. These intangibles are amortized to "Property rentals" in our statements of operations over the remaining terms of the respective leases.

•
Factors considered in determining the value allocable to in-place leases include estimates, during hypothetical lease-up periods, related to space that is actually leased at the time of acquisition. These estimates include (i) lost rent at market rates, (ii) fixed operating costs that will be recovered from tenants and (iii) theoretical leasing commissions required to execute similar leases. These intangible assets are recorded as "Identified intangible assets" in "Other assets, net" in the balance sheets and are amortized over the remaining term of the existing lease.

•
The fair value of the in-place property management, leasing, asset management, and development and construction management contracts is based on revenue and expense projections over the estimated life of each contract discounted using a market discount rate. These management contract intangibles are amortized over the weighted average life of the management contracts.

The fair value of investments in unconsolidated real estate ventures and related noncontrolling interests is based on the estimated fair values of the identified assets acquired and liabilities assumed of each entity.
The fair value of the mortgages payable assumed was determined using current market interest rates for comparable debt financings. The fair values of the interest rate swaps and caps are based on the estimated amounts we would receive or pay to terminate the contract at the reporting date and are determined using interest rate pricing models and observable inputs. The carrying value of cash, restricted cash, working capital balances, leasehold improvements and equipment, and other assets acquired and liabilities assumed approximates fair value.

The results of operations of acquisitions are included in our financial statements as of the dates they are acquired. The intangible assets and liabilities associated with acquisitions are included in "Other assets, net" and "Other liabilities, net", respectively, in our balance sheets.
Real Estate
Real estate is carried at cost, net of accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred. As real estate is undergoing redevelopment activities, all property operating expenses directly associated with and attributable to the redevelopment, including interest expense, are capitalized to the extent that we believe such costs are recoverable through the value of the property. The capitalization period begins when redevelopment activities are underway and ends when the project is substantially complete. General and administrative costs are expensed as incurred. Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. Depreciation is recognized on a straight‑line basis over estimated useful lives, which range from three to 40 years. Tenant allowances are amortized on a straight‑line basis over the lives of the related leases, which approximate the useful lives of the tenant improvements.
Construction in progress, including land, is carried at cost, and no depreciation is recorded. Real estate undergoing significant renovations and improvements is considered under development. All direct and indirect costs related to development activities are capitalized into "Construction in progress, including land" on our balance sheets, except for certain demolition costs, which are expensed as incurred. Costs incurred include pre-development expenditures directly related to a specific project, development and construction costs, interest, insurance and real estate taxes. Indirect development costs include employee salaries and benefits, travel and other related costs that are directly associated with the development real estate. Our method of calculating capitalized interest expense is based upon applying our weighted average borrowing rate to the actual accumulated expenditures if the property does not have property specific debt. The capitalization of such expenses ceases when the real estate is ready for its intended use, but no later than one-year from substantial completion of major construction activity. If we determine that a project is no longer viable, all pre-development project costs are immediately expensed. Similar costs related to properties not under development are expensed as incurred.
Our assets and related intangible assets are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Estimates of future cash flows are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and is measured based on the excess of the property’s carrying amount over its estimated fair value. If our estimates of future cash flows, anticipated holding periods, or fair values change, based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our financial statements. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.
Real Estate Held for Sale
Real estate held for sale is recorded at the lower of the carrying amount or the expected sales price less costs to sell. Operations of real estate held for sale and real estate sold are reported in continuing operations if their disposition does not represent a strategic shift that has or will have a major effect on our operations and financial results.
The application of the accounting principles that govern the classification any of our real estate as held for sale requires management to make certain significant judgments. In evaluating whether real estate meets the held for sale criteria set forth by the Property, Plant and Equipment Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), we make a determination as to the point in time that it is probable that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance. As a result, real estate under contract may not close within the expected time period or may not close at all. Therefore, any real estate categorized as held for sale represents only those properties that management has determined are probable to close within the requirements set forth in the Property, Plant and Equipment Topic of the FASB ASC.
We do not have any real estate classified as held for sale as of September 30, 2017 and December 31, 2016.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less and are carried at cost, which approximates fair value, due to their short‑term maturities.
Restricted Cash
Restricted cash consists primarily of security deposits held on behalf of our tenants, cash escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements.
Allowance for Doubtful Accounts
We periodically evaluate the collectability of amounts due from tenants, including the receivable arising from deferred rent receivable, and maintain an allowance for doubtful accounts for the estimated losses resulting from the inability of tenants to make required payments under lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.
Investments in and Advances to Real Estate Ventures
We analyze our real estate ventures to determine whether the respective entities should be consolidated. If it is determined that these investments do not require consolidation because the entities are not VIEs in accordance with the Consolidation Topic of the FASB ASC, we are not considered the primary beneficiary of the entities determined to be VIEs, we do not have voting control, and/or the limited partners (or non-managing members) have substantive participatory rights, then the selection of the accounting method used to account for our investments in unconsolidated real estate ventures is generally determined by our voting interests and the degree of influence we have over the entity. Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling financial interest in, an entity in which we have a variable interest. Factors considered in determining whether we have the power to direct the activities that most significantly impact the entity’s economic performance include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and the extent of our involvement in the entity.

We use the equity method of accounting for investments in unconsolidated real estate ventures when we own 20% or more of the voting interests and have significant influence but do not have a controlling financial interest, or if we own less than 20% of the voting interests but have determined that we have significant influence. Under the equity method, we record our investments in and advances to these entities in our balance sheets, and our proportionate share of earnings or losses earned by the real estate venture is recognized in "(Loss) income of unconsolidated real estate ventures" in the accompanying statements of operations. We earn revenues from the management services we provide to unconsolidated entities. These fees are determined in accordance with the terms specific to each arrangement and may include property and asset management fees or transactional fees for leasing, acquisition, development and construction, financing, and legal services provided. We account for this revenue gross of our ownership interest in each respective real estate venture and recognize such revenue in "Third-party real estate services, including reimbursements" in our statements of operations. Our proportionate share of related expenses is recognized in "(Loss) income of unconsolidated real estate ventures" in our statements of operations. We may also earn incremental promote distributions if certain financial return benchmarks are achieved upon ultimate disposition of the underlying properties. Management fees are recognized when earned, and promote fees are recognized when certain earnings events have occurred, and the amount is determinable and collectible. Any promote fees are reflected in "(Loss) income from unconsolidated real estate ventures" in our statements of operations.
On a periodic basis, we evaluate our investments in unconsolidated entities for impairment. We assess whether there are any indicators, including underlying property operating performance and general market conditions, that the value of our investments in unconsolidated real estate ventures may be impaired. An investment in a real estate venture is considered impaired only if we determine that its fair value is less than the net carrying value of the investment in that real estate venture on an other-than-temporary basis. Cash flow projections for the investments consider property level factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. We consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include age of the venture, our intent and ability to retain our investment in the entity, financial condition and long-term prospects of the entity and relationships with our partners and banks. If we believe that the decline in the fair value of the investment is temporary, no impairment charge is recorded. If our analysis indicates that there is an other-than temporary impairment related to the investment in a particular real estate venture, the carrying value of the venture will be adjusted to an amount that reflects the estimated fair value of the investment.

Intangibles
Intangible assets consist of in-place leases, below-market ground rent obligations, above-market real estate leases, lease origination costs and options to enter into ground lease that were recorded in connection with the acquisition of properties. Intangible assets also include management and leasing contracts acquired as part of the Combination. Intangible liabilities consist of above-market ground rent obligations and below-market real estate leases that are also recorded in connection with the acquisition of properties. Both intangible assets and liabilities are amortized and accreted using the straight-line method over their applicable remaining useful life. When a lease or contract is terminated early, any remaining unamortized or unaccreted balances are charged to earnings. The useful lives of intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.

Deferred Costs
Deferred financing costs consist of loan issuance costs directly related to financing transactions that are deferred and amortized over the term of the related loan as a component of interest expense. Unamortized deferred financing costs related to our mortgages payable and unsecured term loan are presented as a direct deduction from the carrying amounts of the related debt instruments, while such costs related to our revolving credit facility are included in other assets.
Direct salaries, third-party fees and other costs incurred by us to originate a lease are capitalized in "Other assets, net" in the balance sheets and are amortized against the respective leases using the straight-line method over the term of the related leases.

Noncontrolling Interests
Redeemable noncontrolling interests consists of OP Units issued in conjunction with the Formation Transaction. The OP Units are redeemable for our common shares or cash beginning August 1, 2018, subject to certain limitations. Redeemable noncontrolling interests are generally redeemable at the option of the holder and are presented in the mezzanine section between total liabilities and shareholders' equity on the balance sheets. The carrying amount of redeemable noncontrolling interests is adjusted to its redemption value at the end of each reporting period, but no less than its initial carrying value, with such adjustments recognized in "Additional paid-in capital".
Noncontrolling interests in consolidated subsidiaries represents the portion of equity that we do not own in entities we consolidate, including interests in consolidated real estate ventures or VIEs in connection with property acquisitions. We identify our noncontrolling interests separately within the equity section on the balance sheets. See Note 10 for further information.
Amounts of consolidated net (loss) income attributable to redeemable noncontrolling interests and to the noncontrolling interests in consolidated subsidiaries are presented separately in the statements of operations.

Derivative Financial Instruments and Hedge Accounting
Derivative financial instruments are used at times to manage exposure to variable interest rate risk. Derivative financial instruments, consisting of interest rate swaps and caps, are considered economic hedges, but not designated as accounting hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains are recorded in "Interest and other (loss) income, net" in the statements of operations in the period in which the change occurs.

Fair Value of Assets and Liabilities

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
Revenue Recognition
Property rentals income includes base rents that each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of periodic step-ups in rent and rent abatements under the leases. We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and the leased space is substantially ready for its intended use. In circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of property rentals revenue on a straight-line basis over the term of the lease. Differences between rental income recognized and amounts due under the respective lease agreements are recorded as an increase or decrease to “Deferred rent receivable, net” on our balance sheets. Property rentals also includes the amortization of acquired above-and below-market leases, net.
Tenant reimbursements provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective assets. Tenant reimbursements are accrued in the same periods as the related expenses are incurred.
Third-party real estate services revenue, including reimbursements, is determined in accordance with the terms specific to each arrangement and may include property and asset management fees or transactional fees for leasing, acquisition, development and construction, financing, and legal services provided. These fees are determined in accordance with the terms specific to each arrangement and are recognized as the related services are performed. Development and construction fees earned from providing services to our unconsolidated real estate joint ventures are recorded on a percentage of completion basis.
Third-Party Real Estate Services Expenses
Third-party real estate services expenses include the costs associated with the management services provided to our unconsolidated real estate joint ventures and other third parties. We allocate personnel and other overhead costs using the estimates of the time spent performing services for our third-party business and other allocation methodologies.
Income Taxes
We intend to elect to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the filing of our tax return for the 2017 calendar year, effective for our tax year ending December 31, 2017. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as dividends to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Prior to the Separation, the Vornado Included Assets historically operated under Vornado’s REIT structure. Since Vornado operates as a REIT and distributes 100% of taxable income to its shareholders, no provision for federal income taxes has been made in the accompanying financial statements for the periods prior to the Separation. We intend to continue to adhere to these requirements and maintain our REIT status in future periods.

As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to shareholders. Future distributions will be declared and paid at the discretion of the Board of Trustees and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual dividend requirements under the REIT provisions of the Code, as amended, and such other factors as our Board of Trustees deems relevant.

We also participate in certain activities conducted by entities which elected to be treated as taxable REIT subsidiaries ("TRS") under the Code. As such, we are subject to federal, state, and local taxes on the income from these activities. Income taxes attributable to our TRSs are accounted for under the asset and liability method. Under the asset and liability method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.
ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year. As of September 30, 2017, and December 31, 2016, we determined that no liabilities are required in connection with uncertain tax positions.
(Loss) Earnings Per Share
Basic (loss) earnings per common share ("EPS") is computed by dividing net (loss) income attributable to common shareholders by the weighted average common shares outstanding during the period. Unvested and vested share-based payment awards that entitle holders to receive non-forfeitable dividends, which include OP Units, long-term incentive partnership units ("LTIP Units") and out-performance award units ("OPP Units"), are considered participating securities. Consequently, we are required to apply the two-class method of computing basic and diluted earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and participating securities based on their respective rights to receive dividends. During periods of net loss, losses are allocated only to the extent the participating securities are required to absorb their share of such losses. Diluted earnings per common share reflects the potential dilution of the assumed exchange of various units into common shares unvested share-based payment awards to the extent they are dilutive.

Share-Based Compensation
We granted OP Units, formation awards ("Formation Awards"), LTIP Units and OPP Units to our trustees, management and employees in connection with the Separation and Combination. The term and vesting of each award were determined by the compensation committee of our Board of Trustees (the “Compensation Committee”).

Fair value is determined, depending on the type of award, using the Monte Carlo method or post-vesting restriction periods, which is intended to estimate the fair value of the awards at the grant date using dividend yields and expected volatilities that are primarily based on available implied data and peer group companies' historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The shortcut method is used for determining the expected life used in the valuation method.

Compensation expense for the Formation Awards, LTIP Units, OPP Units and certain OP Units is based on the fair value of our common shares at the date of the grant and is recognized ratably over the vesting period. For grants with a graded vesting schedule that are only subject to service conditions, we have elected to recognize compensation expense on a straight-line basis.
We also elected to account for forfeitures as they occur, rather than estimate expected forfeitures. Distributions paid on unvested OP Units, LTIPs and OPPs are charged to “net income attributable to noncontrolling interests” in the statements of operations.
Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements (Accounting Standards Update or "ASU") by the FASB that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters

Standard adopted
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

		September 2017	The adoption and implementation of this standard did not have an impact on our results of operations, financial condition or cash flows.

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards not yet adopted
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
The standard provides new guidance for the determination of eligibility for hedge accounting and effectiveness. It also amends the presentation and disclosure requirements. ASU 2017-12 requires a modified retrospective transition method which requires the recognition of the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption.

		January 2019	We are currently evaluating the overall impact of the adoption of ASU 2017-12. The adoption of this standard is not expected to have a material impact on our financial statements.
ASU 2017‑09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting
This standard clarifies which changes to the terms or conditions of a share-based payment award are subject to the guidance on modification accounting under ASC Topic 718. Entities would apply the modification accounting guidance unless the value, vesting requirements and classification of a share-based payment award are the same immediately before and after a change to the terms or conditions of the award.
		January 2018	We are currently evaluating the overall impact of the adoption of ASU 2017-09. The adoption of this standard is not expected to have a material impact on our financial statements.
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

		January 2018	The adoption of this standard is not expected to have a material impact on our financial statements.
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

		January 2018	Other than the revised statement of cash flows presentation of restricted cash, the adoption of these standards is not expected to have a material impact on our financial statements.

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
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
January 2019
We are currently evaluating the overall impact of the adoption of ASU 2016-02 on our financial statements, including the timing of adopting this standard. ASU 2016-02 will more significantly impact the accounting for leases in which we are the lessee. We have ground leases for which we will be required to record a right-of-use asset and lease liability equal to the present value of the remaining minimum lease payments upon adoption of this standard. We also expect that this standard will have an impact on the presentation of certain lease and non‑lease components of revenue from leases with no material impact to total revenue.
Under ASU 2016-02, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, we may no longer be able to capitalize internal leasing costs and instead may be required to expense these costs as incurred.

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
January 2018
We currently expect to utilize the modified retrospective method of adoption. We have commenced the execution of our project plan for adopting this standard, which consists of gathering and evaluating the inventory of our revenue streams. We expect this standard will have an impact on the presentation of certain lease and non-lease components of revenue from leases upon the adoption of ASU 2016‑02, Leases, with no material impact on total revenues. We expect this standard will have an impact on the timing of gains on certain sales of real estate. We are continuing to evaluate the impact of this standard on our financial statements.

3.	The Combination
On July 18, 2017, we completed the Combination and acquired the JBG Assets in exchange for approximately 37.2 million common shares and OP Units. The Combination has been accounted for at fair value under the acquisition method of accounting. The following allocation of the purchase price is based on preliminary estimates and assumptions and is subject to change based on a final determination of the assets acquired and liabilities assumed (in thousands):

Fair value of purchase consideration:
Common shares and OP Units	$1,224,886
Cash	20,573
Total consideration paid	$1,245,459

Fair value of assets acquired and liabilities assumed:
Land and improvements	$342,932
Building and improvements	623,889
Construction in progress, including land	632,664
Leasehold improvements and equipment	7,890
Cash	104,516
Restricted cash	13,460
Investments in and advances to unconsolidated real estate ventures	238,388
Identified intangible assets	146,600
Notes receivable (1)	50,934
Identified intangible liabilities	(8,449)
Mortgages payable assumed (2)	(768,523)
Capital lease obligations assumed (3)	(33,543)
Deferred tax liability (4)	(21,476)
Other liabilities acquired, net	(52,065)
Noncontrolling interests in consolidated subsidiaries	(3,987)
Net assets acquired	1,273,230
Gain on bargain purchase (5)	27,771
Total consideration paid	$1,245,459
____________________

(1)	During the three months ended September 30, 2017, we received proceeds of $50.9 million from the repayment of the notes receivable acquired as part of the Combination.

(2)	Subject to various interest rate swap and cap agreements assumed in the Combination that are considered economic hedges, but not designated as accounting hedges.

(3)
As part of the Combination, two ground leases were assumed that were capital leases. On July 25, 2017, we purchased a land parcel located in Reston, Virginia associated with one of the ground leases for $19.5 million.

(4)	Related to the management and leasing contracts acquired in the Combination.

(5)
The Combination resulted in a gain on bargain purchase because the estimated fair value of the identifiable net assets acquired exceeded the purchase consideration by $27.8 million. The purchase consideration was based on the fair value of the common shares and OP Units issued in the Combination. We continue to reassess the recognition and measurement of identifiable assets and liabilities acquired and have preliminarily concluded that all acquired assets and liabilities were recognized and that the valuation procedures and resulting estimates of fair values were appropriate.

The fair value of the common shares and OP Units purchase consideration was determined as follows (in thousands, except exchange ratio and price per share/unit):

Outstanding common shares and common limited partnership units prior to the Combination	100,571
Exchange ratio (1)	2.71
Common shares and OP Units issued in consideration	37,164
Price per share/unit (2)	$37.10
Fair value of common shares and OP Units issued in consideration	$1,378,780
Fair value adjustment to OP Units due to transfer restrictions	(43,303)
Portion of consideration attributable to performance of future services (3)	(110,591)
Fair value of common shares and OP Units purchase consideration	$1,224,886
____________________

(1)	Represents the implied exchange ratio of one common share and OP Unit of JBG SMITH for 2.71 common shares and common limited partnership units prior to the Combination.

(2)	Represents the volume weighted average share price on July 18, 2017.

(3)
OP Unit consideration paid to certain of the owners of the JBG Assets which have an estimated fair value of $110.6 million is subject to post-combination employment with vesting over periods of either 12 or 60 months. In accordance with GAAP, consideration that is subject to future employment is not considered a component of the purchase price for the business combination and amortization is recognized as compensation expense over the period of employment and is included in "General and administrative expense: share-based compensation related to Formation Transaction" in the statements of operations.

The JBG Assets acquired comprise: (i) 30 operating assets comprising 19 office assets totaling approximately 3.6 million square feet (2.3 million square feet at our share), nine multifamily assets with 2,883 units (1,099 units at our share) and two other assets totaling approximately 490,000 square feet (73,000 square feet at our share); (ii) 11 office and multifamily assets under construction totaling over 2.5 million square feet (2.2 million square feet at our share); (iii) two near-term development office and multifamily assets totaling approximately 401,000 square feet (242,000 square feet at our share); (iv) 26 future development assets totaling approximately 11.7 million square feet (8.5 million square feet at our share) of estimated potential development density; and (v) JBG/Operating Partners, L.P., a real estate services company providing investment, development, asset management, property management, leasing, construction management and other services. JBG/Operating Partners, L.P. was owned by 20 unrelated individuals of which 19 became our employees, and three serve on our Board of Trustees.
The fair values of the depreciable tangible and identified intangible assets and liabilities, all of which have definite lives and are amortized, are as follows:

	Total Fair Value	Weighted Average Amortization Period
			Useful Life (1)
	(In thousands)	(In years)
Tangible assets:
Building and improvements	$559,042		3 - 40 years
Tenant improvements	64,847		Shorter of useful life or remaining life of the respective lease
Total building and improvements	$623,889
Leasehold improvements	$4,422		Shorter of useful life or remaining life of the respective lease
Identified intangible assets:
In-place leases	$59,351	6.4	Remaining life of the respective lease
Above-market real estate leases	11,700	6.3	Remaining life of the respective lease
Below-market ground leases	659	88.5	Remaining life of the respective lease
Option to enter into ground lease	17,090	N/A	Remaining life of contract
Management and leasing contracts (2)	57,800	7.4	Estimated remaining life of contracts, ranging between 3 - 8 years
Total identified intangible assets	$146,600
Identified intangible liabilities:
Below-market real estate leases	$8,449	10.2	Remaining life of the respective lease
____________________

(1)
In determining these useful lives, we considered the length of time the asset had been in existence, the maintenance history, as well as anticipated future maintenance, and any contractual stipulations that might limit the useful life.

(2)	Includes in-place property management, leasing, asset management, and development and construction management contracts.

Transaction costs (such as advisory, legal, accounting, valuation and other professional fees) incurred to effect the Formation Transaction are included in "Transaction and other costs" in our statements of operations. We expensed a total of $121.6 million transaction and other costs, of which $104.1 million and $115.2 million were incurred during the three and nine months ended September 30, 2017, and $1.5 million was incurred for both the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2017, transaction and other costs include severance and transaction bonus expense of $34.3 million, investment banking fees of $33.6 million, legal fees of $13.1 million and accounting fees of $8.1 million.

The total revenue of the JBG Assets for the three and nine months ended September 30, 2017 included in our statements of operations from the acquisition date was $34.9 million. The net loss of the JBG Assets for the three and nine months ended September 30, 2017 included in our statements of operations from the acquisition date was $7.8 million.
The accompanying unaudited pro forma information for the three and nine months ended September 30, 2017 and 2016 is presented as if the Formation Transaction had occurred on January 1, 2016. This pro forma information is based upon the historical financial statements and should be read in conjunction with our consolidated and combined financial statements and notes thereto included in our Registration Statement on Form 10, as amended, filed with the SEC and declared effective on June 26, 2017. This unaudited pro forma information does not purport to represent what the actual results of our operations would have been, nor does it purport to predict the results of operations of future periods. The unaudited pro forma information for the three and nine months ended September 30, 2017 and 2016 was adjusted to exclude $27.8 million of gain on bargain purchase. The unaudited pro forma information was adjusted to exclude transaction and other costs of $104.1 million and $115.2 million for the three and nine months ended September 30, 2017, respectively, and $1.5 million for the three and nine months ended September 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Unaudited pro forma information:
Total revenue	$160,428	$170,498	$481,314	$492,874
Net income (loss) attributable to JBG SMITH Properties	$2,283	$803	$(13,741)	$(26,701)
Earnings (loss) per common share:
Basic	$0.02	$0.01	$(0.13)	$(0.27)
Diluted	$0.02	$0.01	$(0.13)	$(0.27)

4.    Tenant and Other Receivables, Net
The following is a summary of tenant and other receivables, net as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In thousands)
Tenants	$32,106	$26,278
Other	23,835	11,314
Allowance for doubtful accounts	(5,467)	(4,212)
Total tenant and other receivables, net	$50,474	$33,380
We incurred bad debt expense of approximately $1.1 million and $1.8 million during the three and nine months ended September 30, 2017, respectively, and $106,000 and $618,000 during the three and nine months ended September 30, 2016, respectively, which is included in "Property operating expenses" in the statement of operations.

5.    Investments in and Advances to Unconsolidated Real Estate Ventures
The following is a summary of the composition of our investments in and advances to unconsolidated real estate ventures as of September 30, 2017 and December 31, 2016:

	Ownership Interest (1)	Investment Balance
Real Estate Venture Partners (1)	September 30, 2017	September 30, 2017	December 31, 2016
		(In thousands)
Landmark	1.8% - 59.0%	$110,562	$—
CBREI Venture	5.0% - 64.0%	85,386	—
Canadian Pension Plan Investment Board	55.0%	36,223	36,312
Brandywine	30.0%	13,753	—
Berkshire Group	50.0%	27,647	—
MRP Realty	70.0%	1,802	—
JP Morgan	5.0%	9,351	9,335
Other		242	129
Total investments in unconsolidated real estate ventures		284,966	45,776
Advances to unconsolidated real estate ventures		20	—
Total investments in and advances to unconsolidated real estate ventures		$284,986	$45,776
_______________
(1) We classify our investments in and advances to unconsolidated real estate ventures by real estate venture partner with which we may have multiple investments with varying ownership interests.
The following is a summary of the debt of our unconsolidated real estate ventures as of September 30, 2017 and December 31, 2016:

	Weighted Average Interest Rate	Balance as of
	September 30, 2017	September 30, 2017	December 31, 2016
		(In thousands)
Variable rate (1)	4.08%	$531,989	$31,000
Fixed rate (2)	3.90%	643,801	273,000
Unconsolidated real estate ventures - mortgages payable		1,175,790	304,000
Unamortized deferred financing costs, net		(860)	(1,034)
Unconsolidated real estate ventures - mortgages payable, net		$1,174,930	$302,966
______________

(1)	Includes variable rate mortgages payable with interest rate caps.

(2)	Includes variable rate mortgages payable with interest rates effectively fixed pursuant to interest rate swaps.

The following is a summary of the financial information for our unconsolidated real estate ventures, as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016:

	September 30, 2017	December 31, 2016
Combined balance sheet information:	(In thousands)
Total assets	$3,446,348	$598,239
Total liabilities	1,253,664	327,862
Noncontrolling interests	343	343
Total equity	2,192,341	270,034

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Combined income statement information:	(In thousands)
Total revenue	$46,830	$16,364	$83,387	$51,066
Net (loss) income	(5,191)	2,607	(414)	5,083
6.    Variable Interest Entities

Unconsolidated VIEs
As of September 30, 2017 and December 31, 2016, we have interests in several investments that are deemed VIEs that are in development stage and do not hold sufficient equity at risk or conduct substantially all their operations on behalf of the investor with disproportionately few voting rights. Although we are engaged to act as the managing partner in charge of day-to-day operations of these investees, we are not the primary beneficiary of these VIEs as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE’s performance. We account for our investment in these entities under the equity method. As of September 30, 2017 and December 31, 2016, the net carrying amounts of our investment in these entities were $203.0 million and $42.4 million, respectively. Our maximum exposure to loss in these entities is limited to our investments, construction commitments and debt guarantees. See Note 16 for additional information.

Consolidated VIEs

JBG SMITH LP, our operating partnership, is our most significant consolidated VIE. We hold the majority membership interest in the operating partnership, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management.
The noncontrolling interests of the operating partnership do not have either substantive liquidation rights, or substantive kick-out rights without cause, or substantive participating rights that could be exercised by a simple majority of noncontrolling interest members (including by such a member unilaterally). Because the noncontrolling interest holders do not have these rights, the operating partnership is a VIE. As general partner, we have the power to direct the core activities of the operating partnership that most significantly affect its performance, and through our majority interest in the operating partnership have both the right to receive benefits from and the obligation to absorb losses of the operating partnership. Accordingly, we are the primary beneficiary of the operating partnership and consolidate the operating partnership in our financial statements. As we conduct our business and hold our assets and liabilities through the operating partnership, the total assets and liabilities of the operating partnership comprise substantially all of our consolidated assets and liabilities.
We also consolidate certain VIEs that have minimal noncontrolling interests (less than 5%). These entities are VIEs because the noncontrolling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all of their significant business activities. As of September 30, 2017, the total assets and liabilities of such consolidated VIEs, excluding the operating partnership, were approximately $78.8 million and $5.1 million, respectively.

7.    Other Assets, Net
The following is a summary of other assets, net as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In thousands)
Deferred leasing costs	$168,344	$157,258
Accumulated amortization	(66,403)	(57,910)
Deferred leasing costs, net	101,941	99,348
Prepaid expenses	21,942	2,199
Identified intangible assets, net	143,000	3,063
Other	21,508	8,345
Total other assets, net	$288,391	$112,955

The following is a summary of the composition of identified intangible assets, net as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Identified intangible assets:	(in thousands)
In-place leases	$72,081	$12,777
Above-market real estate leases	12,473	773
Below-market ground leases	2,874	2,215
Option to enter into ground lease	17,090	—
Management and leasing contracts	57,800	—
Other	206	206
Total identified intangibles assets	162,524	15,971
Accumulated amortization:
In-place leases	15,187	10,871
Above-market real estate leases	1,082	612
Below-market ground leases	1,344	1,278
Management and leasing contracts	1,753	—
Other	158	147
Total accumulated amortization	19,524	12,908
Identified intangible assets, net	$143,000	$3,063

The following is a summary of amortization expense included in the statements of operations related to identified intangible assets for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
In-place lease amortization (1)	$4,104	$233	$4,347	$336
Above-market real estate lease amortization (2)	448	20	471	64
Below-market ground lease amortization (3)	23	21	66	64
Management and leasing contract amortization (1)	1,753	—	1,753	—
Other amortization (1)	3	22	10	69
Total identified intangible asset amortization	$6,331	$296	$6,647	$533

___________________________________________

(1) Amounts are included in "Depreciation and amortization expenses" in our statements of operations.

(2) Amounts are included in "Property rentals revenue" in our statements of operations.
(3) Amounts are included in "Property operating expenses" in our statements of operations.

As of September 30, 2017, the estimated amortization of identified intangible assets is as follows for each of the five years commencing January 1, 2018:

Year ending December 31,	Amount
(in thousands)
2018	$15,119
2019	12,032
2020	10,105
2021	6,664
2022	5,312
8.    Debt
Mortgages Payable
The following is a summary of mortgages payable as of September 30, 2017 and December 31, 2016:

	Weighted Average Interest Rate	Balance as of
	September 30, 2017	September 30, 2017	December 31, 2016
		(In thousands)
Variable rate (1)	2.95%	$1,152,106	$547,291
Fixed rate (2)	4.79%	836,141	620,327
Mortgages payable (3)		1,988,247	1,167,618
Unamortized deferred financing costs and premium/discount, net		(10,573)	(2,604)
Mortgages payable, net		$1,977,674	$1,165,014
Payable to former parent (4)	—	$—	$283,232
__________________________

(1)	Includes variable rate mortgages payable with interest rate caps.

(2)	Includes variable rate mortgages payable with interest rates effectively fixed pursuant to rate swaps.

(3)	Includes mortgages payable assumed as part of the Combination. See Note 3 to the financial statements for additional information.

(4)
In June 2016, the mortgage loan for the Bowen Building was repaid with proceeds of a $115.6 million draw on our former parent's revolving credit facility collateralized by an interest in the property, and, accordingly, was reflected as a component of "Payable to former parent" on the combined balance sheets as of December 31, 2016. We repaid the loan with amounts drawn under our revolving credit facility collateralized by a mortgage on the property.

As of September 30, 2017, the net carrying value of real estate collateralizing our mortgages payable totaled $3.9 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of September 30, 2017, we were in compliance with all debt covenants.
As part of the Combination, we assumed mortgages payable with an aggregate principal balance of $768.5 million. During the three months ended September 30, 2017, we repaid mortgages payable with an aggregate principal balance of $181.7 million, which includes mortgages payable totaling $63.7 million assumed in the Combination. We recognized losses on extinguishment of debt in conjunction with these repayments of $689,000 for the three and nine months ended September 30, 2017.

Credit Facility

On July 18, 2017, we entered into a $1.4 billion credit facility, consisting of a $1.0 billion revolving credit facility maturing in July 2021, with two six-month extension options, a delayed draw $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023 and a delayed draw $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. The interest rate for the credit facility varies based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets and ranges (a) in the case of the revolving credit facility, from LIBOR plus 1.10% to LIBOR plus 1.50%, (b) in the case of the Tranche A-1 Term Loan, from LIBOR plus 1.20% to LIBOR plus 1.70% and (c) in the case of the Tranche A-2 Term Loan, from LIBOR plus 1.55% to LIBOR plus 2.35%.
On July 18, 2017, in connection with the Combination, we drew $115.8 million on the revolving credit facility and $50.0 million under the Tranche A-1 Term Loan. In connection with the execution of the credit facility, we incurred $11.2 million in fees and expenses.
The following is a summary of amounts outstanding under the credit facility as of September 30, 2017:

	Interest Rate	Balance as of
	September 30, 2017	September 30, 2017
		(In thousands)
Revolving credit facility (1)	2.34%	$115,751

Tranche A-1 Term Loan	2.44%	$50,000
Unamortized deferred financing costs, net		(3,611)
Unsecured term loan, net		$46,389
__________________________

(1)	As of September 30, 2017, letters of credit with an aggregate face amount of $5.2 million were provided under our revolving credit facility.
Principal Maturities
Principal maturities of debt outstanding as of September 30, 2017, including mortgages payable, the Tranche A-1 Term Loan and borrowings on the revolving credit facility, are as follows:

Year ending December 31,	Amount
(In thousands)
2017	$—
2018	376,019
2019	227,919
2020	215,096
2021	215,592
2022	327,500
Thereafter	791,872
Total	$2,153,998

9.    Other Liabilities, Net
The following is a summary of other liabilities, net as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In thousands)
Lease intangible liabilities	$44,965	$36,515
Accumulated amortization	(26,287)	(24,945)
Lease intangible liabilities, net	18,678	11,570
Prepaid rent	12,445	9,163
Lease assumptions liabilities and accrued tenant incentives	12,090	14,907
Capital lease obligation	15,976	—
Security deposits	13,795	10,324
Ground lease deferred rent payable	3,559	3,331
Deferred tax liability (1)	22,007	—
Other	2,224	192
Total other liabilities, net	$100,774	$49,487
___________________________________________

(1)	As of September 30, 2017, the deferred tax liability of $22.0 million is related to the management and leasing contracts assumed in the Combination. See Note 3 for additional information.
The following is a summary of amortization expense included in the statements of operations related to lease intangible liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Lease intangible liabilities amortization (1)	$633	$359	$1,343	$1,076

___________________________________________

(1) Amounts are included in "Property rentals" in our statements of operations.
As of September 30, 2017, the estimated amortization of lease intangible liabilities is as follows for each of the five years commencing January 1, 2018:

Year ending December 31,	Amount
(in thousands)
2018	$2,765
2019	2,679
2020	2,392
2021	1,917
2022	1,798
10.    Redeemable Noncontrolling Interests
In conjunction with the Formation Transaction, JBG SMITH LP issued 19.8 million OP Units to persons other than JBG SMITH that are redeemable for cash or our common shares beginning August 1, 2018, subject to certain limitations. These OP Units represent a 14.4% interest in JBG SMITH LP as of September 30, 2017. The carrying amount of the redeemable noncontrolling interests is adjusted to its redemption value at the end of each reporting period, but no less than its initial carrying value, with such adjustments recognized in "Additional paid-in capital". Redemption value is equivalent to the market value of one of our common shares at the end of the period multiplied by the number of vested OP Units outstanding. Below is a summary of the activity of redeemable noncontrolling interests for the nine months ended September 30, 2017:

Nine Months Ended September 30,
2017
(In thousands)
Balance at January 1, 2017 (1)	$—
OP Units issued at the Separation	96,632
OP Units issued in connection with the Combination (2)	359,967
Net loss attributable to redeemable noncontrolling interests	(2,481)
Share-based compensation expense	15,799
Adjustment to redemption value	97,084
Balance as of September 30, 2017	$567,001
__________________

(1)	We did not have any redeemable noncontrolling interests prior to the Separation on July 17, 2017.

(2)
Excludes certain OP Units issued as part of the Combination which have an estimated fair value of $110.6 million, that are subject to post-combination employment with vesting over periods of either 12 or 60 months. See Note 11 for further information.

11.     Share-Based Payments and Employee Benefits

OP UNITS

Certain OP Units issued as part of the Combination which have an estimated fair value of $110.6 million, are subject to post-combination employment with vesting over periods of either 12 or 60 months. The fair value of these 3.3 million OP Units was estimated based on the post-vesting restriction periods of the units. The significant assumptions used to value the units include expected volatilities (18.0% to 27.0% ), risk-free interest rates (1.3% to 1.5%) and post-vesting restriction periods (1 year to 3 years). Compensation expense for these units is recognized over the graded vesting period. See Note 3 for additional information. As of September 30, 2017, none of these OP Units had vested or been forfeited.

JBG SMITH 2017 Omnibus Share Plan

On June 23, 2017, our Board of Trustees adopted the JBG SMITH 2017 Omnibus Share Plan (the "Plan"), effective as of July 17, 2017, and authorized the reservation of approximately 10.3 million of our common shares pursuant to the Plan. On July 10, 2017, our then sole-shareholder approved the Plan. As of September 30, 2017, there were 6.6 million common shares available for issuance under the Plan.
Formation Awards
Pursuant to the Plan, on July 18, 2017, we granted approximately 2.7 million Formation Awards based on an aggregate notional value of approximately $100.0 million divided by the volume-weighted average price on July 18, 2017 of $37.10 per common share. The Formation Awards are structured in the form of profits interests in JBG SMITH LP that provide for a share of appreciation determined by the increase in the value of a common share at the time of conversion over the $37.10 volume-weighted average price of a common share at the time the formation unit was granted. The Formation Awards, subject to certain conditions, generally vest 25% on each of the third and fourth anniversaries and 50% on the fifth anniversary, of the closing of the Combination, subject to continued employment with JBG SMITH through each vesting date.
The value of vested Formation Awards is realized through conversion into a number of LTIP Units, and subsequent conversion into a number of OP Units determined based on the difference between $37.10 and the value of a common share on the conversion date. The conversion ratio between Formation Awards and OP Units, which starts at zero, is the quotient of (i) the excess of the value of a common share on the conversion date above the per share value at the time the Formation Award was granted over (ii) the value of a common share as of the date of conversion. This is similar to a “cashless exercise” of stock options, whereby the holder receives a number of shares equal in value to the difference between the full value of the total number of shares for which the option is being exercised and the total exercise price. Like options, Formation Awards have a finite term over which their value is allowed to increase and during which they may be converted into LTIP Units (and in turn, OP Units). Holders of Formation Awards will not receive distributions or allocations of net income or net loss prior to vesting and conversion to LTIP Units.

The fair value of the Formation Awards on the grant date was $23.7 million or $8.84 per unit estimated using Monte Carlo simulations. The significant assumptions used to value the awards include expected volatility (26.0%), dividend yield (2.3%), risk-free interest rate (2.3%) and expected life (7 years). Compensation expense for these awards is being recognized over a five-year period. As of September 30, 2017, none of these Formation Awards had vested or been forfeited.

LTIP Units
On July 18, 2017, we granted a total of 47,166 fully vested LTIP Units to the seven non-employee trustees in the notional amount of $250,000 each. The LTIP Units may not be sold while such non-employee trustee is serving on the Board. On the same date, we also granted 59,927 LTIP units to a key employee 50%, which vested immediately and 50% of which vests in equal monthly installments from the 31st to 60th months following the grant date. These LTIP Units had an aggregate fair value of $3.5 million.
On August 1, 2017, we granted approximately 302,500 LTIP Units to management and other employees under our Plan. The LTIP units vest in four equal installments on August 1 of each year, subject to continued employment. These LTIP Units were valued at a weighted average grant-fair value of $33.71 per unit. Compensation expense for these units is being recognized over a four-year period. As of September 30, 2017, none of these LTIP Units had vested or been forfeited.
The fair value of the LTIP Units was estimated based on the post-vesting restriction periods. The significant assumptions used to value the units include expected volatilities (17.0% to 19.0%), risk-free interest rates (1.3% to 1.5%) and post-vesting restriction periods (2 years to 3 years). Net income and net loss is allocated to each LTIP Unit. LTIP Unit holders have the right to convert all or a portion of vested LTIP Units into OP Units, which are then subsequently exchangeable for our common shares. LTIP Units do not have redemption rights, but any OP Units into which LTIP Units are converted are entitled to redemption rights. LTIP Units, generally, vote with the OP Units and do not have any separate voting rights except in connection with actions that would materially and adversely affect the rights of the LTIP Units.
OPP Units
On August 1, 2017, we granted approximately 605,100 OPP Units to management and other employees under the Plan. OPP Units are performance-based equity compensation pursuant to which participants have the opportunity to earn OPP units based on the relative performance of the total shareholder return ("TSR") of our common shares compared to the companies in the FTSE NAREIT Equity Office Index, over the three-year performance period beginning on the August 1, 2017 grant date, inclusive of dividends and stock price appreciation. Fifty percent of any OPP Units that are earned vest at the end of the three-year performance period and the remaining 50% on the fourth anniversary of the date of grant, subject to continued employment. Net income and net loss are allocated to each OPP Unit. The fair value of the OPP Units on the date of grant was $9.7 million or $15.95 per unit estimated using Monte Carlo simulations. The significant assumptions used to value the OPP Units include expected volatility (18.0%), dividend yield (2.3%) and risk-free interest rates (1.5%). Compensation expense for these units is being recognized over a four-year period. As of September 30, 2017, none of these OPP Units had vested or been forfeited.
Share-Based Compensation Expense

Share-based compensation expense for the nine months ended September 30, 2017 is summarized as follows (in thousands):

Formation Awards	$3,963
LTIP Units that vested immediately	2,546
OP Units (1)	7,936
Share-based compensation related to Formation Transaction (2)	14,445
LTIP Units that vest over four years	885
OPP Units	469
Other equity awards	1,526
Share-based compensation expense - other (3)	2,880
Total share-based compensation expense	17,325
Less amount capitalized	(161)
Net share-based compensation expense (4)	$17,164

______________________________________________

(1)	Represents share-based compensation expense for OP Units subject to post-combination employment. See Note 3 for further information.

(2)	Included in "General and administrative expense: share-based compensation related to Formation Transaction" in the accompanying statements of operations.

(3)	Included in "General and administrative expense" in the accompanying statements of operations.

(4)	Net share-based compensation expense for the three months ended September 30, 2017 was $16.0 million.
As of September 30, 2017, we had $141.4 million of total unrecognized compensation expense related to unvested share-based payment arrangements (unvested OP Units, Formation Awards, LTIP Units and OPP Units). This expense is expected to be recognized over a weighted average period of 3.4 years.
Employee Benefits
We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all of our officers and employees which permits participants to defer compensation up to the maximum amount permitted by law. We provide a discretionary matching contribution. Employees’ contributions vest immediately and our matching contributions vest over five years. Our contributions to the 401(k) Plan for three months ended September 30, 2017 and 2016 were $401,000 and $868,000, respectively. Our contributions during the nine months ended September 30, 2017 and 2016 were $3.2 million and $3.1 million, respectively.

12.     (Loss) Earnings Per Share
The following summarizes the calculation of basic and diluted EPS and provides a reconciliation of the amounts of net (loss) income available to common shareholders and shares of common stock used in calculating basic and diluted EPS for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Net (loss) income attributable to JBG SMITH Properties	$(69,831)	$21,014	$(57,851)	$49,344

Weighted average shares outstanding — basic and diluted (1)	114,744	100,571	105,347	100,571

(Loss) earnings per share available to common shareholders:
Basic	$(0.61)	$0.21	$(0.55)	$0.49
Diluted	$(0.61)	$0.21	$(0.55)	$0.49
_______________

(1)	Reflects the weighted average common shares outstanding as of the date of the Separation in all periods prior to July 17, 2017.

The effect of the conversion of 13,408 and 4,518 weighted average vested OP Units for the three and nine months ended September 30, 2017 is excluded in the computation of basic and diluted loss per share, as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed conversion of these units would have no net impact on the determination of diluted earnings per share). As vested and outstanding OP Units are held by a noncontrolling interest, losses are attributable to them based on the weighted average outstanding units and are thus excluded from the numerator in calculating basic and diluted loss per share. The number of securities that were excluded from the calculation of diluted (loss) earnings per share because they were antidilutive that potentially could be dilutive in the future are included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
OP Units	3,281	—	3,281	—
Formation Awards	2,681	—	2,681	—
LTIP Units	410	—	410	—
OPP Units	605	—	605	—

13.     Future Minimum Rental Income

We lease space to tenants under operating leases that expire at various dates through the year 2036. The leases provide for the payment of fixed base rents payable monthly in advance as well as reimbursements of real estate taxes, insurance and maintenance costs. Retail leases may also provide for the payment by the lessee of additional rents based on a percentage of their sales. As of September 30, 2017, future base rental revenue under these non-cancelable operating leases excluding extension options is as follows:

Year ending December 31,	Amount
(In thousands)
2017	$133,025
2018	387,636
2019	310,230
2020	277,278
2021	234,005
2022	195,750
Thereafter	868,284
14.    Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2017, we had various interest rate swap and cap agreements assumed in the Combination that are measured at fair value on a recurring basis. There were no interest rate swaps or caps prior to the Combination. The net unrealized gain on our interest rate swaps and caps was $467,000 for both the three and nine months ended September 30, 2017 and are included in "Interest expense" in the accompanying statements of operations. The fair values of the interest rate swaps and caps are based on the estimated amounts we would receive or pay to terminate the contract at the reporting date and are determined using interest rate pricing models and observable inputs. The interest rate swaps and caps are classified within Level 2 of the valuation hierarchy.
The following are liabilities measured at fair value on a recurring basis as of September 30, 2017:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
September 30, 2017	(In thousands)
Interest rate swaps and caps:
Classified as liabilities in "Other liabilities, net"	$703	$—	$703	$—
Financial Assets and Liabilities Not Measured at Fair Value
As of September 30, 2017 and December 31, 2016, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	September 30, 2017		December 31, 2016
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial liabilities:
Mortgages payable	$1,988,247	$2,015,653	$1,167,618	$1,192,267
______________________________________
(1) The carrying amount consists of principal only.

The fair value of our mortgages payable is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. The fair value of the mortgages payable and unsecured term loan was determined using Level 2 inputs of the fair value hierarchy.

The fair value of our unsecured term loan is calculated based on the net present value of payments over the term of the loan using estimated market rates for similar notes and remaining terms. The fair value of the unsecured term loan was determined using Level 2 inputs of the fair value hierarchy.

15.    Segment Information

We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. As a result of the Formation Transaction, we redefined our reportable segments to be aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker (“CODM”), makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we aggregate our operating segments into three reportable segments (office, multifamily, and third-party real estate services) based on the economic characteristics and nature of our assets and services. In connection therewith, we have reclassified the prior period segment financial data to conform to the current period presentation.

The CODM measures and evaluates the performance of our operating segments, with the exception of the third-party real estate services business, based on the net operating income (“NOI”) of properties within each segment. NOI includes property rental revenues and tenant reimbursements and deducts property operating expenses and real estate taxes.

With respect to the third-party real estate services business, the CODM reviews revenues streams generated by this segment (third-party real estate services, including reimbursements), as well as the expenses attributable to the segment (general and administrative: third-party real estate services), which are disclosed separately in the statements of operations. Management company assets primarily consist of management and leasing contracts with a net book value of $56.0 million classified in "Other assets, net" in the balance sheet as of September 30, 2017. Consistent with the CODM approach and our definition of NOI, the third-party real estate services operating results are excluded from the NOI data below.

The following table reflects the reconciliation of net (loss) income attributable to JBG SMITH Properties to NOI for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net (loss) income attributable to JBG SMITH Properties	$(69,831)	$21,014	$(57,851)	$49,344
Add:
Depreciation and amortization expense	43,951	31,377	109,726	98,291
General and administrative expense:
Corporate and other	10,593	10,913	35,536	36,040
Third-party real estate services	21,178	4,779	30,362	14,272
Share-based compensation related to Formation Transaction	14,445	—	14,445	—
Transaction and other costs	104,095	1,528	115,173	1,528
Interest expense	15,309	13,028	43,813	38,662
Loss on extinguishment of debt	689	—	689	—
Income tax (benefit) expense	(1,034)	302	(317)	884
Less:
Third-party real estate services, including reimbursements	25,141	8,297	38,881	24,617
Other income	1,158	1,564	3,701	3,938
(Loss) income from unconsolidated real estate ventures	(1,679)	584	(1,365)	(952)
Interest and other (loss) income, net	(379)	749	1,366	2,292
Gain on bargain purchase	27,771	—	27,771	—
Net loss attributable to redeemable noncontrolling interests	8,160	—	2,481	—
NOI	$79,223	$71,747	$218,741	$209,126

Below is a summary of NOI by segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
	Office	Multifamily	Other		Eliminations	Total
	(In thousands)
Rental revenue:
Property rentals	$91,534	$23,397	$4,171		$(2,644)	$116,458
Tenant reimbursements	7,917	1,548	128		—	9,593
Total rental revenue	99,451	24,945	4,299		(2,644)	126,051
Rental expense:				—
Property operating	27,000	6,796	3,502		(7,664)	29,634
Real estate taxes	13,038	2,952	1,204		—	17,194
Total rental expense	40,038	9,748	4,706		(7,664)	46,828
NOI	$59,413	$15,197	$(407)		$5,020	$79,223

	Three Months Ended September 30, 2016
	Office	Multifamily	Other		Eliminations	Total
	(In thousands)
Rental revenue:
Property rentals	$81,575	$15,850	$4,898		$942	$103,265
Tenant reimbursements	8,977	876	378		—	10,231
Total rental revenue	90,552	16,726	5,276		942	113,496
Rental expense:				—
Property operating	25,083	4,782	3,065		(5,643)	27,287
Real estate taxes	11,793	1,663	1,006			14,462
Total rental expense	36,876	6,445	4,071		(5,643)	41,749
NOI	$53,676	$10,281	$1,205		$6,585	$71,747

	Nine Months Ended September 30, 2017
	Office	Multifamily	Other		Eliminations	Total
	(In thousands)
Rental revenue:
Property rentals	$249,532	$62,050	$9,623		$(4,306)	$316,899
Tenant reimbursements	22,738	3,772	651		—	27,161
Total rental revenue	272,270	65,822	10,274		(4,306)	344,060
Rental expense:				—
Property operating	71,377	16,716	11,330		(22,082)	77,341
Real estate taxes	37,185	7,973	2,820		—	47,978
Total rental expense	108,562	24,689	14,150		(22,082)	125,319
NOI	$163,708	$41,133	$(3,876)		$17,776	$218,741

	Nine Months Ended September 30, 2016
	Office	Multifamily	Other		Eliminations	Total
	(In thousands)
Rental revenue:
Property rentals	$237,826	$45,203	$18,621		$(2,153)	$299,497
Tenant reimbursements	24,807	2,422	1,199		—	28,428
Total rental revenue	262,633	47,625	19,820		(2,153)	327,925
Rental expenses:				—
Property operating	69,740	12,594	14,934		(22,181)	75,087
Real estate taxes	34,855	5,063	3,794		—	43,712
Total rental expense	104,595	17,657	18,728		(22,181)	118,799
NOI	$158,038	$29,968	$1,092		$20,028	$209,126
The following is a summary of certain balance sheet data by segment as of September 30, 2017 and December 31, 2016:

	Office	Multifamily	Other	Eliminations	Total
September 30, 2017	(In thousands)
Real estate, at cost	$3,867,513	$1,434,730	$540,287	$—	$5,842,530
Investments in and advances to unconsolidated real estate ventures	$126,620	$106,842	$51,524	$—	$284,986
Total assets	$3,338,100	$1,472,864	$1,204,063	$—	$6,015,027
December 31, 2016
Real estate, at cost	$2,798,946	$959,404	$397,041	$—	$4,155,391
Investments in and advances to unconsolidated real estate ventures	$45,647	$—	$129	$—	$45,776
Total assets	$2,388,396	$873,157	$399,087	$—	$3,660,640

16.    Commitments and Contingencies
Insurance
We maintain general liability insurance with limits of $200.0 million per occurrence and in the aggregate, and property and rental value insurance coverage with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of our properties. We also maintain coverage for terrorist acts with limits of $2.0 billion per occurrence and in the aggregate, and $2.0 billion per occurrence and in the aggregate for nuclear, biological, chemical and radiological terrorism events, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020. Insurance premiums are charged directly to each of the properties and are included in "Property operating expenses" in the statement of operations.
We will continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism. We cannot anticipate what coverage will be available on commercially reasonable terms in the future. We are responsible for deductibles and losses in excess of the insurance coverage, which could be material.
Our debt, consisting of mortgage loans secured by our properties, revolving credit facility and unsecured term loans contain customary covenants requiring adequate insurance coverage. Although we believe that we currently have adequate insurance coverage, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. If lenders insist on greater coverage than we are able to obtain, it could adversely affect the ability to finance or refinance our properties.
Construction Commitments
As of September 30, 2017, we have construction in progress that will require an additional $707.8 million to complete ($611.1 million related to our consolidated entities and $96.7 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, and available cash.

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
From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree, to (1) guarantee portions of the principal, interest and other amounts in connection with their borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with their borrowings and (3) provide guarantees to lenders and other third parties for the completion of development projects. We customarily have agreements with our outside partners whereby the partners agree to reimburse the joint venture or us for their share of any payments made under the guarantee. Amounts that may be required to be paid in future periods in relation to budget overruns or operating losses that also included in some of our guarantees are not estimable. Guarantees (excluding environmental) terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. As of September 30, 2017, the aggregate amount of our principal payment guarantees was approximately $89.0 million for our consolidated entities and $63.8 million for our unconsolidated real estate ventures.
As of September 30, 2017, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $50.6 million, , which we anticipate will be primarily expended over the next two to three years.
We are obligated under non-cancelable operating leases, primarily for ground leases on certain of our properties through 2112. As of September 30, 2017, future minimum rental payments under non-cancelable operating and capital leases are as follows:

Year ending December 31,	Amount
(In thousands)
2017	$1,974
2018	8,391
2019	8,170
2020	7,825
2021	7,496
2022	6,580
Thereafter	874,467
Total	$914,903

17.	Transactions With Vornado and JBG Legacy Funds
Transactions with Vornado
As described in Note 1 and Note 3, the accompanying financial statements present the operations of the office and multifamily assets as carved-out from the financial statements of Vornado for all periods prior to July 17, 2017.
Certain centralized corporate costs borne by Vornado for management and other services including, but not limited to, accounting, reporting, legal, tax, information technology and human resources have been allocated to the assets in the consolidated and combined financial statements based on either actual costs incurred or a proportion of costs estimated to be applicable to the Vornado Included Assets based on key metrics including total revenue. The total amounts allocated during the three months ended September 30, 2017 and 2016 were $873,000 and $4.5 million, respectively. The total amounts allocated during the nine months ended September 30, 2017 and 2016 were $13.0 million and $15.2 million, respectively. These allocated amounts are included as a component of "General and administrative expense: corporate and other" expenses on the statements of operations and do not necessarily reflect what actual costs would have been if the Vornado Included Assets were a separate standalone public company.

Actual costs may be materially different. Allocated amounts for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of allocated amounts for a full year.
In connection with the Formation Transaction, we entered into an agreement with Vornado under which Vornado provides operational support for an initial period of up to two years. These services include information technology, financial reporting and payroll services. The charges for these services are based on an hourly or per transaction fee arrangement including reimbursement for overhead and out-of-pocket expenses. The total charges for both the three months and nine months ended September 30, 2017 were approximately $912,000. Pursuant to an agreement, we are providing Vornado with leasing and property management services for certain of its assets that were not part of the Separation. The total revenue related to these services for both the three months and nine months ended September 30, 2017 was $68,000. We believe that the terms of both of these agreements are comparable to those that would have been negotiated based on market rates.
In August 2014, we completed a $185.0 million financing of the Universal buildings, a 687,000 square foot office complex located in Washington, DC. In connection with this financing, pursuant to a note agreement dated August 12, 2014, we used a portion of the financing proceeds and made an $86.0 million loan to Vornado at LIBOR plus 2.9% due August 2019. During 2016 and 2015, Vornado repaid $4.0 million and $7.0 million of the loan receivable, respectively. At the Separation, Vornado repaid the outstanding balance of the loan and related accrued interest. As of December 31, 2016, the balance of the receivable from Vornado, including accrued interest, was $75.1 million. We recognized interest income of $130,000 and $1.8 million during the three and nine months ended September 30, 2017, respectively, and $830,000 and $2.3 million during the three and nine months ended September 30, 2016, respectively.
In connection with the development of The Bartlett, prior to the Combination, we entered into various note agreements with Vornado whereby we could borrow up to a maximum of $170.0 million. Vornado contributed these note agreements along with accrued and unpaid interest to JBG SMITH at the Separation. As of December 31, 2016, the amounts outstanding under these note agreements at were $166.5 million, and are included in "Payable to former parent" on our balance sheets. We incurred interest of $365,000 and $4.1 million during the three and nine months ended September 30, 2017, respectively, and $1.2 million and $3.0 million during the three and nine months ended September 30, 2016, respectively.
In June 2016, the $115.0 million mortgage loan (including $608,000 of accrued interest) secured by the Bowen Building, a 231,000 square foot office building located in Washington, DC, was repaid with the proceeds of a $115.6 million draw on Vornado’s revolving credit facility. The loan was repaid with amounts drawn under our revolving credit facility. See Note 8 for further information. Given that the $115.6 million draw on Vornado’s credit facility is secured by an interest in the property, such amount was included in "Payable to former parent" in our balance sheets as of December 31, 2016. We incurred interest expense of $120,000 and $1.3 million during the three and nine months ended September 30, 2017, respectively, and $457,000 and $602,000 for the three and nine months ended September 30, 2016, respectively.
We have agreements, that are terminable on the second anniversary of the Combination, with Building Maintenance Services ("BMS"), a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our properties. We paid BMS $3.6 million and $9.9 million during the three and nine months ended September 30, 2017, respectively, and $3.3 million and $9.6 million during the three and nine months ended September 30, 2016, respectively, which are included in "Property operating expenses" in our statements of operations.
We entered into a consulting agreement with Mr. Schear, a member of our Board of Trustees and formerly the president of Vornado’s Washington, DC segment. The consulting agreement expires on December 31, 2017 and provides for the payment of consulting fees at the rate of $166,667 per month for the 24 months following the Separation, including after the termination of the consulting agreement. The amount due under this consulting agreement of $4.1 million was recorded as a liability in connection with the Combination. As of September 30, 2017, the remaining liability is $3.6 million. In March 2017, Vornado amended Mr. Schear’s employment agreement with Vornado to provide for the payments that Mr. Schear will receive in connection with certain post-employment services.
Fees from JBG Legacy Funds
In addition to our portfolio, we have a third-party real estate services business that provides fee-based real estate services to our real estate ventures, legacy funds formerly organized by JBG and other third parties. We provide services for the benefit of the JBG Legacy Funds that own interests in the assets retained by the JBG Legacy Funds. In connection with the contribution of the JBG Assets to us, it was determined that the general partner and managing member interests in the JBG Legacy Funds that were held by former JBG executives (and who became members of our management team and/or Board of Trustees) would not be transferred to us and remain under the control of these individuals. In addition, members of our senior management and Board of Trustees have an ownership interest in the JBG Legacy Funds and own carried interests in each fund and in certain of our joint ventures that entitles them to receive additional compensation if the fund or joint venture achieves certain return thresholds.  This third-party real estate services revenue, including reimbursements, from these JBG Legacy Funds for both the three and nine months ended September 30, 2017 was $8.4 million.

Registration Rights Agreements
In connection with the Formation Transaction, we entered into a registration rights agreement with certain former investors in the legacy JBG funds that received our common shares in the Formation Transaction (the "Shares Registration Rights Agreement") and a separate registration rights agreement with the certain former investors in the legacy JBG funds and certain employees of JBG entities that received OP Units in the Formation Transaction (the "OP Units Registration Rights Agreement" and together with the Shares Registration Rights Agreement, the "Registration Rights Agreements"). Certain holders of common shares and OP Units who may benefit from the Registration Rights Agreements are members of our management team and/or Board of Trustees.

18.	Subsequent Events
In October 2017, we closed a $78.0 million loan on 1235 South Clark, an office asset in Crystal City, Virginia.  The loan has a 10-year term and a fixed interest rate of 3.94%.
In October 2017, we repaid a $67.3 million loan at 220 20th Street, a multifamily asset located in Crystal City, Virginia.
In October 2017, we entered into agreements in the specified notional amounts to swap variable interest rates to fixed rates on the following debt instruments:

•	$50.0 million related to our Tranche A-1 Term Loan;

•	$107.7 million related to our mortgage loan on RTC - West; and

•	$107.5 million related to our mortgage loan on 800 North Glebe Road.
In November 2017, we closed a $110.0 million refinancing on Atlantic Plumbing, a multifamily and retail asset in the U Street/Shaw submarket of Washington, DC.  The loan has a five-year term and a floating rate of LIBOR plus 1.50%. A prior swap agreement has been novated to synthetically fix the interest rate through September 2020. At closing, $100.0 million was funded, which was used in part to repay the existing $88.4 million loan. We have the ability to draw an additional $10.0 million based on the asset’s performance.
On November 9, 2017, our Board of Trustees declared a quarterly dividend of $0.225 per common share, payable on November 30, 2017 to shareholders of record on November 20, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "estimates," "intends," "plans," "would," "may" or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see "Risk Factors" in Item 1A, of our Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission (the "SEC") and declared effective on June 26, 2017, as well as the section entitled "Risk Factors" of the final Information Statement filed with the SEC as Exhibit 99.1 on our Current Report on Form 8-K filed on June 27, 2017.

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

Organization and Basis of Presentation

JBG SMITH Properties ("JBG SMITH") was organized by Vornado Realty Trust ("Vornado" or "former parent") as a Maryland real estate investment trust ("REIT") on October 27, 2016 (capitalized on November 22, 2016). JBG SMITH was formed for the purpose of receiving, via the spin-off on July 17, 2017 (the "Separation"), substantially all of the assets and liabilities of Vornado’s Washington, DC segment, which operated as Vornado / Charles E. Smith, (the "Vornado Included Assets"). On July 18, 2017, JBG SMITH acquired the management business and certain assets and liabilities (the "JBG Assets") of The JBG Companies (the "Combination"). The Separation and the Combination are collectively referred to as the "Formation Transaction." Unless the context otherwise requires, all references to "we," "us," and "our," refer to the Vornado Included Assets, our predecessor and accounting acquirer, for periods prior to the Separation and to JBG SMITH for periods from and after the Separation and Combination.

Prior to the Separation from Vornado, JBG SMITH was a wholly owned subsidiary of Vornado and had no material assets or operations. Pursuant to a separation agreement, on July 17, 2017, Vornado distributed 100% of the then outstanding common shares of JBG SMITH on a pro rata basis to the holders of its common shares. Prior to such distribution by Vornado, Vornado Realty L.P. ("VRLP"), Vornado's operating partnership, distributed common limited partnership units ("OP Units") in JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership, on a pro rata basis to the holders of VRLP's common limited partnership units, consisting of Vornado and the other common limited partners of VRLP. Following such distribution by VRLP and prior to such distribution by Vornado, Vornado contributed to JBG SMITH all of the OP Units it received in exchange for common shares of JBG SMITH. Each Vornado common shareholder received one JBG SMITH common share for every two Vornado common shares held as of the close of business on July 7, 2017 (the "Record Date").  Vornado and each of the other limited partners of VRLP received one JBG SMITH LP OP Unit for every two common limited partnership units in VRLP held as of the close of business on the Record Date. The operations of JBG SMITH are presented as if the transfer of the Vornado Included Assets had been consummated prior to all historical periods presented in the accompanying financial statements at the carrying amounts of such assets and liabilities reflected in Vornado’s books and records.

The following is a discussion of the historical results of operations and liquidity and capital resources of JBG SMITH as of and for the three- and nine-month periods ended September 30, 2017 and 2016, which includes results prior to the consummation of the Formation Transaction. The historical results presented prior to the consummation of the Formation Transaction include the Vornado Included Assets, all of which were under common control of Vornado until July 17, 2017. Unless otherwise specified, the discussion of the historical results prior to July 18, 2017 does not include the results of the JBG Assets . The following discussion should be read in conjunction with the condensed consolidated and combined interim financial statements and notes thereto appearing in "Item 1. Financial Statements.".
References to the financial statements refer to our condensed consolidated and combined financial statements as of September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016. References to the balance sheets refer to our condensed consolidated and combined balance sheets as of September 30, 2017 and December 31, 2016. References to the statements of operations refer to our condensed consolidated and combined statements of operations for the three and nine months ended September 30, 2017 and 2016. References to the statements of cash flows refer to our condensed consolidated and combined statements of cash flows for the nine months ended September 30, 2017 and 2016.

The accompanying unaudited financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and revenue and expenses during the reporting periods. Actual results could differ from these estimates. The historical financial results for the Vornado Included Assets reflect charges for certain corporate costs allocated by the former parent which we believe are reasonable. These charges were based on either actual costs incurred or a proportion of costs estimated to be applicable to the Vornado Included Assets based on an analysis of key metrics, including total revenues. Such costs do not necessarily reflect what the actual costs would have been if the Vornado Included Assets had been operating as a separate standalone public company. These charges are discussed further in Note 17 to the financial statements.
We intend to elect to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the filing of our tax return for the 2017 calendar year, effective for our tax year ending December 31, 2017. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as dividends to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Prior to the Separation, the Vornado Included Assets historically operated under Vornado’s REIT structure. Since Vornado operates as a REIT and distributes 100% of taxable income to its shareholders, no provision for federal income taxes has been made in the accompanying financial statements for the periods prior to the Separation. We intend to continue to adhere to these requirements and maintain our REIT status in future periods.

As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to shareholders. Future distributions will be declared and paid at the discretion of our Board of Trustees and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual dividend requirements under the REIT provisions of the Code, as amended, and such other factors as our Board of Trustees deems relevant.
We also participate in certain activities conducted by entities which elected to be treated as taxable REIT subsidiaries ("TRS") under the Code. As such, we are subject to federal, state, and local taxes on the income from these activities. Income taxes attributable to our TRSs are accounted for under the asset and liability method. Under the asset and liability method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.
We aggregate our operating segments into three reportable segments (office, multifamily, and third-party real estate services) based on the economic characteristics and nature of our assets and services.
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
Overview
We own and operate a portfolio of high-quality office and multifamily assets, many of which are amenitized with ancillary retail. Our portfolio reflects our longstanding strategy of concentrating in downtown Washington, DC and other leading urban-infill submarkets with proximity to downtown Washington, DC that have high barriers to entry and key urban amenities, including being within walking distance of a Metro station.
As of September 30, 2017, our portfolio comprised: (i) 69 operating assets comprising 51 office assets totaling over 13.7 million square feet (11.8 million square feet at our share), 14 multifamily assets totaling 6,016 units (4,232 units at our share) and four other assets totaling approximately 765,000 square feet (348,000 square feet at our share); (ii) nine assets under construction comprising four office assets totaling approximately 1.3 million square feet (1.2 million square feet at our share), four multifamily assets totaling 1,334 units (1,149 units at our share) and one other asset totaling approximately 41,100 square feet (4,100 square feet at our share; (iii) one near-term development multifamily asset totaling 433 units (303 units at our share), and (iv) 42 future development assets totaling approximately 21.3 million square feet (17.6 million square feet at our share) of estimated potential development density.
Key highlights of operating results for the three months ended September 30, 2017 included:

▪
a net loss of $69.8 million, or $0.61 per diluted common share, for the three months ended September 30, 2017 as compared to net income of $21.0 million, or $0.21 per diluted common share, for the three months ended September 30, 2016. The net loss for the three months ended September 30, 2017 was due in part to transaction and other costs of $104.1 million partially offset by a gain on bargain purchase of $27.8 million;

▪	an increase in operating office portfolio leased and occupied percentages to 88.2% leased and 87.5% occupied as of September 30, 2017 from 87.5% and 86.2% as of June 30, 2017;

▪
an increase in operating multifamily portfolio occupancy to 94.6% as of September 30, 2017 from 93.9% as of June 30, 2017. Multifamily portfolio leased percentage decreased to 96.2% as of September 30, 2017 from 96.8% as of June 30, 2017;

▪	the leasing of approximately 289,000 square feet, or 206,000 square feet at our share (1), at an initial rent (2) of $43.08 per square foot; and

▪
an increase in same store (3) net operating income ("NOI") of 6.3% to $70.3 million for the three months ended September 30, 2017 as compared to $66.1 million for the three months ended September 30, 2016.

_________________

(1)	Refers to our ownership percentage of consolidated and unconsolidated assets in real estate ventures.

(2)	Represents the cash basis weighted average starting rent per square foot, which excludes free rent and periodic rent steps.

(3)
Includes the results of the properties that are owned, operated and stabilized for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. Excludes the JBG Assets acquired in the Combination.

Additionally, investing and financing activity during the three months ended September 30, 2017 included:

▪	the issuance of 94.7 million common shares and 5.8 million OP Units in connection with the Separation (see Note 1 to the financial statements for more information)

▪	the completion of the Combination in exchange for 23.3 million common shares and 13.9 million OP Units (see Note 3 to the financial statements for more information);

▪
the closing of a $1.4 billion credit facility, consisting of a $1.0 billion revolving credit facility with a four-year term, with two six-month extension options, a five and a half-year delayed draw $200.0 million unsecured term loan and a seven-year delayed draw $200.0 million unsecured term loan;

▪	the prepayment of mortgages payable with an aggregate principal balance of $181.7 million; and

▪	the investment of $115.9 million in development costs, construction in progress and real estate additions.

Critical Accounting Policies and Estimates
Our Information Statement on Form 10, as amended, filed with the SEC on June 20, 2017 contains a description of our critical accounting policies, including real estate, deferred costs, revenue recognition and income taxes. For the three and nine months ended September 30, 2017, there were no material changes to these policies, except for the addition of the following policy:
Business Combinations
We account for business combinations, including the acquisition of real estate, using the acquisition method by recognizing and measuring the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree at their acquisition date fair values. As a result, upon the acquisition, we estimate the fair value of the acquired tangible assets (consisting of real estate, cash and cash equivalents, tenant and other receivables, investments in unconsolidated real estate ventures and other assets, as applicable), identified intangible assets and liabilities (consisting of the value of in-place leases, above- and below-market leases, options to enter into ground leases and management contracts, as applicable), assumed debt and other liabilities, and noncontrolling interests, as applicable, based on our evaluation of information and estimates available at that date. Based on these estimates, we allocate the purchase price to the identified assets acquired and liabilities assumed. Any excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. Any excess of the fair value of assets acquired over the purchase price is recorded as a gain on bargain purchase. If, up to one year from the acquisition date, information regarding the fair value of the net assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made on a prospective basis to the purchase price allocation, which may include adjustments to identified assets, assumed liabilities, and goodwill or the gain on bargain purchase, as applicable. Transaction costs related to business combinations are expensed as incurred and included in "Transaction and other costs" in our statements of operations.

The fair values of tangible real estate assets are determined using the “as-if vacant” approach whereby we use discounted income, or cash flow models with inputs and assumptions that we believe are consistent with current market conditions for similar assets. The most significant assumptions in determining the allocation of the purchase price to tangible assets are the exit capitalization rate, discount rate, estimated market rents and hypothetical expected lease-up periods.
The fair values of identified intangible assets are determined based on the following:

•
The value allocable to the above- or below-market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be received using market rates over the remaining term of the lease. Amounts allocated to above- market leases are recorded as "Identified intangible assets" in "Other assets, net" in the balance sheets, and amounts allocated to below-market leases are recorded as "Lease intangible liabilities" in "Other liabilities, net" in the balance sheets. These intangibles are amortized to "Property rentals" in our statements of operations over the remaining terms of the respective leases.

•
Factors considered in determining the value allocable to in-place leases include estimates, during hypothetical lease-up periods, related to space that is actually leased at the time of acquisition. These estimates include (i) lost rent at market rates, (ii) fixed operating costs that will be recovered from tenants and (iii) theoretical leasing commissions required to execute similar leases. These intangible assets are recorded as "Identified intangible assets" in "Other assets, net" in the balance sheets and are amortized over the remaining term of the existing lease.

•
The fair value of the in-place property management, leasing, asset management, and development and construction management contracts is based on revenue and expense projections over the estimated life of each contract discounted using a market discount rate. These management contract intangibles are amortized over the weighted average life of the management contracts.

The fair value of investments in unconsolidated real estate ventures and related noncontrolling interests is based on the estimated fair values of the identified assets acquired and liabilities assumed of each entity.
The fair value of the mortgages payable assumed was determined using current market interest rates for comparable debt financings. The fair values of the interest rate swaps and caps are based on the estimated amounts we would receive or pay to terminate the contract at the reporting date and are determined using interest rate pricing models and observable inputs. The carrying value of cash, restricted cash, working capital balances, leasehold improvements and equipment, and other assets acquired and liabilities assumed approximates fair value.

The results of operations of acquisitions are included in our financial statements as of the dates they are acquired. The intangible assets and liabilities associated with acquisitions are included in "Other assets, net" and "Other liabilities, net", respectively, in our balance sheets.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of the potential impact of the adoption of any new accounting pronouncements.
Results of Operations
Comparison of the Three Months Ended September 30, 2017 to 2016
The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended September 30, 2017 as compared to the same period in 2016:

	Three Months Ended September 30,
	2017	2016	% Change
	(In thousands)
Property rentals revenue	$116,458	$103,265	12.8%
Tenant reimbursements revenue	9,593	10,231	(6.2)%
Third-party real estate services revenue, including reimbursements	25,141	8,297	203.0%
Depreciation and amortization expense	43,951	31,377	40.1%
Property operating expense	29,634	27,287	8.6%
Real estate taxes expense	17,194	14,462	18.9%
General and administrative expense:
Corporate and other	10,593	10,913	(2.9)%
Third-party real estate services	21,178	4,779	343.1%
Share-based compensation related to Formation Transaction	14,445	—	*
Transaction and other costs	104,095	1,528	*
(Loss) income from unconsolidated real estate ventures	(1,679)	584	*
Interest expense	15,309	13,028	17.5%
Loss on extinguishment of debt	689	—	*
Gain on bargain purchase	27,771	—	*
Net loss attributable to redeemable noncontrolling interests	8,160	—	*
______________
* Not meaningful.
Property rentals revenue increased by approximately $13.2 million, or 12.8%, to $116.5 million in 2017 from $103.3 million in 2016. The increase was primarily due to revenues of $13.8 million associated with the assets acquired in the Combination, partially offset by a decrease of $0.6 million in revenues associated with existing assets. The $0.6 million decrease in revenues associated with existing assets is primarily due to 1150 17th St and 1770 Crystal Drive being taken out of service, partially offset by an increase in occupancy and associated rentals at The Bartlett which was placed into service in the second quarter of 2016.
Tenant reimbursements revenue decreased by approximately $600,000, or 6.2%, to $9.6 million in 2017 from $10.2 million in 2016. Revenue associated with existing assets decreased $2.0 million, primarily due to lower construction services provided to tenants and lower operating expenses, partially offset by an increase of $1.4 million associated with the assets acquired in the Combination.
Third-party real estate services revenue, including reimbursements, increased by approximately $16.8 million, or 203.0%, to $25.1 million in 2017 from $8.3 million in 2016. The increase was primarily due to the real estate services business acquired in the Combination, partially offset by lower management fees and leasing commissions from existing arrangements with third-parties.
Depreciation and amortization expense increased by approximately $12.6 million, or 40.1%, to $44.0 million in 2017 from $31.4 million in 2016. The increase was primarily due to depreciation and amortization expense associated with the assets acquired in the Combination.
Property operating expense increased by approximately $2.3 million, or 8.6%, to $29.6 million in 2017 from $27.3 million in 2016. The increase was primarily due to property operating expenses of $4.2 million associated with the assets acquired in the Combination, partially offset by a decrease of $1.9 million associated with existing assets due primarily to lower tenant services expense and lower utilities.
Real estate tax expense increased by approximately $2.7 million, or 18.9%, to $17.2 million in 2017 from $14.5 million in 2016. The increase was primarily due to real estate tax expense of $2.1 million associated with the assets acquired in the Combination, an increase in the tax assessments and lower capitalized real estate taxes.
General and administrative expense: corporate and other decreased by approximately $300,000, or 2.9%, to $10.6 million in 2017 from $10.9 million in 2016. The decrease was due to lower marketing and general office expenses, partially offset by an increase in general operating expenses associated with the operations acquired in the Combination.
General and administrative expense: third-party real estate services increased by approximately $16.4 million, or 343.1%, to $21.2 million in 2017 from $4.8 million in 2016 primarily due to the real estate services business acquired in the Combination.

General and administrative expense: share-based compensation related to Formation Transaction of $14.4 million in 2017 consists of expense related to share-based compensation issued in connection with the Formation Transaction.
Transaction and other costs of $104.1 million in 2017 consists primarily of fees and expenses incurred in connection with the Formation Transaction, including severance and transaction bonus expense of $34.3 million, investment banking fees of $33.6 million, legal fees of $13.1 million and accounting fees of $8.1 million.
Income (loss) from unconsolidated real estate ventures decreased by approximately $2.3 million, to a loss of $1.7 million in 2017 from income of $584,000 in 2016. The decrease was primarily due to losses from interests in real estate ventures acquired in the Combination.
Interest expense increased by approximately $2.3 million, or 17.5%, to $15.3 million for 2017 from $13.0 million in 2016. The increase was primarily due to $1.8 million of interest expense associated with the assets acquired in the Combination and lower capitalized interest related to The Bartlett which was placed into service during the second quarter of 2016, partially offset by lower interest expense associated with mortgages that were repaid.
Loss on extinguishment of debt of $689,000 in 2017 relates to the prepayment of mortgages payable.
The gain on bargain purchase of approximately $27.8 million in 2017 represents the estimated fair value of the identifiable net assets acquired in excess of the purchase consideration in the Combination. The purchase consideration was based on the fair value of the common shares and OP Units issued in the Combination. See Note 3 to the financial statements for additional information.
Net loss attributable to redeemable noncontrolling interests of approximately $8.2 million in 2017 relates to the allocation of net loss to the noncontrolling interest in JBG SMITH LP.

Comparison of the Nine Months Ended September 30, 2017 to 2016
The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the nine months ended September 30, 2017 as compared to the same period in 2016:

	Nine Months Ended September 30,
	2017	2016	% Change
	(In thousands)
Property rentals revenue	$316,899	$299,497	5.8%
Tenant reimbursements revenue	27,161	28,428	(4.5)%
Third-party real estate services revenue, including reimbursements	38,881	24,617	57.9%
Depreciation and amortization expense	109,726	98,291	11.6%
Property operating expense	77,341	75,087	3.0%
Real estate taxes expense	47,978	43,712	9.8%
General and administrative expense:
Corporate and other	35,536	36,040	(1.4)%
Third-party real estate services	30,362	14,272	112.7%
Share-based compensation related to Formation Transaction	14,445	—	*
Transaction and other costs	115,173	1,528	*
Loss from unconsolidated real estate ventures	(1,365)	(952)	43.4%
Interest expense	43,813	38,662	13.3%
Loss on extinguishment of debt	689	—	*
Gain on bargain purchase	27,771	—	*
Net loss attributable to redeemable noncontrolling interests	2,481	—	*
______________
* Not meaningful.
Property rentals revenue increased by approximately $17.4 million, or 5.8%, to $316.9 million in 2017 from $299.5 million in 2016. The increase was primarily due to revenues of $13.8 million associated with the assets acquired in the Combination and an increase of $3.6 million in revenues associated with existing assets. The $3.6 million increase in revenues associated with existing assets is primarily due to an increase in occupancy and associated rentals at The Bartlett multifamily project as the property was placed into service in the second quarter of 2016 and higher rents at 1215 S. Clark St, partially offset by a decrease in revenues at 1150 17th St and 1770 Crystal Drive, which were taken out of service.
Tenant reimbursements revenue decreased by approximately $1.2 million, or 4.5%, to $27.2 million in 2017 from $28.4 million in 2016. Revenue associated with existing assets decreased by $2.6 million, primarily due to lower construction services provided to tenants and lower operating expenses, partially offset by an increase of $1.4 million associated with the assets acquired in the Combination.
Third-party real estate services revenue, including reimbursements, increased by approximately $14.3 million, or 57.9%, to $38.9 million in 2017 from $24.6 million in 2016. The increase was primarily due to the real estate services business acquired in the Combination, partially offset by lower management fees and leasing commissions from existing arrangements with third-parties.
Depreciation and amortization expense increased by approximately $11.4 million, or 11.6%, to $109.7 million for 2017 from $98.3 million in 2016. The increase was primarily due to depreciation and amortization expense associated with the assets acquired in the Combination.
Property operating expense increased by approximately $2.2 million, or 3.0%, to $77.3 million in 2017 and from $75.1 million in 2016. The increase was primarily due to property operating expenses of $4.2 million associated with the assets acquired in the Combination, partially offset by a decrease of $2.0 million associated with existing assets due primarily to lower tenant services expense and lower utilities.

Real estate tax expense increased by approximately $4.3 million, or 9.8%, to $48.0 million in 2017 from $43.7 million in 2016. The increase was primarily due to real estate tax expense of $2.1 million associated with the assets acquired in the Combination, an increase in the tax assessments and lower capitalized real estate taxes.
General and administrative expense: corporate and other decreased by approximately $500,000, or 1.4%, to $35.5 million for 2017 from $36.0 million in 2016. The decrease was due to lower marketing and general office expenses, partially offset by an increase in general operating expenses associated with the operations acquired in the Combination.
General and administrative expense: third-party real estate services increased by approximately $16.1 million, or 112.7%, to $30.4 million in 2017 from $14.3 million in 2016 primarily due to the real estate services business acquired in the Combination.
General and administrative expense: share-based compensation related to Formation Transaction of $14.4 million in 2017 consists of expense related to share-based compensation issued in connection with the Formation Transaction.
Transaction and other costs of $115.2 million in 2017 consists primarily of fees and expenses incurred in connection with the Formation Transaction, including severance and transaction bonus expense of $34.3 million, investment banking fees of $33.6 million, legal fees of $13.1 million and accounting fees of $8.1 million.

Loss from unconsolidated real estate ventures increased by approximately $400,000 to $1.4 million in 2017 from $1.0 million in 2016. The increase in the loss was primarily due to losses from interests in real estate ventures acquired in the Combination, partially offset by a reduction of interest expense of approximately $1.7 million from the refinancing of the Warner Building mortgage loan in May 2016 at a lower interest rate and for a lower outstanding principal amount.
Interest expense increased by approximately $5.1 million, or 13.3%, to $43.8 million for 2017 from $38.7 million in 2016. The increase was primarily due to $1.8 million of interest expense associated with the assets acquired in the Combination and lower capitalized interest related to The Bartlett which was placed into service during the second quarter of 2016, partially offset by lower interest expense associated with mortgages that were repaid.
Loss on extinguishment of debt of $689,000 in 2017 related to the prepayment of mortgages payable.
The gain on bargain purchase of approximately $27.8 million in 2017 represents the estimated fair value of the identifiable net assets acquired in excess of the purchase consideration in the Combination. The purchase consideration was based on the fair value of the common shares and OP Units issued in the Combination. See Note 3 to the financial statements for additional information.
Net loss attributable to redeemable noncontrolling interests of approximately $2.5 million in 2017 relates to the allocation of net loss to the noncontrolling interest in JBG SMITH LP.

Funds From Operations
We believe Funds from Operations ("FFO") (when combined with the primary presentations in accordance with GAAP) is a useful supplemental measure of our operating performance that is a recognized metric used extensively by the real estate industry and, in particular, REITs. The National Association of Real Estate Investment Trusts ("NAREIT") stated in its April 2002 White Paper on Funds from Operations, "Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves."
FFO, as defined by NAREIT, is "net income (computed in accordance with GAAP), excluding gains (or losses) from sales of, or impairment charges related to, depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and real estate ventures. It states further that “adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.” We believe that financial analysts, investors and shareholders are better served by the clearer presentation of comparable period operating results generated from our FFO measure. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.
FFO is presented to assist investors in analyzing our operating performance. FFO (i) does not represent cash flow from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs, including the ability to make distributions, (iii) is not an alternative to cash flow as a measure of liquidity, and (iv) should not be considered as an alternative to net (loss) income (which is determined in accordance with GAAP) for purposes of evaluating our operating performance.

The following reflects the reconciliation of net (loss) income attributable to JBG SMITH Properties, the most directly comparable GAAP measure, to FFO for the three months ended September 30, 2017:

Three Months Ended September 30, 2017

(In thousands)
Net loss attributable to JBG SMITH Properties	$(69,831)
Net loss attributable to redeemable noncontrolling interests	(8,160)
Net loss	(77,991)
Real estate depreciation and amortization	41,393
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	6,059
FFO attributable to the operating partnership common units	(30,539)
FFO attributable to redeemable noncontrolling interests	3,195
FFO attributable to diluted common shareholders	$(27,344)
Weighted average diluted shares	114,744

NOI and Same Store NOI
In this section, we present NOI, which is a non-GAAP financial measure that we use to assess a segment’s performance. The most directly comparable GAAP measure is net income (loss) attributable to JBG SMITH Properties plus depreciation and amortization expense, general and administrative expense, transaction and other costs, interest expense, gain (loss) on extinguishment of debt and income tax expense, less third-party real estate services, less reimbursements, other income, income (loss) from unconsolidated real estate ventures, interest and other (loss) income, gain on bargain purchase and noncontrolling interests. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only property related revenue (which includes base rent, tenant reimbursements and other operating revenue) less operating expense, before deferred rent and related party management fees. Management uses NOI as a supplemental performance measure for our assets and believes it provides useful information to investors because it reflects only those revenue and expense items that are incurred at the asset level, excluding non-cash items. In addition, NOI is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. However, because NOI excludes depreciation and amortization and captures neither the changes in the value of our assets that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our assets, all of which have real economic effect and could materially impact the financial performance of our assets, the utility of NOI as a measure of the operating performance of our assets is limited. NOI presented by us may not be comparable to NOI reported by other REITs that define these measures differently. We believe that to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income (loss) attributable to JBG SMITH Properties as presented in our financial statements. NOI should not be considered as an alternative to net income (loss) attributable to JBG SMITH Properties as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.

We also provide certain information on a "same store" basis. Information provided on a same store basis includes the results of properties that are owned, operated and stabilized for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same store pool when a property is considered to be a property under construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property operating income. A development property or property under construction is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods, and the property is not under significant development or redevelopment.

For the three and nine months ended September 30, 2017, all of the JBG Assets and two Vornado Included Assets (The Bartlett and 1800 South Bell Street) were not included in the same store comparison as they were not in service or being taken out of service during portions of the periods being compared.

Same store NOI increased by $4.2 million, or 6.3%, and $6.3 million, or 3.1%, for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016, respectively. The increase in same store

NOI for the three and nine months ended September 30, 2017 was primarily due to the expiration of rent abatements and higher property rental revenue from lease commencements.

The following table reflects the reconciliation of net (loss) income attributable to JBG SMITH Properties, the most directly comparable GAAP measure, to NOI and same store NOI for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net (loss) income attributable to JBG SMITH Properties	$(69,831)	$21,014	$(57,851)	$49,344
Add:
Depreciation and amortization expense	43,951	31,377	109,726	98,291
General and administrative expense:
Corporate and other	10,593	10,913	35,536	36,040
Third-party real estate services	21,178	4,779	30,362	14,272
Share-based compensation related to Formation Transaction	14,445	—	14,445	—
Transaction and other costs	104,095	1,528	115,173	1,528
Interest expense	15,309	13,028	43,813	38,662
Loss on extinguishment of debt	689	—	689	—
Income tax (benefit) expense	(1,034)	302	(317)	884
Less:
Third-party real estate services, including reimbursements	25,141	8,297	38,881	24,617
Other income	1,158	1,564	3,701	3,938
(Loss) income from unconsolidated real estate ventures	(1,679)	584	(1,365)	(952)
Interest and other (loss) income, net	(379)	749	1,366	2,292
Gain on bargain purchase	27,771	—	27,771	—
Net loss attributable to redeemable noncontrolling interests	8,160	—	2,481	—
Total	79,223	71,747	218,741	209,126
Adjustment (1)	11,315	10,492	45,645	30,762
NOI	90,538	82,239	264,386	239,888
Non-same store NOI (2)	20,266	16,137	59,029	40,792
Same store NOI (3)	$70,272	$66,102	$205,357	$199,096

Growth in same store NOI	6.3%		3.1%
Number of properties	36		36

___________________________________________________

(1)
Adjustment to: (i) include the financial information of the JBG Assets as if the Combination had been completed as of the beginning of the periods presented; (ii) include proportionate share of NOI attributable to unconsolidated real estate ventures; (iii) include other income related to operating properties; (iv) exclude straight-line rent, above/below market lease amortization and lease incentive amortization; and (v) exclude NOI related to non-operating assets.

(2)
Includes the results for properties that were not owned, operated and stabilized for the entirety of both periods being compared and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

(3)
Includes the results of the properties that are owned, operated and stabilized for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Reportable Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Rental revenue:
Office	$99,451	$90,552	$272,270	$262,633
Multifamily	24,945	16,726	65,822	47,625
Other	4,299	5,276	10,274	19,820
Eliminations	(2,644)	942	(4,306)	(2,153)
Total rental revenue	126,051	113,496	344,060	327,925

Rental expense:
Office	40,038	36,876	108,562	104,595
Multifamily	9,748	6,445	24,689	17,657
Other	4,706	4,071	14,150	18,728
Eliminations	(7,664)	(5,643)	(22,082)	(22,181)
Total rental expense	46,828	41,749	125,319	118,799

NOI:
Office	59,413	53,676	163,708	158,038
Multifamily	15,197	10,281	41,133	29,968
Other	(407)	1,205	(3,876)	1,092
Eliminations	5,020	6,585	17,776	20,028
Total NOI	$79,223	$71,747	$218,741	$209,126

Three Months Ended September 30, 2017 compared to September 30, 2016
Office: Rental revenue increased by $8.9 million, or 9.8%, to $99.5 million in 2017 from $90.6 million in 2016. NOI increased by $5.7 million, or 10.7%, to $59.4 million in 2017 from $53.7 million in 2016. The increase in revenue and NOI is primarily due to the Combination.
Multifamily: Rental revenue increased by $8.2 million, or 49.1%, to $24.9 million in 2017 from $16.7 million in 2016. NOI increased by $4.9 million, or 47.8%, to $15.2 million in 2017 from $10.3 million in 2016. The increase in revenue and NOI is primarily due to the Combination and an increase in occupancy and associated rentals at The Bartlett which was placed into service in the second quarter of 2016.
Other: Rental revenue decreased by $1.0 million, or 18.5%, to $4.3 million in 2017 from $5.3 million in 2016. Net operating income (loss) decreased by $1.6 million, or 133.8%, to a loss of $407,000 from income of $1.2 million. The decrease in revenue and net operating income (loss) is primarily due to properties which were taken out of service, including 1700 M Street and 1770 Crystal Drive.
Nine Months Ended September 30, 2017 compared to September 30, 2016
Office: Rental revenue increased by $9.7 million, or 3.7%, to $272.3 million in 2017 from $262.6 million in 2016. NOI increased by $5.7 million, or 3.6%, to $163.7 million in 2017 from $158.0 million in 2016. The increase in revenue and NOI is primarily due to the Combination and higher rents due to rent commencements at 1215 S. Clark St.
Multifamily: Rental revenue increased by $18.2 million, or 38.2%, to $65.8 million in 2017 from $47.6 million in 2016. NOI increased by $11.1 million, or 37.3%, to $41.1 million in 2017 from $30.0 million in 2016. The increase in revenue and NOI is primarily due to the Combination and an increase in occupancy and associated rentals at The Bartlett which was placed into service in the second quarter of 2016.
Other: Rental revenue decreased by $9.5 million, or 48.2%, to $10.3 million in 2017 from $19.8 million in 2016. Net operating income (loss) decreased by $5.0 million, or 454.9%, to a loss of $3.9 million from income of $1.1 million. The decrease in revenue and net operating income (loss) is primarily due to properties which were taken out of service, including 1700 M Street and 1770 Crystal Drive.

Liquidity and Capital Resources
Property rental income is our primary source of operating cash flow and is dependent on a number of factors including occupancy levels and rental rates, as well as our tenants’ ability to pay rent. In addition to our portfolio, we have a third-party real estate services business that provides fee-based real estate services to our real estate ventures, legacy funds formerly organized by JBG ("JBG Legacy Funds") and other third parties. Our assets provide us with a relatively consistent level of cash flow that enables us to pay operating expenses, debt service, recurring capital expenditures, dividends to shareholders and distributions to holders of OP Units. Other sources of liquidity to fund cash requirements include proceeds from financings and asset sales. We anticipate that cash flows from continuing operations over the next 12 months and proceeds from financings and asset sales, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, dividends to shareholders and distributions to holders of OP Units.
Financing Activities
The following is a summary of mortgages payable as of September 30, 2017 and December 31, 2016:

	Weighted Average Interest Rate	Balance as of
	September 30, 2017	September 30, 2017	December 31, 2016
		(In thousands)
Variable rate (1)	2.95%	$1,152,106	$547,291
Fixed rate (2)	4.79%	836,141	620,327
Mortgages payable (3)		1,988,247	1,167,618
Unamortized deferred financing costs and premium/discount, net		(10,573)	(2,604)
Mortgages payable, net		$1,977,674	$1,165,014
Payable to former parent (4)	—	$—	$283,232
__________________________

(1)	Includes variable rate mortgages payable with interest rate caps.

(2)	Includes variable rate mortgages payable with interest rates effectively fixed pursuant to rate swaps.

(3)	Includes mortgages payable assumed as part of the Combination. See Note 3 to the financial statements for additional information.

(4)
In June 2016, the mortgage loan for the Bowen Building was repaid with proceeds of a $115.6 million draw on our former parent's revolving credit facility collateralized by an interest in the property, and, accordingly, was reflected as a component of "Payable to former parent" on the combined balance sheets as of December 31, 2016. We repaid the loan with amounts drawn under our revolving credit facility collateralized by a mortgage on the property.

As of September 30, 2017, the net carrying value of real estate collateralizing our mortgages payable totaled $3.9 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of September 30, 2017, we were in compliance with all debt covenants.
As part of the Combination, we assumed mortgages payable with an aggregate principal balance of $768.5 million. During the three months ended September 30, 2017, we repaid mortgages payable with an aggregate principal balance of $181.7 million, which includes mortgages payable totaling $63.7 million assumed in the Combination. We recognized losses on extinguishment of debt in conjunction with these repayments of $689,000 for the three and nine months ended September 30, 2017.
On July 18, 2017, we entered into a $1.4 billion credit facility, consisting of a $1.0 billion revolving credit facility maturing in July 2021, with two six-month extension options, a delayed draw $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023 and a delayed draw $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. The interest rate for the credit facility varies based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets and ranges (a) in the case of the revolving credit facility, from LIBOR plus 1.10% to LIBOR plus 1.50%, (b) in the case of the Tranche A-1 Term Loan, from LIBOR plus 1.20% to LIBOR plus 1.70% and (c) in the case of the Tranche A-2 Term Loan, from LIBOR plus 1.55% to LIBOR plus 2.35%.
On July 18, 2017, in connection with the Combination, we drew $115.8 million on the revolving credit facility and $50.0 million under the Tranche A-1 Term Loan. In connection with the execution of the credit facility, we incurred $11.2 million in fees and expenses.

The following is a summary of amounts outstanding under the credit facility as of September 30, 2017:

	Interest Rate	Balance as of
	September 30, 2017	September 30, 2017
		(In thousands)
Revolving credit facility (1)	2.34%	$115,751

Tranche A-1 Term Loan	2.44%	$50,000
Unamortized deferred financing costs, net		(3,611)
Unsecured term loan, net		$46,389
__________________________

(1)	As of September 30, 2017, letters of credit with an aggregate face amount of $5.2 million were provided under our revolving credit facility.
Long-term Liquidity Requirements
Our long-term capital requirements consist primarily of maturities under our credit facility and mortgage loans, construction commitments for development and redevelopment projects and costs related to growing our business, including acquisitions. We intend to fund these requirements through a combination of sources including debt proceeds, proceeds from asset recapitalizations and sales, capital from institutional partners that desire to form real estate venture relationships with us and available cash.
Contractual Obligations and Commitments

Below is a summary of our contractual obligations and commitments as of September 30, 2017:

	Total	2017	2018	2019	2020	2021	2022	Thereafter
Contractual cash obligations (principal and interest):	(In thousands)
Debt obligations (1)	$2,480,892	$23,597	$464,528	$294,361	$276,060	$261,943	$371,899	$788,504
Operating leases (2)	914,903	1,974	8,391	8,170	7,825	7,496	6,580	874,467
Capital lease obligation	15,767	235	953	972	992	1,011	1,032	10,572
Total contractual cash obligations (3)	$3,411,562	$25,806	$473,872	$303,503	$284,877	$270,450	$379,511	$1,673,543
_________________

(1)	Excludes our proportionate share of unconsolidated real estate venture indebtedness. See further information in Off-Balance Sheet Arrangements section below.

(2)	Includes ground leases.

(3)
Excludes obligations related to construction or development contracts, since payments are only due upon satisfactory performance under the contracts. See Commitments and Contingencies section below for further information.

As of September 30, 2017, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $50.6 million, which we anticipate will be primarily expended over the next two to three years.
On November 9, 2017, after completion of the period covered by this Quarterly Report on Form 10-Q, our Board of Trustees declared a quarterly dividend of $0.225 per common share, payable on November 30, 2017 to shareholders of record on November 20, 2017.
See Note 18 to the financial statements for additional information about events occurring after September 30, 2017.

Summary of Cash Flows
The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Nine Months Ended September 30,
	2017	2016	Change
	(In thousands)
Net cash provided by operating activities	$23,393	$101,383	$(77,990)
Net cash provided by (used in) investing activities	88,184	(204,105)	292,289
Net cash provided by financing activities	227,319	63,040	164,279
Cash Flows for the Nine Months Ended September 30, 2017
Cash and cash equivalents were $367.9 million at September 30, 2017, compared to $29.0 million at December 31, 2016, an increase of $338.9 million. This increase resulted from $23.4 million of net cash provided by operating activities, $88.2 million of net cash used in investing activities and $227.3 million of net cash provided by financing activities. Our outstanding debt was $2.1 billion at September 30, 2017, a $974.8 million increase from the balance at December 31, 2016.
Net cash provided by operating activities of $23.4 million comprised: (i) net loss of $60.3 million, (ii) $110.7 million of non-cash items, which include depreciation and amortization, deferred rent, equity in loss from unconsolidated real estate ventures, amortization of above- and below-market lease intangibles, unrealized gains on interest rate swaps and bad debt expense, (iii) share-based compensation of $17.2 million, (iv) return on capital from unconsolidated real estate ventures of $1.1 million, and (v) $689,000 loss on the extinguishment of debt, partially offset by (vi) $27.8 million gain on bargain purchase and (vii) the net change in operating assets and liabilities of $18.2 million.
Net cash provided by investing activities of $88.2 million primarily comprised: (i) $83.9 million net cash consideration received in connection with the Combination, (ii) $75.0 million proceeds from repayment of a receivable by our former parent and (iii) $50.9 million repayment of notes receivable, partially offset by $115.9 million of development costs, construction in progress and real estate additions.
Net cash provided by financing activities of $227.3 million comprised: (i) $407.8 million of proceeds from borrowings related to the credit facility and The Bartlett and (ii) $160.2 million of contributions from our former parent, net, partially offset by (iii) $192.7 million for the repayments of borrowings, (iv) $115.6 million repayment of borrowings by our former parent, (v) $17.8 million capital lease payments and (vi) $18.7 million of debt issuance costs.
Cash Flows for the Nine Months Ended September 30, 2016
Cash and cash equivalents were $35.3 million at September 30, 2016, compared to $75.0 million at December 31, 2015, a decrease of $39.7 million. This decrease resulted from $204.1 million of net cash used in investing activities, partially offset by $101.4 million of net cash provided by operating activities and $63.0 million of net cash provided by financing activities.
Net cash provided by operating activities of $101.4 million comprised: (i) net income of $49.3 million, (ii) $92.4 million of non-cash adjustments, which include depreciation and amortization, loss from unconsolidated real estate ventures, deferred rent and accretion of below-market lease intangibles and (iii) distributions of income from unconsolidated real estate ventures of $1.0 million, partially offset by (iv) the net change in operating assets and liabilities of $45.5 million.
Net cash used in investing activities of $204.1 million comprised: (i) $185.4 million of development costs, construction in progress and real estate additions, (ii) $20.0 million of investments in and advances to unconsolidated real estate ventures and (iii) $1.9 million of other investments, partially offset by (iv) a decrease of $3.2 million in restricted cash.
Net cash provided by financing activities of $63.0 million primarily comprised : (i) $39.0 million of proceeds from borrowings from our former parent and (ii) $33.0 million of net contributions from our former parent, partially offset by (iii) $8.9 million for the repayments of borrowings.

Off-Balance Sheet Arrangements
Unconsolidated Real Estate Ventures
We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.
As of September 30, 2017, we have investments in and advances to unconsolidated real estate ventures totaling $285.0 million. For the majority of these investments, we exercise significant influence over, but do not control these entities and therefore account for these investments using the equity method of accounting. For a more complete description of our joint ventures, see Note 5 to the financial statements.
From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (1) guarantee portions of the principal, interest and other amounts in connection with their borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with their borrowings and (3) provide guarantees to lenders and other third parties for the completion of development projects. We customarily have agreements with our outside partners whereby the partners agree to reimburse the joint venture or us for their share of any payments made under certain of these guarantees. Amounts that may be required to be paid in future periods in relation to budget overruns or operating losses that are also included in some of our guarantees are not estimable. Guarantees (excluding environmental) terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. At times, we have agreements with our outside partners whereby we agree to reimburse our partner for their share of any payments made by them under certain guarantees. As of September 30, 2017, the aggregate amount of our principal payment guarantees was approximately $63.8 million for our unconsolidated real estate ventures.
As of September 30, 2017, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $50.6 million, which we anticipate will be primarily expended over the next two to three years.
Reconsideration events could cause us to consolidate these unconsolidated real estate ventures and partnerships in the future. We evaluate reconsideration events as we become aware of them. Some triggers to be considered are additional contributions required by each partner and each partners’ ability to make those contributions. Under certain of these circumstances, we may purchase our partner’s interest. Our unconsolidated real estate ventures are held in entities which appear sufficiently stable to meet their capital requirements; however, if market conditions worsen and our partners are unable to meet their commitments, there is a possibility we may have to consolidate these entities.

Commitments and Contingencies
Insurance
We maintain general liability insurance with limits of $200.0 million per occurrence and in the aggregate, and property and rental value insurance coverage with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of our properties. We also maintain coverage for terrorist acts with limits of $2.0 billion per occurrence and in the aggregate, and $2.0 billion per occurrence and in the aggregate for nuclear, biological, chemical and radiological terrorism events, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020. Insurance premiums are charged directly to each of the properties.
We will continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism. We cannot anticipate what coverage will be available on commercially reasonable terms in the future. We are responsible for deductibles and losses in excess of the insurance coverage, which could be material.
Our debt, consisting of mortgage loans secured by our properties, revolving credit facility and unsecured term loans contain customary covenants requiring adequate insurance coverage. Although we believe that we currently have adequate insurance coverage, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. If lenders insist on greater coverage than we are able to obtain, it could adversely affect the ability to finance or refinance our properties.

Construction Commitments
As of September 30, 2017, we have construction in progress that will require an additional $707.8 million to complete ($611.1 million related to our consolidated entities and $96.7 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, and available cash.
Other
There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
As of September 30, 2017, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $50.6 million, which we anticipate will be primarily expended over the next two to three years.
Inflation

Substantially all of our office and retail leases contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates or reimbursable expenses during the terms of the lease either at (i) fixed rates, (ii) indexed escalations (based on the Consumer Price Index of other measures) or (iii) the lesser of a fixed rate or an indexed escalation. We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions or when the increases provided by the escalation provisions are less than inflation. In addition, most of our office and retail leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above. Our majority multifamily properties are subject to one-year leases, which provide us with the opportunity to adjust rental rates annually and mitigate the impact of inflation. We do not believe inflation has had a material impact on our historical financial position or results of operations.

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

	2017			2016
(Amounts in thousands)	September 30,	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31,	Weighted Average Interest Rate
	Balance			Balance
Consolidated debt (contractual balances):
Mortgages payable
Variable rate (1)	$1,152,106	2.95%	$11,681	$547,291	2.11%
Fixed rate (2)	836,141	4.79%	—	620,327	5.52%
	$1,988,247		$11,681	$1,167,618
Credit facility (variable rate):
Revolving credit facility	$115,751	2.34%	$1,174	—	—
Tranche A-1 Term Loan	50,000	2.44%	$507	—	—

Pro rata share of debt of unconsolidated entities (contractual balances):
Variable rate (1)	$159,169	4.08%	$1,614	$17,050	1.87%
Fixed rate (2)	230,541	3.90%	—	150,150	3.65%
	$389,710		$1,614	$167,200
_________________

(1)	Includes variable rate mortgages payable with interest rate caps.

(2)	Includes variable rate mortgages payable with interest rates effectively fixed pursuant interest rate swaps.

The fair value of our consolidated debt is calculated by discounting the future contractual cash flows of these instruments using current risk‑adjusted rates available to borrowers with similar credit profiles based on market sources. As of September 30, 2017 and December 31, 2016, the estimated fair value of our debt was $2.1 billion and $1.2 billion, respectively. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.
Hedging Activities
To manage, or hedge, our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative instruments for speculative purposes. Derivative financial instruments, consisting of interest rate swaps and caps, are considered economic hedges, but not designated as accounting hedges, and are carried at their estimated fair value on a recurring basis with realized and unrealized gains recorded into earnings in the period in which the change occurs.
As of September 30, 2017, we had various interest rate swap and cap agreements assumed in the Combination. As of September 30, 2017, the fair value of our interest rate swaps and caps consisted of liabilities totaling $703,000 included in "Accounts payable and accrued expenses" in our balance sheet.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level such that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS
We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A.   RISK FACTORS
There were no material changes to the Risk Factors disclosed in our Information Statement on Form 10, as amended, filed with the SEC on June 20, 2017.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.   OTHER INFORMATION
None.

ITEM 6.   EXHIBITS

(a)	Exhibits

Exhibits	Description

2.1
Amendment to Master Transaction Agreement, dated as of July 17, 2017, by and among Vornado Realty Trust, Vornado Realty L.P., JBG Properties, Inc., JBG/Operating Partners, L.P., certain affiliates of JBG Properties Inc. and JBG/Operating Partners set forth on Schedule A thereto, JBG SMITH Properties and JBG SMITH Properties LP (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on July 21, 2017).

2.2
Separation and Distribution Agreement, dated as of July 17, 2017, by and among Vornado Realty Trust, Vornado Realty L.P., JBG SMITH Properties and JBG SMITH Properties LP (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K, filed on July 21, 2017).

2.3
Agreement and Plan of Merger, dated as of July 17, 2017, by and between JBG/Fund VI Transferred, L.L.C. and JBGS/Fund VI OP Mergerco, L.L.C. (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K, filed on July 21, 2017).

2.4
Agreement and Plan of Merger, dated as of July 17, 2017, by and between JBG/Fund VII Transferred, L.L.C. and JBGS/Fund VII OP Mergerco, L.L.C. (incorporated by reference to Exhibit 2.4 to our Current Report on Form 8-K, filed on July 21, 2017).

2.5
Agreement and Plan of Merger, dated as of July 17, 2017, by and between JBG/Fund IX Transferred, L.L.C. and JBGS/Fund IX OP Mergerco, L.L.C. (incorporated by reference to Exhibit 2.5 to our Current Report on Form 8-K, filed on July 21, 2017).

2.6
Contribution and Assignment Agreement, dated as of July 18, 2017, by and between JBG SMITH Properties LP and JBG/Fund VIII Legacy, L.L.C. (incorporated by reference to Exhibit 2.6 to our Current Report on Form 8-K, filed on July 21, 2017).

2.7
Contribution and Assignment Agreement, dated as of July 18, 2017, by and between JBG SMITH Properties LP and JBG/UDM Legacy, L.L.C. (incorporated by reference to Exhibit 2.7 to our Current Report on Form 8-K, filed on July 21, 2017).

2.8
Agreement and Plan of Merger, dated as of July 17, 2017, by and between JBG/Operating Partners, L.P. and JBGS/OP Mergerco, L.L.C. (incorporated by reference to Exhibit 2.8 to our Current Report on Form 8-K, filed on July 21, 2017).

2.9
Contribution and Assignment Agreement, dated as of July 18, 2017, by and between JBG Properties, Inc. and JBG SMITH Properties LP (incorporated by reference to Exhibit 2.9 to our Current Report on Form 8-K, filed on July 21, 2017).

3.1	Declaration of Trust of JBG SMITH Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 21, 2017).

3.2	Amended and Restated Bylaws of JBG SMITH Properties (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on July 21, 2017).

10.1
Tax Matters Agreement, dated as of July 17, 2017, by and between Vornado Realty Trust and JBG SMITH Properties (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 21, 2017).

10.2
Employee Matters Agreement, dated as of July 17, 2017, by and between Vornado Realty Trust, Vornado Realty L.P., JBG SMITH Properties and JBG SMITH Properties LP (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 21, 2017).

10.3
Transition Services Agreement, dated as of July 17, 2017, by and between Vornado Realty Trust and JBG SMITH Properties (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 21, 2017).

10.4
Credit Agreement, dated as of July 18, 2017, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on July 21, 2017).

10.5
Registration Rights Agreement, dated as of July 18, 2017, by and among JBG SMITH Properties and the holders listed on Schedule I thereto (for holders of common shares of JBG SMITH Properties received in the combination) (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on July 21, 2017).

10.6
Registration Rights Agreement, dated as of July 18, 2017, by and among JBG SMITH Properties and the holders listed on Schedule I thereto (for holders of OP Units of JBG SMITH LP received in the combination) (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on July 21, 2017).

Exhibits	Description
10.7	Form of JBG SMITH Properties Unit Issuance Agreement (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on July 21, 2017).

10.8
JBG SMITH Properties Non-Employee Trustee Unit Issuance Agreement, dated July 18, 2017, by and among, JBG SMITH Properties, JBG SMITH Properties LP, Michael J. Glosserman and Glosserman Family JBG Operating, L.L.C. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on July 21, 2017).

10.9	JBG SMITH Properties 2017 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed on July 21, 2017).

10.10	JBG SMITH Properties 2017 Omnibus Share Plan (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, filed on July 21, 2017).

10.11
Employment Agreement, dated as of July 17, 2017, by and between JBG SMITH Properties and Stephen W. Theriot (incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K, filed on July 21, 2017).

10.12
Form of Indemnification Agreement between JBG SMITH Properties and each of its trustees and executive officers (incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K, filed on July 21, 2017).

10.13
First Amended and Restated Limited Partnership Agreement of JBG SMITH Properties LP, dated as of July 17, 2017 (incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K, filed on July 21, 2017).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBG SMITH Properties

Date:	November 13, 2017	/s/ Stephen W. Theriot
Stephen W. Theriot
Chief Financial Officer
(Principal Financial and Accounting Officer)