Form 10-K
period 2017-12-31
JBG SMITH Properties
filed 2018-03-12
CIK 1689796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-37994
JBG SMITH PROPERTIES
________________________________________________________________________________
(Exact name of Registrant as specified in its charter)

Maryland	81‑4307010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4445 Willard Avenue, Suite 400 Chevy Chase, MD	20815
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (240) 333‑3600
_______________________________

Securities registered pursuant to Section 12(b) of the Act:
Common Shares, par value $0.01 per share	New York Stock Exchange
(Title of each class)	(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
_______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The registrant was a wholly owned subsidiary of another company prior to July 18, 2017. Accordingly, there was no public market for the registrant’s common shares as of June 30, 2017, the last day of the registrant’s most recently completed second quarter.
As of March 5, 2018, JBG SMITH Properties had 117,954,877 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from certain portions of the registrant's definitive proxy statement for its 2018 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

JBG SMITH PROPERTIES
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2017

PART I

ITEM 1. BUSINESS
The Company
JBG SMITH Properties ("JBG SMITH") is a real estate investment trust ("REIT") that owns, operates, invests in and develops real estate assets concentrated in leading urban infill submarkets in and around Washington, DC. We own and operate a portfolio of high-quality office and multifamily assets, many of which are amenitized with ancillary retail. In addition, we have a third-party real estate services business that provides fee-based real estate services to the legacy funds formerly organized by The JBG Companies ("JBG Legacy Funds") and other third parties. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures.
As of December 31, 2017, our Operating Portfolio consists of 69 operating assets comprising 51 office assets totaling over 13.7 million square feet (11.8 million square feet at our share), 14 multifamily assets totaling 6,016 units (4,232 units at our share) and four other assets totaling approximately 765,000 square feet (348,000 square feet at our share). Additionally, we have: (i) ten assets under construction comprising four office assets totaling approximately 1.3 million square feet (1.2 million square feet at our share), five multifamily assets totaling 1,767 units (1,568 units at our share) and one other asset totaling approximately 41,100 square feet (4,100 square feet at our share); and (ii) 43 future development assets totaling approximately 21.4 million square feet (17.9 million square feet at our share) of estimated potential development density. We present combined portfolio operating data that aggregates assets that we consolidate in our financial statements and assets in which we own an interest, but do not consolidate in our financial results. For more information regarding our assets, see Item 2 "Properties".
We define "square feet" or "SF" as the amount of rentable square feet of a property that can be rented to tenants, defined as (i) for office and other assets, rentable square footage defined in the current lease and for vacant space the rentable square footage defined in the previous lease for that space, (ii) for multifamily assets, management’s estimate of approximate rentable square feet, (iii) for the assets under construction and the near-term development assets, management’s estimate of approximate rentable square feet based on current design plans as of December 31, 2017, or (iv) for the future development assets, management’s estimate of developable gross square feet based on its current business plans with respect to real estate owned or controlled as of December 31, 2017. "Metro" is the public transportation network serving the Washington, DC metropolitan area operated by the Washington Metropolitan Area Transit Authority, and we consider "Metro-served" to be locations, submarkets or assets that are generally nearby and within walking distance of a Metro station, defined as being within 0.5 miles of an existing or planned Metro station.
Corporate Structure and Formation Transaction
JBG SMITH was organized by Vornado Realty Trust ("Vornado" or "former parent") as a Maryland REIT on October 27, 2016 (capitalized on November 22, 2016). JBG SMITH was formed for the purpose of receiving, via the spin-off on July 17, 2017 (the "Separation"), substantially all of the assets and liabilities of Vornado’s Washington, DC segment, which operated as Vornado / Charles E. Smith, (the "Vornado Included Assets"). On July 18, 2017, JBG SMITH acquired the management business and certain assets and liabilities (the "JBG Assets") of The JBG Companies ("JBG") (the "Combination"). The Separation and the Combination are collectively referred to as the "Formation Transaction." Unless the context otherwise requires, all references to "we," "us," and "our," refer to the Vornado Included Assets (our predecessor and accounting acquirer) for periods prior to the Separation and to JBG SMITH for periods after the Separation. Substantially all of our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership.
Our Strategy
Our mission is to own and operate a high-quality portfolio of Metro-served, urban-infill office, multifamily and retail assets concentrated in downtown Washington, DC, our nation’s capital, and other leading urban infill submarkets with proximity to downtown Washington, DC and to grow this portfolio through value-added development and acquisitions. We have significant expertise across multiple product types and consider office, multifamily and retail to be our core asset classes. We believe we are known for our creative deal-making and capital allocation skills and for our development and value creation expertise across our core product types.
One of our approaches to value creation uses a series of complementary disciplines through a process that we call "Placemaking." Placemaking involves strategically mixing high-quality multifamily and commercial buildings with anchor, specialty and neighborhood retail in a high density, thoughtfully planned and designed public space. Through this process, we are able to create synergies, and thus value, across those varied uses and create unique, amenity-rich, walkable neighborhoods that are desirable and enhance significant tenant and investor demand. We believe that our Placemaking approach will increase occupancy and rental rates in our portfolio, particularly with respect to our concentrated and extensive land and building holdings in Crystal City. Crystal

City’s attractive attributes as an urban-infill location with close proximity to downtown Washington, DC, access to Metro and other key transportation infrastructure and strong surrounding demographics serve as a solid foundation upon which to build the mix of uses and amenities that today’s tenants demand. We believe that the application of our Placemaking approach will allow us to increase Crystal City’s attractiveness to potential tenants and create significant value for our shareholders. Our strategy in Crystal City focuses on creating a 24-hour environment with an active retail heart through the delivery of additional anchor and small store retail and the introduction of a greater mix of uses, including new multifamily and the conversion of certain out-of-service office buildings to multifamily. These elements, combined with thoughtfully planned streetscapes and public spaces, are all critical to the creation of a dynamic place that we believe will help increase occupancy and rental rates throughout the submarket over time. Importantly, the broader benefits of this repositioning should be achievable without the need to invest significant capital in repositioning all our holdings in the submarket.
Our primary business objectives are to maximize cash flow and generate strong risk-adjusted returns for our shareholders. We intend to pursue these objectives through the following strategies:
Focus on High-Quality Mixed-Use Assets in Metro-Served Submarkets in the Washington, DC Metropolitan Area. We intend to continue our longstanding strategy of owning and operating assets within urban-infill, Metro-served submarkets in the Washington, DC metropolitan area with high barriers to entry and key urban amenities, including being within walking distance of the Metro. These submarkets, which include the District of Columbia; Crystal City and Pentagon City, the Rosslyn-Ballston Corridor, Reston and Alexandria in Virginia; and Bethesda, Silver Spring and the Rockville Pike Corridor in Maryland, generally feature strong economic and demographic attributes, as well as a superior transportation infrastructure that caters to the preferences of our office, multifamily and retail tenants. We believe these positive attributes will allow our assets located in these submarkets to outperform the Washington, DC metropolitan area as a whole.
Realize Contractual Embedded Growth. We believe there are substantial near-term growth opportunities embedded in our existing Operating Portfolio, many of which are contractual in nature, including the burn-off of free rent, contractual rent escalators in our non-GSA office and retail leases based on increases in CPI or a fixed percentage, and the commencement of signed but not yet commenced leases. "GSA" refers to the General Services Administration, which is the independent federal government agency that manages real estate procurement for the federal government and federal agencies.
Drive Incremental Growth Through Lease-up of Our Assets. We believe that we are well-positioned to achieve significant internal growth through lease-up of the vacant space in our Operating Portfolio, including certain recently developed assets, given our leasing capabilities and the tenant demand for high-quality space in our submarkets. As of December 31, 2017, we had 51 operating office assets totaling over 13.7 million square feet (11.8 million square feet at our share), which were 88.0% leased at our share, resulting in approximately 1.4 million square feet available for lease.
Deliver Our Assets Under Construction. As of December 31, 2017, we had ten high-quality assets under construction in which we expect to make an estimated incremental investment of $766.0 million at our share. Our assets under construction consist of over 1.3 million square feet (1.2 million square feet at our share) of office space and 1,767 units (1,568 units at our share) of multifamily, all of which are Metro-served. We believe these projects provide significant potential for value creation. As of December 31, 2017, 62.1% (61.8% at our share) of our office assets under construction were pre-leased. We define "estimated incremental investment" to mean management’s estimate of the remaining cost to be incurred in connection with the development of an asset as of December 31, 2017, including all remaining acquisition costs, hard costs, soft costs, tenant improvements, leasing costs and other similar costs to develop and stabilize the asset but excluding any financing costs, ground rent expenses and capitalized payroll costs.
Develop Our Significant Future Development Pipeline. We have a significant pipeline of opportunities for value creation through ground-up development, with the goal of producing favorable risk-adjusted returns on invested capital. We expect to be active in developing these opportunities while maintaining prudent leverage levels. We have a future development pipeline consisting of 43 assets. We estimate our future development pipeline can support over 21.4 million square feet (17.9 million square feet at our share) of estimated potential development density, with 96.5% of this potential development density being Metro-served based on our share of estimated potential development density. The estimated potential development densities and uses reflect our current business plans as of December 31, 2017 and are subject to change based on market conditions. We characterize our future development pipeline as our assets that are development opportunities on which we do not intend to commence construction within 18 months of December 31, 2017 where we (i) own land or control the land through a ground lease or (ii) are under a long-term conditional contract to purchase or enter into a leasehold interest with respect to land.
Our future development pipeline includes eight parcels attached to assets in our Operating Portfolio that would require a redevelopment of approximately 341,000 office and/or retail square feet (207,000 square feet at our share) and 316 multifamily units (177 units at our share), which generated $2.9 million of net operating income ("NOI") for the year ended December 31,

2017, in order to access approximately 4.7 million square feet (3.1 million square feet at our share) of total estimated potential development density.
Redevelop and Reposition Our Assets. We evaluate our portfolio on an ongoing basis to identify value-creating redevelopment and renovation opportunities, including the addition of amenities, unit renovations and building and landscaping enhancements. We intend to seek to increase occupancy and rents, improve tenant quality and enhance cash flow and value by completing the redevelopment and repositioning of certain of our assets, including the use of our Placemaking process. This approach is facilitated by our extensive proprietary research platform and deep understanding of submarket dynamics. We believe there will be significant opportunities to apply our Placemaking process across our portfolio.
Pursue Attractive Acquisition Opportunities. We are well known in the brokerage community and have deep relationships with the most active brokers and sellers in the Washington, DC market. In addition, we believe we have developed a reputation for fair dealing, performance and creative deal-making, making us a preferred counterparty among market participants. We believe that our longstanding market relationships, reputation and expertise will continue to provide us with access to a pipeline of deals that are often compelling, off-market opportunities. We will continue to pursue acquisition opportunities with a disciplined approach and will place an emphasis on well-located, public transit-oriented assets in improving neighborhoods that have strong prospects for growth and where we believe that we can increase value through increasing occupancy and rental rates, re-marketing tenant space, enhancing public spaces, employing Placemaking strategies and improving building management.
Third-Party Services Business
Our third-party asset management and real estate services platform provides fee-based real estate services to the JBG Legacy Funds and other third-parties. Although a significant portion of our real estate ventures' assets and interests in assets formerly owned by certain of the JBG Legacy Funds were contributed to us in the Combination, the JBG Legacy Funds retained certain assets that are not consistent with our long-term business strategy, which were generally categorized as (i) condominium and townhome assets, (ii) hotels, (iii) assets that were likely to be sold by the JBG Legacy Funds in the near term as of the time of the Combination, (iv) assets located outside of our core markets or that are not Metro-served, (v) noncontrolling real estate venture interests and (vi) single-tenant leased GSA assets that are encumbered with long-term, hyper-amortizing bond financing that is not consistent with our financing strategy. With respect to the JBG Legacy Funds and for most assets that we hold through real estate ventures, we will continue to provide the same asset management, property management, construction management, leasing and other services that were provided prior to the Combination by the management business that we acquired in the Combination. We do not intend to raise any future investment funds, and the JBG Legacy Funds will be managed and liquidated over time. We expect to continue to earn fees from these funds as they are wound down, as well as from any real estate venture arrangements currently in place and any new real estate venture arrangements entered into in the future. Certain individual members of our management team own direct equity co-investment and promote interests in the JBG Legacy Funds that were not contributed to us. As the JBG Legacy Funds are wound down over time, these economic interests will decrease and be eventually eliminated.
We believe that the fees we earn in connection with providing these services will enhance our overall returns, provide additional scale and efficiency in our operating, development and acquisition businesses and generate capital which we can use to absorb overhead and other administrative costs of the platform. This scale provides competitive advantages, including market knowledge, buying power and operating efficiencies across all product types. We also believe that our existing relationships arising out of our third-party asset management and real estate services business will continue to provide potential capital and new investment opportunities.
Competition

The commercial real estate markets in which we operate are highly competitive. We compete with numerous acquirers, developers, owners and operators of commercial real estate including other REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships and individual investors, many of which own or may seek to acquire or develop assets similar to ours in the same markets in which our assets are located. These competitors may have greater financial resources or access to capital than we do or be willing to acquire assets in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue. Leasing is a major component of our business and is highly competitive. The principal means of competition in leasing are lease terms (including rent charged and tenant improvement allowances), location, services provided and the nature and condition of the asset to be leased. If our competitors offer space at rental rates below current market rates, below the rental rates we currently charge our tenants, in better locations within our markets, in higher quality assets or offer better services, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge to retain tenants when our tenants’ leases expire.

Seasonality
Our revenues and expenses are, to some extent, subject to seasonality during the year, which impacts quarterly net earnings, cash flows and funds from operations that affects the sequential comparison of our results in individual quarters over time. We have historically experienced higher utility costs in the first and third quarters of the year.
Segment Data
We operate in the following business segments: office, multifamily and third-party real estate services. Financial information related to these business segments for each of the three years in the period ended December 31, 2017 is set forth in Note 16 - Segment Information to our consolidated and combined financial statements included herein.
Tax Status
We intend to elect to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under those sections, a REIT which distributes at least 90% of its REIT taxable income as dividends to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Prior to the Separation, Vornado operated as a REIT and distributed 100% of taxable income to its shareholders, accordingly, no provision for federal income taxes has been made in the accompanying financial statements for the periods prior to the Separation. We intend to adhere to these requirements and maintain our REIT status in future periods.

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
We also participate in the activities conducted by subsidiary entities which have elected to be treated as taxable REIT subsidiaries ("TRS") under the Code. As such, we are subject to federal, state, and local taxes on the income from these activities. Income taxes attributable to our TRSs are accounted for under the asset and liability method. Under the asset and liability method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.
Significant Tenants
Only the U.S. federal government accounted for 10% or more of our rental revenue, which consists of property rentals and tenant reimbursements, during each of the three years in the period ended December 31, 2017 as follows:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Rental revenue from the U.S. federal government	$92,192	$103,864	$102,951
Percentage of office segment rental revenue	24.5%	29.6%	29.7%
Percentage of total rental revenue	19.4%	23.6%	23.9%
Environmental Matters
Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of our assets, we may be potentially liable for such costs. The operations of current and former tenants at our assets have involved, or may have involved, the use of hazardous materials or generated hazardous wastes. The release of such hazardous materials and wastes could result in us incurring liabilities to remediate any resulting contamination if the responsible party is unable or unwilling to do so. In addition, our assets are exposed to the risk of contamination originating from other sources. While a property owner may not be responsible for remediating contamination that has migrated onsite from an identifiable and viable offsite source, the contaminant’s presence can have adverse effects on operations and the redevelopment of our assets.

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks, and the preparation and issuance of a written report. Soil and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. They may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions.
Each of our properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us.
Employees
Our headquarters are located at 4445 Willard Avenue, Suite 400, Chevy Chase, MD 20815. As of December 31, 2017, we had 1,020 employees.
Available Information
Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge through our website (www.JBGSMITH.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Also available on our website are copies of our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website. Copies of these documents are also available directly from us free of charge. Our website also includes other financial information, including certain financial measures not in compliance with accounting principles generally accepted in the United States ("GAAP"), none of which is a part of this Annual Report on Form 10-K. Copies of our filings under the Securities Exchange Act of 1934 are also available free of charge from us, upon request.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks in evaluating our company and our common shares. If any of the following risks were to occur, our business, prospects, financial condition, results of operations, cash flow and the ability to make distributions to our shareholders could be materially and adversely affected, which we refer herein collectively as a "material adverse effect on us," the per share trading price of our common shares could decline significantly, and you could lose all or a part of your investment. Some statements in this Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Refer to the section entitled "Cautionary Statement Concerning Forward-Looking Statements" for additional information regarding these forward-looking statements.

Risks Related to Our Business and Operations

Our portfolio of assets is geographically concentrated in the Washington, DC metropolitan area and in particular submarkets therein, which makes us susceptible to regional and local adverse economic and other conditions such that an economic downturn affecting this area could have a material adverse effect on us.

All of our assets are located in the Washington, DC metropolitan area. As a result, we are particularly susceptible to adverse economic or other conditions in this market (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters (including earthquakes, floods, storms and hurricanes), potentially adverse effects of "global warming" and other disruptions that occur in this market (such as terrorist activity or threats of terrorist activity and other events), any of which may have a greater impact on the value of our assets or on our operating results than if we owned a more geographically diverse portfolio. This market experienced an economic downturn in recent years. A similar or worse economic downturn in the future could have a material adverse effect on us. We cannot assure you that this market will grow or that underlying real estate fundamentals will be favorable to our asset classes or future development.

Moreover, the same risks that apply to the Washington, DC metropolitan area as a whole also apply to the individual submarkets where our assets are located. Any adverse economic or other conditions in the Washington, DC metropolitan area, our submarkets or any decrease in demand for office, multifamily or retail assets could have a material adverse effect on us.

Our assets and the property development market in the Washington, DC metropolitan area are dependent on a metropolitan economy that is heavily reliant on federal government spending, and any actual or anticipated curtailment of such spending could have a material adverse effect on us.

The real estate and property development market in the Washington, DC metropolitan area is heavily dependent upon actual and anticipated federal government spending, and the professional services and other industries that support the federal government. Any actual or anticipated curtailment of federal government spending, whether due to an actual or potential change of presidential administration or control of Congress, anticipation of federal government sequestrations, furloughs or shutdowns, a slowdown of the U.S. and/or global economy or other factors, could have an adverse impact on real estate values and property development in the Washington, DC metropolitan area, on demand and willingness to enter into long-term contracts for office space by the federal government and companies dependent upon the federal government, as well as on occupancy rates and annualized rents of multifamily and retail assets by occupants or patrons whose employment is by or related to the federal government. For example, sequestration, which mainly impacted government contractors and federal government agencies, resulted in a large decrease in federal government spending, and the implementation of BRAC (Base Realignment and Closure), which shifted Department of Defense real estate from leased space to owned bases, contributed to 5.2 million square feet of occupancy losses in the Washington, DC metropolitan area from 2012 through 2014, mainly in Northern Virginia. Similar curtailments in federal spending or changes in federal leasing policy could occur in the future, which could have a material adverse effect on us.

We derive a significant portion of our revenues from U.S. federal government tenants.

In the year ended December 31, 2017, approximately 24.5% of the rental revenue from our office segment was generated by rentals to federal government tenants and federal government tenants historically have been a significant source of new leasing for us. The occurrence of events that have a negative impact on the demand for federal government office space, such as a decrease in federal government payrolls or a change in policy that prevents governmental tenants from renting our office space, would have a much larger adverse effect on our revenues than a corresponding occurrence affecting other categories of tenants. If demand for federal government office space were to decline, it would be more difficult for us to lease our buildings and could reduce overall market demand and corresponding rental rates, all of which could have a material adverse effect on us.

We may face additional risks and costs associated with directly managing assets occupied by government tenants.

As of December 31, 2017, we owned 27 assets in which some or all of the tenants were federal government agencies. Lease agreements with these federal government agencies contain provisions required by federal law, which require, among other things, that the lessor of the property, agree to comply with certain rules and regulations, including rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data, and certain provisions intending to assist small businesses. Through one of our wholly owned subsidiaries, we directly manage assets with federal government agency tenants and, therefore, we are subject to additional risks associated with compliance with all applicable federal rules and regulations. In addition, there are certain additional requirements relating to the potential application of equal opportunity provisions and the related requirement to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether these requirements apply to a company that is affiliated with the actual government contractor (the legal entity that is the lessor under a lease with a federal government agency) include whether such company and the government contractor are under common ownership, have common management, and are under common control. We own the entity that is the government contractor and the property manager, increasing the risk that requirements of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and requirements to prepare affirmative action plans pursuant to the applicable executive order may be determined to be applicable to us. Compliance with these regulations is costly and any increase in regulation could increase our costs, which could have a material adverse effect on us.

Capital markets and economic conditions can materially affect our liquidity, financial condition and results of operations, as well as the value of our debt and equity securities.

There are many factors that can affect the value of our equity securities and any debt securities we may issue in the future, including the state of the capital markets and the economy. Demand for office space may decline nationwide as it did in 2008 and 2009, due to an economic downturn, bankruptcies, downsizing, layoffs and cost cutting. Government action or inaction may adversely affect the state of the capital markets. The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, which may adversely affect our liquidity and financial condition, including our results of operations, and the liquidity and financial condition of our tenants. Our inability or the inability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs may materially affect our financial condition and results of operations and the value of our equity securities and any debt securities we may issue in the future.

We are exposed to risks associated with real estate development and redevelopment, such as unanticipated expenses, delays and other contingencies, any of which could have a material adverse effect on us.
Real estate development and redevelopment activities are a critical element of our business strategy, and we expect to engage in such activities with respect to certain of our properties and with properties that we may acquire in the future. To the extent that we do so, we will be subject to certain risks, including, without limitation:

•	construction or redevelopment costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or unprofitable;

•
time required to complete the construction or redevelopment of a project or to lease-up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;

•	contractor and subcontractor disputes, strikes, labor disputes, weather conditions or supply disruptions;

•	failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all;

•	delays with respect to obtaining, or the inability to obtain, necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws;

•	occupancy rates and rents of a completed project may not be sufficient to make the project profitable;

•	incurrence of design, permitting and other development costs for opportunities that we ultimately abandon;

•	the ability of prospective real estate venture partners or buyers of our properties to obtain financing; and

•	the availability and pricing of financing to fund our development activities on favorable terms or at all.

Furthermore, if we develop assets in new markets or asset classes where we do not have the same level of market knowledge or experience as with our current markets and asset classes, then we may experience weaker than anticipated performance. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent the initiation or the completion of development or redevelopment activities, any of which could have a material adverse effect on us.
We may be unable to identify and complete acquisitions of properties that meet our criteria, which may impede our growth.
Our business strategy includes the acquisition of office, multifamily and retail properties and properties to be held for development. We evaluate the market for suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategies. However, we may be unable to acquire properties identified as potential acquisition opportunities on favorable terms, or at all. We may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete. Even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including the completion of due diligence investigations and other conditions that are not within our control, which may not be satisfied. In addition, we may be unable to finance the acquisition on favorable terms or at all. Furthermore, if we acquire assets in new markets or asset classes where we do not have the same level of market knowledge or experience as with our current markets and asset classes, then we may experience weaker than anticipated performance. Our inability to identify, negotiate, finance or consummate property acquisitions, or acquire properties on favorable terms, or at all, could impede our growth and have a material adverse effect on us.
Our future acquisitions may not yield the returns we expect, and we may otherwise be unable to operate acquired properties to meet our financial expectations, which could have a material adverse effect on us.
Our future acquisitions and our ability to successfully operate the properties we acquire in such acquisitions may be exposed to the following significant risks:

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

•	we may acquire properties that are not accretive to our results upon acquisition, and we may not be able to successfully manage and lease those properties to meet our expectations;

•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•
we may be unable to integrate new acquisitions quickly and efficiently, particularly acquisitions of portfolios of properties, into our existing operations, and, as a result, our results of operations and financial condition could be adversely affected;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•
we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities, such as liabilities for clean‑up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of such properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, trustees, officers and others indemnified by the former owners of such properties.

If our future acquisitions do not yield the returns we expect, and we are otherwise unable to operate acquired properties to meet our financial expectations, it could have a material adverse effect on us.
We may not be able to control our operating expenses, or our operating expenses may remain constant or increase, even if our revenues do not increase, which could have a material adverse effect on us.
Operating expenses associated with owning a property include real estate taxes, insurance, loan payments maintenance, repair and renovation costs, the cost of compliance with governmental regulation (including zoning) and the potential for liability under applicable laws. If our operating expenses increase, our results of operations may be adversely affected. Moreover, operating expenses are not necessarily reduced when circumstances such as market factors, competition or reduced occupancy cause a reduction in revenues from the property. As a result, if revenues decline, we may not be able to reduce our operating expenses associated with the property. An increase in operating expenses or the inability to reduce operating expenses commensurate with revenue reductions could have a material adverse effect on us.
Partnership or real estate venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on partners’ or co-venturers’ financial condition and disputes between us and our partners or co-venturers, which could have a material adverse effect on us.

As of December 31, 2017, approximately 12.6% of our assets measured by total square feet were held through real estate ventures, and we expect to co-invest in the future with other third parties through partnerships, real estate ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, real estate venture or other entity. In particular, we expect to use real estate ventures as a significant source of equity capital to fund our development strategy. Consequently, with respect to any such third-party arrangement, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, real estate venture or other entity, or structure of ownership and may, under certain circumstances, be exposed to risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions, and we may be forced to make contributions to maintain the value of the property. Partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take action or withhold consent contrary to our policies or objectives. In some instances, partners or co-venturers may have competing interests in our markets that could create conflict of interest issues. These investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or real estate venture. We and our respective partners or co-venturers may each have the right to trigger a buy-sell right or forced sale arrangement, which could cause us to sell our interest, or acquire our partners’ or co-venturers’ interest, or to sell the underlying asset, either on unfavorable terms or at a time when we otherwise would not have initiated such a transaction. In addition, a sale or transfer by us to a third party of our interests in the partnership or real estate venture may be subject to consent rights or rights of first refusal in favor of our partners or co-venturers, which would in each case restrict our ability to dispose of our interest in the partnership or real estate venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if the entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in that entity, including by contributing our interest to a subsidiary of ours that is subject to corporate level income tax. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting assets owned by the partnership or real estate venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our real estate ventures may be subject to debt, and the refinancing of such debt may require equity capital calls. We will review the qualifications and previous experience of any partners and co-venturers, although we may not obtain financial information from, or undertake independent investigations with respect to, prospective partners or co-venturers. In addition, any cash distributions from real estate ventures will be subject to the operating agreements of the real estate ventures, which may limit distributions, the timing of distributions or specify certain preferential distributions among the respective parties. The occurrence of any of the risks described above could have a material adverse effect on us.

We may be unable to renew leases, lease vacant space or re-let space as leases expire, which could have a material adverse effect on us.

As of December 31, 2017, leases representing 8.9% of our share of the office and retail square footage in our Operating Portfolio will expire during the year ended December 31, 2018 and 12.3% of our share of the square footage of the assets in our office and other portfolios was unoccupied and not generating rent. We cannot assure you that expiring leases will be renewed or that our assets will be re-let at rental rates equal to or above current average rental rates or that substantial free rent, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants.

In addition, our ability to lease our multifamily assets at favorable rates, or at all, may be adversely affected by any increase in supply and/or deterioration in the multifamily market, which is dependent upon the overall level of spending in the economy; and spending is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, housing market conditions, stock market volatility and uncertainty about the future.

If the rental rates on new leases at our assets decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases expire, it could have a material adverse affect on us.

We depend on major tenants in our office portfolio, and the bankruptcy, insolvency or inability to pay rent of any of these tenants could have a material adverse effect on us.

As of December 31, 2017, the 20 largest office and retail tenants in our operating portfolio represented approximately 49.3% of our share of total annualized office and retail rent. In many cases, through tenant improvement allowances and other concessions, we have made substantial upfront investments in leases with our major tenants that we may not recover if they fail to pay rent through the end of the lease term.

The inability of a major tenant to pay rent, or the bankruptcy or insolvency of a major tenant, may adversely affect the income produced by our Operating Portfolio. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. If a lease is rejected by a tenant in bankruptcy, we may have only a general unsecured claim for damages that is limited in amount and may only be paid to the extent that funds are available and in the same percentage as is paid to all other holders of unsecured claims. Moreover, any claim against this tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease.

If any of our major tenants were to experience a downturn in its business, or a weakening of its financial condition resulting in its failure to make timely rental payments or causing it to default under its lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event could have a material adverse effect on us.

We derive a significant portion of our revenues from five of our assets.

As of December 31, 2017, five of our assets in the aggregate generated approximately 25% of our share of annualized rent. The occurrence of events that have a negative impact on one or more of these assets, such as a natural disaster that damages one or more of these assets, would have a much larger adverse effect on our revenues than a corresponding occurrence affecting a less significant property. A substantial decline in the revenues generated by one or more of these assets could have a material adverse effect on us.

We derive most of our revenues from office assets and are subject to risks that affect the businesses of our office tenants, which are generally financial, legal and other professional firms as well as the federal government and defense contractors.

As of December 31, 2017, our 51 operating office assets generated approximately 80.9% of our share of annualized rent. As a result, the occurrence of events that have a negative impact on the market for office space, such as increased unemployment in the Washington, DC metropolitan area, would have a much larger adverse effect on our revenues than a corresponding occurrence affecting our other segments. Our office tenants are generally financial, legal and other professional firms, as well as the federal government and defense contractors. Consequently, we are subject to factors that affect the financial, legal and professional services industries or the federal government generally, including the state of the economy, stock market volatility, and the level of unemployment. These factors could adversely affect the financial condition of our office tenants and the willingness of firms to lease space in our office buildings, which in turn could have a material adverse effect on us.

Some of our assets depend on anchor or major retail tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Some of our assets are anchored by large, nationally recognized tenants. These tenants may experience a downturn in their business that may significantly weaken their financial condition. As a result, these tenants may fail to comply with their contractual obligations to us, seek concessions to continue operations or declare bankruptcy, any of which could result in the termination of these tenants’ leases. In addition, some of our tenants may cease operations at stores in our assets while continuing to pay rent. Moreover, mergers or consolidations among large retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include stores at our assets.

Loss of, or a store closure by, an anchor or significant tenant could decrease customer traffic, thereby decreasing sales for our other tenants at the applicable retail property. If sales of our other tenants decrease, they may be unable to pay their minimum rents or expense recovery charges. These circumstances may significantly reduce our occupancy level or the rent we receive from our retail assets, and we may not have the right to re-lease vacated space or we may be unable to re-lease vacated space at attractive rents or at all. Moreover, if a significant tenant or anchor store defaults, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

The occurrence of any of the situations described above, particularly if it involves an anchor or major tenant with leases in multiple locations, could have a material adverse effect on us.

Our Placemaking business model depends in significant part on a retail component, which frequently involves retail assets embedded or adjacent to our office and/or multifamily assets, making us subject to risks that affect the retail environment generally, such as competition from discount and online retailers, weakness in the economy, consumer spending and the financial condition of large retail companies, any of which could adversely affect market rents for retail space and the willingness or ability of retailers to lease space in our retail assets.

We own and operate retail real estate assets and, consequently, are subject to factors that affect the retail environment generally, as well as the market for retail space. The retail environment and the market for retail space have previously been, and could again be, adversely affected by increasing competition from online retailers and other online businesses, discount retailers and outlet malls, weakness in national, regional and local economies, consumer spending and consumer confidence, adverse financial condition of some large retailing companies, ongoing consolidation in the retail sector and an excess amount of retail space in a number of markets. Increases in online consumer spending may significantly affect our retail tenants’ ability to generate sales in their stores. This inability to generate sales may cause retailers to, among other things, close stores, decrease the size of new or existing stores, ask for concessions or go bankrupt, all of which could have a material adverse effect on us.

Additionally, our Placemaking model depends in significant part on a retail component, which frequently involves retail assets embedded in or adjacent to our office and/or multifamily assets and if our retail assets lose tenants, whether to the proliferation of e-commerce business or otherwise, it could have a material adverse effect on us.

If we fail to reinvest in and redevelop our assets so as to maintain their attractiveness to retailers and shoppers, then retailers or shoppers may perceive that shopping at other venues or online is more convenient, cost-effective or otherwise more attractive, which could negatively affect our ability to rent retail space at our assets.

Any of the foregoing factors could adversely affect the financial condition of our retail tenants, the willingness of retailers to lease space from us, and the success of our Placemaking business model, which could have a material adverse effect on us.

The composition of our portfolio by asset type may change over time, which could expose us to different asset class risks than if our portfolio composition remained static.

We own office, multifamily and other assets, with office representing 80.9% of our annualized rent and 64.5% of our portfolio based on square footage. Therefore, our results of operations are more affected by conditions in the office market than markets for other asset types. If the composition of our portfolio changes, however, then we would become more exposed to the risks and markets of other asset classes. Under our current business plan, we expect that multifamily assets will become a greater proportion of our portfolio. If we are successful in executing the current business plan, then we will become more exposed to the risks of the multifamily market and we may not manage those assets as well as our office assets, any of which could have a material adverse effect on us.

Real estate is a competitive business.

We compete with numerous acquirers, developers, owners and operators of commercial real estate including other REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships and individual investors, some of which may have greater financial resources and be willing to accept lower returns on their investments than we are. The principal means of competition in leasing are lease terms (including rent charged and tenant improvement allowances), location, services provided and the nature and condition of the asset to be leased. If our competitors offer space at rental rates below current market rates, below the rental rates we currently charge our tenants, in better locations within our markets, in higher quality assets or offer better services, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge to retain tenants when our tenants’ leases expire.

Our success depends upon, among other factors, trends of the global, national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population and employment trends.

We depend on leasing space to tenants on economically favorable terms and collecting rent from tenants who may not be able to pay.

Our financial results depend significantly on leasing space in our assets to tenants on economically favorable terms. In addition, because a majority of our income is derived from renting real property, our income, funds available to pay indebtedness and funds available for distribution to shareholders will decrease if our tenants cannot pay their rent or if we are not able to maintain occupancy levels on favorable terms. If a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal and other costs. During periods of economic adversity, there may be an increase in the number of tenants that cannot pay their rent and an increase in vacancy rates, which could have a material adverse effect on us.

We may find it necessary to make rent or other concessions and/or significant capital expenditures to improve our assets to retain and attract tenants, which could have a material adverse effect on us.

We may find it necessary to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures to retain tenants whose leases expire and to attract new tenants in sufficient numbers. If the necessary capital is unavailable, we may be unable to make such expenditures. This could result in non-renewals by tenants upon expiration of their leases and our vacant space remaining untenanted, which could have a material adverse effect on us.

Affordable housing and tenant protection regulations may limit our ability to increase rents and pass through new or increased operating expenses to our tenants.

Certain states and municipalities have adopted laws and regulations imposing restrictions on the timing or amount of rent increases and other tenant protections. As of December 31, 2017, approximately 5% of the multifamily units in our Operating Portfolio were designated as affordable housing. In addition, Washington, DC and Montgomery County, Maryland have laws that require, in certain circumstances, an owner of a multifamily rental property to allow tenant organizations the option to purchase the building at a market price if the owner attempts to sell the property. We expect to continue operating and acquiring assets in areas that either are subject to these types of laws or regulations or where such laws or regulations may be enacted in the future. Such laws and regulations limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of assets in certain circumstances.

Our success depends on our senior management team whose continued service is not guaranteed, and the loss of one or more of these persons could adversely affect our ability to manage our business and to implement our growth strategies, or could create a negative perception in the capital markets.

Our success and our ability to implement and manage anticipated future growth depend, in large part, upon the efforts of our senior management team, who have extensive market knowledge and relationships, and exercise substantial influence over our operational, financing, acquisition and disposition activity. Members of our senior management team have national or regional industry reputations that attract business and investment opportunities and assist us in negotiations with lenders, existing and potential tenants and other industry participants. The loss of services of one or more members of our senior management team, or our inability to attract and retain similarly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry participants, which could have a material adverse effect on us.

The actual density of our future development pipeline and/or any particular future development parcel may not be consistent with our estimated potential development density.

As of December 31, 2017, we estimate that our 43-asset future development pipeline will total over approximately 21.4 million square feet (17.9 million square feet at our share) of estimated potential development density. We caution you not to place undue reliance on the potential development density estimates for our future development pipeline and/or any particular future development parcel because they are based solely on our estimates, using data available to us, and our business plans as of December 31, 2017. The actual density of our future development pipeline and/or any particular future development parcel may differ substantially from our estimates based on numerous factors, including our inability to obtain necessary zoning, land use and other required entitlements, legal challenges to our plans by activists and others, as well as building, occupancy and other required governmental permits and authorizations, and changes in the entitlement, permitting and authorization processes that restrict or delay our ability to develop, redevelop or use our future development pipeline at anticipated density levels. Moreover, we may strategically choose not to develop, redevelop or use our future development pipeline to its maximum potential development density or may be unable to do so as a result of factors beyond our control, including our ability to obtain financing on terms and conditions that we find acceptable, or at all, to fund our development activities. We can provide no assurance that the actual density of our future development pipeline and/or any particular future development parcel will be consistent with our estimated potential development density.

We may not be able to realize potential incremental annualized rent from our office, multifamily or other lease-up opportunities.

Based on current market demand in our submarkets and the efforts of our dedicated in-house leasing teams, we believe we can increase our occupancy and revenue at certain office, multifamily and retail assets. However, we cannot assure you that we will be able to realize potential incremental annualized rent from our office, multifamily or other lease-up opportunities. Our ability to increase our occupancy and revenue at certain office, multifamily and other assets may be adversely affected by an increase in supply and/or deterioration in the office, multifamily or other markets. In addition, if our competitors offer space at rental rates below current asking rates or below our in-place rates, we may experience difficulties attracting new tenants or retaining existing tenants and may be pressured to reduce our rental rates below those we currently charge or to offer more substantial free rent, tenant improvements, early termination rights or below-market renewal options in order to attract or retain tenants. We caution you not to place undue reliance on our belief that we can increase our occupancy and revenue at certain office, multifamily and retail assets.

Revenues from our third-party asset management and real estate services business may decline more quickly than expected, which could have a material adverse effect on us.

Our third-party asset management and real estate services business provides fee-based real estate services to the JBG Legacy Funds and third parties. Our expectation is that the fund portion of this business will wind down over the next several years, but the wind down could accelerate and the business could be less profitable than anticipated. Although we expect to receive fees for the services provided to the funds as they wind down, the amount of those fees will decrease significantly as the number of assets under management is reduced. In addition to reduced revenue, if we cannot reduce our general and administrative expenses to correspond to the decreasing asset management fees, our profitability will be negatively affected. Fees from management of real estate ventures and third parties may also be negatively affected if management contracts are terminated or if we are unable to secure new sources of fee-based revenue. Any of the foregoing could have a material adverse effect on us.

We may from time to time be subject to litigation, which could have a material adverse effect on us.
We are a party to various claims and routine litigation arising in the ordinary course of business. Some of these claims or others to which we may be subject from time to time may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have a material adverse effect on us. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flow, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and trustees.
Some of our potential losses may not be covered by insurance.

We maintain general liability insurance as well as all-risk property and rental value insurance coverage, with sub-limits for certain perils such as floods and earthquakes on each of our properties. However, there can be no assurance that losses incurred by us will be covered by these insurance policies. We maintain coverage for terrorism acts including terrorism involving nuclear, biological, chemical and radiological terrorism events, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020. We will continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism. However, we cannot provide assurance that such coverage will be available on commercially reasonable terms in the future.

Our mortgage loans are generally non-recourse and contain customary covenants requiring adequate insurance coverage. Although we believe that we currently have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. If lenders insist on greater coverage than we are able to obtain, it could adversely affect the ability to finance or refinance the properties.

Compliance or failure to comply with the Americans with Disabilities Act or other safety regulations and requirements could result in substantial costs.

The Americans with Disabilities Act ("ADA") generally requires that public buildings, including our assets, meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants and/or legal fees to their counsel. If, under the ADA, we are required to make substantial alterations and capital expenditures in one or more of our assets, including the removal of access barriers, it could have a material adverse effect on us.

Our assets are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.

Terrorist attacks, such as those of September 11, 2001, may adversely affect the value of our assets and our ability to generate revenue.

Our assets are located in the Washington, DC metropolitan area, which has been and may be in the future the target of actual or threatened terrorism activity. As a result, some tenants in this market may choose to relocate their businesses to other markets or to lower-profile office buildings within this market that may be perceived to be less likely targets of future terrorist activity. This could result in an overall decrease in the demand for office space in this market generally or in our assets in particular, which could increase vacancies in our assets or necessitate that we lease our assets on less favorable terms or both. In addition, future terrorist attacks in the Washington, DC metropolitan area could directly or indirectly damage our assets, both physically and financially, or cause losses that materially exceed our insurance coverage. Properties that are occupied by federal government tenants may be more likely to be the target of a future attack.  As of December 31, 2017, 27 of our assets had federal government agencies as tenants. As a result of the foregoing, the value of our assets and our ability to generate revenues could decline materially, which could have a material adverse effect on us.

If one of our tenants were designated a "Prohibited Person" by the Office of Foreign Assets Control, we could be materially adversely effected.

Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the United States Department of the Treasury ("OFAC") maintains a list of persons designated as terrorists or who are otherwise blocked or banned ("Prohibited Persons") from conducting business or engaging in transactions in the United States and thereby restricts our doing business with such persons. In addition, our leases, loans and other agreements may require us to comply with OFAC and related requirements, and any failure to do so may result in a breach of such agreements. If a tenant or other party with whom we conduct business is placed on the OFAC list or is otherwise a party with whom we are prohibited from doing business, we may be required to terminate the lease or other agreement. Any such termination could result in a loss of revenue and negative publicity and could otherwise have a material adverse effect on us.

Our business and operations would suffer in the event of system failures.

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions. Any of the foregoing could have a material adverse effect on us.

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, regulatory enforcement and other legal proceedings and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include unauthorized persons gaining access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our primary risks that could directly result from the occurrence of a cyber incident are theft of assets; operational interruption; regulatory enforcement, lawsuits and other legal proceedings; damage to our relationship with our tenants; and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but despite these measures and our increased awareness of a risk of a cyber incident, a cyber incident could have a material adverse effect on us.

We have a limited operating history as a REIT and may not be able to successfully operate as a REIT.

We have a limited operating history as a REIT. We cannot assure you that the experience of our senior management team will be sufficient to successfully operate our company as a REIT. We have control systems and procedures to maintain our qualification as a REIT, and these efforts could place a significant strain on our management systems, infrastructure and other resources. Failure to maintain our qualification as a REIT would have a material adverse effect on us.

Risks Related to the Formation Transaction

We have a limited history operating as an independent company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

The historical information included herein covering periods prior to the Formation Transaction refers to our business as operated by Vornado and JBG separately from each other. Our historical financial information included herein covering periods prior to the Formation Transaction is derived from the consolidated financial statements and accounting records of Vornado and does not include the results of the assets contributed by JBG for any period prior to completion of the Formation Transaction. Accordingly, the historical financial information included herein does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future. Factors that could cause our results to differ from those reflected in our historical financial information and which may adversely impact our ability to receive similar results in the future may include, but are not limited to, the following:

•
Prior to the Formation Transaction, our business was operated by Vornado or JBG, as applicable, as part of their broader organizations, rather than as an independent company. Vornado and JBG performed various management functions for our business, such as accounting, information technology and finance. Vornado continues to provide some of these functions to us, as described in Note 18 to our consolidated and combined financial statements included herein, and we provide some of these functions on our own behalf through the management business we acquired from JBG. Our historical financial results reflect allocations of expenses from Vornado for such functions and may be less than the expenses we would have incurred had we operated as a separate, publicly traded company. We may need to make certain investments to replicate or outsource from other providers certain facilities, systems, infrastructure and personnel previously provided by Vornado. Continuing to develop our ability to operate as a separate, publicly traded company is costly and difficult. We may not be able to operate our business efficiently or at comparable costs to when we were not a separate, publicly traded company, and our profitability may decline;

•
Although we have entered into certain transition and other separation-related agreements with Vornado, these arrangements may not fully capture the benefits we have enjoyed as a result of being integrated with Vornado and may result in us paying higher charges than in the past for these services. In addition, services provided to us under the Transition Services Agreement will generally only be provided for up to 24 months following the completion of the Formation Transaction in July 2017, and this may not be sufficient to meet our needs. As a separate, independent company, we may be unable to obtain goods and services at the prices and terms obtained prior to the Formation Transaction, which could decrease our overall profitability. As a separate, independent company, we may also not be as successful in negotiating favorable tax treatments and credits with governmental entities. Likewise, it may be more difficult for us to attract and retain desired tenants. This could have an adverse effect on our business, results of operations and financial condition;

•
Generally, our working capital requirements and capital for our general business purposes, including acquisitions and capital expenditures, have historically been satisfied as part of the company-wide cash management policies of Vornado or of JBG, as applicable. Going forward, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may not be on terms as favorable to those obtained by Vornado or JBG, and the cost of capital for our business may be higher than Vornado’s or JBG’s cost of capital prior to the Formation Transaction; and

•
As a separate public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. We are required to develop and implement control systems and procedures to satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with NYSE listing standards, and this transition could place a significant strain on our management systems, infrastructure and other resources. We cannot assure you that the past experience of our senior management team will be sufficient to successfully operate as a publicly traded company.

Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as an independent company. For additional information about the past financial performance of our business and the basis of presentation of the historical combined financial statements, refer to "Selected Historical Combined Financial Data," "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and accompanying notes included herein.

We are dependent on Vornado to provide certain services to us pursuant to a Transition Services Agreement, and it may be difficult to replace the services provided under such agreement.

Prior to the Formation Transaction, we relied on Vornado to provide certain financial, administrative and other support functions to operate our business, and we will continue to rely on Vornado for certain of these services on a transitional basis pursuant to the Transition Services Agreement that we entered into with Vornado. See Note 18 to our consolidated and combined financial statements included herein. In addition, it may be difficult for us to replace the services provided by Vornado under the Transition Services Agreement, and the terms of any agreements to replace such services may be less favorable to us. Any failure by Vornado in the performance of such services, or any failure on our part to successfully transition these services away from Vornado by the expiration of the Transition Services Agreement in July of 2019, could have a material adverse effect on us.

We could be required to indemnify Vornado for certain material tax obligations that could arise as addressed in the Tax Matters Agreement.

The Tax Matters Agreement that we entered into with Vornado provides special rules that allocate tax liabilities if the distribution of JBG SMITH shares by Vornado, together with certain related transactions, is not tax-free. Under the Tax Matters Agreement, we may be required to indemnify Vornado against any taxes and related amounts and costs resulting from (i) an acquisition of all or a portion of our equity securities or our assets, whether by merger or otherwise, (ii) other actions or failures to act by us, or (iii) any of our representations or undertakings being incorrect or violated. In addition, under the Tax Matters Agreement, we are liable for any taxes attributable to us and our subsidiaries, unless such taxes are imposed on us or any of the REITs contributed by Vornado (i) with respect to a period before the distribution as a result of any action taken by Vornado after the distribution, or (ii) with respect to any period as a result of Vornado’s failure to qualify as a REIT for the taxable year of Vornado that includes the distribution.

Unless Vornado and JBG SMITH are both REITs immediately after the distribution of JBG SMITH from Vornado and at all times during the two years thereafter, JBG SMITH could be required to recognize certain corporate-level gains for tax purposes.

Section 355(h) of the Code provides that tax-free treatment will not be available unless, as relevant here, Vornado and JBG SMITH are both REITs immediately after the distribution.

In addition, the Treasury Department and the IRS recently released temporary Treasury regulations pursuant to which, subject to certain exceptions, a REIT must recognize corporate-level gain if it acquires property from a non-REIT "C" corporation in certain so-called "conversion" transactions and engages in a Section 355 transaction within ten years of such conversion. For this purpose, a conversion transaction refers to the qualification of a non-REIT "C" corporation as a REIT or the transfer of property owned by a non-REIT "C" corporation to a REIT. JBG SMITH or its subsidiaries have acquired property pursuant to conversion transactions within ten years of the distribution. One of the exceptions to the recognition of corporate-level gain applies to a distribution described in Section 355 of the Code in which the distributing corporation and the controlled corporation are both REITs immediately after such distribution and at all times during the two years thereafter.

We believe that each of Vornado and JBG SMITH qualifies as a REIT and intends to operate in a manner so that each qualified immediately after the distribution and will qualify at all times during the two years after the distribution. However, if either Vornado or JBG SMITH failed to qualify as a REIT immediately after the distribution of JBG SMITH from Vornado or fails to qualify at any time during the two years after the distribution, then, for our taxable year that includes the distribution, the IRS may assert that JBG SMITH would have to recognize corporate-level gain on assets acquired in conversion transactions. The Treasury Department recently issued a notice identifying the temporary Treasury regulations as a significant tax regulation that imposes an undue financial burden on U.S. taxpayers and/or adds undue complexity to the federal tax laws, pursuant to Executive Order 13789 (issued April 21, 2017). In its two reports to the President pursuant to Executive Order 13789, the Treasury Department has indicated that it intends to propose reforms to mitigate the burdens of the regulation.  It is unclear the exact form any such proposed reforms would take and what the impact of such reforms would be on JBG SMITH.

We may not be able to engage in potentially desirable strategic or capital-raising transactions for the 24-month period following the Formation Transaction. In addition, if we were able to engage in such transactions, we could be liable for adverse tax consequences resulting therefrom.

To preserve the tax-free treatment of the Formation Transaction, for the two-year period following the Formation Transaction, we are prohibited, except in specific circumstances, from: (i) entering into any transaction pursuant to which all or a portion of our shares would be acquired, whether by merger or otherwise, (ii) issuing equity securities beyond certain thresholds and except in certain circumscribed manners, (iii) repurchasing common shares, (iv) ceasing to actively conduct certain of our businesses, or (v) taking or failing to take any other action that prevents the distribution of JBG SMITH shares by Vornado and certain related transactions from being tax-free.

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business.

Potential indemnification liabilities to Vornado pursuant to the Separation and Distribution Agreement (the "Separation Agreement") could have a material adverse effect on us.

The Separation Agreement with Vornado governs our ongoing relationship with Vornado. Among other things, the Separation Agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the Formation Transaction, as well as those obligations of Vornado that we assumed pursuant to the Separation Agreement. If we are required to indemnify Vornado under the circumstances set forth in this agreement, we may be subject to substantial liabilities.

There may be undisclosed liabilities of the Vornado and JBG assets contributed to us in the Formation Transaction that might expose us to potentially large, unanticipated costs.

Prior to entering into the Master Transaction Agreement ("MTA"), each of Vornado and JBG performed diligence with respect to the business and assets of the other. However, these diligence reviews were necessarily limited in nature and scope, and may not have adequately uncovered all of the contingent or undisclosed liabilities that we assumed in connection with the Formation Transaction, many of which may not be covered by insurance. The MTA does not provide for indemnification for these types of liabilities by either party post-closing, and, therefore, we may not have any recourse with respect to such unexpected liabilities. Any such liabilities could cause us to experience losses, which may be significant, which could have a material adverse effect on us.

Certain of our trustees and executive officers may have actual or potential conflicts of interest because of their previous or continuing equity interest in, or positions at, Vornado or JBG, as applicable, including members of our senior management, who have an ownership interest in the JBG Legacy Funds and own carried interests in certain JBG legacy Funds and in certain of our real estate ventures that entitles them to receive additional compensation if the fund or real estate venture achieves certain return thresholds.

Some of our trustees and executive officers are persons who are or have been employees of Vornado or were employees of JBG. Because of their current or former positions with Vornado or JBG, certain of our trustees and executive officers own Vornado common shares or other Vornado equity awards or equity interests in certain JBG Legacy Funds and related entities. In addition, one of our trustees continues to serve as chief executive officer and chairman of the Board of Trustees of Vornado. Ownership of Vornado common shares or interests in the JBG Legacy Funds, or service as a trustee or managing partner, as applicable, at either company, could create, or appear to create, potential conflicts of interest.

Certain of the JBG Legacy Funds own assets that were not contributed to us in the combination (the "JBG Excluded Assets"), which JBG Legacy Funds are owned in part by members of our senior management. In addition, although the asset management and property management fees associated with the JBG Excluded Assets were assigned to us upon completion of the Formation Transaction, the general partner and managing member interests in the JBG Legacy Funds held by former JBG executives (who became members of our management team) were not transferred to us and remain under the control of these individuals. As a result, our management’s time and efforts may be diverted from the management of our assets to management of the JBG Legacy Funds, which could adversely affect the execution of our business plan and our results of operations and cash flow.

In addition, members of our senior management have an ownership interest in the JBG Legacy Funds and own carried interests in each fund and in certain of our real estate ventures that entitles them to receive additional compensation if the fund or real estate venture achieves certain return thresholds. As a result, members of our senior management could be incentivized to spend time and effort maximizing the cash flow from the assets being retained by the JBG Legacy Funds and certain real estate ventures, particularly through sales of assets, which may accelerate payments of the carried interest but would reduce the asset management and other fees that would otherwise be payable to us with respect to the JBG Excluded Assets. These actions could adversely impact our results of operations and cash flow.

Other potential conflicts of interest with the JBG Legacy Funds include transactions with these funds and competition for tenants. We have, and in the future we may, enter into transactions with the JBG Legacy Funds, such as purchasing assets from them. Any such transaction would create a conflict of interest as a result of our management team’s interests on both sides of the transaction, because we manage the JBG Legacy Funds and because members of our management own interests in the general partner or other managing entities of the funds. We may compete for tenants with the JBG Legacy Funds and because we typically manage the assets of the JBG Legacy Funds, we may have a conflict of interest when competing for a tenant if the tenant is interested in assets owned by us and the JBG Legacy Funds. Any of the above described conflicts of interest could have a material adverse effect on us.

Vornado is not required to present investments to us that satisfy our investment guidelines before pursuing such opportunities on Vornado’s behalf.

Our agreements with Vornado do not require Vornado to present to us investment opportunities that satisfy our investment guidelines before Vornado pursues such opportunities. While Vornado advised us at the time of the Formation Transaction that it did not intend to make acquisitions within the Washington, DC metropolitan area after the Formation Transaction, should it choose to do so, Vornado is free to direct investment opportunities away from us, and we may be unable to compete with Vornado in pursuing such opportunities. In addition, our declaration of trust provides that a trustee who is also a trustee, officer, employee or agent of Vornado or any of Vornado’s affiliates has no duty to communicate or present any business opportunity to us.

We may not achieve some or all of the expected benefits, including expected synergies, of the Formation Transaction.

JBG SMITH is a new public company with significantly more revenues, assets and employees than management of the company was responsible for prior to the combination and many members of management, including our CEO, did not have experience running a public company prior to our formation. A primary initial focus of our management team has been integrating the operations of the Vornado and JBG assets that were contributed to us in the Formation Transaction, which, consequently, has required a significant amount of their time and attention. In addition, as part of our integration plan, we expect to realize cost reductions, or synergies, compared to the cost of managing the assets contributed to us by Vornado and JBG separately and compared to the current cost of managing our assets. We may, however, overestimate the amount of synergies or fail to realize all or any of the synergies, which could cause our costs to be higher than expected. Furthermore, if our management team is unable to effectively manage a large, public company or successfully integrate the operations of the Vornado and JBG assets, then it could have a material adverse effect on us.

In connection with the Formation Transaction, Vornado agreed to indemnify us for certain pre-distribution liabilities and liabilities related to Vornado assets. However, there can be no assurance that these indemnities will be sufficient to protect us against the full amount of such liabilities, or that Vornado’s ability to satisfy its indemnification obligation will not be impaired in the future.

Pursuant to the Separation Agreement, Vornado agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Vornado agreed to retain, and there can be no assurance that Vornado will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Vornado any amounts for which we are held liable, such indemnification may be insufficient to fully offset the financial impact of such liabilities and/or we may be temporarily required to bear these losses while seeking recovery from Vornado.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and share price.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing.

In addition, the Sarbanes-Oxley Act requires that we, among other things, establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting.

Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause our company to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in our company and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm report a material weakness in our internal control over financial reporting. Any of the foregoing could have a material adverse effect on us.

Risks Related to Our Indebtedness and Financing

We have a substantial amount of indebtedness, which may limit our financial and operating activities and expose us to the risk of default under our debt obligations.

As of December 31, 2017, we had approximately $2.2 billion aggregate principal amount of consolidated debt outstanding and our unconsolidated real estate ventures had approximately $1.2 billion aggregate principal amount of debt outstanding ($396.3 million at our share), resulting in a total of over $2.6 billion aggregate principal amount of debt outstanding at our share. A portion of our outstanding debt is guaranteed by our operating partnership, and we may incur significant additional debt to finance future acquisition and development activities.

Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our assets or to pay the dividends currently contemplated. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	we may be forced to dispose of one or more of our assets, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

•	our default under any loan with cross-default provisions could result in a default on other indebtedness.

If any one of these events were to occur, it could have a material adverse effect on us.

Our debt agreements include restrictive covenants, requirements to maintain financial ratios and default provisions, which could limit our flexibility and our ability to make distributions and require us to repay the indebtedness prior to its maturity.

The mortgages on our assets contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. We have a $1.4 billion credit facility under which we have significant borrowing capacity. Additionally, our debt agreements contain customary covenants that, among other things, restrict our ability to incur additional indebtedness and may restrict our ability to engage in material asset sales, mergers, consolidations and acquisitions, and restrict our ability to make capital expenditures. These debt agreements, in some cases, also subject us to guarantor and liquidity covenants, and our credit facility requires, and other future debt may require, us to maintain various financial ratios. Some of our debt agreements contain cash flow sweep requirements and mandatory escrows, and our property mortgages generally require mandatory prepayments upon disposition of underlying collateral. Our ability to borrow is subject to compliance with these and other covenants, and failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources or give possession of a property to the lender. Under those circumstances, other sources of capital may not be available to us, or may be available only on unattractive terms.

We may not be able to obtain capital to make investments.

Because the Code requires us, as a REIT, to distribute at least 90% of our taxable income, excluding net capital gains, to our shareholders, we depend primarily on external financing to fund the growth of our business. There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. Our access to debt or equity financing depends on the willingness of third parties to lend or make equity investments and on conditions in the capital markets generally. There can be no assurance that new financing will be available or available on acceptable terms.

Our future development plans are capital intensive. To complete these plans, we anticipate financing this construction and development through asset sales, real estate ventures with third parties, recapitalizations of assets, and public or private equity offerings, or a combination thereof. Similarly, these plans require an even more significant amount of debt financing. If we are unable to obtain the required debt or equity capital, then we will not be able to execute our business plan, which could have a material adverse effect on us.

For information about our available sources of funds, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and the notes to the consolidated and combined financial statements included herein.

High mortgage rates and/or unavailability of mortgage debt may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire or retain, our net income and the amount of cash distributions we can make.
If mortgage debt is not available at reasonable rates, or if lenders currently under contractual obligations to lend to us fail to perform on such obligations, we may not be able to finance the purchase of properties. If we place mortgages on properties, we may be unable to refinance the properties when the loans become due, or refinance on favorable terms or at all, including as a result of increases in interest rates or a decline in the value of our portfolio or portions thereof. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds from other capital transactions, such as new equity issuances, our operating cash flow may not be sufficient in all years to repay all maturing debt. This, in turn, could reduce cash available for distribution to our shareholders and may hinder our ability to raise more capital by issuing more shares or by borrowing more money. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to make distributions necessary to meet the distribution requirements imposed on REITs under the Code. As a result, we may be forced to postpone capital expenditures necessary for the maintenance of our properties, we may have to dispose of one or more properties on terms that would otherwise be unacceptable to us or we may be forced to allow the mortgage holder to foreclose on a property, any of the foregoing could have a material adverse effect on us.
Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.
Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property collateralizing loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.
Variable rate debt is subject to interest rate risk that could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.
As of December 31, 2017, $664.0 million of our outstanding consolidated debt was subject to instruments that bear interest at variable rates, and we may also borrow additional money at variable interest rates in the future. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect our cash flow and our ability to service our indebtedness and make distributions to our shareholders, which could, in turn, adversely affect the market price of our common shares. Based on our aggregate variable rate debt outstanding as of December 31, 2017, an increase of 100 basis points in interest rates would result in a hypothetical increase of approximately $6.7 million in interest expense on an annual basis. The amount of this change includes the benefit of swaps and caps we currently have in place.
Failure to hedge effectively against interest rate changes could have a material adverse effect on us.
The REIT provisions of the Code impose certain restrictions on our ability to utilize hedges, swaps and other types of derivatives to hedge our liabilities. Subject to these restrictions, we may enter into hedging transactions to protect ourselves from the effects of interest rate fluctuations on floating rate debt. Our hedging transactions may include entering into interest rate cap agreements or interest rate swap agreements. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates, which could reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes could have a material adverse effect on us. In addition, while such agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, and that the hedging arrangements may not be effective in reducing our exposure to interest rate changes. Moreover, there can be no assurance that our hedging arrangements will qualify as highly effective cash flow hedges under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging, or that our hedging activities will have the desired beneficial impact on our results of operations. Furthermore, should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement. Any of the foregoing could have a material adverse effect on us.
We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in shareholder dilution and limit our ability to sell or refinance such assets.
In the future, we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in our operating partnership, which may result in shareholder dilution through the issuance of common limited partnership units ("OP Units") that may be exchanged for common shares. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct (as compared to a transaction where we do not inherit the contributor’s tax basis but acquire tax basis equal to the value of the consideration exchanged) until the OP units issued in such transactions are redeemed for cash or converted into common shares.  While no such protection arrangements existed at December 31, 2017, in the future we may agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of, or refinance the debt on, the acquired properties for specified periods of time. Similarly, we may be required to incur or maintain debt we would otherwise not incur or maintain so that we can allocate the debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.
Our decision to dispose of real estate assets would change the holding period assumption in our valuation analyses, which could result in material impairment losses and adversely affect our financial results.

We evaluate real estate assets for impairment based on the projected cash flow of the asset over our anticipated holding period. If we change our intended holding period, due to our intention to sell or otherwise dispose of an asset, then under GAAP, we must reevaluate whether that asset is impaired. Depending on the carrying value of the property at the time we change our intention and the amount that we estimate we would receive on disposal, we may record an impairment loss that would adversely affect our financial results. This loss could be material to our results of operations in the period that it is recognized, which could have a material adverse effect on us.

Risks Related to the Real Estate Industry

Real estate investments’ value and income fluctuate due to various factors.

The value of real estate fluctuates depending on conditions in the general economy and the real estate business. These conditions may also adversely impact our revenues and cash flows.

The factors that affect the value of our real estate include, among other things:

•	global, national, regional and local economic conditions;

•	competition from other available space;

•	local conditions such as an oversupply of space or a reduction in demand for real estate in the area;

•	how well we manage our assets;

•	the development and/or redevelopment of our assets;

•	changes in market rental rates;

•	the timing and costs associated with property improvements and rentals;

•	whether we are able to pass all or portions of any increases in operating costs through to tenants;

•	changes in real estate taxes and other expenses;

•	whether tenants and users consider a property attractive;

•	the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•	availability of financing on acceptable terms or at all;

•	inflation or deflation;

•	fluctuations in interest rates;

•	our ability to obtain adequate insurance;

•	changes in zoning laws and taxation;

•	government regulation;

•	consequences of any armed conflict involving, or terrorist attack against, the United States or individual acts of violence in public spaces;

•	potential liability under environmental or other laws or regulations;

•	natural disasters;

•	general competitive factors; and

•	climate changes.

The rents or sales proceeds we receive and the occupancy levels at our assets may decline as a result of adverse changes in any of these factors. If rental revenues, sales proceeds and/or occupancy levels decline, we generally would expect to have less cash available to pay indebtedness and for distribution to shareholders. In addition, some of our major expenses, including mortgage payments, real estate taxes and maintenance costs generally do not decline when the related rents decline.

It may be difficult to buy and sell real estate quickly, which may limit our flexibility.

Real estate investments are relatively difficult to buy and sell quickly. Consequently, we may have limited ability to vary our portfolio promptly in response to changes in economic or other conditions. Moreover, our ability to buy, sell, or finance real estate assets may be adversely affected during periods of uncertainty or unfavorable conditions in the credit markets as we, or potential buyers of our assets, may experience difficulty in obtaining financing.

Our property taxes could increase due to property tax rate changes or reassessment, which could have a material adverse effect on us.
Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay certain state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past and such increases may not be covered by tenants pursuant to our lease agreements. An increase in the property taxes we pay could have a material adverse effect on us.

We may incur significant costs to comply with environmental laws, and environmental contamination may impair our ability to lease and/or sell real estate.

Our operations and assets are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health and safety. Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property. The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused such release. The presence of contamination or the failure to remediate contamination may impair our ability to sell or lease real estate or to borrow using the real estate as collateral. Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling, and also govern emissions of and exposure to asbestos fibers in the air. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (PCBs) are also regulated by federal and state laws. We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals. Our predecessor companies may be subject to similar liabilities for activities of those companies in the past. We could incur fines for environmental noncompliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or related claims arising out of environmental contamination or human exposure at or from our assets.

Most of our assets have been subjected to varying degrees of environmental assessment at various times. To date, these environmental assessments have not revealed any environmental condition material to our business. However, identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, human exposure to contamination or changes in cleanup or compliance requirements could result in significant costs to us.

In addition, we may become subject to costs or taxes, or increases therein, associated with natural resource or energy usage (such as a "carbon tax"). These costs or taxes could increase our operating costs and decrease the cash available to pay our obligations or distribute to equity holders.

If we default on or fail to renew at expiration the ground leases for land on which some of our assets are located or other long-term leases, our results of operations could be adversely affected.
We own leasehold interests in certain land on which some of our assets are located. If we default under the terms of any of these ground leases, we may be liable for damages and could lose our leasehold interest in the property or our option to purchase the underlying fee interest in such assets. In addition, unless we purchase the underlying fee interests in the land on which a particular property is located, we will lose our right to operate the property or we will continue to operate it at much lower profitability, which would significantly adversely affect our results of operations. In addition, if we are perceived to have breached the terms of a ground lease, the fee owner may initiate proceedings to terminate the lease. As of December 31, 2017, the remaining weighted average term of our ground leases, including unilateral as-of-right extension rights available to us, was approximately 67.1 years. Our share of annualized rent from assets subject to ground leases as of December 31, 2017 was approximately $53.8 million, or 9.6% of total annualized rent.

Climate change may adversely affect our business.
Climate change, including rising sea levels, extreme weather and changes in precipitation and temperature, may result in physical damage to, a decrease in demand for and/or a decrease in rent from and value of our properties located in the areas affected by these conditions. We own a number of assets in low-lying areas close to sea level, making those assets susceptible to a rise in sea level. If sea levels were to rise, we may incur material costs to protect our low-lying assets or sustain damage, a decrease in value or total loss to those assets. Furthermore, our insurance premiums may increase as a result of the threat of climate change or the effects of climate change may not be covered by our insurance policies. In addition, changes in federal and state legislation and regulations on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties or other related aspects of our properties in order to comply with such regulations or otherwise adapt to climate change. Any of the above could have a material and adverse effect on us.

Risks Related to Our Organization and Structure

Tax consequences to holders of JBG SMITH LP limited partnership units upon a sale of certain of our assets may cause the interests of our senior management to differ from your own.

Some holders of JBG SMITH LP limited partnership units, including members of our senior management, may suffer different and more adverse tax consequences than holders of our common shares upon the sale of certain of the assets owned by our operating partnership, and therefore these holders may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain assets, or whether to sell such assets at all.

Our declaration of trust and bylaws, the partnership agreement of our operating partnership and Maryland law contain provisions that may delay, defer or prevent a change of control transaction that might involve a premium price for our common shares or that our shareholders otherwise believe to be in their best interest.

Our declaration of trust contains ownership limits with respect to our shares.

Generally, to maintain our qualification as a REIT, no more than 50% in value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of our taxable year. The Code defines "individuals" for purposes of the requirement described in the preceding sentence to include some types of entities. Our declaration of trust authorizes our Board of Trustees to take such actions as it determines are necessary or advisable to preserve our qualification as a REIT. Our declaration of trust prohibits, among other things, the actual, beneficial or constructive ownership by any person of more than 7.5% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series. For these purposes, our declaration of trust includes a "group" as that term is used for purposes of Section 13(d)(3) of the Exchange Act in the definition of "person." Our Board of Trustees may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied.

This ownership limit and the other restrictions on ownership and transfer of our shares contained in our declaration of trust may:

•
discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common shares or that our shareholders might otherwise believe to be in their best interest; or

•
result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

Provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that might involve a premium price for our common shares or that our shareholders might otherwise believe to be in their best interest.

Provisions of the Maryland General Corporation Law, or "MGCL", may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of common shares with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
"business combination" provisions that, subject to limitations, prohibit business combinations between us and an "interested shareholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then-outstanding voting shares at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter impose fair price and/or supermajority shareholder voting requirements on these combinations; and

•
"control share" provisions that provide that a shareholder’s "control shares" of our company (defined as shares that, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding "control shares") have no voting rights with respect to their control shares, except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

As permitted by the MGCL, we have elected in our bylaws to opt out of the business combination and control share provisions of the MGCL. However, we cannot assure you that our Board of Trustees will not opt to be subject to such provisions of the MGCL in the future, including opting to be subject to such provisions retroactively.

The limited partnership agreement of our operating partnership requires the approval of the limited partners with respect to certain extraordinary transactions involving JBG SMITH, which may reduce the likelihood of such transactions being consummated, even if they are in the best interests of, and have been approved by, our shareholders.

The limited partnership agreement of JBG SMITH LP as amended and restated in connection with the Formation Transaction, provides that we may not engage in a merger, consolidation or other combination with or into another person, a sale of all or substantially all of our assets, or a reclassification, recapitalization or a change in outstanding shares (except for changes in par value, or from par value to no par value, or as a result of a subdivision or combination of our common shares), which we refer to collectively as an extraordinary transaction, unless specified criteria are met. In particular, with respect to any extraordinary transaction, if partners will receive consideration for their limited partnership units and if we seek the approval of our shareholders for the transaction (or if we would have been required to obtain shareholder approval of any such extraordinary transaction but for the fact that a tender offer shall have been accepted with respect to a sufficient number of our common shares to permit consummation of such extraordinary transaction without shareholder approval), then the limited partnership agreement prohibits us from engaging in the extraordinary transaction unless we also obtain "partnership approval." To obtain "partnership approval," we must obtain the consent of our limited partners (including us and any limited partners majority owned, directly or indirectly, by us) representing a percentage interest in JBG SMITH LP that is equal to or greater than the percentage of our outstanding common shares required (or that would have been required in the absence of a tender offer) to approve the extraordinary transaction, provided that we and any limited partners majority owned, directly or indirectly, by us will be deemed to have provided consent for our partnership units solely in proportion to the percentage of our common shares approving the extraordinary transaction (or, if there is no shareholder vote with respect to such extraordinary transaction because a tender offer shall have been accepted with respect to a sufficient number of our common shares to permit consummation of the extraordinary transaction without shareholder approval, the percentage of our common shares with respect to which such tender offer shall have been accepted).

The limited partners of JBG SMITH LP may have interests in an extraordinary transaction that differ from those of common shareholders, and there can be no assurance that, if we are required to seek "partnership approval" for such a transaction, we will be able to obtain it. As a result, if a sufficient number of limited partners oppose such an extraordinary transaction, the limited partnership agreement may prohibit us from consummating it, even if it is in the best interests of, and has been approved by, our shareholders.

Until the 2020 annual meeting of shareholders, we will have a classified Board of Trustees, and that may reduce the likelihood of certain takeover transactions.

Our declaration of trust divides our Board of Trustees into three classes. The initial terms of the first, second and third classes will expire at the first, second and third annual meetings of shareholders, held following the Formation Transaction. At the 2018 annual shareholders meeting, shareholders will elect successors to trustees of the first class for a two-year term and, at the 2019 annual shareholders meeting, successors to trustees of the second class for a one-year term. Commencing with the 2020 annual meeting of shareholders, each trustee shall be elected annually for a term of one year and shall hold office until the next succeeding annual meeting and until a successor is duly elected and qualifies. There is no cumulative voting in the election of trustees. Until the 2020 annual meeting of the shareholders, our Board is classified, which may reduce the possibility of a tender offer or an attempt to change control, even though a tender offer or change in control might be in the best interest of our shareholders.

We may issue additional shares in a manner that could adversely affect the likelihood of takeover transactions.

Our declaration of trust authorizes the Board of Trustees, without shareholder approval, to:

•	cause us to issue additional authorized but unissued common or preferred shares;

•	classify or reclassify, in one or more classes or series, any unissued common or preferred shares;

•	set the preferences, rights and other terms of any classified or reclassified shares that we issue; and

•	amend our declaration of trust to increase the number of shares of beneficial interest that we may issue.

The Board of Trustees could establish a class or series of common or preferred shares whose terms could delay, deter or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interest of our shareholders, although the Board of Trustees does not now intend to establish a class or series of common or preferred shares of this kind. Our declaration of trust and bylaws contain other provisions that may delay, deter or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interest of our shareholders.

Substantially all of our assets are owned by subsidiaries. We depend on dividends and distributions from these subsidiaries. The creditors of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or other distributions to us.

Substantially all of our assets are held through JBG SMITH LP which holds substantially all of its assets through wholly owned subsidiaries. JBG SMITH LP’s cash flow is dependent on cash distributions to it by its subsidiaries, and in turn, substantially all of our cash flow is dependent on cash distributions to us by JBG SMITH LP. The creditors of each of our subsidiaries are entitled to payment of that subsidiary’s obligations to them when due and payable before distributions may be made by that subsidiary to its equity holders. In addition, the operating agreements governing some of our subsidiaries which are parties to real estate joint ventures may have restrictions on distributions which could limit the ability of those subsidiaries to make distributions to JBG SMITH LP. Thus, JBG SMITH LP’s ability to make distributions to holders of its units, including us, depends on its subsidiaries’ ability first to satisfy their obligations to their creditors, and then to make distributions to JBG SMITH LP. Likewise, our ability to pay dividends to our shareholders depends on JBG SMITH LP’s ability first to satisfy its obligations, if any, to its creditors and make distributions payable to holders of preferred units (if any), and then to make distributions to us.

In addition, our participation in any distribution of the assets of any of our subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary, occurs only after the claims of the creditors, including trade creditors, and preferred security holders, if any, of the applicable direct or indirect subsidiaries are satisfied.

Our rights and the rights of our shareholders to take action against our Trustees and officers are limited.
As permitted by Maryland law, under our declaration of trust, trustees and officers shall not be liable to us and our shareholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the trustee or officer that was material to the cause of action adjudicated.

In addition, our declaration of trust requires us to indemnify our trustees and officers for actions taken by them in those and certain other capacities to the maximum extent permitted by Maryland law. The Maryland REIT law permits a REIT to indemnify and advance expenses to its trustees, officers, employees and agents to the same extent as permitted by the MGCL for directors and officers of a Maryland corporation. Generally, Maryland law permits a Maryland corporation to indemnify its present and former directors and officers except in instances where the person seeking indemnification acted in bad faith or with active and deliberate dishonesty, actually received an improper personal benefit in money, property or services or, in the case of a criminal proceeding, had reasonable cause to believe that his or her actions were unlawful. Under Maryland law, a Maryland corporation also may not indemnify a director or officer in a suit by or in the right of the corporation in which the director or officer was adjudged liable to the corporation or for a judgment of liability on the basis that a personal benefit was improperly received. A court may order indemnification if it determines that the director or officer is fairly and reasonably entitled to indemnification, even though the director or officer did not meet the prescribed standard of conduct; however, indemnification for an adverse judgment in a suit by us or in our right, or for a judgment of liability on the basis that personal benefit was improperly received, is limited to expenses. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist. Accordingly, if actions taken in good faith by any of our trustees or officers impede the performance of our company, your ability to recover damages from such trustee or officer will be limited.
Risks Related to Our Status as a REIT

We may fail to qualify or remain qualified as a REIT and may be required to pay income taxes at corporate rates.

Although we believe that we are organized and intend to operate so as to qualify as a REIT for federal income tax purposes, we may fail to remain so qualified. Qualifications are governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations and depend on various facts and circumstances that are not entirely within our control. In addition, legislation, new regulations, administrative interpretations or court decisions may significantly change the relevant tax laws and/or the federal income tax consequences of qualifying as a REIT. If, with respect to any taxable year, we fail to maintain our qualification as a REIT and do not qualify under statutory relief provisions, we could not deduct distributions to shareholders in computing our taxable income and would have to pay federal income tax on our taxable income at regular corporate rates. If we had to pay federal income tax, the amount of money available to distribute to shareholders and pay our indebtedness would be reduced for the year or years involved, and we would not be required to make distributions to shareholders in that taxable year and in future years until we were able to qualify as a REIT. In addition, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless we were entitled to relief under the relevant statutory provisions.

REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.

For us to qualify to be taxed as a REIT, and assuming that certain other requirements are also satisfied, we generally must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to our shareholders each year, so that U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT, but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute 100% of our REIT taxable income to our shareholders out of assets legally available therefor.

From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves, or required debt or amortization payments. Further, under amendments to the Code made by federal tax reform legislation , which was signed into law on December 22, 2017 and which we refer to as the 2017 Tax Act, income must be accrued for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, subject to certain exceptions, which could also create mismatches between REIT taxable income and the receipt of cash attributable to such income. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or make taxable distributions of our shares or debt securities to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Further, amounts distributed will not be available to fund investment activities. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares. Any restrictions on our ability to incur additional indebtedness or make certain distributions could preclude us from meeting the 90% distribution requirement. Decreases in funds from operations due to unfinanced expenditures for acquisitions of assets or increases in the number of shares outstanding without commensurate increases in funds from operations would each adversely affect our ability to maintain distributions to our shareholders. Consequently, there can be no assurance that we will be able to make distributions at the anticipated distribution rate or any other rate.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends, which could depress the market price of our common shares if perceived as a less attractive investment.
The maximum tax rate applicable to income from "qualified dividends" payable by non‑REIT corporations to U.S. shareholders that are individuals, trusts and estates is 20%, and a 3.8% Medicare tax may also apply. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, the 2017 Tax Act temporarily reduces the effective tax rate on ordinary REIT dividends (i.e., dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us) for U.S. holders of our common shares that are individuals, estates or trusts by permitting such holders to claim a deduction in determining their taxable income equal to 20% of any such dividends they receive. Taking into account the 2017 Tax Act’s reduction in the maximum individual federal income tax rate from 39.6% to 37%, this results in a maximum effective rate of federal income tax (exclusive of the 3.8% Medicare tax) on ordinary REIT dividends of 29.6% through 2025, as compared to the 20% maximum federal income tax rate applicable to qualified dividend income received from a non-REIT corporation (although the maximum effective rate applicable to such dividends, after taking into account the 21% federal income tax applicable to non-REIT corporations, is 36.8%). Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the shares of non‑REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the per share trading price of our common shares.
The tax imposed on REITs engaging in "prohibited transactions" may limit our ability to engage in transactions that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we and our subsidiary REITs believe that we have held, and intend to continue to hold, our properties for investment and do not intend to hold any properties that could be characterized as held for sale to customers in the ordinary course of our business unless a sale or disposition qualifies under a statutory safe harbor applicable to REITs, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbor. In the case of some of our properties held through partnerships with third parties, our ability to dispose of such properties in a manner that satisfies the statutory safe harbor depends in part on the action of third parties over which we have no control or only limited influence.
If our operating partnership failed to qualify as a partnership for U.S. federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.
We believe that our operating partnership will be treated as a partnership for U.S. federal income tax purposes. As a partnership, our operating partnership will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our operating partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of our operating partnership or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as an entity taxable as a corporation for U.S. federal income tax purposes we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would cease to qualify as a REIT. Also, the failure of our operating partnership or any subsidiary partnership to qualify as a partnership could cause the entity to become subject to U.S. federal, state or local corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to us.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, income that we generate from transactions intended to hedge our interest rate and certain types of foreign currency risk generally will be excluded from gross income for purposes of the 75% and 95% gross income tests applicable to REITs if the instrument hedges interest rate or foreign currency risk on liabilities used to carry or acquire real estate assets or certain other types of foreign currency risk, and such instrument is properly identified. Income from certain hedges entered into in connection with the termination of a hedging transaction described in the preceding sentence, where the property or indebtedness that was the subject of the prior hedging transaction was extinguished or disposed of, will also be excluded from gross income for purposes of the 75% and 95% gross income tests. Income from hedging transactions that do not meet these requirements will generally constitute non‑qualifying income for purposes of both the 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities, because our TRS would be subject to tax on gains, or could expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except to the extent they can be carried forward and used to offset future taxable income in the TRS.
Our subsidiary REITs may be subject to a corporate tax on recognized gain if some properties are sold within five years of their acquisition.
To the extent that our operating partnership contributes appreciated properties to a subsidiary REIT that were acquired in the Formation Transaction from tax partnerships in which investors that are C corporations under the Code hold interests, the subsidiary REIT will be subject to a corporate level tax on the portion of the net built‑in gain attributable to the C corporation investors’ interests that would have otherwise been taxable to such investors if such gain is recognized by the subsidiary REIT as the result of a sale of any such property within a five‑year period following the contribution of the properties to the subsidiary REIT. This corporate level tax will be borne proportionately by all of the holders of OP Units, including us. In the alternative, we may cause our operating partnership to elect to cause the recognition of such net built‑in gain at the time of the contribution of the properties to the subsidiary REIT (a so‑called deemed sale election). In this case, the taxable recognized gain would be allocated to the C corporation investors by the operating partnership (expected to be with respect to the operating partnership’s 2017 tax year), which would increase the operating partnership’s basis in the stock of the subsidiary REIT (as to the C corporation investors only) by the amount of net built‑in gain allocated to such investors. We will decide, as general partner of the operating partnership, whether or not to cause the operating partnership to make such a deemed sale election.
Our ownership of TRSs will be limited, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our TRSs are not conducted on arm’s length terms.
We own an interest in certain TRSs, and may establish additional TRSs in the future. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. If a TRS owns more than 35% percent of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a TRS. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to U.S. federal, state and local income tax as a regular C corporation, and its after-tax net income is available for distribution to the parent REIT but is not required to be distributed. As a result of the enactment of the 2017 Tax Act, effective for taxable years beginning on or after January 1, 2018 our domestic TRSs are subject to U.S. federal income tax on their taxable income at a maximum rate of 21% (as well as applicable state and local income tax), but net operating loss, or NOL, carryforwards of TRS losses arising in taxable years beginning after December 31, 2017 may be deducted only to the extent of 80% of TRS taxable income in the carryforward year (computed without regard to the NOL deduction). In contrast to prior law, which permitted unused NOL carryforwards to be carried back two years and forward 20 years, the 2017 Tax Act provides that losses arising in taxable years ending after December 31, 2017 can no longer be carried back but can be carried forward indefinitely. In addition, a 100% excise tax will be imposed on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. Rules also limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation.
A REIT’s ownership of securities of a TRS is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% (20% for taxable years beginning after December 31, 2017) of our total assets may be represented by securities (including securities of one or more TRSs), other than those securities includable in the 75% asset test. We anticipate that the aggregate value of the stock and securities of our TRSs and other nonqualifying assets will be less than 25% of the value of our total assets through December 31, 2017 (and less than 20% of the value of our total assets after that date), and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with our TRSs to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS asset limitation or to avoid application of the 100% excise tax discussed above.
Our ability to provide certain services to our tenants may be limited by the REIT provisions of the Code, or we may have to provide such services through a TRS.
As a REIT, we generally cannot provide services to our tenants other than those that are customarily provided by landlords, and we cannot derive income from a third party that provides such services. If we forego providing such services to our tenants, we may be at a disadvantage to competitors who are not subject to the same restrictions. However, we can provide such non‑customary services to tenants or share in the revenue from such services if we do so through a TRS, though income earned through the TRS will be subject to corporate income taxes.
We face possible adverse changes in tax laws, which may result in an increase in our tax liability and adverse consequences to our shareholders.

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation, or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. Any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation, could have a material adverse effect on us.

In particular, the 2017 Tax Act, which generally takes effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions), makes many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals, corporations (both regular C corporations as well as corporations that have elected to be taxed as REITs), and the taxation of taxpayers with overseas assets and operations. A number of changes that affect noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our shareholders in various ways, some of which are adverse or potentially adverse compared to prior law. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future.

Additionally, the rules of Section 355 of the Code and the Treasury regulations promulgated thereunder, which apply to determine the taxability of the Formation Transaction, have been the subject of change and may continue to be the subject of change, possibly with retroactive application, which could have a negative effect on us and our shareholders. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could have a material adverse effect on us.

Other legislative proposals could be enacted in the future that could affect REITs and their shareholders. Prospective investors are urged to consult their tax advisors regarding the effect of the 2017 Tax Act and any other potential tax law changes on an investment in our common shares.

Risks Related to Our Common Shares

We cannot guarantee the timing, amount, or payment of dividends on our common shares.

Although we expect to pay regular cash dividends, the timing, declaration, amount and payment of future dividends to shareholders will fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors that it deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and access the capital markets. We cannot guarantee that we will pay a dividend in the future.

Future offerings of debt or equity securities, which would be senior to our common shares upon liquidation, and/or preferred equity securities, which may be senior to our common shares for purposes of dividend distributions or upon liquidation, may adversely affect the per share trading price of our common shares.
In the future, we may attempt to increase our capital resources by offering debt or equity securities (or causing our operating partnership to issue debt securities), including medium-term notes, senior or subordinated notes and classes or series of preferred shares. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution to the holders of our common shares. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Our preferred shares, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.
Your percentage of ownership in our company may be diluted in the future.

Your percentage of ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise. We also have granted and anticipate continuing to grant compensatory equity awards to our trustees, officers, employees, advisors and consultants who provide services to us. Such awards have a dilutive effect on our earnings per share, which could adversely affect the market price of our common shares.

In addition, our declaration of trust authorizes us to issue, without the approval of our shareholders, one or more classes or series of preferred shares having such designation, voting powers, preferences, rights and other terms, including preferences over our common shares with respect to dividends and distributions, as our Board of Trustees generally may determine. The terms of one or more classes or series of preferred shares could dilute the voting power or reduce the value of our common shares. For example, we could grant the holders of preferred shares the right to elect some number of our trustees in all events or on the occurrence of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred shares could affect the residual value of our common shares.

From time to time we may seek to make one or more material acquisitions. The announcement of such a material acquisition may result in a rapid and significant decline in the price of our common shares.

We are continuously looking at material transactions that we believe will maximize shareholder value. However, an announcement by us of one or more significant acquisitions could result in a quick and significant decline in the price of our common shares.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements contained herein constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "estimates," "intends," "plans," "would," "may" or other similar expressions in this Annual Report on Form 10-K.

In particular, information included under "Business," "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For a discussion of factors that could materially affect the outcome of our forward-looking statements, see "Risk Factors" in this Annual Report on Form 10-K.

You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the SEC as of the date of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES
Note on presentation of "at share" information. We present certain financial information and metrics "at JBG SMITH Share," which refers to our ownership percentage of consolidated and unconsolidated assets in real estate ventures. Financial information "at JBG SMITH Share" is calculated on an entity-by-entity basis. "At JBG SMITH Share" information, which we also refer to as being "at share," "our pro rata share" or "our share," is not, and is not intended to be, a presentation in accordance with GAAP. Because as of December 31, 2017, approximately 12.6% of our assets, as measured by total square feet, were held through real estate ventures, we believe this form of presentation, which includes our economic interests in the unconsolidated real estate ventures, provides investors important information regarding a significant component of our portfolio, its composition, performance and capitalization. We classify our portfolio as “operating,” “near-term development” or “future development.” “Near-term development” refers to assets that have substantially completed the entitlement process and on which we intend to commence construction within 18 months following December 31, 2017, subject to market conditions. We had no near-term development assets as of December 31, 2017. “Future development” refers to assets that are development opportunities on which we do not intend to commence construction within 18 months of December 31, 2017 where we (i) own land or control the land through a ground lease or (ii) are under a long-term conditional contract to purchase, or enter into a leasehold interest with respect to land.
The tables below provide information about each of our office, multifamily, other, near-term development and future development portfolios as of December 31, 2017. Many of our future development parcels are adjacent to or an integrated component of operating office, multifamily or other assets in our portfolio. A significant number of our assets included in the tables below are held through real estate ventures with third parties or are subject to ground leases. In addition to other information, the tables below indicate our percentage ownership, whether the assets are consolidated or unconsolidated and whether the asset is subject to a ground lease.

Office Assets

Office Assets	% Ownership	C/U (1)	Same Store (2) YTD 2016-2017	Total Square Feet	% Leased	Office % Occupied	Retail % Occupied

DC
Universal Buildings	100.0%	C	Y	686,919	97.7%	98.9%	99.6%
2101 L Street	100.0%	C	Y	380,375	98.7%	99.0%	100.0%
Bowen Building	100.0%	C	Y	231,402	86.1%	86.1%	—
1730 M Street (3)	100.0%	C	Y	205,360	92.5%	92.2%	100.0%
1233 20th Street	100.0%	C	N	151,695	86.8%	87.2%	—
Executive Tower	100.0%	C	Y	129,739	79.7%	80.0%	88.6%
1600 K Street	100.0%	C	N	84,601	92.6%	91.0%	100.0%
L’Enfant Plaza Office-East (3)	49.0%	U	N	437,518	89.7%	89.9%	—
L’Enfant Plaza Office-North	49.0%	U	N	305,157	84.7%	83.8%	85.9%
L’Enfant Plaza Retail (3)	49.0%	U	N	143,614	78.1%	100.0%	79.0%
The Warner	55.0%	U	Y	585,040	98.6%	99.6%	90.4%
Investment Building	5.0%	U	Y	401,400	91.3%	91.1%	100.0%
The Foundry	9.9%	U	N	233,533	91.2%	92.4%	70.3%
1101 17th Street	55.0%	U	Y	215,675	97.0%	98.4%	82.7%

Office Assets	% Ownership	C/U (1)	Same Store (2) YTD 2016-2017	Total Square Feet	% Leased	Office % Occupied	Retail % Occupied

VA
Courthouse Plaza 1 and 2 (3)	100.0%	C	Y	639,431	93.6%	91.9%	100.0%
2345 Crystal Drive	100.0%	C	Y	507,336	82.2%	82.4%	100.0%
2121 Crystal Drive	100.0%	C	Y	505,754	99.9%	95.6%	—
1550 Crystal Drive (4)	100.0%	C	Y	489,997	78.7%	80.2%	75.5%
RTC-West (4)	100.0%	C	N	446,176	94.8%	93.2%	—
2231 Crystal Drive	100.0%	C	Y	466,975	89.3%	83.7%	100.0%
2011 Crystal Drive	100.0%	C	Y	444,905	82.5%	82.7%	100.0%
2451 Crystal Drive	100.0%	C	Y	402,172	75.6%	74.8%	100.0%
Commerce Executive (4)	100.0%	C	Y	393,527	89.8%	89.9%	95.2%
1235 S. Clark Street	100.0%	C	Y	384,026	84.4%	82.1%	100.0%
241 18th Street S.	100.0%	C	Y	361,193	76.2%	73.5%	89.9%
251 18th Street S.	100.0%	C	Y	343,245	98.0%	98.9%	95.8%
1215 S. Clark Street	100.0%	C	Y	336,159	100.0%	100.0%	100.0%
201 12th Street S.	100.0%	C	Y	333,838	95.3%	96.2%	100.0%
800 North Glebe Road	100.0%	C	N	305,039	99.5%	100.0%	100.0%
1225 S. Clark Street	100.0%	C	Y	283,812	50.8%	48.4%	100.0%
2200 Crystal Drive	100.0%	C	Y	282,920	45.6%	45.6%	—
1901 South Bell Street	100.0%	C	Y	277,003	100.0%	100.0%	100.0%
2100 Crystal Drive	100.0%	C	Y	249,281	98.8%	100.0%	—
200 12th Street S.	100.0%	C	Y	202,736	86.7%	83.1%	—
2001 Jefferson Davis Highway	100.0%	C	Y	160,817	62.4%	61.4%	—
Summit I (5)	100.0%	C	N	145,768	100.0%	100.0%	—
Summit II (4) (5)	100.0%	C	N	138,350	100.0%	100.0%	100.0%
1800 South Bell Street (4)	100.0%	C	N	74,701	100.0%	100.0%	100.0%
Crystal City Shops at 2100	100.0%	C	Y	79,755	93.3%	—	93.5%
Wiehle Avenue Office Building	100.0%	C	N	77,528	55.9%	57.5%	—
1831 Wiehle Avenue (4)	100.0%	C	N	25,152	100.0%	100.0%	—
Crystal Drive Retail	100.0%	C	Y	56,965	100.0%	—	100.0%
Pickett Industrial Park	10.0%	U	N	246,145	100.0%	100.0%	—
Rosslyn Gateway-North	18.0%	U	N	144,483	91.4%	86.6%	96.0%
Rosslyn Gateway-South	18.0%	U	N	105,723	79.8%	81.8%	40.4%

MD
7200 Wisconsin Avenue	100.0%	C	N	270,628	68.7%	67.6%	82.2%
One Democracy Plaza* (3)	100.0%	C	Y	214,300	98.4%	98.9%	100.0%
4749 Bethesda Avenue Retail	100.0%	C	N	13,633	100.0%	—	100.0%
11333 Woodglen Drive	18.0%	U	N	62,875	97.6%	97.2%	100.0%
NoBe II Office (4)	18.0%	U	N	39,836	61.9%	51.7%	100.0%

Total / Weighted Average				13,704,212	88.5%	87.9%	93.5%

Recently Delivered
VA
RTC - West Retail	100.0%	C	N	40,025	77.8%	—	48.4%

Operating - Total / Weighted Average				13,744,237	88.5%	87.9%	91.7%

Office Assets	% Ownership	C/U (1)	Same Store (2) YTD 2016-2017	Total Square Feet	% Leased	Office % Occupied	Retail % Occupied

Under Construction
DC
1900 N Street (3) (6)	100.0%	C	N	271,433	29.6%
L’Enfant Plaza Office-Southeast	49.0%	U	N	215,185	65.1%
VA
CEB Tower at Central Place (3)	100.0%	C	N	529,997	73.3%
MD
4747 Bethesda Avenue (7)	100.0%	C	N	287,183	69.8%
Under Construction - Total / Weighted Average				1,303,798	62.1%

Total / Weighted Average				15,048,035	86.2%

Totals at JBG SMITH Share
Operating assets				11,829,162	88.0%	87.2%	92.9%
Under construction assets				1,194,043	61.8%
_______________
Note: At 100% share. Excludes our 10% subordinated interests in five commercial buildings held through a real estate venture in which we have no economic interest.
* Not Metro-served.

(1)	"C" denotes a consolidated interest. "U" denotes an unconsolidated interest.

(2)
"Y" denotes an asset as same store and "N" denotes an asset as non-same store. Same store refers to assets that were in service for the entirety of both periods being compared, except for assets for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. No JBG Assets are considered same store.

(3)	Asset is subject to a ground lease.

(4)
The following assets contain space that is held for development or not otherwise available for lease. This out-of-service square footage is excluded from area, leased, and occupancy metrics in the above table.

Office Asset	In-Service	Not Available for Lease
1550 Crystal Drive	489,997	18,293
RTC - West	446,176	19,911
Commerce Executive	393,527	14,085
Summit II	138,350	6,480
1800 South Bell Street	74,701	146,079
1831 Wiehle Avenue	25,152	50,039
NoBe II Office	39,836	96,983

(5)	In January 2018, we entered into an agreement for the sale of Summit I and II. See Note 20 to the financial statements for additional information.

(6)
Subsequent to December 31, 2017, we recapitalized the asset through a real estate venture, which will reduce our ownership percentage from 100.0% to 55.0% as contributions are funded. See Note 20 to the financial statements for additional information.

(7)	Includes JBG SMITH’s lease for approximately 80,200 square feet.

Multifamily Assets

Multifamily Assets	% Ownership	C/U (1)	Same Store (2) YTD 2016-2017	Number of Units	Total Square Feet	% Leased	Multifamily % Occupied	Retail % Occupied

DC
Fort Totten Square	100.0%	C	N	345	384,316	93.3%	86.7%	100.0%
WestEnd25	100.0%	C	Y	283	273,264	98.1%	95.8%	—
The Gale Eckington	5.0%	U	N	603	466,716	94.2%	91.8%	100.0%
Atlantic Plumbing	64.0%	U	N	310	245,527	96.4%	93.1%	100.0%

VA
RiverHouse Apartments	100.0%	C	Y	1,670	1,322,016	94.7%	93.7%	100.0%
The Bartlett	100.0%	C	N	699	619,372	95.2%	94.1%	100.0%
220 20th Street	100.0%	C	Y	265	271,790	96.8%	94.3%	83.3%
2221 South Clark Street	100.0%	C	Y	216	171,080	100.0%	100.0%	—
Fairway Apartments*	10.0%	U	N	346	370,850	93.5%	92.3%	—

MD
Falkland Chase-South & West	100.0%	C	N	268	222,949	97.7%	96.6%	—
Falkland Chase-North (3)	100.0%	C	N	162	106,159	97.8%	95.1%	—
Galvan	1.8%	U	N	356	390,650	92.4%	88.5%	96.8%
The Alaire (4)	18.0%	U	N	279	266,497	92.5%	91.9%	100.0%
The Terano (3) (4)	1.8%	U	N	214	195,864	90.7%	88.1%	76.2%

Operating - Total / Weighted Average				6,016	5,307,050	94.8%	93.0%	98.1%

Under Construction
DC
West Half	95.4%	C	N	465	388,174
965 Florida Avenue (5)	96.1%	C	N	433	336,092
1221 Van Street	100.0%	C	N	291	226,546
Atlantic Plumbing C	100.0%	C	N	256	225,531

MD
7900 Wisconsin Avenue	50.0%	U	N	322	359,025

Under Construction - Total				1,767	1,535,368

Total				7,783	6,842,418

Totals at JBG SMITH Share
Operating assets				4,232	3,647,031	95.6%	93.8%	99.8%
Under construction assets				1,568	1,325,142
_______________
Note: At 100% share.
* Not Metro-served.

(1)	"C" denotes a consolidated interest. "U" denotes an unconsolidated interest.

(2)
"Y" denotes an asset as same store and "N" denotes an asset as non-same store. Same store refers to assets that were in service for the entirety of both periods being compared, except for assets for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. No JBG Assets are considered same store.

(3)
The following assets contain space that is held for development or not otherwise available for lease. This out-of-service square footage is excluded from area, leased, and occupancy metrics in the above table.

Multifamily Asset	In-Service	Not Available for Lease
Falkland Chase - North	106,159	13,284
The Terano	195,864	3,904

(4)	Asset is subject to a ground lease.

(5)
Ownership percentage reflects expected dilution of JBG SMITH's real estate venture partner as contributions are funded during the construction of the asset. As of December 31, 2017, JBG SMITH's ownership interest was 67.6%.

Other Assets

Other Assets	% Ownership	C/U (1)	Same Store (2) YTD 2016-2017	Total Square Feet (3)	% Leased	% Occupied

Retail
DC
North End Retail	100.0%	C	N	27,432	100.0%	99.0%
VA
Vienna Retail*	100.0%	C	Y	8,547	100.0%	100.0%
Stonebridge at Potomac Town Center-Phase I*	10.0%	U	N	462,633	93.9%	93.9%
Total / Weighted Average				498,612	94.3%	94.2%

Hotel
VA
Crystal City Marriott Hotel	100.0%	C	Y	266,000 (345 Rooms)

Operating - Total				764,612

Under Construction
VA
Stonebridge at Potomac Town Center-Phase II*	10.0%	U	N	41,050	100.0%

Total				805,662

Totals at JBG SMITH Share
Operating assets				348,242	96.5%	96.2%
Under construction assets				4,105	100.0%
_______________
Note: At 100% share.
* Not Metro-served.

(1)	"C" denotes a consolidated interest. "U" denotes an unconsolidated interest.

(2)
"Y" denotes an asset as same store and "N" denotes an asset as non-same store. Same store refers to assets that were in service for the entirety of both periods being compared, except for assets for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. No JBG Assets are considered same store.

Near-Term Developments

As of December 31, 2017, we had no near-term development assets.

Future Developments

						Estimated Commercial SF / Multifamily Units to be Replaced (1)
	Number of Assets						Estimated Total Investment (In thousands)
		Estimated Potential Development Density (SF)
Region		Total	Office	Multifamily	Retail

Owned
DC
DC Emerging	7	1,426,900	312,100	1,105,800	9,000	—	$77,143
DC CBD	1	336,200	324,400	—	11,800	—	51,093
	8	1,763,100	636,500	1,105,800	20,800	—	128,236
VA
Pentagon City	5	4,572,800	1,429,100	2,999,100	144,600	—	163,284
Reston	6	4,193,100	1,282,800	2,683,600	226,700	102,680 SF / 15 units	92,596
Crystal City	9	2,982,400	620,000	2,088,200	274,200	74,701 SF	143,575
Other VA	5	951,300	496,400	394,300	60,600	22,203 SF	33,122
	25	12,699,600	3,828,300	8,165,200	706,100	199,584 SF / 15 units	432,577
MD
Silver Spring	1	1,276,300	—	1,156,300	120,000	162 units	40,198
Greater Rockville	4	126,500	19,200	88,600	18,700	7,170 SF	4,029
	5	1,402,800	19,200	1,244,900	138,700	7,170 SF / 162 units	44,227
Total / weighted average	38	15,865,500	4,484,000	10,515,900	865,600	206,754 SF / 177 units	$605,040
Optioned (2)
DC
DC Emerging	4	2,045,100	78,800	1,750,400	215,900	—	$131,432
VA
Other VA	1	11,300	—	10,400	900	—	1,019
Total / weighted average	5	2,056,400	78,800	1,760,800	216,800	—	$132,451
Total / Weighted Average	43	17,921,900	4,562,800	12,276,700	1,082,400	206,754 SF / 177 units	$737,491
_______________
Note: At JBG SMITH share.

(1)
Represents management's estimate of the total office and/or retail rentable square feet and multifamily units that would need to be redeveloped to access some of the estimated potential development density.

(2)	As of December 31, 2017, the weighted average remaining term for the optioned future development assets is 5.8 years.

Major Tenants
The following table sets forth information for our 10 largest tenants by annualized rent for the year ended December 31, 2017:

		At JBG SMITH Share
Tenant	Number of Leases	Square Feet	% of Total Square Feet	Annualized Rent (In thousands)	% of Total Annualized Rent
GSA	82	2,579,525	24.4%	$103,149	22.3%
Family Health International	9	320,791	3.0%	15,641	3.4%
Lockheed Martin Corporation	5	274,361	2.6%	13,493	2.9%
Arlington County	9	241,288	2.3%	11,608	2.5%
Paul Hastings LLP	5	125,863	1.2%	9,478	2.1%
Greenberg Traurig LLP	1	115,315	1.1%	8,904	1.9%
Baker Botts	2	85,090	0.8%	6,796	1.5%
Public Broadcasting Service	5	140,885	1.3%	5,707	1.2%
WeWork	3	122,271	1.2%	5,553	1.2%
Accenture LLP	1	102,756	1.0%	5,545	1.2%
Total	122	4,108,145	38.9%	$185,874	40.2%
________________

Note: Includes all in-place leases as of December 31, 2017 for office and retail space within JBG SMITH's operating portfolio.

Lease Expirations
The following table sets forth as of December 31, 2017 the anticipated expirations of tenant leases in our consolidated portfolio for each year from 2018 through 2026 and thereafter, assuming no exercise of renewal options or early termination rights:

		At JBG SMITH Share
Year of Lease Expiration	Number of Leases	Square Feet	% of Total Square Feet	Annualized Rent (in thousands)	% of Total Annualized Rent	Annualized Rent Per Square Foot	Estimated Annualized Rent Per Square Foot at Expiration (1)
Month-to-Month	77	126,322	1.2%	$2,949	0.6%	$23.34	$23.34
2018	193	945,626	8.9%	40,977	8.9%	43.33	43.72
2019	174	1,182,027	11.2%	53,758	11.6%	45.48	46.65
2020	187	1,472,239	13.9%	69,613	15.1%	47.28	49.37
2021	130	1,044,166	9.9%	47,870	10.4%	45.84	49.58
2022	126	1,437,614	13.6%	66,269	14.3%	46.10	49.36
2023	74	462,611	4.4%	18,683	4.0%	40.39	45.85
2024	80	646,725	6.1%	29,030	6.3%	44.89	52.42
2025	57	417,943	4.0%	16,299	3.5%	39.00	45.34
2026	69	387,140	3.7%	17,316	3.7%	44.73	51.89
Thereafter	155	2,453,264	23.1%	99,555	21.6%	40.58	51.87
In‑Place Leases - Total/Weighted Average	1,322	10,575,677	100.0%	$462,319	100.0%	$43.72	$48.81
____________________
Note: Includes all leases for office and retail space within JBG SMITH's operating portfolio.

(1)
Represents monthly base rent before free rent, plus tenant reimbursements, as of lease expiration multiplied by 12 and divided by square feet. Triple net leases are converted to a gross basis by adding tenant reimbursements to monthly base rent. Tenant reimbursements at lease expiration are estimated by escalating tenant reimbursements as of December 31, 2017, or management’s estimate thereof, by 2.75% annually through the lease expiration year.

ITEM 3. LEGAL PROCEEDINGS
We are, from time to time, involved in legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends
Our common shares began regular way trading on the New York Stock Exchange, or NYSE, on July 18, 2017, under the symbol "JBGS." On March 5, 2018, there were 882 holders of record of our common shares. This does not reflect individuals or other entities who hold their shares in "street name." The following table sets forth the high and low closing prices and the cash dividends declared on our common shares by quarter for 2017 as applicable:

	2017
	High Price Per Share	Low Price per Share	Dividends Declared Per Common Share (1)
Third quarter (July 18 - September 30)	$37.24	$32.08	$—
Fourth quarter	35.64	30.79	0.45
_______________
(1) Of the total dividends declared, dividends declared in December 2017 of $0.225 per common share were paid in January 2018.

Future declarations of dividends will be made at the discretion of our Board of Trustees and will depend upon cash generated by our operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as our Board of Trustees deems relevant. To qualify for the beneficial tax treatment accorded to REITs under the Code, we are currently required to make distributions to holders of our shares in an amount equal to at least 90% of our REIT taxable income as defined in Section 857 of the Code.

The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2018 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, the capital gain dividends are generally taxable to the shareholder as long-term capital gains.

Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings of under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return of our common shares, the S&P MidCap 400 Index and the FTSE NAREIT Equity Office Index, from July 18, 2017 (the completion date of the Formation Transaction) through December 31, 2017. The comparison assumes $100 was invested on July 18, 2017 in our common shares and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the FTSE NAREIT Equity Office Index because we believe that it is representative of the industry in which we compete and is relevant to an assessment of our performance. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	Period Ending
	07/18/17	07/31/17	08/31/17	09/30/17	10/31/17	11/30/17	12/31/17
JBG SMITH Properties	100.00	95.27	87.89	91.86	83.81	90.07	94.51
S&P MidCap 400 Index	100.00	99.90	98.37	102.22	104.54	108.38	108.61
FTSE NAREIT Equity Office Index	100.00	98.56	97.48	99.26	98.39	101.15	102.57

Sales of Unregistered Shares

In connection with the Separation, on July 17, 2017, JBG SMITH LP issued 100.6 million OP Units to VRLP in exchange for the contribution by VRLP of Vornado’s Washington, DC business (including interests in entities holding properties). In addition, we issued 94.7 million common shares to Vornado in exchange for the contribution by Vornado of the 94.7 million OP Units that Vornado received in the distribution by VRLP. The OP Units and common shares issued to VRLP and Vornado, respectively, were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering. Neither of these offerings was a “public offering” because only one person was involved in each transaction, neither JBG SMITH nor JBG SMITH LP has engaged in general solicitation or advertising with regard to the issuance and sale of the OP Units and common shares to VRLP and Vornado, and neither JBG SMITH nor JBG SMITH LP has offered securities to the public in connection with such issuances and sales to VRLP and Vornado.

In connection with the Combination, on July 18, 2017, we issued 23.2 million common shares and JBG SMITH LP issued 13.9 million OP Units as consideration for contribution of the JBG Assets, which were issued in reliance upon an exemption from registration pursuant to Regulation D under the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering. Among other things, JBG SMITH and JBG SMITH LP relied on the fact that there was no general solicitation or advertising with regard to the issuance and sale of these securities. The OP Units are redeemable for cash or, at our election, common shares, beginning August 1, 2018, subject to certain limitations.
Repurchases of Equity Securities
During the year ended December 31, 2017, we did not repurchase any of our equity securities.

Equity Compensation Plan Information
Information regarding equity compensation plans is presented in Part III, Item 12 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The following table includes selected consolidated and combined financial data set forth as of and for each of the five years in the period ended December 31, 2017. The consolidated balance sheet as of December 31, 2017 reflects the consolidation of properties that are wholly owned and properties in which we own less than 100% interest, including JBG SMITH LP, but in which we have a controlling interest. The consolidated and combined statement of operations for the year ended December 31, 2017 includes our consolidated accounts and the combined accounts of the Vornado Included Assets. Accordingly, the results presented for the year ended December 31, 2017 reflect the operations, comprehensive income (loss), and changes in cash flows and equity on a carved-out and combined basis for the period from January 1, 2017 through the date of the Separation and on a consolidated basis subsequent to the Separation. Consequently, our results for the periods before and after the Formation Transaction are not directly comparable. The financial data for the periods prior to the Separation are derived from audited combined financial statements. This selected financial data should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and our audited consolidated and combined financial statements and related notes included in Part II, Items 7 and 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013

Statement of Operations Data:
Total revenue	$543,013	$478,519	$470,607	$472,923	$476,311
Depreciation and amortization	161,659	133,343	144,984	112,046	108,571
Property operating	111,055	100,304	101,511	101,597	99,069
Real estate taxes	66,434	57,784	58,874	56,165	55,361
General and administrative:
Corporate and other	47,131	48,753	44,424	46,188	46,652
Third-party real estate services	51,919	19,066	18,217	18,308	16,984
Share-based compensation related to Formation Transaction	29,251	—	—	—	—
Transaction and other costs	127,739	6,476	—	—	—
Total operating expenses	595,188	365,726	368,010	334,304	326,637
Operating income (loss)	(52,175)	112,793	102,597	138,619	149,674
Loss from unconsolidated real estate ventures, net	(4,143)	(947)	(4,283)	(1,278)	(4,444)
Interest and other income, net	1,788	2,992	2,557	1,338	129
Interest expense	(58,141)	(51,781)	(50,823)	(57,137)	(65,813)
Loss on extinguishment of debt	(701)	—	—	—	—
Gain on bargain purchase	24,376	—	—	—	—
Income (loss) before income tax benefit (expense)	(88,996)	63,057	50,048	81,542	79,546
Income tax benefit (expense)	9,912	(1,083)	(420)	(242)	12,480
Net income (loss)	(79,084)	61,974	49,628	81,300	92,026
Net loss attributable to redeemable noncontrolling interests	7,328	—	—	—	—
Net loss attributable to noncontrolling interest	3	—	—	—	—
Net income (loss) attributable to common shareholders	$(71,753)	$61,974	$49,628	$81,300	$92,026
Earnings (loss) per common share:
Basic	$(0.70)	$0.62	$0.49	$0.81	$0.92
Diluted	$(0.70)	$0.62	0.49	0.81	0.92
Weighted average number of common shares outstanding - basic and diluted	105,359	100,571	100,571	100,571	100,571
Dividends declared per common share	$0.45	$—	$—	$—	$—
Balance Sheet Data:
Real estate, net	$5,014,467	$3,224,622	$3,129,973	$3,011,407	$2,968,056
Total assets	6,071,807	3,660,640	3,575,878	3,357,744	3,226,203
Mortgages payable, net	2,025,692	1,165,014	1,302,956	1,277,889	1,180,480
Revolving credit facility	115,751	—	—	—	—
Unsecured term loan, net	46,537	—	—	—	—
Redeemable noncontrolling interests	609,129	—	—	—	—
Total equity	2,974,814	2,121,984	2,059,491	1,988,915	1,966,321
Cash Flow Statement Data:
Provided by operating activities	$74,183	$159,541	$178,230	$187,386	$176,255
Used in investing activities	(7,676)	(258,807)	(236,617)	(239,336)	(98,349)
Provided by (used in) financing activities	239,787	51,083	122,671	33,353	(73,711)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated and combined financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Organization and Basis of Presentation

JBG SMITH was organized by Vornado as a Maryland REIT on October 27, 2016 (capitalized on November 22, 2016). JBG SMITH was formed for the purpose of receiving, via the Separation on July 17, 2017, substantially all of the assets and liabilities of Vornado’s Washington, DC segment, which are referred to as the Vornado Included Assets. On July 18, 2017, JBG SMITH acquired the JBG Assets of JBG in the Combination. Substantially all of our assets are held by, and our operations are conducted through, JBG SMITH LP.

Prior to the Separation from Vornado, JBG SMITH was a wholly owned subsidiary of Vornado and had no material assets or operations. On July 17, 2017, Vornado distributed 100% of the then outstanding common shares of JBG SMITH on a pro rata basis to the holders of its common shares. Prior to such distribution by VRLP, Vornado's operating partnership, distributed OP Units in JBG SMITH LP on a pro rata basis to the holders of VRLP's common limited partnership units, consisting of Vornado and the other common limited partners of VRLP. Following such distribution by VRLP and prior to such distribution by Vornado, Vornado contributed to JBG SMITH all of the OP Units it received in exchange for common shares of JBG SMITH. Each Vornado common shareholder received one JBG SMITH common share for every two Vornado common shares held as of the close of business on July 7, 2017 (the "Record Date").  Vornado and each of the other limited partners of VRLP received one JBG SMITH LP OP Unit for every two common limited partnership units in VRLP held as of the close of business on the Record Date. Our operations are presented as if the transfer of the Vornado Included Assets had been consummated prior to all historical periods presented in the accompanying consolidated and combined financial statements at the carrying amounts of such assets and liabilities reflected in Vornado’s books and records.

The following is a discussion of the historical results of operations and liquidity and capital resources of JBG SMITH as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, which includes results prior to the consummation of the Separation. The historical results presented prior to the consummation of the Separation include the Vornado Included Assets, all of which were under common control of Vornado until July 17, 2017. Unless otherwise specified, the discussion of the historical results prior to July 18, 2017 does not include the results of the JBG Assets. Consequently, our results for the periods before and after the Formation Transaction are not directly comparable.
References to the financial statements refer to our consolidated and combined financial statements as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017. References to the balance sheets refer to our consolidated and combined balance sheets as of December 31, 2017 and 2016. References to the statement of operations refer to our consolidated and combined statements of operations for each of the three years in the period ended December 31, 2017. References to the statement of cash flows refer to our consolidated and combined statements of cash flows for each of the three years in the period ended December 31, 2017.

The accompanying financial statements are prepared in accordance with GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and revenue and expenses during the reporting periods. Actual results could differ from these estimates. The historical financial results for the Vornado Included Assets reflect charges for certain corporate costs allocated by the former parent which we believe are reasonable. These charges were based on either actual costs incurred or a proportion of costs estimated to be applicable to the Vornado Included Assets based on an analysis of key metrics, including total revenues. Such costs do not necessarily reflect what the actual costs would have been if the Vornado Included Assets had been operating as a separate standalone public company. These charges are discussed further in Note 18 to the financial statements included herein.
We intend to elect to be taxed as a REIT under sections 856-860 of the Code. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as dividends to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Prior to the Separation, Vornado operated as a REIT and distributed 100% of taxable income to its shareholders, accordingly, no provision for federal income taxes has been made in the accompanying financial statements for the periods prior to the Separation. We intend to adhere to these requirements and maintain our REIT status in future periods.

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
We also participate in the activities conducted by subsidiary entities which have elected to be treated as TRSs under the Code. As such, we are subject to federal, state, and local taxes on the income from these activities. Income taxes attributable to our TRSs are accounted for under the asset and liability method. Under the asset and liability method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.
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
Overview
We own and operate a portfolio of high-quality office and multifamily assets, many of which are amenitized with ancillary retail. Our portfolio reflects our longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, DC metropolitan area that have high barriers to entry and key urban amenities, including being within walking distance of a Metro station.
As of December 31, 2017, our Operating Portfolio consists of 69 operating assets comprising 51 office assets totaling over 13.7 million square feet (11.8 million square feet at our share), 14 multifamily assets totaling 6,016 units (4,232 units at our share) and four other assets totaling approximately 765,000 square feet (348,000 square feet at our share). Additionally, we have (i) ten assets under construction comprising four office assets totaling approximately 1.3 million square feet (1.2 million square feet at our share), five multifamily assets totaling 1,767 units (1,568 units at our share) and one other asset totaling approximately 41,100 square feet (4,100 square feet at our share); and (iii) 43 future development assets totaling approximately 21.4 million square feet (17.9 million square feet at our share) of estimated potential development density.
Key highlights of operating results for the year ended December 31, 2017 included:

•
a net loss of $71.8 million, or $0.70 per diluted common share, for the year ended December 31, 2017 as compared to net income of $62.0 million, or $0.62 per diluted common share, for the year ended December 31, 2016. The net loss for the year ended December 31, 2017 included transaction and other costs of $127.7 million and a gain on bargain purchase of $24.4 million;

•	a decrease in operating office portfolio leased and occupied percentages to 88.0% leased and 87.2% occupied as of December 31, 2017 from 88.2% and 87.5% as of September 30, 2017;

•	a decrease in operating multifamily portfolio leased and occupancy percentages to 95.6% leased and 93.8% occupied as of December 31, 2017 from 96.2% and 94.6% as of September 30, 2017;

•
the leasing of approximately 1.7 million square feet, or 1.6 million square feet at our share, at an initial rent (1) of $45.92 per square foot and a GAAP-basis weighted average rent per square foot of $47.19 for the year ended December 31, 2017; and

•	an increase in same store (2) NOI of 6.5% to $272.0 million for the year ended December 31, 2017 as compared to $255.3 million for the year ended December 31, 2016.
_________________

(1)	Represents the cash basis weighted average starting rent per square foot, which excludes free rent and periodic rent steps.

(2)
Includes the results of the properties that are owned, operated and in service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. Excludes the JBG Assets acquired in the Combination.

Additionally, investing and financing activity during the year ended December 31, 2017 included:

•	the issuance of 94.7 million common shares and 5.8 million OP Units in connection with the Separation (see Note 1 to the financial statements for more information);

•	the issuance of 23.2 million common shares and 13.9 million OP Units in connection with the Combination (see Note 3 to the financial statements for more information);

•
the closing of a $1.4 billion credit facility, consisting of a $1.0 billion revolving credit facility maturing in July 2021, with two six-month extension options, a delayed draw $200.0 million unsecured term loan maturing in January 2023 and a delayed draw $200.0 million unsecured term loan maturing in July 2024;

•	the prepayment of mortgages payable with an aggregate principal balance of $250.0 million;

•
the execution of interest rate swap agreements with an aggregate notional value of $856.9 million to convert variable interest rates applicable to our unsecured term loan and certain mortgages payable to fixed rates;

•	the payment of dividends during 2017 of $0.225 per common share. Dividends declared in December 2017 of $0.225 per common share were paid in January 2018; and

•	the investment of $210.6 million in development costs, construction in progress and real estate additions.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions that in certain circumstances may significantly impact our financial results. These estimates are prepared using management’s best judgment, after considering past and current events and economic conditions. In addition, certain information relied upon by management in preparing such estimates includes internally generated financial and operating information, external market information, when available, and when necessary, information obtained from consultations with third-party experts. Actual results could differ from these estimates. We consider an accounting estimate to be critical if changes in the estimate could have a material impact on our consolidated and combined results of operations or financial condition.
Our significant accounting policies are more fully described in Note 2 to the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K; however, the most critical accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows:
Business Combinations
We account for business combinations, including the acquisition of real estate, using the acquisition method pursuant to which we recognize and measure the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree at their acquisition date fair values. Accordingly, we estimate the fair values of acquired tangible assets (consisting of real estate, cash and cash equivalents, tenant and other receivables, investments in unconsolidated real estate ventures and other assets, as applicable), identified intangible assets and liabilities (consisting of the value of in-place leases, above- and below-market leases, options to enter into ground leases and management contracts, as applicable), assumed debt and other liabilities, and noncontrolling interests, as applicable, based on our evaluation of information and estimates available at that date. Based on these estimates, we allocate the purchase price to the identified assets acquired and liabilities assumed. Any excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. Any excess of the fair value of assets acquired over the purchase price is recorded as a gain on bargain purchase. If, up to one year from the acquisition date, information regarding the fair value of the net assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made on a prospective basis to the purchase price allocation, which may include adjustments to identified assets, assumed liabilities, and goodwill or the gain on bargain purchase, as applicable. The results of operations of acquisitions are prospectively included in our financial statements beginning with the date of the acquisition. Transaction costs related to business combinations are expensed as incurred and included in "Transaction and other costs" in our statements of operations.

The fair values of buildings are determined using the "as-if vacant" approach whereby we use discounted income or cash flow models with inputs and assumptions that we believe are consistent with current market conditions for similar assets. The most significant assumptions in determining the allocation of the purchase price to buildings are the exit capitalization rate, discount rate, estimated market rents and hypothetical expected lease-up periods. We assess fair value of land based on market comparisons and development projects using an income approach of cost plus a margin.
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

•
Factors considered in determining the value allocable to in-place leases during hypothetical lease-up periods related to space that is leased at the time of acquisition include (i) lost rent and operating cost recoveries during the hypothetical lease-up period and (ii) theoretical leasing commissions required to execute similar leases. These intangible assets are recorded as "Identified intangible assets" in "Other assets, net" in the balance sheets and are amortized to "Depreciation and amortization expenses" in our statements of operations over the remaining term of the existing lease.

•
The fair value of the in-place property management, leasing, asset management, and development and construction management contracts is based on revenue and expense projections over the estimated life of each contract discounted using a market discount rate. These management contract intangibles are amortized to "Depreciation and amortization expenses" in our statements of operations over the weighted average life of the management contracts.

The fair value of investments in unconsolidated real estate ventures and related noncontrolling interests is based on the estimated fair values of the identified assets acquired and liabilities assumed of each venture, including future expected cash flows from promote interests.
The fair value of the mortgages payable assumed was determined using current market interest rates for comparable debt financings. The fair values of the interest rate swaps and caps are based on the estimated amounts we would receive or pay to terminate the contract at the acquisition date and are determined using interest rate pricing models and observable inputs. The carrying value of cash, restricted cash, working capital balances, leasehold improvements and equipment, and other assets acquired and liabilities assumed approximates fair value.
Real Estate
Real estate is carried at cost, net of accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred and are included in "Property operating expenses" in our statements of operations. As real estate is undergoing redevelopment activities, all property operating expenses directly associated with and attributable to the redevelopment, including interest expense, are capitalized to the extent that we believe such costs are recoverable through the value of the property. The capitalization period ends when redevelopment activities are substantially complete. General and administrative costs are expensed as incurred. Depreciation requires an estimate of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. Depreciation is recognized on a straight‑line basis over estimated useful lives, which range from three to 40 years. Tenant improvements are amortized on a straight‑line basis over the lives of the related leases, which approximate the useful lives of the tenant improvements.
Construction in progress, including land, is carried at cost, and no depreciation is recorded. Real estate undergoing significant renovations and improvements is considered to be under development. All direct and indirect costs related to development activities are capitalized into "Construction in progress, including land" on our balance sheets, except for certain demolition costs, which are expensed as incurred. Direct development costs incurred include: pre-development expenditures directly related to a specific project, development and construction costs, interest, insurance and real estate taxes. Indirect development costs include: employee salaries and benefits, travel and other related costs that are directly associated with the development. Our method of calculating capitalized interest expense is based upon applying our weighted average borrowing rate to the actual accumulated expenditures if the property does not have property specific debt. If the property is encumbered by specific debt, we will capitalize both the interest incurred applicable to that debt and additional interest expense using our weighted average borrowing rate for any accumulated expenditures in excess of the principal balance of the debt encumbering the property. The capitalization of such expenses ceases when the real estate is ready for its intended use, but no later than one-year from substantial completion of major construction activity. If we determine that a project is no longer viable, all pre-development project costs are immediately expensed.
Our assets and related intangible assets are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Estimates of future cash flows are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. An impairment loss is recognized if the carrying amount of the asset is not recoverable and is measured based on the excess of the property’s carrying amount over its estimated fair value. If our estimates of future cash flows, anticipated holding periods, or fair values change, based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our financial statements. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.
Real estate is classified as held for sale when all the necessary criteria are met. The criteria include (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. Real estate held for sale is carried at the lower of carrying amounts or estimated fair value less disposal costs. Depreciation and amortization is not recognized on real estate classified as held for sale.

Investments in and Advances to Real Estate Ventures
We analyze our real estate ventures to determine whether the entities should be consolidated. If it is determined that these investments do not require consolidation because the entities are not VIEs in accordance with the Consolidation Topic of the FASB ASC, we are not considered the primary beneficiary of the entities determined to be VIEs, we do not have voting control, and/or the limited partners (or non-managing members) have substantive participatory rights, then the selection of the accounting method used to account for our investments in unconsolidated real estate ventures is generally determined by our voting interests and the degree of influence we have over the entity. Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling financial interest in, an entity in which we have a variable interest. Factors considered in determining whether we have the power to direct the activities that most significantly impact the entity’s economic performance include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and the extent of our involvement in the entity.

We use the equity method of accounting for investments in unconsolidated real estate ventures when we own 20% or more of the voting interests and have significant influence but do not have a controlling financial interest, or if we own less than 20% of the voting interests but have determined that we have significant influence. Under the equity method, we record our investments in and advances to these entities in our balance sheets, and our proportionate share of earnings or losses earned by the real estate venture is recognized in "Income (loss) from unconsolidated real estate ventures, net" in the accompanying statements of operations. We earn revenues from the management services we provide to unconsolidated entities. These fees are determined in accordance with the terms specific to each arrangement and may include property and asset management fees or transactional fees for leasing, acquisition, development and construction, financing, and legal services provided. We account for this revenue gross of our ownership interest in each respective real estate venture and recognize such revenue in "Third-party real estate services, including reimbursements" in our statements of operations. Our proportionate share of related expenses is recognized in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations. We may also earn incremental promote distributions if certain financial return benchmarks are achieved upon ultimate disposition of the underlying properties. Management fees are recognized when earned, and promote fees are recognized when certain earnings events have occurred, and the amount is determinable and collectible. Any promote fees are reflected in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations.
On a periodic basis, we evaluate our investments in unconsolidated entities for impairment. We assess whether there are any indicators, including underlying property operating performance and general market conditions, that the value of our investments in unconsolidated real estate ventures may be impaired. An investment in a real estate venture is considered impaired if we determine that its fair value is less than the net carrying value of the investment in that real estate venture on an other-than-temporary basis. Cash flow projections for the investments consider property level factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. We consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include age of the venture, our intent and ability to retain our investment in the entity, financial condition and long-term prospects of the entity and relationships with our partners and banks. If we believe that the decline in the fair value of the investment is temporary, no impairment charge is recorded. If our analysis indicates that there is an other-than temporary impairment related to the investment in a particular real estate venture, the carrying value of the venture will be adjusted to an amount that reflects the estimated fair value of the investment.
Revenue Recognition
Property rentals income includes base rents that each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of periodic step-ups in rent and rent abatements under the leases. We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and the leased space is substantially ready for its intended use. In circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of property rentals revenue on a straight-line basis over the term of the lease. Differences between rental income recognized and amounts due under the respective lease agreements are recorded as an increase or decrease to "Deferred rent receivable, net" on our balance sheets. Property rentals also includes the amortization/accretion of acquired above-and below-market leases.
Tenant reimbursements provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective assets. Tenant reimbursements are accrued in the same periods as the related expenses are incurred.
Third-party real estate services revenue, including reimbursements, is determined in accordance with the terms specific to each arrangement and may include property and asset management fees or transactional fees for leasing, acquisition, development and construction, financing, and legal services provided. These fees are determined in accordance with the terms specific to each arrangement and are recognized as the related services are performed. Development and construction fees earned from providing services to our unconsolidated real estate ventures are recorded on a percentage of completion basis.

Share-Based Compensation
We granted OP Units, formation awards ("Formation Awards"), long-term incentive partnership units ("LTIP Units"), LTIP Units with time-based vesting requirements (“Time-Based LTIP Units”) and Performance-Based LTIP Units to our trustees, management and employees in connection with the Separation and Combination. Fair value is determined, depending on the type of award, using the Monte Carlo method or post-vesting restriction periods, which is intended to estimate the fair value of the awards at the grant date using dividend yields and expected volatilities that are primarily based on available implied data and peer group companies' historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The shortcut method is used for determining the expected life used in the valuation method.

Compensation expense is based on the fair value of our common shares at the date of the grant and is recognized ratably over the vesting period using a graded vesting attribution model. We account for forfeitures as they occur.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of the potential impact of the adoption of any new accounting pronouncements.
Results of Operations
Comparison of the Year Ended December 31, 2017 to 2016
The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the year ended December 31, 2017 as compared to the same period in 2016:

	Year Ended December 31,
	2017	2016	% Change
	(In thousands)
Property rentals revenue	$436,625	$401,595	8.7%
Tenant reimbursements revenue	37,985	37,661	0.9%
Third-party real estate services revenue, including reimbursements	63,236	33,882	86.6%
Depreciation and amortization expense	161,659	133,343	21.2%
Property operating expense	111,055	100,304	10.7%
Real estate taxes expense	66,434	57,784	15.0%
General and administrative expense:
Corporate and other	47,131	48,753	(3.3)%
Third-party real estate services	51,919	19,066	172.3%
Share-based compensation related to Formation Transaction	29,251	—	*
Transaction and other costs	127,739	6,476	1,872.5%
Loss from unconsolidated real estate ventures, net	4,143	947	337.5%
Interest expense	58,141	51,781	12.3%
Loss on extinguishment of debt	701	—	*
Gain on bargain purchase	24,376	—	*
Net loss attributable to redeemable noncontrolling interests	7,328	—	*
______________
* Not meaningful.
Property rentals revenue increased by approximately $35.0 million, or 8.7%, to $436.6 million in 2017 from $401.6 million in 2016. The increase was primarily due to revenues of $31.4 million associated with the JBG Assets acquired in the Combination and an increase of $3.6 million in revenues associated with the Vornado Included Assets that were the existing assets in the prior period. The $3.6 million increase in revenues associated with existing assets is primarily due to an increase in occupancy and associated rentals at The Bartlett multifamily asset as the property was placed into service in the second quarter of 2016 and rent commencements at 1215 S. Clark St, partially offset by a decrease in revenues at 1700 M Street and 1770 Crystal Drive, which were taken out of service.

Tenant reimbursements revenue increased by approximately $324,000, or 0.9%, to $38.0 million in 2017 from $37.7 million in 2016. Revenue associated with existing assets decreased by $2.8 million, primarily due to lower construction services provided to tenants and lower operating expenses, partially offset by an increase of $3.1 million associated with the assets acquired in the Combination.
Third-party real estate services revenue, including reimbursements, increased by approximately $29.4 million, or 86.6%, to $63.2 million in 2017 from $33.9 million in 2016. The increase was primarily due to the real estate services business acquired in the Combination, partially offset by lower management fees and leasing commissions from existing arrangements with third-parties.
Depreciation and amortization expense increased by approximately $28.3 million, or 21.2%, to $161.7 million for 2017 from $133.3 million in 2016. The increase was primarily due to depreciation and amortization expense associated with the assets acquired in the Combination.
Property operating expense increased by approximately $10.8 million, or 10.7%, to $111.1 million in 2017 from $100.3 million in 2016. The increase was primarily due to property operating expenses of $10.4 million associated with the assets acquired in the Combination and an increase of approximately $400,000 associated with existing assets due primarily to higher bad debt expense, partially offset by lower tenant services expense and lower utilities.
Real estate tax expense increased by approximately $8.7 million, or 15.0%, to $66.4 million in 2017 from $57.8 million in 2016. The increase was primarily due to real estate tax expense of $4.8 million associated with the assets acquired in the Combination, an increase in the tax assessments and lower capitalized real estate taxes.
General and administrative expense: corporate and other decreased by approximately $1.6 million, or 3.3%, to $47.1 million for 2017 from $48.8 million in 2016. The decrease was due to lower corporate allocated overhead costs associated with our former parent, partially offset by an increase in general operating expenses associated with the operations acquired in the Combination.
General and administrative expense: third-party real estate services increased by approximately $32.9 million, or 172.3%, to $51.9 million in 2017 from $19.1 million in 2016 primarily due to the real estate services business acquired in the Combination.
General and administrative expense: share-based compensation related to Formation Transaction of $29.3 million in 2017 consists of expense related to share-based compensation issued in connection with the Formation Transaction.
Transaction and other costs of $127.7 million in 2017 consists primarily of fees and expenses incurred in connection with the Formation Transaction, including severance and transaction bonus expense of $40.8 million, investment banking fees of $33.6 million, legal fees of $13.9 million and accounting fees of $10.8 million.

Loss from unconsolidated real estate ventures, net increased by approximately $3.2 million to $4.1 million in 2017 from $947,000 in 2016. The increase in the loss was primarily due to losses from interests in real estate ventures acquired in the Combination, partially offset by an increase in equity income of approximately $2.5 million primarily from the refinancing of the Warner Building mortgage loan in May 2016 at a lower interest rate and for a lower outstanding principal amount.
Interest expense increased by approximately $6.4 million, or 12.3%, to $58.1 million for 2017 from $51.8 million in 2016. The increase was primarily due to $3.3 million of interest expense associated with the assets acquired in the Combination and lower capitalized interest related to The Bartlett multifamily asset which was placed into service during the second quarter of 2016.
Loss on extinguishment of debt of $701,000 in 2017 is related to the prepayment of mortgages payable.
The gain on bargain purchase of approximately $24.4 million in 2017 represents the estimated fair value of the identifiable net assets acquired in excess of the purchase consideration in the Combination. The purchase consideration was based on the fair value of the common shares and OP Units issued in the Combination. See Note 3 to the financial statements for additional information.
Net loss attributable to redeemable noncontrolling interests of approximately $7.3 million in 2017 relates to the allocation of net loss to the noncontrolling interests in JBG SMITH LP and 965 Florida Avenue.
Comparison of the Year Ended December 31, 2016 to 2015
The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the year ended December 31, 2016 as compared to the same period in 2015:

	Year Ended December 31,
	2016	2015	% Change
	(In thousands)
Property rentals revenue	$401,595	$389,810	3.0%
Tenant reimbursements revenue	37,661	40,476	(7.0)%
Third-party real estate services revenue, including reimbursements	33,882	29,467	15.0%
Depreciation and amortization expense	133,343	144,984	(8.0)%
Property operating expense	100,304	101,511	(1.2)%
Real estate taxes expense	57,784	58,874	(1.9)%
General and administrative expense:
Corporate and other	48,753	44,424	9.7%
Third-party real estate services	19,066	18,217	4.7%
Transaction and other costs	6,476	—	*
Loss from unconsolidated real estate ventures, net	947	4,283	(77.9)%
Interest expense	51,781	50,823	1.9%
______________
* Not meaningful.
Property rentals revenue increased by approximately $11.8 million, or 3.0%, to $401.6 million in 2016 from $389.8 million in 2015. The increase was primarily due to (i) The Bartlett multifamily asset being placed into service during the second quarter of 2016, (ii) 2221 South Clark Street being placed into service beginning in the third quarter of 2015 and (iii) higher average office occupancy.
Tenant reimbursements revenue decreased by approximately $2.8 million, or 7.0%, to $37.7 million in 2016 from $40.5 million in 2015. The decrease was primarily due to a decrease in real estate taxes at certain of our office assets and a decrease in tenant services.
Third-party real estate services revenue, including reimbursements, increased by approximately $4.4 million, or 15.0%, to $33.9 million in 2016 from $29.5 million in 2015. The increase was primarily due to an increase in leasing fees as a result of higher leasing activity in 2016.
Depreciation and amortization expense decreased by approximately $11.6 million, or 8.0%, to $133.3 million in 2016 from $145.0 million in 2015. The decrease was primarily due to 1150 17th Street and 1726 M Street, which were taken out of service during the second quarter of 2016 to prepare for the development of a new Class A office building.
Property operating expense decreased by approximately $1.2 million, or 1.2%, to $100.3 million in 2016 from $101.5 million in 2015. The decrease was primarily due to a reduction in utility expenses.
Real estate tax expense decreased by approximately $1.1 million, or 1.9%, to $57.8 million in 2016 from $58.9 million in 2015. The decrease was primarily due to lower tax assessments on certain of our office assets.
General and administrative expense: corporate and other increased by approximately $4.3 million, or 9.7%, to $48.8 million in 2016 from $44.4 million in 2015. The increase was due to higher payroll and benefits in 2016, including lower capitalized amounts and an increase in allocated overhead costs by Vornado.
General and administrative expense: third-party real estate services increased by approximately $849,000, or 4.7%, to $19.1 million in 2016 from $18.2 million in 2015 primarily due to higher payroll and benefits.
Transaction and other costs of $6.5 million in 2016 consists primarily of fees and expenses incurred in connection with the Formation Transaction.
Loss from unconsolidated real estate ventures, net decreased by approximately $3.3 million, or 77.9%, to $947,000 in 2016 from $4.3 million in 2015. The decrease was primarily due to our share of interest savings from the refinancing of the Warner Building in May 2016 at a lower interest rate and lower outstanding principal balance.
Interest expense increased by approximately $1.0 million, or 1.9%, to $51.8 million for 2016 from $50.8 million in 2015. The increase was primarily due to (i) $4.4 million of interest on higher average outstanding payable balances to Vornado, partially offset by (ii) lower interest rates resulting from the refinancing of RiverHouse apartments in April 2015 and the Bowen Building in June 2016.

NOI and Same Store NOI
In this section, we present NOI, which is a non-GAAP financial measure that we use to assess a segment’s performance. The most directly comparable GAAP measure is net income (loss) attributable to common shareholders. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only property related revenue (which includes base rent, tenant reimbursements and other operating revenue) less operating expense, before deferred rent and related party management fees. Management uses NOI as a supplemental performance measure for our assets and believes it provides useful information to investors because it reflects only those revenue and expense items that are incurred at the asset level, excluding non-cash items. In addition, NOI is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. However, because NOI excludes depreciation and amortization and captures neither the changes in the value of our assets that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our assets, all of which have real economic effect and could materially impact the financial performance of our assets, the utility of NOI as a measure of the operating performance of our assets is limited. NOI presented by us may not be comparable to NOI reported by other REITs that define these measures differently. We believe that to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income (loss) attributable to common shareholders as presented in our financial statements. NOI should not be considered as an alternative to net income (loss) attributable to common shareholders as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.

We also provide certain information on a "same store" basis. Information provided on a same store basis includes the results of properties that are owned, operated and in service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same store pool when a property is considered to be a property under construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property operating income. A development property or property under construction is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods, and the property is not under significant development or redevelopment.

For the year ended December 31, 2017, all of the JBG Assets and two Vornado Included Assets (The Bartlett and 1800 South Bell Street) were not included in the same store comparison as they were not in service during portions of the periods being compared.

Same store NOI increased by $16.7 million, or 6.5%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in same store NOI was primarily due to the expiration of rent abatements, the expiration of payments associated with the assumption of lease liabilities and higher property rental revenue from lease commencements.

The following table reflects the reconciliation of net income (loss) attributable to common shareholders to NOI and same store NOI for the periods presented:

	Year Ended December 31,
	2017	2016
	(In thousands)
Net income (loss) attributable to common shareholders	$(71,753)	$61,974
Add:
Depreciation and amortization expense	161,659	133,343
General and administrative expense:
Corporate and other	47,131	48,753
Third-party real estate services	51,919	19,066
Share-based compensation related to Formation Transaction	29,251	—
Transaction and other costs	127,739	6,476
Interest expense	58,141	51,781
Loss on extinguishment of debt	701	—
Income tax expense (benefit)	(9,912)	1,083
Less:
Third-party real estate services, including reimbursements	63,236	33,882
Other income	5,167	5,381
Loss from unconsolidated real estate ventures, net	(4,143)	(947)
Interest and other income (loss), net	1,788	2,992
Gain on bargain purchase	24,376	—
Net loss attributable to redeemable noncontrolling interests	7,328	—
Net loss attributable to noncontrolling interest	3	—
Consolidated NOI	297,121	281,168
NOI attributable to consolidated JBG Assets (1)	25,165	39,641
Proportionate NOI attributable to unconsolidated JBG Assets (2)	8,646	11,692
Proportionate NOI attributable to unconsolidated real estate ventures (3)	21,515	7,326
Non-cash rent adjustments (4)	(6,715)	(13,030)
Other adjustments (5)	3,819	(13,670)
Total adjustments	52,430	31,959
NOI	349,551	313,127
Non-same store NOI (6)	77,547	57,828
Same store NOI (7)	$272,004	$255,299

Growth in same store NOI	6.5%
Number of properties	36

___________________________________________________

(1)	NOI attributable to consolidated JBG Assets for 2017 is for the period January 1, 2017 to July 17, 2017.

(2)	Proportionate NOI attributable to unconsolidated JBG Assets for 2017 is for the period January 1, 2017 to July 17, 2017.

(3)
Proportionate NOI attributable to unconsolidated real estate ventures includes Vornado Included Assets for all of 2017 and 2016 and JBG Assets for 2017 for the period July 18, 2017 to December 31, 2017.

(4)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.

(5)
Adjustment to include other income and payments associated with assumed lease liabilities related to operating properties, and exclude incidental income generated by development assets and commercial lease termination revenue.

(6)
Includes the results for properties that were not owned, operated and in service for the entirety of both periods being compared and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

(7)
Includes the results of the properties that are owned, operated and in service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Reportable Segments
We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. As a result of the Formation Transaction, we redefined our reportable segments to be aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker ("CODM"), makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we aggregate our operating segments into three reportable segments (office, multifamily, and third-party real estate services) based on the economic characteristics and nature of our assets and services. In connection therewith, we have reclassified the prior period segment financial data to conform to the current period presentation.

The CODM measures and evaluates the performance of our operating segments, with the exception of the third-party real estate services business, based on the NOI of properties within each segment. With respect to the third-party real estate services business, the CODM reviews revenues streams generated by this segment ("Third-party real estate services, including reimbursements"), as well as the expenses attributable to the segment ("General and administrative: third-party real estate services"), which are disclosed separately in the statements of operations and discussed in the preceding pages under "Results of Operations.”

Rental revenue is calculated as property rentals plus tenant reimbursements. Rental expense is calculated as property operating expenses plus real estate taxes. NOI is calculated as rental revenue less rental expense. See Note 16 to the financial statements for the reconciliation of net income (loss) attributable common shareholders to consolidated NOI for each of the three years in the period ended December 31, 2017.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Rental revenue:
Office	$375,528	$351,317	$347,179
Multifamily	90,821	66,855	55,861
Other	11,166	24,080	29,682
Eliminations of intersegment activity	(2,905)	(2,996)	(2,436)
Total rental revenue	474,610	439,256	430,286

Rental expense:
Office	144,317	137,243	137,834
Multifamily	35,237	24,231	20,628
Other	13,539	11,892	16,641
Eliminations of intersegment activity	(15,604)	(15,278)	(14,718)
Total rental expense	177,489	158,088	160,385

Consolidated NOI:
Office	231,211	214,074	209,345
Multifamily	55,584	42,624	35,233
Other	(2,373)	12,188	13,041
Eliminations of intersegment activity	12,699	12,282	12,282
Consolidated NOI	$297,121	$281,168	$269,901
Comparison of the Year Ended December 31, 2017 to 2016
Office: Rental revenue increased by $24.2 million, or 6.9%, to $375.5 million in 2017 from $351.3 million in 2016. Consolidated NOI increased by $17.1 million, or 8.0%, to $231.2 million in 2017 from $214.1 million in 2016. The increase in rental revenue and consolidated NOI is primarily due to the Combination and higher rents due to rent commencements at 1215 S. Clark St.
Multifamily: Rental revenue increased by $24.0 million, or 35.8%, to $90.8 million in 2017 from $66.9 million in 2016. Consolidated NOI increased by $13.0 million, or 30.4%, to $55.6 million in 2017 from $42.6 million in 2016. The increase in rental revenue and consolidated NOI is primarily due to the Combination and an increase in occupancy and associated rentals at The Bartlett which was placed into service in the second quarter of 2016.
Other: Rental revenue decreased by $12.9 million, or 53.6%, to $11.2 million in 2017 from $24.1 million in 2016. Consolidated NOI decreased by $14.6 million, or 119.5%, to a loss of $2.4 million in 2017 from $12.2 million of income in 2016. The decrease in rental revenue and increase in net operating loss is primarily due to properties which were taken out of service, including 1700 M Street and 1770 Crystal Drive.
Comparison of the Year Ended December 31, 2016 to 2015
Office: Rental revenue increased by $4.1 million, or 1.2%, to $351.3 million in 2016 from $347.2 million in 2015. Consolidated NOI increased by $4.7 million, or 2.3%, to $214.1 million in 2016 from $209.3 million in 2015. The increase in rental revenue and consolidated NOI is primarily due to higher average office occupancy and higher rents due to rent commencements at 1215 S. Clark St.
Multifamily: Rental revenue increased by $11.0 million, or 19.7%, to $66.9 million in 2016 from $55.9 million in 2015. Consolidated NOI increased by $7.4 million, or 21.0%, to $42.6 million in 2016 from $35.2 million in 2015. The increase in rental revenue and consolidated NOI is primarily due to an increase in occupancy and associated rentals at The Bartlett which was placed into service in the second quarter of 2016 and 2221 South Clark Street which was placed into service in the third quarter of 2015.
Other: Rental revenue decreased by $5.6 million, or 18.9%, to $24.1 million in 2016 from $29.7 million in 2015. Consolidated NOI decreased by $853,000, or 6.5%, to $12.2 million in 2016 from $13.0 million in 2015. The decrease in rental revenue and consolidated NOI is primarily due to 1700 M which was taken out of service during the second quarter of 2016.
Liquidity and Capital Resources
Property rental income is our primary source of operating cash flow and is dependent on a number of factors including occupancy levels and rental rates, as well as our tenants’ ability to pay rent. In addition, we have a third-party real estate services business that provides fee-based real estate services to the JBG Legacy Funds and other third parties. Our assets provide a relatively consistent level of cash flow that enables us to pay operating expenses, debt service, recurring capital expenditures, dividends to shareholders and distributions to holders of OP Units. Other sources of liquidity to fund cash requirements include proceeds from financings and asset sales. We anticipate that cash flows from continuing operations and proceeds from financings, recapitalizations and asset sales, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, dividends to shareholders and distributions to holders of OP Units over the next 12 months.
Financing Activities
The following is a summary of mortgages payable as of December 31, 2017 and 2016:

	Weighted Average Effective Interest Rate at	December 31,
	December 31, 2017	2017 (1)	2016
		(In thousands)
Variable rate (2)	3.62%	$498,253	$547,291
Fixed rate (3)	4.25%	1,537,706	620,327
Mortgages payable		2,035,959	1,167,618
Unamortized deferred financing costs and premium/discount, net		(10,267)	(2,604)
Mortgages payable, net		$2,025,692	$1,165,014
Payable to former parent (4)	—	$—	$283,232
__________________________

(1)	Includes mortgages payable assumed in the Combination. See Note 3 to the financial statements for additional information.

(2)	Includes variable rate mortgages payable with interest rate cap agreements.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

(4)	Includes amounts payable to former parent as of December 31, 2016 in connection with the Bowen Building and The Bartlett. See Note 18 to the financial statements for additional information.
As of December 31, 2017, the net carrying value of real estate collateralizing our mortgages payable totaled $2.9 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain of our mortgage loans are recourse to us. As of December 31, 2017, we were not in default under any mortgage loan.
In the Combination, we assumed mortgages payable with an aggregate principal balance of $768.5 million. In addition, we entered into mortgages payable with an aggregate principal balance of $79.3 million during the year ended December 31, 2017 with an ability to draw an additional $143.7 million for construction. During the year ended December 31, 2017, we repaid mortgages payable with an aggregate principal balance of $250.0 million, which includes mortgages payable totaling $64.8 million assumed in the Combination. We recognized losses on the extinguishment of debt in conjunction with these repayments of $701,000 for the year ended December 31, 2017.

As of December 31, 2017, we had various interest rate swap and cap agreements with an aggregate notional value of $1.4 billion to swap variable interest rates to fixed rates on certain of our mortgages payable. See Note 15 to the financial statements for additional information.
On July 18, 2017, we entered into a $1.4 billion credit facility, consisting of a $1.0 billion revolving credit facility maturing in July 2021, with two six-month extension options, a delayed draw $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023 and a delayed draw $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. The interest rate for the credit facility varies based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets and ranges (a) in the case of the revolving credit facility, from LIBOR plus 1.10% to LIBOR plus 1.50%, (b) in the case of the Tranche A-1 Term Loan, from LIBOR plus 1.20% to LIBOR plus 1.70% and (c) in the case of the Tranche A-2 Term Loan, from LIBOR plus 1.55% to LIBOR plus 2.35%. There are various LIBOR options in the credit facility, and we elected the one-month LIBOR option as of December 31, 2017. In October 2017, we entered into an interest rate swap with a notional value of $50.0 million to convert the variable interest rate applicable to our Tranche A-1 Term Loan to a fixed interest rate, providing a base interest rate under the facility agreement of 1.97% per annum. The interest rate swap matures in January 2023, concurrent with the maturity of our Tranche A-1 Term Loan. As of December 31, 2017, we were not in default under our credit facility.
On July 18, 2017, in connection with the Combination, we drew $115.8 million on the revolving credit facility and $50.0 million under the Tranche A-1 Term Loan. In connection with the execution of the credit facility, we incurred $11.2 million in debt issuance costs.
The following is a summary of amounts outstanding under the credit facility as of December 31, 2017:

	December 31, 2017
	Interest Rate	Balance
		(In thousands)
Revolving credit facility (1)	2.66%	$115,751

Tranche A-1 Term Loan	3.17%	$50,000
Unamortized deferred financing costs, net		(3,463)
Unsecured term loan, net		$46,537
__________________________

(1)	As of December 31, 2017, letters of credit with an aggregate face amount of $5.7 million were provided under our revolving credit facility.
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
Contractual Obligations and Commitments

Below is a summary of our contractual obligations and commitments as of December 31, 2017:

	Total	2018	2019	2020	2021	2022	Thereafter
Contractual cash obligations (principal and interest):	(In thousands)
Debt obligations (1) (2)	$2,581,330	$438,149	$305,909	$297,501	$272,901	$379,286	$887,584
Operating leases (3)	707,134	7,564	7,324	6,939	6,484	5,548	673,275
Capital leases and lease assumption liabilities	58,833	6,122	6,749	6,927	7,110	7,297	24,628
Total contractual cash obligations (4)	$3,347,297	$451,835	$319,982	$311,367	$286,495	$392,131	$1,585,487
_________________

(1)	One-month LIBOR of 1.56% is applied to loans which are variable (no hedge) or variable with an interest rate cap. Additionally, we assumed no additional borrowings on construction loans.

(2)	Excludes our proportionate share of unconsolidated real estate venture indebtedness. See additional information in Off-Balance Sheet Arrangements section below.

(3)	Includes ground leases.

(4)
Excludes obligations related to construction or development contracts, since payments are only due upon satisfactory performance under the contracts. See Commitments and Contingencies section below for additional information.

As of December 31, 2017, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $49.3 million, which we anticipate will be primarily expended over the next two to three years.
Subsequent to the Formation Transaction, our Board of Trustees declared two cash dividends of $0.225 per common share. These dividends were paid in November 2017 and January 2018. See Note 20 to the financial statements for additional information about events occurring after December 31, 2017.
Summary of Cash Flows
The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Year Ended December 31,
	2017	2016	Change
	(In thousands)
Net cash provided by operating activities	$74,183	$159,541	$(85,358)
Net cash used in investing activities	(7,676)	(258,807)	251,131
Net cash provided by financing activities	239,787	51,083	188,704
Cash Flows for the Year Ended December 31, 2017
Cash and cash equivalents and restricted cash were $338.6 million at December 31, 2017, compared to $32.3 million at December 31, 2016, an increase of $306.3 million. This increase resulted from $74.2 million of net cash provided by operating activities, $7.7 million of net cash used in investing activities and $239.8 million of net cash provided by financing activities. Our outstanding debt was $2.2 billion at December 31, 2017, a $1.0 billion increase from the balance at December 31, 2016 primarily from mortgages payable assumed in the Combination and borrowings under our credit facility.
Net cash provided by operating activities of $74.2 million primarily comprised: (i) $88.4 million of net income (before $191.9 million of non-cash items and $24.4 million gain on bargain purchase) and (ii) $2.6 million of return on capital from unconsolidated real estate ventures, partially offset by (iii) $16.8 million of net change in operating assets and liabilities. Non-cash adjustments of $191.9 million primarily include depreciation and amortization, share-based compensation expense, deferred rent, deferred income tax benefit, net loss from unconsolidated real estate ventures, bad debt expense and other non-cash items.
Net cash used in investing activities of $7.7 million primarily comprised: (i) $210.6 million of development costs, construction in progress and real estate additions, (ii) $16.3 million of investments in and advances to unconsolidated real estate ventures, (iii) $8.8 million of acquisition of interests in unconsolidated real estate ventures, net of cash acquired, and (iv) $2.2 million of other investments, partially offset by (v) $97.4 million of net cash consideration received in connection with the Combination, (vi) $75.0 million of proceeds from the repayment of a receivable by our former parent, and (vii) $50.9 million repayment of notes receivable.
Net cash provided by financing activities of $239.8 million primarily comprised: (i) $366.2 million of proceeds from borrowings under mortgages payable, (ii) $160.2 million of net contributions from our former parent, (iii) $115.8 million of proceeds from borrowings under our revolving credit facility, (iv) $50.0 million of proceeds from borrowings under our unsecured term loan, partially offset by (v) $272.9 million repayment of mortgages payable, (vi) $115.6 million repayment of borrowings by our former parent, (vii) $31.1 million of dividends and distributions to noncontrolling interests; (viii) $19.3 million of debt issuance costs and (ix) $17.8 million of capital lease payments.
Cash Flows for the Year Ended December 31, 2016
Cash and cash equivalents and restricted cash were $32.3 million at December 31, 2016, compared to $80.4 million at December 31, 2015, a decrease of $48.2 million. This decrease resulted from $258.8 million of net cash used in investing activities, partially offset by $159.5 million of net cash provided by operating activities and $51.1 million of net cash provided by financing activities.
Net cash provided by operating activities of $159.5 million primarily comprised: (i) $196.2 million of net income (before $134.2 million of non-cash items) and (ii) $1.5 million of return on capital from unconsolidated real estate ventures, partially offset by

(iii) $38.1 million of net change in operating assets and liabilities. Non-cash adjustments of $134.2 million primarily include depreciation and amortization, deferred rent, share-based compensation expense and other non-cash items.
Net cash used in investing activities of $258.8 million primarily comprised: (i) $237.8 million of development costs, construction in progress and real estate additions, (ii) $23.0 million of investments in and advances to unconsolidated real estate ventures, and (iii) $2.0 million of other investments, partially offset by (iv) $4.0 million of proceeds from repayment of a receivable by our former parent.
Net cash provided by financing activities of $51.1 million primarily comprised: (i) $79.5 million of proceeds from borrowings from our former parent partially offset by (ii) $24.4 million repayment of mortgages payable and (iii) $3.8 million of net distributions to our former parent.
Off-Balance Sheet Arrangements
Unconsolidated Real Estate Ventures
We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.
As of December 31, 2017, we have investments in and advances to unconsolidated real estate ventures totaling $261.8 million. For the majority of these investments, we exercise significant influence over, but do not control these entities and therefore account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 5 to the financial statements.
From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (1) guarantee portions of the principal, interest and other amounts in connection with their borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with their borrowings and (3) provide guarantees to lenders and other third parties for the completion of development projects. We customarily have agreements with our outside partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. Amounts that may be required to be paid in future periods in relation to budget overruns or operating losses that are also included in some of our guarantees are not estimable. Guarantees (excluding environmental) terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. At times, we have agreements with our outside partners whereby we agree to reimburse our partner for their share of any payments made by them under certain guarantees. As of December 31, 2017, the aggregate amount of our principal payment guarantees was approximately $31.0 million for our unconsolidated real estate ventures.
As of December 31, 2017, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $49.3 million, which we anticipate will be primarily expended over the next two to three years.
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

Commitments and Contingencies
Insurance
We maintain general liability insurance with limits of $200.0 million per occurrence and in the aggregate, and property and rental value insurance coverage with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of our properties. We also maintain coverage, through our wholly owned captive insurance subsidiary, for both terrorist acts and for nuclear, biological, chemical or radiological terrorism events with limits of $2.0 billion per occurrence. These policies are partially reinsured by third-party insurance providers.
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
Construction Commitments
As of December 31, 2017, we have construction in progress that will require an additional $766.0 million to complete ($676.0 million related to our consolidated entities and $90.0 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, and available cash.
Other
There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
In connection with the Formation Transaction, we entered into a Tax Matters Agreement with Vornado that provides special rules that allocate tax liabilities if the distribution of JBG SMITH shares by Vornado, together with certain related transactions, is not tax-free. Under the Tax Matters Agreement, we may be required to indemnify Vornado against any taxes and related amounts and costs resulting from a violation by us of the Tax Matters Agreement, or from the taking of certain restricted actions by us.
Inflation
Substantially all of our office and retail leases contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates or reimbursable expenses during the terms of the lease either at (i) fixed rates, (ii) indexed escalations (based on the Consumer Price Index of other measures) or (iii) the lesser of a fixed rate or an indexed escalation. We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions or when the increases provided by the escalation provisions are less than inflation. In addition, most of our office and retail leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above. The majority of our multifamily properties are subject to one-year leases, which provide us with the opportunity to adjust rental rates annually and mitigate the impact of inflation. We do not believe inflation has had a material impact on our historical financial position or results of operations.
Environmental Matters
Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of our assets, we may be potentially liable for such costs. The operations of current and former tenants at our assets have involved, or may have involved, the use of hazardous materials or generated hazardous wastes. The release of such hazardous materials and wastes could result in us incurring liabilities to remediate any resulting contamination if the responsible party is unable or unwilling to do so. In addition, our assets are exposed to the risk of contamination originating from other sources. While a property owner may not be responsible for remediating contamination that has migrated onsite from an identifiable and viable offsite source, the contaminant’s presence can have adverse effects on operations and the redevelopment of our assets.

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks, and the preparation and issuance of a written report. Soil and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. They may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions.

Each of our properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	December 31, 2017			December 31, 2016
(Amounts in thousands)		Weighted Average Effective Interest Rate	Effect of 1% Change in Base Rates		Weighted Average Effective Interest Rate
	Balance			Balance
Debt (contractual balances):
Mortgages payable
Variable rate (1)	$498,253	3.62%	$5,052	$547,291	2.11%
Fixed rate (2)	1,537,706	4.25%	—	620,327	5.52%
	$2,035,959		$5,052	$1,167,618
Credit facility (variable rate):
Revolving credit facility	$115,751	2.66%	$1,174	—	—
Tranche A-1 Term Loan	50,000	3.17%	507	—	—
Pro rata share of debt of unconsolidated entities (contractual balances):
Variable rate (1)	$158,154	4.40%	$1,604	$17,050	1.87%
Fixed rate (2)	238,138	3.79%	—	150,150	3.65%
	$396,292		$1,604	$167,200
_________________

(1)	Includes variable rate mortgages payable with interest rate cap agreements.

(2)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

The fair value of our debt is calculated by discounting the future contractual cash flows of these instruments using current risk‑adjusted rates available to borrowers with similar credit profiles based on market sources. As of December 31, 2017 and 2016, the estimated fair value of our consolidated debt was $2.2 billion and $1.2 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.
Hedging Activities
To manage, or hedge, our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative instruments for speculative purposes. As of December 31, 2017, the fair value of our interest rate swaps and caps consisted of assets totaling $1.5 million included in "Other assets, net" in our balance sheet, and liabilities totaling $2.6 million included in "Other liabilities, net" in our balance sheet.
Derivative Financial Instruments Designated as Cash Flow Hedges - Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are designated as cash flow hedges, and are carried at their estimated fair value on a recurring basis. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in accumulated other comprehensive income and is subsequently reclassified into "Interest expense" in the period that the hedged forecasted transactions affect earnings. Our cash flow hedges become less than perfectly effective if the critical terms of the hedging instrument and the forecasted transactions do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and interest rates. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity.
As of December 31, 2017, we had interest rate swap and cap agreements which convert variable interest rates applicable to our $50.0 million Tranche A-1 Term Loan and various mortgages payable with an aggregate notional value of $806.9 million to fixed rates.
Derivative Financial Instruments Not Designated as Hedges - Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are considered economic hedges, but not designated as accounting hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains are recorded in "Interest expense" in the statements of operations in the period in which the change occurs. As of December 31, 2017, we had various interest rate swap and cap agreements assumed in the Combination.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees of
JBG SMITH Properties

Opinion on the Financial Statements
We have audited the accompanying consolidated and combined balance sheets of JBG SMITH Properties and its subsidiaries (the "Company"), as described in Note 1, as of December 31, 2017 and 2016, and the related consolidated and combined statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with the accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Emphasis of a Matter
As discussed in Note 1 to the consolidated and combined financial statements, the historical financial results reflect charges for certain corporate costs allocated by Vornado Realty Trust. These costs may not be reflective of the actual costs which would have been incurred had the Company operated as an independent, standalone entity separate from Vornado Realty Trust.

/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
March 12, 2018

We have served as the Company's auditor since 2016.

JBG SMITH PROPERTIES Consolidated and Combined Balance Sheet (In thousands, except par value amounts)

	December 31, 2017	December 31, 2016
ASSETS
Real estate, at cost:
Land and improvements	$1,368,294	$939,592
Buildings and improvements	3,670,268	3,064,466
Construction in progress, including land	978,942	151,333
Real estate held for sale	8,293	—
	6,025,797	4,155,391
Less accumulated depreciation	(1,011,330)	(930,769)
Real estate, net	5,014,467	3,224,622
Cash and cash equivalents	316,676	29,000
Restricted cash	21,881	3,263
Tenant and other receivables, net	46,734	33,380
Deferred rent receivable, net	146,315	136,582
Investments in and advances to unconsolidated real estate ventures	261,811	45,776
Receivable from former parent	—	75,062
Other assets, net	263,923	112,955
TOTAL ASSETS	$6,071,807	$3,660,640

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgages payable, net	$2,025,692	$1,165,014
Revolving credit facility	115,751	—
Unsecured term loan, net	46,537	—
Payable to former parent	—	283,232
Accounts payable and accrued expenses	138,607	40,923
Other liabilities, net	161,277	49,487
Total liabilities	2,487,864	1,538,656
Commitments and contingencies
Redeemable noncontrolling interests	609,129	—
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized, none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized and 117,955 shares issued and outstanding at December 31, 2017	1,180	—
Additional paid-in capital	3,063,625	—
Accumulated deficit	(95,809)	—
Accumulated other comprehensive income	1,612	—
Total shareholders' equity of JBG SMITH Properties	2,970,608	—
Former parent equity	—	2,121,689
Noncontrolling interests in consolidated subsidiaries	4,206	295
Total equity	2,974,814	2,121,984
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,071,807	$3,660,640

See accompanying notes to the consolidated and combined financial statements.

JBG SMITH PROPERTIES Consolidated and Combined Statements of Operations (In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
REVENUE
Property rentals	$436,625	$401,595	$389,810
Tenant reimbursements	37,985	37,661	40,476
Third-party real estate services, including reimbursements	63,236	33,882	29,467
Other income	5,167	5,381	10,854
Total revenue	543,013	478,519	470,607
EXPENSES
Depreciation and amortization	161,659	133,343	144,984
Property operating	111,055	100,304	101,511
Real estate taxes	66,434	57,784	58,874
General and administrative:
Corporate and other	47,131	48,753	44,424
Third-party real estate services	51,919	19,066	18,217
Share-based compensation related to Formation Transaction	29,251	—	—
Transaction and other costs	127,739	6,476	—
Total operating expenses	595,188	365,726	368,010
OPERATING INCOME (LOSS)	(52,175)	112,793	102,597
Loss from unconsolidated real estate ventures, net	(4,143)	(947)	(4,283)
Interest and other income, net	1,788	2,992	2,557
Interest expense	(58,141)	(51,781)	(50,823)
Loss on extinguishment of debt	(701)	—	—
Gain on bargain purchase	24,376	—	—
INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	(88,996)	63,057	50,048
Income tax benefit (expense)	9,912	(1,083)	(420)
NET INCOME (LOSS)	(79,084)	61,974	49,628
Net loss attributable to redeemable noncontrolling interests	7,328	—	—
Net loss attributable to noncontrolling interest	3	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(71,753)	$61,974	$49,628
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.70)	$0.62	$0.49
Diluted	$(0.70)	$0.62	$0.49
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - basic and diluted	105,359	100,571	100,571
DIVIDENDS DECLARED PER COMMON SHARE	$0.45	$—	$—

See accompanying notes to the consolidated and combined financial statements.

JBG SMITH PROPERTIES Consolidated and Combined Statements of Comprehensive Income (Loss) (In thousands)

	Year Ended December 31,
	2017	2016	2015
NET INCOME (LOSS)	$(79,084)	$61,974	$49,628
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative financial instruments	1,438	—	—
Reclassification of net loss on derivative financial instruments	399	—	—
Other comprehensive income	1,837	—	—
COMPREHENSIVE INCOME (LOSS)	(77,247)	61,974	49,628
Comprehensive loss attributable to redeemable noncontrolling interests	7,103	—	—
Comprehensive loss attributable to noncontrolling interests	3	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(70,141)	$61,974	$49,628

See accompanying notes to the consolidated and combined financial statements.

JBG SMITH PROPERTIES
Consolidated and Combined Statements of Equity
(In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive Income	Former Parent Equity		Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AT JANUARY 1, 2015							$1,988,347		$568	$1,988,915
Net income attributable to former parent							49,628		—	49,628
Deferred compensation shares and options, net							4,506		—	4,506
Contributions from former parent, net							16,495		(53)	16,442
BALANCE AT DECEMBER 31, 2015							2,058,976		515	2,059,491
Net income attributable to former parent							61,974		—	61,974
Deferred compensation shares and options, net							4,502		—	4,502
Distributions to former parent, net							(3,763)		(220)	(3,983)
BALANCE AT DECEMBER 31, 2016							2,121,689		295	$2,121,984
Net loss attributable to common shareholders	—	$—	$—	$(42,729)		$—	(29,024)	(1)	(3)	(71,756)
Deferred compensation shares and options, net	—	—	—	—		—	1,526		—	1,526
Contributions from former parent, net	—	—	—	—		—	333,020		—	333,020
Issuance of common limited partnership units at the Separation	—	—	—	—		—	(96,632)		—	(96,632)
Issuance of common shares at the Separation	94,736	947	2,329,632	—		—	(2,330,579)		—	—
Issuance of common shares in connection with the Combination	23,219	233	864,685	—		—	—		—	864,918
Noncontrolling interests acquired in connection with the Combination	—	—	—	—		—	—		3,586	3,586
Dividends declared on common shares ($0.45 per common share)	—	—	—	(53,080)		—	—		—	(53,080)
Distributions to noncontrolling interests	—	—	—	—		—	—		(171)	(171)
Contributions from noncontrolling interests	—	—	—	—		—	—		499	499
Redeemable noncontrolling interest redemption value adjustment and other comprehensive income allocation	—	—	(130,692)	—		(225)	—		—	(130,917)
Other comprehensive income	—	—	—	—	—	1,837	—		—	1,837
BALANCE AT DECEMBER 31, 2017	117,955	$1,180	$3,063,625	$(95,809)		$1,612	$—		$4,206	$2,974,814

_______________

(1)	Net loss incurred from January 1, 2017 through July 17, 2017 is attributable to our former parent as it was the sole shareholder through July 17, 2017. See Note 1 for additional information.

See accompanying notes to the consolidated and combined financial statements.

JBG SMITH PROPERTIES Consolidated and Combined Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$(79,084)	$61,974	$49,628
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	33,693	4,502	4,506
Depreciation and amortization, including amortization of debt issuance costs	164,580	135,072	146,985
Deferred rent	(10,388)	(15,551)	(10,929)
Loss from unconsolidated real estate ventures, net	4,143	947	4,283
Amortization of above- and below-market lease intangibles, net	(862)	(1,353)	(2,797)
Amortization of lease incentives	4,023	3,592	2,570
Return on capital from unconsolidated real estate ventures	2,563	1,520	1,348
Gain on bargain purchase	(24,376)	—	—
Loss on extinguishment of debt	701	—	—
Realized loss on interest rate swaps and caps	27	—	—
Unrealized gain on interest rate swaps and caps	(1,348)	—	—
Bad debt expense	3,807	751	1,407
Other non-cash items	3,928	6,236	626
Deferred tax benefit	(10,408)	—	—
Changes in operating assets and liabilities:
Tenant and other receivables	(2,098)	(3,693)	(428)
Other assets, net	(23,481)	(16,614)	(13,667)
Accounts payable and accrued expenses	16,160	7,667	(4,004)
Other liabilities, net	(7,397)	(25,509)	(1,298)
Net cash provided by operating activities	74,183	159,541	178,230
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(210,593)	(237,814)	(234,285)
Cash and restricted cash received in connection with the Combination, net	97,416	—	—
Acquisition of interests in unconsolidated real estate ventures, net of cash acquired	(8,834)	—	—
Distributions of capital from unconsolidated real estate ventures	6,929	—	—
Investments in and advances to unconsolidated real estate ventures	(16,321)	(23,027)	(7,865)
Repayment of notes receivable	50,934	—	—
Other investments	(2,207)	(1,966)	(1,467)
Proceeds from repayment of receivable from former parent	75,000	4,000	7,000
Net cash used in investing activities	(7,676)	(258,807)	(236,617)
FINANCING ACTIVITIES:
Contributions from (distributions to) former parent, net	160,203	(3,763)	16,495
Repayment of borrowings from former parent	(115,630)	—	(13,600)
Proceeds from borrowings from former parent	4,000	79,500	96,512
Capital lease payments	(17,827)	—	—
Borrowings under mortgages payable	366,239	—	341,460
Borrowings under revolving credit facility	115,751	—	—
Borrowings under unsecured term loan	50,000	—	—
Repayments of mortgages payable	(272,905)	(24,364)	(315,824)
Debt issuance costs	(19,287)	(70)	(2,359)
Dividends paid to common shareholders	(26,540)	—	—
Distributions to redeemable noncontrolling interests	(4,556)	—	—
Contributions from noncontrolling interests	357	—	—
Distributions to noncontrolling interests	(18)	(220)	(13)
Net cash provided by financing activities	239,787	51,083	122,671
Net increase (decrease) in cash and cash equivalents and restricted cash	306,294	(48,183)	64,284
Cash and cash equivalents and restricted cash at beginning of the year	32,263	80,446	16,162
Cash and cash equivalents and restricted cash at end of the year	$338,557	$32,263	$80,446

JBG SMITH PROPERTIES Consolidated and Combined Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2017	2016	2015

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE YEAR:
Cash and cash equivalents	$316,676	$29,000	$74,966
Restricted cash	21,881	3,263	5,480
Cash and cash equivalents and restricted cash	$338,557	$32,263	$80,446

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Transfer of mortgage payable to former parent	$115,630	$115,022	$—
Cash paid for interest (net of capitalized interest of $12,727, $4,076 and $6,437 in 2017, 2016 and 2015)	52,388	45,373	54,055
Accrued capital expenditures included in accounts payable and accrued expenses	12,445	8,851	29,400
Write-off of fully depreciated assets	55,998	100,076	23,155
Accrued lease incentives	—	—	30,514
Deferred interest on mortgages payable	3,714	—	—
Cash payments for income taxes	3,396	1,165	677
Accrued dividends to common shareholders	26,540	—	—
Accrued distributions to redeemable noncontrolling interests	4,557	—	—
Acquisition of consolidated real estate venture (1)	5,420	—	—
Non-cash transactions related to the Formation Transaction: (2)
Issuance of common limited partnership units at the Separation	96,632	—	—
Issuance of common shares at the Separation	2,330,579	—	—
Issuance of common shares in connection with the Combination	864,918	—	—
Issuance of common limited partnership units in connection with the Combination	359,967	—	—
Adjustment to record redeemable noncontrolling interest at redemption value	130,692	—	—
Contribution from former parent in connection with the Separation	172,817	—	—
_______________
(1) See Note 11 for additional information.
(2) See Note 3 for information regarding assets, liabilities and noncontrolling interests acquired in the Formation Transaction.

See accompanying notes to the consolidated and combined financial statements.

JBG SMITH PROPERTIES
Notes to Consolidated and Combined Financial Statements
For the years ended December 31, 2017, 2016 and 2015

1.    Organization and Basis of Presentation
Organization

JBG SMITH Properties ("JBG SMITH") was organized by Vornado Realty Trust ("Vornado" or "former parent") as a Maryland real estate investment trust ("REIT") on October 27, 2016 (capitalized on November 22, 2016). JBG SMITH was formed for the purpose of receiving, via the spin-off on July 17, 2017 (the "Separation"), substantially all of the assets and liabilities of Vornado’s Washington, DC segment, which operated as Vornado / Charles E. Smith, (the "Vornado Included Assets"). On July 18, 2017, JBG SMITH acquired the management business and certain assets and liabilities (the "JBG Assets") of The JBG Companies ("JBG") (the "Combination"). The Separation and the Combination are collectively referred to as the "Formation Transaction." Unless the context otherwise requires, all references to "we," "us," and "our," refer to the Vornado Included Assets (our predecessor and accounting acquirer) for periods prior to the Separation and to JBG SMITH for periods after the Separation. References to "our share" refers to our ownership percentage of consolidated and unconsolidated assets in real estate ventures. Substantially all of our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership.

Prior to the Separation from Vornado, JBG SMITH was a wholly owned subsidiary of Vornado and had no material assets or operations. On July 17, 2017, Vornado distributed 100% of the then outstanding common shares of JBG SMITH on a pro rata basis to the holders of its common shares. Prior to such distribution by Vornado, Vornado Realty L.P. ("VRLP"), Vornado's operating partnership, distributed common limited partnership units ("OP Units") in JBG SMITH LP on a pro rata basis to the holders of VRLP's common limited partnership units, consisting of Vornado and the other common limited partners of VRLP. Following such distribution by VRLP and prior to such distribution by Vornado, Vornado contributed to JBG SMITH all of the OP Units it received in exchange for common shares of JBG SMITH. Each Vornado common shareholder received one JBG SMITH common share for every two Vornado common shares held as of the close of business on July 7, 2017 (the "Record Date").  Vornado and each of the other limited partners of VRLP received one JBG SMITH LP OP Unit for every two common limited partnership units in VRLP held as of the close of business on the Record Date. Our operations are presented as if the transfer of the Vornado Included Assets had been consummated prior to all historical periods presented in the accompanying consolidated and combined financial statements at the carrying amounts of such assets and liabilities reflected in Vornado’s books and records.
In connection with the Separation, JBG SMITH issued 94.7 million common shares and JBG SMITH LP issued 5.8 million OP Units to parties other than JBG SMITH. In connection with the Combination, JBG SMITH issued 23.2 million common shares and JBG SMITH LP issued 13.9 million OP Units to parties other than JBG SMITH. As of the completion of the Formation Transaction there were 118.0 million JBG SMITH common shares outstanding and 19.8 million JBG SMITH LP OP Units outstanding that were owned by parties other than JBG SMITH. As of December 31, 2017, we, as its sole general partner, controlled JBG SMITH LP and owned 85.6% of its OP Units.
We own and operate a portfolio of high-quality office and multifamily assets, many of which are amenitized with ancillary retail. Our portfolio reflects our longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, DC metropolitan area that have high barriers to entry and key urban amenities, including being within walking distance of a Metro station.
As of December 31, 2017, our Operating Portfolio consists of 69 operating assets comprising 51 office assets totaling over 13.7 million square feet (11.8 million square feet at our share), 14 multifamily assets totaling 6,016 units (4,232 units at our share) and four other assets totaling approximately 765,000 square feet (348,000 square feet at our share). Additionally, we have (i) ten assets under construction comprising four office assets totaling approximately 1.3 million square feet (1.2 million square feet at our share), five multifamily assets totaling 1,767 units (1,568 units at our share) and one other asset totaling approximately 41,100 square feet (4,100 square feet at our share); and (ii) 43 future development assets totaling approximately 21.4 million square feet (17.9 million square feet at our share) of estimated potential development density.
Our revenues are derived primarily from leases with office and multifamily tenants, including fixed rents and reimbursements from tenants for certain expenses such as real estate taxes, property operating expenses, and repairs and maintenance. In addition, we have a third-party real estate services business that provides fee-based real estate services to the legacy funds formerly organized by The JBG Companies ("JBG Legacy Funds") and other third parties.

As of December 31, 2017, five of our assets in the aggregate generated approximately 25% of our share of annualized rent. Only the U.S. federal government accounted for 10% or more of our rental revenue, which consists of property rentals and tenant reimbursements, during each of the three years in the period ended December 31, 2017 as follows:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Rental revenue from the U.S. federal government	$92,192	$103,864	$102,951
Percentage of office segment rental revenue	24.5%	29.6%	29.7%
Percentage of total rental revenue	19.4%	23.6%	23.9%
Basis of Presentation
The accompanying consolidated and combined financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany transactions and balances have been eliminated.
The accompanying consolidated and combined financial statements include the accounts of JBG SMITH and our wholly owned subsidiaries and those other entities, including JBG SMITH LP, in which we have a controlling financial interest, including where we have been determined to be the primary beneficiary of a variable interest entity ("VIE"). See Note 6 for additional information on our consolidated VIEs. The portions of the equity and net income (loss) of consolidated subsidiaries that are not attributable to JBG SMITH are presented separately as amounts attributable to noncontrolling interests in the consolidated and combined financial statements.
References to the financial statements refer to our consolidated and combined financial statements as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017. References to the balance sheets refer to our consolidated and combined balance sheets as of December 31, 2017 and 2016. References to the statement of operations refer to our consolidated and combined statements of operations for each of the three years in the period ended December 31, 2017. References to the statement of cash flows refer to our consolidated and combined statements of cash flows for each of the three years in the period ended December 31, 2017.
Combination
JBG SMITH and the Vornado Included Assets were under common control of Vornado for all periods prior to the Separation. The transfer of the Vornado Included Assets from Vornado to JBG SMITH was completed prior to the Separation, at net book values (historical carrying amounts) carved out from Vornado’s books and records. For purposes of the formation of JBG SMITH, the Vornado Included Assets were designated as the predecessor and the accounting acquirer of the JBG Assets. Consequently, the financial statements of JBG SMITH, as set forth herein, represent a continuation of the financial information of the Vornado Included Assets as the predecessor and accounting acquirer such that the historical financial information included herein as of any date or for any periods on or prior to the completion of the Combination represents the pre-Combination financial information of the Vornado Included Assets. The financial statements reflect the common shares as of the date of the Separation as outstanding for all periods prior to July 17, 2017. The acquisition of the JBG Assets completed subsequently by JBG SMITH was accounted for as a business combination using the acquisition method whereby identifiable assets acquired and liabilities assumed are recorded at the acquisition-date fair values and income and cash flows from the operations were consolidated into the financial statements of JBG SMITH commencing July 18, 2017. Consequently, the financial statements for the periods before and after the Formation Transaction are not directly comparable.
The accompanying statements of operations for the year ended December 31, 2017 include our consolidated accounts and the combined accounts of the Vornado Included Assets. Accordingly, the results of operations for the year ended December 31, 2017 reflect the aggregate operations and changes in cash flows and equity on a combined basis for the period prior to July 17, 2017 and on a consolidated basis for the period subsequent to July 17, 2017. The accompanying financial statements for the years ended December 31, 2016 and 2015 include the Vornado Included Assets. Therefore, our results of operations, cash flows and financial condition set forth in this report are not necessarily indicative of our future results of operations, cash flows or financial condition as an independent, publicly traded company.
The historical financial results for the Vornado Included Assets reflect charges for certain corporate costs allocated by the former parent which we believe are reasonable. These charges were based on either actual costs incurred or a proportion of costs estimated to be applicable to the Vornado Included Assets based on an analysis of key metrics, including total revenues. Such costs do not necessarily reflect what the actual costs would have been if JBG SMITH had been operating as a separate standalone public company. See Note 18 for additional information.

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

•
Reclassification of $19.1 million and $18.2 million of expenses for the years ended December 31, 2016 and 2015 to "General and administrative: third-party real estate services" from "Property operating expenses" as it relates to expenses incurred to provide third-party real estate services. Additionally, we reclassified $16.4 million and $15.9 million of income for the years ended December 31, 2016 and 2015 to "Third-party real estate services, including reimbursements" from "Other income" as it relates to revenue earned from providing third-party real estate services.

2.    Summary of Significant Accounting Policies
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates include: (i) the underlying cash flows used to establish the fair values recorded in connection with the Combination and used in assessing impairment, (ii) the determination of useful lives for tangible and intangible assets and (iii) the allowance for doubtful accounts. Actual results could differ from those estimates.
Business Combinations
We account for business combinations, including the acquisition of real estate, using the acquisition method pursuant to which we recognize and measure the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree at their acquisition date fair values. Accordingly, we estimate the fair values of acquired tangible assets (consisting of real estate, cash and cash equivalents, tenant and other receivables, investments in unconsolidated real estate ventures and other assets, as applicable), identified intangible assets and liabilities (consisting of the value of in-place leases, above- and below-market leases, options to enter into ground leases and management contracts, as applicable), assumed debt and other liabilities, and noncontrolling interests, as applicable, based on our evaluation of information and estimates available at that date. Based on these estimates, we allocate the purchase price to the identified assets acquired and liabilities assumed. Any excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. Any excess of the fair value of assets acquired over the purchase price is recorded as a gain on bargain purchase. If, up to one year from the acquisition date, information regarding the fair value of the net assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made on a prospective basis to the purchase price allocation, which may include adjustments to identified assets, assumed liabilities, and goodwill or the gain on bargain purchase, as applicable. The results of operations of acquisitions are prospectively included in our financial statements beginning with the date of the acquisition. Transaction costs related to business combinations are expensed as incurred and included in "Transaction and other costs" in our statements of operations.

The fair values of buildings are determined using the "as-if vacant" approach whereby we use discounted income or cash flow models with inputs and assumptions that we believe are consistent with current market conditions for similar assets. The most significant assumptions in determining the allocation of the purchase price to buildings are the exit capitalization rate, discount rate, estimated market rents and hypothetical expected lease-up periods. We assess fair value of land based on market comparisons and development projects using an income approach of cost plus a margin.
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

•	Factors considered in determining the value allocable to in-place leases during hypothetical lease-up periods related to space that is leased at the time of acquisition include (i) lost rent and operating cost recoveries during the hypothetical lease-up period and (ii) theoretical leasing commissions required to execute similar leases. These intangible assets are recorded as "Identified intangible assets" in "Other assets, net" in the balance sheets and are amortized to "Depreciation and amortization expenses" in our statements of operations over the remaining term of the existing lease.

•
The fair value of the in-place property management, leasing, asset management, and development and construction management contracts is based on revenue and expense projections over the estimated life of each contract discounted using a market discount rate. These management contract intangibles are amortized to "Depreciation and amortization expenses" in our statements of operations over the weighted average life of the management contracts.

The fair value of investments in unconsolidated real estate ventures and related noncontrolling interests is based on the estimated fair values of the identified assets acquired and liabilities assumed of each venture, including future expected cash flows from promote interests.
The fair value of the mortgages payable assumed was determined using current market interest rates for comparable debt financings. The fair values of the interest rate swaps and caps are based on the estimated amounts we would receive or pay to terminate the contract at the acquisition date and are determined using interest rate pricing models and observable inputs. The carrying value of cash, restricted cash, working capital balances, leasehold improvements and equipment, and other assets acquired and liabilities assumed approximates fair value.
Real Estate
Real estate is carried at cost, net of accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred and are included in "Property operating expenses" in our statements of operations. As real estate is undergoing redevelopment activities, all property operating expenses directly associated with and attributable to the redevelopment, including interest expense, are capitalized to the extent that we believe such costs are recoverable through the value of the property. The capitalization period ends when redevelopment activities are substantially complete. General and administrative costs are expensed as incurred. Depreciation requires an estimate of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. Depreciation is recognized on a straight‑line basis over estimated useful lives, which range from three to 40 years. Tenant improvements are amortized on a straight‑line basis over the lives of the related leases, which approximate the useful lives of the tenant improvements.
Construction in progress, including land, is carried at cost, and no depreciation is recorded. Real estate undergoing significant renovations and improvements is considered to be under development. All direct and indirect costs related to development activities are capitalized into "Construction in progress, including land" on our balance sheets, except for certain demolition costs, which are expensed as incurred. Direct development costs incurred include: pre-development expenditures directly related to a specific project, development and construction costs, interest, insurance and real estate taxes. Indirect development costs include: employee salaries and benefits, travel and other related costs that are directly associated with the development. Our method of calculating capitalized interest expense is based upon applying our weighted average borrowing rate to the actual accumulated expenditures if the property does not have property specific debt. If the property is encumbered by specific debt, we will capitalize both the interest incurred applicable to that debt and additional interest expense using our weighted average borrowing rate for any accumulated expenditures in excess of the principal balance of the debt encumbering the property. The capitalization of such expenses ceases when the real estate is ready for its intended use, but no later than one-year from substantial completion of major construction activity. If we determine that a project is no longer viable, all pre-development project costs are immediately expensed.
Our assets and related intangible assets are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Estimates of future cash flows are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. An impairment loss is recognized if the carrying amount of the asset is not recoverable and is measured based on the excess of the property’s carrying amount over its estimated fair value. If our estimates of future cash flows, anticipated holding periods, or fair values change, based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our financial statements. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.
Real estate is classified as held for sale when all the necessary criteria are met. The criteria include (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. Real estate held for sale is carried at the lower of carrying amounts or estimated fair value less disposal costs. Depreciation and amortization is not recognized on real estate classified as held for sale.

Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with a purchase date life to maturity of three months or less and are carried at cost, which approximates fair value, due to their short‑term maturities.
Restricted Cash
Restricted cash consists primarily of security deposits held on behalf of our tenants and cash escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements.
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
Investments in and Advances to Real Estate Ventures
We analyze our real estate ventures to determine whether the entities should be consolidated. If it is determined that these investments do not require consolidation because the entities are not VIEs in accordance with the Consolidation Topic of the Financial Accounting Standards Board ("FASB"), Accounting Standards Codification ("ASC"), we are not considered the primary beneficiary of the entities determined to be VIEs, we do not have voting control, and/or the limited partners (or non-managing members) have substantive participatory rights, then the selection of the accounting method used to account for our investments in unconsolidated real estate ventures is generally determined by our voting interests and the degree of influence we have over the entity. Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling financial interest in, an entity in which we have a variable interest. Factors considered in determining whether we have the power to direct the activities that most significantly impact the entity’s economic performance include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and the extent of our involvement in the entity.

We use the equity method of accounting for investments in unconsolidated real estate ventures when we own 20% or more of the voting interests and have significant influence but do not have a controlling financial interest, or if we own less than 20% of the voting interests but have determined that we have significant influence. Under the equity method, we record our investments in and advances to these entities in our balance sheets, and our proportionate share of earnings or losses earned by the real estate venture is recognized in "Income (loss) from unconsolidated real estate ventures, net" in the accompanying statements of operations. We earn revenues from the management services we provide to unconsolidated entities. These fees are determined in accordance with the terms specific to each arrangement and may include property and asset management fees or transactional fees for leasing, acquisition, development and construction, financing, and legal services provided. We account for this revenue gross of our ownership interest in each respective real estate venture and recognize such revenue in "Third-party real estate services, including reimbursements" in our statements of operations. Our proportionate share of related expenses is recognized in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations. We may also earn incremental promote distributions if certain financial return benchmarks are achieved upon ultimate disposition of the underlying properties. Management fees are recognized when earned, and promote fees are recognized when certain earnings events have occurred, and the amount is determinable and collectible. Any promote fees are reflected in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations.

With regard to distributions from unconsolidated real estate ventures, we use the information that is available to us to determine the nature of the underlying activity that generated the distributions. Using the nature of distribution approach, cash flows generated from the operations of an unconsolidated real estate venture are classified as a return on investment (cash inflow from operating activities) and cash flows that from property sales, debt refinancing or sales of our investments are classified as a return of investment (cash inflow from investing activities).
On a periodic basis, we evaluate our investments in unconsolidated entities for impairment. We assess whether there are any indicators, including underlying property operating performance and general market conditions, that the value of our investments in unconsolidated real estate ventures may be impaired. An investment in a real estate venture is considered impaired if we determine that its fair value is less than the net carrying value of the investment in that real estate venture on an other-than-temporary basis. Cash flow projections for the investments consider property level factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. We consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include age of the venture, our intent and ability to retain our investment in the entity, financial condition and long-term prospects of the entity and relationships with our partners and banks. If we believe that the decline in the fair value of the investment is temporary, no impairment charge is recorded. If our analysis indicates that there is an other-than temporary impairment related to the investment in a particular real estate venture, the carrying value of the venture will be adjusted to an amount that reflects the estimated fair value of the investment.

Intangibles
Intangible assets consist of in-place leases, below-market ground rent obligations, above-market real estate leases and options to enter into ground lease that were recorded in connection with the acquisition of properties. Intangible assets also include management and leasing contracts acquired in the Combination. Intangible liabilities consist of above-market ground rent obligations and below-market real estate leases that are also recorded in connection with the acquisition of properties. Both intangible assets and liabilities are amortized and accreted using the straight-line method over their applicable remaining useful life. When a lease or contract is terminated early, any remaining unamortized or unaccreted balances are charged to earnings. The useful lives of intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.

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

Noncontrolling Interests
We identify our noncontrolling interests separately within the equity section on the balance sheets. Amounts of consolidated net income (loss) attributable to redeemable noncontrolling interests and to the noncontrolling interests in consolidated subsidiaries are presented separately in the statements of operations.
Redeemable Noncontrolling Interests - Redeemable noncontrolling interests consists of OP Units issued in conjunction with the Formation Transaction and our venture partner's interest in 965 Florida Avenue. The OP Units are redeemable for our common shares or cash beginning August 1, 2018, subject to certain limitations. Redeemable noncontrolling interests are generally redeemable at the option of the holder and are presented in the mezzanine section between total liabilities and shareholders' equity on the balance sheets. The carrying amount of redeemable noncontrolling interests is adjusted to its redemption value at the end of each reporting period, but no less than its initial carrying value, with such adjustments recognized in "Additional paid-in capital". See Note 11 for additional information.
Noncontrolling Interests - Noncontrolling interests represents the portion of equity that we do not own in entities we consolidate, including interests in consolidated real estate ventures.

Derivative Financial Instruments and Hedge Accounting
Derivative financial instruments are used at times to manage exposure to variable interest rate risk. Derivative financial instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.
Derivative Financial Instruments Designated as Cash Flow Hedges - Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are designated as cash flow hedges, and are carried at their estimated fair value on a recurring basis. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in accumulated other comprehensive income and is subsequently reclassified into "Interest expense" in the period that the hedged forecasted transactions affect earnings. Our cash flow hedges become less than perfectly effective if the critical terms of the hedging instrument and the forecasted transactions do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and interest rates. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty.
Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the statements of operations or as a component of comprehensive income and as a component of shareholders’ equity on the balance sheets.

Derivative Financial Instruments Not Designated as Hedges - Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are considered economic hedges, but not designated as accounting hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains are recorded in "Interest expense" in the statements of operations in the period in which the change occurs.

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
Revenue Recognition
Property rentals income includes base rents that each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of periodic step-ups in rent and rent abatements under the leases. We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and the leased space is substantially ready for its intended use. In circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of property rentals revenue on a straight-line basis over the term of the lease. Differences between rental income recognized and amounts due under the respective lease agreements are recorded as an increase or decrease to "Deferred rent receivable, net" on our balance sheets. Property rentals also includes the amortization/accretion of acquired above-and below-market leases.
Tenant reimbursements provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective assets. Tenant reimbursements are accrued in the same periods as the related expenses are incurred.
Third-party real estate services revenue, including reimbursements, is determined in accordance with the terms specific to each arrangement and may include property and asset management fees or transactional fees for leasing, acquisition, development and construction, financing, and legal services provided. These fees are determined in accordance with the terms specific to each arrangement and are recognized as the related services are performed. Development and construction fees earned from providing services to our unconsolidated real estate ventures are recorded on a percentage of completion basis.
Third-Party Real Estate Services Expenses
Third-party real estate services expenses include the costs associated with the management services provided to our unconsolidated real estate ventures and other third parties. We allocate personnel and other overhead costs using the estimates of the time spent performing services for our third-party real estate services and other allocation methodologies.
Income Taxes
We intend to elect to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under those sections, a REIT which distributes at least 90% of its REIT taxable income as dividends to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Prior to the Separation, Vornado operated as a REIT and distributed 100% of taxable income to its shareholders, accordingly, no provision for federal income taxes has been made in the accompanying financial statements for the periods prior to the Separation. We intend to adhere to these requirements and maintain our REIT status in future periods.

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

We also participate in the activities conducted by subsidiary entities which have elected to be treated as taxable REIT subsidiaries ("TRS") under the Code. As such, we are subject to federal, state, and local taxes on the income from these activities. Income taxes attributable to our TRSs are accounted for under the asset and liability method. Under the asset and liability method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.
ASC 740-10, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year.
Earnings (Loss) Per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Unvested and vested share-based payment awards that entitle holders to receive non-forfeitable dividends, which include OP Units and long-term incentive partnership units ("LTIP Units"), are considered participating securities. Consequently, we are required to apply the two-class method of computing basic and diluted earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and participating securities based on their respective rights to receive dividends. During periods of net loss, losses are allocated only to the extent the participating securities are required to absorb their share of such losses. Diluted earnings per common share reflects the potential dilution of the assumed exchange of various units into common shares unvested share-based payment awards to the extent they are dilutive.

Share-Based Compensation
We granted OP Units, formation awards ("Formation Awards"), LTIP Units, LTIP Units with time-based vesting requirements (“Time-Based LTIP Units”) and Performance-Based LTIP Units to our trustees, management and employees in connection with the Separation and Combination. Fair value is determined, depending on the type of award, using the Monte Carlo method or post-vesting restriction periods, which is intended to estimate the fair value of the awards at the grant date using dividend yields and expected volatilities that are primarily based on available implied data and peer group companies' historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The shortcut method is used for determining the expected life used in the valuation method.

Compensation expense is based on the fair value of our common shares at the date of the grant and is recognized ratably over the vesting period using a graded vesting attribution model. We account for forfeitures as they occur. Distributions paid on unvested OP Units, LTIP Units, Time-Based LTIP Units and Performance-Based LTIP Units are charged to "Net income attributable to noncontrolling interests" in the statements of operations.
Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements (ASU) by the FASB that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters

Standards adopted
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash
These standards amend the existing guidance and address specific cash flow issues with the objective of reducing existing diversity in practice. ASU 2016-15 addresses eight specific cash flow issues and ASU 2016-18 specifically addresses presentation of restricted cash and restricted cash equivalents in the statements of cash flows. These standards are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. These standards require a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, entities may apply the amendments prospectively as of the earliest date practicable.

December 2017
Other than the revised statement of cash flows presentation of restricted cash, the adoption and implementation of these standards did not have a material impact on our financial statements. The standards were retrospectively applied to prior years.

ASU 2017‑05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for
Partial Sales of Nonfinancial Assets

This standard clarifies the scope of recently established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC 606. This standard is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. This standard may be adopted either retrospectively or on a modified retrospective basis.

December 2017
The adoption and implementation of this standard did not have an impact on our financial statements. In future periods, the adoption of this standard could have a material impact to our results of operations if we sell a significant partial interest in a real estate asset.

ASU 2017‑09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting
This standard clarifies which changes to the terms or conditions of a share-based payment award are subject to the guidance on modification accounting under ASC Topic 718. Entities would apply the modification accounting guidance unless the value, vesting requirements and classification of a share-based payment award are the same immediately before and after a change to the terms or conditions of the award. This standard is effective for annual periods beginning after December 15, 2017, with early adoption permitted. This standard should be applied prospectively.
December 2017
The adoption and implementation of this standard did not have an impact on our financial statements. In future periods, if we encounter a change to the terms or conditions of any of our share-based payment awards, we will evaluate the need to apply modification accounting based on the new guidance. The general treatment for modifications of share-based payment awards is to record the incremental value arising from the change as additional compensation expense.

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
The standard provides new guidance for the determination of eligibility for hedge accounting and effectiveness. It also amends the presentation and disclosure requirements. This standard is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, with early adoption permitted. This standard requires a modified retrospective transition method which requires the recognition of the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption.

		October 2017	The adoption and implementation of this standard did not have a material impact on our financial statements.

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2017‑01 Business Combinations (Topic 805): Clarifying the Definition of a Business
This standard provides guidance for determination of when an asset acquired or group of assets acquired is not a business. The standard requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This standard reduces the number of transactions that need to be further evaluated. This standard is effective for annual periods beginning after December 15, 2017, with early adoption permitted. This standard should be applied prospectively.

September 2017
The adoption and implementation of this standard did not have an impact on our financial statements. In future periods, the adoption of this standard may result in the capitalization of costs associated with asset acquisitions.

Standards not yet adopted
ASU 2016-02, Leases (Topic 842), as clarified and amended by ASU 2018-01
This standard sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The FASB has also clarified that an assessment of whether a land easement meets the definition of a lease under the new lease standard will be required. An entity with land easements that are not accounted for as leases under the current lease accounting standards, however, may elect a practical expedient to exclude those land easements from assessment under the new lease accounting standards.
The provisions of this standard are effective for fiscal years beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted.
January 2019
We are currently evaluating the overall impact of the adoption of ASU 2016-02 on our financial statements, including the timing of adopting this standard. ASU 2016-02 will more significantly impact the accounting for leases in which we are the lessee. We have ground leases for which we will be required to record a right-of-use asset and lease liability equal to the present value of the remaining minimum lease payments upon adoption of this standard. Under ASU 2016-02, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, we may no longer be able to capitalize internal leasing costs and instead may be required to expense these costs as incurred. Capitalization of internal leasing costs were $2.9 million, $2.5 million and $4.0 million for each of the three years in the period ended December 31, 2017. We do not have any significant land easements.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as clarified and amended by ASU 2016-08, ASU 2016-10 and ASU 2016-12
This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. It requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. This standard is effective beginning after December 15, 2017, including interim reporting periods within that reporting period and may be adopted either retrospectively or on a modified retrospective basis.
January 2018
We will utilize the modified retrospective method of adoption. We completed our evaluation of the implementation of this standard, which included gathering and evaluating the inventory of our revenue streams. The standard excludes from its scope the areas of accounting that most significantly affect our revenue recognition, including accounting for leases and financial instruments. Therefore, the adoption of this standard is not expected to have a material impact on our financial statements. We expect this standard will have an impact on the timing of gains on future partial sales of real estate.

3.	The Combination
In the Combination on July 18, 2017, we acquired the JBG Assets in exchange for approximately 37.2 million common shares and OP Units. The Combination has been accounted for at fair value under the acquisition method of accounting. The following allocation of the purchase price is based on the preliminary fair value of the assets acquired and liabilities assumed (in thousands):

Fair value of purchase consideration:
Common shares and OP Units	$1,224,885
Cash	20,573
Total consideration paid	$1,245,458

Fair value of assets acquired and liabilities assumed:
Land and improvements	$338,072
Building and improvements	609,156
Construction in progress, including land	699,800
Leasehold improvements and equipment	7,890
Real estate	1,654,918
Cash	104,529
Restricted cash	13,460
Investments in and advances to unconsolidated real estate ventures	241,611
Identified intangible assets	138,371
Notes receivable (1)	50,934
Identified intangible liabilities	(8,687)
Mortgages payable assumed (2)	(768,523)
Capital lease obligations assumed (3)	(33,543)
Lease assumption liabilities (4)	(43,388)
Deferred tax liability (5)	(18,610)
Other liabilities acquired, net	(57,650)
Noncontrolling interests in consolidated subsidiaries	(3,588)
Net assets acquired	1,269,834
Gain on bargain purchase (6)	24,376
Total consideration paid	$1,245,458
____________________

(1)	During the year ended December 31, 2017, we received proceeds of $50.9 million from the repayment of the notes receivable acquired in the Combination.

(2)	Subject to various interest rate swap and cap agreements assumed in the Combination that are considered economic hedges, but not designated as accounting hedges.

(3)
In the Combination, two ground leases were assumed that were determined to be capital leases. On July 25, 2017, we purchased a land parcel located in Reston, Virginia associated with one of the ground leases for $19.5 million.

(4)
Includes a $14.0 million payment to a tenant, which will be paid in 2018, and a $29.4 million lease liability we assumed in relocating a tenant to one of our office buildings. The $29.4 million assumed lease liability is based on the contractual payments we assumed under the tenant’s previous lease, which are partially offset by estimated sub-tenant income we anticipate receiving as we actively pursue a sub-tenant.

(5)	Related to the management and leasing contracts acquired in the Combination.

(6)
The Combination resulted in a gain on bargain purchase because the estimated fair value of the identifiable net assets acquired exceeded the purchase consideration by $24.4 million. The purchase consideration was based on the fair value of the common shares and OP Units issued in the Combination. We continue to reassess the recognition and measurement of identifiable assets and liabilities acquired and have preliminarily concluded that all acquired assets and liabilities were recognized and that the valuation procedures and resulting estimates of fair values were appropriate.

During the fourth quarter of 2017, as a result of our continuing reassessment of our fair value estimates, we made adjustments to the fair value of certain assets acquired and liabilities assumed primarily related to an increase of $47.5 million to real estate, a decrease of $8.2 million to identified intangible assets related to management and leasing contracts, an increase of $3.2 million to investments in and advances to unconsolidated real estate ventures, an increase of $43.4 million to lease assumption liability, an increase of $5.6 million to other liabilities acquired and a decrease of $2.9 million to deferred tax liability, resulting in a reduction to the gain on bargain purchase of $3.4 million.

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

(3)
OP Unit consideration paid to certain of the owners of the JBG Assets which have an estimated fair value of $110.6 million is subject to post-combination employment with vesting over periods of either 12 or 60 months and amortization is recognized as compensation expense over the period of employment in "General and administrative expense: Share-based compensation related to Formation Transaction" in the statements of operations.

The JBG Assets acquired on July 18, 2017 comprise: (i) 30 operating assets comprising 19 office assets totaling approximately 3.6 million square feet (2.3 million square feet at our share), nine multifamily assets with 2,883 units (1,099 units at our share) and two other assets totaling approximately 490,000 square feet (73,000 square feet at our share); (ii) 11 office and multifamily assets under construction totaling over 2.5 million square feet (2.2 million square feet at our share); (iii) two near-term development office and multifamily assets totaling approximately 401,000 square feet (242,000 square feet at our share); (iv) 26 future development assets totaling approximately 11.7 million square feet (8.5 million square feet at our share) of estimated potential development density; and (v) JBG/Operating Partners, L.P., a real estate services company providing investment, development, asset management, property management, leasing, construction management and other services. JBG/Operating Partners, L.P. was owned by 20 unrelated individuals of which 19 became our employees, and three serve on our Board of Trustees.
The preliminary estimated fair values of tangible and identified intangible assets and liabilities, which have definite lives, are as follows:

	Total Fair Value	Weighted Average Amortization Period
			Useful Life (1)
	(In thousands)	(In years)
Tangible assets:
Building and improvements	$543,584		3 - 40 years
Tenant improvements	65,572		Shorter of useful life or remaining life of the respective lease
Total building and improvements	$609,156
Leasehold improvements	$4,422		Shorter of useful life or remaining life of the respective lease
Equipment	3,468		5 years
Total leasehold improvements and equipment	$7,890
Identified intangible assets:
In-place leases	$60,317	6.4	Remaining life of the respective lease
Above-market real estate leases	11,732	6.3	Remaining life of the respective lease
Below-market ground leases	332	88.5	Remaining life of the respective lease
Option to enter into ground lease	17,090	N/A	Remaining life of contract
Management and leasing contracts (2)	48,900	7.5	Estimated remaining life of contracts, ranging between 3 - 9 years
Total identified intangible assets	$138,371
Identified intangible liabilities:
Below-market real estate leases	$8,687	10.3	Remaining life of the respective lease

____________________

(1)
In determining these useful lives, we considered the length of time the asset had been in existence, the maintenance history, as well as anticipated future maintenance, and any contractual stipulations that might limit the useful life.

(2)	Includes in-place property management, leasing, asset management and development management contracts.

Transaction costs and other costs (such as advisory, legal, accounting, valuation and other professional fees) incurred to affect the Formation Transaction are included in "Transaction and other costs" in our statements of operations. Transaction and other costs of $127.7 million and $6.5 million were incurred during the years ended December 31, 2017 and 2016. For the year ended December 31, 2017, transaction and other costs include severance and transaction bonus expense of $40.8 million, investment banking fees of $33.6 million, legal fees of $13.9 million and accounting fees of $10.8 million.
The total revenue and net loss of the JBG Assets for the year ended December 31, 2017 included in our statements of operations from the acquisition date was $71.3 million and $23.1 million.
The accompanying unaudited pro forma information for the two years in the period ended December 31, 2017 is presented as if the Formation Transaction had occurred on January 1, 2016. This pro forma information is based upon the historical financial statements. This unaudited pro forma information does not purport to represent what the actual results of our operations would have been, nor does it purport to predict the results of operations of future periods. The unaudited pro forma information for the year ended December 31, 2017 was adjusted to exclude $24.4 million of gain on bargain purchase. The unaudited pro forma information was adjusted to exclude transaction and other costs of $127.7 million and $6.5 million and their respective income tax benefits for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
	(In thousands, except per share data)
Unaudited pro forma information:
Total revenue	$637,672	$655,668
Net loss attributable to common shareholders	$(19,343)	$(26,961)
Loss per common share:
Basic	$(0.16)	$(0.23)
Diluted	$(0.16)	$(0.23)

4.    Tenant and Other Receivables, Net
The following is a summary of tenant and other receivables, net as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)
Tenants	$30,672	$26,278
Third-party real estate services	8,954	2,488
Other	12,992	8,826
Allowance for doubtful accounts	(5,884)	(4,212)
Total tenant and other receivables, net	$46,734	$33,380
We incurred bad debt expense of approximately $3.8 million, $750,600 and $1.4 million during each of the three years in the period ended December 31, 2017, which is included in "Property operating expenses" in the statements of operations.

5.    Investments in and Advances to Unconsolidated Real Estate Ventures
The following is a summary of the composition of our investments in and advances to unconsolidated real estate ventures as of December 31, 2017 and 2016:

	Ownership Interest (1)	December 31,
Real Estate Venture Partners (1)	December 31, 2017	2017	2016
		(In thousands)
Landmark	1.8% - 49.0%	$95,368	$—
CBREI Venture	5.0% - 64.0%	79,062	—
Canadian Pension Plan Investment Board ("CPPIB")	55.0%	36,317	36,312
Brandywine	30.0%	13,741	—
Berkshire Group	50.0%	27,761	—
JP Morgan	5.0%	9,296	9,335
Other		246	129
Total investments in unconsolidated real estate ventures		261,791	45,776
Advances to unconsolidated real estate ventures		20	—
Total investments in and advances to unconsolidated real estate ventures		$261,811	$45,776
_______________

(1)
We aggregate our investments in and advances to unconsolidated real estate ventures by real estate venture partner. We have multiple investments with certain venture partners with varying ownership interests.

In November 2017, we acquired the remaining 41.0% interest in the Capitol Point - North unconsolidated real estate venture, which was part of our real estate venture with Landmark for $13.1 million. Subsequent to the acquisition, we consolidated Capitol Point - North.

In November 2017, our real estate venture with CBREI closed a $110.0 million refinancing on Atlantic Plumbing, a multifamily and retail asset in the U Street/Shaw submarket of Washington, DC. The loan has a five-year term and bears interest at a variable rate of one-month LIBOR plus 1.50%. A prior swap agreement was novated to synthetically fix the interest rate through September 2020, and we are responsible for the related premiums. At closing, $100.0 million was funded, which was used in part to repay the existing $88.4 million loan. The real estate venture has the ability to draw an additional $10.0 million based on the asset’s performance.

The following is a summary of the debt of our unconsolidated real estate ventures as of December 31, 2017 and 2016:

	Weighted Average Effective Interest Rate at	December 31,
	December 31, 2017	2017	2016
		(In thousands)
Variable rate (1)	4.40%	$534,500	$31,000
Fixed rate (2)	3.79%	657,701	273,000
Unconsolidated real estate ventures - mortgages payable		1,192,201	304,000
Unamortized deferred financing costs		(2,000)	(1,034)
Unconsolidated real estate ventures - mortgages payable, net (3)		$1,190,201	$302,966
______________

(1)	Includes variable rate mortgages payable with interest rate cap agreements.

(2)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

(3)	See Note 17 for additional information regarding related commitments and contingencies.

The following is a summary of the financial information for our unconsolidated real estate ventures as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017:

	December 31,
	2017	2016
Combined balance sheet information:	(In thousands)
Real estate, net	$2,106,670	$463,643
Other assets	264,731	134,596
Total assets	$2,371,401	$598,239

Mortgages payable, net	$1,190,202	$302,966
Other liabilities	76,415	24,896
Total liabilities	1,266,617	327,862
Noncontrolling interests	—	343
Total equity	1,104,784	270,034
Total liabilities and equity	$2,371,401	$598,239

	Year Ended December 31,
	2017	2016	2015
Combined income statement information:	(In thousands)
Total revenue	$135,256	$68,118	$67,275
Operating income	14,741	19,283	21,173
Net income (loss)	(7,593)	5,234	340
6.    Variable Interest Entities

Unconsolidated VIEs
As of December 31, 2017 and 2016, we have interests in entities that are deemed VIEs that are in development stage and do not hold sufficient equity at risk or conduct substantially all their operations on behalf of the investor with disproportionately few voting rights. Although we are engaged to act as the managing partner in charge of day-to-day operations of these investees, we are not the primary beneficiary of these VIEs as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE’s performance. We account for our investment in these entities under the equity method. As of December 31, 2017 and 2016, the net carrying amounts of our investment in these entities were $163.5 million and $42.4 million. Our maximum exposure to loss in these entities is limited to our investments, construction commitments and debt guarantees. See Note 17 for additional information.

Consolidated VIEs

JBG SMITH LP is our most significant consolidated VIE. We hold the majority membership interest in the operating partnership, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management.
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
We also consolidate certain VIEs that have minimal noncontrolling interests (less than 5%). These entities are VIEs because the noncontrolling interest holders do not have substantive kick-out or participating rights. We consolidate these entities because we control all of their significant business activities. As of December 31, 2017, the total assets and liabilities of such consolidated VIEs, excluding the operating partnership, were approximately $111.0 million and $8.8 million.

7.    Other Assets, Net
The following is a summary of other assets, net as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)
Deferred leasing costs	$171,153	$157,258
Accumulated amortization	(67,180)	(57,910)
Deferred leasing costs, net	103,973	99,348
Prepaid expenses	9,038	2,199
Identified intangible assets, net	126,467	3,063
Deferred financing costs on revolving credit facility, net	6,654	—
Deposits	6,317	100
Other	11,474	8,245
Total other assets, net	$263,923	$112,955

The following is a summary of the composition of identified intangible assets, net as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Identified intangible assets:	(in thousands)
In-place leases	$72,086	$12,777
Above-market real estate leases	12,066	773
Below-market ground leases	2,547	2,215
Option to enter into ground lease	17,090	—
Management and leasing contracts	48,900	—
Other	206	206
Total identified intangibles assets	152,895	15,971
Accumulated amortization:
In-place leases	20,015	10,871
Above-market real estate leases	1,600	612
Below-market ground leases	1,365	1,278
Option to enter into ground lease	78	—
Management and leasing contracts	3,209	—
Other	161	147
Total accumulated amortization	26,428	12,908
Identified intangible assets, net	$126,467	$3,063

The following is a summary of amortization expense included in the statements of operations related to identified intangible assets for each of the three years in the period ended December 31, 2017:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
In-place lease amortization (1)	$10,216	$485	$1,343
Above-market real estate lease amortization (2)	1,428	78	89
Below-market ground lease amortization (3)	87	85	85
Management and leasing contract amortization (1)	3,209	—	—
Other amortization (1)	14	92	248
Total identified intangible asset amortization	$14,954	$740	$1,765

___________________________________________
(1) Amounts are included in "Depreciation and amortization expenses" in our statements of operations.
(2) Amounts are included in "Property rentals revenue" in our statements of operations.
(3) Amounts are included in "Property operating expenses" in our statements of operations.

As of December 31, 2017, the estimated amortization of identified intangible assets is as follows for the next five years and thereafter:

Year ending December 31,	Amount
(in thousands)
2018	$22,338
2019	19,167
2020	16,136
2021	12,607
2022	11,248
Thereafter	44,971
Total	$126,467
8.    Debt
Mortgages Payable
The following is a summary of mortgages payable as of December 31, 2017 and 2016:

	Weighted Average Effective Interest Rate at	December 31,
	December 31, 2017	2017 (1)	2016
		(In thousands)
Variable rate (2)	3.62%	$498,253	$547,291
Fixed rate (3)	4.25%	1,537,706	620,327
Mortgages payable		2,035,959	1,167,618
Unamortized deferred financing costs and premium/discount, net		(10,267)	(2,604)
Mortgages payable, net		$2,025,692	$1,165,014
Payable to former parent (4)	—	$—	$283,232
__________________________

(1)	Includes mortgages payable assumed in the Combination. See Note 3 for additional information.

(2)	Includes variable rate mortgages payable with interest rate cap agreements.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

(4)	Includes amounts payable to former parent as of December 31, 2016 in connection with the Bowen Building and The Bartlett. See Note 18 for additional information.
As of December 31, 2017, the net carrying value of real estate collateralizing our mortgages payable totaled $2.9 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain of our mortgage loans are recourse to us. As of December 31, 2017, we were not in default under any mortgage loan.
In the Combination, we assumed mortgages payable with an aggregate principal balance of $768.5 million. In addition, we entered into mortgages payable with an aggregate principal balance of $79.3 million during the year ended December 31, 2017 with an ability to draw an additional $143.7 million for construction. During the year ended December 31, 2017, we repaid mortgages payable with an aggregate principal balance of $250.0 million, which includes mortgages payable totaling $64.8 million assumed in the Combination. We recognized losses on the extinguishment of debt in conjunction with these repayments of $701,000 for the year ended December 31, 2017.
As of December 31, 2017, we had various interest rate swap and cap agreements with an aggregate notional value of $1.4 billion to swap variable interest rates to fixed rates on certain of our mortgages payable. See Note 15 for additional information.
Credit Facility
On July 18, 2017, we entered into a $1.4 billion credit facility, consisting of a $1.0 billion revolving credit facility maturing in July 2021, with two six-month extension options, a delayed draw $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023 and a delayed draw $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. The interest rate for the credit facility varies based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets and ranges (a) in the case of the revolving credit facility, from LIBOR plus 1.10% to LIBOR plus 1.50%, (b) in the case of the Tranche A-1 Term Loan, from LIBOR plus 1.20% to LIBOR plus 1.70% and (c) in the case of the Tranche A-2 Term Loan, from LIBOR plus 1.55% to LIBOR plus 2.35%. There are various LIBOR options in the credit facility, and we elected the one-month LIBOR option as of December 31, 2017. In October 2017, we entered into an interest rate swap with a notional value of $50.0 million to convert the variable interest rate applicable to our Tranche A-1 Term Loan to a fixed interest rate, providing a base interest rate under the facility agreement of 1.97% per annum. The interest rate swap matures in January 2023, concurrent with the maturity of our Tranche A-1 Term Loan. As of December 31, 2017, we were not in default under our credit facility.
On July 18, 2017, in connection with the Combination, we drew $115.8 million on the revolving credit facility and $50.0 million under the Tranche A-1 Term Loan. In connection with the execution of the credit facility, we incurred $11.2 million in debt issuance costs.
The following is a summary of amounts outstanding under the credit facility as of December 31, 2017:

	December 31, 2017
	Interest Rate	Balance
		(In thousands)
Revolving credit facility (1)	2.66%	$115,751

Tranche A-1 Term Loan	3.17%	$50,000
Unamortized deferred financing costs, net		(3,463)
Unsecured term loan, net		$46,537
__________________________

(1)	As of December 31, 2017, letters of credit with an aggregate face amount of $5.7 million were provided under our revolving credit facility.

Principal Maturities
Principal maturities of debt outstanding as of December 31, 2017, including mortgages payable, the Tranche A-1 Term Loan and borrowings on the revolving credit facility, are as follows:

Year ending December 31,	Amount
(In thousands)
2018	$337,513
2019	227,041
2020	225,914
2021	216,545
2022	327,500
Thereafter	867,197
Total	$2,201,710
Interest costs incurred, excluding amortization and accretion of discounts and premiums and deferred financing costs, were $65.4 million, $54.3 million and $55.5 million for each of the three years in the period ended December 31, 2017, of which $12.7 million, $4.1 million and $6.4 million were capitalized.

9.    Other Liabilities, Net
The following is a summary of other liabilities, net as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)
Lease intangible liabilities	$44,917	$36,515
Accumulated amortization	(26,950)	(24,945)
Lease intangible liabilities, net	17,967	11,570
Prepaid rent	15,751	9,163
Lease assumption liabilities and accrued tenant incentives (1)	50,866	14,907
Capital lease obligation	15,819	—
Security deposits	13,618	10,324
Ground lease deferred rent payable	3,730	3,331
Net deferred tax liability	8,202	—
Dividends payable (2)	31,097	—
Other	4,227	192
Total other liabilities, net	$161,277	$49,487
___________________________________________

(1)	As of December 31, 2017, includes $43.4 million of lease assumption liabilities assumed in the Combination. See Note 3 for additional information.

(2)	Dividends declared in December 2017 that were paid in January 2018.
Amortization expense included in "Property rentals" the statements of operations related to lease intangible liabilities for each of the three years in the period ended December 31, 2017 was $2.3 million, $1.4 million and $2.9 million.

As of December 31, 2017, the estimated amortization of lease intangible liabilities is as follows for the next five years and thereafter:

Year ending December 31,	Amount
(in thousands)
2018	$2,695
2019	2,633
2020	2,382
2021	1,905
2022	1,788
Thereafter	6,564
Total	$17,967
10.     Income Taxes

For the year ended December 31, 2017, we intend to elect to be taxed as a REIT, and our former parent also elected to be taxed as a REIT for the years ended December 31, 2016 and 2015. Accordingly, we incurred no federal income tax expense for each of the three years ended December 31, 2017 related to our REIT subsidiaries. The only federal income taxes included in the accompanying financial statements relate to activities of our TRSs. Due to the passage of federal tax reform legislation, which was signed into law on December 22, 2017 and which we refer as the 2017 Tax Act, our TRSs were required to decrease the net deferred tax liability, which resulted in a net tax benefit of $3.9 million during the year ended December 31, 2017. The remainder of the tax benefit is due to the net loss of the TRSs.

Our financial statements include the operations of our TRSs, which are subject to federal, state and local income taxes on their taxable income. As a REIT, we may also be subject to federal excise taxes if we engage in certain types of transactions. Continued qualification as a REIT depends on our ability to satisfy the REIT distribution tests, stock ownership requirements and various other qualification tests. As of December 31, 2017, our TRSs have an estimated federal and state net operating loss of $6.2 million, which will expire in 2037. As of December 31, 2017, the cost of real estate, net of accumulated depreciation, for federal income tax purposes was approximately $3.5 billion.

The following is a summary of our income tax benefit (expense) for each of the three years in the period ended December 31, 2017:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current tax benefit (expense)	$(496)	$(1,083)	$(420)
Deferred tax benefit (expense)	10,408	—	—
Income tax benefit (expense)	$9,912	$(1,083)	$(420)

As of December 31, 2017, we have a net deferred tax liability of $8.2 million primarily related to the management and leasing contracts assumed in the Combination, partially offset by deferred tax assets associated with tax versus book differences, related general and administrative expenses and the net operating loss for 2017. We are subject to federal, state and local income tax examinations by taxing authorities for 2014 through 2017.

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Accrued bonus	$1,675	$—
Net operating loss	1,710	—
Other	805	—
Total deferred tax assets	4,190	—
Deferred tax liabilities:
Management and leasing contracts	(11,840)	—
Other	(552)	—
Total deferred tax liabilities	(12,392)	—
Net deferred tax liability	$(8,202)	$—
During the year ended December 31, 2017, our Board of Trustees declared cash dividends of $0.45 per common share of which $0.31 was taxable as ordinary income for federal income tax purposes in 2017 and the remaining $0.14 will be determined in 2018. No dividends were declared or paid in 2016 and 2015.
11.    Redeemable Noncontrolling Interests
JBG SMITH LP
In the Formation Transaction, JBG SMITH LP issued 19.8 million OP Units to persons other than JBG SMITH that are redeemable for cash or our common shares beginning August 1, 2018, subject to certain limitations. These OP Units represent a 14.4% interest in JBG SMITH LP as of December 31, 2017. The carrying amount of the redeemable noncontrolling interests is adjusted to its redemption value at the end of each reporting period, but no less than its initial carrying value, with such adjustments recognized in "Additional paid-in capital". Redemption value is equivalent to the market value of one of our common shares at the end of the period multiplied by the number of vested OP Units outstanding.
Consolidated Real Estate Venture
In November 2017, a real estate venture acquired 965 Florida Avenue for $1.5 million and concurrently restructured the terms of the venture. Prior to the restructure, our partner held a 37.9% ownership interest. Pursuant to the terms of the venture agreement, we will fund all capital contributions until we achieve a 97.0% interest. Our partner can redeem its interest for cash two years after delivery, but no later than seven years subsequent to delivery. As of December 31, 2017, we held a 67.6% ownership interest and consolidated 965 Florida Avenue.
Below is a summary of the activity of redeemable noncontrolling interests for the year ended December 31, 2017:

	JBG SMITH LP	Consolidated Real Estate Venture	Total
	(In thousands)
Balance at January 1, 2017 (1)	$—	$—	$—
OP Units issued at the Separation	96,632	—	96,632
OP Units issued in connection with the Combination (2)	359,967	—	359,967
Net loss attributable to redeemable noncontrolling interests	(7,320)	(8)	(7,328)
Other comprehensive income	225	—	225
Distributions and acquisition of consolidated real estate venture	(9,113)	5,420	(3,693)
Share-based compensation expense	32,634	—	32,634
Adjustment to redemption value	130,692	—	130,692
Balance as of December 31, 2017	$603,717	$5,412	$609,129
__________________

(1)	We did not have any redeemable noncontrolling interests prior to the Separation on July 17, 2017.

(2)
Excludes certain OP Units issued in the Combination which have an estimated fair value of $110.6 million, that are subject to post-combination employment with vesting over periods of either 12 or 60 months. See Note 12 for additional information.

12.     Share-Based Payments and Employee Benefits

OP UNITS

In the Combination, 3.3 million OP Units were issued with an estimated grant-date fair value of $110.6 million, subject to post-combination employment with vesting over periods of either 12 or 60 months. The fair value of these OP Units was estimated based on the post-vesting restriction periods of the OP Units. The significant assumptions used to value the OP Units included expected volatilities (18.0% to 27.0%), risk-free interest rates (1.3% to 1.5%) and post-vesting restriction periods (1 year to 3 years). Compensation expense for these OP Units is recognized over the graded vesting period. See Note 3 for additional information.
The following table presents information regarding the OP Units activity during the year ended December 31, 2017:

	Unvested Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2017	—	$—
Granted	3,280,900	33.71
Vested	(193,938)	37.10
Unvested at December 31, 2017	3,086,962	33.49

JBG SMITH 2017 Omnibus Share Plan

On June 23, 2017, our Board of Trustees adopted the JBG SMITH 2017 Omnibus Share Plan (the "Plan"), effective as of July 17, 2017, and authorized the reservation of approximately 10.3 million of our common shares pursuant to the Plan. On July 10, 2017, our then sole-shareholder approved the Plan. As of December 31, 2017, there were 6.6 million common shares available for issuance under the Plan.
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
The value of vested Formation Awards is realized through conversion of the award into a number of LTIP Units, and subsequent conversion into a number of OP Units determined based on the difference between $37.10 and the value of a common share on the conversion date. The conversion ratio between Formation Awards and OP Units, which starts at zero, is the quotient of (i) the excess of the value of a common share on the conversion date above the per share value at the time the Formation Award was granted over (ii) the value of a common share as of the date of conversion. This is similar to a "cashless exercise" of stock options, whereby the holder receives a number of shares equal in value to the difference between the full value of the total number of shares for which the option is being exercised and the total exercise price. Like options, Formation Awards have a finite 10-year term over which their value is allowed to increase and during which they may be converted into LTIP Units (and in turn, OP Units). Holders of Formation Awards will not receive distributions or allocations of net income or net loss prior to vesting and conversion to LTIP Units.
The grant-date fair value of the Formation Awards was $23.7 million or $8.84 per unit estimated using Monte Carlo simulations. The significant assumptions used to value the awards included expected volatility (26.0%), dividend yield (2.3%), risk-free interest rate (2.3%) and expected life (7 years). Compensation expense for these awards is being recognized over a five-year period.

The following table presents information regarding the Formation Awards activity during the year ended December 31, 2017:

	Unvested Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2017	—	$—
Granted	2,680,552	8.84
Forfeited	(6,738)	8.84
Unvested at December 31, 2017	2,673,814	8.84

LTIP and Time-Based LTIP Units
On July 18, 2017, we granted a total of 47,166 fully vested LTIP Units to the seven non-employee trustees in the notional amount of $250,000 each. The LTIP Units may not be sold while such non-employee trustee is serving on the Board. On the same date, we also granted 59,927 LTIP units to a key employee of which 50% vested immediately and the remaining 50% vests ratably from the 31st to the 60th month following the grant date. These LTIP Units had an aggregate grant-date fair value of $3.5 million.
On August 1, 2017, we granted 302,518 Time-Based LTIP Units to management and other employees under our Plan. The Time-Based LTIP units vest in four equal installments on August 1 of each year, subject to continued employment. These Time-Based LTIP Units were valued at a weighted average grant-date fair value of $33.71 per unit. Compensation expense for these units is being recognized over a four-year period.
The fair value of LTIP and Time-Based LTIP Units was estimated based on the post-vesting restriction periods. The significant assumptions used to value the units included expected volatilities (17.0% to 19.0%), risk-free interest rates (1.3% to 1.5%) and post-vesting restriction periods (2 years to 3 years). Net income and net loss is allocated to each LTIP and Time-Based LTIP Unit. LTIP and Time-Based LTIP Unit holders have the right to convert all or a portion of vested units into OP Units, which are then subsequently exchangeable for our common shares. LTIP and Time-Based LTIP Units do not have redemption rights, but any OP Units into which units are converted are entitled to redemption rights. LTIP and Time-Based LTIP Units, generally, vote with the OP Units and do not have any separate voting rights except in connection with actions that would materially and adversely affect the rights of the LTIP and Time-Based LTIP Units.
The following table presents information regarding the LTIP and Time-Based LTIP Units activity during the year ended December 31, 2017:

	Unvested Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2017	—	$—
Granted	409,611	33.41
Vested	(77,129)	32.26
Forfeited	(275)	33.71
Unvested at December 31, 2017	332,207	33.68
Performance-Based LTIP Units
On August 1, 2017, we granted 605,072 Performance-Based LTIP Units to management and other employees under the Plan. Performance-Based LTIP Units are performance-based equity compensation pursuant to which participants have the opportunity to earn Performance-Based LTIP Units based on the relative performance of the total shareholder return ("TSR") of our common shares compared to the companies in the FTSE NAREIT Equity Office Index, over the three-year performance period beginning on the August 1, 2017 grant date, inclusive of dividends and stock price appreciation. Fifty percent of any Performance-Based LTIP Units that are earned vest at the end of the three-year performance period and the remaining 50% on the fourth anniversary of the date of grant, subject to continued employment. Net income and net loss are allocated to each Performance-Based LTIP Unit. The grant-date fair value of the Performance-Based LTIP Units was $9.7 million or $15.95 per unit estimated using Monte Carlo simulations. The significant assumptions used to value the Performance-Based LTIP Units include expected volatility (18.0%), dividend yield (2.3%) and risk-free interest rates (1.5%). Compensation expense for these units is being recognized over a four-year period.

The following table presents information regarding the Performance-Based LTIP Units activity during the year ended December 31, 2017:

	Unvested Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2017	—	$—
Granted	605,072	15.95
Forfeited	(550)	15.95
Unvested at December 31, 2017	604,522	15.95

Share-Based Compensation Expense

Share-based compensation expense for each of the three years in the period ended December 31, 2017 is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Formation Awards	$5,169	$—	$—
LTIP Units	2,615	—	—
OP Units (1)	21,467	—	—
Share-based compensation related to Formation Transaction (2)	29,251	—	—
Time-Based LTIP Units that vest over four years	2,211	—	—
Performance-Based LTIP Units	1,172	—	—
Other equity awards (3)	1,526	4,502	4,506
Share-based compensation expense - other (4)	4,909	4,502	4,506
Total share-based compensation expense	34,160	4,502	4,506
Less amount capitalized	(467)	—	—
Net share-based compensation expense	$33,693	$4,502	$4,506

______________________________________________

(1)	Represents share-based compensation expense for OP Units subject to post-combination employment. See Note 3 for additional information.

(2)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction" in the accompanying statements of operations.

(3)	Represents share-based compensation expense related to equity awards prior to the Formation Transaction.

(4)	Included in "General and administrative expense" in the accompanying statements of operations.
As of December 31, 2017, we had $124.9 million of total unrecognized compensation expense related to unvested share-based payment arrangements (unvested OP Units, Formation Awards, Time-Based LTIP Units and Performance-Based LTIP Units). This expense is expected to be recognized over a weighted average period of 3.3 years.
Employee Benefits
We have a 401(k) defined contribution plan (the "401(k) Plan") covering substantially all of our officers and employees which permits participants to defer compensation up to the maximum amount permitted by law. We provide a discretionary matching contribution. Employees’ contributions vest immediately and our matching contributions vest over five years. Our contributions for each of the three years in the period ended December 31, 2017 were $3.6 million, $2.4 million, $2.3 million.

13.     Earnings (Loss) Per Common Share
The following summarizes the calculation of basic and diluted earnings (loss) per common share and provides a reconciliation of the amounts of net income (loss) available to common shareholders used in calculating basic and diluted earnings (loss) per common share for each of the three years in the period ended December 31, 2017:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Net income (loss)	$(79,084)	$61,974	$49,628
Net loss attributable to redeemable noncontrolling interests	7,328	—	—
Net loss attributable to noncontrolling interest	3	—	—
Net income (loss) attributable to common shareholders	(71,753)	61,974	49,628
Distributions to participating securities	(1,655)	—	—
Net income (loss) available to common shareholders	$(73,408)	$61,974	$49,628

Weighted average number of common shares outstanding — basic and diluted (1)	105,359	100,571	100,571
Earnings (loss) per common share:
Basic	$(0.70)	$0.62	$0.49
Diluted	(0.70)	0.62	0.49
______________

(1)	Reflects the weighted average common shares outstanding as of the date of the Separation in all periods prior to July 17, 2017.

The effect of the conversion of 16.7 million OP Units that were outstanding at December 31, 2017 is excluded in the computation of basic and diluted loss per common share, as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed conversion of these units would have no net impact on the determination of diluted earnings per share). Since vested and outstanding OP Units, which are held by noncontrolling interests, are attributed gains and losses at an identical proportion to the common shareholders, the gains and losses attributable and their equivalent weighted average OP Unit impact are excluded from net income (loss) available to common shareholders and the weighted average number of common shares outstanding in calculating basic and diluted loss per common share. The number of additional securities excluded from the calculation of diluted earnings (loss) per common share as they were antidilutive, but potentially could be dilutive in the future are included in the following table for each of the three years in the period ended December 31, 2017:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
OP Units	3,087	—	—
Formation Awards	2,674	—	—
Time-Based LTIP Units	409	—	—
Performance-Based LTIP Units	605	—	—
14.     Future Minimum Rental Income
We lease space to tenants under operating leases that expire at various dates through the year 2036. The leases provide for the payment of fixed base rents payable monthly in advance as well as reimbursements of real estate taxes, insurance and maintenance costs. Retail leases may also provide for the payment by the lessee of additional rents based on a percentage of their sales. As of December 31, 2017, future base rental revenue under these non-cancelable operating leases excluding extension options is as follows:

Year ending December 31,	Amount
(In thousands)
2018	$428,413
2019	341,872
2020	307,181
2021	264,351
2022	226,490
Thereafter	1,167,008
15.    Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2017, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. There were no derivative financial instruments prior to the Combination. The net unrealized gain on our derivative financial instruments designated as cash flow hedges was $1.8 million for the year ended December 31, 2017 and is recorded in "Accumulated other comprehensive income" in the balance sheet. Within the next 12 months, we expect to reclassify $3.6 million as an increase to interest expense. The net unrealized gain on our derivative financial instruments not designated as cash flow hedges was $1.3 million for the year ended December 31, 2017 and is recorded in "Interest expense" in the statement of operations. The fair values of the derivative financial instruments are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and observable inputs. The derivative financial instruments are classified within Level 2 of the valuation hierarchy.
The following are assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2017	(In thousands)
Derivative financial instruments designated as cash flow hedges:
Classified as assets in "Other assets, net"	$1,506	$—	$1,506	$—
Classified as liabilities in "Other liabilities, net"	2,640	—	2,640	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	$635	$—	$635	$—
Classified as liabilities in "Other liabilities, net"	$22	$—	$22	$—
The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2017, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gain included in "Other comprehensive gain'' was primarily attributable to the net change in unrealized gains or losses related to the interest rate swaps that were outstanding as of December 31, 2017, none of which were reported in the statements of operations because they were documented and qualified as hedging instruments and there was no ineffectiveness in relation to the hedges.

Financial Assets and Liabilities Not Measured at Fair Value
As of December 31, 2017 and 2016, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	December 31, 2017		December 31, 2016
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial liabilities:
Mortgages payable	$2,035,959	$2,060,899	$1,167,618	$1,192,267
Revolving credit facility	115,751	115,768	—	—
Unsecured term loan	50,000	50,029	—	—
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

The fair value of our revolving credit facility and unsecured term loan is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. The fair value of the revolving credit facility and unsecured term loan was determined using Level 2 inputs of the fair value hierarchy.

16.    Segment Information

We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. As a result of the Formation Transaction, we redefined our reportable segments to be aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker ("CODM"), makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we aggregate our operating segments into three reportable segments (office, multifamily, and third-party real estate services) based on the economic characteristics and nature of our assets and services. In connection therewith, we have reclassified the prior period segment financial data to conform to the current period presentation.

The CODM measures and evaluates the performance of our operating segments, with the exception of the third-party real estate services business, based on the net operating income ("NOI") of properties within each segment. NOI includes property rental revenues and tenant reimbursements and deducts property operating expenses and real estate taxes.

With respect to the third-party real estate services business, the CODM reviews revenues streams generated by this segment ("Third-party real estate services, including reimbursements"), as well as the expenses attributable to the segment ("General and administrative: third-party real estate services"), which are disclosed separately in the statements of operations. Management company assets primarily consist of management and leasing contracts with a net book value of $45.7 million classified in "Other assets, net" in the balance sheet as of December 31, 2017. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party real estate services operating results are excluded from the NOI data below.

The following table reflects the reconciliation of net income (loss) attributable common shareholders to consolidated NOI for each of the three years in the period ended December 31, 2017:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net income (loss) attributable to common shareholders	$(71,753)	$61,974	$49,628
Add:
Depreciation and amortization expense	161,659	133,343	144,984
General and administrative expense:
Corporate and other	47,131	48,753	44,424
Third-party real estate services	51,919	19,066	18,217
Share-based compensation related to Formation Transaction	29,251	—	—
Transaction and other costs	127,739	6,476	—
Interest expense	58,141	51,781	50,823
Loss on extinguishment of debt	701	—	—
Income tax expense (benefit)	(9,912)	1,083	420
Less:
Third-party real estate services, including reimbursements	63,236	33,882	29,467
Other income	5,167	5,381	10,854
Loss from unconsolidated real estate ventures, net	(4,143)	(947)	(4,283)
Interest and other income (loss), net	1,788	2,992	2,557
Gain on bargain purchase	24,376	—	—
Net loss attributable to redeemable noncontrolling interests	7,328	—	—
Net loss attributable to noncontrolling interest	3	—	—
Consolidated NOI	$297,121	$281,168	$269,901

Below is a summary of NOI by segment for each of the three years in the period ended December 31, 2017:

	Year Ended December 31, 2017
	Office	Multifamily	Other		Elimination of Intersegment Activity	Total
	(In thousands)
Rental revenue:
Property rentals	$343,213	$85,809	$10,508		$(2,905)	$436,625
Tenant reimbursements	32,315	5,012	658		—	37,985
Total rental revenue	375,528	90,821	11,166		(2,905)	474,610
Rental expense:				—
Property operating	93,834	24,297	8,528		(15,604)	111,055
Real estate taxes	50,483	10,940	5,011		—	66,434
Total rental expense	144,317	35,237	13,539		(15,604)	177,489
Consolidated NOI	$231,211	$55,584	$(2,373)		$12,699	$297,121

	Year Ended December 31, 2016
	Office	Multifamily	Other		Elimination of Intersegment Activity	Total
	(In thousands)
Rental revenue:
Property rentals	$317,956	$63,401	$23,234		$(2,996)	$401,595
Tenant reimbursements	33,361	3,454	846		—	37,661
Total rental revenue	351,317	66,855	24,080		(2,996)	439,256
Rental expense:				—
Property operating	91,128	17,238	7,216		(15,278)	100,304
Real estate taxes	46,115	6,993	4,676		—	57,784
Total rental expense	137,243	24,231	11,892		(15,278)	158,088
Consolidated NOI	$214,074	$42,624	$12,188		$12,282	$281,168

	Year Ended December 31, 2015
	Office	Multifamily	Other	Elimination of Intersegment Activity	Total
	(In thousands)
Rental revenue:
Property rentals	$311,671	$53,071	$27,504	$(2,436)	$389,810
Tenant reimbursements	35,508	2,790	2,178	—	40,476
Total rental revenue	347,179	55,861	29,682	(2,436)	430,286
Rental expense:
Property operating	92,355	14,606	9,268	(14,718)	101,511
Real estate taxes	45,479	6,022	7,373	—	58,874
Total rental expense	137,834	20,628	16,641	(14,718)	160,385
Consolidated NOI	$209,345	$35,233	$13,041	$12,282	$269,901
The following is a summary of certain balance sheet data by segment as of December 31, 2017 and 2016:

	Office	Multifamily	Other	Elimination of Intersegment Activity	Total
December 31, 2017	(In thousands)
Real estate, at cost	$3,955,013	$1,476,423	$594,361	$—	$6,025,797
Investments in and advances to unconsolidated real estate ventures	124,659	98,835	38,317	—	261,811
Total assets	3,542,977	1,434,999	1,299,085	(205,254)	6,071,807
December 31, 2016
Real estate, at cost	$2,798,946	$959,404	$397,041	$—	$4,155,391
Investments in and advances to unconsolidated real estate ventures	45,647	—	129	—	45,776
Total assets	2,388,396	873,157	399,087	—	3,660,640

17.    Commitments and Contingencies
Insurance
We maintain general liability insurance with limits of $200.0 million per occurrence and in the aggregate, and property and rental value insurance coverage with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of our properties. We also maintain coverage, through our wholly owned captive insurance subsidiary, for both terrorist acts and for nuclear, biological, chemical or radiological terrorism events with limits of $2.0 billion per occurrence. These policies are partially reinsured by third-party insurance providers.
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
Construction Commitments
As of December 31, 2017, we have construction in progress that will require an additional $766.0 million to complete ($676.0 million related to our consolidated entities and $90.0 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, and available cash.
Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us.
Other
There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree, to (1) guarantee portions of the principal, interest and other amounts in connection with their borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with their borrowings and (3) provide guarantees to lenders and other third parties for the completion of development projects. We customarily have agreements with our outside partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under the guarantee. Amounts that may be required to be paid in future periods in relation to budget overruns or operating losses that also included in some of our guarantees are not estimable. Guarantees (excluding environmental) terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. As of December 31, 2017, the aggregate amount of our principal payment guarantees was approximately $91.5 million for our consolidated entities and $31.0 million for our unconsolidated real estate ventures.
As of December 31, 2017, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $49.3 million, which we anticipate will be primarily expended over the next two to three years.
In connection with the Formation Transaction, we entered into an agreement with Vornado regarding tax matters (the "Tax Matters Agreement") that provides special rules that allocate tax liabilities if the distribution of JBG SMITH shares by Vornado, together with certain related transactions, is not tax-free. Under the Tax Matters Agreement, we may be required to indemnify Vornado against any taxes and related amounts and costs resulting from a violation by us of the Tax Matters Agreement, or from the taking of certain restricted actions by us.

We are obligated under non-cancelable operating leases including ground leases on certain of our properties through 2106. As of December 31, 2017, future minimum rental payments under non-cancelable operating leases, capital leases and lease assumption liabilities are as follows:

Year ending December 31,	Amount
(In thousands)
2018	$13,686
2019	14,073
2020	13,866
2021	13,594
2022	12,845
Thereafter	697,903
Total	$765,967
During each of the three years in the period ended December 31, 2017, we recognized approximately $4.7 million, $2.1 million and $1.9 million of rental expense related to our non-cancelable operating and capital leases.

18.	Transactions with Vornado and Related Parties
Transactions with Vornado
As described in Note 1 and Note 3, the accompanying financial statements present the operations of the Vornado Included Assets as carved-out from the financial statements of Vornado for all periods prior to July 17, 2017.
Certain centralized corporate costs borne by Vornado for management and other services including, but not limited to, accounting, reporting, legal, tax, information technology and human resources have been allocated to the assets in the financial statements based on either actual costs incurred or a proportion of costs estimated to be applicable to the Vornado Included Assets based on key metrics including total revenue. The total amounts allocated during each of the three years in the period ended December 31, 2017 were $13.0 million, $20.7 million and $20.0 million. These allocated amounts are included as a component of "General and administrative expense: Corporate and other" expenses on the statements of operations and do not necessarily reflect what actual costs would have been if the Vornado Included Assets were a separate standalone public company. Actual costs may be materially different.
In connection with the Formation Transaction, we entered into an agreement with Vornado under which Vornado provides operational support for an initial period of up to two years. These services include information technology, financial reporting and payroll services. The charges for these services are based on an hourly or per transaction fee arrangement including reimbursement for overhead and out-of-pocket expenses. The total charges for the year ended December 31, 2017 were approximately $2.2 million. Pursuant to an agreement, we are providing Vornado with leasing and property management services for certain of its assets that were not part of the Separation. The total revenue related to these services for the year ended December 31, 2017 was $779,000. We believe that the terms of both of these agreements are comparable to those that would have been negotiated based on market rates.
In connection with the Formation Transaction, we entered into a Tax Matters Agreement with Vornado. See Note 17 for additional information.
In August 2014, we completed a $185.0 million financing of the Universal buildings, a 687,000 square foot office complex located in Washington, DC. In connection with this financing, pursuant to a note agreement dated August 12, 2014, we used a portion of the financing proceeds and made an $86.0 million loan to Vornado at LIBOR plus 2.9% due August 2019. During 2016 and 2015, Vornado repaid $4.0 million and $7.0 million of the loan receivable. At the Separation, Vornado repaid the outstanding balance of the loan and related accrued interest. As of December 31, 2016, the balance of the receivable from Vornado, including accrued interest, was $75.1 million. We recognized interest income of $1.8 million, $3.3 million and $3.0 million during each of the three years in the period ended December 31, 2017.
In connection with the development of The Bartlett, prior to the Combination, we entered into various note agreements with Vornado whereby we could borrow up to a maximum of $170.0 million. Vornado contributed these note agreements along with accrued and unpaid interest to JBG SMITH at the Separation. As of December 31, 2016, the amounts outstanding under these note agreements totaled $166.5 million, and are included in "Payable to former parent" on our balance sheets. We incurred interest expense of $4.1 million, $4.1 million and $846,000 during each of the three years in the period ended December 31, 2017.
In June 2016, the $115.0 million mortgage loan (including $608,000 of accrued interest) secured by the Bowen Building, a 231,000 square foot office building located in Washington, DC, was repaid with the proceeds of a $115.6 million draw on our former parent's revolving credit facility. Given that the $115.6 million draw on our former parent's credit facility was secured by an interest in the property, such amount was included in "Payable to former parent" in our balance sheet as of December 31, 2016. The loan was repaid with amounts drawn under our revolving credit facility. See Note 8 for additional information. We incurred interest expense of $1.3 million and $1.1 million during the two years in the period ended December 31, 2017.
We have agreements that are terminable on the second anniversary of the Combination with Building Maintenance Services ("BMS"), a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our properties. We paid BMS $13.6 million, $12.1 million and $12.4 million during each of the three years in the period ended December 31, 2017, which are included in "Property operating expenses" in our statements of operations.
We entered into a consulting agreement with Mr. Schear, a member of our Board of Trustees and formerly the president of Vornado’s Washington, DC segment. The consulting agreement expired on December 31, 2017 and provides for the payment of consulting fees and expenses at the rate of approximately $169,400 per month for the 24 months following the Separation, including after the termination of the consulting agreement. The amount due under this consulting agreement of $4.1 million was expensed in connection with the Combination during the year ended December 31, 2017. As of December 31, 2017, the remaining liability is $3.0 million. Additionally, in March 2017, Vornado amended Mr. Schear’s employment agreement to provide for the payment of severance, bonus and post-employment services. A total of $16.4 million was expensed in connection with the Separation during the year ended December 31, 2017.
Transactions with Real Estate Ventures
In addition, we have a third-party real estate services business that provides fee-based real estate services to the JBG Legacy Funds and other third parties. We provide services for the benefit of the JBG Legacy Funds that own interests in the assets retained by the JBG Legacy Funds. In connection with the contribution of the JBG Assets to us, it was determined that the general partner and managing member interests in the JBG Legacy Funds that were held by former JBG executives (and who became members of our management team and/or Board of Trustees) would not be transferred to us and remain under the control of these individuals. In addition, certain members of our senior management and Board of Trustees have an ownership interest in the JBG Legacy Funds and own carried interests in each fund and in certain of our real estate ventures that entitles them to receive additional compensation if the fund or real estate venture achieves certain return thresholds.  This third-party real estate services revenue, including reimbursements, from these JBG Legacy Funds for the year ended December 31, 2017 was $19.9 million.
We rent our corporate offices from an unconsolidated real estate venture and incurred $2.3 million during the year ended December 31, 2017, which is recorded in "General and administrative expense: Corporate and other" in our statement of operations.
Registration Rights Agreements
In connection with the Formation Transaction, we entered into a registration rights agreement with certain former investors in the legacy JBG funds that received our common shares in the Formation Transaction (the "Shares Registration Rights Agreement") and a separate registration rights agreement with the certain former investors in the legacy JBG funds and certain employees of JBG entities that received OP Units in the Formation Transaction (the "OP Units Registration Rights Agreement" and together with the Shares Registration Rights Agreement, the "Registration Rights Agreements"). Certain holders of common shares and OP Units who may benefit from the Registration Rights Agreements are members of our management team and/or Board of Trustees. Our obligations under the Shares Registration Rights Agreement were fully satisfied in January 2018.

19.     Quarterly Financial Data (unaudited)

2017	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter (2)
	(In thousands, except per share data)
Total revenue	$116,272	$118,020	$152,350	$156,371
Net income (loss)	6,318	11,341	(77,991)	(18,752)
Net income (loss) attributable to common shareholders	6,318	11,341	(69,831)	(16,418)
Earnings (loss) per share:
Basic	0.06	0.11	(0.61)	(0.15)
Diluted	0.06	0.11	(0.61)	(0.15)

_______________

(1)
During the third quarter of 2017, we recognized transaction and other costs of $104.1 million, a gain on bargain purchase of $27.8 million and share-based compensation expense of $14.4 million in connection with the completion of the Formation Transaction.

(2)
During the fourth quarter of 2017, we recognized share-based compensation expense of $14.8 million and transaction and other costs of $12.6 million in connection with the completion of the Formation Transaction in the third quarter of 2017. Additionally, we recognized a reduction to the gain on bargain purchase of $3.4 million related to adjustments to the fair value of certain assets acquired and liabilities assumed in the Formation Transaction. See Note 3 for additional information.

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(In thousands, except per share data)
Total revenue	$116,784	$116,339	$123,357	$122,039
Net income	11,547	16,783	21,014	12,630
Net income attributable to common shareholders	11,547	16,783	21,014	12,630
Earnings per share:
Basic	0.11	0.17	0.21	0.13
Diluted	0.11	0.17	0.21	0.13
____________

(1)	During the fourth quarter of 2016, we recognized transaction and other costs of $4.9 million in connection with the Formation Transaction completed during the third quarter of 2017.

20.	Subsequent Events
In January 2018, we entered into an agreement for the sale of Summit I and II, two office assets located in Reston, Virginia, which had an aggregate net carrying value of $87.9 million as of December 31, 2017 for an aggregate gross sales price of $95.0 million. The assets met the held for sale criteria subsequent to December 31, 2017.
In January 2018, we drew an additional $50.0 million under the Tranche A-1 Term Loan, in accordance with the delayed draw provisions of the credit facility. Concurrent with the draw, we entered into an interest rate swap agreement to convert the variable interest rate to a fixed interest rate.
In January 2018, we entered into a real estate venture with CIM Group ("CIM") and Pacific Life Insurance Company ("PacLife"), which purchased the 1,152-key Marriott Wardman Park Hotel ("Wardman Park Marriott"), located adjacent to the Woodley Park Metro Station in northwest Washington, DC.  We and CIM each contributed $10.1 million for 16.67% interests in the real estate venture and PacLife contributed $40.3 million for the remaining 66.67% interest.  Prior to the acquisition, the JBG Legacy Funds owned a 47.64% interest in the Wardman Park Marriott. While the new real estate venture will attempt to improve hotel operations, in the event operations continue to decline, the real estate venture provides a low-cost option to pursue a plan to develop a large and potentially valuable land site in a high value residential market. We do not intend to devote meaningful resources to managing the asset, and intend to only do so if the land development opportunity becomes the primary business plan for the asset.
In February 2018, we closed on a joint venture with one of our real estate venture partners, CPPIB, to develop and own 1900 N Street, an under-construction office asset in Washington, DC. CPPIB has committed approximately $101.0 million for a 45% interest, which will reduce our ownership percentage from 100.0% to 55.0% as contributions are funded.
In February 2018, we issued an additional 61,309 Formation Units, 357,922 Time-Based LTIP Units and 553,589 Performance-Based LTIP Units to management and employees with an estimated aggregate fair value of $21.1 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, our disclosure controls and procedures were effective.
No Management Report or Attestation Report Regarding Internal Control
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding trustees is incorporated herein by reference from the section entitled “Proposal One: Election of Trustees—Nominees for Election as Trustees” in our definitive Proxy Statement (the “2018 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our 2018 Annual Meeting of Shareholders to be held on May 3, 2018. The 2018 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION

The information included under the following captions in our 2018 Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers,” “Corporate Governance and Board Matters—Compensation of Trustees” and “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Executive Officers—Equity Compensation Plan Information” in our 2018 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons and trustee independence is incorporated herein by reference from the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Matters—Corporate Governance Profile” in the Company’s 2018 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal auditor fees and services and the audit committee’s pre-approval policies are incorporated herein by reference from the sections entitled “Proposal Four: Ratification of the Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Proposal Four: Ratification of the Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our 2018 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated and combined information is included in this Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated and Combined Balance Sheets as of December 31, 2017 and 2016
Consolidated and Combined Statements of Operations for the years ended December 31, 2017, 2016 and 2015
Consolidated and Combined Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015
Consolidated and Combined Statements of Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated and Combined Financial Statements

These financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

(2) Financial Statement Schedules

Page
Schedule II - Valuation and Qualifying Accounts	104
Schedule III - Real Estate Investments and Accumulated Depreciation	105

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the financial statements or the notes thereto.

SCHEDULE II
JBG SMITH PROPERTIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged Against Operations	Adjustments to Valuation Accounts	Uncollectible Accounts Written‑off	Balance at End of Year
	(In thousands)
Year ended December 31, 2017:
Allowance for doubtful accounts (1)	$4,526	$3,807	$—	$(2,048)	$6,285
Year ended December 31, 2016:
Allowance for doubtful accounts (1)	$4,431	$751	$—	$(656)	$4,526
Year ended December 31, 2015:
Allowance for doubtful accounts (1)	$2,514	$1,407	$—	$510	$4,431
_______________
(1) Includes allowance for doubtful accounts related to tenant and other receivables and deferred rent receivable.

SCHEDULE III
JBG SMITH PROPERTIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017

		Initial Cost to Company			Gross Amounts at Which Carried at Close of Period
Description	Encumbrances(1)	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction(3)	Date Acquired
Office Operating Assets
Universal Buildings	$184,357	$69,393	$143,320	$22,547	$68,612	$166,648	$235,260	$48,187	1956	2007
2101 L Street	140,493	32,815	51,642	83,766	39,768	128,455	168,223	40,822	1975	2003
Bowen Building	—	30,077	98,962	6,238	30,176	105,101	135,277	32,854	1922	2005
1730 M Street	—	10,095	17,541	16,111	10,687	33,060	43,747	12,537	1964	2002
1233 20th Street	42,684	30,505	23,130	338	30,505	23,468	53,973	735	1984	2017
Executive Tower	—	33,481	67,363	9,306	34,178	75,972	110,150	13,180	2001	2011
1600 K Street	—	19,870	10,308	193	19,870	10,501	30,371	402	1950	2017
Courthouse Plaza 1 and 2	2,000	—	105,475	56,173	—	161,648	161,648	67,974	1989	2002
2345 Crystal Drive	—	23,126	93,918	35,612	23,546	129,110	152,656	54,253	1988	2002
2121 Crystal Drive	139,134	21,503	87,329	47,790	21,934	134,688	156,622	65,256	1985	2002
1550 Crystal Drive	—	22,182	70,525	19,796	21,585	90,918	112,503	37,886	1980	2002
RTC - West	107,720	30,326	134,108	(110)	30,397	133,927	164,324	3,330	1988	2017
2231 Crystal Drive	—	20,611	83,705	18,856	21,001	102,171	123,172	38,807	1987	2002
2011 Crystal Drive	—	18,940	76,921	33,139	18,871	110,129	129,000	45,263	1984	2002
2451 Crystal Drive	—	16,755	68,047	27,307	17,090	95,019	112,109	35,934	1990	2002
Commerce Executive	—	13,401	58,705	26,122	13,140	85,088	98,228	33,829	1987	2002
1235 S. Clark Street	78,000	15,826	56,090	27,075	16,189	82,802	98,991	30,358	1981	2002
241 18th Street S.	—	13,867	54,169	25,164	14,894	78,306	93,200	30,915	1977	2002
251 18th Street S.	35,792	12,305	49,360	50,928	12,809	99,784	112,593	34,678	1975	2002
1215 S. Clark Street	34,299	13,636	48,380	54,196	13,926	102,286	116,212	27,373	1983	2002
201 12th Street S.	—	14,766	52,750	22,680	15,036	75,160	90,196	27,838	1987	2002
800 North Glebe Road	107,500	28,168	140,983	2,182	28,168	143,165	171,333	2,737	2012	2017
1225 S. Clark Street	—	11,176	43,495	19,649	11,413	62,907	74,320	23,247	1982	2002
2200 Crystal Drive	—	13,104	30,050	32,798	13,378	62,574	75,952	18,075	1968	2002
1901 South Bell Street	—	11,669	36,918	22,584	11,669	59,502	71,171	24,931	1968	2002
2100 Crystal Drive	—	10,287	23,590	31,712	10,520	55,069	65,589	22,490	1968	2002
200 12th Street S.	17,227	8,016	30,552	19,423	8,186	49,805	57,991	18,490	1985	2002
2001 Jefferson Davis Highway	—	7,300	16,746	11,297	7,281	28,062	35,343	10,135	1967	2002
Summit I	29,500	7,317	30,626	379	7,317	31,005	38,322	662	1987	2017
Summit II	29,500	5,535	28,463	332	5,535	28,795	34,330	741	1986	2017
1800 South Bell Street	—	—	28,702	7,220	—	35,922	35,922	14,835	1969	2002
Crystal City Shops at 2100	—	4,059	9,309	5,229	4,049	14,548	18,597	5,611	1968	2002
Wiehle Avenue Office Building	—	—	96	—	—	96	96	48	1984	2017
1831 Wiehle Avenue	—	—	—	24	—	24	24	2	1983	2017
Crystal Drive Retail	—	—	20,465	6,034	55	26,444	26,499	12,133	2003	2004
7200 Wisconsin Avenue	83,130	34,683	92,059	885	34,683	92,944	127,627	1,763	1986	2017
One Democracy Plaza	—	—	33,628	6,572	—	40,200	40,200	21,915	1987	2002
4749 Bethesda Avenue Retail	—	—	11,830	2,664	—	14,494	14,494	—	2016	2017
RTC - West Retail	—	2,894	—	7,011	2,894	7,011	9,905	103	2017	2017
Office Construction Assets
1900 N Street	—	—	8,865	86,336	—	95,201	95,201	—		2017
CEB Tower at Central Place	178,783	—	230,280	117,898	—	348,178	348,178	—		2017
4747 Bethesda Avenue	—	—	10,040	46,782	—	56,822	56,822	—		2017
Multifamily Operating Assets
Fort Totten Square	73,600	24,390	90,404	566	24,390	90,970	115,360	1,785	2015	2017
WestEnd25	99,456	67,049	5,039	109,922	68,201	113,809	182,010	23,983	2009	2007
RiverHouse Apartments	307,710	118,421	125,078	82,825	138,763	187,561	326,324	56,476	1960	2007
The Bartlett	220,000	41,687	—	224,805	41,687	224,805	266,492	10,074	2016	2007
220 20th Street	—	8,434	19,340	99,259	8,693	118,340	127,033	27,749	2009	2017
2221 South Clark Street	—	7,405	16,981	41,598	7,386	58,598	65,984	4,109	1964	2002

		Initial Cost to Company			Gross Amounts at Which Carried at Close of Period
Description	Encumbrances(1)	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction(3)	Date Acquired
Falkland Chase - South & West	41,976	18,530	44,232	107	18,530	44,339	62,869	910	1938	2017
Falkland Chase - North	22,566	9,810	22,706	6	9,810	22,712	32,522	477	1938	2017
Multifamily Construction Assets
West Half	1,338	—	17,902	69,424	—	87,326	87,326	—		2017
965 Florida Avenue	—	—	—	22,665	—	22,665	22,665	—		2017
1221 Van Street	59,194	—	63,775	46,834	—	110,609	110,609	1		2017
Atlantic Plumbing C	—	—	13,952	63,269	—	77,221	77,221	—		2017
Other Operating Assets
North End Retail	—	5,847	9,333	(107)	5,847	9,226	15,073	179	2015	2017
Vienna Retail	—	1,763	641	41	1,763	682	2,445	213	1981	2005
Crystal City Marriott Hotel	—	8,000	47,191	12,595	8,224	59,562	67,786	20,529	1968	2004
Future Development Assets
Metropolitan Park 6-8	—	65,259	1,326	26,574	82,898	10,261	93,159	27		2007
Pen Place - Land Parcel	—	104,473	55	(32,322)	61,970	10,236	72,206	—		2007
1700 M Street Dev	—	34,178	46,938	(26,487)	34,183	20,446	54,629	—		2002, 2006
Capitol Point - North	—	32,730	—	147	32,846	31	32,877	—		2017
Potomac Yard Land Bay G - Parcels A - F	—	20,318	—	132	20,318	132	20,450	—		2017
Square 649	—	15,550	6,451	(2,328)	12,803	6,870	19,673	367		2005
Other Future Development Assets	—	140,919	112,653	(9,091)	170,620	73,861	244,481	62		2017
Corporate	—	—	—	21,939	—	21,939	21,939	4,060		2017
	2,035,959	1,332,451	2,922,442	1,762,611	1,368,294	4,649,210	6,017,504	1,011,330
Held for sale:
Summit II	—	1,699	—	—	1,699	—	1,699	—		2017
Potomac Yard Land Bay G - Parcel G	—	6,594	—	—	6,594	—	6,594	—		2017
	—	8,293	—	—	8,293	—	8,293	—
	$2,035,959	$1,340,744	$2,922,442	$1,762,611	$1,376,587	$4,649,210	$6,025,797	$1,011,330
_______________

Note: Depreciation of the buildings and improvements is calculated over lives ranging from the life of the lease to 40 years. As of December 31, 2017, the cost of real estate, net of accumulated depreciation, for federal income tax purposes was approximately $3.5 billion.

(1)	Represents the contractual debt obligations.

(2)	Includes asset impairments recognized and amounts written off in connection with redevelopment activities.

(3)	Date of original construction, many assets have had substantial renovation or additional construction. See "Costs Capitalized Subsequent to Acquisition" column.

The following is a reconciliation of real estate and accumulated depreciation:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Real Estate:
Balance at beginning of the year	$4,155,391	$4,038,206	$3,809,213
Additions during the year:
Land and improvements	428,702	—	—
Buildings and improvements	1,489,409	217,261	252,113
Held for sale	8,293	—	—
Less: Assets written‑off	(55,998)	(100,076)	(23,120)
Balance at end of the year	$6,025,797	$4,155,391	$4,038,206

Accumulated Depreciation:
Balance at beginning of period	$930,769	$908,233	$797,806
Additions charged to operating expenses	136,559	122,612	133,582
Less: Accumulated depreciation on assets written‑off	(55,998)	(100,076)	(23,155)
Balance at end of period	$1,011,330	$930,769	$908,233

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (3) Exhibit Index

Exhibits	Description

2.1
Master Transaction Agreement, dated as of October 31, 2016, by and among Vornado Realty Trust, Vornado Realty L.P., JBG Properties, Inc., JBG/Operating Partners, L.P., certain affiliates of JBG Properties Inc. and JBG/Operating Partners set forth on Schedule A thereto, JBG SMITH Properties and JBG SMITH Properties LP (incorporated by reference to Exhibit 2.1 to our Registration Statement on Form 10, filed on June 12, 2017).

2.2
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

2.10
Separation and Distribution Agreement, dated as of July 17, 2017, by and among Vornado Realty Trust, Vornado Realty L.P., JBG SMITH Properties and JBG SMITH Properties LP (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K, filed on July 21, 2017).

3.1	Declaration of Trust of JBG SMITH Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 21, 2017).

3.2	Articles Supplementary to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 6, 2018).

3.3**	Amended and Restated Bylaws of JBG SMITH Properties.

10.1**	First Amended and Restated Limited Partnership Agreement of JBG SMITH Properties LP, dated as of July 17, 2017.

10.2
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
10.5
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

10.7
Registration Rights Agreement, dated as of July 18, 2017, by and among JBG SMITH Properties and the holders listed on Schedule I thereto (for holders of OP Units of JBG SMITH LP received in the combination) (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on July 21, 2017).

10.8†	Form of JBG SMITH Properties Unit Issuance Agreement (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on July 21, 2017).

10.9†
JBG SMITH Properties Non-Employee Trustee Unit Issuance Agreement, dated July 18, 2017, by and among, JBG SMITH Properties, JBG SMITH Properties LP, Michael J. Glosserman and Glosserman Family JBG Operating, L.L.C. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on July 21, 2017).

10.10†
Amended and Restated Employment Agreement, dated as of June 16, 2017, by and between JBG SMITH Properties and W. Matthew Kelly (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form 10, filed on June 21, 2017).

10.11†
Amended and Restated Employment Agreement, dated as of June 16, 2017, by and between JBG SMITH Properties and James L. Iker (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form 10, filed on June 21, 2017).

10.12†
Amended and Restated Employment Agreement, dated as of June 16, 2017, by and between JBG SMITH Properties and David P. Paul (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form 10, filed on June 21, 2017).

10.13†
Amended and Restated Employment Agreement, dated as of June 16, 2017, by and between JBG SMITH Properties and Robert A. Stewart (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form 10, filed on June 21, 2017).

10.14†
Employment Agreement, dated as of July 17, 2017, by and between JBG SMITH Properties and Stephen W. Theriot (incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K, filed on July 21, 2017).

10.15†
Form of Indemnification Agreement between JBG SMITH Properties and each of its trustees and executive officers (incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K, filed on July 21, 2017).

10.16†
Formation Unit Grant Letter, dated as of October 31, 2016, by and between JBG SMITH Properties and Steven Roth (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form 10, filed on January 24, 2017).

10.17†
Consulting Agreement, dated as of March 10, 2017, by and between JBG SMITH Properties and Mitchell Schear (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form 10, filed on June 12, 2017).

10.18†
Second Amended and Restated Continuation Agreement, dated as of June 13, 2017, by and between Michael J. Glosserman and JBG/Operating Partners, L.P. (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form 10, filed on June 21, 2017).

10.19†	JBG SMITH Properties 2017 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed on July 21, 2017).

10.20**	Amendment No. 1 to the JBG SMITH Properties 2017 Employee Share Purchase Plan, effective January 1, 2018.

10.21†	JBG SMITH Properties 2017 Omnibus Share Plan (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, filed on July 21, 2017).

10.22†	Form of JBG SMITH Properties Formation Unit Agreement (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form 10, filed on June 12, 2017).

10.23†	Form of JBG SMITH Properties Formation Unit Agreement for Non-Employee Trustees (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form 10, filed on June 12, 2017).

10.24†	Form of JBG SMITH Properties Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form 10, filed on June 12, 2017).

Exhibits	Description
10.25†	Form of JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form 10, filed on June 12, 2017).

10.26**	Form of 2018 Performance LTIP Unit Agreement.

10.27†	Form of JBG SMITH Properties Non-Employee Trustee Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form 10, filed on June 21, 2017).

10.28†	Form of JBG SMITH Properties Non-Employee Trustee Restricted Stock Agreement (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form 10, filed on June 21, 2017).

10.29†	Form of JBG SMITH Properties Non-Employee Trustee Unit Issuance Agreement (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form 10, filed on June 21, 2017).

21.1**	List of Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C 1350, as created by Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase
_______________

**	Filed herewith.

†	Denotes a management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBG SMITH Properties

Date:	March 12, 2018	/s/ Stephen W. Theriot
Stephen W. Theriot
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Steven Roth	Chairman of the Board	March 12, 2018
Steven Roth

/s/ Robert Stewart	Executive Vice Chairman	March 12, 2018
Robert Stewart

/s/ W. Matthew Kelly	Chief Executive Officer	March 12, 2018
W. Matthew Kelly

/s/ Stephen W. Theriot	Chief Financial Officer	March 12, 2018
Stephen W. Theriot	(Principal Financial and Accounting Officer)

/s/ Scott Estes	Trustee	March 12, 2018
Scott Estes

/s/ Alan Forman	Trustee	March 12, 2018
Alan Forman

/s/ Michael J. Glosserman	Trustee	March 12, 2018
Michael J. Glosserman

/s/ Charles E. Haldeman, Jr.	Trustee	March 12, 2018
Charles E. Haldeman, Jr.

/s/ Carol Melton	Trustee	March 12, 2018
Carol Melton

/s/ William Mulrow	Trustee	March 12, 2018
William Mulrow

/s/ Mitchell N. Schear	Trustee	March 12, 2018
Mitchell N. Schear

/s/ Ellen Shuman	Trustee	March 12, 2018
Ellen Shuman

/s/ John F. Wood	Trustee	March 12, 2018
John F. Wood