Form 10-Q
period 2018-03-31
JBG SMITH Properties
filed 2018-05-09
CIK 1689796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of May 4, 2018, JBG SMITH Properties had 117,954,877 common shares outstanding.

JBG SMITH PROPERTIES
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES Condensed Consolidated Balance Sheets (Unaudited) (In thousands, except par value amounts)

	March 31, 2018	December 31, 2017
ASSETS
Real estate, at cost:
Land and improvements	$1,469,375	$1,368,294
Buildings and improvements	3,880,993	3,670,268
Construction in progress, including land	568,186	978,942
	5,918,554	6,017,504
Less accumulated depreciation	(1,045,112)	(1,011,330)
Real estate, net	4,873,442	5,006,174
Cash and cash equivalents	221,578	316,676
Restricted cash	26,830	21,881
Tenant and other receivables, net	52,433	46,734
Deferred rent receivable, net	148,094	146,315
Investments in and advances to unconsolidated real estate ventures	368,052	261,811
Other assets, net	276,003	263,923
Assets held for sale	95,314	8,293
TOTAL ASSETS	$6,061,746	$6,071,807

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgages payable, net	$1,921,048	$2,025,692
Revolving credit facility	115,751	115,751
Unsecured term loan, net	96,685	46,537
Accounts payable and accrued expenses	130,185	138,607
Other liabilities, net	133,353	161,277
Liabilities related to assets held for sale	58,524	—
Total liabilities	2,455,546	2,487,864
Commitments and contingencies
Redeemable noncontrolling interests	605,504	609,129
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized, none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized and 117,955 shares issued and outstanding as of March 31, 2018 and December 31, 2017	1,180	1,180
Additional paid-in capital	3,080,926	3,063,625
Accumulated deficit	(99,999)	(95,809)
Accumulated other comprehensive income	14,867	1,612
Total shareholders' equity of JBG SMITH Properties	2,996,974	2,970,608
Noncontrolling interests in consolidated subsidiaries	3,722	4,206
Total equity	3,000,696	2,974,814
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,061,746	$6,071,807

See accompanying notes to the condensed consolidated and combined financial statements (unaudited).

JBG SMITH PROPERTIES Condensed Consolidated and Combined Statements of Operations (Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
REVENUE
Property rentals	$126,651	$99,024
Tenant reimbursements	10,940	8,541
Third-party real estate services, including reimbursements	24,330	7,125
Other income	1,116	1,582
Total revenue	163,037	116,272
EXPENSES
Depreciation and amortization	49,160	33,782
Property operating	30,861	23,781
Real estate taxes	19,610	15,172
General and administrative:
Corporate and other	12,711	13,392
Third-party real estate services	22,609	4,698
Share-based compensation related to Formation Transaction	9,428	—
Transaction and other costs	4,221	5,841
Total operating expenses	148,600	96,666
OPERATING INCOME	14,437	19,606
Income (loss) from unconsolidated real estate ventures, net	(1,902)	209
Interest and other income, net	573	775
Interest expense	(19,257)	(13,918)
Gain on sale of real estate	455	—
INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT	(5,694)	6,672
Income tax (expense) benefit	908	(354)
NET INCOME (LOSS)	(4,786)	6,318
Net loss attributable to redeemable noncontrolling interests	594	—
Net loss attributable to noncontrolling interests	2	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,190)	$6,318
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.04)	$0.06
Diluted	$(0.04)	$0.06
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - basic and diluted	117,955	100,571

See accompanying notes to the condensed consolidated and combined financial statements (unaudited).

JBG SMITH PROPERTIES Condensed Consolidated and Combined Statements of Comprehensive Income (Unaudited) (In thousands)

	Three Months Ended March 31,
	2018	2017
NET INCOME (LOSS)	$(4,786)	$6,318
OTHER COMPREHENSIVE INCOME:
Change in fair value of derivative financial instruments	14,096	—
Reclassification of net loss on derivative financial instruments from accumulated other comprehensive income into interest expense	1,035	—
Other comprehensive income	15,131	—
COMPREHENSIVE INCOME	10,345	6,318
Net loss attributable to redeemable noncontrolling interests	594	—
Other comprehensive income attributable to redeemable noncontrolling interests	(1,876)	—
Comprehensive loss attributable to noncontrolling interests	2	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO JBG SMITH PROPERTIES	$9,065	$6,318

See accompanying notes to the condensed consolidated and combined financial statements (unaudited).

JBG SMITH PROPERTIES
Condensed Consolidated and Combined Statements of Equity
(Unaudited)
(In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Former Parent Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE AS OF JANUARY 1, 2018	117,955	$1,180	$3,063,625	$(95,809)	$1,612	$—	$4,206	$2,974,814
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(4,190)	—	—	(2)	(4,192)
Distributions to noncontrolling interests	—	—	—	—	—	—	(482)	(482)
Redeemable noncontrolling interests redemption value adjustment and other comprehensive income allocation	—	—	17,849	—	(1,876)	—	—	15,973
Other comprehensive income	—	—	—	—	15,131	—	—	15,131
Other	—	—	(548)	—	—	—	—	(548)
BALANCE AS OF MARCH 31, 2018	117,955	$1,180	$3,080,926	$(99,999)	$14,867	$—	$3,722	$3,000,696

BALANCE AS OF JANUARY 1, 2017						$2,121,689	$295	$2,121,984
Net income attributable to former parent						6,318	—	6,318
Deferred compensation shares and options, net						691	—	691
Contributions from former parent, net						11,594	—	11,594
BALANCE AS OF MARCH 31, 2017						$2,140,292	$295	$2,140,587

See accompanying notes to the condensed consolidated and combined financial statements (unaudited).

JBG SMITH PROPERTIES Condensed Consolidated and Combined Statements of Cash Flows (Unaudited) (In thousands)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$(4,786)	$6,318
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	13,099	691
Depreciation and amortization, including amortization of debt issuance costs	50,173	34,194
Deferred rent	(3,294)	(3,733)
(Income) loss from unconsolidated real estate ventures, net	1,902	(209)
Amortization of above- and below-market lease intangibles, net	(96)	(343)
Amortization of lease incentives	2,300	166
Return on capital from unconsolidated real estate ventures	3,764	43
Gain on sale of real estate	(455)	—
Unrealized gain on interest rate swaps and caps	(1,119)	—
Bad debt expense	354	92
Other non-cash items	141	1,665
Changes in operating assets and liabilities:
Tenant and other receivables	(6,038)	4,832
Other assets, net	(4,841)	(10,079)
Accounts payable and accrued expenses	(17,189)	3,834
Other liabilities, net	746	2,130
Net cash provided by operating activities	34,661	39,601
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(84,643)	(28,479)
Proceeds from sale of real estate	2,154	—
Acquisition of interests in unconsolidated real estate ventures, net of cash acquired	(386)	—
Distributions of capital from unconsolidated real estate ventures	1,350	—
Investments in and advances to unconsolidated real estate ventures	(11,801)	(14)
Other investments	(19)	(136)
Net cash used in investing activities	(93,345)	(28,629)
FINANCING ACTIVITIES:
Contributions from former parent, net	—	11,594
Acquisition of promote interest in unconsolidated real estate ventures	(548)	—
Proceeds from borrowings from former parent	—	4,000
Capital lease payments	(26)	—
Borrowings under mortgages payable	18,547	—
Borrowings under unsecured term loan	50,000	—
Repayments of mortgages payable	(68,221)	(3,347)
Debt issuance costs	—	(42)
Dividends paid to common shareholders	(26,540)	—
Distributions to redeemable noncontrolling interests	(4,557)	—
Distributions to noncontrolling interests	(120)	—
Net cash (used in) provided by financing activities	(31,465)	12,205
Net (decrease) increase in cash and cash equivalents and restricted cash	(90,149)	23,177
Cash and cash equivalents and restricted cash as of beginning of the period	338,557	32,263
Cash and cash equivalents and restricted cash as of end of the period	$248,408	$55,440

JBG SMITH PROPERTIES Consolidated and Combined Statements of Cash Flows (Unaudited) (In thousands)

	Three Months Ended March 31,
	2018	2017

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AS OF END OF THE PERIOD:
Cash and cash equivalents	$221,578	$50,712
Restricted cash	26,830	4,728
Cash and cash equivalents and restricted cash	$248,408	$55,440

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $4,516 and $455 in 2018 and 2017)	$16,584	$11,211
Accrued capital expenditures included in accounts payable and accrued expenses	52,444	5,394
Write-off of fully depreciated assets	5,213	4,453
Deferred interest on mortgages payable (of which $941 is included in capitalized interest)	2,405	—
Cash payments for income taxes	—	178
Deconsolidation of 1900 N Street (1)	95,923	—

_______________
(1) See Note 3 for additional information.

See accompanying notes to the condensed consolidated and combined financial statements (unaudited).

JBG SMITH PROPERTIES
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

1.    Organization and Basis of Presentation
Organization

JBG SMITH Properties ("JBG SMITH") was organized by Vornado Realty Trust ("Vornado" or "former parent") as a Maryland real estate investment trust ("REIT") on October 27, 2016 (capitalized on November 22, 2016). JBG SMITH was formed for the purpose of receiving, via the spin-off on July 17, 2017 (the "Separation"), substantially all of the assets and liabilities of Vornado’s Washington, DC segment, which operated as Vornado / Charles E. Smith, (the "Vornado Included Assets"). On July 18, 2017, JBG SMITH acquired the management business and certain assets and liabilities (the "JBG Assets") of The JBG Companies ("JBG") (the "Combination"). The Separation and the Combination are collectively referred to as the "Formation Transaction." Unless the context otherwise requires, all references to "we," "us," and "our," refer to the Vornado Included Assets (our predecessor and accounting acquirer) for periods prior to the Separation and to JBG SMITH for periods after the Separation. References to "our share" refers to our ownership percentage of consolidated and unconsolidated assets in real estate ventures. Substantially all of our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of March 31, 2018, we, as its sole general partner, controlled JBG SMITH LP and owned 85.6% of its common limited partnership units ("OP Units").

Prior to the Separation from Vornado, JBG SMITH was a wholly owned subsidiary of Vornado and had no material assets or operations. Our operations are presented as if the transfer of the Vornado Included Assets had been consummated prior to all historical periods presented in the accompanying consolidated and combined financial statements at the carrying amounts of such assets and liabilities reflected in Vornado’s books and records. The assets and liabilities of the JBG Assets and subsequent results of operations and cash flows are reflected in our consolidated and combined financial statements beginning on the date of the Combination.
We own and operate a portfolio of high-quality office and multifamily assets, many of which are amenitized with ancillary retail. Our portfolio reflects our longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, DC metropolitan area that have high barriers to entry and key urban amenities, including being within walking distance of a Metro station.
As of March 31, 2018, our Operating Portfolio consists of 68 operating assets comprising 50 office assets totaling over 13.7 million square feet (11.8 million square feet at our share), 14 multifamily assets totaling 6,016 units (4,232 units at our share) and four other assets totaling approximately 765,000 square feet (348,000 square feet at our share). Additionally, we have (i) ten assets under construction comprising four office assets totaling approximately 1.3 million square feet (1.1 million square feet at our share), five multifamily assets totaling 1,767 units (1,568 units at our share) and one other asset totaling approximately 41,100 square feet (4,100 square feet at our share); and (ii) 43 future development assets totaling approximately 21.3 million square feet (17.9 million square feet at our share) of estimated potential development density.
Our revenues are derived primarily from leases with office and multifamily tenants, including fixed rents and reimbursements from tenants for certain expenses such as real estate taxes, property operating expenses, and repairs and maintenance. In addition, we have a third-party real estate services business that provides fee-based real estate services to the legacy funds (the "JBG Legacy Funds") formerly organized by JBG and other third parties.
Basis of Presentation
The accompanying unaudited condensed consolidated and combined financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated and combined financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated and combined financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

The accompanying condensed consolidated and combined financial statements include the accounts of JBG SMITH and our wholly owned subsidiaries and those other entities, including JBG SMITH LP, in which we have a controlling financial interest, including where we have been determined to be the primary beneficiary of a variable interest entity ("VIE"). See Note 4 for additional information on our VIEs. The portions of the equity and net income (loss) of consolidated subsidiaries that are not attributable to JBG SMITH are presented separately as amounts attributable to noncontrolling interests in the condensed consolidated and combined financial statements.
References to the financial statements refer to our condensed consolidated and combined financial statements as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017. References to the balance sheets refer to our condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017. References to the statements of operations refer to our condensed consolidated and combined statements of operations for the three months ended March 31, 2018 and 2017. References to the statements of cash flows refer to our condensed consolidated and combined statements of cash flows for the three months ended March 31, 2018 and 2017.
Formation Transaction
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
The accompanying statements of operations for the three months ended March 31, 2018 include our consolidated accounts. The accompanying financial statements for the three months ended March 31, 2017 include the Vornado Included Assets. Therefore, our results of operations, cash flows and financial condition set forth in this report are not necessarily indicative of our future results of operations, cash flows or financial condition as an independent, publicly traded company.
The historical financial results for the Vornado Included Assets reflect charges for certain corporate costs allocated by the former parent, which were based on either actual costs incurred or a proportion of costs estimated to be applicable, to the Vornado Included Assets based on an analysis of key metrics, including total revenues. Such costs do not necessarily reflect what the actual costs would have been if JBG SMITH had been operating as a separate standalone public company. See Note 15 for additional information.
The total revenue and net loss of the JBG Assets for the three months ended March 31, 2018 included in our statements of operations was $48.2 million and $16.7 million.
The following pro forma information for the three months ended March 31, 2017 is presented as if the Formation Transaction had occurred on January 1, 2017. This pro forma information is based upon the historical financial statements. This pro forma information does not purport to represent what the actual results of our operations would have been, nor does it purport to predict the results of operations of future periods. The pro forma information was adjusted to exclude transaction and other costs of $5.8 million for the three months ended March 31, 2017.

Three Months Ended March 31, 2017
(In thousands, except per share data)
Pro forma information:
Total revenue	$159,079
Net loss attributable to common shareholders	$(9,082)
Loss per common share:
Basic	$(0.08)
Diluted	$(0.08)

Income Taxes
We intend to elect to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under those sections, a REIT which distributes at least 90% of its REIT taxable income as dividends to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Prior to the Separation, Vornado operated as a REIT and distributed 100% of taxable income to its shareholders, accordingly, no provision for federal income taxes has been made in the accompanying financial statements for the periods prior to the Separation. We intend to adhere to these requirements and maintain our REIT status in future periods. We also participate in the activities conducted by subsidiary entities which have elected to be treated as taxable REIT subsidiaries under the Code. As such, we are subject to federal, state, and local taxes on the income from these activities.
Reclassifications
For the three months ended March 31, 2017, we reclassified $4.7 million of expenses to "General and administrative: third-party real estate services" from "Property operating expenses" and "General and administrative: corporate and other" as it relates to expenses incurred to provide third-party real estate services. Additionally, we reclassified $4.2 million of income for the three months ended March 31, 2017 to "Third-party real estate services, including reimbursements" from "Other income" as it relates to revenue earned from providing third-party real estate services.

2.    Summary of Significant Accounting Policies
Significant Accounting Policies
There were no material changes to our significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates include: (i) the underlying cash flows used to establish the fair values recorded in connection with the Combination and used in assessing impairment and (ii) the determination of useful lives for tangible and intangible assets. Actual results could differ from these estimates.

Recent Accounting Pronouncements
In connection with the adoption of Accounting Standards Update ("ASU") ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, we revised the presentation of restricted cash in the statement of cash flows for the three months ended March 31, 2017.
The following table provides a brief description of recent accounting pronouncements by the Financial Accounting Standards Board ("FASB") that could have a material effect on our financial statements:

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
January 2018
We utilized the modified retrospective method of adoption. The standard excludes from its scope the areas of accounting that most significantly affect our revenue recognition, including accounting for leases and financial instruments. Our evaluation determined there were no required changes to our recognition of revenue related to our third-party real estate services, tenant reimbursements, property and asset management fees, or transactional/management fees for leasing, development and construction. Our evaluation also determined there were no required changes to our recognition of promote fees and dispositions of real estate properties as we did not have any deferred gains due to continuing involvement at the time of adoption. Therefore, the adoption of this standard did not have a material impact on our financial statements. We adopted the practical expedient of this standard to only assess the recognition of revenue for open contracts at the date of adoption and there was no adjustment to the opening balance of our accumulated deficit at January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for that period.

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters

Standard not yet adopted
ASU 2016-02, Leases (Topic 842), as clarified and amended by ASU 2018-01
This standard establishes principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The ASU also clarifies that an assessment of whether a land easement meets the definition of a lease under the new lease standard is required. The provisions of this standard are effective for fiscal years beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.
January 2019
We are currently evaluating the overall impact of the adoption of ASU 2016-02 on our financial statements, including the timing of adopting this standard. ASU 2016-02 will more significantly impact the accounting for leases in which we are the lessee. We have ground leases for which we will be required to record a right-of-use asset and lease liability equal to the present value of the remaining minimum lease payments upon adoption of this standard. As of March 31, 2018, future ground lease payments totaled $574.8 million to which we would apply a discount rate. We are in the process of determining an appropriate discount rate. Under ASU 2016-02, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, we may no longer be able to capitalize internal leasing costs and instead may be required to expense these costs as incurred. Capitalized internal leasing costs were $1.3 million and $532,000 for the three months ended March 31, 2018 and 2017.

3.    Investments in and Advances to Unconsolidated Real Estate Ventures
The following is a summary of the composition of our investments in and advances to unconsolidated real estate ventures:

Real Estate Venture Partners (1)	Ownership Interest (1)	March 31, 2018	December 31, 2017
		(In thousands)
Canadian Pension Plan Investment Board ("CPPIB")	55.0% - 96.6%	$134,981	$36,317
Landmark	1.8% - 49.0%	92,126	95,368
CBREI Venture	5.0% - 64.0%	78,302	79,062
Berkshire Group	50.0%	29,573	27,761
Brandywine	30.0%	13,785	13,741
CIM Group ("CIM") and Pacific Life Insurance Company ("PacLife")	16.7%	9,717	—
JP Morgan	5.0%	9,245	9,296
Other		243	246
Total investments in unconsolidated real estate ventures		367,972	261,791
Advances to unconsolidated real estate ventures		80	20
Total investments in and advances to unconsolidated real estate ventures		$368,052	$261,811
_______________

(1)
Ownership interest as of March 31, 2018. We aggregate our investments in unconsolidated real estate ventures by real estate venture partner. We have multiple investments with certain venture partners with varying ownership interests.

In January 2018, we invested $10.1 million for a 16.67% interest in a real estate venture with CIM and PacLife, which purchased the 1,152-key Wardman Park hotel, located adjacent to the Woodley Park Metro Station in northwest Washington, DC. Prior to the acquisition by this venture, the JBG Legacy Funds owned a 47.64% interest in the Wardman Park hotel. The JBG Legacy Funds did not receive any proceeds from the sale, as the net proceeds were used to satisfy the prior mortgage debt. A third-party asset manager will oversee the hotel operations on behalf of the venture and our involvement will increase only to the extent the land development opportunity becomes the primary business plan for the asset.
In February 2018, we entered into a real estate venture with CPPIB to develop and own 1900 N Street, an under-construction office asset in Washington, DC. We contributed 1900 N Street, valued at $95.9 million, to the real estate venture and CPPIB has committed approximately $101.0 million for a 45.0% interest, which will reduce our ownership interest from 100.0% at the real estate venture's formation to 55.0% as contributions are funded.
The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted Average Effective Interest Rate (1)	March 31, 2018	December 31, 2017
		(In thousands)
Variable rate (2)	4.62%	$553,228	$534,500
Fixed rate (3)	3.94%	782,100	657,701
Unconsolidated real estate ventures - mortgages payable		1,335,328	1,192,201
Unamortized deferred financing costs		(2,911)	(2,000)
Unconsolidated real estate ventures - mortgages payable, net (4)		$1,332,417	$1,190,201
______________

(1)	Weighted average effective interest rate as of March 31, 2018.

(2)	Includes variable rate mortgages payable with interest rate cap agreements.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

(4)	See Note 14 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of the financial information for our unconsolidated real estate ventures:

	March 31, 2018	December 31, 2017
Combined balance sheet information:	(In thousands)
Real estate, net	$2,387,275	$2,106,670
Other assets, net	286,379	264,731
Total assets	$2,673,654	$2,371,401

Mortgages payable, net	$1,332,417	$1,190,201
Other liabilities, net	103,161	76,416
Total liabilities	1,435,578	1,266,617
Total equity	1,238,076	1,104,784
Total liabilities and equity	$2,673,654	$2,371,401

	Three Months Ended March 31,
	2018	2017
Combined income statement information:	(In thousands)
Total revenue	$73,173	$17,996
Operating income	4,374	5,379
Net income (loss)	(4,675)	2,424

4.    Variable Interest Entities

We hold various interests in entities deemed to be VIEs, which we evaluate at acquisition, formation, after a change in the ownership agreement or a change in the real estate venture's economics to determine if the VIEs should be consolidated in our financial statements or should no longer be considered a VIE. Certain criteria we assess in determining whether the VIEs should be consolidated relate to our at-risk equity, our control over significant business activities, our voting rights, the noncontrolling interest kick-out rights and whether we are the primary beneficiary of the VIE.

Unconsolidated VIEs
As of March 31, 2018 and December 31, 2017, we have interests in entities that are deemed VIEs that are in the development stage and do not hold sufficient equity at risk or conduct substantially all their operations on behalf of the investor with disproportionately few voting rights. Although we are engaged to act as the managing partner in charge of day-to-day operations of these investees, we are not the primary beneficiary of these VIEs as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE’s performance. We account for our investment in these entities under the equity method. As of March 31, 2018 and December 31, 2017, the net carrying amounts of our investment in these entities were $267.9 million and $163.5 million, which are included in "Investments in and advances to unconsolidated real estate ventures" in our balance sheets. Our equity in the income (loss) of unconsolidated VIEs is included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations. Our maximum exposure to loss in these entities is limited to our investments, construction commitments and debt guarantees. See Note 14 for additional information.

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
We also consolidate certain VIEs in which we control the most significant business activities. These entities are VIEs because the noncontrolling interest holders do not have substantive kick-out or participating rights, and we control all of the significant business activities. As of March 31, 2018, we consolidated one VIE with total assets and liabilities, excluding the operating partnership, of $29.4 million and $4.2 million. As of December 31, 2017, we consolidated two VIEs with total assets and liabilities, excluding the operating partnership, of $111.0 million and $8.8 million.

5.    Other Assets, Net
The following is a summary of other assets, net:

	March 31, 2018	December 31, 2017
	(In thousands)
Deferred leasing costs	$186,456	$171,153
Accumulated amortization	(69,087)	(67,180)
Deferred leasing costs, net	117,369	103,973
Prepaid expenses	8,378	9,038
Identified intangible assets, net	109,962	126,467
Deferred financing costs on revolving credit facility, net	6,185	6,654
Deposits	6,083	6,317
Derivative agreements, at fair value	17,801	2,141
Other	10,225	9,333
Total other assets, net	$276,003	$263,923

6.    Debt
Mortgages Payable
The following is a summary of mortgages payable:

	Weighted Average Effective Interest Rate (1)	March 31, 2018	December 31, 2017
		(In thousands)
Variable rate (2) (3)	3.91%	$382,666	$498,253
Fixed rate (4)	4.24%	1,547,027	1,537,706
Mortgages payable		1,929,693	2,035,959
Unamortized deferred financing costs and premium/discount, net		(8,645)	(10,267)
Mortgages payable, net		$1,921,048	$2,025,692
__________________________

(1)	Weighted average effective interest rate as of March 31, 2018.

(2)	Includes variable rate mortgages payable with interest rate cap agreements.

(3)
Excludes the mortgage payable of $59.0 million related to Summit I and II, which is included in "Liabilities related to assets held for sale" in our balance sheet as of March 31, 2018. This mortgage was repaid in April 2018 concurrent with the closing of the sale of these assets. See Note 16 for additional information.

(4)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
As of March 31, 2018, the net carrying value of real estate collateralizing our mortgages payable, excluding assets held for sale, totaled $2.6 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain of our mortgage loans are recourse to us.
During the three months ended March 31, 2018, we made aggregate borrowings of $18.5 million under mortgages payable related to construction draws, and we repaid a mortgage payable with a principal balance of $64.3 million.
As of March 31, 2018, we had various interest rate swap and cap agreements with an aggregate notional amount of $1.4 billion on certain of our mortgages payable. See Note 12 for additional information.

Credit Facility
We have a $1.4 billion credit facility, consisting of a $1.0 billion revolving credit facility maturing in July 2021, with two six-month extension options, a delayed draw $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023 and a delayed draw $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024.
In January 2018, we drew an additional $50.0 million under the Tranche A-1 Term Loan, in accordance with the delayed draw provisions of the credit facility. Concurrent with the draw, we entered into an interest rate swap agreement to convert the variable interest rate to a fixed interest rate. As of March 31, 2018, we have interest rate swaps with an aggregate notional amount of $100.0 million to convert the variable interest rate applicable to our Tranche A-1 Term Loan to a fixed interest rate, providing a base interest rate under the facility agreement of 2.12% per annum. The interest rate swaps mature in January 2023, concurrent with the maturity of our Tranche A-1 Term Loan.
The following is a summary of amounts outstanding under the credit facility:

	Interest Rate (1)	March 31, 2018	December 31, 2017
		(In thousands)
Revolving credit facility (2) (3)	2.98%	$115,751	$115,751

Tranche A-1 Term Loan	3.32%	$100,000	$50,000
Unamortized deferred financing costs, net		(3,315)	(3,463)
Unsecured term loan, net		$96,685	$46,537
__________________________

(1)	Interest rate as of March 31, 2018.

(2)	As of March 31, 2018 and December 31, 2017, letters of credit with an aggregate face amount of $5.7 million for both periods were provided under our revolving credit facility.

(3)	As of March 31, 2018 and December 31, 2017, net deferred financing costs related to our revolving credit facility totaling $6.2 million and $6.7 million were included in "Other assets, net."

7.    Other Liabilities, Net
The following is a summary of other liabilities, net:

	March 31, 2018	December 31, 2017
	(In thousands)
Lease intangible liabilities	$44,517	$44,917
Accumulated amortization	(27,564)	(26,950)
Lease intangible liabilities, net	16,953	17,967
Prepaid rent	19,346	15,751
Lease assumption liabilities and accrued tenant incentives	48,668	50,866
Capital lease obligation	15,793	15,819
Security deposits	13,664	13,618
Ground lease deferred rent payable	3,268	3,730
Net deferred tax liability	7,404	8,202
Dividends payable (1)	—	31,097
Obligation due to unconsolidated real estate venture partner	5,088	—
Other	3,169	4,227
Total other liabilities, net	$133,353	$161,277
___________________________________________

(1)	Dividends declared in December 2017 were paid in January 2018.

8.    Redeemable Noncontrolling Interests
JBG SMITH LP
JBG SMITH LP has issued 19.8 million OP Units to persons other than JBG SMITH that are redeemable for cash or our common shares beginning August 1, 2018, subject to certain limitations. These OP Units represent a 14.4% interest in JBG SMITH LP as of March 31, 2018. The carrying value of the redeemable controlling interests is adjusted to its redemption value at the end of each reporting period, but to no less than its initial carrying value, with such adjustments recognized in "Additional paid-in capital." Redemption value is equivalent to the market value of one our common shares at the end of the period multiplied by the number of vested OP units outstanding.
Consolidated Real Estate Venture
We are a partner in a real estate venture that owns an under construction multifamily asset located at 965 Florida Avenue in Washington, DC. Pursuant to the terms of the 965 Florida Avenue real estate venture agreement, we will fund all capital contributions until our ownership interest reaches a maximum of 97.0%. Our partner can redeem its interest for cash two years after delivery, but no later than seven years subsequent to delivery. As of March 31, 2018, we held a 78.3% ownership interest.
Below is a summary of the activity of redeemable noncontrolling interests:

	JBG SMITH LP	Consolidated Real Estate Venture	Total
	(In thousands)
Balance as of January 1, 2018	$603,717	$5,412	$609,129
Net loss attributable to redeemable noncontrolling interests	(592)	(2)	(594)
Other comprehensive income	1,876	—	1,876
Share-based compensation expense	12,942	—	12,942
Adjustment to redemption value	(17,849)	—	(17,849)
Balance as of March 31, 2018	$600,094	$5,410	$605,504

9.     Share-Based Payments

Time-Based LTIP Units

In February 2018, we granted 357,759 long-term incentive partnership units ("LTIP Units") with time-based vesting requirements ("Time-Based LTIP Units") to management and other employees with a grant-date fair value of $11.2 million or $31.38 per unit valued based on the post-vesting restriction periods. The significant assumptions used to value the Time-Based LTIP Units included expected volatility (20.0%), risk-free interest rate (2.1%) and post-vesting restriction periods (2 years). The Time-Based LTIP units vest in four equal installments in January of each year, subject to continued employment. Compensation expense is being recognized over a four-year period.
Performance-Based LTIP Units

In February 2018, we granted 553,489 LTIP Units with performance-based vesting requirements ("Performance-Based LTIP Units") to management and other employees with a grant-date fair value of $9.4 million or $17.04 per unit valued using Monte Carlo simulations. The significant assumptions used to value the Performance-Based LTIP Units included expected volatility (19.9%), dividend yield (2.7%) and risk-free interest rates (2.3%). Fifty percent of any Performance-Based LTIP Units that are earned vest at the end of the three-year performance period and the remaining 50% on the fourth anniversary of the date of grant, subject to continued employment. Compensation expense is recognized over a four-year period.
Other Equity Awards

Certain executives have elected to receive all or a portion of any cash bonus that would have been awarded in 2019, related to 2018 service, in the form of fully vested LTIP Units upon issuance.

Share-Based Compensation Expense

Share-based compensation expense is summarized as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Time-Based LTIP Units	$2,357	$—
Performance-Based LTIP Units	1,157	—
Other equity awards	784	691
Share-based compensation expense - other	4,298	691
Formation Awards	1,578	—
LTIP and OP Units (1)	7,850	—
Share-based compensation related to Formation Transaction (2)	9,428	—
Total share-based compensation expense	13,726	691
Less amount capitalized	(627)	—
Share-based compensation expense	$13,099	$691

______________________________________________

(1)	Represents share-based compensation expense for LTIP and OP Units subject to post-combination employment obligations.

(2)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction" in the accompanying statements of operations.
As of March 31, 2018, we had $132.8 million of total unrecognized compensation expense related to unvested share-based payment arrangements (unvested OP Units, Formation Awards, Time-Based LTIP Units and Performance-Based LTIP Units). This expense is expected to be recognized over a weighted average period of 3.0 years.
10.     Interest Expense

The following is a summary of interest expense included in the statements of operations:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Interest expense	$23,675	$13,961
Amortization of deferred financing costs	1,217	412
Net unrealized gain on derivative financial instruments not designated as cash flow hedges	(1,119)	—
Capitalized interest	(4,516)	(455)
Interest expense	$19,257	$13,918

11.     Earnings (Loss) Per Common Share
The following summarizes the calculation of basic and diluted earnings (loss) per common share and provides a reconciliation of the amounts of net income (loss) available to common shareholders used in calculating basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share amounts)
Net income (loss)	$(4,786)	$6,318
Net loss attributable to redeemable noncontrolling interests	594	—
Net loss attributable to noncontrolling interests	2	—
Net income (loss) attributable to common shareholders	$(4,190)	$6,318

Weighted average number of common shares outstanding — basic and diluted (1)	117,955	100,571
Earnings (loss) per common share:
Basic	$(0.04)	$0.06
Diluted	$(0.04)	$0.06
______________

(1)	For the three months ended March 31, 2017, reflects the weighted average common shares outstanding as of the date of the Separation.

The effect of the conversion of 16.7 million OP Units that were outstanding as of March 31, 2018 is excluded in the computation of basic and diluted loss per common share, as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed conversion of these units would have no impact on the determination of diluted earnings per share). Since vested and outstanding OP Units, which are held by noncontrolling interests, are attributed gains and losses at an identical proportion to the common shareholders, the gains and losses attributable and their equivalent weighted average OP Unit impact are excluded from net income (loss) available to common shareholders and from the weighted average number of common shares outstanding in calculating basic and diluted loss per common share. The number of additional securities excluded from the calculation of diluted earnings (loss) per common share as they were antidilutive, but potentially could be dilutive in the future are included in the following table:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
OP Units	3,087	—
Formation Awards	2,687	—
LTIP and Time-Based LTIP Units	766	—
Performance-Based LTIP Units	1,157	—
12.    Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
To manage, or hedge, our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.
As of March 31, 2018, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized gain on our derivative financial instruments designated as cash flow hedges was $17.0 million as of March 31, 2018 and was recorded in "Accumulated other comprehensive income" in the balance sheet, of which a portion was reclassified to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $628,000 as a decrease to interest expense. The net unrealized gain on our derivative financial instruments not designated as cash flow hedges was $1.1 million for the three months ended March 31, 2018 and is recorded in "Interest expense" in the statement of operations.

ASC 820, Fair Value Measurement and Disclosures, establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:
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
The following are assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
March 31, 2018	(In thousands)
Derivative financial instruments designated as cash flow hedges:
Classified as assets in "Other assets, net"	$16,089	$—	$16,089	$—
Classified as liabilities in "Other liabilities, net"	1,821	—	1,821	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	1,712	—	1,712	—

December 31, 2017
Derivative financial instruments designated as cash flow hedges:
Classified as assets in "Other assets, net"	$1,506	$—	$1,506	$—
Classified as liabilities in "Other liabilities, net"	2,640	—	2,640	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	635	—	635	—
Classified as liabilities in "Other liabilities, net"	22	—	22	—
The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2018, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gain included in "Other comprehensive income'' was primarily attributable to the net change in unrealized gains or losses related to the interest rate swaps that were outstanding as of March 31, 2018, none of which were reported in the statements of operations because they were documented and qualified as hedging instruments.

Financial Assets and Liabilities Not Measured at Fair Value
As of March 31, 2018 and December 31, 2017, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	March 31, 2018		December 31, 2017
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial liabilities:
Mortgages payable	$1,929,693	$1,944,851	$2,035,959	$2,060,899
Revolving credit facility	115,751	115,782	115,751	115,768
Unsecured term loan	100,000	100,091	50,000	50,029
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

13.    Segment Information

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

With respect to the third-party real estate services business, the CODM reviews revenues streams generated by this segment ("Third-party real estate services, including reimbursements"), as well as the expenses attributable to the segment ("General and administrative: third-party real estate services"), which are disclosed separately in the statements of operations. Management company assets primarily consist of management and leasing contracts with a net book value of $43.9 million and $45.7 million and classified in "Other assets, net" in the balance sheets as of March 31, 2018 and December 31, 2017. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party real estate services operating results are excluded from the NOI data below.

The following table reflects the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income (loss) attributable to common shareholders	$(4,190)	$6,318
Add:
Depreciation and amortization expense	49,160	33,782
General and administrative expense:
Corporate and other	12,711	13,392
Third-party real estate services	22,609	4,698
Share-based compensation related to Formation Transaction	9,428	—
Transaction and other costs	4,221	5,841
Interest expense	19,257	13,918
Income tax expense (benefit)	(908)	354
Less:
Third-party real estate services, including reimbursements	24,330	7,125
Other income	1,116	1,582
Income (loss) from unconsolidated real estate ventures, net	(1,902)	209
Interest and other income, net	573	775
Gain on sale of real estate	455	—
Net loss attributable to redeemable noncontrolling interests	594	—
Net loss attributable to noncontrolling interests	2	—
Consolidated NOI	$87,120	$68,612

Below is a summary of NOI by segment:

	Three Months Ended March 31, 2018
	Office	Multifamily	Other		Elimination of Intersegment Activity	Total
	(In thousands)
Rental revenue:
Property rentals	$101,315	$24,067	$1,499		$(230)	$126,651
Tenant reimbursements	9,074	1,724	142		—	10,940
Total rental revenue	110,389	25,791	1,641		(230)	137,591
Rental expense:				—
Property operating	25,099	7,095	3,737		(5,070)	30,861
Real estate taxes	14,765	3,498	1,347		—	19,610
Total rental expense	39,864	10,593	5,084		(5,070)	50,471
Consolidated NOI	$70,525	$15,198	$(3,443)		$4,840	$87,120

	Three Months Ended March 31, 2017
	Office	Multifamily	Other		Elimination of Intersegment Activity	Total
	(In thousands)
Rental revenue:
Property rentals	$79,296	$18,659	$1,905		$(836)	$99,024
Tenant reimbursements	7,259	1,090	192		—	8,541
Total rental revenue	86,555	19,749	2,097		(836)	107,565
Rental expense:				—
Property operating	21,387	5,053	668		(3,327)	23,781
Real estate taxes	11,847	2,493	832		—	15,172
Total rental expense	33,234	7,546	1,500		(3,327)	38,953
Consolidated NOI	$53,321	$12,203	$597		$2,491	$68,612
The following is a summary of certain balance sheet data by segment:

	Office	Multifamily	Other	Elimination of Intersegment Activity	Total
March 31, 2018	(In thousands)
Real estate, at cost	$3,767,414	$1,508,832	$642,308	$—	$5,918,554
Investments in and advances to unconsolidated real estate ventures	222,250	99,767	46,035	—	368,052
Total assets (1)	3,569,266	1,406,463	1,276,821	(190,804)	6,061,746
December 31, 2017
Real estate, at cost	$3,953,314	$1,476,423	$587,767	$—	$6,017,504
Investments in and advances to unconsolidated real estate ventures	124,659	98,835	38,317	—	261,811
Total assets (1)	3,542,977	1,434,999	1,299,085	(205,254)	6,071,807

___________________________________________

(1)
Includes assets held for sale of $95.3 million and $8.3 million as of March 31, 2018 and December 31, 2017. Assets held for sale primarily consist of real estate held for sale of $85.9 million ($72.7 million in our office segment and $13.3 million in our other segment) as of March 31, 2018 and $8.3 million ($1.7 million in our office segment and $6.6 million in our other segment) as of December 31, 2017.

14.    Commitments and Contingencies
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

Construction Commitments
As of March 31, 2018, we have construction in progress that will require an additional $610.3 million to complete ($498.1 million related to our consolidated entities and $112.2 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, and available cash.
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
From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree, to (1) guarantee portions of the principal, interest and other amounts in connection with their borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with their borrowings and (3) provide guarantees to lenders and other third parties for the completion of development projects. We customarily have agreements with our outside partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under the guarantee. Amounts that may be required to be paid in future periods in relation to budget overruns or operating losses that are also included in some of our guarantees are not estimable. Guarantees (excluding environmental) terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. As of March 31, 2018, the aggregate amount of our principal payment guarantees was $80.7 million for our consolidated entities and $31.0 million for our unconsolidated real estate ventures.
As of March 31, 2018, we expect to fund additional capital to certain of our unconsolidated investments totaling $49.3 million, which we anticipate will be primarily expended over the next two to three years.
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

15.	Transactions with Vornado and Related Parties
Transactions with Vornado
As described in Note 1, the accompanying financial statements present the operations of the Vornado Included Assets as carved-out from the financial statements of Vornado for all periods prior to July 17, 2017.
Certain centralized corporate costs borne by Vornado for management and other services including, but not limited to, accounting, reporting, legal, tax, information technology and human resources have been allocated to the assets in the financial statements based on either actual costs incurred or a proportion of costs estimated to be applicable to the Vornado Included Assets based on key metrics including total revenue. The total amounts allocated during the three months ended March 31, 2017 were $6.7 million. These allocated amounts are included as a component of "General and administrative expense: Corporate and other" expenses on the statement of operations and do not necessarily reflect what actual costs would have been if the Vornado Included Assets were a separate standalone public company. Actual costs may be materially different.
In connection with the Formation Transaction, we entered into an agreement with Vornado under which Vornado provides operational support for an initial period of up to two years. These services include information technology, financial reporting and payroll services. The charges for these services are based on an hourly or per transaction fee arrangement including reimbursement for overhead and out-of-pocket expenses. The total charges for the three months ended March 31, 2018 were approximately $1.2 million. Pursuant to an agreement, we are providing Vornado with leasing and property management services for certain of its assets that were not part of the Separation. The total revenue related to these services for the three months ended March 31, 2018 was $600,000. We believe that the terms of both of these agreements are comparable to those that would have been negotiated based on market rates.
In connection with the Formation Transaction, we entered into a Tax Matters Agreement with Vornado. See Note 14 for additional information.
In August 2014, we completed a $185.0 million financing of the Universal buildings, a 687,000 square foot office complex located in Washington, DC. In connection with this financing, pursuant to a note agreement dated August 12, 2014, we used a portion of the financing proceeds and made an $86.0 million loan to Vornado at LIBOR plus 2.9% due August 2019. At the Separation, Vornado repaid the outstanding balance of the loan and related accrued interest. We recognized interest income of $831,000 during the three months ended March 31, 2017.
In connection with the development of The Bartlett, prior to the Separation, we entered into various note agreements with Vornado whereby we could borrow up to a maximum of $170.0 million. Vornado contributed these note agreements along with accrued and unpaid interest to JBG SMITH at the Separation. We incurred interest expense of $1.8 million during the three months ended March 31, 2017.
In June 2016, the $115.0 million mortgage loan (including $608,000 of accrued interest) secured by the Bowen Building, a 231,000 square foot office building located in Washington, DC, was repaid with the proceeds of a $115.6 million draw on our former parent's revolving credit facility. We repaid our former parent with amounts drawn under our revolving credit facility at the Combination. We incurred interest expense of $561,000 during the three months ended March 31, 2017.
We have agreements that are terminable on the second anniversary of the Combination with Building Maintenance Services ("BMS"), a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our properties. We paid BMS $4.0 million and $3.1 million during the three months ended March 31, 2018 and 2017, which are included in "Property operating expenses" in our statements of operations.
We entered into a consulting agreement with Mr. Schear, a member of our Board of Trustees and formerly the president of Vornado’s Washington, DC segment. The consulting agreement expired on December 31, 2017 and provides for the payment of consulting fees and expenses at the rate of $169,400 per month for the 24 months following the Separation, including after the termination of the consulting agreement. The amount due under this consulting agreement of $4.1 million was expensed in connection with the Combination. As of March 31, 2018, the remaining liability is $2.5 million. Additionally, in March 2017, Vornado amended Mr. Schear’s employment agreement to provide for the payment of severance, bonus and post-employment services.
Transactions with Real Estate Ventures
We have a third-party real estate services business that provides fee-based real estate services to the JBG Legacy Funds and other third parties. We provide services for the benefit of the JBG Legacy Funds that own interests in the assets retained by the JBG Legacy Funds. In connection with the contribution of the JBG Assets to us, it was determined that the general partner and managing member interests in the JBG Legacy Funds that were held by former JBG executives (and who became members of our management team and/or Board of Trustees) would not be transferred to us and remain under the control of these individuals. In addition, certain members of our senior management and Board of Trustees have an ownership interest in the JBG Legacy Funds and own carried interests in each fund and in certain of our real estate ventures that entitles them to receive additional compensation if the fund or real estate venture achieves certain return thresholds. This third-party real estate services revenue, including reimbursements, from these JBG Legacy Funds for the three months ended March 31, 2018 was $8.6 million.
We rent our corporate offices from an unconsolidated real estate venture and incurred expenses totaling $1.2 million during the three months ended March 31, 2018, which is recorded in "General and administrative expense: Corporate and other" in our statement of operations.
Registration Rights Agreements
In connection with the Formation Transaction, we entered into a registration rights agreement with certain former investors in the JBG Legacy Funds that received our common shares in the Formation Transaction (the "Shares Registration Rights Agreement") and a separate registration rights agreement with the certain former investors in the JBG Legacy Funds and certain employees of JBG entities that received OP Units in the Formation Transaction (the "OP Units Registration Rights Agreement" and together with the Shares Registration Rights Agreement, the "Registration Rights Agreements"). Certain holders of common shares and OP Units who may benefit from the Registration Rights Agreements are members of our management team and/or Board of Trustees. Our obligations under the Shares Registration Rights Agreement were fully satisfied in January 2018.

16.	Subsequent Events
In April 2018, we closed on the sale of Summit I and II, two office assets located in Reston, Virginia, which had an aggregate net carrying value of $88.4 million and met the held for sale criteria as of March 31, 2018 for an aggregate gross sales price of $95.0 million. In connection with the sale, we repaid the related $59.0 million mortgage payable outstanding, which was included in "Liabilities related to assets held for sale" in our balance sheet as of March 31, 2018. During the three months ended March 31, 2018, we sold a land parcel and temporary easements associated with the Summit site for $2.2 million, resulting in a gain on the sale of $455,000.
In May 2018, our Board of Trustees declared a quarterly dividend of $0.225 per common share, payable on May 25, 2018 to shareholders of record on May 14, 2018.
In May 2018, we closed on the sale of the Bowen Building, an office building located in Washington, DC, which had a carrying value of $109.6 million for a gross sales price of $140.0 million. In connection with the sale, we repaid $115.1 million of the outstanding balance on our revolving credit facility. The asset met the held for sale criteria subsequent to March 31, 2018.
In May 2018, we granted a total of 25,770 fully vested LTIP Units to certain of our trustees with an aggregate grant-date fair value of $794,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "estimates," "intends," "plans," "would," "may" or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the "SEC") on March 12, 2018.

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

Organization and Basis of Presentation

JBG SMITH Properties ("JBG SMITH") was organized by Vornado Realty Trust ("Vornado" or "former parent") as a Maryland real estate investment trust ("REIT") on October 27, 2016 (capitalized on November 22, 2016). JBG SMITH was formed for the purpose of receiving, via the spin-off on July 17, 2017 (the "Separation"), substantially all of the assets and liabilities of Vornado’s Washington, DC segment, which operated as Vornado / Charles E. Smith, (the "Vornado Included Assets"). On July 18, 2017, JBG SMITH acquired the management business and certain assets and liabilities (the "JBG Assets") of The JBG Companies ("JBG") (the "Combination"). The Separation and the Combination are collectively referred to as the "Formation Transaction." Substantially all of our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership.

Prior to the Separation from Vornado, JBG SMITH was a wholly owned subsidiary of Vornado and had no material assets or operations. Our operations are presented as if the transfer of the Vornado Included Assets had been consummated prior to all historical periods presented in the accompanying consolidated and combined financial statements at the carrying amounts of such assets and liabilities reflected in Vornado’s books and records. The assets and liabilities of the JBG Assets and subsequent results of operations and cash flows are reflected in our consolidated and combined financial statements beginning on the date of the Combination.

The following is a discussion of the historical results of operations and liquidity and capital resources of JBG SMITH as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017, which includes results prior to the consummation of the Separation. The historical results presented prior to the consummation of the Separation include the Vornado Included Assets, all of which were under common control of Vornado until July 17, 2017. Unless otherwise specified, the discussion of the historical results prior to July 18, 2017 does not include the results of the JBG Assets. Consequently, our results for the periods before and after the Formation Transaction are not directly comparable. The following discussion should be read with the condensed consolidated and combined interim financial statements and notes thereto appearing in "Item 1. Financial Statements."
References to the financial statements refer to our condensed consolidated and combined financial statements as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017. References to the balance sheets refer to our condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017. References to the statements of operations refer to our condensed consolidated and combined statements of operations for the three months ended March 31, 2018 and 2017. References to the statements of cash flows refer to our condensed consolidated and combined statements of cash flows for the three months ended March 31, 2018 and 2017.

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The historical financial results for the Vornado Included Assets reflect charges for certain corporate costs allocated by the former parent which were based on either actual costs incurred or a proportion of costs estimated to be applicable to the Vornado Included Assets based on an analysis of key metrics, including total revenues. Such costs do not necessarily reflect what the actual costs would have been if JBG SMITH had been operating as a separate standalone public company. These charges are discussed further in Note 15 to the financial statements included herein.
We intend to elect to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under those sections, a REIT which distributes at least 90% of its REIT taxable income as dividends to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Prior to the Separation, Vornado operated as a REIT and distributed 100% of taxable income to its shareholders, accordingly, no provision for federal income taxes has been made in the accompanying financial statements for the periods prior to the Separation. We intend to adhere to these requirements and maintain our REIT status in future periods. We also participate in the activities conducted by subsidiary entities which have elected to be treated as taxable REIT subsidiaries under the Code. As such, we are subject to federal, state, and local taxes on the income from these activities.
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
As of March 31, 2018, our Operating Portfolio consists of 68 operating assets comprising 50 office assets totaling over 13.7 million square feet (11.8 million square feet at our share), 14 multifamily assets totaling 6,016 units (4,232 units at our share) and four other assets totaling approximately 765,000 square feet (348,000 square feet at our share). Additionally, we have (i) ten assets under construction comprising four office assets totaling approximately 1.3 million square feet (1.1 million square feet at our share), five multifamily assets totaling 1,767 units (1,568 units at our share) and one other asset totaling approximately 41,100 square feet (4,100 square feet at our share); and (ii) 43 future development assets totaling approximately 21.3 million square feet (17.9 million square feet at our share) of estimated potential development density.
Key highlights of operating results for the three months ended March 31, 2018 included:

•
a net loss of $4.2 million, or $0.04 per diluted common share, for the three months ended March 31, 2018 as compared to net income of $6.3 million, or $0.06 per diluted common share, for the three months ended March 31, 2017. The net loss for the three months ended March 31, 2018 and 2017 included transaction and other costs of $4.2 million and $5.8 million;

•	a decrease in operating office portfolio leased and occupied percentages to 87.8% leased and 87.0% occupied as of March 31, 2018 from 88.0% and 87.2% as of December 31, 2017;

•	an increase in operating multifamily portfolio leased and occupancy percentages to 96.1% leased and 94.2% occupied as of March 31, 2018 from 95.6% and 93.8% as of December 31, 2017;

•
the leasing of approximately 355,000 square feet, or 322,000 square feet at our share, at an initial rent (1) of $47.35 per square foot and a GAAP-basis weighted average rent per square foot of $49.27 for the three months ended March 31, 2018; and

•	an increase in same store (2) net operating income of 11.3% to $71.4 million for the three months ended March 31, 2018 as compared to $64.2 million for the three months ended March 31, 2017.
_________________

(1)	Represents the cash basis weighted average starting rent per square foot, which excludes free rent and periodic rent steps.

(2)
Includes the results of the properties that are owned, operated and in service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. Excludes the JBG Assets acquired in the Combination.

Additionally, investing and financing activity during the three months ended March 31, 2018 included:

•
the closing of a real estate venture with Canadian Pension Plan Investment Board ("CPPIB") to develop and own 1900 N Street, an under-construction office asset in Washington, DC. We contributed 1900 N Street, valued at $95.9 million, to the real estate venture and CPPIB has committed approximately $101.0 million for a 45.0% interest, which will reduce our ownership interest from 100.0% at the real estate venture's formation to 55.0% as contributions are funded;

•
the investment of $10.1 million for a 16.67% interest in a real estate venture with CIM Group and Pacific Life Insurance Company, which purchased the 1,152-key Wardman Park hotel, located adjacent to the Woodley Park Metro Station in northwest Washington, DC;

•
an additional $50.0 million draw under our unsecured term loan ("Tranche A-1 Term Loan"), in accordance with the delayed draw provisions of the credit facility. Concurrent with the draw, we entered into an interest rate swap agreement to convert the variable interest rate to a fixed interest rate;

•	the aggregate borrowings of $18.5 million under mortgages payable related to construction draws;

•	the prepayment of a mortgage payable with an aggregate principal balance of $64.3 million;

•	the payment of dividends of $0.225 per common share that were declared in December 2017; and

•	the investment of $84.6 million in development costs, construction in progress and real estate additions.
Activity subsequent to March 31, 2018 included:

•
the closing on the sale of Summit I and II, two office assets located in Reston, Virginia, for an aggregate gross sales price of $95.0 million. In connection with the sale, we repaid the related $59.0 million mortgage payable outstanding;

•	the declaration of a quarterly dividend of $0.225 per common share, payable on May 25, 2018, to shareholders of record on May 14, 2018; and

•
the closing on the sale of the Bowen Building, an office building located in Washington, DC, for a gross sales price of $140.0 million. In connection with the sale, we repaid $115.1 million of the outstanding balance on our revolving credit facility.

Critical Accounting Policies and Estimates
Our Annual Report on Form 10-K for the year ended December 31, 2017 contains a description of our critical accounting policies, including business combinations, real estate, investments in and advances to real estate ventures, revenue recognition and share-based compensation. There have been no significant changes to our policies during 2018.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of the potential impact of the adoption of any new accounting pronouncements.

Results of Operations
Comparison of the Three Months Ended March 31, 2018 to March 31, 2017
The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended March 31, 2018 as compared to the same period in 2017:

	Three Months Ended March 31,
	2018	2017	% Change
	(In thousands)
Property rentals revenue	$126,651	$99,024	27.9%
Tenant reimbursements revenue	10,940	8,541	28.1%
Third-party real estate services revenue, including reimbursements	24,330	7,125	241.5%
Depreciation and amortization expense	49,160	33,782	45.5%
Property operating expense	30,861	23,781	29.8%
Real estate taxes expense	19,610	15,172	29.3%
General and administrative expense:
Corporate and other	12,711	13,392	(5.1)%
Third-party real estate services	22,609	4,698	381.2%
Share-based compensation related to Formation Transaction	9,428	—	*
Transaction and other costs	4,221	5,841	(27.7)%
Interest expense	19,257	13,918	38.4%
______________
* Not meaningful.
Property rentals revenue increased by approximately $27.6 million, or 27.9%, to $126.7 million in 2018 from $99.0 million in 2017. The increase was primarily due to $26.3 million of revenue associated with the JBG Assets acquired in the Combination and an increase of $1.2 million in revenue associated with the Vornado Included Assets, primarily due to an increase in occupancy and associated rentals at The Bartlett which was placed into service in the second quarter of 2016.
Tenant reimbursements revenue increased by approximately $2.4 million, or 28.1%, to $10.9 million in 2018 from $8.5 million in 2017. The increase was primarily due to an increase of $2.3 million associated with the assets acquired in the Combination.
Third-party real estate services revenue, including reimbursements, increased by approximately $17.2 million, or 241.5%, to $24.3 million in 2018 from $7.1 million in 2017. The increase was primarily due to an increase of $19.3 million associated with the real estate services business acquired in the Combination, partially offset by lower payroll reimbursements related to third-party arrangements which were terminated during 2017 and early 2018.
Depreciation and amortization expense increased by approximately $15.4 million, or 45.5%, to $49.2 million for 2018 from $33.8 million in 2017. The increase was primarily due to depreciation and amortization expense associated with the assets acquired in the Combination.
Property operating expense increased by approximately $7.1 million, or 29.8%, to $30.9 million in 2018 from $23.8 million in 2017. The increase was primarily due to property operating expenses of $7.9 million associated with the assets acquired in the Combination partially offset by a decrease of $791,000 associated with the Vornado Included Assets due primarily to lower payroll expenses.
Real estate tax expense increased by approximately $4.4 million, or 29.3%, to $19.6 million in 2018 from $15.2 million in 2017. The increase was primarily due to real estate tax expense of $3.3 million associated with the assets acquired in the Combination, and an increase associated with the Vornado Included Assets due to increased tax assessments and lower capitalized real estate taxes.

General and administrative expense: corporate and other decreased by approximately $681,000, or 5.1%, to $12.7 million for 2018 from $13.4 million in 2017. The decrease was due to lower corporate allocated overhead costs allocated by our former parent, partially offset by an increase in general operating expenses associated with the operations acquired in the Combination.
General and administrative expense: third-party real estate services increased by approximately $17.9 million, or 381.2%, to $22.6 million in 2018 from $4.7 million in 2017 primarily due to the real estate services business acquired in the Combination.
General and administrative expense: share-based compensation related to Formation Transaction of $9.4 million in 2018 consists of expense related to share-based compensation issued in connection with the Formation Transaction.
Transaction and other costs of $4.2 million in 2018 and $5.8 million in 2017 consist primarily of fees and expenses incurred in connection with the Formation Transaction.
Interest expense increased by approximately $5.3 million, or 38.4%, to $19.3 million for 2018 from $13.9 million in 2017. The increase was primarily due to $6.0 million of interest expense associated with the assets acquired in the Combination and the financing of 1235 South Clark Street, partially offset by the repayment of the mortgage associated with 2011 Crystal Drive.
Net Operating Income ("NOI") and Same Store NOI
We utilize NOI, which is a non-GAAP financial measure, to assess a segment’s performance. The most directly comparable GAAP measure is net income (loss) attributable to common shareholders. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only property related revenue (which includes base rent, tenant reimbursements and other operating revenue) less operating expense, before deferred rent and related party management fees. Management uses NOI as a supplemental performance measure for our assets and believes it provides useful information to investors because it reflects only those revenue and expense items that are incurred at the asset level, excluding non-cash items. In addition, NOI is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. However, because NOI excludes depreciation and amortization and captures neither the changes in the value of our assets that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our assets, all of which have real economic effect and could materially impact the financial performance of our assets, the utility of NOI as a measure of the operating performance of our assets is limited. NOI presented by us may not be comparable to NOI reported by other REITs that define these measures differently. We believe that to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income (loss) attributable to common shareholders as presented in our financial statements. NOI should not be considered as an alternative to net income (loss) attributable to common shareholders as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.

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

For the three months ended March 31, 2018, all of the JBG Assets and two Vornado Included Assets (The Bartlett and 1800 South Bell Street) were not included in the same store comparison as they were not in service during portions of the periods being compared.

Same store NOI increased by $7.2 million, or 11.3%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase in same store NOI was primarily due to the expiration of rent abatements, the expiration of payments associated with the assumption of lease liabilities and higher rental revenue from lease commencements.

The following table reflects the reconciliation of net income (loss) attributable to common shareholders to NOI and same store NOI for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income (loss) attributable to common shareholders	$(4,190)	$6,318
Add:
Depreciation and amortization expense	49,160	33,782
General and administrative expense:
Corporate and other	12,711	13,392
Third-party real estate services	22,609	4,698
Share-based compensation related to Formation Transaction	9,428	—
Transaction and other costs	4,221	5,841
Interest expense	19,257	13,918
Income tax expense (benefit)	(908)	354
Less:
Third-party real estate services, including reimbursements	24,330	7,125
Other income	1,116	1,582
Income (loss) from unconsolidated real estate ventures, net	(1,902)	209
Interest and other income, net	573	775
Gain on sale of real estate	455	—
Net loss attributable to redeemable noncontrolling interests	594	—
Net loss attributable to noncontrolling interests	2	—
Consolidated NOI	87,120	68,612
NOI attributable to consolidated JBG Assets (1)	—	11,050
Proportionate NOI attributable to unconsolidated JBG Assets (1)	—	3,715
Proportionate NOI attributable to unconsolidated real estate ventures	9,207	2,201
Non-cash rent adjustments (2)	(1,096)	(4,017)
Other adjustments (3)	(2,408)	1,079
Total adjustments	5,703	14,028
NOI	92,823	82,640
Non-same store NOI (4)	21,419	18,461
Same store NOI (5)	$71,404	$64,179

Growth in same store NOI	11.3%
Number of properties	36

___________________________________________________

(1)	Includes financial information for the JBG Assets as if the July 18, 2017 acquisition of the JBG Assets had been completed as of the beginning of the period presented.

(2)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.

(3)
Adjustment to include other income and payments associated with assumed lease liabilities related to operating properties, and exclude incidental income generated by development assets and commercial lease termination revenue.

(4)
Includes the results for properties that were not owned, operated and in service for the entirety of both periods being compared and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

(5)
Includes the results of the properties that are owned, operated and in service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Reportable Segments
We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. As a result of the Formation Transaction, we redefined our reportable segments to be aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker ("CODM"), makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we aggregate our operating segments into three reportable segments (office, multifamily and third-party real estate services) based on the economic characteristics and nature of our assets and services. In connection therewith, we have reclassified the prior period segment financial data to conform to the current period presentation.

The CODM measures and evaluates the performance of our operating segments, with the exception of the third-party real estate services business, based on the NOI of properties within each segment. NOI includes property rental revenues and tenant reimbursements and deducts property operating expenses and real estate taxes.

With respect to the third-party real estate services business, the CODM reviews revenues streams generated by this segment ("Third-party real estate services, including reimbursements"), as well as the expenses attributable to the segment ("General and administrative: third-party real estate services"), which are disclosed separately in the statements of operations and discussed in the preceding pages under "Results of Operations.” Third-party real estate services revenue, including reimbursements, was $24.3 million in 2018. Excluding reimbursements and service revenue from our interests in consolidated and unconsolidated real estate ventures, revenue from our third-party asset management and real estate services business was $14.6 million, of which $5.8 million came from property management fees, $3.8 million came from asset management fees, $1.8 million came from leasing fees, $1.8 million came from development fees, $446,000 came from construction management fees and $1.0 million came from other service revenue. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party real estate services operating results are excluded from the NOI data below.

Rental revenue is calculated as property rentals plus tenant reimbursements. Rental expense is calculated as property operating expenses plus real estate taxes. NOI is calculated as rental revenue less rental expense. See Note 13 to the financial statements for the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Rental revenue:
Office	$110,389	$86,555
Multifamily	25,791	19,749
Other	1,641	2,097
Eliminations of intersegment activity	(230)	(836)
Total rental revenue	137,591	107,565

Rental expense:
Office	39,864	33,234
Multifamily	10,593	7,546
Other	5,084	1,500
Eliminations of intersegment activity	(5,070)	(3,327)
Total rental expense	50,471	38,953

Consolidated NOI:
Office	70,525	53,321
Multifamily	15,198	12,203
Other	(3,443)	597
Eliminations of intersegment activity	4,840	2,491
Consolidated NOI	$87,120	$68,612
Comparison of the Three Months Ended March 31, 2018 to March 31, 2017
Office: Rental revenue increased by $23.8 million, or 27.5%, to $110.4 million in 2018 from $86.6 million in 2017. Consolidated NOI increased by $17.2 million, or 32.3%, to $70.5 million in 2018 from $53.3 million in 2017. The increase in rental revenue and consolidated NOI is primarily due to revenue associated with assets acquired in the Combination and higher rents due to rent commencements at 251 18th Street South, 241 18th Street South, 1225 South Clark Street and 2200 Clarendon Blvd, partially offset by lower parking revenue at 1215 South Clark Street and a decrease in occupancy at 2345 Crystal Drive.
Multifamily: Rental revenue increased by $6.0 million, or 30.6%, to $25.8 million in 2018 from $19.7 million in 2017. Consolidated NOI increased by $3.0 million, or 24.5%, to $15.2 million in 2018 from $12.2 million in 2017. The increase in rental revenue and consolidated NOI is primarily due to the assets acquired in the Combination and an increase in occupancy and associated rentals at The Bartlett which was placed into service in the second quarter of 2016.
Other: Rental revenue decreased by $456,000, or 21.7%, to $1.6 million in 2018 from $2.1 million in 2017. Consolidated NOI decreased by $4.0 million, or 676.7%, to a loss of $3.4 million in 2018 from $597,000 of income in 2017. The decrease in rental revenue and increase in net operating loss is primarily due to properties which were taken out of service, including 501 15th Street and 1400 South Eads Street.
Liquidity and Capital Resources
Property rental income is our primary source of operating cash flow and is dependent on a number of factors including occupancy levels and rental rates, as well as our tenants’ ability to pay rent. In addition, we have a third-party real estate services business that provides fee-based real estate services to the legacy funds formerly organized by JBG and other third parties. Our assets provide a relatively consistent level of cash flow that enables us to pay operating expenses, debt service, recurring capital expenditures, dividends to shareholders and distributions to holders of OP Units. Other sources of liquidity to fund cash requirements include proceeds from financings, the issuance of equity securities and asset sales. We anticipate that cash flows from continuing operations and proceeds from financings, recapitalizations and asset sales, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, dividends to shareholders and distributions to holders of OP Units over the next 12 months.
Financing Activities
The following is a summary of mortgages payable:

	Weighted Average Effective Interest Rate (1)	March 31, 2018	December 31, 2017
		(In thousands)
Variable rate (2) (3)	3.91%	$382,666	$498,253
Fixed rate (4)	4.24%	1,547,027	1,537,706
Mortgages payable		1,929,693	2,035,959
Unamortized deferred financing costs and premium/discount, net		(8,645)	(10,267)
Mortgages payable, net		$1,921,048	$2,025,692
__________________________

(1)	Weighted average effective interest rate as of March 31, 2018.

(2)	Includes variable rate mortgages payable with interest rate cap agreements.

(3)
Excludes the mortgage payable of $59.0 million related to Summit I and II, which is included in "Liabilities related to assets held for sale" in our balance sheet as of March 31, 2018. This mortgage was repaid in April 2018 concurrent with the closing of the sale of these assets. See Note 16 to the financial statements for additional information.

(4)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
As of March 31, 2018, the net carrying value of real estate collateralizing our mortgages payable, excluding assets held for sale, totaled $2.6 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain of our mortgage loans are recourse to us.
During the three months ended March 31, 2018, we made aggregate borrowings of $18.5 million under mortgages payable related to construction draws, and we repaid a mortgage payable with a principal balance of $64.3 million.
As of March 31, 2018, we had various interest rate swap and cap agreements with an aggregate notional amount of $1.4 billion to swap variable interest rates to fixed rates on certain of our mortgages payable. See Note 12 to the financial statements for additional information.
We have a $1.4 billion credit facility, consisting of a $1.0 billion revolving credit facility maturing in July 2021, with two six-month extension options, a delayed draw $200.0 million Tranche A-1 Term Loan maturing in January 2023 and a delayed draw $200.0 million unsecured term loan maturing in July 2024.

In January 2018, we drew an additional $50.0 million under the Tranche A-1 Term Loan, in accordance with the delayed draw provisions of the credit facility. Concurrent with the draw, we entered into an interest rate swap agreement to convert the variable interest rate to a fixed interest rate. As of March 31, 2018, we have interest rate swaps with an aggregate notional amount of $100.0 million to convert the variable interest rate applicable to our Tranche A-1 Term Loan to a fixed interest rate, providing a base interest rate under the facility agreement of 2.12% per annum. The interest rate swaps mature in January 2023, concurrent with the maturity of our Tranche A-1 Term Loan.
The following is a summary of amounts outstanding under the credit facility:

	Interest Rate (1)	March 31, 2018	December 31, 2017
		(In thousands)
Revolving credit facility (2) (3)	2.98%	$115,751	$115,751

Tranche A-1 Term Loan	3.32%	$100,000	$50,000
Unamortized deferred financing costs, net		(3,315)	(3,463)
Unsecured term loan, net		$96,685	$46,537
__________________________

(1)	Interest rate as of March 31, 2018.

(2)	As of March 31, 2018 and December 31, 2017, letters of credit with an aggregate face amount of $5.7 million for both periods were provided under our revolving credit facility.

(3)	As of March 31, 2018 and December 31, 2017, net deferred financing costs related to our revolving credit facility, totaling $6.2 million and $6.7 million, were included in "Other assets, net."
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
Contractual Obligations and Commitments

During the three months ended March 31, 2018, there were no material changes to the contractual obligation information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.
As of March 31, 2018, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $49.3 million, which we anticipate will be primarily expended over the next two to three years.
In May 2018, our Board of Trustees declared a quarterly dividend of $0.225 per common share.
Summary of Cash Flows
The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Three Months Ended March 31,
	2018	2017	Change
	(In thousands)
Net cash provided by operating activities	$34,661	$39,601	$(4,940)
Net cash used in investing activities	(93,345)	(28,629)	(64,716)
Net cash (used in) provided by financing activities	(31,465)	12,205	(43,670)
Cash Flows for the Three Months Ended March 31, 2018
Cash and cash equivalents and restricted cash decreased $90.1 million to $248.4 million as of March 31, 2018 compared to $338.6 million as of December 31, 2017. This decrease resulted from $93.3 million of net cash used in investing activities and $31.5 million of net cash used in financing activities, partially offset by $34.7 million of net cash provided by operating activities. Our outstanding debt, including mortgages payable classified as "Liabilities related to assets held for sale", was $2.2 billion as of March 31, 2018, a $2.7 million increase from the balance as of December 31, 2017 primarily from borrowings under our credit facility and mortgages payable partially offset by repayments of mortgages payable.
Net cash provided by operating activities of $34.7 million primarily comprised: (i) $58.2 million of net income (before $63.5 million of non-cash items and a $455,000 gain on sale of real estate) and (ii) $3.8 million of return on capital from unconsolidated real estate ventures, partially offset by $27.3 million of net change in operating assets and liabilities. Non-cash income adjustments of $63.5 million primarily include depreciation and amortization, share-based compensation expense, deferred rent, net loss from unconsolidated real estate ventures and other non-cash items.
Net cash used in investing activities of $93.3 million primarily comprised: (i) $84.6 million of development costs, construction in progress and real estate additions and (ii) $11.8 million of investments in and advances to unconsolidated real estate ventures, partially offset by (iii) $2.2 million of proceeds from sale of real estate and (iv) $1.4 million of distributions of capital from unconsolidated real estate ventures.
Net cash used in financing activities of $31.5 million primarily comprised: (i) $68.2 million repayment of mortgages payable,(ii) $26.5 million of dividends paid to common shareholders and (iii) $4.6 million of distributions to redeemable noncontrolling interests, partially offset by (iv) $50.0 million of proceeds from borrowings under our unsecured term loan and (v) $18.5 million of proceeds from borrowings under mortgages payable.
Cash Flows for the Three Months Ended March 31, 2017
Cash and cash equivalents and restricted cash were $55.4 million as of March 31, 2017, compared to $32.3 million as of December 31, 2016, an increase of $23.2 million. This increase resulted from $39.6 million of net cash provided by operating activities and $12.2 million of net cash provided by financing activities, partially offset by $28.6 million of net cash used in investing activities.
Net cash provided by operating activities of $39.6 million primarily comprised: (i) $38.8 million of net income (before $32.5 million of non-cash items) and (ii) $717,000 of net change in operating assets and liabilities. Non-cash income adjustments of $32.5 million primarily include depreciation and amortization, deferred rent, share-based compensation expense and other non-cash items.
Net cash used in investing activities of $28.6 million primarily comprised: (i) $28.5 million of development costs, construction in progress and real estate additions and (ii) $136,000 of other investments.
Net cash provided by financing activities of $12.2 million primarily comprised: (i) $11.6 million of net contributions from our former parent and (ii) $4.0 million of proceeds from borrowings from our former parent, partially offset by (iii) $3.3 million repayment of mortgages payable.
Off-Balance Sheet Arrangements
Unconsolidated Real Estate Ventures
We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.
As of March 31, 2018, we have investments in and advances to unconsolidated real estate ventures totaling $368.1 million. For the majority of these investments, we exercise significant influence over, but do not control these entities and therefore account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 3 to the financial statements.
From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (1) guarantee portions of the principal, interest and other amounts in connection with their borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with their borrowings and (3) provide guarantees to lenders and other third parties for the completion of development projects. We customarily have agreements with our outside partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. Amounts that may be required to be paid in future periods in relation to budget overruns or operating losses that are also included in some of our guarantees are not estimable. Guarantees (excluding environmental) terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. At times, we have agreements with our outside partners whereby we agree to reimburse our partner for their share of any payments made by them under certain guarantees. As of March 31, 2018, the aggregate amount of our principal payment guarantees was approximately $31.0 million for our unconsolidated real estate ventures.
As of March 31, 2018, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $49.3 million, which we anticipate will be primarily expended over the next two to three years.
Reconsideration events could cause us to consolidate these unconsolidated real estate ventures and partnerships in the future or deconsolidate a consolidated entity. We evaluate reconsideration events as we become aware of them. Some triggers to be considered are additional contributions required by each partner and each partners’ ability to make those contributions. Under certain of these circumstances, we may purchase our partner’s interest. Our unconsolidated real estate ventures are held in entities which appear sufficiently stable to meet their capital requirements; however, if market conditions worsen and our partners are unable to meet their commitments, there is a possibility we may have to consolidate these entities.

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
Construction Commitments
As of March 31, 2018, we have construction in progress that will require an additional $610.3 million to complete ($498.1 million related to our consolidated entities and $112.2 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, and available cash.
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

	March 31, 2018			December 31, 2017
		Weighted Average Effective Interest Rate	Effect of 1% Change in Base Rates		Weighted Average Effective Interest Rate
	Balance			Balance
Debt (contractual balances):	(Dollars in thousands)
Mortgages payable
Variable rate (1)	$382,666	3.91%	$3,880	$498,253	3.62%
Fixed rate (2)	1,547,027	4.24%	—	1,537,706	4.25%
	$1,929,693		$3,880	$2,035,959
Credit facility (variable rate):
Revolving credit facility	$115,751	2.98%	$1,174	$115,751	2.66%
Tranche A-1 Term Loan	100,000	3.32%	—	50,000	3.17%
Pro rata share of debt of unconsolidated entities (contractual balances):
Variable rate (1)	$161,951	5.25%	$1,642	$158,154	4.40%
Fixed rate (2)	258,771	4.07%	—	238,138	3.79%
	$420,722		$1,642	$396,292
_________________

(1)	Includes variable rate mortgages payable with interest rate cap agreements.

(2)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

The fair value of our debt is calculated by discounting the future contractual cash flows of these instruments using current risk‑adjusted rates available to borrowers with similar credit profiles based on market sources. As of March 31, 2018 and December 31, 2017, the estimated fair value of our consolidated debt was $2.2 billion for both periods. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

Hedging Activities
To manage, or hedge, our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.
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
As of March 31, 2018, we had interest rate swap and cap agreements with an aggregate notional amount of $806.9 million. As of March 31, 2018, the fair value of our interest rate swaps and caps consisted of assets totaling $16.1 million included in "Other assets, net" in our balance sheet, and liabilities totaling $1.8 million included in "Other liabilities, net" in our balance sheet.
Derivative Financial Instruments Not Designated as Hedges - Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are considered economic hedges, but not designated as accounting hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains are recorded in "Interest expense" in the statements of operations in the period in which the change occurs. As of March 31, 2018, we had various interest rate swap and cap agreements with an aggregate notional amount of $529.1 million. As of March 31, 2018, the fair value of our interest rate swaps and caps not designated as hedges consisted of assets totaling $1.7 million included in "Other assets, net" in our balance sheet.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are, from time to time, involved in legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report for the year ended December 31, 2017, filed with the SEC on March 12, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.
(b) Not applicable.
(c) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

(a) Exhibit Index

Exhibits	Description

3.1	Declaration of Trust of JBG SMITH Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 21, 2017).

3.2	Articles Supplementary to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 6, 2018).

3.3	Articles of Amendment to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed on May 3, 2018).

3.4	Amended and Restated Bylaws of JBG SMITH Properties (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K, filed on March 12, 2017).

10.26	Form of 2018 Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K, filed on March 12, 2017).

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002

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

JBG SMITH Properties

Date:	May 9, 2018	/s/ Stephen W. Theriot
Stephen W. Theriot
Chief Financial Officer
(Principal Financial and Accounting Officer)