Form 10-Q
period 2018-06-30
JBG SMITH Properties
filed 2018-08-09
CIK 1689796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of August 3, 2018, JBG SMITH Properties had 120,328,976 common shares outstanding.

JBG SMITH PROPERTIES
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES Condensed Consolidated Balance Sheets (Unaudited) (In thousands, except par value amounts)

	June 30, 2018	December 31, 2017
ASSETS
Real estate, at cost:
Land and improvements	$1,444,872	$1,368,294
Buildings and improvements	3,832,013	3,670,268
Construction in progress, including land	595,063	978,942
	5,871,948	6,017,504
Less accumulated depreciation	(1,045,632)	(1,011,330)
Real estate, net	4,826,316	5,006,174
Cash and cash equivalents	239,440	316,676
Restricted cash	22,248	21,881
Tenant and other receivables, net	37,860	46,734
Deferred rent receivable, net	144,837	146,315
Investments in and advances to unconsolidated real estate ventures	368,308	261,811
Other assets, net	273,722	263,923
Assets held for sale	2,218	8,293
TOTAL ASSETS	$5,914,949	$6,071,807

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgages payable, net	$1,906,402	$2,025,692
Revolving credit facility	35,729	115,751
Unsecured term loan, net	96,833	46,537
Accounts payable and accrued expenses	130,431	138,607
Other liabilities, net	126,265	161,277
Total liabilities	2,295,660	2,487,864
Commitments and contingencies
Redeemable noncontrolling interests	665,623	609,129
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized, none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized and 117,955 shares issued and outstanding as of June 30, 2018 and December 31, 2017	1,180	1,180
Additional paid-in capital	3,035,194	3,063,625
Accumulated deficit	(105,962)	(95,809)
Accumulated other comprehensive income	19,662	1,612
Total shareholders' equity of JBG SMITH Properties	2,950,074	2,970,608
Noncontrolling interests in consolidated subsidiaries	3,592	4,206
Total equity	2,953,666	2,974,814
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$5,914,949	$6,071,807

See accompanying notes to the condensed consolidated and combined financial statements (unaudited).

JBG SMITH PROPERTIES Condensed Consolidated and Combined Statements of Operations (Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE
Property rentals	$125,240	$100,747	$251,891	$199,771
Tenant reimbursements	7,967	8,947	18,907	17,488
Third-party real estate services, including reimbursements	24,160	6,794	48,490	13,919
Other income	2,080	1,532	3,196	3,114
Total revenue	159,447	118,020	322,484	234,292
EXPENSES
Depreciation and amortization	48,117	31,993	97,277	65,775
Property operating	30,416	23,955	61,277	47,736
Real estate taxes	17,509	15,582	37,119	30,754
General and administrative:
Corporate and other	12,651	11,552	25,362	24,944
Third-party real estate services	21,189	4,486	43,798	9,184
Share-based compensation related to Formation Transaction	9,097	—	18,525	—
Transaction and other costs	3,787	5,237	8,008	11,078
Total operating expenses	142,766	92,805	291,366	189,471
OPERATING INCOME	16,681	25,215	31,118	44,821
Income from unconsolidated real estate ventures, net	3,836	105	1,934	314
Interest and other income, net	513	970	1,086	1,745
Interest expense	(18,027)	(14,586)	(37,284)	(28,504)
Gain on sale of real estate	33,396	—	33,851	—
Loss on extinguishment of debt	(4,457)	—	(4,457)	—
Reduction of gain on bargain purchase	(7,606)	—	(7,606)	—
INCOME BEFORE INCOME TAX (EXPENSE) BENEFIT	24,336	11,704	18,642	18,376
Income tax (expense) benefit	(313)	(363)	595	(717)
NET INCOME	24,023	11,341	19,237	17,659
Net income attributable to redeemable noncontrolling interests	(3,574)	—	(2,980)	—
Net loss attributable to noncontrolling interests	125	—	127	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$20,574	$11,341	$16,384	$17,659
EARNINGS PER COMMON SHARE:
Basic	$0.17	$0.11	$0.14	$0.18
Diluted	$0.17	$0.11	$0.14	$0.18
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	117,955	100,571	117,955	100,571
Diluted	117,955	100,571	117,955	100,571

See accompanying notes to the condensed consolidated and combined financial statements (unaudited).

JBG SMITH PROPERTIES Condensed Consolidated and Combined Statements of Comprehensive Income (Unaudited) (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NET INCOME	$24,023	$11,341	$19,237	$17,659
OTHER COMPREHENSIVE INCOME:
Change in fair value of derivative financial instruments	5,215	—	19,311	—
Reclassification of net loss on derivative financial instruments from accumulated other comprehensive income into interest expense	414	—	1,449	—
Other comprehensive income	5,629	—	20,760	—
COMPREHENSIVE INCOME	29,652	11,341	39,997	17,659
Net income attributable to redeemable noncontrolling interests	(3,574)	—	(2,980)	—
Other comprehensive income attributable to redeemable noncontrolling interests	(834)	—	(2,710)	—
Net loss attributable to noncontrolling interests	125	—	127	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO JBG SMITH PROPERTIES	$25,369	$11,341	$34,434	$17,659

See accompanying notes to the condensed consolidated and combined financial statements (unaudited).

JBG SMITH PROPERTIES
Condensed Consolidated and Combined Statements of Equity
(Unaudited)
(In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Former Parent Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount
BALANCE AS OF JANUARY 1, 2018	117,955	$1,180	$3,063,625	$(95,809)	$1,612	$—	$4,206	$2,974,814
Net income (loss) attributable to common shareholders and noncontrolling interests	—	—	—	16,384	—	—	(127)	16,257
Dividends declared on common shares ($0.225 per common share)	—	—	—	(26,537)	—	—	—	(26,537)
Distributions to noncontrolling interests	—	—	—	—	—	—	(487)	(487)
Redeemable noncontrolling interests redemption value adjustment and other comprehensive income allocation	—	—	(27,883)	—	(2,710)	—	—	(30,593)
Other comprehensive income	—	—	—	—	20,760	—	—	20,760
Other	—	—	(548)	—	—	—	—	(548)
BALANCE AS OF JUNE 30, 2018	117,955	$1,180	$3,035,194	$(105,962)	$19,662	$—	$3,592	$2,953,666

BALANCE AS OF JANUARY 1, 2017						$2,121,689	$295	$2,121,984
Net income attributable to former parent						17,659	—	17,659
Deferred compensation shares and options, net						1,294	—	1,294
Contributions from former parent, net						21,203	—	21,203
BALANCE AS OF JUNE 30, 2017						$2,161,845	$295	$2,162,140

See accompanying notes to the condensed consolidated and combined financial statements (unaudited).

JBG SMITH PROPERTIES Condensed Consolidated and Combined Statements of Cash Flows (Unaudited) (In thousands)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$19,237	$17,659
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	27,276	1,294
Depreciation and amortization, including amortization of debt issuance costs	99,312	66,563
Deferred rent	(6,265)	(6,829)
Income from unconsolidated real estate ventures, net	(1,934)	(314)
Amortization of above- and below-market lease intangibles, net	143	(687)
Amortization of lease incentives	3,148	1,511
Return on capital from unconsolidated real estate ventures	5,168	628
Reduction of gain on bargain purchase	7,606	—
Loss on extinguishment of debt	4,457	—
Gain on sale of real estate	(33,851)	—
Unrealized gain on interest rate swaps and caps	(1,551)	—
Bad debt expense	1,565	692
Other non-cash items	829	911
Changes in operating assets and liabilities:
Tenant and other receivables	5,877	4,472
Other assets, net	(5,263)	(14,868)
Accounts payable and accrued expenses	(30,213)	359
Other liabilities, net	(1,996)	1,267
Net cash provided by operating activities	93,545	72,658
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(165,718)	(54,747)
Proceeds from sale of real estate	232,882	—
Acquisition of interests in unconsolidated real estate ventures, net of cash acquired	(386)	—
Distributions of capital from unconsolidated real estate ventures	1,350	—
Investments in and advances to unconsolidated real estate ventures	(16,167)	(14)
Other investments	(665)	(1,396)
Net cash provided by (used in) investing activities	51,296	(56,157)
FINANCING ACTIVITIES:
Contributions from former parent, net	—	21,203
Acquisition of interest in consolidated real estate venture	(548)	—
Proceeds from borrowings from former parent	—	4,000
Capital lease payments	(52)	—
Borrowings under mortgages payable	41,344	220,000
Borrowings under revolving credit facility	35,000	—
Borrowings under unsecured term loan	50,000	—
Repayments of mortgages payable	(170,021)	(6,689)
Repayments of revolving credit facility	(115,022)	—
Debt issuance costs	—	(2,930)
Dividends paid to common shareholders	(53,077)	—
Distributions to redeemable noncontrolling interests	(9,214)	—
Distributions to noncontrolling interests	(120)	—
Net cash (used in) provided by financing activities	(221,710)	235,584
Net (decrease) increase in cash and cash equivalents and restricted cash	(76,869)	252,085
Cash and cash equivalents and restricted cash as of the beginning of the period	338,557	32,263
Cash and cash equivalents and restricted cash as of the end of the period	$261,688	$284,348

JBG SMITH PROPERTIES Consolidated and Combined Statements of Cash Flows (Unaudited) (In thousands)

	Six Months Ended June 30,
	2018	2017

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AS OF END OF THE PERIOD:
Cash and cash equivalents	$239,440	$280,613
Restricted cash	22,248	3,735
Cash and cash equivalents and restricted cash	$261,688	$284,348

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $9,182 and $917 in 2018 and 2017)	$31,741	$22,719
Accrued capital expenditures included in accounts payable and accrued expenses	60,735	1,475
Write-off of fully depreciated assets	10,973	12,946
Deferred interest on mortgages payable (of which $1,411 is included in capitalized interest)	3,216	—
Cash payments for income taxes	49	706
Deconsolidation of 1900 N Street	95,923	—

See accompanying notes to the condensed consolidated and combined financial statements (unaudited).

JBG SMITH PROPERTIES
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

1.    Organization and Basis of Presentation
Organization

JBG SMITH Properties ("JBG SMITH") was organized by Vornado Realty Trust ("Vornado" or "former parent") as a Maryland real estate investment trust ("REIT") on October 27, 2016 (capitalized on November 22, 2016). JBG SMITH was formed for the purpose of receiving, via the spin-off on July 17, 2017 (the "Separation"), substantially all of the assets and liabilities of Vornado’s Washington, D.C. segment, which operated as Vornado / Charles E. Smith, (the "Vornado Included Assets"). On July 18, 2017, JBG SMITH acquired the management business and certain assets and liabilities (the "JBG Assets") of The JBG Companies ("JBG") (the "Combination"). The Separation and the Combination are collectively referred to as the "Formation Transaction." Unless the context otherwise requires, all references to "we," "us," and "our," refer to the Vornado Included Assets (our predecessor and accounting acquirer) for periods prior to the Separation and to JBG SMITH for periods after the Separation. References to "our share" refers to our ownership percentage of consolidated and unconsolidated assets in real estate ventures. Substantially all of our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of June 30, 2018, we, as its sole general partner, controlled JBG SMITH LP and owned 85.6% of its common limited partnership units ("OP Units").

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
We own and operate a portfolio of high-quality office and multifamily assets, many of which are amenitized with ancillary retail. Our portfolio reflects our longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area that have high barriers to entry and key urban amenities, including being within walking distance of a Metro station.
As of June 30, 2018, our Operating Portfolio consists of 67 operating assets comprising 48 office assets totaling over 13.7 million square feet (11.8 million square feet at our share), 15 multifamily assets totaling 6,307 units (4,523 units at our share) and four other assets totaling approximately 765,000 square feet (348,000 square feet at our share). Additionally, we have (i) eight assets under construction comprising three office assets totaling approximately 774,000 square feet (542,000 square feet at our share), four multifamily assets totaling 1,476 units (1,282 units at our share) and one other asset totaling approximately 41,100 square feet (4,100 square feet at our share); and (ii) 42 future development assets totaling approximately 20.7 million square feet (17.2 million square feet at our share) of estimated potential development density.
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
Basis of Presentation
The accompanying unaudited condensed consolidated and combined financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated and combined financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated and combined financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

The accompanying condensed consolidated and combined financial statements include the accounts of JBG SMITH and our wholly owned subsidiaries and those other entities, including JBG SMITH LP, in which we have a controlling financial interest, including where we have been determined to be the primary beneficiary of a variable interest entity ("VIE"). See Note 5 for additional information on our VIEs. The portions of the equity and net income of consolidated subsidiaries that are not attributable to JBG SMITH are presented separately as amounts attributable to noncontrolling interests in our condensed consolidated and combined financial statements.
References to the financial statements refer to our condensed consolidated and combined financial statements as of June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017. References to the balance sheets refer to our condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017. References to the statements of operations refer to our condensed consolidated and combined statements of operations for the three and six months ended June 30, 2018 and 2017. References to the statements of cash flows refer to our condensed consolidated and combined statements of cash flows for the six months ended June 30, 2018 and 2017.
Formation Transaction
JBG SMITH and the Vornado Included Assets were under common control of Vornado for all periods prior to the Separation. The transfer of the Vornado Included Assets from Vornado to JBG SMITH was completed prior to the Separation, at net book values (historical carrying amounts) carved out from Vornado’s books and records. For purposes of the formation of JBG SMITH, the Vornado Included Assets were designated as the predecessor and the accounting acquirer of the JBG Assets. Consequently, the financial statements of JBG SMITH, as set forth herein, represent a continuation of the financial information of the Vornado Included Assets as the predecessor and accounting acquirer such that the historical financial information included herein as of any date or for any periods on or prior to the completion of the Combination represents the pre-Combination financial information of the Vornado Included Assets. The financial statements reflect the common shares as of the date of the Separation as outstanding for all periods prior to July 17, 2017. The acquisition of the JBG Assets completed subsequently by JBG SMITH was accounted for as a business combination using the acquisition method whereby identifiable assets acquired and liabilities assumed are recorded at acquisition-date fair values and income and cash flows from the operations were consolidated into the financial statements of JBG SMITH commencing July 18, 2017. Consequently, the financial statements for the periods before and after the Formation Transaction are not directly comparable.
The accompanying financial statements as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 include our consolidated accounts. The accompanying financial statements for the three and six months ended June 30, 2017 include the Vornado Included Assets. Therefore, our results of operations, cash flows and financial condition set forth in this report for the three and six months ended June 30, 2017 are not necessarily indicative of our future results of operations, cash flows or financial condition as an independent, publicly traded company.
The historical financial results for the Vornado Included Assets reflect charges for certain corporate costs allocated by the former parent, which were based on either actual costs incurred or a proportion of costs estimated to be applicable, to the Vornado Included Assets based on an analysis of key metrics, including total revenues. Such costs do not necessarily reflect what the actual costs would have been if JBG SMITH had been operating as a separate standalone public company. See Note 16 for additional information.
The total revenue and net loss of the JBG Assets for the three months ended June 30, 2018 included in our statements of operations was $45.4 million and $22.6 million. The total revenue and net loss of the JBG Assets for the six months ended June 30, 2018 included in our statements of operations was $93.6 million and $39.3 million.
The following pro forma information for the three and six months ended June 30, 2017 is presented as if the Formation Transaction had occurred on January 1, 2017. This pro forma information is based upon historical financial statements, adjusted for certain factually supported items directly related to the Formation Transaction. This pro forma information does not purport to represent what the actual results of our operations would have been, nor does it purport to predict the results of operations of future periods. The pro forma information was adjusted to exclude transaction and other costs of $5.2 million and $11.1 million for the three and six months ended June 30, 2017.

	Three Months Ended	Six Months Ended
	June 30, 2017
	(In thousands, except per share data)
Pro forma information:
Total revenue	$162,593	$321,672
Net loss attributable to common shareholders	$(10,074)	$(19,156)
Loss per common share:
Basic	$(0.09)	$(0.16)
Diluted	$(0.09)	$(0.16)
As a result of finalizing our fair value estimates used in the purchase price allocation related to the Combination, we adjusted the fair value of certain assets acquired and liabilities assumed consisting of a decrease of $468,000 to investments in and advances to unconsolidated real estate ventures, an increase of $4.7 million to lease assumption liabilities and an increase of $2.4 million to other liabilities acquired, resulting in a reduction of gain on bargain purchase of $7.6 million for the three and six months ended June 30, 2018.
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
Reclassifications
For the three and six months ended June 30, 2017, we reclassified $4.5 million and $9.2 million of expenses to "General and administrative: third-party real estate services" from "Property operating expenses" and "General and administrative: corporate and other" as it relates to expenses incurred to provide third-party real estate services. Additionally, we reclassified $1.8 million and $3.8 million of revenue for the three and six months ended June 30, 2017 to "Third-party real estate services, including reimbursements" from "Other income" as it relates to revenue earned from providing third-party real estate services.

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

Recent Accounting Pronouncements
In connection with the adoption of Accounting Standards Update ("ASU") ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, we revised the presentation of restricted cash in the statement of cash flows for the six months ended June 30, 2017.
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

Standard not yet adopted
ASU 2016-02, Leases (Topic 842), as clarified and amended by ASU 2018-01, ASU 2018-10 and ASU 2018-11
This standard establishes principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The ASU also clarifies that an assessment of whether a land easement meets the definition of a lease under the new lease standard is required. The provisions of this standard are effective for fiscal years beginning after December 15, 2018 and should be applied through a modified retrospective transition, which includes optional practical expedients related to leases that commenced before the effective date and allows the new requirements to be applied on the date of adoption rather than the beginning of the earliest comparative period presented.
January 2019
We are currently evaluating the overall impact of the adoption of ASU 2016-02 on our financial statements. ASU 2016-02 will more significantly impact the accounting for leases in which we are the lessee. We have ground leases for which we will be required to record a right-of-use asset and lease liability equal to the present value of the remaining minimum lease payments upon adoption of this standard. As of June 30, 2018, future ground lease payments totaled $574.4 million to which we would apply a discount rate. We are in the process of determining an appropriate discount rate. Under ASU 2016-02, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, we may no longer be able to capitalize internal leasing costs and instead may be required to expense these costs as incurred. Capitalized internal leasing costs were $1.5 million and $269,000 for the three months ended June 30, 2018 and 2017, and $2.8 million and $800,000 for the six months ended June 30, 2018 and 2017.

ASU 2018-09, Codification Improvements
These amendments provide clarifications and corrections to certain ASC subtopics including the following: 220-10 (Income Statement - Reporting Comprehensive Income - Overall), 470-50 (Debt - Modifications and Extinguishments), 480-10 (Distinguishing Liabilities from Equity - Overall), 718-740 (Compensation - Stock Compensation - Income Taxes), 805-740 (Business Combinations - Income Taxes), 815-10 (Derivatives and Hedging - Overall), and 820-10 (Fair Value Measurement - Overall).
January 2019
The updates related to Subtopics 470-50 and 820-10 were effective immediately and their adoption did not have an impact on our financial statements. We are currently evaluating the remaining guidance to determine the impact it may have on our financial statements.

3.    Dispositions
In April 2018, we sold Summit I and II, two office assets located in Reston, Virginia including 700,000 square feet of estimated potential development density, for an aggregate gross sales price of $95.0 million, resulting in a gain on the sale of $6.2 million. In connection with the sale, we repaid the related $59.0 million mortgage payable outstanding. In February 2018, we sold a land parcel and temporary easements associated with the Summit site for $2.2 million, resulting in a gain on the sale of $455,000.
In May 2018, we sold the Bowen Building, an office building located in Washington, D.C., for a gross sales price of $140.0 million, resulting in a gain on the sale of $27.2 million. In connection with the sale, we repaid $115.0 million of the then outstanding balance on our revolving credit facility.

4.    Investments in and Advances to Unconsolidated Real Estate Ventures
The following is a summary of the composition of our investments in and advances to unconsolidated real estate ventures:

Real Estate Venture Partners	Ownership Interest (1)	June 30, 2018	December 31, 2017
		(In thousands)
Canadian Pension Plan Investment Board ("CPPIB")	55.0% - 87.3%	$135,801	$36,317
Landmark	1.8% - 49.0%	88,494	95,368
CBREI Venture	5.0% - 64.0%	77,062	79,062
Berkshire Group	50.0%	33,424	27,761
Brandywine	30.0%	13,732	13,741
CIM Group ("CIM") and Pacific Life Insurance Company ("PacLife")	16.7%	10,289	—
JP Morgan	5.0%	9,185	9,296
Other		241	246
Total investments in unconsolidated real estate ventures		368,228	261,791
Advances to unconsolidated real estate ventures		80	20
Total investments in and advances to unconsolidated real estate ventures		$368,308	$261,811
_______________

(1)	Ownership interests as of June 30, 2018. We have multiple investments with certain venture partners with varying ownership interests.
In January 2018, we invested $10.1 million for a 16.67% interest in a real estate venture with CIM and PacLife, which purchased the 1,152-key Wardman Park hotel, located adjacent to the Woodley Park Metro Station in northwest Washington, D.C. Prior to the acquisition by this venture, the JBG Legacy Funds owned a 47.64% interest in the Wardman Park hotel. The JBG Legacy Funds did not receive any proceeds from the sale, as the net proceeds were used to satisfy the prior mortgage debt. A third-party asset manager oversees the hotel operations on behalf of the venture and our involvement will increase only to the extent the land development opportunity becomes the primary business plan for the asset.
In February 2018, we entered into a real estate venture with CPPIB to develop and own 1900 N Street, an under-construction office asset in Washington, D.C. We contributed 1900 N Street, valued at $95.9 million, to the real estate venture, and CPPIB has committed to contribute approximately $101.0 million to the venture for a 45.0% interest, which will reduce our ownership interest from 100.0% at the real estate venture's formation to 55.0% as contributions are funded.
In June 2018, the real estate venture with CPPIB that owns 1101 17th Street, a 216,000 square foot office building located in Washington, D.C., in which we have a 55.0% ownership interest, refinanced a mortgage loan payable that was collateralized by the property. The terms of the new mortgage loan eliminated the principal guaranty provisions that had been included in the prior loan. Distributions and our share of the cumulative earnings of the venture exceeded our investment in the venture by $5.4 million, which resulted in a negative investment balance. After the elimination of the principal guaranty provisions in the prior mortgage loan, we have not guaranteed the obligations of the venture or otherwise committed to provide further financial support to the venture. Accordingly, we recognized the $5.4 million negative investment balance as income within “Income from unconsolidated real estate ventures, net” in our statements of operations for the three and six months ended June 30, 2018. We have also suspended the equity method accounting for this real estate venture. We will recognize as income any future distributions from the venture until our share of unrecorded earnings and contributions exceed the cumulative excess distributions previously recognized in income.

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted Average Effective Interest Rate (1)	June 30, 2018	December 31, 2017
		(In thousands)
Variable rate (2)	4.83%	$530,258	$534,500
Fixed rate (3)	3.95%	854,619	657,701
Unconsolidated real estate ventures - mortgages payable		1,384,877	1,192,201
Unamortized deferred financing costs		(2,734)	(2,000)
Unconsolidated real estate ventures - mortgages payable, net (4)		$1,382,143	$1,190,201
______________

(1)	Weighted average effective interest rate as of June 30, 2018.

(2)	Includes variable rate mortgages payable with interest rate cap agreements.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

(4)	See Note 15 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of the financial information for our unconsolidated real estate ventures:

	June 30, 2018	December 31, 2017
Combined balance sheet information:	(In thousands)
Real estate, net	$2,397,644	$2,106,670
Other assets, net	332,400	264,731
Total assets	$2,730,044	$2,371,401

Mortgages payable, net	$1,382,143	$1,190,201
Other liabilities, net	103,283	76,416
Total liabilities	1,485,426	1,266,617
Total equity	1,244,618	1,104,784
Total liabilities and equity	$2,730,044	$2,371,401

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Combined income statement information:	(In thousands)
Total revenue	$87,518	$18,318	$160,691	$36,557
Operating income	12,484	6,213	16,858	11,835
Net income (loss)	(514)	3,570	(5,189)	5,993
5.    Variable Interest Entities

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

Unconsolidated VIEs
As of June 30, 2018 and December 31, 2017, we have interests in entities deemed to be VIEs that are in the development stage and do not hold sufficient equity at risk or conduct substantially all their operations on behalf of an investor with disproportionately few voting rights. Although we are engaged to act as the managing partner in charge of day-to-day operations of these investees, we are not the primary beneficiary of these VIEs as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE’s performance. We account for our investment in these entities under the equity method.

As of June 30, 2018 and December 31, 2017, the net carrying amounts of our investment in these entities were $226.5 million and $163.5 million, which are included in "Investments in and advances to unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs is included in "Income from unconsolidated real estate ventures, net" in our statements of operations. Our maximum exposure to loss in these entities is limited to our investments, construction commitments and debt guarantees. See Note 15 for additional information.

Consolidated VIEs

JBG SMITH LP is our most significant consolidated VIE. We hold the majority membership interest in the operating partnership, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management.
The noncontrolling interests of the operating partnership do not have substantive liquidation rights, substantive kick-out rights without cause, or substantive participating rights that could be exercised by a simple majority of noncontrolling interest members (including by such a member unilaterally). Because the noncontrolling interest holders do not have these rights, the operating partnership is a VIE. As general partner, we have the power to direct the core activities of the operating partnership that most significantly affect its performance, and through our majority interest in the operating partnership have both the right to receive benefits from and the obligation to absorb losses of the operating partnership. Accordingly, we are the primary beneficiary of the operating partnership and consolidate the operating partnership in our financial statements. As we conduct our business and hold our assets and liabilities through the operating partnership, the total assets and liabilities of the operating partnership comprise substantially all of our consolidated assets and liabilities.
We also consolidate certain VIEs in which we control the most significant business activities. These entities are VIEs because they are in the development stage and do not hold sufficient equity at risk. We are the primary beneficiaries of these VIEs because the noncontrolling interest holders do not have substantive kick-out or participating rights and we control all of the significant business activities. As of June 30, 2018, we consolidated two VIEs with total assets and liabilities, excluding the operating partnership, of $155.2 million and $13.2 million. As of December 31, 2017, we consolidated two VIEs with total assets and liabilities, excluding the operating partnership, of $111.0 million and $8.8 million.
6.    Other Assets, Net
The following is a summary of other assets, net:

	June 30, 2018	December 31, 2017
	(In thousands)
Deferred leasing costs	$190,308	$171,153
Accumulated amortization	(71,674)	(67,180)
Deferred leasing costs, net	118,634	103,973
Prepaid expenses	5,961	9,038
Identified intangible assets, net	104,073	126,467
Deferred financing costs on credit facility, net	5,781	6,654
Deposits	4,020	6,317
Derivative agreements, at fair value	23,977	2,141
Other	11,276	9,333
Total other assets, net	$273,722	$263,923

7.    Debt
Mortgages Payable
The following is a summary of mortgages payable:

	Weighted Average Effective Interest Rate (1)	June 30, 2018	December 31, 2017
		(In thousands)
Variable rate (2)	3.94%	$266,615	$498,253
Fixed rate (3)	4.15%	1,644,111	1,537,706
Mortgages payable		1,910,726	2,035,959
Unamortized deferred financing costs and premium/ discount, net		(4,324)	(10,267)
Mortgages payable, net		$1,906,402	$2,025,692
__________________________

(1)	Weighted average effective interest rate as of June 30, 2018.

(2)	Includes variable rate mortgages payable with interest rate cap agreements.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
As of June 30, 2018, the net carrying value of real estate collateralizing our mortgages payable totaled $2.5 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain of our mortgage loans are recourse to us.
During the six months ended June 30, 2018, aggregate borrowings under mortgages payable totaled $41.3 million related to construction draws. We repaid mortgages payable with an aggregate principal balance of $162.5 million and recognized losses on the extinguishment of debt in conjunction with these repayments of $4.5 million for the three and six months ended June 30, 2018.
As of June 30, 2018 and December 31, 2017, we had various interest rate swap and cap agreements with an aggregate notional value of $1.3 billion and $1.4 billion on certain of our mortgages payable, which mature on various dates concurrent with the maturity of the related mortgages payable. During the six months ended June 30, 2018, we entered into various interest rate swap and cap agreements on certain of our mortgages payable with an aggregate notional value of $374.2 million. See Note 13 for additional information.
Credit Facility
Our $1.4 billion credit facility, consists of a $1.0 billion revolving credit facility maturing in July 2021, with two six-month extension options, a delayed draw $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023, and a delayed draw $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024.
In January 2018, we drew $50.0 million under the Tranche A-1 Term Loan in accordance with the delayed draw provisions of the credit facility, bringing the outstanding borrowings under the term loan facility to $100.0 million. Concurrent with the draw, we entered into an interest rate swap agreement to convert the variable interest rate to a fixed interest rate. As of June 30, 2018 and December 31, 2017, we had interest rate swaps with an aggregate notional value of $100.0 million and $50.0 million to convert the variable interest rate applicable to our Tranche A-1 Term Loan to a fixed interest rate, providing weighted average base interest rates under the facility agreement of 2.12% and 1.97% per annum. The interest rate swaps mature in January 2023, concurrent with the maturity of our Tranche A-1 Term Loan.

The following is a summary of amounts outstanding under the credit facility:

	Interest Rate (1)	June 30, 2018	December 31, 2017
		(In thousands)
Revolving credit facility (2) (3) (4)	3.19%	$35,729	$115,751

Tranche A-1 Term Loan	3.32%	$100,000	$50,000
Unamortized deferred financing costs, net		(3,167)	(3,463)
Unsecured term loan, net		$96,833	$46,537
__________________________

(1)	Interest rate as of June 30, 2018.

(2)	As of June 30, 2018 and December 31, 2017, letters of credit with an aggregate face amount of $5.7 million for both periods were provided under our revolving credit facility.

(3)	As of June 30, 2018 and December 31, 2017, net deferred financing costs related to our revolving credit facility totaling $5.8 million and $6.7 million were included in "Other assets, net."

(4)	In May 2018, in connection with the sale of the Bowen Building, we repaid $115.0 million of the then outstanding balance on our revolving credit facility. See Note 3 for additional information.

8.    Other Liabilities, Net
The following is a summary of other liabilities, net:

	June 30, 2018	December 31, 2017
	(In thousands)
Lease intangible liabilities	$41,875	$44,917
Accumulated amortization	(25,635)	(26,950)
Lease intangible liabilities, net	16,240	17,967
Prepaid rent	19,571	15,751
Lease assumption liabilities and accrued tenant incentives	49,016	50,866
Capital lease obligation	15,766	15,819
Security deposits	13,864	13,618
Ground lease deferred rent payable	3,249	3,730
Net deferred tax liability	6,962	8,202
Dividends payable (1)	—	31,097
Other	1,597	4,227
Total other liabilities, net	$126,265	$161,277
___________________________________________

(1)	Dividends declared in December 2017 were paid in January 2018.

9.    Redeemable Noncontrolling Interests
JBG SMITH LP
JBG SMITH LP has issued 19.8 million OP Units to persons other than JBG SMITH that are redeemable for cash or, at our election, our common shares beginning August 1, 2018, subject to certain limitations. These OP Units represent a 14.4% interest in JBG SMITH LP as of June 30, 2018. During the third quarter of 2018, unitholders gave notice to redeem 3.0 million OP units, which we have elected to redeem for an equivalent number of our common shares. On our balance sheets, our redeemable noncontrolling interests are presented at the higher of their redemption value at the end of each reporting period or their carrying value, with such adjustments recognized in "Additional paid-in capital." Redemption value is equivalent to the market value of one our common shares at the end of the period multiplied by the number of vested OP units outstanding.

Consolidated Real Estate Venture
We are a partner in a real estate venture that owns an under construction multifamily asset located at 965 Florida Avenue in Washington, D.C. Pursuant to the terms of the 965 Florida Avenue real estate venture agreement, we will fund all capital contributions until our ownership interest reaches a maximum of 97.0%. Our partner can redeem its interest for cash two years after delivery, but no later than seven years subsequent to delivery. As of June 30, 2018, we held an 81.5% ownership interest.
Below is a summary of the activity of redeemable noncontrolling interests:

	JBG SMITH LP	Consolidated Real Estate Venture	Total
	(In thousands)
Balance as of January 1, 2018	$603,717	$5,412	$609,129
Net income (loss) attributable to redeemable noncontrolling interests	2,985	(5)	2,980
Other comprehensive income	2,710	—	2,710
Contributions (distributions)	(4,657)	500	(4,157)
Share-based compensation expense	27,078	—	27,078
Adjustment to redemption value	27,883	—	27,883
Balance as of June 30, 2018	$659,716	$5,907	$665,623

10.     Share-Based Payments

Time-Based LTIP Units

In February 2018, we granted 357,759 long-term incentive partnership units ("LTIP Units") with time-based vesting requirements ("Time-Based LTIP Units") to management and other employees with a grant-date fair value of $11.2 million or $31.38 per unit valued based on the post-vesting restriction periods. The significant assumptions used to value the Time-Based LTIP Units included expected volatility (20.0%), risk-free interest rate (2.1%) and post-grant restriction periods (2 years). The Time-Based LTIP units vest in four equal installments in January of each year, subject to continued employment. Compensation expense is being recognized over a four-year period.
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
LTIP Units

In May 2018, we granted a total of 25,770 fully vested LTIP Units to certain of our trustees with an aggregate grant-date fair value of $794,000.
Other Equity Awards

Certain executives have elected to receive all or a portion of any cash bonus that may be paid in 2019, related to 2018 service, in the form of fully vested LTIP Units.

Share-Based Compensation Expense

Share-based compensation expense is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Time-Based LTIP Units	$2,895	$—	$5,252	$—
Performance-Based LTIP Units	1,350	—	2,507	—
LTIP Units	794	—	794	—
Other equity awards	920	603	1,704	1,294
Share-based compensation expense - other	5,959	603	10,257	1,294
Formation Awards	1,239	—	2,817	—
LTIP and OP Units (1)	7,858	—	15,708	—
Share-based compensation related to Formation Transaction (2)	9,097	—	18,525	—
Total share-based compensation expense	15,056	603	28,782	1,294
Less amount capitalized	(879)	—	(1,506)	—
Share-based compensation expense	$14,177	$603	$27,276	$1,294

______________________________________________

(1)	Represents share-based compensation expense for LTIP and OP Units subject to post-Combination employment obligations.

(2)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction" in the accompanying statements of operations.
As of June 30, 2018, we had $119.5 million of total unrecognized compensation expense related to unvested share-based payment arrangements (unvested OP Units, Formation Awards, Time-Based LTIP Units and Performance-Based LTIP Units). This expense is expected to be recognized over a weighted average period of 2.8 years.
11.     Interest Expense

The following is a summary of interest expense included in the statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Interest expense	$21,884	$14,672	$45,559	$28,633
Amortization of deferred financing costs	1,241	376	2,458	788
Net unrealized gain on derivative financial instruments not designated as cash flow hedges	(432)	—	(1,551)	—
Capitalized interest	(4,666)	(462)	(9,182)	(917)
Interest expense	$18,027	$14,586	$37,284	$28,504

12.     Earnings Per Common Share
The following summarizes the calculation of basic and diluted earnings per common share and provides a reconciliation of the amounts of net income available to common shareholders used in calculating basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Net income	$24,023	$11,341	$19,237	$17,659
Net income attributable to redeemable noncontrolling interests	(3,574)	—	(2,980)	—
Net loss attributable to noncontrolling interests	125	—	127	—
Net income attributable to common shareholders	20,574	11,341	16,384	17,659
Distributions to participating securities	(218)	—	(361)	—
Net income available to common shareholders — basic and diluted	$20,356	$11,341	$16,023	$17,659

Weighted average number of common shares outstanding — basic and diluted (1)	117,955	100,571	117,955	100,571

Earnings per common share:
Basic	$0.17	$0.11	$0.14	$0.18
Diluted	$0.17	$0.11	$0.14	$0.18
______________

(1)	For the three and six months ended June 30, 2017, reflects the weighted average common shares attributable to the Vornado Included Assets at the date of the Separation.

The effect of the redemption of OP Units that were outstanding as of June 30, 2018 is excluded in the computation of basic and diluted earnings per common share, as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings per share). Since vested and outstanding OP Units, which are held by noncontrolling interests, are attributed gains and losses at an identical proportion to the common shareholders, the gains and losses attributable and their equivalent weighted average OP Unit impact are excluded from net income available to common shareholders and from the weighted average number of common shares outstanding in calculating basic and diluted earnings per common share. For both the three and six months ended June 30, 2018, the number of additional securities excluded from the calculation of diluted earnings per common share as they were antidilutive, but potentially could be dilutive in the future was 21.7 million. There were no additional potentially dilutive securities for the three and six months ended June 30, 2017.

13.    Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.
As of June 30, 2018, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized gain on our derivative financial instruments designated as cash flow hedges was $22.6 million as of June 30, 2018 and was recorded in "Accumulated other comprehensive income" in the balance sheet, of which a portion was reclassified to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $2.3 million as a decrease to interest expense. The net unrealized gain on our derivative financial instruments not designated as cash flow hedges was $432,000 and $1.6 million for the three and six months ended June 30, 2018 and is recorded in "Interest expense" in our statements of operations.
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
The following are assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
June 30, 2018	(In thousands)
Derivative financial instruments designated as cash flow hedges:
Classified as assets in "Other assets, net"	$17,609	$—	$17,609	$—
Classified as liabilities in "Other liabilities, net"	1,331	—	1,331	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	6,367	—	6,367	—

December 31, 2017
Derivative financial instruments designated as cash flow hedges:
Classified as assets in "Other assets, net"	$1,506	$—	$1,506	$—
Classified as liabilities in "Other liabilities, net"	2,640	—	2,640	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	635	—	635	—
Classified as liabilities in "Other liabilities, net"	22	—	22	—
The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2018, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gain included in "Other comprehensive income'' was primarily attributable to the net change in unrealized gains or losses related to the interest rate swaps that were outstanding as of June 30, 2018, none of which were reported in the statements of operations because they were documented and qualified as hedging instruments.

Financial Assets and Liabilities Not Measured at Fair Value
As of June 30, 2018 and December 31, 2017, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	June 30, 2018		December 31, 2017
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial liabilities:
Mortgages payable	$1,910,726	$1,921,116	$2,035,959	$2,060,899
Revolving credit facility	35,729	35,742	115,751	115,768
Unsecured term loan	100,000	100,096	50,000	50,029
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

14.    Segment Information

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

With respect to the third-party real estate services business, the CODM reviews revenues streams generated by this segment ("Third-party real estate services, including reimbursements"), as well as the expenses attributable to the segment ("General and administrative: third-party real estate services"), which are disclosed separately in the statements of operations. Management company assets primarily consist of management and leasing contracts with a net book value of $42.1 million and $45.7 million and classified in "Other assets, net" in the balance sheets as of June 30, 2018 and December 31, 2017. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party real estate services operating results are excluded from the NOI data below.

The following table reflects the reconciliation of net income attributable to common shareholders to consolidated NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income attributable to common shareholders	$20,574	$11,341	$16,384	$17,659
Add:
Depreciation and amortization expense	48,117	31,993	97,277	65,775
General and administrative expense:
Corporate and other	12,651	11,552	25,362	24,944
Third-party real estate services	21,189	4,486	43,798	9,184
Share-based compensation related to Formation Transaction	9,097	—	18,525	—
Transaction and other costs	3,787	5,237	8,008	11,078
Interest expense	18,027	14,586	37,284	28,504
Loss on extinguishment of debt	4,457	—	4,457	—
Reduction of gain on bargain purchase	7,606	—	7,606	—
Income tax expense (benefit)	313	363	(595)	717
Net income attributable to redeemable noncontrolling interests	3,574	—	2,980	—
Less:
Third-party real estate services, including reimbursements	24,160	6,794	48,490	13,919
Other income	2,080	1,532	3,196	3,114
Income from unconsolidated real estate ventures, net	3,836	105	1,934	314
Interest and other income, net	513	970	1,086	1,745
Gain on sale of real estate	33,396	—	33,851	—
Net loss attributable to noncontrolling interests	125	—	127	—
Consolidated NOI	$85,282	$70,157	$172,402	$138,769

Below is a summary of NOI by segment:

	Three Months Ended June 30, 2018
	Office	Multifamily	Other		Elimination of Intersegment Activity	Total
	(In thousands)
Rental revenue:
Property rentals	$97,485	$25,410	$2,604		$(259)	$125,240
Tenant reimbursements	6,370	1,491	106		—	7,967
Total rental revenue	103,855	26,901	2,710		(259)	133,207
Rental expense:				—
Property operating	26,414	7,588	1,887		(5,473)	30,416
Real estate taxes	12,201	3,557	1,751		—	17,509
Total rental expense	38,615	11,145	3,638		(5,473)	47,925
Consolidated NOI	$65,240	$15,756	$(928)		$5,214	$85,282

	Three Months Ended June 30, 2017
	Office	Multifamily	Other	Elimination of Intersegment Activity	Total
	(In thousands)
Rental revenue:
Property rentals	$78,624	$19,974	$2,975	$(826)	$100,747
Tenant reimbursements	7,562	1,133	252	—	8,947
Total rental revenue	86,186	21,107	3,227	(826)	109,694
Rental expense:
Property operating	22,022	4,868	482	(3,417)	23,955
Real estate taxes	12,273	2,528	781	—	15,582
Total rental expense	34,295	7,396	1,263	(3,417)	39,537
Consolidated NOI	$51,891	$13,711	$1,964	$2,591	$70,157

	Six Months Ended June 30, 2018
	Office	Multifamily	Other		Elimination of Intersegment Activity	Total
	(In thousands)
Rental revenue:
Property rentals	$198,800	$49,477	$4,112		$(498)	$251,891
Tenant reimbursements	15,444	3,215	248		—	18,907
Total rental revenue	214,244	52,692	4,360		(498)	270,798
Rental expense:				—
Property operating	54,580	14,682	2,743		(10,728)	61,277
Real estate taxes	26,966	7,055	3,098		—	37,119
Total rental expense	81,546	21,737	5,841		(10,728)	98,396
Consolidated NOI	$132,698	$30,955	$(1,481)		$10,230	$172,402

	Six Months Ended June 30, 2017
	Office	Multifamily	Other		Elimination of Intersegment Activity	Total
	(In thousands)
Rental revenue:
Property rentals	$157,920	$38,633	$4,880		$(1,662)	$199,771
Tenant reimbursements	14,821	2,223	444		—	17,488
Total rental revenue	172,741	40,856	5,324		(1,662)	217,259
Rental expense:				—
Property operating	43,409	9,921	1,150		(6,744)	47,736
Real estate taxes	24,120	5,021	1,613		—	30,754
Total rental expense	67,529	14,942	2,763		(6,744)	78,490
Consolidated NOI	$105,212	$25,914	$2,561		$5,082	$138,769

The following is a summary of certain balance sheet data by segment:

	Office	Multifamily	Other	Elimination of Intersegment Activity	Total
June 30, 2018	(In thousands)
Real estate, at cost	$3,657,696	$1,548,770	$665,482	$—	$5,871,948
Investments in and advances to unconsolidated real estate ventures	221,077	101,105	46,126	—	368,308
Total assets	3,533,869	1,435,384	1,138,597	(192,901)	5,914,949
December 31, 2017
Real estate, at cost	$3,953,314	$1,476,423	$587,767	$—	$6,017,504
Investments in and advances to unconsolidated real estate ventures	124,659	98,835	38,317	—	261,811
Total assets	3,542,977	1,434,999	1,299,085	(205,254)	6,071,807

15.    Commitments and Contingencies
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
Construction Commitments
As of June 30, 2018, we have construction in progress that will require an additional $461.0 million to complete ($362.9 million related to our consolidated entities and $98.1 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, and available cash.
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
From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree, to (1) guarantee portions of the principal, interest and other amounts in connection with their borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy)

in connection with their borrowings and (3) provide guarantees to lenders and other third parties for the completion of development projects. We customarily have agreements with our outside partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under the guarantee. Amounts that may be required to be paid in future periods in relation to budget overruns or operating losses that are also included in some of our guarantees are not estimable. Guarantees (excluding environmental) terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. As of June 30, 2018, the aggregate amount of our principal payment guarantees was $61.3 million for our consolidated entities and there were no principal payment guarantees for our unconsolidated real estate ventures.
As of June 30, 2018, we expect to fund additional capital to certain of our unconsolidated investments totaling $48.6 million, which we anticipate will be primarily expended over the next two to three years.
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

16.	Transactions with Vornado and Related Parties
Transactions with Vornado
As described in Note 1, the accompanying financial statements present the operations of the Vornado Included Assets as carved-out from the financial statements of Vornado for all periods prior to July 17, 2017.
Certain centralized corporate costs borne by Vornado for management and other services including, but not limited to, accounting, reporting, legal, tax, information technology and human resources have been allocated to the assets in the financial statements based on either actual costs incurred or a proportion of costs estimated to be applicable to the Vornado Included Assets based on key metrics including total revenue. The total amounts allocated during the three and six months ended June 30, 2017 were $5.4 million and $12.2 million. These allocated amounts are included as a component of "General and administrative expense: Corporate and other" expenses on the statement of operations and do not necessarily reflect what actual costs would have been if the Vornado Included Assets were a separate standalone public company. Actual costs may be materially different.
In connection with the Formation Transaction, we entered into an agreement with Vornado under which Vornado provides operational support for an initial period of up to two years. These services include information technology, financial reporting and payroll services. The charges for these services are based on an hourly or per transaction fee arrangement including reimbursement for overhead and out-of-pocket expenses. The total charges for the three and six months ended June 30, 2018 were $1.1 million and $2.3 million. Pursuant to an agreement, we are providing Vornado with leasing and property management services for certain of its assets that were not part of the Separation. The total revenue related to these services for the three and six months ended June 30, 2018 was $444,000 and $1.0 million. We believe that the terms of both of these agreements are comparable to those that would have been negotiated based on market rates.
In connection with the Formation Transaction, we entered into a Tax Matters Agreement with Vornado. See Note 15 for additional information.
In August 2014, we completed a $185.0 million financing of the Universal buildings, a 687,000 square foot office complex located in Washington, D.C. In connection with this financing, pursuant to a note agreement dated August 12, 2014, we used a portion of the financing proceeds and made an $86.0 million loan to Vornado at LIBOR plus 2.9% due August 2019. At the Separation, Vornado repaid the outstanding balance of the loan and related accrued interest. We recognized interest income of $843,000 and $1.7 million during the three and six months ended June 30, 2017.
In connection with the development of The Bartlett, prior to the Separation, we entered into various note agreements with Vornado whereby we could borrow up to a maximum of $170.0 million. Vornado contributed these note agreements along with accrued and unpaid interest to JBG SMITH at the Separation. We incurred interest expense of $2.0 million and $3.7 million during the three and six months ended June 30, 2017.
In June 2016, the $115.0 million mortgage loan (including $608,000 of accrued interest) secured by the Bowen Building, a 231,000 square foot office building located in Washington, D.C., was repaid with the proceeds of a $115.6 million draw on our former parent's revolving credit facility. We repaid our former parent with amounts drawn under our revolving credit facility at the Combination. We incurred interest expense of $625,000 and $1.2 million during the three and six months ended June 30, 2017.
We have agreements that are terminable on the second anniversary of the Combination with Building Maintenance Services ("BMS"), a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our properties. We paid BMS $6.1 million and $3.2 million during the three months ended June 30, 2018 and 2017, and $10.1 million and $6.3 million during the six months ended June 30, 2018 and 2017, which are included in "Property operating expenses" in our statements of operations.
We entered into a consulting agreement with Mitchell Schear, a member of our Board of Trustees and formerly the president of Vornado’s Washington, D.C. segment. The consulting agreement expired on December 31, 2017 and provides for the payment of consulting fees and expenses at the rate of $169,400 per month for the 24 months following the Separation, including after the termination of the consulting agreement. The amount due under this consulting agreement of $4.1 million was expensed in connection with the Combination. As of June 30, 2018, the remaining liability is $2.0 million. Additionally, in March 2017, Vornado amended Mr. Schear’s employment agreement to provide for the payment of severance, bonus and post-employment services.
Transactions with Real Estate Ventures
We have a third-party real estate services business that provides fee-based real estate services to the JBG Legacy Funds and other third parties. We provide services for the benefit of the JBG Legacy Funds that own interests in the assets retained by the JBG Legacy Funds. In connection with the contribution of the JBG Assets to us, it was determined that the general partner and managing member interests in the JBG Legacy Funds that were held by former JBG executives (and who became members of our management team and/or Board of Trustees) would not be transferred to us and remain under the control of these individuals. In addition, certain members of our senior management and Board of Trustees have an ownership interest in the JBG Legacy Funds and own carried interests in each fund and in certain of our real estate ventures that entitles them to receive additional compensation if the fund or real estate venture achieves certain return thresholds. This third-party real estate services revenue, including reimbursements, from these JBG Legacy Funds for the three and six months ended June 30, 2018 was $8.3 million and $16.9 million. As of June 30, 2018 and December 31, 2017, we had receivables from the JBG Legacy Funds totaling $2.2 million and $3.1 million for third-party real estate services, including reimbursements.
We rent our corporate offices from an unconsolidated real estate venture and incurred expenses totaling $1.2 million and $2.4 million during the three and six months ended June 30, 2018, which is recorded in "General and administrative expense: Corporate and other" in our statements of operations.

17.	Subsequent Events
In July 2018, we borrowed $200.0 million under the Tranche A-2 Term Loan, in accordance with the delayed draw provisions of the credit facility. We also repaid the outstanding revolving credit facility balance of $35.7 million.
In July 2018, the buyer’s deposit became non-refundable in our agreement for the sale of Commerce Executive, a 394,000 square foot office asset located in Reston, Virginia, for $115.0 million, which had a net carrying value of $75.3 million as of June 30, 2018 and met the held for sale criteria subsequent to June 30, 2018.

In July 2018, our partner in the real estate venture that owns the Investment Building, a 401,000 square foot office building located in Washington, D.C., became obligated to acquire our 5.0% interest in the venture for $20.9 million, following their exercise of the buy-sell provisions of the venture agreement. As of June 30, 2018, our investment balance in the real estate venture was $9.2 million.
In August 2018, our Board of Trustees declared a quarterly dividend of $0.225 per common share, payable on August 27, 2018 to shareholders of record on August 14, 2018.

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

Organization and Basis of Presentation

JBG SMITH Properties ("JBG SMITH") was organized by Vornado Realty Trust ("Vornado" or "former parent") as a Maryland real estate investment trust ("REIT") on October 27, 2016 (capitalized on November 22, 2016). JBG SMITH was formed for the purpose of receiving, via the spin-off on July 17, 2017 (the "Separation"), substantially all of the assets and liabilities of Vornado’s Washington, D.C. segment, which operated as Vornado / Charles E. Smith, (the "Vornado Included Assets"). On July 18, 2017, JBG SMITH acquired the management business and certain assets and liabilities (the "JBG Assets") of The JBG Companies ("JBG") (the "Combination"). The Separation and the Combination are collectively referred to as the "Formation Transaction." Substantially all of our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership.

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

The following is a discussion of the historical results of operations and liquidity and capital resources of JBG SMITH as of June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017, which includes results prior to the consummation of the Formation Transaction. The historical results presented prior to the consummation of the Formation Transaction include the Vornado Included Assets, all of which were under common control of Vornado until July 17, 2017. Unless otherwise specified, the discussion of the historical results prior to July 18, 2017 does not include the results of the JBG Assets. Consequently, our results for the periods before and after the Formation Transaction are not directly comparable. The following discussion should be read with our condensed consolidated and combined interim financial statements and notes thereto appearing in "Item 1. Financial Statements."
References to the financial statements refer to our condensed consolidated and combined financial statements as of June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017. References to the balance sheets refer to our condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017. References to the statements of operations refer to our condensed consolidated and combined statements of operations for the three and six months ended June 30, 2018 and 2017. References to the statements of cash flows refer to our condensed consolidated and combined statements of cash flows for the six months ended June 30, 2018 and 2017.

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The historical financial results for the Vornado Included Assets reflect charges for certain corporate costs allocated by the former parent which were based on either actual costs incurred or a proportion of costs estimated to be applicable to the Vornado Included Assets based on an analysis of key metrics, including total revenues. Such costs do not necessarily reflect what the actual costs would have been if JBG SMITH had been operating as a separate standalone public company. These charges are discussed further in Note 16 to the financial statements included herein.
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
Overview
We own and operate a portfolio of high-quality office and multifamily assets, many of which are amenitized with ancillary retail. Our portfolio reflects our longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area that have high barriers to entry and key urban amenities, including being within walking distance of a Metro station.
As of June 30, 2018, our Operating Portfolio consists of 67 operating assets comprising 48 office assets totaling over 13.7 million square feet (11.8 million square feet at our share), 15 multifamily assets totaling 6,307 units (4,523 units at our share) and four other assets totaling approximately 765,000 square feet (348,000 square feet at our share). Additionally, we have (i) eight assets under construction comprising three office assets totaling approximately 774,000 square feet (542,000 square feet at our share), four multifamily assets totaling 1,476 units (1,282 units at our share) and one other asset totaling approximately 41,100 square feet (4,100 square feet at our share); and (ii) 42 future development assets totaling approximately 20.7 million square feet (17.2 million square feet at our share) of estimated potential development density.
Key highlights of operating results for the three and six months ended June 30, 2018 included:

•
net income attributable to common shareholders of $20.6 million, or $0.17 per diluted common share, for the three months ended June 30, 2018 as compared to $11.3 million, or $0.11 per diluted common share, for the three months ended June 30, 2017. Net income attributable to common shareholders of $16.4 million, or $0.14 per diluted common share, for the six months ended June 30, 2018 as compared to $17.7 million, or $0.18 per diluted common share, for the six months ended June 30, 2017. Net income attributable to common shareholders for the three and six months ended June 30, 2018 included gains on the sale of real estate of $33.4 million and $33.9 million;

•
operating office portfolio leased and occupied percentages at our share of 87.4% and 86.0% as of June 30, 2018 compared to 87.8% and 87.0% as of March 31, 2018 and 88.0% and 87.2% as of December 31, 2017. The decreases are due in part to the movement of CEB Tower at Central Place into our recently delivered operating assets during the quarter. The in service operating office portfolio was 88.0% leased and 86.6% occupied as of June 30, 2018, compared to 87.9% leased and 87.0% occupied as of March 31, 2018;

•
operating multifamily portfolio leased and occupied percentages at our share of 95.9% and 92.6% as of June 30, 2018 compared to 96.1% and 94.2% as of March 31, 2018 and 95.6% and 93.8% as of December 31, 2017. The decreases are due in part to the movement of 1221 Van Street into our recently delivered operating assets during the quarter. The in service operating multifamily portfolio was 98.0% leased and 95.0% occupied as of June 30, 2018, compared to 96.1% leased and 94.2% occupied as of March 31, 2018;

•
the leasing of approximately 356,000 square feet, or 319,000 square feet at our share, at an initial rent (1) of $54.01 per square foot and a GAAP-basis weighted average rent per square foot (2) of $55.52 for the three months ended June 30, 2018, and the leasing of approximately 711,000 square feet, or 641,000 square feet at our share, at an initial rent (1) of $50.66 per square foot and a GAAP-basis weighted average rent per square foot (2) of $52.26 for the six months ended June 30, 2018; and

•
an increase in same store (3) net operating income of 6.2% to $70.2 million for the three months ended June 30, 2018 as compared to $66.1 million for the three months ended June 30, 2017, and an increase in same store (3) net operating income of 8.0% to $139.5 million for the six months ended June 30, 2018 as compared to $129.1 million for the six months ended June 30, 2017.

_________________

(1)	Represents the cash basis weighted average starting rent per square foot, which excludes free rent and periodic rent steps.

(2)	Represents the weighted average rent per square foot that is recognized over the term of the respective leases, including the effect of free rent and fixed escalations.

(3)
Includes the results of the properties that are owned, operated and in service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. Excludes the JBG Assets acquired in the Combination.

Additionally, investing and financing activity during the six months ended June 30, 2018 included:

•
the sale of Summit I and II, two office assets located in Reston, Virginia, including 700,000 square feet of estimated potential development density, for an aggregate gross sales price of $95.0 million, resulting in a gain on the sale of $6.2 million. In connection with the sale, we repaid the related $59.0 million mortgage payable outstanding;

•
the sale of the Bowen Building, an office building located in Washington, D.C., for a gross sales price of $140.0 million, resulting in a gain on the sale of $27.2 million. In connection with the sale, we repaid $115.0 million of the then outstanding balance on our revolving credit facility;

•
the closing of a real estate venture with Canadian Pension Plan Investment Board ("CPPIB") to develop and own 1900 N Street, an under-construction office asset in Washington, D.C. We contributed 1900 N Street, valued at $95.9 million, to the real estate venture, and CPPIB has committed to contribute approximately $101.0 million to the venture for a 45.0% interest, which will reduce our ownership interest from 100.0% at the real estate venture's formation to 55.0% as contributions are funded;

•
the investment of $10.1 million for a 16.67% interest in a real estate venture with CIM Group and Pacific Life Insurance Company, which purchased the 1,152-key Wardman Park hotel, located adjacent to the Woodley Park Metro Station in northwest Washington, D.C.;

•
a $50.0 million draw under our unsecured term loan maturing in January 2023 ("Tranche A-1 Term Loan"), in accordance with the delayed draw provisions of the credit facility, bringing the outstanding borrowings under the term loan facility to $100.0 million. Concurrent with the draw, we entered into an interest rate swap agreement to convert the variable interest rate to a fixed interest rate;

•	the aggregate borrowings under mortgages payable of $41.3 million related to construction draws;

•	the prepayment of mortgages payable with an aggregate principal balance of $162.5 million and recognized losses on the extinguishment of debt in conjunction with these repayments of $4.5 million;

•	the payment of dividends totaling $0.45 per common share that were declared in December 2017 and May 2018; and

•	the investment of $165.7 million in development costs, construction in progress and real estate additions.
Activity subsequent to June 30, 2018 included:

•
a $200.0 million borrowing under our unsecured term loan maturing in July 2024 ("Tranche A-2 Term Loan"), in accordance with the delayed draw provisions of the credit facility. We also repaid the outstanding revolving credit facility balance of $35.7 million;

•
the buyer's deposit became non-refundable in our agreement for the sale of Commerce Executive, a 394,000 square foot office asset located in Reston, Virginia, for $115.0 million, which had a net carrying value of $75.3 million as of June 30, 2018 and met the held for sale criteria subsequent to June 30, 2018;

•
our partner in the real estate venture that owns the Investment Building, a 401,000 square foot office building located in Washington, D.C., became obligated to acquire our 5.0% interest in the venture for $20.9 million, following their exercise of the buy-sell provisions of the venture agreement. As of June 30, 2018, our investment balance in the real estate venture was $9.2 million; and

•	the declaration of a quarterly dividend of $0.225 per common share, payable on August 27, 2018, to shareholders of record on August 14, 2018.

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
Results of Operations
Comparison of the Three Months Ended June 30, 2018 to June 30, 2017
The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended June 30, 2018 as compared to the same period in 2017:

	Three Months Ended June 30,
	2018	2017	% Change
	(In thousands)
Property rentals revenue	$125,240	$100,747	24.3%
Tenant reimbursements revenue	7,967	8,947	(11.0)%
Third-party real estate services revenue, including reimbursements	24,160	6,794	255.6%
Depreciation and amortization expense	48,117	31,993	50.4%
Property operating expense	30,416	23,955	27.0%
Real estate taxes expense	17,509	15,582	12.4%
General and administrative expense:
Corporate and other	12,651	11,552	9.5%
Third-party real estate services	21,189	4,486	372.3%
Share-based compensation related to Formation Transaction	9,097	—	*
Transaction and other costs	3,787	5,237	(27.7)%
Interest expense	18,027	14,586	23.6%
Gain on sale of real estate	33,396	—	*
Loss on extinguishment of debt	4,457	—	*
Reduction of gain on bargain purchase	7,606	—	*
______________
* Not meaningful.
Property rentals revenue increased by approximately $24.5 million, or 24.3%, to $125.2 million in 2018 from $100.7 million in 2017. The increase was primarily due to $24.8 million of revenue associated with the assets acquired in the Combination. This increase was partially offset by a decrease of $324,000 in revenue associated with the Vornado Included Assets, of which $1.5 million was due to the sale of the Bowen Building, partially offset by an increase in revenue across the remaining portfolio.
Tenant reimbursements revenue decreased by approximately $1.0 million, or 11.0%, to $8.0 million in 2018 from $8.9 million in 2017. The decrease was primarily due to a $2.2 million decrease in tax recoveries related to lower tax assessments and $579,000 related to the sale of the Bowen Building, partially offset by an increase of $1.8 million associated with the assets acquired in the Combination.
Third-party real estate services revenue, including reimbursements, increased by approximately $17.4 million, or 255.6%, to $24.2 million in 2018 from $6.8 million in 2017. The increase was primarily due to $17.8 million associated with the real estate services business acquired in the Combination, partially offset by lower payroll reimbursements related to third-party arrangements that were terminated during 2017 and early 2018.

Depreciation and amortization expense increased by approximately $16.1 million, or 50.4%, to $48.1 million for 2018 from $32.0 million in 2017. The increase was primarily due to depreciation and amortization expense associated with the assets acquired in the Combination.
Property operating expense increased by approximately $6.5 million, or 27.0%, to $30.4 million in 2018 from $24.0 million in 2017. The increase was primarily due to property operating expenses associated with the assets acquired in the Combination, partially offset by the sale of the Bowen Building.
Real estate tax expense increased by approximately $1.9 million, or 12.4%, to $17.5 million in 2018 from $15.6 million in 2017. The increase was primarily due to real estate tax expense of $3.6 million associated with the assets acquired in the Combination, partially offset by a decrease associated with the Vornado Included Assets due to decreased tax assessments and the sale of the Bowen Building.
General and administrative expense: corporate and other increased by approximately $1.1 million, or 9.5%, to $12.7 million for 2018 from $11.6 million in 2017. The increase was due to an increase in general and administrative expenses associated with the operations acquired in the Combination.
General and administrative expense: third-party real estate services increased by approximately $16.7 million, or 372.3%, to $21.2 million in 2018 from $4.5 million in 2017 primarily due to the real estate services business acquired in the Combination.
General and administrative expense: share-based compensation related to Formation Transaction of $9.1 million in 2018 consists of expense related to share-based compensation issued in connection with the Formation Transaction.
Transaction and other costs of $3.8 million in 2018 and $5.2 million in 2017 consist primarily of fees and expenses incurred in connection with the Formation Transaction, including amounts incurred for transition services provided by our former parent, integration costs and severance costs.
Interest expense increased by approximately $3.4 million, or 23.6%, to $18.0 million for 2018 from $14.6 million in 2017. The increase was primarily due to $4.5 million of interest expense associated with the assets acquired in the Combination, partially offset by the repayment of the mortgage associated with the Bowen Building and 2011 Crystal Drive.
Gain on the sale of real estate of $33.4 million is related to the sale of Summit I and II and the Bowen Building. See Note 3 to the financial statements for additional information.
Loss on extinguishment of debt of $4.5 million is related to our repayment of various mortgages payable during the period.
Reduction of gain on bargain purchase of $7.6 million is the result of finalizing our fair value estimates used in the purchase price allocation related to the Combination. We adjusted the fair value of assets acquired and liabilities assumed consisting of a decrease of $468,000 to investments in and advances to unconsolidated real estate ventures, an increase of $4.7 million to lease assumption liabilities and an increase of $2.4 million to other liabilities acquired.

Comparison of the Six Months Ended June 30, 2018 to June 30, 2017
The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the six months ended June 30, 2018 as compared to the same period in 2017:

	Six Months Ended June 30,
	2018	2017	% Change
	(In thousands)
Property rentals revenue	$251,891	$199,771	26.1%
Tenant reimbursements revenue	18,907	17,488	8.1%
Third-party real estate services revenue, including reimbursements	48,490	13,919	248.4%
Depreciation and amortization expense	97,277	65,775	47.9%
Property operating expense	61,277	47,736	28.4%
Real estate taxes expense	37,119	30,754	20.7%
General and administrative expense:
Corporate and other	25,362	24,944	1.7%
Third-party real estate services	43,798	9,184	376.9%
Share-based compensation related to Formation Transaction	18,525	—	*
Transaction and other costs	8,008	11,078	(27.7)%
Interest expense	37,284	28,504	30.8%
Gain on sale of real estate	33,851	—	*
Loss on extinguishment of debt	4,457	—	*
Reduction of gain on bargain purchase	7,606	—	*
______________
* Not meaningful.
Property rentals revenue increased by approximately $52.1 million, or 26.1%, to $251.9 million in 2018 from $199.8 million in 2017. The increase was primarily due to $51.1 million of revenue associated with the assets acquired in the Combination and an increase of $1.0 million in revenue associated with the Vornado Included Assets, primarily due to an increase in occupancy and associated rentals at The Bartlett, which was placed into service in the second quarter of 2016, partially offset by the sale of the Bowen Building.
Tenant reimbursements revenue increased by approximately $1.4 million, or 8.1%, to $18.9 million in 2018 from $17.5 million in 2017. The increase was primarily due to an increase of $4.1 million associated with the assets acquired in the Combination, partially offset by a decrease of $2.7 million associated with the Vornado Included Assets primarily due to lower tax assessments and the sale of the Bowen Building.
Third-party real estate services revenue, including reimbursements, increased by approximately $34.6 million, or 248.4%, to $48.5 million in 2018 from $13.9 million in 2017. The increase was primarily due to an increase of $37.0 million associated with the real estate services business acquired in the Combination, partially offset by lower payroll reimbursements related to third-party arrangements that were terminated during 2017 and early 2018.
Depreciation and amortization expense increased by approximately $31.5 million, or 47.9%, to $97.3 million for 2018 from $65.8 million in 2017. The increase was primarily due to depreciation and amortization expense associated with the assets acquired in the Combination.
Property operating expense increased by approximately $13.5 million, or 28.4%, to $61.3 million in 2018 from $47.7 million in 2017. The increase was primarily due to property operating expenses of $14.7 million associated with the assets acquired in the Combination, partially offset by a decrease of $1.2 million associated with the Vornado Included Assets due primarily to the sale of the Bowen Building and lower payroll expenses.
Real estate tax expense increased by approximately $6.4 million, or 20.7%, to $37.1 million in 2018 from $30.8 million in 2017. The increase was primarily due to real estate tax expense of $6.9 million associated with the assets acquired in the Combination, partially offset by a decrease associated with the Vornado Included Assets due to lower tax assessments and the sale of the Bowen Building.

General and administrative expense: corporate and other increased by approximately $418,000, or 1.7%, to $25.4 million for 2018 from $24.9 million in 2017. The decrease was due to lower corporate overhead costs in the 2018 period compared to the amount allocated and recorded in the 2017 period, partially offset by an increase in general and administrative expenses associated with the operations acquired in the Combination.
General and administrative expense: third-party real estate services increased by approximately $34.6 million, or 376.9%, to $43.8 million in 2018 from $9.2 million in 2017 primarily due to the real estate services business acquired in the Combination.
General and administrative expense: share-based compensation related to Formation Transaction of $18.5 million in 2018 consists of expense related to share-based compensation issued in connection with the Formation Transaction.
Transaction and other costs of $8.0 million in 2018 and $11.1 million in 2017 consist primarily of fees and expenses incurred in connection with the Formation Transaction, including amounts incurred for transition services provided by our former parent, integration costs and severance costs.
Interest expense increased by approximately $8.8 million, or 30.8%, to $37.3 million for 2018 from $28.5 million in 2017. The increase was primarily due to $10.5 million of interest expense associated with the assets acquired in the Combination and the financing of 1235 South Clark Street, partially offset by the repayment of the mortgages associated with 2011 Crystal Drive and the Bowen Building.
Gain on the sale of real estate of $33.9 million is primarily related to the sale of Summit I and II and the Bowen Building. See Note 3 to the financial statements for additional information.
Loss on extinguishment of debt of $4.5 million is related to our repayment of various mortgages payable during the period.
Reduction of gain on bargain purchase of $7.6 million is the result of finalizing our fair value estimates used in the purchase price allocation related to the Combination. We adjusted the fair value of assets acquired and liabilities assumed consisting of a decrease of $468,000 to investments in and advances to unconsolidated real estate ventures, an increase of $4.7 million to lease assumption liabilities and an increase of $2.4 million to other liabilities acquired.

Net Operating Income ("NOI") and Same Store NOI
We utilize NOI, which is a non-GAAP financial measure, to assess a segment’s performance. The most directly comparable GAAP measure is net income attributable to common shareholders. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only property related revenue (which includes base rent, tenant reimbursements and other operating revenue) less operating expense, before deferred rent and related party management fees. Management uses NOI as a supplemental performance measure for our assets and believes it provides useful information to investors because it reflects only those revenue and expense items that are incurred at the asset level, excluding non-cash items. In addition, NOI is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. However, because NOI excludes depreciation and amortization and captures neither the changes in the value of our assets that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our assets, all of which have real economic effect and could materially impact the financial performance of our assets, the utility of NOI as a measure of the operating performance of our assets is limited. NOI presented by us may not be comparable to NOI reported by other REITs that define these measures differently. We believe that to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income attributable to common shareholders as presented in our financial statements. NOI should not be considered as an alternative to net income attributable to common shareholders as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.

We also provide certain information on a "same store" basis. Information provided on a same store basis includes the results of properties that are owned, operated and in service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property operating income. A development property or property under construction is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

For the three and six months ended June 30, 2018, all of the JBG Assets and two Vornado Included Assets (The Bartlett and 1800 South Bell Street) were not included in the same store comparison as they were not in service during portions of the periods being compared. Additionally, the Bowen Building was excluded because it was sold during the period.

Same store NOI increased by $4.1 million, or 6.2%, and $10.4 million, or 8.0%, for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017. The increase in same store NOI was largely attributable to a reduction in real estate tax expense resulting from real estate tax refunds and reduced assessments, and the expiration of payments associated with the assumption of lease liabilities.

The following table reflects the reconciliation of net income attributable to common shareholders to NOI and same store NOI for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income attributable to common shareholders	$20,574	$11,341	$16,384	$17,659
Add:
Depreciation and amortization expense	48,117	31,993	97,277	65,775
General and administrative expense:
Corporate and other	12,651	11,552	25,362	24,944
Third-party real estate services	21,189	4,486	43,798	9,184
Share-based compensation related to Formation Transaction	9,097	—	18,525	—
Transaction and other costs	3,787	5,237	8,008	11,078
Interest expense	18,027	14,586	37,284	28,504
Loss on extinguishment of debt	4,457	—	4,457	—
Reduction of gain on bargain purchase	7,606	—	7,606	—
Income tax expense (benefit)	313	363	(595)	717
Net income attributable to redeemable noncontrolling interests	3,574	—	2,980	—
Less:
Third-party real estate services, including reimbursements	24,160	6,794	48,490	13,919
Other income	2,080	1,532	3,196	3,114
Income from unconsolidated real estate ventures, net	3,836	105	1,934	314
Interest and other income, net	513	970	1,086	1,745
Gain on sale of real estate	33,396	—	33,851	—
Net loss attributable to noncontrolling interests	125	—	127	—
Consolidated NOI	85,282	70,157	172,402	138,769
NOI attributable to consolidated JBG Assets (1)	—	11,345	—	22,395
Proportionate NOI attributable to unconsolidated JBG Assets (1)	—	4,141	—	7,856
Proportionate NOI attributable to unconsolidated real estate ventures	9,011	3,157	18,227	5,358
Non-cash rent adjustments (2)	(1,237)	(2,080)	(2,333)	(6,097)
Other adjustments (3)	1,579	(59)	2,786	1,005
Total adjustments	9,353	16,504	18,680	30,517
NOI	94,635	86,661	191,082	169,286
Non-same store NOI (4)	24,449	20,551	51,578	40,162
Same store NOI (5)	$70,186	$66,110	$139,504	$129,124

Growth in same store NOI	6.2%		8.0%
Number of properties	35		35

___________________________________________________

(1)	Includes financial information for the JBG Assets as if the Combination had been completed as of the beginning of the period presented.

(2)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.

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

With respect to the third-party real estate services business, the CODM reviews revenues streams generated by this segment ("Third-party real estate services, including reimbursements"), as well as the expenses attributable to the segment ("General and administrative: third-party real estate services"), which are disclosed separately in the statements of operations and discussed in the preceding pages under "Results of Operations.” The following presents a reconciliation of revenue from our third-party asset management and real estate services business, excluding reimbursements and service revenue, to "Third-party real estate services revenue, including reimbursements":

	Three Months Ended	Six Months Ended
	June 30, 2018
	(In thousands)
Property management fees	$6,030	$12,418
Asset management fees	3,733	7,568
Leasing fees	1,402	3,298
Development fees	2,412	4,231
Construction management fees	901	1,486
Other service revenue	644	1,698
Third-party real estate services revenue, excluding reimbursements and service revenue	15,122	30,699
Reimbursements and service revenue	9,038	17,791
Third-party real estate services revenue, including reimbursements	$24,160	$48,490

Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party real estate services operating results are excluded from the NOI data below.

Rental revenue is calculated as property rentals plus tenant reimbursements. Rental expense is calculated as property operating expenses plus real estate taxes. NOI is calculated as rental revenue less rental expense. See Note 14 to the financial statements for the reconciliation of net income attributable to common shareholders to consolidated NOI for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Rental revenue:
Office	$103,855	$86,186	$214,244	$172,741
Multifamily	26,901	21,107	52,692	40,856
Other	2,710	3,227	4,360	5,324
Eliminations of intersegment activity	(259)	(826)	(498)	(1,662)
Total rental revenue	133,207	109,694	270,798	217,259

Rental expense:
Office	38,615	34,295	81,546	67,529
Multifamily	11,145	7,396	21,737	14,942
Other	3,638	1,263	5,841	2,763
Eliminations of intersegment activity	(5,473)	(3,417)	(10,728)	(6,744)
Total rental expense	47,925	39,537	98,396	78,490

Consolidated NOI:
Office	65,240	51,891	132,698	105,212
Multifamily	15,756	13,711	30,955	25,914
Other	(928)	1,964	(1,481)	2,561
Eliminations of intersegment activity	5,214	2,591	10,230	5,082
Consolidated NOI	$85,282	$70,157	$172,402	$138,769
Comparison of the Three Months Ended June 30, 2018 to June 30, 2017
Office: Rental revenue increased by $17.7 million, or 20.5%, to $103.9 million in 2018 from $86.2 million in 2017. Consolidated NOI increased by $13.3 million, or 25.7%, to $65.2 million in 2018 from $51.9 million in 2017. The increase in rental revenue and consolidated NOI is primarily due to revenue associated with assets acquired in the Combination and higher rents due to rent commencements at 241 18th Street South, 1215 South Clark Street and 1225 South Clark Street, partially offset by a decrease in occupancy at 2345 Crystal Drive.
Multifamily: Rental revenue increased by $5.8 million, or 27.5%, to $26.9 million in 2018 from $21.1 million in 2017. Consolidated NOI increased by $2.0 million, or 14.9%, to $15.8 million in 2018 from $13.7 million in 2017. The increase in rental revenue and consolidated NOI is primarily due to the assets acquired in the Combination and an increase in occupancy and associated rentals at The Bartlett, which was placed into service in the second quarter of 2016.
Other: Rental revenue decreased by $517,000, or 16.0%, to $2.7 million in 2018 from $3.2 million in 2017. Consolidated NOI decreased by $2.9 million to a loss of $0.9 million in 2018 from $2.0 million of income in 2017 due to expenses associated with land assets acquired in the Combination and 501 15th Street being taken out of service.
Comparison of the Six Months Ended June 30, 2018 to June 30, 2017
Office: Rental revenue increased by $41.5 million, or 24.0%, to $214.2 million in 2018 from $172.7 million in 2017. Consolidated NOI increased by $27.5 million, or 26.1%, to $132.7 million in 2018 from $105.2 million in 2017. The increase in rental revenue and consolidated NOI is primarily due to revenue associated with assets acquired in the Combination and higher rents due to rent commencements at 241 18th Street South and 1225 South Clark Street, partially offset by a decrease in occupancy at 2345 Crystal Drive.
Multifamily: Rental revenue increased by $11.8 million, or 29.0%, to $52.7 million in 2018 from $40.9 million in 2017. Consolidated NOI increased by $5.0 million, or 19.5%, to $31.0 million in 2018 from $25.9 million in 2017. The increase in rental revenue and consolidated NOI is primarily due to the assets acquired in the Combination and an increase in occupancy and associated rentals at The Bartlett, which was placed into service in the second quarter of 2016.
Other: Rental revenue decreased by $1.0 million, or 18.1%, to $4.4 million in 2018 from $5.3 million in 2017. Consolidated NOI decreased by $4.0 million to a loss of $1.5 million in 2018 from $2.6 million of income in 2017 due to expenses associated with land assets acquired in the Combination and 501 15th Street being taken out of service.

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
Financing Activities
The following is a summary of mortgages payable:

	Weighted Average Effective Interest Rate (1)	June 30, 2018	December 31, 2017
		(In thousands)
Variable rate (2)	3.94%	$266,615	$498,253
Fixed rate (3)	4.15%	1,644,111	1,537,706
Mortgages payable		1,910,726	2,035,959
Unamortized deferred financing costs and premium/ discount, net		(4,324)	(10,267)
Mortgages payable, net		$1,906,402	$2,025,692
__________________________

(1)	Weighted average effective interest rate as of June 30, 2018.

(2)	Includes variable rate mortgages payable with interest rate cap agreements.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
As of June 30, 2018, the net carrying value of real estate collateralizing our mortgages payable totaled $2.5 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain of our mortgage loans are recourse to us.
During the six months ended June 30, 2018, aggregate borrowings under mortgages payable totaled $41.3 million related to construction draws. We repaid mortgages payable with an aggregate principal balance of $162.5 million and recognized losses on the extinguishment of debt in conjunction with these repayments of $4.5 million for the three and six months ended June 30, 2018.
As of June 30, 2018 and December 31, 2017, we had various interest rate swap and cap agreements with an aggregate notional value of $1.3 billion and $1.4 billion on certain of our mortgages payable, which mature on various dates concurrent with the maturity of the related mortgages payable. During the six months ended June 30, 2018, we entered into various interest rate swap and cap agreements on certain of our mortgages payable with an aggregate notional value of $374.2 million.
Our $1.4 billion credit facility, consists of a $1.0 billion revolving credit facility maturing in July 2021, with two six-month extension options, a Tranche A-1 Term Loan, a delayed draw $200.0 million unsecured term loan maturing in January 2023, and a Tranche A-2 Term Loan, a delayed draw $200.0 million unsecured term loan maturing in July 2024.
In January 2018, we drew $50.0 million under the Tranche A-1 Term Loan in accordance with the delayed draw provisions of the credit facility, bringing the outstanding borrowings under the term loan facility to $100.0 million. Concurrent with the draw, we entered into an interest rate swap agreement to convert the variable interest rate to a fixed interest rate. As of June 30, 2018 and December 31, 2017, we had interest rate swaps with an aggregate notional value of $100.0 million and $50.0 million to convert the variable interest rate applicable to our Tranche A-1 Term Loan to a fixed interest rate, providing weighted average base interest rates under the facility agreement of 2.12% and 1.97% per annum. The interest rate swaps mature in January 2023, concurrent with the maturity of our Tranche A-1 Term Loan.

The following is a summary of amounts outstanding under the credit facility:

	Interest Rate (1)	June 30, 2018	December 31, 2017
		(In thousands)
Revolving credit facility (2) (3) (4)	3.19%	$35,729	$115,751

Tranche A-1 Term Loan	3.32%	$100,000	$50,000
Unamortized deferred financing costs, net		(3,167)	(3,463)
Unsecured term loan, net		$96,833	$46,537
__________________________

(1)	Interest rate as of June 30, 2018.

(2)	As of June 30, 2018 and December 31, 2017, letters of credit with an aggregate face amount of $5.7 million for both periods were provided under our revolving credit facility.

(3)	As of June 30, 2018 and December 31, 2017, net deferred financing costs related to our revolving credit facility totaling $5.8 million and $6.7 million were included in "Other assets, net."

(4)
In May 2018, in connection with the sale of the Bowen Building, we repaid $115.0 million of the outstanding balance on our revolving credit facility. See Note 3 to the financial statements for additional information.

In July 2018, we borrowed $200.0 million under the Tranche A-2 Term Loan, in accordance with the delayed draw provisions of the credit facility. We also repaid the outstanding revolving credit facility balance of $35.7 million.
In July 2018, we entered into an equity distribution agreement with various financial institutions relating to the issuance of up to $200.0 million of our common shares from time to time. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, which may include paying down our indebtedness and funding our under construction assets and future development opportunities.

In July 2018, we commenced a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market.
Long-term Liquidity Requirements
Our long-term capital requirements consist primarily of maturities under our credit facility and mortgage loans, construction commitments for development and redevelopment projects and costs related to growing our business, including acquisitions. We intend to fund these requirements through a combination of sources including available cash, debt proceeds, proceeds from asset recapitalizations and sales and other financing sources, including issuances of equity.
Contractual Obligations and Commitments

During the six months ended June 30, 2018, there were no material changes to the contractual obligation information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2017. The only significant change was a $155.3 million decrease in outstanding debt. In July 2018, we borrowed $200.0 million under the Tranche A-2 Term Loan, in accordance with the delayed draw provisions of the credit facility.
As of June 30, 2018, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $48.6 million, which we anticipate will be primarily expended over the next two to three years.
In August 2018, our Board of Trustees declared a quarterly dividend of $0.225 per common share.

Summary of Cash Flows
The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Six Months Ended June 30,
	2018	2017	Change
	(In thousands)
Net cash provided by operating activities	$93,545	$72,658	$20,887
Net cash provided by (used in) investing activities	51,296	(56,157)	107,453
Net cash (used in) provided by financing activities	(221,710)	235,584	(457,294)
Cash Flows for the Six Months Ended June 30, 2018
Cash and cash equivalents and restricted cash decreased $76.9 million to $261.7 million as of June 30, 2018 compared to $338.6 million as of December 31, 2017. This decrease resulted from $221.7 million of net cash used in financing activities, partially offset by $93.5 million of net cash provided by operating activities and $51.3 million of net cash provided by investing activities. Our outstanding debt was $2.0 billion as of June 30, 2018 compared to $2.2 billion as of December 31, 2017. The $155.3 million decrease in outstanding debt is primarily from repayments of mortgages payable and our revolving credit facility, partially offset by an additional draw under the Tranche A-1 Term Loan, and borrowings under mortgages payable and our revolving credit facility.
Net cash provided by operating activities of $93.5 million primarily comprised: (i) $120.0 million of net income (before $134.6 million of non-cash items and a $33.9 million gain on sale of real estate) and (ii) $5.2 million of return on capital from unconsolidated real estate ventures, partially offset by $31.6 million of net change in operating assets and liabilities. Non-cash income adjustments of $134.6 million primarily include depreciation and amortization, share-based compensation expense, deferred rent, net income from unconsolidated real estate ventures and other non-cash items.
Net cash provided by investing activities of $51.3 million primarily comprised: (i) $232.9 million of proceeds from sale of real estate, partially offset by (ii) $165.7 million of development costs, construction in progress and real estate additions and (iii) $16.2 million of investments in and advances to unconsolidated real estate ventures.
Net cash used in financing activities of $221.7 million primarily comprised: (i) $170.0 million repayment of mortgages payable, (ii) $115.0 million repayment of our revolving credit facility, (iii) $53.1 million of dividends paid to common shareholders and (iv) $9.2 million of distributions to redeemable noncontrolling interests, partially offset by (v) $50.0 million of proceeds from borrowings under our unsecured term loan, (vi) $41.3 million of aggregate proceeds from borrowings under mortgages payable and (vii) $35.0 million borrowings under our revolving credit facility.
Cash Flows for the Six Months Ended June 30, 2017
Cash and cash equivalents and restricted cash were $284.3 million as of June 30, 2017 compared to $32.3 million as of December 31, 2016, an increase of $252.1 million. This increase resulted from $72.7 million of net cash provided by operating activities and $235.6 million of net cash provided by financing activities, partially offset by $56.2 million of net cash used in investing activities.
Net cash provided by operating activities of $72.7 million primarily comprised: (i) $80.8 million of net income (before $63.1 million of non-cash items), partially offset by (ii) $8.8 million of net change in operating assets and liabilities. Non-cash income adjustments of $63.1 million primarily include depreciation and amortization, deferred rent, amortization of lease incentives, share-based compensation expense and other non-cash items.
Net cash used in investing activities of $56.2 million primarily comprised: (i) $54.7 million of development costs, construction in progress and real estate additions and (ii) $1.4 million of other investments.
Net cash provided by financing activities of $235.6 million primarily comprised: (i) $220.0 million of proceeds from borrowings under mortgages payable, (ii) $21.2 million of net contributions from our former parent and (iii) $4.0 million of proceeds from borrowings from our former parent, partially offset by (iv) $6.7 million repayment of mortgages payable and (v) $2.9 million of debt issuance costs.

Off-Balance Sheet Arrangements
Unconsolidated Real Estate Ventures
We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.
As of June 30, 2018, we have investments in and advances to unconsolidated real estate ventures totaling $368.3 million. For the majority of these investments, we exercise significant influence over, but do not control these entities and therefore account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.
From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (1) guarantee portions of the principal, interest and other amounts in connection with their borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with their borrowings and (3) provide guarantees to lenders and other third parties for the completion of development projects. We customarily have agreements with our outside partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. Amounts that may be required to be paid in future periods in relation to budget overruns or operating losses that are also included in some of our guarantees are not estimable. Guarantees (excluding environmental) terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. At times, we have agreements with our outside partners whereby we agree to reimburse our partner for their share of any payments made by them under certain guarantees. As of June 30, 2018, there were no principal payment guarantees for our unconsolidated real estate ventures.
As of June 30, 2018, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $48.6 million, which we anticipate will be primarily expended over the next two to three years.
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
Construction Commitments
As of June 30, 2018, we have construction in progress that will require an additional $461.0 million to complete ($362.9 million related to our consolidated entities and $98.1 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, and available cash.

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

	June 30, 2018			December 31, 2017
		Weighted Average Effective Interest Rate	Effect of 1% Change in Base Rates		Weighted Average Effective Interest Rate
	Balance			Balance
Debt (contractual balances):	(Dollars in thousands)
Mortgages payable
Variable rate (1)	$266,615	3.94%	$2,703	$498,253	3.62%
Fixed rate (2)	1,644,111	4.15%	—	1,537,706	4.25%
	$1,910,726		$2,703	$2,035,959
Credit facility (variable rate):
Revolving credit facility	$35,729	3.19%	$362	$115,751	2.66%
Tranche A-1 Term Loan (3)	100,000	3.32%	—	50,000	3.17%
Pro rata share of debt of unconsolidated entities (contractual balances):
Variable rate (1)	$148,343	5.57%	$1,504	$158,154	4.40%
Fixed rate (2)	293,125	4.08%	—	238,138	3.79%
	$441,468		$1,504	$396,292
________________

(1)	Includes variable rate mortgages payable with interest rate cap agreements.

(2)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

(3)	As of June 30, 2018 and December 31, 2017, the outstanding balance was fixed by interest rate swap agreements.

The fair value of our debt is calculated by discounting the future contractual cash flows of these instruments using current risk‑adjusted rates available to borrowers with similar credit profiles based on market sources. As of June 30, 2018 and December 31, 2017, the estimated fair value of our consolidated debt was $2.1 billion and $2.2 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.
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
As of June 30, 2018, we had interest rate swap and cap agreements with an aggregate notional value of $749.4 million. As of June 30, 2018, the fair value of our interest rate swaps and caps consisted of assets totaling $17.6 million included in "Other assets, net" in our balance sheet, and liabilities totaling $1.3 million included in "Other liabilities, net" in our balance sheet.
Derivative Financial Instruments Not Designated as Hedges - Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are considered economic hedges, but not designated as accounting hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains are recorded in "Interest expense" in the statements of operations in the period in which the change occurs. As of June 30, 2018, we had various interest rate swap and cap agreements with an aggregate notional value of $638.7 million. As of June 30, 2018, the fair value of our interest rate swaps and caps not designated as hedges consisted of assets totaling $6.4 million included in "Other assets, net" in our balance sheet.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

JBG SMITH Properties

Date:	August 9, 2018	/s/ Stephen W. Theriot
Stephen W. Theriot
Chief Financial Officer
(Principal Financial and Accounting Officer)