Form 10-Q
period 2018-09-30
JBG SMITH Properties
filed 2018-11-07
CIK 1689796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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

As of November 1, 2018, JBG SMITH Properties had 120,917,269 common shares outstanding.

JBG SMITH PROPERTIES
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2018

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	Page
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2018 and December 31, 2017	3
	Condensed Consolidated and Combined Statements of Operations (unaudited) for the three and nine months ended September 30, 2018 and 2017	4
	Condensed Consolidated and Combined Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2018 and 2017	5
	Condensed Consolidated and Combined Statements of Equity (unaudited) for the nine months ended September 30, 2018 and 2017	6
	Condensed Consolidated and Combined Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and 2017	7
	Notes to Condensed Consolidated and Combined Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4.	Controls and Procedures	47

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	49
Signatures		50

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES Condensed Consolidated Balance Sheets (Unaudited) (In thousands, except par value amounts)

	September 30, 2018	December 31, 2017
ASSETS
Real estate, at cost:
Land and improvements	$1,366,154	$1,368,294
Buildings and improvements	3,678,335	3,670,268
Construction in progress, including land	649,056	978,942
	5,693,545	6,017,504
Less accumulated depreciation	(1,020,596)	(1,011,330)
Real estate, net	4,672,949	5,006,174
Cash and cash equivalents	253,148	316,676
Restricted cash	127,061	21,881
Tenant and other receivables, net	40,409	46,734
Deferred rent receivable, net	137,200	146,315
Investments in and advances to unconsolidated real estate ventures	361,014	261,811
Other assets, net	281,958	263,923
Assets held for sale	137,455	8,293
TOTAL ASSETS	$6,011,194	$6,071,807

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgages payable, net	$1,769,938	$2,025,692
Revolving credit facility	—	115,751
Unsecured term loans, net	296,981	46,537
Accounts payable and accrued expenses	147,211	138,607
Other liabilities, net	119,552	161,277
Liabilities related to assets held for sale	45,657	—
Total liabilities	2,379,339	2,487,864
Commitments and contingencies
Redeemable noncontrolling interests	562,318	609,129
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized, none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 120,917 and 117,955 shares issued and outstanding as of September 30, 2018 and December 31, 2017	1,210	1,180
Additional paid-in capital	3,150,899	3,063,625
Accumulated deficit	(110,219)	(95,809)
Accumulated other comprehensive income	24,132	1,612
Total shareholders' equity of JBG SMITH Properties	3,066,022	2,970,608
Noncontrolling interests in consolidated subsidiaries	3,515	4,206
Total equity	3,069,537	2,974,814
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,011,194	$6,071,807

See accompanying notes to the condensed consolidated and combined financial statements (unaudited).

JBG SMITH PROPERTIES Condensed Consolidated and Combined Statements of Operations (Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE
Property rentals	$123,203	$116,458	$375,094	$316,899
Tenant reimbursements	9,744	9,593	28,651	27,161
Third-party real estate services, including reimbursements	23,788	25,141	72,278	38,881
Other income	1,708	1,158	4,904	3,701
Total revenue	158,443	152,350	480,927	386,642
EXPENSES
Depreciation and amortization	46,603	43,951	143,880	109,726
Property operating	34,167	29,634	95,462	77,341
Real estate taxes	16,905	17,194	54,024	47,978
General and administrative:
Corporate and other	12,415	10,593	37,759	35,536
Third-party real estate services	20,754	21,178	64,552	30,362
Share-based compensation related to Formation Transaction	8,387	14,445	26,912	14,445
Transaction and other costs	4,126	104,095	12,134	115,173
Total operating expenses	143,357	241,090	434,723	430,561
OPERATING INCOME (LOSS)	15,086	(88,740)	46,204	(43,919)
Income (loss) from unconsolidated real estate ventures, net	13,484	(1,679)	15,418	(1,365)
Interest and other income (loss), net	4,091	(379)	5,177	1,366
Interest expense	(18,979)	(15,309)	(56,263)	(43,813)
Gain on sale of real estate	11,938	—	45,789	—
Loss on extinguishment of debt	(79)	(689)	(4,536)	(689)
Gain (reduction of gain) on bargain purchase	—	27,771	(7,606)	27,771
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	25,541	(79,025)	44,183	(60,649)
Income tax benefit	841	1,034	1,436	317
NET INCOME (LOSS)	26,382	(77,991)	45,619	(60,332)
Net (income) loss attributable to redeemable noncontrolling interests	(3,552)	8,160	(6,532)	2,481
Net loss attributable to noncontrolling interests	—	—	127	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$22,830	$(69,831)	$39,214	$(57,851)
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.19	$(0.61)	$0.33	$(0.55)
Diluted	$0.19	$(0.61)	$0.33	$(0.55)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	119,835	114,744	118,588	105,347
Diluted	119,835	114,744	118,588	105,347

See accompanying notes to the condensed consolidated and combined financial statements (unaudited).

JBG SMITH PROPERTIES Condensed Consolidated and Combined Statements of Comprehensive Income (Loss) (Unaudited) (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET INCOME (LOSS)	$26,382	$(77,991)	$45,619	$(60,332)
OTHER COMPREHENSIVE INCOME:
Change in fair value of derivative financial instruments	5,142	—	24,453	—
Reclassification of net loss on derivative financial instruments from accumulated other comprehensive income into interest expense	24	—	1,473	—
Other comprehensive income	5,166	—	25,926	—
COMPREHENSIVE INCOME (LOSS)	31,548	(77,991)	71,545	(60,332)
Net (income) loss attributable to redeemable noncontrolling interests	(3,552)	8,160	(6,532)	2,481
Other comprehensive income attributable to redeemable noncontrolling interests	(696)	—	(3,406)	—
Net loss attributable to noncontrolling interests	—	—	127	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JBG SMITH PROPERTIES	$27,300	$(69,831)	$61,734	$(57,851)

See accompanying notes to the condensed consolidated and combined financial statements (unaudited).

JBG SMITH PROPERTIES
Condensed Consolidated and Combined Statements of Equity
(Unaudited)
(In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Former Parent Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount
BALANCE AS OF JANUARY 1, 2018	117,955	$1,180	$3,063,625	$(95,809)	$1,612	$—	$4,206	$2,974,814
Net income (loss) attributable to common shareholders and noncontrolling interests	—	—	—	39,214	—	—	(127)	39,087
Conversion of common limited partnership units to common shares	2,962	30	109,092	—	—	—	—	109,122
Dividends declared on common shares ($0.45 per common share)	—	—	—	(53,624)	—	—	—	(53,624)
Distributions to noncontrolling interests	—	—	—	—	—	—	(814)	(814)
Contributions from noncontrolling interests	—	—	—	—	—	—	250	250
Redeemable noncontrolling interests redemption value adjustment and other comprehensive income allocation	—	—	(21,346)	—	(3,406)	—	—	(24,752)
Other comprehensive income	—	—	—	—	25,926	—	—	25,926
Other	—	—	(472)	—	—	—	—	(472)
BALANCE AS OF SEPTEMBER 30, 2018	120,917	$1,210	$3,150,899	$(110,219)	$24,132	$—	$3,515	$3,069,537

BALANCE AS OF JANUARY 1, 2017	—	$—	$—	$—	$—	$2,121,689	$295	$2,121,984
Net loss attributable to common shareholders	—	—	—	(28,827)	—	(29,024)	—	(57,851)
Deferred compensation shares and options, net	—	—	—	—	—	1,526	—	1,526
Contributions from former parent, net	—	—	—	—	—	334,843	—	334,843
Issuance of common limited partnership units at the Separation	—	—	—	—	—	(96,632)	—	(96,632)
Issuance of common shares at the Separation	94,736	947	2,331,455	—	—	(2,332,402)	—	—
Issuance of common shares in connection with the Combination	23,221	233	864,685	—	—	—	—	864,918
Noncontrolling interests acquired in connection with the Combination	—	—	—	—	—	—	3,987	3,987
Distributions to noncontrolling interests	—	—	—	—	—	—	(14)	(14)
Contributions from noncontrolling interests	—	—	—	—	—	—	134	134
Redeemable noncontrolling interests redemption value adjustment and other comprehensive income allocation	—	—	(97,084)	—	—	—	—	(97,084)
BALANCE AS OF SEPTEMBER 30, 2017	117,957	$1,180	$3,099,056	$(28,827)	$—	$—	$4,402	$3,075,811

See accompanying notes to the condensed consolidated and combined financial statements (unaudited).

JBG SMITH PROPERTIES Condensed Consolidated and Combined Statements of Cash Flows (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$45,619	$(60,332)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	39,690	17,164
Depreciation and amortization, including amortization of debt issuance costs	146,958	111,684
Deferred rent	(7,880)	(9,249)
(Income) loss from unconsolidated real estate ventures, net	(15,418)	1,365
Amortization of above- and below-market lease intangibles, net	(58)	(872)
Amortization of lease incentives	3,646	2,492
Return on capital from unconsolidated real estate ventures	6,820	1,149
Reduction of gain (gain) on bargain purchase	7,606	(27,771)
Loss on extinguishment of debt	4,536	689
Gain on sale of real estate	(45,789)	—
Unrealized gain on interest rate swaps and caps	(1,264)	(467)
Bad debt expense	2,591	1,808
Other non-cash items	1,499	3,974
Changes in operating assets and liabilities:
Tenant and other receivables	2,167	(3,617)
Other assets, net	(18,637)	(32,884)
Accounts payable and accrued expenses	(23,875)	19,077
Other liabilities, net	(11,550)	(817)
Net cash provided by operating activities	136,661	23,393
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(260,396)	(115,922)
Cash and restricted cash received in connection with the Combination, net	—	97,402
Proceeds from sale of real estate	346,149	—
Acquisition of interests in unconsolidated real estate ventures, net of cash acquired	(386)	—
Distributions of capital from unconsolidated real estate ventures	2,240	—
Distribution of capital from sale of interest in an unconsolidated real estate venture	24,602	—
Investments in and advances to unconsolidated real estate ventures	(22,663)	(1,441)
Repayment of notes receivable	—	50,934
Other investments	(665)	(3,531)
Proceeds from repayment of receivable from former parent	—	75,000
Net cash provided by investing activities	88,881	102,442
FINANCING ACTIVITIES:
Contributions from former parent, net	—	160,203
Acquisition of interest in consolidated real estate venture	(548)	—
Repayment of borrowings from former parent	—	(115,630)
Proceeds from borrowings from former parent	—	4,000
Capital lease payments	(82)	(17,776)
Borrowings under mortgages payable	43,823	242,018
Borrowings under revolving credit facility	35,000	115,751
Borrowings under unsecured term loans	250,000	50,000
Repayments of mortgages payable	(267,285)	(192,681)
Repayments of revolving credit facility	(150,751)	—
Debt issuance costs	(372)	(18,686)
Dividends paid to common shareholders	(80,166)	—
Distributions to redeemable noncontrolling interests	(13,320)	—
Contributions from noncontrolling interests	250	134
Distributions to noncontrolling interests	(439)	(14)
Net cash (used in) provided by financing activities	(183,890)	227,319
Net increase in cash and cash equivalents and restricted cash	41,652	353,154
Cash and cash equivalents and restricted cash as of the beginning of the period	338,557	32,263
Cash and cash equivalents and restricted cash as of the end of the period	$380,209	$385,417

JBG SMITH PROPERTIES Consolidated and Combined Statements of Cash Flows (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2018	2017

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AS OF END OF THE PERIOD:
Cash and cash equivalents	$253,148	$367,896
Restricted cash	127,061	17,521
Cash and cash equivalents and restricted cash	$380,209	$385,417

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $14,863 and $2,285 in 2018 and 2017)	$48,835	$45,354
Accrued capital expenditures included in accounts payable and accrued expenses	78,910	17,633
Write-off of fully depreciated assets	23,049	24,909
Deferred interest on mortgages payable	3,216	—
Cash receipts from (payments for) income taxes	114	(3,681)
Deconsolidation of 1900 N Street	95,923	—
Conversion of common limited partnership units to common shares	109,208	—
Non-cash transactions related to the Formation Transaction:
Issuance of common limited partnership units at the Separation	—	96,632
Issuance of common shares at the Separation	—	2,332,402
Issuance of common shares in connection with the Combination	—	864,918
Issuance of common limited partnership units in connection with the Combination	—	359,967
Contribution from former parent in connection with the Separation	—	174,639

See accompanying notes to the condensed consolidated and combined financial statements (unaudited).

JBG SMITH PROPERTIES
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

1.    Organization and Basis of Presentation
Organization

JBG SMITH Properties ("JBG SMITH") was organized by Vornado Realty Trust ("Vornado" or "former parent") as a Maryland real estate investment trust ("REIT") on October 27, 2016 (capitalized on November 22, 2016). JBG SMITH was formed for the purpose of receiving, via the spin-off on July 17, 2017 (the "Separation"), substantially all of the assets and liabilities of Vornado’s Washington, D.C. segment, which operated as Vornado / Charles E. Smith, (the "Vornado Included Assets"). On July 18, 2017, JBG SMITH acquired the management business and certain assets and liabilities (the "JBG Assets") of The JBG Companies ("JBG") (the "Combination"). The Separation and the Combination are collectively referred to as the "Formation Transaction." Unless the context otherwise requires, all references to "we," "us," and "our," refer to the Vornado Included Assets (our predecessor and accounting acquirer) for periods prior to the Separation and to JBG SMITH for periods after the Separation. References to "our share" refers to our ownership percentage of consolidated and unconsolidated assets in real estate ventures. Substantially all of our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of September 30, 2018, we, as its sole general partner, controlled JBG SMITH LP and owned 87.8% of its common limited partnership units ("OP Units").

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
As of September 30, 2018, our Operating Portfolio consists of 65 operating assets comprising 46 office assets totaling approximately 13.0 million square feet (11.5 million square feet at our share), 15 multifamily assets totaling 6,307 units (4,523 units at our share) and four other assets totaling approximately 806,000 square feet (352,000 square feet at our share). Additionally, we have (i) seven assets under construction comprising three office assets totaling approximately 778,000 square feet (546,000 square feet at our share) and four multifamily assets totaling 1,476 units (1,284 units at our share); and (ii) 43 future development assets totaling approximately 22.4 million square feet (19.0 million square feet at our share) of estimated potential development density.
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
Basis of Presentation
The accompanying unaudited condensed consolidated and combined financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated and combined financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated and combined financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.
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
References to the financial statements refer to our condensed consolidated and combined financial statements as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017. References to the balance sheets refer to our condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017. References to the statements of operations refer to our condensed consolidated and combined statements of operations for the three and nine months ended September 30, 2018 and 2017. References to the statements of cash flows refer to our condensed consolidated and combined statements of cash flows for the nine months ended September 30, 2018 and 2017.
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
The accompanying financial statements as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 include our consolidated accounts. The results of operations for the three and nine months ended September 30, 2017 reflect the aggregate operations and changes in cash flows and equity on a combined basis for all periods prior to July 17, 2017 and on a consolidated basis for all periods subsequent to July 17, 2017. Therefore, our results of operations, cash flows and financial condition set forth in this report for the three and nine months ended September 30, 2017 are not necessarily indicative of our future results of operations, cash flows or financial condition as an independent, publicly traded company.
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
The following pro forma information for the three and nine months ended September 30, 2017 is presented as if the Formation Transaction had occurred on January 1, 2016. This pro forma information is based upon historical financial statements, adjusted for certain factually supported items directly related to the Formation Transaction. This pro forma information does not purport to represent what the actual results of our operations would have been, nor does it purport to predict the results of operations of future periods. The pro forma information was adjusted to exclude transaction and other costs of $104.1 million and $115.2 million for the three and nine months ended September 30, 2017.

	Three Months Ended	Nine Months Ended
	September 30, 2017
	(In thousands)
Pro forma information:
Total revenue	$160,428	$481,314
Net income (loss) attributable to common shareholders	2,283	(13,741)

The total revenue of the JBG Assets for the three and nine months ended September 30, 2017 included in our statements of operations from the acquisition date was $34.9 million. The net loss from the JBG Assets for the three and nine months ended September 30, 2017 included in our statements of operations from the acquisition date was $7.8 million.

The Combination resulted in a gain on bargain purchase of $27.8 million for the three and nine months ended September 30, 2017 because the fair value of the identifiable net assets acquired exceeded the purchase consideration. During the fourth quarter of 2017, this gain was reduced by $3.4 million. As a result of finalizing our fair value estimates used in the purchase price allocation related to the Combination, during the three months ended June 30, 2018, we adjusted the fair value of certain assets acquired and liabilities assumed consisting of a decrease of $468,000 to investments in and advances to unconsolidated real estate ventures, an increase of $4.7 million to lease assumption liabilities and an increase of $2.4 million to other liabilities acquired, resulting in a reduction of the gain on bargain purchase of $7.6 million for the nine months ended September 30, 2018.
Income Taxes
We have elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under those sections, a REIT which distributes at least 90% of its REIT taxable income as dividends to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Prior to the Separation, Vornado operated as a REIT and distributed 100% of taxable income to its shareholders, accordingly, no provision for federal income taxes has been made in the accompanying financial statements for the periods prior to the Separation. We intend to adhere to these requirements and maintain our REIT status in future periods. We also participate in the activities conducted by subsidiary entities which have elected to be treated as taxable REIT subsidiaries under the Code. As such, we are subject to federal, state, and local taxes on the income from these activities.

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

Recent Accounting Pronouncements
In connection with the adoption of Accounting Standards Update ("ASU") ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, we revised the presentation of restricted cash in the statement of cash flows for the nine months ended September 30, 2017.
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
January 2019
We are currently evaluating the overall impact of the adoption of ASU 2016-02 on our financial statements. ASU 2016-02 will more significantly impact the accounting for leases in which we are the lessee. We have ground leases for which we will be required to record a right-of-use asset and lease liability equal to the present value of the remaining minimum lease payments upon adoption of this standard. As of September 30, 2018, future ground lease payments totaled $573.9 million to which we would apply a discount rate. We are in the process of determining an appropriate discount rate. Under ASU 2016-02, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, we will no longer be able to capitalize internal leasing costs and instead will be required to expense these costs as incurred. Capitalized internal leasing costs were $1.5 million and $1.0 million for the three months ended September 30, 2018 and 2017, and $4.3 million and $1.8 million for the nine months ended September 30, 2018 and 2017. We will apply the modified retrospective approach of adoption and anticipate electing the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classifications for any expired or existing leases and (iii) initial direct costs for any expired or existing leases.

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

3.    Dispositions and Assets Held for Sale
Dispositions
The following is a summary of disposition activity for the nine months ended September 30, 2018:

Date Disposed	Assets	Segment	Location	Total Square Feet	Gross Sales Price	Cash Proceeds from Sale (1)	Gain on Sale
					(In thousands)
February 13, 2018	Summit - MWAA	Other	Reston, Virginia	—	$2,154	$2,154	$455
April 3, 2018	Summit I and II / Summit Land (2)	Office	Reston, Virginia	284,118	95,000	35,240	6,189
May 1, 2018	Bowen Building (3)	Office	Washington, D.C.	231,402	140,000	136,488	27,207
September 21, 2018	Executive Tower (4)	Office	Washington, D.C.	129,831	121,445	113,267	11,938
Total				645,351	$358,599	$287,149	$45,789
______________

(1)	Net of related mortgage loan payments.

(2)	Total square feet included 700,000 square feet of estimated potential development density. In connection with the sale, we repaid the related $59.0 million mortgage loan.

(3)	In connection with the sale, we repaid $115.0 million of the then outstanding balance on our revolving credit facility.

(4)	Proceeds from the sale were held in escrow and classified as "Restricted cash" on our balance sheet as of September 30, 2018.

In August 2018, JP Morgan, our partner in the real estate venture that owned the Investment Building, a 401,000 square foot office building located in Washington, D.C., acquired our 5.0% interest in the venture. See Note 4 for additional information.

Assets Held for Sale

We have certain real estate properties that are expected to be sold to third parties within a one-year period that meet the criteria to be classified as held for sale as of September 30, 2018. The amounts included in "Assets held for sale" in our balance sheets primarily represent real estate investment balances. The amounts included in "Liabilities related to assets held for sale" in our balance sheets primarily represent mortgage payable balances for these properties. The following is a summary of assets held for sale as of September 30, 2018:

Assets	Segment	Location	Total Square Feet	Assets Held for Sale	Liabilities Related to Assets Held for Sale
				(In thousands)
1233 20th Street (1)	Office	Washington, D.C.	149,684	$59,602	$43,802
Falkland Chase-North (2)	Multifamily	Downtown Silver Spring, Maryland	13,284	2,218	—
Commerce Executive (3)	Office / Other	Reston, Virginia	388,450	75,635	1,855
			551,418	$137,455	$45,657
_______________

(1)
Liabilities related to assets held for sale includes a mortgage loan of $42.0 million as of September 30, 2018. In October 2018, we sold 1233 20th Street for a gross sales price of $65.0 million. In connection with the sale, we repaid the related mortgage loan.

(2)	In October 2018, we sold the out-of-service portion of Falkland Chase-North for a gross sales price of $3.8 million.

(3)	In July 2018, the buyer’s deposit related to the contract to sell Commerce Executive for $115.0 million became non-refundable. The sale is expected to close in early 2019.

4.    Investments in and Advances to Unconsolidated Real Estate Ventures
The following is a summary of the composition of our investments in and advances to unconsolidated real estate ventures:

Real Estate Venture Partners	Ownership Interest (1)	September 30, 2018	December 31, 2017
		(In thousands)
Canadian Pension Plan Investment Board ("CPPIB")	55.0% - 79.2%	$136,877	$36,317
Landmark	1.8% - 49.0%	86,561	95,368
CBREI Venture	5.0% - 64.0%	75,713	79,062
Berkshire Group	50.0%	38,124	27,761
Brandywine	30.0%	13,858	13,741
CIM Group ("CIM") and Pacific Life Insurance Company ("PacLife")	16.7%	9,664	—
JP Morgan	—%	—	9,296
Other		137	246
Total investments in unconsolidated real estate ventures		360,934	261,791
Advances to unconsolidated real estate ventures		80	20
Total investments in and advances to unconsolidated real estate ventures		$361,014	$261,811
_______________

(1)	Ownership interests as of September 30, 2018. We have multiple investments with certain venture partners with varying ownership interests.
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
In February 2018, we entered into a real estate venture with CPPIB to develop and own 1900 N Street, an under construction office asset in Washington, D.C. We contributed 1900 N Street, valued at $95.9 million, to the real estate venture, and CPPIB has committed to contribute approximately $101.0 million to the venture for a 45.0% interest, which will reduce our ownership interest from 100.0% at the real estate venture's formation to 55.0% as contributions are funded.
In June 2018, the real estate venture with CPPIB that owns 1101 17th Street, a 216,000 square foot office building located in Washington, D.C., in which we have a 55.0% ownership interest, refinanced a mortgage loan payable that was collateralized by the property. The terms of the new mortgage loan eliminated the principal guaranty provisions that had been included in the prior loan. Distributions and our share of the cumulative earnings of the venture exceeded our investment in the venture by $5.4 million, which resulted in a negative investment balance. After the elimination of the principal guaranty provisions in the prior mortgage loan, we no longer guarantee the obligations of the venture or provide further financial support to the venture. Accordingly, we recognized the $5.4 million negative investment balance as income within “Income from unconsolidated real estate ventures, net” in our statements of operations for the nine months ended September 30, 2018. We have also suspended the equity method accounting for this real estate venture. We will recognize as income any future distributions from the venture until our share of unrecorded earnings and contributions exceed the cumulative excess distributions previously recognized in income. For the three and nine months ended September 30, 2018, we recognized income of $890,000 related to a distribution from 1101 17th Street, which is included in “Income from unconsolidated real estate ventures, net” in our statement of operations.
In August 2018, JP Morgan, our partner in the real estate venture that owned the Investment Building, a 401,000 square foot office building located in Washington, D.C., acquired our 5.0% interest in the venture for $24.6 million, resulting in a gain of $15.5 million, which is included in "Income from unconsolidated real estate ventures, net” in our statements of operations for the three and nine months ended September 30, 2018.

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted Average Effective Interest Rate (1)	September 30, 2018	December 31, 2017
		(In thousands)
Variable rate (2)	4.96%	$536,950	$534,500
Fixed rate (3)	3.95%	852,674	657,701
Unconsolidated real estate ventures - mortgages payable		1,389,624	1,192,201
Unamortized deferred financing costs		(2,555)	(2,000)
Unconsolidated real estate ventures - mortgages payable, net (4)		$1,387,069	$1,190,201
______________

(1)	Weighted average effective interest rate as of September 30, 2018.

(2)	Includes variable rate mortgages payable with interest rate cap agreements.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

(4)	See Note 15 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of the financial information for our unconsolidated real estate ventures:

	September 30, 2018	December 31, 2017
Combined balance sheet information:	(In thousands)
Real estate, net	$2,425,633	$2,106,670
Other assets, net	307,105	264,731
Total assets	$2,732,738	$2,371,401

Mortgages payable, net	$1,387,069	$1,190,201
Other liabilities, net	100,104	76,416
Total liabilities	1,487,173	1,266,617
Total equity	1,245,565	1,104,784
Total liabilities and equity	$2,732,738	$2,371,401

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Combined income statement information:	(In thousands)
Total revenue	$76,247	$46,830	$236,938	$83,387
Operating income	6,861	3,237	23,719	14,576
Net loss	(6,970)	(5,191)	(12,159)	(414)
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

Unconsolidated VIEs
As of September 30, 2018 and December 31, 2017, we have interests in entities deemed to be VIEs that are in the development stage and do not hold sufficient equity at risk or conduct substantially all their operations on behalf of an investor with disproportionately few voting rights. Although we are engaged to act as the managing partner in charge of day-to-day operations of these investees, we are not the primary beneficiary of these VIEs as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE’s performance. We account for our investment in these entities under the equity method. As of September 30, 2018 and December 31, 2017, the net carrying amounts of our investment in these entities were $269.1 million and $163.5 million, which are included in "Investments in and advances to unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs is included in "Income from unconsolidated real estate ventures, net" in our statements of operations. Our maximum exposure to loss in these entities is limited to our investments, construction commitments and debt guarantees. See Note 15 for additional information.

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
We also consolidate certain VIEs in which we control the most significant business activities. These entities are VIEs because they are in the development stage and do not hold sufficient equity at risk. We are the primary beneficiaries of these VIEs because the noncontrolling interest holders do not have substantive kick-out or participating rights and we control all of the significant business activities. As of September 30, 2018, we consolidated two VIEs with total assets and liabilities, excluding the operating partnership, of $188.4 million and $22.8 million. As of December 31, 2017, we consolidated two VIEs with total assets and liabilities, excluding the operating partnership, of $111.0 million and $8.8 million.
6.    Other Assets, Net
The following is a summary of other assets, net:

	September 30, 2018	December 31, 2017
	(In thousands)
Deferred leasing costs	$189,959	$171,153
Accumulated amortization	(72,217)	(67,180)
Deferred leasing costs, net	117,742	103,973
Prepaid expenses	14,623	9,038
Identified intangible assets, net	94,221	126,467
Deferred financing costs on credit facility, net	5,292	6,654
Deposits	3,592	6,317
Derivative agreements, at fair value	28,356	2,141
Other	18,132	9,333
Total other assets, net	$281,958	$263,923

7.    Debt
Mortgages Payable
The following is a summary of mortgages payable:

	Weighted Average Effective Interest Rate (1)	September 30, 2018	December 31, 2017
		(In thousands)
Variable rate (2)	4.16%	$182,996	$498,253
Fixed rate (3) (4)	4.19%	1,590,983	1,537,706
Mortgages payable		1,773,979	2,035,959
Unamortized deferred financing costs and premium/ discount, net		(4,041)	(10,267)
Mortgages payable, net		$1,769,938	$2,025,692
__________________________

(1)	Weighted average effective interest rate as of September 30, 2018.

(2)	Includes variable rate mortgages payable with interest rate cap agreements.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

(4)
Excludes the mortgage payable of $42.0 million related to 1233 20th Street, which is included in "Liabilities related to assets held for sale" in our balance sheet as of September 30, 2018. This mortgage was repaid in October 2018 concurrent with the closing of the sale. See Note 3 for additional information.

As of September 30, 2018, the net carrying value of real estate collateralizing our mortgages payable, excluding assets held for sale, totaled $2.3 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain of our mortgage loans are recourse to us.
During the nine months ended September 30, 2018, aggregate borrowings related to construction draws under mortgages payable totaled $43.8 million. We repaid mortgages payable with an aggregate principal balance of $251.1 million and recognized losses on the extinguishment of debt in conjunction with these repayments of $79,000 and $4.5 million for the three and nine months ended September 30, 2018.
As of September 30, 2018 and December 31, 2017, we had various interest rate swap and cap agreements with an aggregate notional value of $1.3 billion and $1.4 billion on certain of our mortgages payable, which mature on various dates concurrent with the maturity of the related mortgages payable. During the nine months ended September 30, 2018, we entered into various interest rate swap and cap agreements on certain of our mortgages payable with an aggregate notional value of $381.3 million. See Note 13 for additional information.
Credit Facility
Our $1.4 billion credit facility, consists of a $1.0 billion revolving credit facility maturing in July 2021, with two six-month extension options, a delayed draw $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023, and a delayed draw $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024.
In January 2018, we drew $50.0 million under the Tranche A-1 Term Loan in accordance with the delayed draw provisions of the credit facility, bringing the outstanding borrowings under the term loan facility to $100.0 million. Concurrent with the draw, we entered into an interest rate swap agreement to convert the variable interest rate to a fixed interest rate. As of September 30, 2018 and December 31, 2017, we had interest rate swaps with an aggregate notional value of $100.0 million and $50.0 million to convert the variable interest rate applicable to our Tranche A-1 Term Loan to a fixed interest rate, providing weighted average base interest rates under the facility agreement of 2.12% and 1.97% per annum. The interest rate swaps mature in January 2023, concurrent with the maturity of our Tranche A-1 Term Loan.
In July 2018, we drew $200.0 million under the Tranche A-2 Term Loan, in accordance with the delayed draw provisions of the credit facility.

The following is a summary of amounts outstanding under the credit facility:

	Interest Rate (1)	September 30, 2018	December 31, 2017
		(In thousands)
Revolving credit facility (2) (3) (4) (5)	3.36%	$—	$115,751

Tranche A-1 Term Loan	3.32%	$100,000	$50,000
Tranche A-2 Term Loan	3.81%	200,000	—
Unsecured term loans		300,000	50,000
Unamortized deferred financing costs, net		(3,019)	(3,463)
Unsecured term loans, net		$296,981	$46,537
__________________________

(1)	Interest rate as of September 30, 2018.

(2)	As of September 30, 2018 and December 31, 2017, letters of credit with an aggregate face amount of $5.7 million were provided under our revolving credit facility.

(3)	As of September 30, 2018 and December 31, 2017, net deferred financing costs related to our revolving credit facility totaling $5.3 million and $6.7 million were included in "Other assets, net."

(4)	In May 2018, in connection with the sale of the Bowen Building, we repaid $115.0 million of the then outstanding balance on our revolving credit facility. See Note 3 for additional information.

(5)	The interest rate for the revolving credit facility excludes a 0.15% facility fee.

8.    Other Liabilities, Net
The following is a summary of other liabilities, net:

	September 30, 2018	December 31, 2017
	(In thousands)
Lease intangible liabilities	$40,179	$44,917
Accumulated amortization	(25,523)	(26,950)
Lease intangible liabilities, net	14,656	17,967
Prepaid rent	15,030	15,751
Lease assumption liabilities and accrued tenant incentives	49,510	50,866
Capital lease obligation	15,736	15,819
Security deposits	13,009	13,618
Ground lease deferred rent payable	3,498	3,730
Net deferred tax liability	6,446	8,202
Dividends payable (1)	—	31,097
Other	1,667	4,227
Total other liabilities, net	$119,552	$161,277
________________________________________

(1)	Dividends declared in December 2017 were paid in January 2018.
9.    Redeemable Noncontrolling Interests
JBG SMITH LP
In July 2017, JBG SMITH LP issued 19.8 million OP Units to persons other than JBG SMITH that became redeemable for cash or, at our election, our common shares beginning on August 1, 2018, subject to certain limitations. During the three and nine months ended September 30, 2018, unitholders redeemed 3.0 million OP units, which we elected to redeem for an equivalent number of our common shares. As of September 30, 2018, outstanding OP Units totaled 16.8 million, representing a 12.2% interest in JBG SMITH LP. On our balance sheets, our redeemable noncontrolling interests are presented at the higher of their redemption value at the end of each reporting period or their carrying value, with such adjustments recognized in "Additional paid-in capital." Redemption value is equivalent to the market value of one of our common shares at the end of the period multiplied by the number of vested OP units outstanding.

Consolidated Real Estate Venture
In November 2017, we became a partner in a real estate venture that owns an under construction multifamily asset located at 965 Florida Avenue in Washington, D.C. Pursuant to the terms of the 965 Florida Avenue real estate venture agreement, we will fund all capital contributions until our ownership interest reaches a maximum of 97.0%. Our partner can redeem its interest for cash two years after delivery, but no later than seven years subsequent to delivery. As of September 30, 2018, we held an 85.4% ownership interest.
Below is a summary of the activity of redeemable noncontrolling interests:

	Nine Months Ended September 30,
	2018			2017
	JBG SMITH LP	Consolidated Real Estate Venture	Total	JBG SMITH LP	Consolidated Real Estate Venture	Total
	(In thousands)
Balance as of beginning of period	$603,717	$5,412	$609,129	$—	$—	$—
Fair value of OP Unit redemptions	(109,208)	—	(109,208)	—	—	—
OP Units issued at the Separation	—	—	—	96,632	—	96,632
OP Units issued in connection with the Combination (1)	—	—	—	359,967	—	359,967
Net income (loss) attributable to redeemable noncontrolling interests	6,537	(5)	6,532	(2,481)	—	(2,481)
Other comprehensive income	3,406	—	3,406	—	—	—
Contributions (distributions)	(8,763)	500	(8,263)	—	—	—
Share-based compensation expense	39,376	—	39,376	15,799	—	15,799
Adjustment to redemption value	21,346	—	21,346	97,084	—	97,084
Balance as of end of period	$556,411	$5,907	$562,318	$567,001	$—	$567,001

(1)	Excludes certain OP Units issued as part of the Combination which had an estimated fair value of $110.6 million, the vesting of which is subject to post-combination employment.

10.     Share-Based Payments

Time-Based LTIP Units

In February 2018, we granted 357,759 long-term incentive partnership units ("LTIP Units") with time-based vesting requirements ("Time-Based LTIP Units") to management and other employees with a grant-date fair value of $11.2 million or $31.38 per unit. The significant assumptions used to value the Time-Based LTIP Units included expected volatility (20.0%), risk-free interest rate (2.1%) and post-grant restriction periods (2 years). The Time-Based LTIP units vest in four equal installments in January of each year, subject to continued employment. Compensation expense is being recognized over a four-year period.
Performance-Based LTIP Units

In February 2018, we granted 553,489 LTIP Units with performance-based vesting requirements ("Performance-Based LTIP Units") to management and other employees with a grant-date fair value of $9.4 million or $17.04 per unit valued using Monte Carlo simulations. The significant assumptions used to value the Performance-Based LTIP Units included expected volatility (19.9%), dividend yield (2.7%) and risk-free interest rates (2.3%). Fifty percent of any Performance-Based LTIP Units that are earned vest at the end of the three-year performance period and the remaining 50% one year after the performance period ends, subject to continued employment. Compensation expense is being recognized over a four-year period.
LTIP Units

In May 2018, as part of their annual compensation, we granted a total of 25,770 fully vested LTIP Units to certain of our trustees with an aggregate grant-date fair value of $794,000.

Other Equity Awards

Certain executives have elected to receive all or a portion of any cash bonus that may be paid in 2019, related to 2018 service, in the form of fully vested LTIP Units.

Share-Based Compensation Expense

Share-based compensation expense is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Time-Based LTIP Units	$2,520	$885	$7,772	$885
Performance-Based LTIP Units	1,391	469	3,898	469
LTIP Units	—	—	794	—
Other equity awards	989	232	2,693	1,526
Share-based compensation expense - other	4,900	1,586	15,157	2,880
Formation Awards	1,375	3,963	4,192	3,963
LTIP and OP Units (1)	7,012	10,482	22,720	10,482
Share-based compensation related to Formation Transaction (2)	8,387	14,445	26,912	14,445
Total share-based compensation expense	13,287	16,031	42,069	17,325
Less amount capitalized	(873)	(161)	(2,379)	(161)
Share-based compensation expense	$12,414	$15,870	$39,690	$17,164

______________________________________________

(1)	Represents share-based compensation expense for LTIP Units and OP Units subject to post-Combination employment obligations.

(2)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction" in the accompanying statements of operations.
As of September 30, 2018, we had $107.2 million of total unrecognized compensation expense related to unvested share-based payment arrangements (unvested OP Units, Formation Awards, Time-Based LTIP Units and Performance-Based LTIP Units). This expense is expected to be recognized over a weighted average period of 2.6 years.
11.     Interest Expense

The following is a summary of interest expense included in the statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Interest expense	$23,465	$16,378	$69,024	$45,011
Amortization of deferred financing costs	1,043	739	3,501	1,527
Net loss (gain) on derivative financial instruments not designated as cash flow hedges:
Net unrealized	287	(467)	(1,264)	(467)
Net realized	(135)	27	(135)	27
Capitalized interest	(5,681)	(1,368)	(14,863)	(2,285)
Interest expense	$18,979	$15,309	$56,263	$43,813

12.     Earnings (Loss) Per Common Share
The following summarizes the calculation of basic and diluted earnings per common share and provides a reconciliation of the amounts of net income (loss) available to common shareholders used in calculating basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Net income (loss)	$26,382	$(77,991)	$45,619	$(60,332)
Net (income) loss attributable to redeemable noncontrolling interests	(3,552)	8,160	(6,532)	2,481
Net loss attributable to noncontrolling interests	—	—	127	—
Net income (loss) attributable to common shareholders	22,830	(69,831)	39,214	(57,851)
Distributions to participating securities	(153)	—	(527)	—
Net income (loss) available to common shareholders — basic and diluted	$22,677	$(69,831)	$38,687	$(57,851)

Weighted average number of common shares outstanding — basic and diluted (1)	119,835	114,744	118,588	105,347

Earnings (loss) per common share:
Basic	$0.19	$(0.61)	$0.33	$(0.55)
Diluted	$0.19	$(0.61)	$0.33	$(0.55)
______________

(1)	For the three and nine months ended September 30, 2017, reflects the weighted average common shares attributable to the Vornado Included Assets at the date of the Separation.

The effect of the redemption of OP Units that were outstanding as of September 30, 2018 is excluded in the computation of basic and diluted earnings per common share, as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings per share). Since vested and outstanding OP Units, which are held by noncontrolling interests, are attributed gains and losses at an identical proportion to the common shareholders, the gains and losses attributable and their equivalent weighted average OP Unit impact are excluded from net income (loss) available to common shareholders and from the weighted average number of common shares outstanding in calculating basic and diluted earnings per common share. Performance-Based LTIP Units and Formation Awards, which totaled 3.9 million and 3.8 million for the three and nine months ended September 30, 2018 and 2.6 million and 900,000 for the three and nine months ended September 30, 2017, were excluded from the calculation of diluted earnings per common share as they were antidilutive, but potentially could be dilutive in the future.

13.    Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.
As of September 30, 2018, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized gain on our derivative financial instruments designated as cash flow hedges was $27.8 million as of September 30, 2018 and was recorded in "Accumulated other comprehensive income" in the balance sheet, of which a portion was reclassified to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $4.6 million as a decrease to interest expense. The net unrealized (loss) gain on our derivative financial instruments not designated as cash flow hedges was $(287,000) and $1.3 million for the three and nine months ended September 30, 2018 and is recorded in "Interest expense" in our statements of operations. The net unrealized gain on our interest rate swaps and caps was $467,000 for both the three and nine months ended September 30, 2017 and are included in "Interest expense" in our statements of operations.

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
The following are assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
September 30, 2018	(In thousands)
Derivative financial instruments designated as cash flow hedges:
Classified as assets in "Other assets, net"	$21,119	$—	$21,119	$—
Classified as liabilities in "Other liabilities, net"	954	—	954	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	7,237	—	7,237	—

December 31, 2017
Derivative financial instruments designated as cash flow hedges:
Classified as assets in "Other assets, net"	$1,506	$—	$1,506	$—
Classified as liabilities in "Other liabilities, net"	2,640	—	2,640	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	635	—	635	—
Classified as liabilities in "Other liabilities, net"	22	—	22	—
The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2018, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gain included in "Other comprehensive income'' was primarily attributable to the net change in unrealized gains or losses related to the interest rate swaps that were outstanding as of September 30, 2018, none of which were reported in the statements of operations because they were documented and qualified as hedging instruments.

Financial Assets and Liabilities Not Measured at Fair Value
As of September 30, 2018 and December 31, 2017, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	September 30, 2018		December 31, 2017
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial liabilities:
Mortgages payable	$1,773,979	$1,785,978	$2,035,959	$2,060,899
Revolving credit facility	—	—	115,751	115,768
Unsecured term loans	300,000	300,307	50,000	50,029
______________________________________
(1) The carrying amount consists of principal only.

The fair value of our mortgages payable is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of the mortgages payable was determined using Level 2 inputs of the fair value hierarchy.

The fair value of our revolving credit facility and unsecured term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. The fair value of the revolving credit facility and unsecured term loans was determined using Level 2 inputs of the fair value hierarchy.

14.    Segment Information

We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. Our reportable segments are aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker ("CODM"), makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we aggregate our operating segments into three reportable segments (office, multifamily, and third-party real estate services) based on the economic characteristics and nature of our assets and services.

The CODM measures and evaluates the performance of our operating segments, with the exception of the third-party real estate services business, based on the net operating income ("NOI") of properties within each segment. NOI includes property rental revenues and tenant reimbursements and deducts property operating expenses and real estate taxes.

With respect to the third-party real estate services business, the CODM reviews revenues streams generated by this segment ("Third-party real estate services, including reimbursements"), as well as the expenses attributable to the segment ("General and administrative: third-party real estate services"), which are disclosed separately in the statements of operations. Management company assets primarily consist of management and leasing contracts with a net book value of $40.4 million and $45.7 million and classified in "Other assets, net" in the balance sheets as of September 30, 2018 and December 31, 2017. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party real estate services operating results are excluded from the NOI data below.

The following table reflects the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income (loss) attributable to common shareholders	$22,830	$(69,831)	$39,214	$(57,851)
Add:
Depreciation and amortization expense	46,603	43,951	143,880	109,726
General and administrative expense:
Corporate and other	12,415	10,593	37,759	35,536
Third-party real estate services	20,754	21,178	64,552	30,362
Share-based compensation related to Formation Transaction	8,387	14,445	26,912	14,445
Transaction and other costs	4,126	104,095	12,134	115,173
Interest expense	18,979	15,309	56,263	43,813
Loss on extinguishment of debt	79	689	4,536	689
Reduction of gain (gain) on bargain purchase	—	(27,771)	7,606	(27,771)
Income tax benefit	(841)	(1,034)	(1,436)	(317)
Net (income) loss attributable to redeemable noncontrolling interests	3,552	(8,160)	6,532	(2,481)
Less:
Third-party real estate services, including reimbursements	23,788	25,141	72,278	38,881
Other income	1,708	1,158	4,904	3,701
Income (loss) from unconsolidated real estate ventures, net	13,484	(1,679)	15,418	(1,365)
Interest and other income (loss), net	4,091	(379)	5,177	1,366
Gain on sale of real estate	11,938	—	45,789	—
Net loss attributable to noncontrolling interests	—	—	127	—
Consolidated NOI	$81,875	$79,223	$254,259	$218,741

Below is a summary of NOI by segment:

	Three Months Ended September 30, 2018
	Office	Multifamily	Other		Elimination of Intersegment Activity	Total
	(In thousands)
Rental revenue:
Property rentals	$95,438	$26,167	$1,956		$(358)	$123,203
Tenant reimbursements	8,036	1,563	145		—	9,744
Total rental revenue	103,474	27,730	2,101		(358)	132,947
Rental expense:				—
Property operating	29,086	8,144	2,673		(5,736)	34,167
Real estate taxes	12,463	3,506	936		—	16,905
Total rental expense	41,549	11,650	3,609		(5,736)	51,072
Consolidated NOI	$61,925	$16,080	$(1,508)		$5,378	$81,875

	Three Months Ended September 30, 2017
	Office	Multifamily	Other	Elimination of Intersegment Activity	Total
	(In thousands)
Rental revenue:
Property rentals	$91,534	$23,397	$4,171	$(2,644)	$116,458
Tenant reimbursements	7,917	1,548	128	—	9,593
Total rental revenue	99,451	24,945	4,299	(2,644)	126,051
Rental expense:
Property operating	27,000	6,796	3,502	(7,664)	29,634
Real estate taxes	13,038	2,952	1,204	—	17,194
Total rental expense	40,038	9,748	4,706	(7,664)	46,828
Consolidated NOI	$59,413	$15,197	$(407)	$5,020	$79,223

	Nine Months Ended September 30, 2018
	Office	Multifamily	Other		Elimination of Intersegment Activity	Total
	(In thousands)
Rental revenue:
Property rentals	$294,238	$75,644	$6,068		$(856)	$375,094
Tenant reimbursements	23,480	4,778	393		—	28,651
Total rental revenue	317,718	80,422	6,461		(856)	403,745
Rental expense:				—
Property operating	83,666	22,844	5,416		(16,464)	95,462
Real estate taxes	39,429	10,561	4,034		—	54,024
Total rental expense	123,095	33,405	9,450		(16,464)	149,486
Consolidated NOI	$194,623	$47,017	$(2,989)		$15,608	$254,259

	Nine Months Ended September 30, 2017
	Office	Multifamily	Other		Elimination of Intersegment Activity	Total
	(In thousands)
Rental revenue:
Property rentals	$249,532	$62,050	$9,623		$(4,306)	$316,899
Tenant reimbursements	22,738	3,772	651		—	27,161
Total rental revenue	272,270	65,822	10,274		(4,306)	344,060
Rental expense:				—
Property operating	71,377	16,716	11,330		(22,082)	77,341
Real estate taxes	37,185	7,973	2,820		—	47,978
Total rental expense	108,562	24,689	14,150		(22,082)	125,319
Consolidated NOI	$163,708	$41,133	$(3,876)		$17,776	$218,741

The following is a summary of certain balance sheet data by segment:

	Office	Multifamily	Other	Elimination of Intersegment Activity	Total
September 30, 2018	(In thousands)
Real estate, at cost	$3,420,068	$1,599,912	$673,565	$—	$5,693,545
Investments in and advances to unconsolidated real estate ventures	211,301	105,028	44,685	—	361,014
Total assets (1)	3,488,847	1,475,233	1,211,537	(164,423)	6,011,194
December 31, 2017
Real estate, at cost	$3,953,314	$1,476,423	$587,767	$—	$6,017,504
Investments in and advances to unconsolidated real estate ventures	124,659	98,835	38,317	—	261,811
Total assets (1)	3,542,977	1,434,999	1,299,085	(205,254)	6,071,807

__________________________

(1)
Includes assets held for sale of $137.5 million ($130.8 million in our office segment, $2.2 million in our multifamily segment and $4.5 million in our other segment) as of September 30, 2018 and $8.3 million ($1.7 million in our office segment and $6.6 million in our other segment) as of December 31, 2017.

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
Construction Commitments
As of September 30, 2018, we have construction in progress that will require an additional $396.2 million to complete ($310.8 million related to our consolidated entities and $85.4 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, and available cash.
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
From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future with respect to unconsolidated real estate ventures agree, to (1) guarantee portions of the principal, interest and other amounts in connection with their borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with their borrowings and (3) provide guarantees to lenders and other third parties for the completion of development projects. We customarily have agreements with our outside partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. Amounts that may be required to be paid in future periods in relation to budget overruns or operating losses that are also included in some of our guarantees are not estimable. Guarantees (excluding environmental) terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. At times, we have agreements with our outside partners whereby we agree to reimburse our partner for their share of any payments made by them under certain guarantees. As of September 30, 2018, the aggregate amount of our principal payment guarantees was $69.6 million for our consolidated entities and there were no principal payment guarantees for our unconsolidated real estate ventures.
As of September 30, 2018, we expect to fund additional capital to certain of our unconsolidated investments totaling $48.6 million, which we anticipate will be primarily expended over the next two to three years.
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
Certain centralized corporate costs borne by Vornado for management and other services including, but not limited to, accounting, reporting, legal, tax, information technology and human resources have been allocated to the assets in the financial statements based on either actual costs incurred or a proportion of costs estimated to be applicable to the Vornado Included Assets based on key metrics including total revenue. The total amounts allocated during the three and nine months ended September 30, 2017 were $873,000 and $13.0 million. These allocated amounts are included as a component of "General and administrative expense: Corporate and other" expenses on the statement of operations and do not necessarily reflect what actual costs would have been if the Vornado Included Assets were a separate standalone public company.
In connection with the Formation Transaction, we entered into an agreement with Vornado under which Vornado provides operational support for an initial period of up to two years. These services include information technology, financial reporting and payroll services. The charges for these services are based on an hourly or per transaction fee arrangement including reimbursement for overhead and out-of-pocket expenses. The total charges for the three and nine months ended September 30, 2018 were $931,000 and $3.2 million. The total charges for both the three and nine months ended September 30, 2017 were approximately $912,000. Pursuant to an agreement, we are providing Vornado with leasing and property management services for certain of its assets that were not part of the Separation. The total revenue related to these services for the three and nine months ended September 30, 2018 was $507,000 and $1.6 million. The total revenue related to these services for both the three and nine months ended September 30, 2017 was $68,000. We believe that the terms of both of these agreements are comparable to those that would have been negotiated based on market rates.
In connection with the Formation Transaction, we entered into a Tax Matters Agreement with Vornado. See Note 15 for additional information.
In August 2014, we completed a $185.0 million financing of the Universal buildings, a 687,000 square foot office complex located in Washington, D.C. In connection with this financing, pursuant to a note agreement dated August 12, 2014, we used a portion of the financing proceeds and made an $86.0 million loan to Vornado at LIBOR plus 2.9% due August 2019. At the Separation, Vornado repaid the outstanding balance of the loan and related accrued interest. We recognized interest income of $130,000 and $1.8 million during the three and nine months ended September 30, 2017.

In connection with the development of The Bartlett, prior to the Separation, we entered into various note agreements with Vornado whereby we could borrow up to a maximum of $170.0 million. Vornado contributed these note agreements along with accrued and unpaid interest to JBG SMITH at the Separation. We incurred interest expense of $365,000 and $4.1 million during the three and nine months ended September 30, 2017.
In June 2016, the $115.0 million mortgage loan (including $608,000 of accrued interest) secured by the Bowen Building, a 231,000 square foot office building located in Washington, D.C., was repaid with the proceeds of a $115.6 million draw on our former parent's revolving credit facility. We repaid our former parent with amounts drawn under our revolving credit facility at the Combination. We incurred interest expense of $120,000 and $1.3 million during the three and nine months ended September 30, 2017.
We have agreements that are terminable on the second anniversary of the Combination with Building Maintenance Services ("BMS"), a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our properties. We paid BMS $5.4 million and $3.6 million during the three months ended September 30, 2018 and 2017, and $15.5 million and $9.9 million during the nine months ended September 30, 2018 and 2017, which are included in "Property operating expenses" in our statements of operations.
We entered into a consulting agreement with Mitchell Schear, a member of our Board of Trustees and formerly the president of Vornado’s Washington, D.C. segment. The consulting agreement expired on December 31, 2017 and provides for the payment of consulting fees and expenses at the rate of $169,400 per month for the 24 months following the Separation, including after the termination of the consulting agreement. The amount due under this consulting agreement of $4.1 million was expensed in connection with the Combination. As of September 30, 2018, the remaining liability is $1.4 million. Additionally, in March 2017, Vornado amended Mr. Schear’s employment agreement to provide for the payment of severance, bonus and post-employment services.
Transactions with Real Estate Ventures
We have a third-party real estate services business that provides fee-based real estate services to the JBG Legacy Funds and other third parties. We provide services for the benefit of the JBG Legacy Funds that own interests in the assets retained by the JBG Legacy Funds. In connection with the contribution of the JBG Assets to us, it was determined that the general partner and managing member interests in the JBG Legacy Funds that were held by former JBG executives (and who became members of our management team and/or Board of Trustees) would not be transferred to us and remain under the control of these individuals. In addition, certain members of our senior management and Board of Trustees have an ownership interest in the JBG Legacy Funds and own carried interests in each fund and in certain of our real estate ventures that entitles them to receive additional compensation if the fund or real estate venture achieves certain return thresholds. This third-party real estate services revenue, including reimbursements, from these JBG Legacy Funds for the three and nine months ended September 30, 2018 was $8.7 million and $25.6 million. As of September 30, 2018 and December 31, 2017, we had receivables from the JBG Legacy Funds totaling $3.1 million for both periods for third-party real estate services, including reimbursements.
We rent our corporate offices from an unconsolidated real estate venture and incurred expenses totaling $1.2 million and $3.6 million during the three and nine months ended September 30, 2018 and $792,000 during the three and nine months ended September 30, 2017, which is recorded in "General and administrative expense: Corporate and other" in our statements of operations.

17.	Subsequent Events

In October 2018, we sold 1233 20th Street and the out-of-service portion of Falkland Chase-North. See Note 3 for additional information.
In November 2018, our Board of Trustees declared a quarterly dividend of $0.225 per common share, payable on November 26, 2018 to shareholders of record on November 13, 2018.

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

The following is a discussion of the historical results of operations and liquidity and capital resources of JBG SMITH as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017, which includes results prior to the consummation of the Formation Transaction. The historical results presented prior to the consummation of the Formation Transaction include the Vornado Included Assets, all of which were under common control of Vornado until July 17, 2017. Unless otherwise specified, the discussion of the historical results prior to July 18, 2017 does not include the results of the JBG Assets. Consequently, our results for the periods before and after the Formation Transaction are not directly comparable. The following discussion should be read with our condensed consolidated and combined interim financial statements and notes thereto appearing in "Item 1. Financial Statements."
References to the financial statements refer to our condensed consolidated and combined financial statements as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017. References to the balance sheets refer to our condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017. References to the statements of operations refer to our condensed consolidated and combined statements of operations for the three and nine months ended September 30, 2018 and 2017. References to the statements of cash flows refer to our condensed consolidated and combined statements of cash flows for the nine months ended September 30, 2018 and 2017.

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
We have elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under those sections, a REIT which distributes at least 90% of its REIT taxable income as dividends to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Prior to the Separation, Vornado operated as a REIT and distributed 100% of taxable income to its shareholders, accordingly, no provision for federal income taxes has been made in the accompanying financial statements for the periods prior to the Separation. We intend to adhere to these requirements and maintain our REIT status in future periods. We also participate in the activities conducted by subsidiary entities which have elected to be treated as taxable REIT subsidiaries under the Code. As such, we are subject to federal, state, and local taxes on the income from these activities.
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
As of September 30, 2018, our Operating Portfolio consists of 65 operating assets comprising 46 office assets totaling approximately 13.0 million square feet (11.5 million square feet at our share), 15 multifamily assets totaling 6,307 units (4,523 units at our share) and four other assets totaling approximately 806,000 square feet (352,000 square feet at our share). Additionally, we have (i) seven assets under construction comprising three office assets totaling approximately 778,000 square feet (546,000 square feet at our share) and four multifamily assets totaling 1,476 units (1,284 units at our share); and (ii) 43 future development assets totaling approximately 22.4 million square feet (19 million square feet at our share) of estimated potential development density.
Key highlights of operating results for the three and nine months ended September 30, 2018 included:

•
net income attributable to common shareholders of $22.8 million, or $0.19 per diluted common share, for the three months ended September 30, 2018 as compared to a net loss of $69.8 million, or $0.61 per diluted common share, for the three months ended September 30, 2017. Net income attributable to common shareholders of $39.2 million, or $0.33 per diluted common share, for the nine months ended September 30, 2018 as compared to a net loss of $57.9 million, or $0.55 per diluted common share, for the nine months ended September 30, 2017. Net income attributable to common shareholders for the three and nine months ended September 30, 2018 included gains on the sale of real estate of $11.9 million and $45.8 million. Net loss attributable to common shareholders for the three and nine months ended September 30, 2017 included transaction and other costs of $104.1 million and $115.2 million and a gain on bargain purchase of $27.8 million for both periods;

•
operating office portfolio leased and occupied percentages at our share of 87.1% and 85.4% as of September 30, 2018 compared to 87.4% and 86.0% as of June 30, 2018 and 88.0% and 87.2% as of December 31, 2017;

•
operating multifamily portfolio leased and occupied percentages at our share of 96.1% and 94.3% as of September 30, 2018 compared to 95.9% and 92.6% as of June 30, 2018 and 95.6% and 93.8% as of December 31, 2017;

•
the leasing of approximately 449,000 square feet, or 378,000 square feet at our share, at an initial rent (1) of $42.89 per square foot and a GAAP-basis weighted average rent per square foot (2) of $40.76 for the three months ended September 30, 2018, and the leasing of approximately 1.2 million square feet, or 1.0 million square feet at our share, at an initial rent (1) of $47.78 per square foot and a GAAP-basis weighted average rent per square foot (2) of $47.99 for the nine months ended September 30, 2018; and

•
the decrease in same store (3) net operating income of 0.7% to $70.0 million for the three months ended September 30, 2018 as compared to $70.5 million for the three months ended September 30, 2017, and an increase in same store (3) net operating income of 4.6% to $203.1 million for the nine months ended September 30, 2018 as compared to $194.2 million for the nine months ended September 30, 2017.

_________________

(1)	Represents the cash basis weighted average starting rent per square foot, which excludes free rent and fixed escalations.

(2)	Represents the weighted average rent per square foot that is recognized over the term of the respective leases, including the effect of free rent and fixed escalations.

(3)
Includes the results of the properties that are owned, operated and in service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. Excludes the JBG Assets acquired in the Combination.

Additionally, investing and financing activity during the nine months ended September 30, 2018 included:

•
the sale of three office assets located in Washington D.C. and Reston, Virginia, and the sale of a future development asset located in Reston, Virginia, for an aggregate gross sales price of $358.6 million, resulting in gains on sale of real estate of $45.8 million. See Note 3 to the financial statements for additional information;

•
the closing of a real estate venture with Canadian Pension Plan Investment Board ("CPPIB") to develop and own 1900 N Street, an under construction office asset in Washington, D.C. We contributed 1900 N Street, valued at $95.9 million, to the real estate venture, and CPPIB has committed to contribute approximately $101.0 million to the venture for a 45.0% interest, which will reduce our ownership interest from 100.0% at the real estate venture's formation to 55.0% as contributions are funded;

•
the investment of $10.1 million for a 16.67% interest in a real estate venture with CIM Group and Pacific Life Insurance Company, which purchased the 1,152-key Wardman Park hotel, located adjacent to the Woodley Park Metro Station in northwest Washington, D.C.;

•
the acquisition by our partner in the real estate venture that owned the Investment Building, a 401,000 square foot office building located in Washington, D.C., of our 5.0% interest in the venture for $24.6 million, resulting in a gain of $15.5 million;

•
a $50.0 million draw under our unsecured term loan maturing in January 2023 ("Tranche A-1 Term Loan"), in accordance with the delayed draw provisions of the credit facility, bringing the outstanding borrowings under the term loan facility to $100.0 million. Concurrent with the draw, we entered into an interest rate swap agreement to convert the variable interest rate to a fixed interest rate;

•
a $200.0 million draw under our unsecured term loan maturing in July 2024 ("Tranche A-2 Term Loan"), in accordance with the delayed draw provisions of the credit facility. We also repaid all outstanding revolving credit facility balances;

•	the aggregate borrowings related to construction draws under mortgages payable of $43.8 million;

•	the prepayment of mortgages payable with an aggregate principal balance of $251.1 million and recognized losses on the extinguishment of debt in conjunction with these repayments of $4.5 million;

•	the payment of dividends totaling $0.675 per common share that were declared in December 2017, May 2018 and August 2018; and

•	the investment of $260.4 million in development costs, construction in progress and real estate additions.
Activity subsequent to September 30, 2018 included:

•	the sale of 1233 20th Street, an office building located in Washington, D.C. for a gross sales price of $65.0 million. In connection with the sale, we repaid the related $41.9 million mortgage loan;

•	the sale of the out-of-service portion of Falkland Chase-North, a multifamily building located in Downtown Silver Spring, Maryland for a gross sales price of $3.8 million; and

•	the declaration of a quarterly dividend of $0.225 per common share, payable on November 26, 2018, to shareholders of record on November 13, 2018.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2018 to September 30, 2017
The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended September 30, 2018 as compared to the same period in 2017:

	Three Months Ended September 30,
	2018	2017	% Change
	(In thousands)
Property rentals revenue	$123,203	$116,458	5.8%
Tenant reimbursements revenue	9,744	9,593	1.6%
Third-party real estate services revenue, including reimbursements	23,788	25,141	(5.4)%
Depreciation and amortization expense	46,603	43,951	6.0%
Property operating expense	34,167	29,634	15.3%
Real estate taxes expense	16,905	17,194	(1.7)%
General and administrative expense:
Corporate and other	12,415	10,593	17.2%
Third-party real estate services	20,754	21,178	(2.0)%
Share-based compensation related to Formation Transaction	8,387	14,445	(41.9)%
Transaction and other costs	4,126	104,095	(96.0)%
Income (loss) from unconsolidated real estate ventures, net	13,484	(1,679)	*
Interest expense	18,979	15,309	24.0%
Gain on sale of real estate	11,938	—	*
Gain on bargain purchase	—	27,771	*
______________
* Not meaningful.
Property rentals revenue increased by approximately $6.7 million, or 5.8%, to $123.2 million in 2018 from $116.5 million in 2017. The increase was primarily due to $8.8 million of revenue associated with placing CEB Tower at Central Place and 1221 Van Street into service, higher rent from rent commencements and the additional 17 days of revenue associated with the assets acquired in the Combination. These increases were partially offset by lower revenue of $4.2 million primarily due to the sale of the Bowen Building and Summit I and II in the second quarter of 2018.
Tenant reimbursements revenue increased by approximately $151,000, or 1.6%, to $9.7 million in 2018 from $9.6 million in 2017. The increase was primarily due to an increase associated with the assets acquired in the Combination, partially offset by a decrease in tax recoveries related to lower tax assessments and the sale of the Bowen Building.
Third-party real estate services revenue, including reimbursements, decreased by approximately $1.4 million, or 5.4%, to $23.8 million in 2018 from $25.1 million in 2017. The decrease was primarily due to lower asset management fee revenue as a result of asset sales within JBG Legacy Funds.
Depreciation and amortization expense increased by approximately $2.7 million, or 6.0%, to $46.6 million for 2018 from $44.0 million in 2017. The increase was primarily due to depreciation and amortization expense associated with placing CEB Tower at Central Place and 1221 Van Street into service and the additional 17 days of depreciation and amortization expense associated with the assets acquired in the Combination. These increases were partially offset by lower depreciation and amortization expense due to the sale of the Bowen Building and Summit I and II.
Property operating expense increased by approximately $4.5 million, or 15.3%, to $34.2 million in 2018 from $29.6 million in 2017. The increase was primarily due to property operating expense associated with placing CEB Tower at Central Place and 1221 Van Street into service and the additional 17 days of operating expense associated with the assets acquired in the Combination. These increases were partially offset by lower operating expense due to the sale of the Bowen Building and Summit I and II.
Real estate tax expense decreased by approximately $289,000, or 1.7%, to $16.9 million in 2018 from $17.2 million in 2017. The decrease was primarily due to lower tax assessments and the sale of the Bowen Building and Summit I and II, partially offset by real estate tax expense associated with placing CEB Tower at Central Place and 1221 Van Street into service and the additional 17 days of real estate tax expense associated with the assets acquired in the Combination.
General and administrative expense: corporate and other increased by approximately $1.8 million, or 17.2%, to $12.4 million for 2018 from $10.6 million in 2017. The increase was due to an increase in general and administrative expense associated with the operations acquired in the Combination.
General and administrative expense: third-party real estate services decreased by approximately $424,000, or 2.0%, to $20.8 million in 2018 from $21.2 million in 2017 primarily due to lower allocated expenses.
General and administrative expense: share-based compensation related to Formation Transaction of $8.4 million in 2018 and $14.4 million in 2017 consists of expenses related to share-based compensation issued in connection with the Formation Transaction.
Transaction and other costs of $4.1 million in 2018 consist primarily of fees and expenses incurred in connection with the Formation Transaction, including amounts incurred for transition services provided by our former parent, integration costs and severance costs. Transaction and other costs of $104.1 million in 2017 consist primarily of fees and expenses incurred in connection with the Formation Transaction, including severance and transaction bonus expense, investment banking fees, legal fees and accounting fees.
Income from unconsolidated real estate ventures, net increased by approximately $15.2 million to $13.5 million for 2018 from a $1.7 million loss in 2017. The increase was primarily due the sale of our 5.0% interest in a real estate venture that owned the Investment Building, a 401,000 square foot office building located in Washington, D.C., for $24.6 million, resulting in a gain of $15.5 million.
Interest expense increased by approximately $3.7 million, or 24.0%, to $19.0 million for 2018 from $15.3 million in 2017. The increase was primarily due to higher interest rates and interest expense associated with placing CEB Tower at Central Place into service as the interest expense incurred while the property was under development was capitalized.
Gain on the sale of real estate of $11.9 million is related to the sale of Executive Tower in September 2018. See Note 3 to the financial statements for additional information.
The gain on bargain purchase of $27.8 million in 2017 represents the fair value of the identifiable net assets acquired in excess of the purchase consideration in the Combination. See Note 1 to the financial statements for additional information.

Comparison of the Nine Months Ended September 30, 2018 to September 30, 2017
The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the nine months ended September 30, 2018 as compared to the same period in 2017:

	Nine Months Ended September 30,
	2018	2017	% Change
	(In thousands)
Property rentals revenue	$375,094	$316,899	18.4%
Tenant reimbursements revenue	28,651	27,161	5.5%
Third-party real estate services revenue, including reimbursements	72,278	38,881	85.9%
Depreciation and amortization expense	143,880	109,726	31.1%
Property operating expense	95,462	77,341	23.4%
Real estate taxes expense	54,024	47,978	12.6%
General and administrative expense:
Corporate and other	37,759	35,536	6.3%
Third-party real estate services	64,552	30,362	112.6%
Share-based compensation related to Formation Transaction	26,912	14,445	86.3%
Transaction and other costs	12,134	115,173	(89.5)%
Income (loss) from unconsolidated real estate ventures, net	15,418	(1,365)	*
Interest expense	56,263	43,813	28.4%
Gain on sale of real estate	45,789	—	*
Loss on extinguishment of debt	4,536	689	558.3%
Gain (reduction of gain) on bargain purchase	(7,606)	27,771	*
______________
* Not meaningful.
Property rentals revenue increased by approximately $58.2 million, or 18.4%, to $375.1 million in 2018 from $316.9 million in 2017. The increase was primarily due to $59.8 million of revenue associated with the assets acquired in the Combination, including $23.3 million of revenue associated with placing CEB Tower at Central Place and 1221 Van Street into service, partially offset by a decrease of $1.6 million in revenue associated with the Vornado Included Assets, primarily due to the sale of the Bowen building.
Tenant reimbursements revenue increased by approximately $1.5 million, or 5.5%, to $28.7 million in 2018 from $27.2 million in 2017. The increase was primarily due to an increase of $4.8 million associated with the assets acquired in the Combination, partially offset by a decrease of $3.3 million associated with the Vornado Included Assets primarily due to lower tax assessments and the sale of the Bowen building.
Third-party real estate services revenue, including reimbursements, increased by approximately $33.4 million, or 85.9%, to $72.3 million in 2018 from $38.9 million in 2017. The increase was primarily due to the real estate services business acquired in the Combination, partially offset by lower payroll reimbursements related to third-party arrangements that were terminated during 2017 and early 2018.
Depreciation and amortization expense increased by approximately $34.2 million, or 31.1%, to $143.9 million for 2018 from $109.7 million in 2017. The increase was primarily due to depreciation and amortization expense associated with the assets acquired in the Combination, including $8.2 million of depreciation and amortization expense associated with placing CEB Tower at Central Place and 1221 Van Street into service.
Property operating expense increased by approximately $18.1 million, or 23.4%, to $95.5 million in 2018 from $77.3 million in 2017. The increase was primarily due to property operating expense of $14.1 million associated with the assets acquired in the Combination, including $5.1 million of operating expense associated with placing CEB Tower at Central Place and 1221 Van Street into service and an increase of $4.0 million associated with the Vornado Included Assets primarily due to higher ground rent and other operating expense, partially offset by the sale of the Bowen Building.

Real estate tax expense increased by approximately $6.0 million, or 12.6%, to $54.0 million in 2018 from $48.0 million in 2017. The increase was primarily due to real estate tax expense of $8.2 million associated with the assets acquired in the Combination, including $2.0 million associated with placing CEB Tower at Central Place and 1221 Van Street into service, partially offset by a $2.1 million decrease associated with the Vornado Included Assets due to lower tax assessments and the sale of the Bowen Building.
General and administrative expense: corporate and other increased by approximately $2.2 million, or 6.3%, to $37.8 million for 2018 from $35.5 million in 2017. The increase was due to an increase in general and administrative expenses associated with the operations acquired in the Combination, partially offset by lower corporate overhead costs in the 2018 period compared to the amount allocated and recorded in the 2017 period.
General and administrative expense: third-party real estate services increased by approximately $34.2 million, or 112.6%, to $64.6 million in 2018 from $30.4 million in 2017 primarily due to the real estate services business acquired in the Combination.
General and administrative expense: share-based compensation related to Formation Transaction of $26.9 million in 2018 and $14.4 million in 2017 consists of expenses related to share-based compensation issued in connection with the Formation Transaction.
Transaction and other costs of $12.1 million in 2018 consist primarily of fees and expenses incurred in connection with the Formation Transaction, including amounts incurred for transition services provided by our former parent, integration costs and severance costs. Transaction and other costs of $115.2 million in 2017 consist primarily of fees and expenses incurred in connection with the Formation Transaction, including severance and transaction bonus expense of $34.3 million, investment banking fees of $33.6 million, legal fees of $13.1 million and accounting fees of $8.1 million.
Income from unconsolidated real estate ventures, net increased by approximately $16.8 million to $15.4 million in 2018 from a $1.4 million loss in 2017. The increase was primarily due to the sale of our 5.0% interest in a real estate venture that owned the Investment Building, a 401,000 square foot office building located in Washington, D.C., for $24.6 million, resulting in a gain of $15.5 million.
Interest expense increased by approximately $12.5 million, or 28.4%, to $56.3 million for 2018 from $43.8 million in 2017. The increase was primarily due to interest expense associated with the assets acquired in the Combination, additional term loan borrowings and higher interest rates, partially offset by the repayment of mortgages.
Gain on the sale of real estate of $45.8 million is primarily related to the sale of Summit I and II, the Bowen Building and Executive Tower during 2018. See Note 3 to the financial statements for additional information.
Loss on extinguishment of debt of $4.5 million in 2018 and $689,000 in 2017 is related to our repayment of various mortgages payable during the period.
The gain on bargain purchase of $27.8 million in 2017 represents the fair value of the identifiable net assets acquired in excess of the purchase consideration in the Combination. During the fourth quarter of 2017, this gain was reduced by $3.4 million. The reduction of the gain on bargain purchase of $7.6 million in 2018 is the result of finalizing our fair value estimates used in the purchase price allocation related to the Combination.

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

For the three and nine months ended September 30, 2018, all of the JBG Assets and two Vornado Included Assets (The Bartlett and 1800 South Bell Street) were not included in the same store comparison as they were not in service during portions of the periods being compared. Additionally, the Bowen Building, Executive Tower and the Investment Building were excluded because these assets were sold during the period.

Same store NOI decreased by $507,000, or 0.7%, and increased by $8.9 million, or 4.6%, for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017. The decrease in same store NOI for the three months ended September 30, 2018 was largely attributable to the conversion of unused tenant incentive allowances to free rent, rental abatement and anticipated tenant move-outs. The increase in same store NOI for the nine months ended September 30, 2018, was mainly driven by the burn off of rent abatements, partially offset by rent abatements given to tenants in 2018.

The following table reflects the reconciliation of net income (loss) attributable to common shareholders to NOI and same store NOI for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income (loss) attributable to common shareholders	$22,830	$(69,831)	$39,214	$(57,851)
Add:
Depreciation and amortization expense	46,603	43,951	143,880	109,726
General and administrative expense:
Corporate and other	12,415	10,593	37,759	35,536
Third-party real estate services	20,754	21,178	64,552	30,362
Share-based compensation related to Formation Transaction	8,387	14,445	26,912	14,445
Transaction and other costs	4,126	104,095	12,134	115,173
Interest expense	18,979	15,309	56,263	43,813
Loss on extinguishment of debt	79	689	4,536	689
Reduction of gain (gain) on bargain purchase	—	(27,771)	7,606	(27,771)
Income tax benefit	(841)	(1,034)	(1,436)	(317)
Net (income) loss attributable to redeemable noncontrolling interests	3,552	(8,160)	6,532	(2,481)
Less:
Third-party real estate services, including reimbursements	23,788	25,141	72,278	38,881
Other income	1,708	1,158	4,904	3,701
Income (loss) from unconsolidated real estate ventures, net	13,484	(1,679)	15,418	(1,365)
Interest and other income (loss), net	4,091	(379)	5,177	1,366
Gain on sale of real estate	11,938	—	45,789	—
Net loss attributable to noncontrolling interests	—	—	127	—
Consolidated NOI	81,875	79,223	254,259	218,741
NOI attributable to consolidated JBG Assets (1)	—	2,136	—	24,670
Proportionate NOI attributable to unconsolidated JBG Assets (1)	—	792	—	8,648
Proportionate NOI attributable to unconsolidated real estate ventures	9,722	7,505	27,949	12,965
Non-cash rent adjustments (2)	(1,369)	(1,575)	(3,659)	(7,508)
Other adjustments (3)	701	1,493	3,434	1,318
Total adjustments	9,054	10,351	27,724	40,093
NOI	90,929	89,574	281,983	258,834
Non-same store NOI (4)	20,910	19,048	78,862	64,643
Same store NOI (5)	$70,019	$70,526	$203,121	$194,191

Growth in same store NOI	(0.7)%		4.6%
Number of properties in same store pool	34		33

___________________________________________________

(1)	Includes financial information for the JBG Assets as if the Combination had been completed as of the beginning of the period presented.

(2)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.

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

Reportable Segments
We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. Our reportable segments are aligned with our method of internal reporting and the way our Chief

Executive Officer, who is also our Chief Operating Decision Maker ("CODM"), makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we aggregate our operating segments into three reportable segments (office, multifamily and third-party real estate services) based on the economic characteristics and nature of our assets and services.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Property management fees	$6,355	$5,671	$18,773	$9,892
Asset management fees	3,720	6,007	11,288	6,007
Leasing fees	1,455	1,580	4,753	2,183
Development fees	2,259	1,813	6,490	2,000
Construction management fees	590	903	2,076	1,367
Other service revenue	185	230	1,883	365
Third-party real estate services revenue, excluding reimbursements and service revenue	14,564	16,204	45,263	21,814
Reimbursements and service revenue	9,224	8,937	27,015	17,067
Third-party real estate services revenue, including reimbursements	$23,788	$25,141	$72,278	$38,881

Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party real estate services operating results are excluded from the NOI data below.

Rental revenue is calculated as property rentals plus tenant reimbursements. Rental expense is calculated as property operating expenses plus real estate taxes. NOI is calculated as rental revenue less rental expense. See Note 14 to the financial statements for the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Rental revenue:
Office	$103,474	$99,451	$317,718	$272,270
Multifamily	27,730	24,945	80,422	65,822
Other	2,101	4,299	6,461	10,274
Eliminations of intersegment activity	(358)	(2,644)	(856)	(4,306)
Total rental revenue	132,947	126,051	403,745	344,060

Rental expense:
Office	41,549	40,038	123,095	108,562
Multifamily	11,650	9,748	33,405	24,689
Other	3,609	4,706	9,450	14,150
Eliminations of intersegment activity	(5,736)	(7,664)	(16,464)	(22,082)
Total rental expense	51,072	46,828	149,486	125,319

Consolidated NOI:
Office	61,925	59,413	194,623	163,708
Multifamily	16,080	15,197	47,017	41,133
Other	(1,508)	(407)	(2,989)	(3,876)
Eliminations of intersegment activity	5,378	5,020	15,608	17,776
Consolidated NOI	$81,875	$79,223	$254,259	$218,741
Comparison of the Three Months Ended September 30, 2018 to September 30, 2017
Office: Rental revenue increased by $4.0 million, or 4.0%, to $103.5 million in 2018 from $99.5 million in 2017. Consolidated NOI increased by $2.5 million, or 4.2%, to $61.9 million in 2018 from $59.4 million in 2017. The increase in rental revenue and consolidated NOI is primarily due to revenue associated with placing CEB Tower at Central Place into service and the additional 17 days of revenue associated with the assets acquired in the Combination, partially offset by the sale of the Bowen Building and Summit I and II and a decrease in occupancy at 2345 Crystal Drive.
Multifamily: Rental revenue increased by $2.8 million, or 11.2%, to $27.7 million in 2018 from $24.9 million in 2017. Consolidated NOI increased by $883,000, or 5.8%, to $16.1 million in 2018 from $15.2 million in 2017. The increase in rental revenue and consolidated NOI is primarily due to placing 1221 Van Street into service and an increase in occupancy and associated rentals at The Bartlett.
Other: Rental revenue decreased by $2.2 million, or 51.1%, to $2.1 million in 2018 from $4.3 million in 2017. Consolidated NOI decreased by $1.1 million to a loss of $1.5 million in 2018 from a loss of $407,000 in 2017 due to expenses associated with land assets acquired in the Combination and 501 15th Street being taken out of service.
Comparison of the Nine Months Ended September 30, 2018 to September 30, 2017
Office: Rental revenue increased by $45.4 million, or 16.7%, to $317.7 million in 2018 from $272.3 million in 2017. Consolidated NOI increased by $30.9 million, or 18.9%, to $194.6 million in 2018 from $163.7 million in 2017. The increase in rental revenue and consolidated NOI is primarily due to revenue associated with assets acquired in the Combination, including placing CEB Tower at Central Place into service, and higher rents due to rent commencements, partially offset by the sale of the Bowen Building and Summit I and II, and a decrease in occupancy at 2345 Crystal Drive and 7200 Wisconsin Avenue.
Multifamily: Rental revenue increased by $14.6 million, or 22.2%, to $80.4 million in 2018 from $65.8 million in 2017. Consolidated NOI increased by $5.9 million, or 14.3%, to $47.0 million in 2018 from $41.1 million in 2017. The increase in rental revenue and consolidated NOI is primarily due to the assets acquired in the Combination, including placing 1221 Van Street into service, and an increase in occupancy and associated rentals at The Bartlett.
Other: Rental revenue decreased by $3.8 million, or 37.1%, to $6.5 million in 2018 from $10.3 million in 2017. Consolidated NOI decreased by $0.9 million to a loss of $3.0 million in 2018 from a loss of $3.9 million in 2017 due to expenses associated with land assets acquired in the Combination and 501 15th Street being taken out of service.

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
Financing Activities
The following is a summary of mortgages payable:

	Weighted Average Effective Interest Rate (1)	September 30, 2018	December 31, 2017
		(In thousands)
Variable rate (2)	4.16%	$182,996	$498,253
Fixed rate (3) (4)	4.19%	1,590,983	1,537,706
Mortgages payable		1,773,979	2,035,959
Unamortized deferred financing costs and premium/ discount, net		(4,041)	(10,267)
Mortgages payable, net		$1,769,938	$2,025,692
__________________________

(1)	Weighted average effective interest rate as of September 30, 2018.

(2)	Includes variable rate mortgages payable with interest rate cap agreements.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

(4)
Excludes the mortgage payable of $42.0 million related to 1233 20th Street, which is included in "Liabilities related to assets held for sale" in our balance sheet as of September 30, 2018. This mortgage was repaid in October 2018 concurrent with the closing of the sale. See Note 3 to the financial statements for additional information.

As of September 30, 2018, the net carrying value of real estate collateralizing our mortgages payable, excluding assets held for sale, totaled $2.3 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain of our mortgage loans are recourse to us.
During the nine months ended September 30, 2018, aggregate borrowings related to construction draws under mortgages payable totaled $43.8 million. We repaid mortgages payable with an aggregate principal balance of $251.1 million and recognized losses on the extinguishment of debt in conjunction with these repayments of $79,000 and $4.5 million for the three and nine months ended September 30, 2018.
As of September 30, 2018 and December 31, 2017, we had various interest rate swap and cap agreements with an aggregate notional value of $1.3 billion and $1.4 billion on certain of our mortgages payable, which mature on various dates concurrent with the maturity of the related mortgages payable. During the nine months ended September 30, 2018, we entered into various interest rate swap and cap agreements on certain of our mortgages payable with an aggregate notional value of $381.3 million.
Our $1.4 billion credit facility, consists of a $1.0 billion revolving credit facility maturing in July 2021, with two six-month extension options, a Tranche A-1 Term Loan, a delayed draw $200.0 million unsecured term loan maturing in January 2023, and a Tranche A-2 Term Loan, a delayed draw $200.0 million unsecured term loan maturing in July 2024.

In January 2018, we drew $50.0 million under the Tranche A-1 Term Loan in accordance with the delayed draw provisions of the credit facility, bringing the outstanding borrowings under the term loan facility to $100.0 million. Concurrent with the draw, we entered into an interest rate swap agreement to convert the variable interest rate to a fixed interest rate. As of September 30, 2018 and December 31, 2017, we had interest rate swaps with an aggregate notional value of $100.0 million and $50.0 million to convert the variable interest rate applicable to our Tranche A-1 Term Loan to a fixed interest rate, providing weighted average base interest rates under the facility agreement of 2.12% and 1.97% per annum. The interest rate swaps mature in January 2023, concurrent with the maturity of our Tranche A-1 Term Loan.
In July 2018, we drew $200.0 million under the Tranche A-2 Term Loan, in accordance with the delayed draw provisions of the credit facility.
The following is a summary of amounts outstanding under the credit facility:

	Interest Rate (1)	September 30, 2018	December 31, 2017
		(In thousands)
Revolving credit facility (2) (3) (4) (5)	3.36%	$—	$115,751

Tranche A-1 Term Loan	3.32%	$100,000	$50,000
Tranche A-2 Term Loan	3.81%	200,000	—
Unsecured term loans		300,000	50,000
Unamortized deferred financing costs, net		(3,019)	(3,463)
Unsecured term loans, net		$296,981	$46,537
__________________________

(1)	Interest rate as of September 30, 2018.

(2)	As of September 30, 2018 and December 31, 2017, letters of credit with an aggregate face amount of $5.7 million for both periods were provided under our revolving credit facility.

(3)	As of September 30, 2018 and December 31, 2017, net deferred financing costs related to our revolving credit facility totaling $5.3 million and $6.7 million were included in "Other assets, net."

(4)
In May 2018, in connection with the sale of the Bowen Building, we repaid $115.0 million of the then outstanding balance on our revolving credit facility. See Note 3 to the financial statements for additional information.

(5)	The interest rate for the revolving credit facility excludes a 0.15% facility fee.

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
Contractual Obligations and Commitments

During the nine months ended September 30, 2018, there were no material changes to the contractual obligation information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2017. The only significant change was a $85.8 million decrease in outstanding debt primarily from repayments of mortgages payable and our revolving credit facility, partially offset by draws of $50.0 million under the Tranche A-1 Term Loan and $200.0 million under the Tranche A-2 Term Loan, in accordance with the delayed draw provisions of the credit facility.

As of September 30, 2018, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $48.6 million, which we anticipate will be primarily expended over the next two to three years.
In November 2018, our Board of Trustees declared a quarterly dividend of $0.225 per common share.
Summary of Cash Flows
The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Nine Months Ended September 30,
	2018	2017	Change
	(In thousands)
Net cash provided by operating activities	$136,661	$23,393	$113,268
Net cash provided by investing activities	88,881	102,442	(13,561)
Net cash (used in) provided by financing activities	(183,890)	227,319	(411,209)
Cash Flows for the Nine Months Ended September 30, 2018
Cash and cash equivalents and restricted cash increased $41.7 million to $380.2 million as of September 30, 2018 compared to $338.6 million as of December 31, 2017. This increase resulted from $136.7 million of net cash provided by operating activities and $88.9 million of net cash provided by investing activities, partially offset by $183.9 million of net cash used in financing activities. Our outstanding debt, including mortgages payable classified as "Liabilities related to assets held for sale", was $2.1 billion as of September 30, 2018 compared to $2.2 billion as of December 31, 2017. The $85.8 million decrease in outstanding debt is primarily from repayments of mortgages payable and our revolving credit facility, partially offset by draws under the Tranche A-1 and Tranche A-2 Term Loans.
Net cash provided by operating activities of $136.7 million primarily comprised: (i) $181.7 million of net income (before $181.9 million of non-cash items and a $45.8 million gain on sale of real estate) and (ii) $6.8 million of return on capital from unconsolidated real estate ventures, partially offset by $51.9 million of net change in operating assets and liabilities. Non-cash income adjustments of $181.9 million primarily include depreciation and amortization, share-based compensation expense, reduction of gain on bargain purchase and deferred rent.
Net cash provided by investing activities of $88.9 million primarily comprised: (i) $346.1 million of proceeds from sale of real estate and (ii) $24.6 million distribution of capital from sale of interest in an unconsolidated real estate venture, partially offset by (iii) $260.4 million of development costs, construction in progress and real estate additions and (iv) $22.7 million of investments in and advances to unconsolidated real estate ventures.
Net cash used in financing activities of $183.9 million primarily comprised: (i) $267.3 million of repayment of mortgages payable, (ii) $150.8 million repayment of our revolving credit facility, (iii) $80.2 million of dividends paid to common shareholders and (iv) $13.3 million of distributions to redeemable noncontrolling interests, partially offset by (v) $250.0 million of proceeds from borrowings under our unsecured term loans, (vi) $43.8 million of aggregate proceeds from borrowings under mortgages payable and (vii) $35.0 million of borrowings under our revolving credit facility.
Cash Flows for the Nine Months Ended September 30, 2017
Cash and cash equivalents and restricted cash were $385.4 million as of September 30, 2017 compared to $32.3 million as of December 31, 2016, an increase of $353.2 million. This increase resulted from $227.3 million of net cash provided by financing activities, $102.4 million of net cash provided by investing activities and $23.4 million of net cash provided by operating activities.
Net cash provided by operating activities of $23.4 million primarily comprised: (i) $40.5 million of net income (before $100.8 million of non-cash items) and (ii) $1.1 million of return on capital from unconsolidated real estate ventures, partially offset by (iii) $18.2 million of net change in operating assets and liabilities. Non-cash income adjustments of $100.8 million primarily include depreciation and amortization, gain on bargain purchase, share-based compensation expense, deferred rent, amortization of lease incentives and other non-cash items.
Net cash provided by investing activities of $102.4 million primarily comprised: (i) $97.4 million net cash and restricted cash consideration received in connection with the Combination, (ii) $75.0 million of proceeds from repayment of a receivable by our former parent and (iii) $50.9 million repayment of notes receivable, partially offset by (iv) $115.9 million of development costs, construction in progress and real estate additions and (v) $3.5 million of other investments.

Net cash provided by financing activities of $227.3 million primarily comprised: (i) $242.0 million of proceeds from borrowings under mortgages payable, (ii) $160.2 million of net contributions from our former parent, (iii) $115.8 million of borrowings under our revolving credit facility, (iv) $50.0 million of proceeds from borrowings under our unsecured term loan and (v) $4.0 million of proceeds from borrowings from our former parent, partially offset by (vi) $192.7 million repayment of mortgages payable, (vii) $115.6 million repayment of borrowings from former parent, (viii) $18.7 million of debt issuance costs and (ix) $17.8 million of capital lease payments.
Off-Balance Sheet Arrangements
Unconsolidated Real Estate Ventures
We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.
As of September 30, 2018, we have investments in and advances to unconsolidated real estate ventures totaling $361.0 million. For the majority of these investments, we exercise significant influence over, but do not control these entities and therefore account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.
From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (1) guarantee portions of the principal, interest and other amounts in connection with their borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with their borrowings and (3) provide guarantees to lenders and other third parties for the completion of development projects. We customarily have agreements with our outside partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. Amounts that may be required to be paid in future periods in relation to budget overruns or operating losses that are also included in some of our guarantees are not estimable. Guarantees (excluding environmental) terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. At times, we have agreements with our outside partners whereby we agree to reimburse our partner for their share of any payments made by them under certain guarantees. As of September 30, 2018, there were no principal payment guarantees for our unconsolidated real estate ventures.
As of September 30, 2018, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $48.6 million, which we anticipate will be primarily expended over the next two to three years.
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

Construction Commitments
As of September 30, 2018, we have construction in progress that will require an additional $396.2 million to complete ($310.8 million related to our consolidated entities and $85.4 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, and available cash.
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

	September 30, 2018			December 31, 2017
		Weighted Average Effective Interest Rate	Effect of 1% Change in Base Rates		Weighted Average Effective Interest Rate
	Balance			Balance
Debt (contractual balances):	(Dollars in thousands)
Mortgages payable
Variable rate (1)	$182,996	4.16%	$1,855	$498,253	3.62%
Fixed rate (2) (3)	1,590,983	4.19%	—	1,537,706	4.25%
	$1,773,979		$1,855	$2,035,959
Credit facility (variable rate):
Revolving credit facility	$—	3.36%	$—	$115,751	2.66%
Tranche A-1 Term Loan (4)	100,000	3.32%	—	50,000	3.17%
Tranche A-2 Term Loan	200,000	3.81%	2,028	—	—
Pro rata share of debt of unconsolidated entities (contractual balances):
Variable rate (1)	$151,668	5.66%	$1,538	$158,154	4.40%
Fixed rate (2)	292,222	4.08%	—	238,138	3.79%
	$443,890		$1,538	$396,292
________________

(1)	Includes variable rate mortgages payable with interest rate cap agreements.

(2)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

(3)
Excludes the mortgage payable of $42.0 million related to 1233 20th Street, which is included in "Liabilities related to assets held for sale" in our balance sheet as of September 30, 2018. This mortgage was repaid in October 2018 concurrent with the closing of the sale. See Note 3 to the financial statements for additional information.

(4)	As of September 30, 2018 and December 31, 2017, the outstanding balance was fixed by interest rate swap agreements.

The fair value of our mortgages payable is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and unsecured term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of September 30, 2018 and December 31, 2017, the estimated fair value of our consolidated debt, excluding debt included in "Liabilities related to assets held for sale", was $2.1 billion and $2.2 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.
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
As of September 30, 2018, we had interest rate swap and cap agreements with an aggregate notional value of $738.9 million, which were designated as cash flow hedges. As of September 30, 2018, the fair value of our interest rate swaps and caps designated as cash flow hedges consisted of assets totaling $21.1 million included in "Other assets, net" in our balance sheet, and liabilities totaling $1.0 million included in "Other liabilities, net" in our balance sheet.

Derivative Financial Instruments Not Designated as Hedges
Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are considered economic hedges, but not designated as accounting hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains are recorded in "Interest expense" in the statements of operations in the period in which the change occurs. As of September 30, 2018, we had various interest rate swap and cap agreements with an aggregate notional value of $646.0 million, which were not designated as cash flow hedges. As of September 30, 2018, the fair value of our interest rate swaps and caps not designated as hedges consisted of assets totaling $7.2 million included in "Other assets, net" in our balance sheet.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

(a) Exhibit Index

Exhibits	Description

3.1	Declaration of Trust of JBG SMITH Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 21, 2017).

3.2	Articles Supplementary to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 6, 2018).

3.3	Articles of Amendment to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed on May 3, 2018).

3.4	Amended and Restated Bylaws of JBG SMITH Properties (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K, filed on March 12, 2018).

10.1**	Side Letter to Tax Matters Agreement, dated as of August 13, 2018, by and between Vornado Realty Trust and JBG SMITH Properties.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C 1350, as created by Section 906 of the Sarbanes- Oxley Act of 2002.

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

JBG SMITH Properties

Date:	November 7, 2018	/s/ Stephen W. Theriot
Stephen W. Theriot
Chief Financial Officer
(Principal Financial and Accounting Officer)