Form 10-K
period 2018-12-31
JBG SMITH Properties
filed 2019-02-26
CIK 1689796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of February 20, 2019, JBG SMITH Properties had 122,593,995 common shares outstanding.
As of June 30, 2018, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $4.1 billion based on the June 30, 2018 closing share price of $36.47 per share on the New York Stock Exchange.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from certain portions of the registrant's definitive proxy statement for its 2019 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

JBG SMITH PROPERTIES
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2018

PART I

ITEM 1. BUSINESS
The Company
JBG SMITH Properties ("JBG SMITH") is a real estate investment trust ("REIT") that owns, operates, invests in and develops real estate assets concentrated in leading urban infill submarkets in and around Washington, D.C. We own and operate a portfolio of high-quality commercial and multifamily assets, many of which are amenitized with ancillary retail. In addition, our third-party asset management and real estate services business provides fee-based real estate services to third parties and the legacy funds formerly organized by The JBG Companies ("JBG Legacy Funds"). References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures.
As of December 31, 2018, our Operating Portfolio consists of 62 operating assets comprising 46 commercial assets totaling approximately 12.9 million square feet (11.3 million square feet at our share) and 16 multifamily assets totaling 6,315 units (4,531 units at our share). Additionally, we have (i) nine assets under construction comprising five commercial assets totaling approximately 1.2 million square feet (927,000 square feet at our share) and four multifamily assets totaling 1,476 units (1,298 units at our share); and (ii) 41 future development assets totaling approximately 23.1 million square feet (19.6 million square feet at our share) of estimated potential development density. We present combined portfolio operating data that aggregates assets that we consolidate in our financial statements and assets in which we own an interest, but do not consolidate in our financial results. For more information regarding our assets, see Item 2 "Properties".
We define "square feet" or "SF" as the amount of rentable square feet of a property that can be rented to tenants, defined as (i) for commercial assets, rentable square footage defined in the current lease and for vacant space the rentable square footage defined in the previous lease for that space, (ii) for multifamily assets, management’s estimate of approximate rentable square feet, (iii) for assets under construction and near-term development assets, management’s estimate of approximate rentable square feet based on current design plans as of December 31, 2018, or (iv) for future development assets, management’s estimate of developable gross square feet based on its current business plans with respect to real estate owned or controlled as of December 31, 2018. "Metro" is the public transportation network serving the Washington, D.C. metropolitan area operated by the Washington Metropolitan Area Transit Authority, and we consider "Metro-served" to be locations, submarkets or assets that are generally nearby and within walking distance of a Metro station, defined as being within 0.5 miles of an existing or planned Metro station.
Corporate Structure and Formation Transaction
JBG SMITH was organized by Vornado Realty Trust ("Vornado" or "former parent") as a Maryland REIT on October 27, 2016 for the purpose of receiving, via the spin-off on July 17, 2017 (the "Separation"), substantially all of the assets and liabilities of Vornado’s Washington, D.C. segment, which operated as Vornado / Charles E. Smith, (the "Vornado Included Assets"). On July 18, 2017, JBG SMITH acquired the management business and certain assets and liabilities (the "JBG Assets") of The JBG Companies ("JBG") (the "Combination"). The Separation and the Combination are collectively referred to as the "Formation Transaction." Unless the context otherwise requires, all references to "we," "us," and "our," refer to the Vornado Included Assets (our predecessor and accounting acquirer) for periods prior to the Separation and to JBG SMITH for periods after the Separation. Substantially all of our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership.
Our Strategy
Our mission is to own and operate a high-quality portfolio of Metro-served, urban-infill office, multifamily and retail assets concentrated in downtown Washington, D.C., our nation’s capital, and other leading urban infill submarkets with proximity to downtown Washington, D.C. and to grow this portfolio through value-added development and acquisitions. We have significant expertise in office, multifamily and retail product types, our core asset classes. We believe we are known for our creative deal-making and capital allocation skills and for our development and value creation expertise across our core product types.
One of our approaches to value creation uses a series of complementary disciplines through a process we call "Placemaking." Placemaking involves strategically mixing high-quality multifamily and commercial buildings with anchor, specialty and neighborhood retail in a high density, thoughtfully planned and designed public space. Through this process, we create synergies, and thus value, across those varied uses and create unique, amenity-rich, walkable neighborhoods that are desirable and enhance significant tenant and investor demand. We believe that our Placemaking approach will increase occupancy and rental rates in our portfolio, particularly with respect to our concentrated and extensive land and building holdings in National Landing. National Landing is the newly defined interconnected and walkable neighborhood that encompasses Crystal City, the eastern portion of Pentagon City and the northern portion of Potomac Yard. It is situated across the Potomac River from Washington, D.C. and we believe it is one of the region’s best-located urban mixed-use communities. It is defined by its central and easily accessible location, its adjacency to Reagan National Airport, and its base of existing offices, apartments and hotels.

Since mid-2017, we have been focused on a comprehensive plan to reposition our holdings in National Landing through a broad array of Placemaking strategies. Our Placemaking strategies include the delivery of new multifamily and office developments, locally sourced amenity retail and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. In keeping with our dedication to Placemaking, each new project is intended to contribute to authentic and distinct neighborhoods by creating a vibrant street environment with a robust offering of amenity retail and improved public spaces.

On November 13, 2018, Amazon.com, Inc. (“Amazon”) announced publicly the selection of sites that we own in National Landing as the location of an additional headquarters (“Amazon HQ2”), subject to negotiation and execution of definitive documentation between Amazon and JBG SMITH, and subject to the approval of tax incentives by the Commonwealth of Virginia and Arlington County. Earlier this month, the Commonwealth of Virginia enacted an incentives bill, which provides tax incentives to Amazon as it creates up to 37,850 full-time jobs with average salaries of $150,000 or higher in National Landing. As part of the incentive package, we expect $1.8 billion in infrastructure and education investments led by state and local governments.

Approximately 43% of the square feet of our total holdings is located within a ½ mile of Amazon HQ2, including 6.9 million square feet in our future development pipeline (in addition to the approximately 4.1 million square feet that we expect to develop on behalf of Amazon). We anticipate that we will enter into agreements with Amazon pursuant to which Amazon will engage us as its development manager, property manager, and retail leasing agent for Amazon HQ2. In addition, we granted Amazon the exclusive right for a limited time to lease approximately 500,000 square feet of existing office space at 241 18th Street S., 1800 South Bell Street and 1770 Crystal Drive, and the right to acquire the Pen Place and Met 6, 7 and 8 land in our future development pipeline with estimated potential development density of up to approximately 4.1 million square feet.
Our primary business objectives are to maximize cash flow and generate strong risk-adjusted returns for our shareholders. We intend to pursue these objectives through the following strategies:
Focus on High-Quality Mixed-Use Assets in Metro-Served Submarkets in the Washington, D.C. Metropolitan Area. We intend to continue our longstanding strategy of owning and operating assets within urban-infill, Metro-served submarkets in the Washington, D.C. metropolitan area with high barriers to entry and key urban amenities, including being within walking distance of the Metro. These submarkets, which include the District of Columbia; National Landing, the Rosslyn-Ballston Corridor, Reston and Alexandria in Virginia; and Bethesda, Silver Spring and the Rockville Pike Corridor in Maryland, generally feature strong economic and demographic attributes, as well as superior transportation infrastructure that caters to the preferences of our office, multifamily and retail tenants. We believe these positive attributes will allow our assets located in these submarkets to outperform the Washington, D.C. metropolitan area as a whole.
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
Drive Incremental Growth Through Lease-up of Our Assets. We believe that we are well-positioned to achieve significant internal growth through lease-up of the vacant space in our Operating Portfolio, including certain recently developed assets, given our leasing capabilities and the tenant demand for high-quality space in our submarkets. As of December 31, 2018, we had 46 operating commercial assets totaling approximately 12.9 million square feet (11.3 million square feet at our share), which were 89.6% leased at our share, resulting in approximately 1.2 million square feet available for lease.
Deliver Our Assets Under Construction. As of December 31, 2018, we had nine high-quality assets under construction in which we expect to make an estimated incremental investment of $519.4 million at our share. Our assets under construction consist of five commercial assets totaling approximately 1.2 million square feet (927,000 square feet at our share) and four multifamily assets totaling 1,476 units (1,298 units at our share), all of which are Metro-served. We believe these projects provide significant potential for value creation. As of December 31, 2018, 53.5% (49.5% at our share) of our commercial assets under construction were pre-leased. Amazon is expected to lease 258,299 SF at 1770 Crystal Drive. With this expected lease with Amazon, the asset would be 97.8% pre-leased, and the pre-leased status of our total under construction portfolio would be 75.8% (77.4% at our share). We define "estimated incremental investment" to mean management’s estimate of the remaining cost to be incurred in connection with the development of an asset as of December 31, 2018, including all remaining acquisition costs, hard costs, soft costs, tenant improvements (excluding free rent converted to tenant improvement allowances), leasing costs and other similar costs to develop and stabilize the asset but excluding any financing costs, ground rent expenses and capitalized payroll costs.

Develop Our Significant Future Development Pipeline. We have a significant pipeline of opportunities for value creation through ground-up development, with the goal of producing favorable risk-adjusted returns on invested capital. We expect to be active in developing these opportunities while maintaining prudent leverage levels. Our future development pipeline consists of 41 assets. We estimate our future development pipeline can support over 23.1 million square feet (19.6 million square feet at our share) of estimated potential development density, with 96.8% of this potential development density being Metro-served based on our share of estimated potential development density. The estimated potential development densities and uses reflect our current business plans as of December 31, 2018 and are subject to change based on market conditions. We characterize our future development pipeline as our assets that are development opportunities on which we do not intend to commence construction within 18 months of December 31, 2018 where we (i) own land or control the land through a ground lease or (ii) are under a long-term conditional contract to purchase or enter into a leasehold interest with respect to land.
Our future development pipeline includes six parcels attached to assets in our Operating Portfolio that would require a redevelopment of approximately 349,000 office and/or retail square feet (251,000 square feet at our share) and 324 multifamily units (185 units at our share), which generated $4.9 million of annualized net operating income ("NOI") for the year ended December 31, 2018, in order to access approximately 3.8 million square feet (2.6 million square feet at our share) of total estimated potential development density.
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
Rigorous Approach to Capital Allocation. An important component of our focus on maximizing long-term net asset value ("NAV") per share, is prudent capital allocation. We evaluate development, acquisition and disposition decisions based on how they impact long-term NAV per share. Because distinct segments of our market present substantial downside risk while others offer attractive upside, our pursuit of long-term NAV growth takes many forms, some of which sit on opposite ends of the risk-taking spectrum. Where we see elevated asset pricing, potential excess supply, and limited prospects for future growth, we will likely sell assets. Given the attractive pricing of office assets and our long-term objective of shifting our portfolio towards a 50:50 mix of office and multifamily, we are currently targeting primarily office assets in submarkets where we have less concentration and where we anticipate lower growth rates going forward relative to other opportunities within our portfolio. We are also focused on opportunities to turn land assets into income streams or retained capital.
The acquisitions market in the Washington, D.C. area continues to be competitive, and we remain cautious. We expect near-term acquisition activity to be focused on assets with redevelopment potential in emerging growth neighborhoods, as well as assets adjacent to our existing holdings where the combination of sites can add unique value to any new investment. Where there are opportunities to trade out of higher risk assets with extensive capital needs or those outside of our geographic footprint, we will consider Section 1031 exchanges under the Internal Revenue Code of 1986, as amended (the "Code").
Third-Party Services Business
Our third-party asset management and real estate services platform provides fee-based real estate services to third parties, the JBG Legacy Funds and the Washington Housing Initiative ("WHI"), which intends to pursue a transformational approach to producing affordable workforce housing and creating sustainable, mixed-income communities in the Washington D.C. region. Although a significant portion of the assets and interests in assets formerly owned by certain of the JBG Legacy Funds were contributed to us in the Combination, the JBG Legacy Funds retained certain assets that are not consistent with our long-term business strategy, which were generally categorized as (i) condominium and townhome assets, (ii) hotels, (iii) assets that were likely to be sold by the JBG Legacy Funds in the near term as of the time of the Combination, (iv) assets located outside of our core markets or that are not Metro-served, (v) noncontrolling real estate venture interests and (vi) single-tenant leased GSA assets that are encumbered with long-term, hyper-amortizing bond financing that is not consistent with our financing strategy. With respect to the JBG Legacy Funds and for most assets that we hold through real estate ventures, we will continue to provide the same asset management, property management, construction management, leasing and other services that were provided prior to the Combination by the management business that we acquired in the Combination. Other than the WHI, we do not intend to raise any future investment funds, and the JBG Legacy Funds will be managed and liquidated over time. We expect to continue to earn fees from these funds as they are wound down, as well as from any real estate venture arrangements currently in place and any new real estate venture and/or development arrangements entered into in the future, including with Amazon. Certain individual members of our management team own direct equity co-investment and promote interests in the JBG Legacy Funds that were not contributed to us. As the JBG Legacy Funds are wound down over time, these economic interests will decrease and be eventually eliminated.

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
Segment Data
We operate in the following business segments: commercial, multifamily and third-party asset management and real estate services. Financial information related to these business segments for each of the three years in the period ended December 31, 2018 is set forth in Note 18 to our consolidated and combined financial statements included herein.
Tax Status
We have elected to be taxed as a REIT under Sections 856-860 of the Code. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as dividends to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Prior to the Separation, Vornado operated as a REIT and distributed 100% of its REIT taxable income to its shareholders; accordingly, no provision for federal income taxes has been made in the accompanying financial statements for the periods prior to the Separation. We currently adhere and intend to continue to adhere to these requirements and to maintain our REIT status in future periods.

As a REIT, we can reduce our taxable income by distributing all or a portion of such taxable income to shareholders. Future distributions will be declared and paid at the discretion of our Board of Trustees and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual dividend requirements under the REIT provisions of the Code and such other factors as our Board of Trustees deems relevant.
We also participate in the activities conducted by our subsidiary entities that have elected to be treated as taxable REIT subsidiaries ("TRS") under the Code. As such, we are subject to federal, state, and local taxes on the income from these activities. Income taxes attributable to our TRSs are accounted for under the asset and liability method. Under the asset and liability method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.
Significant Tenants
Only the U.S. federal government accounted for 10% or more of our rental revenue, which consists of property rentals and tenant reimbursements, as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Rental revenue from the U.S. federal government	$94,822	$92,192	$103,864
Percentage of commercial segment rental revenue	22.0%	24.0%	29.1%
Percentage of total rental revenue	17.6%	19.4%	23.6%
Sustainable Business Strategy
Our business model prioritizes long-term growth. By investing in urban infill and transit-oriented development and strategically mixing high-quality multifamily and commercial buildings with public areas, retail spaces, and walkable streets, we are working to define neighborhoods that deliver benefits to the environment and our community, as well as long-term value to our shareholders.
We remain committed to transparency in our strategy and performance with a focus on operating efficiency, responding to evolving environmental and social trends, and delivering on the needs of our tenants and communities. This year we demonstrated this by:

•	Achieving a 4-star rating in the Global Real Estate Sustainability Benchmark (GRESB) Real Estate Assessment, ranking second in our peer group and in the top 10 of all North American REITs

•	Adding oversight of environmental and social matters to the Board of Trustees' Corporate Governance & Nominating Committee’s charter

Our sustainability team works directly with individual departments to integrate our environmental sustainability, social responsibility and corporate governance ("ESG") principles throughout our operations and investment process. The sustainability team includes our Director of Sustainability and a Sustainability Analyst. The team is responsible for annual ESG reporting, maintaining building certifications and coordinating with industry and community partners.

To ensure that our ESG principles are fully integrated into our business practices, Steering Committees, including members of our management team, provide top-down support for the implementation of ESG initiatives. The ESG team provides our Board of Trustees Corporate Governance & Nominating Committee with periodic updates on ESG strategy.

Environmental
We believe that the efficient use of resources will result in sustainable long-term growth. Our portfolio of LEED and ENERGY STAR certified properties demonstrates our commitment to sustainable design and performance. As of December 31, 2018:

•	74% of all operating assets, based on square footage, have earned at least one green certification:

◦	6.6 million square feet of LEED Certified Commercial Space (59%)

◦	1.4 million square feet of LEED Certified Multifamily Space (36%)

◦	7.4 million square feet of ENERGY STAR Certified Commercial Space (65%)

◦	1.9 million square feet of ENERGY STAR Certified Multi-family Space (48%)

We have committed to improve the energy efficiency of our commercial operating portfolio by at least 20% over the next 10 years through the Department of Energy Better Buildings Challenge. Our 2017 data demonstrate improved energy performance by an average of 3.4% each year since 2014, which is consistent with a cumulative improvement of 10%, and is on track to meet or exceed the improvement goal by 2024.

We were named a 2018 Green Lease Leader by the Institute for Market Transformation (IMT) and the U.S. Department of Energy’s (DOE) Better Buildings Alliance. Green Lease Leaders recognizes companies who utilize the leasing process to achieve better collaboration between landlords and tenants with the goal of reducing building energy consumption and operating costs. Our standard lease contains a cost recovery clause for resource efficiency-related capital improvements and requires tenants to provide data for measuring, managing, and reporting sustainability performance.

We take climate change, and the risks associated with climate change seriously, and we are committed to aligning our investment strategy with science. We stand with our communities, tenants, and fellow shareholders in supporting meaningful solutions that address this global challenge. To develop a more informed view of future climate conditions and further our understanding of the direct physical risks to our properties, we are conducting a climate risk assessment, which will include operating assets and land holdings in our future development pipeline. The results of this assessment will be presented to senior management, and we expect it will inform our investment strategy moving forward.

Social Responsibility
We believe the strength of our entire community is central to sustaining the long-term value of our portfolio. We are committed to the economic development of the Washington region through continued investment in our projects and local communities. We recognize, however that new development also fosters challenging growth dynamics, with issues of social equity at the forefront. We strive to work alongside community members, leaders, and local and federal governments to appropriately respond to these challenges. The most recent example of our commitment is the WHI, which we launched in partnership with the Federal City Council. We have initially committed to make up to a $10.0 million investment in WHI projects and added an Executive Vice President of Social Impact Investing to help manage these activities.

The WHI is a transformational market-driven approach to producing affordable workforce housing and creating sustainable, mixed-income communities. The WHI intends to bring together capital from private and philanthropic sources to preserve or build affordable housing in mixed-income communities. The initiatives’ goals include:

•	Preserving or building between 2,000 and 3,000 units of affordable workforce housing in the Washington D.C. region over the next decade; and

•	Delivering triple bottom line results consisting of environmental and social objectives in addition to financial returns.

We recognize that diversity in our workforce brings valuable perspectives, views and ideas to our organization. We pride ourselves on our strong, collaborative culture, and we strive to create an inclusive and healthy work environment for our employees, which allows us to continue to attract innovative thinkers to our organization. Our workforce comprises 38% females and 52% minorities, and our senior leadership has 33% female representation. Our Board of Trustees comprises 17% females. Our Board of Trustees has made a long‑term commitment to evolve in a direction that reflects the strength and diversity of our national labor force and establish an equal balance between men and women and one that reflects the diversity of our country.

To learn more about our ESG initiatives please visit JBGSMITH.com/about/sustainability and download our Sustainability Report. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
Environmental Matters
Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of our assets, we may be potentially liable for such costs. The operations of current and former tenants at our assets have involved, or may have involved, the use of hazardous materials or generated hazardous wastes. The release of such hazardous materials and wastes could result in us incurring liabilities to remediate any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may (1) expose us to third-party liability (e.g., for cleanup costs, natural resource damages, bodily injury or property damage), (2) subject our properties to liens in favor of the government for damages and costs the government incurs in connection with the contamination, (3) impose restrictions on the manner in which a property may be used or businesses may be operated, or (4) materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. In addition, our assets are exposed to the risk of contamination originating from other sources. While a property owner may not be responsible for remediating contamination that has migrated onsite from an identifiable and viable offsite source, the contaminant’s presence can have adverse effects on operations and the redevelopment of our assets. To the extent we send contaminated materials to other locations for treatment or disposal, we may be liable for cleanup of those sites if they become contaminated.
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
Employees
Our headquarters are located at 4445 Willard Avenue, Suite 400, Chevy Chase, MD 20815. As of December 31, 2018, we had 914 employees.
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

Risks Related to Our Business and Operations

Our portfolio of assets is geographically concentrated in the Washington, D.C. metropolitan area and submarkets therein, which makes us susceptible to regional and local adverse economic and other conditions such that an economic downturn affecting this area could have a material adverse effect on us.

All our assets are located in the Washington, D.C. metropolitan area. As a result, we are particularly susceptible to adverse economic or other conditions in this market (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, actual or anticipated federal government shutdowns, relocations of businesses, increases in real estate and other taxes, and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters (including earthquakes, floods, storms and hurricanes), potentially adverse effects of "global warming" and other disruptions that occur in this market (such as terrorist activity or threats of terrorist activity and other events), any of which may have a greater impact on the value of our assets or on our operating results than if we owned a more geographically diverse portfolio. This market experienced an economic downturn in recent years. A similar or worse economic downturn in the future could have a material adverse effect on us. We cannot assure you that this market will grow or that underlying real estate fundamentals will be favorable to our asset classes or future development.

Moreover, the same risks that apply to the Washington, D.C. metropolitan area as a whole also apply to the individual submarkets where our assets are located. National Landing makes up 57.9% of our operating portfolio and 56.2% of our future development pipeline. Portions of our market, including National Landing, have underperformed other markets in the region with respect to rent growth and occupancy. Any adverse economic or other conditions in the Washington, D.C. metropolitan area, our submarkets, especially National Landing, or any decrease in demand for office, multifamily or retail assets could have a material adverse effect on us.

Our assets and the property development market in the Washington, D.C. metropolitan area are dependent on a metropolitan economy that is heavily reliant on federal government spending, and any actual or anticipated curtailment of such spending could have a material adverse effect on us.

The real estate and property development market in the Washington, D.C. metropolitan area is heavily dependent upon actual and anticipated federal government spending, and the professional services and other industries that support the federal government. Any actual or anticipated curtailment of federal government spending, whether due to an actual or potential change of presidential administration or control of Congress, actual or anticipated federal government sequestrations, furloughs or shutdowns, a slowdown of the U.S. and/or global economy or other factors, could have an adverse impact on real estate values and property development in the Washington, D.C. metropolitan area, on demand and willingness to enter into long-term contracts for office space by the federal government and companies dependent upon the federal government, as well as on occupancy rates and annualized rents of multifamily and retail assets by occupants or patrons whose employment is by or related to the federal government. For example, sequestration, which mainly impacted government contractors and federal government agencies, resulted in a large decrease in federal government spending, and the implementation of BRAC (Base Realignment and Closure), which shifted Department of Defense real estate from leased space to owned bases, contributed to 5.2 million square feet of occupancy losses in the Washington, D.C. metropolitan area from 2012 through 2014, mainly in Northern Virginia. Similar curtailments in federal spending or changes in federal leasing policy could occur in the future, which could have a material adverse effect on us.

Amazon’s commitment to the selection of National Landing as Amazon HQ2 is conditional upon negotiating and executing definitive documentation with us. If we are not successful in executing definitive documentation, Amazon may determine not to proceed with the selection of National Landing as the site for Amazon HQ2, which would likely cause the market price of our common shares to decline.

While we and Amazon have entered into an agreement of exclusivity and negotiations regarding Amazon HQ2, this agreement does not obligate Amazon to consummate any transaction with us. We may not be successful in negotiating and executing definitive documentation with Amazon regarding the selection of National Landing and any of our properties as Amazon HQ2. Amazon has significant strength as a counterparty to negotiations of the definitive documentation related to the potential Amazon HQ2 and could make demands during the course of those negotiations that we determine to be unacceptable. If we are not successful in negotiating and executing definitive documentation regarding National Landing and our properties as Amazon HQ2, Amazon may determine not to proceed with the selection of National Landing as the site for Amazon HQ2, and the market price of our common shares would likely decline.

If Amazon invests less than the announced amounts in National Landing or makes such investment over a longer period, our ability to achieve the benefits associated with National Landing being selected as Amazon HQ2 could be adversely affected, which could have a material adverse effect on us and the market price of our common shares. Furthermore, the selection of National Landing for Amazon HQ2 could fail to achieve the anticipated collateral financial effect associated with that selection, which could have a material adverse effect on us and the market price of our common shares.

Even if Amazon and JBG SMITH enter into definitive documentation, and National Landing is conclusively determined as the site for Amazon HQ2, the benefits that might accrue to us may be less than we, financial or industry analysts or investors anticipate. For example, if Amazon invests less than the announced amounts in National Landing or makes such investment over a longer period than anticipated, our ability to achieve the benefits associated with National Landing being selected for Amazon HQ2 could be adversely affected. Furthermore, the selection of National Landing as Amazon HQ2 may not have the anticipated collateral financial effect associated with that selection. If we do not achieve the perceived benefits of such selection as rapidly or to the extent anticipated by us, financial or industry analysts or investors, we and potentially the market price of our common shares could be adversely affected.

We derive a significant portion of our revenues from U.S. federal government tenants.

In the year ended December 31, 2018, approximately 22.0% of the rental revenue from our commercial segment was generated by rentals to federal government tenants, and federal government tenants historically have been a significant source of new leasing for us. The occurrence of events that have a negative impact on the demand for federal government office space, such as a decrease in federal government payrolls or a change in policy that prevents governmental tenants from renting our office space, would have a much larger adverse effect on our revenues than a corresponding occurrence affecting other categories of tenants. If demand for federal government office space were to decline, it would be more difficult for us to lease our buildings and could reduce overall market demand and corresponding rental rates, all of which could have a material adverse effect on us.

We may face additional risks and costs associated with directly managing assets occupied by government tenants.

As of December 31, 2018, we owned 24 assets in which some or all the tenants were federal government agencies. Lease agreements with these federal government agencies contain provisions required by federal law, which require, among other things, that the lessor of the property, agree to comply with certain rules and regulations, including rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data, and certain provisions intending to assist small businesses. We directly manage assets with federal government agency tenants and, therefore, we are subject to additional risks associated with compliance with all applicable federal rules and regulations. In addition, there are certain additional requirements relating to the potential application of equal opportunity provisions and the related requirement to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether these requirements apply to a company that is affiliated with the actual government contractor (the legal entity that is the lessor under a lease with a federal government agency) include whether such company and the government contractor are under common ownership, have common management, and are under common control. We own the entity that is the government contractor and the property manager, increasing the risk that requirements of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and requirements to prepare affirmative action plans pursuant to the applicable executive order may be determined to be applicable to us. Compliance with these regulations is costly and any increase in regulation could increase our costs, which could have a material adverse effect on us.

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
Our business strategy includes the acquisition of office, multifamily and retail properties and properties to be held for development, including in connection with like-kind exchanges under the tax code. We evaluate the market for suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategies. However, we may be unable to acquire properties identified as potential acquisition opportunities on favorable terms, or at all. We may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete. If we are unable to complete planned like-kind exchanges using proceeds from asset dispositions, we will be required to distribute to our shareholders those proceeds rather than reinvest them to grow our portfolio. Even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including the completion of due diligence investigations and other conditions that are not within our control, which may not be satisfied. In addition, we may be unable to finance the acquisition on favorable terms or at all. Furthermore, if we acquire assets in new markets or asset classes where we do not have the same level of market knowledge or experience as with our current markets and asset classes, then we may experience weaker than anticipated performance. Our inability to identify, negotiate, finance or consummate property acquisitions, or acquire properties on favorable terms, or at all, could impede our growth and have a material adverse effect on us.
Our future acquisitions may not yield the returns we expect, and we may otherwise be unable to operate acquired properties to meet our financial expectations, which could have a material adverse effect on us.
Our future acquisitions and our ability to successfully operate the properties we acquire in such acquisitions may expose us to the following significant risks:

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
Operating expenses associated with owning a property include real estate taxes, insurance, loan payments, maintenance, repair and renovation costs, the cost of compliance with governmental regulation (including zoning) and the potential for liability under applicable laws. If our operating expenses increase, our results of operations may be adversely affected. Moreover, operating expenses are not necessarily reduced when circumstances such as market factors, competition or reduced occupancy cause a reduction in revenues from the property. As a result, if revenues decline, we may not be able to reduce our operating expenses associated with the property. An increase in operating expenses or the inability to reduce operating expenses commensurate with revenue reductions could have a material adverse effect on us.
Partnership or real estate venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on partners’ or co-venturers’ financial condition and disputes between us and our partners or co-venturers, which could have a material adverse effect on us.

As of December 31, 2018, approximately 9.9% of our assets measured by total square feet were held through real estate ventures, and we expect to co-invest in the future with other third parties through partnerships, real estate ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, real estate venture or other entity. In particular, we expect to use real estate ventures as a significant source of equity capital to fund our development strategy. Consequently, with respect to any such third-party arrangement, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, real estate venture or other entity, or structure of ownership and may, under certain circumstances, be exposed to risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions, and we may be forced to make contributions to maintain the value of the property. Partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take action or withhold consent contrary to our policies or objectives. In some instances, partners or co-venturers may have competing interests in our markets that could create conflict of interest issues. These investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or real estate venture. We and our respective partners or co-venturers may each have the right to trigger a buy-sell right or forced sale arrangement, which could cause us to sell our interest, or acquire our partners’ or co-venturers’ interest, or to sell the underlying asset, either on unfavorable terms or at a time when we otherwise would not have initiated such a transaction. In addition, a sale or transfer by us to a third party of our interests in the partnership or real estate venture may be subject to consent rights or rights of first refusal in favor of our partners or co-venturers, which would in each case restrict our ability to dispose of our interest in the partnership or real estate venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if the entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in that entity, including by contributing our interest to a subsidiary of ours that is subject to corporate level income tax. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting assets owned by the partnership or real estate venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our real estate ventures may be subject to debt, and the refinancing of such debt may require equity capital calls. We will review the qualifications and previous experience of any partners and co-venturers, although we may not obtain financial information from, or undertake independent investigations with respect to, prospective partners or co-venturers. In addition, any cash distributions from real estate ventures will be subject to the operating agreements of the real estate ventures, which may limit distributions, the timing of distributions or specify certain preferential distributions among the respective parties. The occurrence of any of the risks described above could have a material adverse effect on us.

We may be unable to renew leases, lease vacant space or re-let space as leases expire, or do so on favorable terms, which could have a material adverse effect on us.

As of December 31, 2018, leases representing 8.0% of our share of the office and retail square footage in our Operating Portfolio will expire during the year ending December 31, 2019 and 13.8% of our share of the square footage of the assets in our commercial portfolio was unoccupied and not generating rent. We cannot assure you that expiring leases will be renewed or that our assets will be re-let at rental rates equal to or above current average rental rates or that substantial free rent, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants.

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

If the rental rates on new leases at our assets decrease, our existing tenants do not renew their leases, or we do not re-let a significant portion of our available space and space for which leases expire, it could have a material adverse effect on us.

We depend on major tenants in our commercial portfolio, and the bankruptcy, insolvency or inability to pay rent of any of these tenants could have a material adverse effect on us.

As of December 31, 2018, the 20 largest office and retail tenants in our operating portfolio represented approximately 54.9% of our share of total annualized office and retail rent. In many cases, through tenant improvement allowances and other concessions, we have made substantial upfront investments in leases with our major tenants that we may not recover if they fail to pay rent through the end of the lease term.

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

As of December 31, 2018, five of our assets in the aggregate generated approximately 27% of our share of annualized rent. The occurrence of events that have a negative impact on one or more of these assets, such as a natural disaster that damages one or more of these assets, would have a much larger adverse effect on our revenues than a corresponding occurrence affecting a less significant property. A substantial decline in the revenues generated by one or more of these assets could have a material adverse effect on us.

We derive most of our revenues from commercial assets and are subject to risks that affect the businesses of our commercial tenants, which are generally financial, legal and other professional firms as well as the federal government and defense contractors.

As of December 31, 2018, our 46 operating commercial assets generated approximately 78.6% of our share of annualized rent. As a result, the occurrence of events that have a negative impact on the market for office space, such as increased unemployment in the Washington, D.C. metropolitan area, would have a much larger adverse effect on our revenues than a corresponding occurrence affecting our multifamily segment. Our office tenants are generally financial, legal and other professional firms, as well as the federal government and defense contractors. Consequently, we are subject to factors that affect the financial, legal and professional services industries or the federal government generally, including the state of the economy, stock market volatility, and the level of unemployment. These factors could adversely affect the financial condition of our office tenants and the willingness of firms to lease space in our office buildings, which in turn could have a material adverse effect on us.

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

Our Placemaking business model depends in significant part on a retail component, which frequently involves retail assets embedded or adjacent to our commercial and/or multifamily assets, making us subject to risks that affect the retail environment generally, such as competition from discount and online retailers, weakness in the economy, consumer spending and the financial condition of large retail companies, any of which could adversely affect market rents for retail space and the willingness or ability of retailers to lease space in our retail assets.

We own and operate retail real estate assets and, consequently, are subject to factors that affect the retail environment generally, as well as the market for retail space. The retail environment and the market for retail space have previously been, and continue to be, adversely affected by increasing competition from online retailers and other online businesses. Additionally, discount retailers and outlet malls, weakness in national, regional and local economies, consumer spending and consumer confidence, adverse financial condition of some large retailing companies, ongoing consolidation in the retail sector and an excess amount of retail space in a number of markets could also adversely affect our retail assets. Increases in online consumer spending may significantly affect our retail tenants’ ability to generate sales in their stores. This inability to generate sales may cause retailers to, among other things, close stores, decrease the size of new or existing stores, ask for concessions or go bankrupt, all of which could have a material adverse effect on us.

Additionally, our Placemaking model depends in significant part on a retail component, which frequently involves retail assets embedded in or adjacent to our office and/or multifamily assets and if our retail assets lose tenants, whether to the proliferation of e-commerce business or otherwise, it could have a material adverse effect on us.

If we fail to reinvest in and redevelop our assets to maintain their attractiveness to retailers and shoppers, then retailers or shoppers may perceive that shopping at other venues or online is more convenient, cost-effective or otherwise more attractive, which could negatively affect our ability to rent retail space at our assets.

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

We own commercial and multifamily assets, with commercial representing 78.6% of our annualized rent and 74.3% of our portfolio based on square footage. Therefore, our results of operations are more affected by conditions in the commercial market than markets for other asset types. If the composition of our portfolio changes, however, then we would become more exposed to the risks and markets of other asset classes. Under our current business plan, we expect that multifamily assets will become a greater proportion of our portfolio. If we are successful in executing the current business plan, then we will become more exposed to the risks of the multifamily markets, and we may not manage those assets as well as our commercial assets, any of which could have a material adverse effect on us.

We may be adversely affected by trends in the office real estate industry.

Telecommuting, flexible work schedules, open workplaces, teleconferencing and the use of artificial intelligence are becoming more common. These practices enable businesses to reduce their space requirements. There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. A continuation of the movement toward these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations.

Increased affordability of residential homes and other competition for tenants of our multifamily properties could affect our ability to retain current residents of our multifamily properties, attract new ones or increase or maintain rents, which could adversely affect our results of operations and our financial condition.

Our multifamily properties compete with numerous housing alternatives in attracting residents, including owner occupied single and multifamily homes. Occupancy levels and market rents may be adversely affected by national and local political, economic and market conditions including, without limitation, new construction and excess inventory of multifamily and owned housing/condominiums, increasing portions of owned housing/condominium stock being converted to rental use, rental housing subsidized by the government, other government programs that favor single family rental housing or owner occupied housing over multifamily rental housing, governmental regulations, slow or negative employment growth and household formation, the availability of low-interest mortgages or the availability of mortgages requiring little or no down payment for single family home buyers, changes in social preferences and the potential for geopolitical instability, all of which are beyond our control. Finally, the federal government’s policies, many of which may encourage home ownership, can increase competition, possibly limit our ability to raise rents in our markets and lower the value of our properties. Competitive housing and increased affordability of owner occupied single and multifamily homes caused by lower housing prices, an influx of supply of such housing alternatives, attractive mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our current residents, attract new ones or increase or maintain rents, which could adversely affect our results of operations and our financial condition.

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

Our financial results depend significantly on leasing space in our assets to tenants on economically favorable terms. In addition, because most of our income is derived from renting real property, our income, funds available to pay indebtedness and funds available for distribution to shareholders will decrease if our tenants cannot pay their rent or if we are not able to maintain occupancy levels on favorable terms. If a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal and other costs. During periods of economic adversity, there may be an increase in the number of tenants that cannot pay their rent and an increase in vacancy rates, which could have a material adverse effect on us.

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

Certain states and municipalities have adopted laws and regulations imposing restrictions on the timing or amount of rent increases and other tenant protections. As of December 31, 2018, approximately 5% of the multifamily units in our Operating Portfolio were designated as affordable housing. In addition, Washington, D.C. and Montgomery County, Maryland have laws that require, in certain circumstances, an owner of a multifamily rental property to allow tenant organizations the option to purchase the building at a market price if the owner attempts to sell the property. We expect to continue operating and acquiring assets in areas that either are subject to these types of laws or regulations or where such laws or regulations may be enacted in the future. Such laws and regulations limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of assets in certain circumstances.

Our success depends on our senior management team whose continued service is not guaranteed, and the loss of one or more of these persons could adversely affect our ability to manage our business and to implement our growth strategies or could create a negative perception in the capital markets.

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

As of December 31, 2018, we estimate that our 41 future development assets will total approximately 23.1 million square feet (19.6 million square feet at our share) of estimated potential development density. We caution you not to place undue reliance on the potential development density estimates for our future development pipeline and/or any particular future development parcel because they are based solely on our estimates, using data available to us, and our business plans as of December 31, 2018. The actual density of our future development pipeline and/or any particular future development parcel may differ substantially from our estimates based on numerous factors, including our inability to obtain necessary zoning, land use and other required entitlements, legal challenges to our plans by activists and others, as well as building, occupancy and other required governmental permits and authorizations, and changes in the entitlement, permitting and authorization processes that restrict or delay our ability to develop, redevelop or use our future development pipeline at anticipated density levels. Moreover, we may strategically choose not to develop, redevelop or use our future development pipeline to its maximum potential development density or may be unable to do so as a result of factors beyond our control, including our ability to obtain financing on terms and conditions that we find acceptable, or at all, to fund our development activities. We can provide no assurance that the actual density of our future development pipeline and/or any particular future development parcel will be consistent with our estimated potential development density.

We may not be able to realize potential incremental annualized rent from our commercial, multifamily or other lease-up opportunities.

Based on current market demand in our submarkets and the efforts of our dedicated in-house leasing teams, we believe we can increase our occupancy and revenue at certain office, multifamily and retail assets. However, we cannot assure you that we will be able to realize potential incremental annualized rent from our commercial, multifamily or other lease-up opportunities. Our ability to increase our occupancy and revenue at certain commercial, multifamily and other assets may be adversely affected by an increase in supply and/or deterioration in the commercial, multifamily or other markets. In addition, if our competitors offer space at rental rates below current asking rates or below our in-place rates, we may experience difficulties attracting new tenants or retaining existing tenants and may be pressured to reduce our rental rates below those we currently charge or to offer more substantial free rent, tenant improvements, early termination rights or below-market renewal options in order to attract or retain tenants. We caution you not to place undue reliance on our belief that we can increase our occupancy and revenue at certain office, multifamily and retail assets.

Revenues from our third-party asset management and real estate services business may decline more quickly than expected, which could have a material adverse effect on us.

Our third-party asset management and real estate services business provides fee-based real estate services to third parties and the JBG Legacy Funds. Our expectation is that the fund portion of this business will wind down over the next several years, but the wind down could accelerate, and the business could be less profitable than anticipated. Although we expect to receive fees for the services provided to the JBG Legacy Funds as they wind down, the amount of those fees will decrease significantly as the number of assets under management is reduced. In addition to reduced revenue, if we cannot reduce our general and administrative expenses to correspond to the decreasing asset management fees, our profitability will be negatively affected. While we expect significant fees from acting as developer and property manager for Amazon HQ2, these fees may be less than expected. Fees from management of real estate ventures and third parties may also be negatively affected if management or development contracts are terminated or if we are unable to secure new sources of fee-based revenue. Any of the foregoing could have a material adverse effect on us.

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

Our mortgage loans are generally non-recourse and contain customary covenants requiring adequate insurance coverage. Although we believe that we currently have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. If lenders insist on greater coverage than we can obtain, it could adversely affect the ability to finance or refinance the properties.

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

Our assets are in the Washington, D.C. metropolitan area, which has been and may be in the future the target of actual or threatened terrorism activity. As a result, some tenants in this market may choose to relocate their businesses to other markets or to lower-profile office buildings within this market that may be perceived to be less likely targets of future terrorist activity. This could result in an overall decrease in the demand for office space in this market generally or in our assets in particular, which could increase vacancies in our assets or necessitate that we lease our assets on less favorable terms or both. In addition, future terrorist attacks in the Washington, D.C. metropolitan area could directly or indirectly damage our assets, both physically and financially, or cause losses that materially exceed our insurance coverage. Properties that are occupied by federal government tenants may be more likely to be the target of a future attack. As of December 31, 2018, 24 of our assets had federal government agencies as tenants. As a result of the foregoing, the value of our assets and our ability to generate revenues could decline materially, which could have a material adverse effect on us.

If one of our tenants were designated a "Prohibited Person" by the Office of Foreign Assets Control, we could be materially adversely affected.

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

A cyber incident is any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include unauthorized persons gaining access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our primary risks that could directly result from the occurrence of a cyber incident are theft of assets; operational interruption; regulatory enforcement, lawsuits and other legal proceedings; damage to our relationship with our tenants; and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but despite these measures and our increased awareness of a risk of a cyber incident, a cyber incident could have a material adverse effect on us.

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

The historical information included herein covering periods prior to the Formation Transaction refers to our business as operated by Vornado and JBG separately from each other. Our historical financial information included herein covering periods prior to the Formation Transaction is derived from the consolidated financial statements and accounting records of Vornado and does not include the results of the assets contributed by JBG for any period prior to completion of the Formation Transaction. Accordingly, the historical financial information included herein does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future. Factors that could cause our results to differ from those reflected in our historical financial information and which may adversely impact our ability to receive similar results in the future may include, but are not limited to, the following:

•
Prior to the Formation Transaction in July 2017, our business was operated by Vornado or JBG, as applicable, as part of their broader organizations, rather than as an independent company. Vornado and JBG performed various management functions for our business, such as accounting, information technology and finance. Our financial statements for all periods prior to the Formation Transaction reflect allocations of expenses from Vornado for such functions and those allocations may be less than the expenses we would have incurred had we operated as a separate, publicly traded company. We entered into certain transition and other separation-related agreements with Vornado, which specified a term of up to 24 months following the Formation Transaction for the services provided to us under the Transition Services Agreement. As of December 31, 2018, transition services we receive from Vornado are insignificant. We are continuing to make investments in our systems, infrastructure and personnel and the cost of the functions necessary to operate as a separate, publicly traded company may be higher than the allocated cost of the services provided by Vornado;

•
Prior to the Formation Transaction, our working capital requirements and capital for our general business purposes, including acquisitions and capital expenditures, have historically been satisfied as part of the company-wide cash management policies of Vornado or of JBG, as applicable. We expect to seek additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may not be on terms as favorable to those obtained by Vornado or JBG, and the cost of capital for our business may be higher than Vornado’s or JBG’s cost of capital prior to the Formation Transaction; and

•
As a separate public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. We cannot assure you that the past experience of our senior management team will be sufficient to successfully operate as a publicly traded company.

Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as an independent company. For additional information about the past financial performance of our business and the basis of presentation of the historical combined financial statements, refer to "Selected Financial Data," "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and accompanying notes included herein.

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

In addition, the Treasury Department and the IRS have released temporary Treasury regulations pursuant to which, subject to certain exceptions, a REIT must recognize corporate-level gain if it acquires property from a non-REIT "C" corporation in certain so-called "conversion" transactions and engages in a Section 355 transaction within ten years of such conversion. For this purpose, a conversion transaction refers to the qualification of a non-REIT "C" corporation as a REIT or the transfer of property owned by a non-REIT "C" corporation to a REIT. JBG SMITH or its subsidiaries have acquired property pursuant to conversion transactions within ten years of the distribution. One of the exceptions to the recognition of corporate-level gain applies to a distribution described in Section 355 of the Code in which the distributing corporation and the controlled corporation are both REITs immediately after such distribution and at all times during the two years thereafter.

We believe that each of Vornado and JBG SMITH qualifies as a REIT and intends to operate in a manner so that each qualified immediately after the distribution and will qualify at all times during the two years after the distribution. However, if either Vornado or JBG SMITH failed to qualify as a REIT immediately after the distribution of JBG SMITH from Vornado or fails to qualify at any time during the two years after the distribution, then, for our taxable year that includes the distribution, the IRS may assert that JBG SMITH would have to recognize corporate-level gain on assets acquired in conversion transactions. The Treasury Department recently issued a notice identifying the temporary Treasury regulations as a significant tax regulation that imposes an undue financial burden on U.S. taxpayers and/or adds undue complexity to the federal tax laws, pursuant to Executive Order 13789 (issued April 21, 2017). In its two reports to the President pursuant to Executive Order 13789, the Treasury Department has indicated that it intends to propose reforms to mitigate the burdens of the temporary Treasury regulations. It is unclear the exact form any such proposed reforms would take and what the impact of such reforms would be on JBG SMITH.

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

Prior to entering into the Master Transaction Agreement ("MTA"), each of Vornado and JBG performed diligence with respect to the business and assets of the other. However, these diligence reviews were necessarily limited in nature and scope and may not have adequately uncovered all of the contingent or undisclosed liabilities that we assumed in connection with the Formation Transaction, many of which may not be covered by insurance. The MTA does not provide for indemnification for these types of liabilities by either party post-closing, and, therefore, we may not have any recourse with respect to such unexpected liabilities. Any such liabilities could cause us to experience losses, which may be significant, which could have a material adverse effect on us.

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

In addition, members of our senior management have an ownership interest in the JBG Legacy Funds and own carried interests in each fund and in certain of our real estate ventures that entitle them to receive additional compensation if the fund or real estate venture achieves certain return thresholds. As a result, members of our senior management could be incentivized to spend time and effort maximizing the cash flow from the assets being retained by the JBG Legacy Funds and certain real estate ventures, particularly through sales of assets, which may accelerate payments of the carried interest but would reduce the asset management and other fees that would otherwise be payable to us with respect to the JBG Excluded Assets. These actions could adversely impact our results of operations and cash flow.

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

Our agreements with Vornado do not require Vornado to present to us investment opportunities that satisfy our investment guidelines before Vornado pursues such opportunities. While Vornado advised us at the time of the Formation Transaction that it did not intend to make acquisitions within the Washington, D.C. metropolitan area after the Formation Transaction, should it choose to do so, Vornado is free to direct investment opportunities away from us, and we may be unable to compete with Vornado in pursuing such opportunities. In addition, our declaration of trust provides that a trustee who is also a trustee, officer, employee or agent of Vornado or any of Vornado’s affiliates has no duty to communicate or present any business opportunity to us.

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

As of December 31, 2018, we had approximately $2.1 billion aggregate principal amount of consolidated debt outstanding and our unconsolidated real estate ventures had approximately $1.1 billion aggregate principal amount of debt outstanding ($299.4 million at our share), resulting in a total of over $2.4 billion aggregate principal amount of debt outstanding at our share. A portion of our outstanding debt is guaranteed by our operating partnership, and we may incur significant additional debt to finance future acquisition and development activities.

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

The mortgages on our assets contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. We have a $1.4 billion credit facility under which we have significant borrowing capacity. Additionally, our debt agreements contain customary covenants that, among other things, restrict our ability to incur additional indebtedness and may restrict our ability to engage in material asset sales, mergers, consolidations and acquisitions, and restrict our ability to make capital expenditures. These debt agreements, in some cases, also subject us to guarantor and liquidity covenants, and our credit facility requires, and other future debt may require, us to maintain various financial ratios. Some of our debt agreements contain cash flow sweep requirements and mandatory escrows, and our property mortgages generally require mandatory prepayments upon disposition of underlying collateral. Our ability to borrow is subject to compliance with these and other covenants, and failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources or give possession of a property to the lender. Under those circumstances, other sources of capital may not be available to us or may be available only on unattractive terms.

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

Our future development plans are capital intensive. To complete these plans, we anticipate financing construction and development through asset sales, real estate ventures with third parties, recapitalizations of assets, and public or private equity offerings, or a combination thereof. Similarly, these plans require an even more significant amount of debt financing. If we are unable to obtain the required debt or equity capital, then we will not be able to execute our business plan, which could have a material adverse effect on us.

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
As of December 31, 2018, $1.6 billion of our outstanding consolidated debt was subject to instruments that bear interest at variable rates, and we may also borrow additional money at variable interest rates in the future. We have made arrangements that hedge against the risk of rising interest rates with respect to $1.1 billion of our outstanding consolidated debt; but with respect to the remainder, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect our cash flow and our ability to service our indebtedness and make distributions to our shareholders, which could, in turn, adversely affect the market price of our common shares. Based on our aggregate variable rate debt outstanding as of December 31, 2018, an increase of 100 basis points in interest rates would result in a hypothetical increase of approximately $5.2 million in interest expense on an annual basis. The amount of this change includes the benefit of swaps and caps we currently have in place.
Failure to effectively hedge against interest rate changes may adversely affect our financial condition, results of operations, cash flow, per share market price of our common shares and ability to make distributions to our shareholders and the future of the reference rate used in our existing hedging arrangements is uncertain, which could hinder our ability to maintain effective hedges.
The REIT provisions of the Code impose certain restrictions on our ability to utilize hedges, swaps and other types of derivatives to hedge our liabilities. Subject to these restrictions, we may enter into hedging transactions to protect ourselves from the effects of interest rate fluctuations on floating rate debt. As of December 31, 2018, our hedging transactions include entering into interest rate cap and swap agreements, which covered $182.5 million and $1.1 billion of our outstanding consolidated debt. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates, which could reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes could have a material adverse effect on us. In addition, while such agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, and that the hedging arrangements may not be effective in reducing our exposure to interest rate changes. Moreover, there can be no assurance that our hedging arrangements will qualify as highly effective cash flow hedges under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging, or that our hedging activities will have the desired beneficial impact on our results of operations. Furthermore, should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement. Any of the foregoing could have a material adverse effect on us.
Our existing hedging arrangements currently use as a reference rate the London Interbank Overnight Rate (“LIBOR”), as calculated for U.S. dollar ("USD-LIBOR"), but there can be no assurance that our hedging arrangements will continue to use LIBOR as a reference rate or that LIBOR will continue to be viable and appropriate as a reference rate. In July 2017, due to a decline in the quantity of loans used to calculate LIBOR, the United Kingdom regulator that regulates LIBOR announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, making it clear that the continuation of LIBOR after 2021 cannot be assured. In April 2018, the New York Federal Reserve commenced publishing an alternative reference rate, the Secured Overnight Financing Rate (“SOFR”), proposed by a group of major market participants convened by the U.S. Federal Reserve with participation by SEC Staff and other regulators, the Alternative Reference Rates Committee ("ARRC"). SOFR is based on transactions in the more robust U.S. Treasury repurchase market and has been proposed as the alternative to LIBOR for use in derivatives and other financial contracts that currently rely on LIBOR as a reference rate. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, including for purposes of hedging arrangements such as those we currently have in place. Furthermore, the transition from LIBOR to one or more replacement rates could cause uncertainty in what reference rates apply to existing hedging and other arrangements. Additionally, there is some possibility that LIBOR continues to be published, but that the quantity of loans used to calculate LIBOR diminishes significantly enough to reduce the appropriateness of the rate as a reference rate. We can provide no assurance regarding the future of LIBOR, whether our current hedging arrangements will continue to use USD-LIBOR as a reference rate or whether any reliance on such rate will be appropriate. Confusion as to the relevant benchmark reference rate for our hedging instruments could hinder our ability to establish effective hedges.
We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in shareholder dilution and limit our ability to sell or refinance such assets.
In the future, we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in our operating partnership, which may result in shareholder dilution through the issuance of common limited partnership units ("OP Units") that may be exchanged for common shares. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct (as compared to a transaction where we do not inherit the contributor’s tax basis but acquire tax basis equal to the value of the consideration exchanged for the property) until the OP units issued in such transactions are redeemed for cash or converted into common shares. While no such protection arrangements existed at December 31, 2018, in the future we may agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of, or refinance the debt on, the acquired properties for specified periods of time. Similarly, we may be required to incur or maintain debt we would otherwise not incur or maintain so that we can allocate the debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.
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

The factors that affect the value of our real estate include, among other things:

•	global, national, regional and local economic conditions;

•	competition from other available space;

•	local conditions such as an oversupply of space or a reduction in demand for real estate in the area;

•	how well we manage our assets;

•	the development and/or redevelopment of our assets;

•	changes in market rental rates;

•	the timing and costs associated with property improvements and rentals;

•	whether we can pass all or portions of any increases in operating costs through to tenants;

•	changes in real estate taxes and other expenses;

•	whether tenants and users consider a property attractive;

•	the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•	availability of financing on acceptable terms or at all;

•	inflation or deflation;

•	fluctuations in interest rates;

•	our ability to obtain adequate insurance;

•	changes in zoning laws and taxation;

•	government regulation;

•	consequences of any armed conflict involving, or terrorist attack against, the United States or individual acts of violence in public spaces;

•	potential liability under environmental or other laws or regulations;

•	natural disasters;

•	general competitive factors; and

•	climate changes.

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

Our operations and assets are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health and safety. Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property. The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused such release. The presence of contamination or the failure to remediate contamination may (1) expose us to third-party liability (e.g., for cleanup costs, natural resource damages, bodily injury or property damage), (2) subject our properties to liens in favor of the government for damages and costs the government incurs in connection with the contamination, (3) result in restrictions on the manner in which a property may be used or businesses may be operated, or (4) impair our ability to sell or lease real estate or to borrow using the real estate as collateral. To the extent we send contaminated materials to other locations for treatment or disposal, we may be liable for cleanup of those sites if they become contaminated.

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
We own leasehold interests in certain land on which some of our assets are located. If we default under the terms of any of these ground leases, we may be liable for damages and could lose our leasehold interest in the property or our option to purchase the underlying fee interest in such assets. In addition, unless we purchase the underlying fee interests in the land on which a particular property is located, we will lose our right to operate the property or we will continue to operate it at much lower profitability, which would significantly adversely affect our results of operations. In addition, if we are perceived to have breached the terms of a ground lease, the fee owner may initiate proceedings to terminate the lease. As of December 31, 2018, the remaining weighted average term of our ground leases, including unilateral as-of-right extension rights available to us, was approximately 62.8 years. Our share of annualized rent from assets subject to ground leases as of December 31, 2018 was approximately $80.9 million, or 15.2% of total annualized rent.

Climate change may adversely affect our business.
Climate change, including rising sea levels, flooding, extreme weather, and changes in precipitation and temperature, may result in physical damage to, a decrease in demand for and/or a decrease in rent from and value of our properties located in the areas affected by these conditions. We own a number of assets in low-lying areas close to sea level, making those assets susceptible to a rise in sea level. If sea levels were to rise, we may incur material costs to protect our low-lying assets or sustain damage, a decrease in value or total loss to those assets. Furthermore, our insurance premiums may increase as a result of the threat of climate change or the effects of climate change may not be covered by our insurance policies. We do not currently have any assets located within a Federal Emergency Management Agency (FEMA) special flood plain in our portfolio.

In addition, changes in federal and state legislation and regulations on climate change could result in increased utility expenses and/or increased capital expenditures to improve the energy efficiency of our existing properties or other related aspects of our properties in order to comply with such regulations or otherwise adapt to climate change. The four major jurisdictions where we operate are the District of Columbia, Arlington County, VA, Fairfax County, VA, and Montgomery County, MD, each of which has made formal public commitments to carbon reduction aligned with the goal to keep global warming under 2 degrees Celsius consistent with the Paris Agreement, the United Nations framework convention on climate change. To enforce this commitment, in December 2018, the Washington DC City Council passed the DC Clean Energy Omnibus bill. The bill requires that all electricity purchased in the District be renewable by 2032 and sets a building energy performance standard (BEPS) requiring certain buildings to meet certain minimum energy efficiency standards. Under BEPS, all existing buildings over 50,000 square feet will be required to reach minimum levels of energy efficiency or deliver savings by 2026, with progressively smaller buildings phasing into compliance over the following years. This regulation may require unplanned capital improvements, and increased engagement to manage occupant energy use, which is a large driver of building performance. Properties that cannot meet performance standards within our investment thresholds risk fines for non-compliance, as well as a decrease in demand and a decline in value.

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

Our declaration of trust divides our Board of Trustees into three classes. The initial term of the first class expired at our first annual meeting of shareholders held following the Formation Transaction, and the initial terms of the second and third classes will expire at the second and third annual meetings of shareholders. At the 2018 annual shareholders meeting, shareholders elected successors to trustees of the first class for a two-year term and, at the 2019 annual shareholders meeting, shareholders will elect successors to trustees of the second class for a one-year term. Commencing with the 2020 annual meeting of shareholders, each trustee shall be elected annually for a term of one year and shall hold office until the next succeeding annual meeting and until a successor is duly elected and qualifies. There is no cumulative voting in the election of trustees. Until the 2020 annual meeting of the shareholders, our Board is classified, which may reduce the possibility of a tender offer or an attempt to change control, even though a tender offer or change in control might be in the best interest of our shareholders.

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

Substantially all our assets are owned by subsidiaries. We depend on dividends and distributions from these subsidiaries. The creditors of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or other distributions to us.

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

Although we believe that we are organized and intend to operate to qualify as a REIT for federal income tax purposes, we may fail to remain so qualified. Qualification and taxation as a REIT are governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations and depend on various facts and circumstances that are not entirely within our control. In addition, legislation, new regulations, administrative interpretations or court decisions may significantly change the relevant tax laws and/or the federal income tax consequences of qualifying as a REIT. If, with respect to any taxable year, we fail to maintain our qualification as a REIT and do not qualify under statutory relief provisions, we could not deduct distributions to shareholders in computing our taxable income and would have to pay federal income tax on our taxable income at regular corporate rates. If we had to pay federal income tax, the amount of money available to distribute to shareholders and pay our indebtedness would be reduced for the year or years involved, and we would not be required to make distributions to shareholders in that taxable year and in future years until we were able to qualify as a REIT. In addition, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless we were entitled to relief under the relevant statutory provisions.

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

From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves, or required debt or amortization payments. Further, under amendments to the Code made by federal tax reform legislation , which was signed into law on December 22, 2017 and which we refer to as the 2017 Tax Act, income must be accrued for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, subject to certain exceptions, which could also create mismatches between REIT taxable income and the receipt of cash attributable to such income. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or make taxable distributions of our shares or debt securities to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Further, amounts distributed will not be available to fund investment activities. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares. Any restrictions on our ability to incur additional indebtedness or make certain distributions could preclude us from meeting the 90% distribution requirement. Decreases in funds from operations due to unfinanced expenditures for acquisitions of assets or increases in the number of shares outstanding without commensurate increases in funds from operations would each adversely affect our ability to maintain our current level of distributions to our shareholders. Consequently, there can be no assurance that we will be able to make distributions at the anticipated distribution rate or any other rate.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends, which could depress the market price of our common shares if perceived as a less attractive investment.
The maximum tax rate applicable to income from "qualified dividends" payable by non‑REIT corporations to U.S. shareholders that are individuals, trusts or estates is 20%, and a 3.8% Medicare tax may also apply. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, the 2017 Tax Act temporarily reduces the effective tax rate on ordinary REIT dividends (i.e., dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us) for U.S. holders of our common shares that are individuals, trusts or estates by permitting such holders to claim a deduction in determining their taxable income equal to 20% of any such dividends they receive (but limited to the excess of a holder’s taxable income over net capital gain). Taking into account the 2017 Tax Act’s reduction in the maximum individual federal income tax rate from 39.6% to 37%, this results in a maximum effective rate of federal income tax (exclusive of the 3.8% Medicare tax) on ordinary REIT dividends of 29.6% through 2025, as compared to the 20% maximum federal income tax rate applicable to qualified dividend income received from a non-REIT corporation (although the maximum effective rate applicable to such dividends, after taking into account the 21% federal income tax applicable to non-REIT corporations, is 36.8%). Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, investors who are individuals, trusts or estates may perceive investments in REITs to be relatively less attractive than investments in the shares of non‑REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the per share trading price of our common shares.
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
We believe that our operating partnership will be treated as a partnership for U.S. federal income tax purposes. As a partnership, our operating partnership will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our operating partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of our operating partnership or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as an entity taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would cease to qualify as a REIT. Also, the failure of our operating partnership or any subsidiary partnership to qualify as a partnership could cause the entity to become subject to U.S. federal, state or local corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to us.
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
We own an interest in certain TRSs and may establish additional TRSs in the future. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. If a TRS owns more than 35% percent of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a TRS. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to U.S. federal, state and local income tax as a regular C corporation, and its after-tax net income is available for distribution to the parent REIT but is not required to be distributed. As a result of the enactment of the 2017 Tax Act, effective for taxable years beginning on or after January 1, 2018 our domestic TRSs are subject to U.S. federal income tax on their taxable income at a maximum rate of 21% (as well as applicable state and local income tax), but net operating loss, or NOL, carryforwards of TRS losses arising in taxable years beginning after December 31, 2018 may be deducted only to the extent of 80% of TRS taxable income in the carryforward year (computed without regard to the NOL deduction). In contrast to prior law, which permitted unused NOL carryforwards to be carried back two years and forward 20 years, the 2017 Tax Act provides that losses arising in taxable years ending after December 31, 2018 can no longer be carried back but can be carried forward indefinitely. In addition, a 100% excise tax will be imposed on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis.
A REIT’s ownership of securities of a TRS is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 20% of our total assets may be represented by securities (including securities of one or more TRSs), other than those securities includable in the 75% asset test. We anticipate that the aggregate value of the stock and securities of our TRSs and other nonqualifying assets will be less than 20% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with our TRSs to ensure that they are entered on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS asset limitation or to avoid application of the 100% excise tax discussed above.
Our ability to provide certain services to our tenants may be limited by the REIT provisions of the Code, or we may have to provide such services through a TRS.
As a REIT, we generally cannot provide services to our tenants other than those that are customarily provided by landlords, and we cannot derive income from a third party that provides such services. If we forego providing such services to our tenants, we may be at a disadvantage to competitors who are not subject to the same restrictions. However, we can provide such non‑customary services to tenants and share in the revenue from such services if we do so through a TRS, though income earned through the TRS will be subject to corporate income taxes.
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

In particular, the 2017 Tax Act, which generally took effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions), made many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals, corporations (both regular C corporations as well as corporations that have elected to be taxed as REITs), and the taxation of taxpayers with overseas assets and operations. A number of changes that affect noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our shareholders in various ways, some of which are adverse or potentially adverse compared to prior law. To date, the IRS has issued only some guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require guidance. Technical corrections legislation is still needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future.

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

ITEM 2. PROPERTIES
Note on presentation of "at share" information. We present certain financial information and metrics "at JBG SMITH Share," which refers to our ownership percentage of consolidated and unconsolidated assets in real estate ventures. Financial information "at JBG SMITH Share" is calculated on an entity-by-entity basis. "At JBG SMITH Share" information, which we also refer to as being "at share," "our pro rata share" or "our share," is not, and is not intended to be, a presentation in accordance with GAAP. Because as of December 31, 2018, approximately 9.9% of our assets, as measured by total square feet, were held through real estate ventures, we believe this form of presentation, which includes our economic interests in the unconsolidated real estate ventures, provides investors important information regarding a significant component of our portfolio, its composition, performance and capitalization. We classify our portfolio as "operating," "near-term development" or "future development." "Near-term development" refers to assets that have substantially completed the entitlement process and on which we intend to commence construction within 18 months following December 31, 2018, subject to market conditions. We had no near-term development assets as of December 31, 2018. "Future development" refers to assets that are development opportunities on which we do not intend to commence construction within 18 months of December 31, 2018 where we (i) own land or control the land through a ground lease or (ii) are under a long-term conditional contract to purchase or enter into a leasehold interest with respect to land.
The tables below provide information about each of our commercial, multifamily, near-term development and future development portfolios as of December 31, 2018. Many of our future development parcels are adjacent to or an integrated component of operating commercial or multifamily assets in our portfolio. A significant number of our assets included in the tables below are held through real estate ventures with third parties or are subject to ground leases. In addition to other information, the tables below indicate our percentage ownership, whether the assets are consolidated or unconsolidated and whether the asset is subject to a ground lease.

Commercial Assets

Commercial Assets	% Ownership	C/U (1)	Same Store (2): YTD 2017-2018	Total Square Feet	% Leased	Office % Occupied	Retail % Occupied

D.C.
Universal Buildings	100.0%	C	Y	659,965	98.2%	98.0%	99.6%
2101 L Street	100.0%	C	Y	378,660	98.4%	99.0%	92.6%
1730 M Street (3)	100.0%	C	Y	204,736	88.9%	87.0%	100.0%
1600 K Street	100.0%	C	N	82,011	98.6%	98.3%	100.0%
1700 M Street (4)	100.0%	C	N	34,000	—	—	—
L’Enfant Plaza Office-East (3)	49.0%	U	N	397,057	90.8%	90.8%	—
L’Enfant Plaza Office-North	49.0%	U	N	299,476	95.1%	84.2%	85.9%
L’Enfant Plaza Retail (4)	49.0%	U	N	119,361	82.6%	100.0%	79.8%
The Foundry	9.9%	U	N	223,359	83.2%	76.4%	100.0%
1101 17th Street	55.0%	U	Y	210,730	82.7%	82.7%	82.7%

VA
Courthouse Plaza 1 and 2 (3)	100.0%	C	Y	633,256	85.1%	83.6%	100.0%
2121 Crystal Drive	100.0%	C	Y	505,754	95.3%	95.3%	—
2345 Crystal Drive	100.0%	C	Y	502,526	77.7%	77.5%	100.0%
2231 Crystal Drive	100.0%	C	Y	467,040	87.3%	83.9%	100.0%
1550 Crystal Drive (5)	100.0%	C	Y	451,037	96.0%	81.4%	—
RTC-West (5)	100.0%	C	N	435,998	88.8%	88.8%	—

Commercial Assets	% Ownership	C/U (1)	Same Store (2): YTD 2017-2018	Total Square Feet	% Leased	Office % Occupied	Retail % Occupied
RTC-West Retail	100.0%	C	N	40,025	91.9%	—	91.9%
2011 Crystal Drive	100.0%	C	Y	440,046	90.9%	82.7%	49.7%
2451 Crystal Drive	100.0%	C	Y	398,329	72.9%	72.1%	100.0%
Commerce Executive (5) (6)	100.0%	C	Y	388,562	89.4%	84.3%	95.2%
1235 S. Clark Street	100.0%	C	Y	384,032	85.3%	83.2%	100.0%
241 18th Street S.	100.0%	C	Y	357,685	79.0%	72.4%	91.5%
251 18th Street S.	100.0%	C	Y	342,155	99.4%	100.0%	96.2%
1215 S. Clark Street	100.0%	C	Y	336,159	100.0%	100.0%	100.0%
201 12th Street S.	100.0%	C	Y	329,903	90.5%	87.8%	100.0%
800 North Glebe Road	100.0%	C	N	303,644	100.0%	100.0%	100.0%
2200 Crystal Drive	100.0%	C	Y	282,920	70.6%	44.8%	—
1901 South Bell Street	100.0%	C	Y	277,003	100.0%	100.0%	100.0%
1225 S. Clark Street	100.0%	C	Y	276,952	92.4%	47.1%	100.0%
Crystal City Marriott (345 Rooms)	100.0%	C	Y	266,000	—	—	—
2100 Crystal Drive	100.0%	C	Y	249,281	98.8%	98.8%	—
200 12th Street S.	100.0%	C	Y	202,736	86.7%	86.7%	—
2001 Jefferson Davis Highway	100.0%	C	Y	159,838	67.3%	64.0%	—
1800 South Bell Street (5)	100.0%	C	N	69,621	100.0%	100.0%	100.0%
Crystal City Shops at 2100	100.0%	C	Y	59,574	91.2%	—	91.2%
Crystal Drive Retail	100.0%	C	Y	56,965	97.3%	—	97.3%
Vienna Retail*	100.0%	C	Y	8,584	100.0%	—	100.0%
Stonebridge at Potomac Town Center*	10.0%	U	N	503,683	94.4%	—	93.9%
Pickett Industrial Park	10.0%	U	N	246,145	100.0%	100.0%	—
Rosslyn Gateway-North	18.0%	U	N	143,676	80.8%	79.3%	96.0%
Rosslyn Gateway-South	18.0%	U	N	102,061	84.9%	87.5%	40.4%

MD
7200 Wisconsin Avenue	100.0%	C	N	267,602	72.6%	70.7%	80.8%
One Democracy Plaza* (3)	100.0%	C	Y	213,131	96.8%	94.8%	100.0%
4749 Bethesda Avenue Retail	100.0%	C	N	7,999	47.9%	—	47.9%
11333 Woodglen Drive	18.0%	U	N	62,650	97.6%	97.2%	100.0%

Total / Weighted Average				12,381,927	89.6%	85.3%	93.4%

Recently Delivered
VA
CEB Tower at Central Place (3)	100.0%	C	N	552,540	93.0%	92.6%	100.0%

Operating - Total / Weighted Average				12,934,467	89.8%	85.7%	93.5%

Commercial Assets	% Ownership	C/U (1)	Same Store (2): YTD 2017-2018	Total Square Feet	% Leased	Office % Occupied	Retail % Occupied

Under Construction
D.C.
1900 N Street (3) (7)	55.0%	U		271,433	65.2%
L’Enfant Plaza Office-Southeast	49.0%	U		215,185	74.3%
VA
1770 Crystal Drive (8)	100.0%	C		271,572	2.7%
Central District Retail	100.0%	C		108,825	45.0%
MD
4747 Bethesda Avenue (9)	100.0%	C		291,414	77.7%
Under Construction - Total / Weighted Average				1,158,429	53.5%

Total / Weighted Average				14,092,896	86.7%

Totals at JBG SMITH Share
In service assets				10,741,949	89.4%	85.1%	94.4%
Recently delivered assets				552,540	93.0%	92.6%	100.0%
Operating assets				11,294,489	89.6%	85.5%	94.6%
Under construction assets				926,530	49.5%	—	—
_______________
Note: At 100% share, unless otherwise noted. Excludes our 10% subordinated interests in three commercial buildings held through a real estate venture in which we have no economic interest.
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

(4)
In December 2018, we leased (as landlord) the unimproved land at 1700 M Street for a 99-year term, with no extension options. 1700 M Street is a 34,000 square foot development site located in Washington, D.C.

(5)
The following assets contain space that is held for development or not otherwise available for lease. This out-of-service square footage is excluded from area, leased, and occupancy metrics in the above table.

Commercial Asset	In-Service	Not Available for Lease
1550 Crystal Drive	451,037	43,655
RTC - West	435,998	17,988
Commerce Executive	388,562	14,085
1800 South Bell Street	69,621	150,321

(6)	In February 2019, we sold Commerce Executive for $115.0 million.

(7)	Ownership percentage reflects expected dilution of JBG SMITH as contributions are funded during the construction of the asset. As of December 31, 2018, JBG SMITH's ownership interest was 68.5%.

(8)
Amazon is expected to lease 258,299 SF at 1770 Crystal Drive. With this expected lease with Amazon, the asset would be 97.8% pre-leased, and the pre-leased status of our total under construction portfolio would be 75.8% (77.4% at our share).

(9)	Includes JBG SMITH’s lease for approximately 84,400 square feet.

Multifamily Assets

Multifamily Assets	% Ownership	C/U (1)	Same Store (2): YTD 2017-2018	Number of Units	Total Square Feet	% Leased	Multifamily % Occupied	Retail % Occupied

D.C.
Fort Totten Square	100.0%	C	N	345	384,316	98.6%	95.9%	100.0%

Multifamily Assets	% Ownership	C/U (1)	Same Store (2): YTD 2017-2018	Number of Units	Total Square Feet	% Leased	Multifamily % Occupied	Retail % Occupied

WestEnd25	100.0%	C	Y	283	273,264	96.5%	95.8%	—
North End Retail	100.0%	C	N	—	27,355	100.0%	N/A	100.0%
The Gale Eckington	5.0%	U	N	603	466,716	91.9%	90.2%	100.0%
Atlantic Plumbing	64.0%	U	N	310	245,527	96.0%	93.9%	100.0%

VA
RiverHouse Apartments	100.0%	C	Y	1,670	1,322,016	95.6%	94.1%	100.0%
The Bartlett	100.0%	C	N	699	619,372	95.7%	93.6%	100.0%
220 20th Street	100.0%	C	Y	265	271,476	97.4%	95.8%	100.0%
2221 South Clark Street	100.0%	C	Y	216	164,743	100.0%	100.0%	—
Fairway Apartments*	10.0%	U	N	346	370,850	95.0%	95.1%	—

MD
Falkland Chase-South & West	100.0%	C	N	268	222,949	98.0%	96.6%	—
Falkland Chase-North	100.0%	C	N	170	112,259	97.1%	95.3%	—
Galvan	1.8%	U	N	356	390,641	95.9%	94.9%	96.8%
The Alaire (4)	18.0%	U	N	279	266,497	94.7%	92.8%	100.0%
The Terano (3) (4)	1.8%	U	N	214	195,864	92.4%	91.1%	76.2%

Total / Weighted Average				6,024	5,333,845	95.8%	94.2%	98.3%

Recently Delivered
D.C.
1221 Van Street	100.0%	C	N	291	225,462	83.1%	80.4%	79.8%
Operating - Total / Weighted Average				6,315	5,559,307	95.3%	93.6%	97.2%

Under Construction
D.C.
West Half	100.0%	C		465	388,174
965 Florida Avenue (5)	96.1%	C		433	336,092
Atlantic Plumbing C	100.0%	C		256	225,531
MD
7900 Wisconsin Avenue	50.0%	U		322	359,025
Under Construction - Total				1,476	1,308,822

Total				7,791	6,868,129

Totals at JBG SMITH Share
In service assets				4,240	3,673,835	96.5%	94.9%	100.0%
Recently delivered assets				291	225,462	83.1%	80.4%	79.8%
Operating assets				4,531	3,899,297	95.7%	93.9%	98.1%
Under construction assets				1,298	1,116,337	—	—	—
_______________
Note: At 100% share.
* Not Metro-served.

(1)	"C" denotes a consolidated interest. "U" denotes an unconsolidated interest.

(2)
"Y" denotes an asset as same store and "N" denotes an asset as non-same store. Same store refers to assets that were in service for the entirety of both periods being compared, except for assets for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. No JBG Assets are considered same store.

(3)
The following asset contains space that is held for development or not otherwise available for lease. This out-of-service square footage is excluded from area, leased, and occupancy metrics in the above table.

Multifamily Asset	In-Service	Not Available for Lease
The Terano	195,864	3,904

(4)	Asset is subject to a ground lease.

(5)
Ownership percentage reflects expected dilution of JBG SMITH's real estate venture partner as contributions are funded during the construction of the asset. As of December 31, 2018, JBG SMITH's ownership interest was 88.1%.

Near-Term Developments

As of December 31, 2018, we had no near-term development assets.

Future Developments

						Estimated Commercial SF / Multifamily Units to be Replaced (1)
	Number of Assets						Estimated Total Investment (In thousands)
		Estimated Potential Development Density (SF)
Region		Total	Office	Multifamily	Retail

Owned
D.C.
D.C.	8	1,678,400	312,100	1,357,300	9,000	—	$106,283
VA
National Landing (2)	15	11,038,400	7,551,200	3,341,700	145,500	229,459 SF	353,305
Reston	5	3,483,200	1,299,800	1,971,400	212,000	15 units	79,154
Other VA	4	220,600	88,200	121,300	11,100	21,544 SF	9,081
	24	14,742,200	8,939,200	5,434,400	368,600	251,003 SF / 15 units	441,540
MD
Silver Spring	1	1,276,300	—	1,156,300	120,000	170 units	46,660
Greater Rockville	4	126,500	19,200	88,600	18,700	—	4,294
	5	1,402,800	19,200	1,244,900	138,700	170 units	50,954
Total / weighted average	37	17,823,400	9,270,500	8,036,600	516,300	251,003 SF / 185 units	598,777

Optioned (3)
D.C.
D.C.	3	1,793,600	78,800	1,498,900	215,900	—	114,888
VA
Other VA	1	11,300	—	10,400	900	—	1,071
Total / weighted average	4	1,804,900	78,800	1,509,300	216,800	—	115,959

Total / Weighted Average	41	19,628,300	9,349,300	9,545,900	733,100	251,003 SF / 185 units	$714,736
_______________
Note: At JBG SMITH share.

(1)
Represents management's estimate of the total office and/or retail rentable square feet and multifamily units that would need to be redeveloped to access some of the estimated potential development density.

(2)	Includes 4.1 million square feet of estimated potential development density that JBG SMITH intends to sell to Amazon for $294.0 million.

(3)	As of December 31, 2018, the weighted average remaining term for the optioned future development assets is 5.5 years.

Major Tenants
The following table sets forth information for our 10 largest tenants by annualized rent for the year ended December 31, 2018:

		At JBG SMITH Share
Tenant	Number of Leases	Square Feet	% of Total Square Feet	Annualized Rent (In thousands)	% of Total Annualized Rent
GSA	66	2,487,060	25.6%	$98,745	23.2%
Gartner, Inc.	1	348,847	3.6%	21,629	5.1%
Family Health International	3	295,977	3.0%	14,677	3.5%
Lockheed Martin Corporation	3	274,361	2.8%	13,330	3.1%
WeWork (1)	2	205,565	2.1%	10,890	2.6%
Arlington County	3	237,001	2.4%	9,987	2.4%
Accenture LLP	2	130,716	1.3%	7,371	1.7%
Greenberg Traurig LLP	1	116,067	1.2%	7,136	1.7%
Public Broadcasting Service	1	140,885	1.5%	5,811	1.4%
Evolent Health LLC	1	90,905	0.9%	4,814	1.1%
Total	83	4,327,384	44.4%	$194,390	45.8%
________________
Note: Includes all in-place leases as of December 31, 2018 for office and retail space within JBG SMITH's operating portfolio.
(1) Excludes the WeLive lease at 2221 South Clark Street.

Lease Expirations
The following table sets forth as of December 31, 2018 the scheduled expirations of tenant leases in our operating portfolio for each year from 2019 through 2027 and thereafter, assuming no exercise of renewal options or early termination rights:

		At JBG SMITH Share
Year of Lease Expiration	Number of Leases	Square Feet	% of Total Square Feet	Annualized Rent (in thousands)	% of Total Annualized Rent	Annualized Rent Per Square Foot	Estimated Annualized Rent Per Square Foot at Expiration (1)
Month-to-Month	58	268,723	2.8%	$10,859	2.6%	$40.41	$40.41
2019	136	779,695	8.0%	33,120	7.8%	42.48	42.79
2020	141	1,136,248	11.7%	48,307	11.4%	42.51	43.64
2021	117	914,267	9.4%	42,240	9.9%	46.20	48.78
2022	97	1,334,682	13.7%	58,200	13.7%	43.61	45.20
2023	89	561,432	5.8%	23,483	5.5%	41.83	45.91
2024	81	933,791	9.6%	43,036	10.1%	46.09	50.73
2025	47	386,267	4.0%	14,634	3.4%	37.89	42.58
2026	56	320,468	3.3%	13,649	3.2%	42.59	49.99
2027	44	427,730	4.4%	18,278	4.3%	42.73	51.25
Thereafter	107	2,651,778	27.3%	118,979	28.1%	44.87	57.53
Total / Weighted Average	973	9,715,081	100.0%	$424,785	100.0%	$43.72	$49.29
____________________
Note: Includes all in-place leases as of December 31, 2018 for office and retail space within JBG SMITH's operating portfolio.

(1)
Represents monthly base rent before free rent, plus tenant reimbursements, as of lease expiration multiplied by 12 and divided by square feet. Triple net leases are converted to a gross basis by adding tenant reimbursements to monthly base rent. Tenant reimbursements at lease expiration are estimated by escalating tenant reimbursements as of December 31, 2018, or management’s estimate thereof, by 2.75% annually through the lease expiration year.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends
Our common shares began regular way trading on the New York Stock Exchange, or NYSE, on July 18, 2017, under the symbol "JBGS." On February 20, 2019, there were 902 holders of record of our common shares. This does not reflect individuals or other entities who hold their shares in "street name."

Dividends declared in 2018 totaled $1.00 per common share (regular quarterly dividends of $0.225 per common share each quarter plus a special dividend of $0.10 per common share). Dividends declared in 2017 totaled $0.45 per common share (regular quarterly dividends of $0.225 per common share each quarter following the Formation Transaction). While future declarations of dividends will be made at the discretion of our Board of Trustees and will depend upon cash generated by our operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as our Board of Trustees deems relevant, management expects regular quarterly dividends in 2019 will be comparable in amount with those declared in 2018. To qualify for the beneficial tax treatment accorded to REITs under the Code, we are currently required to make distributions to holders of our shares in an amount equal to at least 90% of our REIT taxable income as defined in Section 857 of the Code.

The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2019 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, the capital gain dividends are generally taxable to the shareholder as long-term capital gains.

Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings of under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return of our common shares, the S&P MidCap 400 Index and the FTSE NAREIT Equity Office Index, from July 18, 2017 (the completion date of the Formation Transaction) through December 31, 2018. The comparison assumes $100 was invested on July 18, 2017 in our common shares and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the FTSE NAREIT Equity Office Index because we believe that it is representative of the industry in which we compete and is relevant to an assessment of our performance. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	Period Ending
	7/18/2017	9/30/2017	12/31/2017	3/31/2018	6/30/2018	9/30/2018	12/31/2018
JBG SMITH Properties	100.00	91.86	94.51	91.74	99.85	101.46	97.36
S&P MidCap 400 Index	100.00	102.22	108.61	107.78	112.40	116.75	96.58
FTSE NAREIT Equity Office Index	100.00	99.26	102.57	95.14	102.02	99.52	87.70

Sales of Unregistered Shares

During the year ended December 31, 2018, we did not sell any unregistered securities.
Repurchases of Equity Securities
During the year ended December 31, 2018, we did not repurchase any of our equity securities.
Equity Compensation Plan Information
Information regarding equity compensation plans is presented in Part III, Item 12 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The following table includes selected consolidated and combined financial data set forth as of and for each of the five years in the period ended December 31, 2018. The consolidated balance sheets as of December 31, 2018 and 2017 reflect the consolidation of properties that are wholly owned and properties in which we own less than 100% interest, including JBG SMITH LP, but in which we have a controlling interest. The consolidated statement of operations for the year ended December 31, 2018 includes our consolidated accounts. The consolidated and combined statement of operations for the year ended December 31, 2017 includes our consolidated accounts and the combined accounts of the Vornado Included Assets. Accordingly, the results presented for the year ended December 31, 2017 reflect the operations, comprehensive income (loss), and changes in cash flows and equity on a carved-out and combined basis for the period from January 1, 2017 through the date of the Separation and on a consolidated basis subsequent to the Separation. Consequently, our results for the periods before and after the Formation Transaction are not directly comparable. The financial data for the periods prior to the Separation are derived from audited combined financial statements. This selected financial data should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and our audited consolidated and combined financial statements and related notes included in Part II, Items 7 and 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Statement of Operations Data:
Total revenue	$644,182	$543,013	$478,519	$470,607	$472,923
Depreciation and amortization	211,436	161,659	133,343	144,984	112,046
Property operating	148,081	118,836	100,304	101,511	101,597
Real estate taxes	71,054	66,434	57,784	58,874	56,165
General and administrative:
Corporate and other	33,728	39,350	48,753	44,424	46,188
Third-party real estate services	89,826	51,919	19,066	18,217	18,308
Share-based compensation related to Formation Transaction and special equity awards	36,030	29,251	—	—	—
Transaction and other costs	27,706	127,739	6,476	—	—
Total expenses	617,861	595,188	365,726	368,010	334,304
Other income (expense):
Income (loss) from unconsolidated real estate ventures, net	39,409	(4,143)	(947)	(4,283)	(1,278)
Interest and other income, net	15,168	1,788	2,992	2,557	1,338
Interest expense	(74,447)	(58,141)	(51,781)	(50,823)	(57,137)
Gain on sale of real estate	52,183	—	—	—	—
Loss on extinguishment of debt	(5,153)	(701)	—	—	—
Gain (reduction of gain) on bargain purchase	(7,606)	24,376	—	—	—
Total other income (expense)	19,554	(36,821)	(49,736)	(52,549)	(57,077)
Income (loss) before income tax benefit (expense)	45,875	(88,996)	63,057	50,048	81,542
Income tax benefit (expense)	738	9,912	(1,083)	(420)	(242)
Net income (loss)	46,613	(79,084)	61,974	49,628	81,300
Net (income) loss attributable to redeemable noncontrolling interests	(6,710)	7,328	—	—	—
Net loss attributable to noncontrolling interest	21	3	—	—	—
Net income (loss) attributable to common shareholders	$39,924	$(71,753)	$61,974	$49,628	$81,300
Earnings (loss) per common share:
Basic	$0.31	$(0.70)	$0.62	$0.49	$0.81
Diluted	$0.31	$(0.70)	0.62	0.49	0.81
Weighted average number of common shares outstanding - basic and diluted	119,176	105,359	100,571	100,571	100,571
Dividends declared per common share	$1.00	$0.45	$—	$—	$—
Balance Sheet Data:
Real estate, net	$4,740,859	$5,006,174	$3,224,622	$3,129,973	$3,011,407
Total assets	5,997,285	6,071,807	3,660,640	3,575,878	3,357,744
Mortgages payable, net	1,838,381	2,025,692	1,165,014	1,302,956	1,277,889
Revolving credit facility	—	115,751	—	—	—
Unsecured term loan, net	297,129	46,537	—	—	—
Redeemable noncontrolling interests	558,140	609,129	—	—	—
Total equity	2,987,352	2,974,814	2,121,984	2,059,491	1,988,915
Cash Flow Statement Data:
Provided by operating activities	$188,193	$74,183	$159,541	$178,230	$187,386
Provided by (used in) investing activities	66,327	(7,676)	(258,807)	(236,617)	(239,336)
Provided by (used in) financing activities	(193,545)	239,787	51,083	122,671	33,353

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated and combined financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Organization and Basis of Presentation

JBG SMITH was organized by Vornado as a Maryland REIT on October 27, 2016 for the purpose of receiving, via the spin-off on July 17, 2017, substantially all of the assets and liabilities of Vornado’s Washington, D.C. segment, which operated as Vornado / Charles E. Smith. On July 18, 2017, JBG SMITH acquired the management business and certain assets and liabilities of JBG. Substantially all of our assets are held by, and our operations are conducted through, JBG SMITH LP.

Prior to the Separation from Vornado, JBG SMITH was a wholly owned subsidiary of Vornado and had no material assets or operations. On July 17, 2017, Vornado distributed 100% of the then outstanding common shares of JBG SMITH on a pro rata basis to the holders of its common shares. Prior to such distribution by Vornado, Vornado Realty L.P. ("VRLP"), Vornado's operating partnership, distributed OP Units in JBG SMITH LP on a pro rata basis to the holders of VRLP's common limited partnership units, consisting of Vornado and the other common limited partners of VRLP. Following such distribution by VRLP and prior to such distribution by Vornado, Vornado contributed to JBG SMITH all of the OP Units it received in exchange for common shares of JBG SMITH. Each Vornado common shareholder received one JBG SMITH common share for every two Vornado common shares held as of the close of business on July 7, 2017 (the "Record Date"). Vornado and each of the other limited partners of VRLP received one JBG SMITH LP OP Unit for every two common limited partnership units in VRLP held as of the close of business on the Record Date.

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

The following is a discussion of the historical results of operations and liquidity and capital resources of JBG SMITH as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, which includes results prior to the consummation of the Formation Transaction. The historical results presented prior to the consummation of the Formation Transaction include the Vornado Included Assets, all of which were under common control of Vornado until July 17, 2017. Unless otherwise specified, the discussion of the historical results prior to July 18, 2017 does not include the results of the JBG Assets. Consequently, our results for the periods before and after the Formation Transaction are not directly comparable.
References to the financial statements refer to our consolidated and combined financial statements as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018. References to the balance sheets refer to our consolidated balance sheets as of December 31, 2018 and 2017. References to the statements of operations refer to our consolidated and combined statements of operations for each of the three years in the period ended December 31, 2018. References to the statements of cash flows refer to our consolidated and combined statements of cash flows for each of the three years in the period ended December 31, 2018.
The accompanying financial statements are prepared in accordance with GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The historical financial results for the Vornado Included Assets reflect charges for certain corporate costs allocated by the former parent which were based on either actual costs incurred or a proportion of costs estimated to be applicable to the Vornado Included Assets based on an analysis of key metrics, including total revenues. Such costs do not necessarily reflect what the actual costs would have been if JBG SMITH had been operating as a separate standalone public company. These charges are discussed further in Note 20 to the financial statements included herein.
We have elected to be taxed as a REIT under sections 856-860 of the Code. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as dividends to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Prior to the Separation, Vornado operated as a REIT and distributed 100% of its REIT taxable income to its shareholders; accordingly, no provision for federal income taxes has been made in the accompanying financial statements for the periods prior to the Separation. We have adhered and intend to continue to adhere to these requirements and maintain our REIT status in future periods.

As a REIT, we can reduce our taxable income by distributing all or a portion of such taxable income to shareholders. Future distributions will be declared and paid at the discretion of the Board of Trustees and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual dividend requirements under the REIT provisions of the Code, and such other factors as our Board of Trustees deems relevant.
We also participate in the activities conducted by our subsidiary entities that have elected to be treated as TRSs under the Code. As such, we are subject to federal, state, and local taxes on the income from these activities. Income taxes attributable to our TRSs are accounted for under the asset and liability method. Under the asset and liability method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.
We aggregate our operating segments into three reportable segments (commercial, multifamily, and third-party asset management and real estate services) based on the economic characteristics and nature of our assets and services.
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
Overview
We own and operate a portfolio of high-quality commercial and multifamily assets, many of which are amenitized with ancillary retail. Our portfolio reflects our longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area that have high barriers to entry and key urban amenities, including being within walking distance of a Metro station. On November 13, 2018, Amazon announced publicly the selection of sites that we own in National Landing as the location of Amazon HQ2, subject to negotiation and execution of definitive documentation between Amazon and JBG SMITH, and subject to the approval of tax incentives by the Commonwealth of Virginia and Arlington County. We anticipate that we will enter into agreements with Amazon pursuant to which Amazon will engage us as its development manager, property manager, and retail leasing agent for Amazon HQ2. In addition, we granted Amazon the exclusive right for a limited time to lease approximately 500,000 square feet of existing office space at 241 18th Street S., 1800 South Bell Street and 1770 Crystal Drive, and the right to acquire the Pen Place and Met 6, 7 and 8 land in our future development pipeline with estimated potential development density of up to approximately 4.1 million square feet.
During 2018, we sold or recapitalized approximately $875.0 million of assets that were identified for sale because of their relatively low expected return potential and their high tax basis, enabling better capital retention. The assets sold generated approximately $30.0 million of NOI in 2018. Also, consistent with our approach to capital recycling, in the competitive Washington, D.C. office leasing market, we are focused on retaining tenants and avoiding the costly concessions associated with backfilling vacancy. We believe this approach produces a higher comparable return while better positioning assets for potential sale or recapitalization, and simultaneously de-risking them at a time of greater supply and cyclical downturn risk. The lease renewals we executed in 2017 and 2018 will further reduce our NOI in 2019, primarily due to free rent associated with these early renewals. As the free rent in these leases burns off, and our under construction assets deliver, we expect our NOI to grow and surpass 2018 levels by the second half of 2020.
As of December 31, 2018, our Operating Portfolio consists of 62 operating assets comprising 46 commercial assets totaling approximately 12.9 million square feet (11.3 million square feet at our share) and 16 multifamily assets totaling 6,315 units (4,531 units at our share). Additionally, we have (i) nine assets under construction comprising five commercial assets totaling approximately 1.2 million square feet (927,000 square feet at our share) and four multifamily assets totaling 1,476 units (1,298 units at our share); and (ii) 41 future development assets totaling approximately 23.1 million square feet (19.6 million square feet at our share) of estimated potential development density.
Key highlights of operating results for the year ended December 31, 2018 included:

•
net income attributable to common shareholders of $39.9 million, or $0.31 per diluted common share, for the year ended December 31, 2018 as compared to a net loss of $71.8 million, or $0.70 per diluted common share, for the year ended December 31, 2017. Net income attributable to common shareholders for the year ended December 31, 2018 included gains on the sale of real estate of $52.2 million and transaction and other costs of $27.7 million. Net loss attributable to common shareholders for the year ended December 31, 2017 included transaction and other costs of $127.7 million and a gain on bargain purchase of $24.4 million;

•	operating commercial portfolio leased and occupied percentages at our share of 89.6% and 85.5% as of December 31, 2018 compared to 88.0% and 87.2% as of December 31, 2017;

•	operating multifamily portfolio leased and occupied percentages at our share of 95.7% and 93.9% as of December 31, 2018 compared to 95.7% and 93.8% as of December 31, 2017;

•
the leasing of approximately 2.0 million square feet, or 1.8 million square feet at our share, at an initial rent (1) of $46.64 per square foot and a GAAP-basis weighted average rent per square foot (2) of $48.39 for the year ended December 31, 2018; and

•	a decrease in same store (3) net operating income of 1.1% to $250.3 million for the year ended December 31, 2018 as compared to $253.0 million for the year ended December 31, 2017.
_________________

(1)	Represents the cash basis weighted average starting rent per square foot, which excludes free rent and fixed escalations.

(2)	Represents the weighted average rent per square foot that is recognized over the term of the respective leases, including the effect of free rent and fixed escalations.

(3)
Includes the results of the properties that are owned, operated and in service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. Excludes the JBG Assets acquired in the Combination.

Additionally, investing and financing activity during the year ended December 31, 2018 included:

•
the sale of four commercial assets located in Washington D.C. and Reston, Virginia, a future development asset located in Reston, Virginia, and the out-of-service portion of a multifamily asset located in Silver Spring, Maryland, for an aggregate gross sales price of $427.4 million, resulting in gains on sale of real estate of $52.2 million. See Note 4 to the financial statements for additional information;

•	the leasing of the unimproved land at 1700 M Street for a 99-year term, with no extension options;

•	the acquisition of a 4.25-acre land parcel, Potomac Yard Land Bay H located in Alexandria, Virginia, for $23.0 million;

•
the closing of a real estate venture with Canadian Pension Plan Investment Board ("CPPIB") to develop and own 1900 N Street, an under construction commercial asset in Washington, D.C. We contributed 1900 N Street, valued at $95.9 million, to the real estate venture, and CPPIB has committed to contribute approximately $101.3 million to the venture for a 45.0% interest, which will reduce our ownership interest from 100.0% at the real estate venture's formation to 55.0% as contributions are funded;

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

•
the sale of The Warner, a 583,000 square foot office building located in Washington, D.C., by our unconsolidated real estate venture with CPPIB for $376.5 million. In connection with the sale, the unconsolidated real estate venture recognized a gain on sale of $32.5 million, of which our proportionate share was $20.6 million;

•
a $50.0 million draw under our unsecured term loan maturing in January 2023, in accordance with the delayed draw provisions of the credit facility, bringing the outstanding borrowings under the term loan facility to $100.0 million. Concurrent with the draw, we entered into an interest rate swap agreement effectively to convert the variable interest rate to a fixed interest rate;

•
a $200.0 million draw under our unsecured term loan maturing in July 2024, in accordance with the delayed draw provisions of the credit facility. We also repaid all outstanding revolving credit facility balances;

•
aggregate borrowings under mortgages payable totaling $118.1 million, of which $47.5 million relates to the principal balance on a new mortgage loan collateralized by 1730 M Street and the remainder related to construction draws under mortgages payable;

•	the repayment of mortgages payable with an aggregate principal balance of $298.1 million and recognized losses on the extinguishment of debt in conjunction with these repayments of $5.2 million;

•
declared cash dividends totaling $1.00 (regular dividends of $0.90 per common share and a special dividend of $0.10 per common share). Regular quarterly dividends declared in December 2018 of $0.225 per common share and a special dividend of $0.10 per common share were paid in January 2019; and

•	the investment of $385.9 million in development costs, construction in progress and real estate additions.
Activity subsequent to December 31, 2018 included:

•	the sale of Commerce Executive, an office building located in Reston, Virginia, for the gross sales price of $115.0 million;

•
the issuance of an additional 442,395 long-term incentive partnership units ("LTIP Units") and 477,640 performance-based LTIP Units ("Performance-Based LTIP Units") to management and employees with an estimated aggregate fair value of $24.5 million; and

•	the redemption of 1.7 million OP units, which we elected to redeem for an equivalent number of our common shares.

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
The fair value of the mortgages payable assumed is determined using current market interest rates for comparable debt financings. The fair values of the interest rate swaps and caps are based on the estimated amounts we would receive or pay to terminate the contract at the acquisition date and are determined using interest rate pricing models and observable inputs. The carrying value of cash, restricted cash, working capital balances, leasehold improvements and equipment, and other assets acquired and liabilities assumed approximates fair value.
Real Estate
Real estate is carried at cost, net of accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred and are included in "Property operating expenses" in our statements of operations. As real estate is undergoing redevelopment activities, all property operating expenses directly associated with and attributable to the redevelopment, including interest expense, are capitalized to the extent that we believe such costs are recoverable through the value of the property. The capitalization period ends when redevelopment activities are substantially complete. General and administrative costs are expensed as incurred. Depreciation requires an estimate of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. Depreciation is recognized on a straight‑line basis over estimated useful lives, which range from three to 40 years. Tenant improvements are amortized on a straight‑line basis over the lives of the related leases, which approximate the useful lives of the tenant improvements. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period in “Depreciation and amortization expense.”
Construction in progress, including land, is carried at cost, and no depreciation is recorded. Real estate undergoing significant renovations and improvements is considered to be under development. All direct and indirect costs related to development activities are capitalized into "Construction in progress, including land" on our balance sheets, except for certain demolition costs, which are expensed as incurred. Direct development costs incurred include: pre-development expenditures directly related to a specific project, development and construction costs, interest, insurance and real estate taxes. Indirect development costs include: employee salaries and benefits, travel and other related costs that are directly associated with the development. Our method of calculating capitalized interest expense is based upon applying our weighted average borrowing rate to the actual accumulated expenditures if the property does not have property specific debt. If the property is encumbered by specific debt, we will capitalize both the interest incurred applicable to that debt and additional interest expense using our weighted average borrowing rate for any accumulated expenditures in excess of the principal balance of the debt encumbering the property. The capitalization of such expenses ceases when the real estate is ready for its intended use, but no later than one-year from substantial completion of major construction activity. If we determine that a construction project is no longer viable, all capitalized pre-development project costs are immediately expensed.
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

Share-Based Compensation
The fair value of OP Units, formation awards, LTIP Units, LTIP Units with time-based vesting requirements, Performance-Based LTIP Units, and Employee Share Purchase Plan common shares granted to our trustees, management and employees is determined, depending on the type of award, using the Monte Carlo or Black-Scholes methods, which is intended to estimate the fair value of the awards at the grant date using dividend yields, expected volatilities that are primarily based on available implied data and peer group companies' historical data and post-vesting restriction periods. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The shortcut method is used for determining the expected life used in the valuation method.

Compensation expense is based on the fair value of our common shares at the date of the grant and is recognized ratably over the vesting period using a graded vesting attribution model. We account for forfeitures as they occur.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of the potential impact of the adoption of any new accounting pronouncements.
Results of Operations
Comparison of the Year Ended December 31, 2018 to 2017
The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the year ended December 31, 2018 as compared to the same period in 2017:

	Year Ended December 31,
	2018	2017	% Change
	(In thousands)
Property rentals revenue	$499,835	$436,625	14.5%
Tenant reimbursements revenue	39,290	37,985	3.4%
Third-party real estate services revenue, including reimbursements	98,699	63,236	56.1%
Depreciation and amortization expense	211,436	161,659	30.8%
Property operating expense	148,081	118,836	24.6%
Real estate taxes expense	71,054	66,434	7.0%
General and administrative expense:
Corporate and other	33,728	39,350	(14.3)%
Third-party real estate services	89,826	51,919	73.0%
Share-based compensation related to Formation Transaction and special equity awards	36,030	29,251	23.2%
Transaction and other costs	27,706	127,739	(78.3)%
Income (loss) from unconsolidated real estate ventures, net	39,409	(4,143)	*
Interest and other income, net	15,168	1,788	748.3%
Interest expense	74,447	58,141	28.0%
Gain on sale of real estate	52,183	—	*
Loss on extinguishment of debt	5,153	701	635.1%
Gain (reduction of gain) on bargain purchase	(7,606)	24,376	*
______________
* Not meaningful.
Property rentals revenue increased by approximately $63.2 million, or 14.5%, to $499.8 million in 2018 from $436.6 million in 2017. The increase was primarily due to $66.2 million of revenue associated with the assets acquired in the Combination, including $32.4 million of revenue associated with placing CEB Tower at Central Place and 1221 Van Street into service, partially offset by a decrease of $3.0 million in revenue associated with the Vornado Included Assets, primarily due to the sale of the Bowen building.
Tenant reimbursements revenue increased by approximately $1.3 million, or 3.4%, to $39.3 million in 2018 from $38.0 million in 2017. The increase was primarily due to an increase of $2.9 million associated with the assets acquired in the Combination, partially offset by a decrease of $1.6 million associated with the Vornado Included Assets primarily due to lower tax assessments and the sale of the Bowen building, offset by an increase in construction services provided to tenants.
Third-party real estate services revenue, including reimbursements, increased by approximately $35.5 million, or 56.1%, to $98.7 million in 2018 from $63.2 million in 2017. The increase was primarily due to the real estate services business acquired in the Combination, partially offset by lower payroll reimbursements related to third-party arrangements that were terminated during 2017 and early 2018.

Depreciation and amortization expense increased by approximately $49.8 million, or 30.8%, to $211.4 million in 2018 from $161.7 million in 2017. The increase was primarily due to depreciation and amortization expense associated with the assets acquired in the Combination, including $13.4 million of depreciation and amortization expense associated with placing CEB Tower at Central Place and 1221 Van Street into service and $11.6 million related to the write-off of assets associated with the redevelopment of 1770 Crystal Drive.
Property operating expense increased by approximately $29.2 million, or 24.6%, to $148.1 million in 2018 from $118.8 million in 2017. The increase was primarily due to property operating expense of $20.4 million associated with the assets acquired in the Combination, including $7.3 million of operating expense associated with placing CEB Tower at Central Place and 1221 Van Street into service and an increase of $8.8 million associated with the Vornado Included Assets primarily due to higher ground rent, corporate allocation and marketing expenses, partially offset by the sale of the Bowen Building and Executive Tower and lower bad debt expense.
Real estate tax expense increased by approximately $4.6 million, or 7.0%, to $71.1 million in 2018 from $66.4 million in 2017. The increase was primarily due to real estate tax expense of $8.6 million associated with the assets acquired in the Combination, including $2.6 million associated with placing CEB Tower at Central Place and 1221 Van Street into service, partially offset by a $4.0 million decrease associated with the Vornado Included Assets due to lower tax assessments and the sale of the Bowen Building and Executive Tower.
General and administrative expense: corporate and other decreased by approximately $5.6 million, or 14.3%, to $33.7 million in 2018 from $39.4 million in 2017. The decrease was due to lower corporate overhead costs in the 2018 period compared to the amount allocated and recorded in the 2017 period, including expenses incurred in the operation and management of our properties subsequent to the Formation Transaction that were previously included in general and administrative expenses. This decrease was partially offset by an increase in general and administrative expenses associated with the operations acquired in the Combination.
General and administrative expense: third-party real estate services increased by approximately $37.9 million, or 73.0%, to $89.8 million in 2018 from $51.9 million in 2017 primarily due to the real estate services business acquired in the Combination.
General and administrative expense: share-based compensation related to Formation Transaction and special equity awards of $36.0 million in 2018 and $29.3 million in 2017 consists of expenses related to share-based compensation issued in connection with the Formation Transaction and special equity awards issued related to our successful pursuit of Amazon HQ2.
Transaction and other costs of $27.7 million in 2018 comprised fees and expenses incurred in connection with the Formation Transaction (including transition services provided by our former parent, integration costs and severance costs) of $15.9 million, costs related to other completed, potential and pursued transactions of $9.0 million and costs related to the successful pursuit of Amazon HQ2 at our properties in National Landing of $2.8 million. Transaction and other costs of $127.7 million in 2017 consist primarily of fees and expenses incurred in connection with the Formation Transaction, including severance and transaction bonus expense of $40.8 million, investment banking fees of $33.6 million, legal fees of $13.9 million and accounting fees of $10.8 million.
Income from unconsolidated real estate ventures, net increased by approximately $43.6 million to $39.4 million in 2018 from a $4.1 million loss in 2017. The increase was primarily due to the sale of The Warner by our unconsolidated real estate venture for a gain to us of $20.6 million and the sale of our 5.0% interest in a real estate venture that owned the Investment Building, resulting in a gain of $15.5 million.
Interest and other income increased by approximately $13.4 million, or 748.3%, to $15.2 million in 2018 from $1.8 million in 2017. The increase was primarily due to the reduction of an assumed lease liability, higher interest income and higher income from other investments.
Interest expense increased by approximately $16.3 million, or 28.0%, to $74.4 million in 2018 from $58.1 million in 2017. The increase was primarily due to interest expense associated with the assets acquired in the Combination, additional term loan borrowings and higher interest rates, partially offset by the repayment of mortgages.
Gain on the sale of real estate of $52.2 million is primarily related to the sale of Summit I and II, the Bowen Building, Executive Tower, 1233 20th Street and the out-of-service portion of Falkland Chase - North during 2018. See Note 4 to the financial statements for additional information.
Loss on extinguishment of debt of $5.2 million in 2018 and $701,000 in 2017 is related to our repayment of various mortgages payable during the period.
The gain on bargain purchase of $24.4 million in 2017 represents the fair value of the identifiable net assets acquired in excess of the purchase consideration in the Combination. The reduction of the gain on bargain purchase of $7.6 million in 2018 is the result of finalizing the fair values used in the purchase price allocation related to the Combination.

Comparison of the Year Ended December 31, 2017 to 2016
The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the year ended December 31, 2017 as compared to the same period in 2016:

	Year Ended December 31,
	2017	2016	% Change
	(In thousands)
Property rentals revenue	$436,625	$401,595	8.7%
Tenant reimbursements revenue	37,985	37,661	0.9%
Third-party real estate services revenue, including reimbursements	63,236	33,882	86.6%
Depreciation and amortization expense	161,659	133,343	21.2%
Property operating expense	118,836	100,304	18.5%
Real estate taxes expense	66,434	57,784	15.0%
General and administrative expense:
Corporate and other	39,350	48,753	(19.3)%
Third-party real estate services	51,919	19,066	172.3%
Share-based compensation related to Formation Transaction and special equity awards	29,251	—	*
Transaction and other costs	127,739	6,476	1,872.5%
Loss from unconsolidated real estate ventures, net	4,143	947	337.5%
Interest expense	58,141	51,781	12.3%
Loss on extinguishment of debt	701	—	*
Gain on bargain purchase	24,376	—	*
Net loss attributable to redeemable noncontrolling interests	7,328	—	*
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
Depreciation and amortization expense increased by approximately $28.3 million, or 21.2%, to $161.7 million in 2017 from $133.3 million in 2016. The increase was primarily due to depreciation and amortization expense associated with the assets acquired in the Combination.
Property operating expense increased by approximately $18.5 million, or 18.5%, to $118.8 million in 2017 from $100.3 million in 2016. The increase was primarily due to property operating expenses of $10.4 million associated with the assets acquired in the Combination, an increase of $7.8 million related to expenses incurred in the operation and management of our properties subsequent to the Formation Transaction that were previously included in general and administrative expenses, and an increase of approximately $400,000 associated with existing assets due primarily to higher bad debt expense, partially offset by lower tenant services expense and lower utilities.

Real estate tax expense increased by approximately $8.7 million, or 15.0%, to $66.4 million in 2017 from $57.8 million in 2016. The increase was primarily due to real estate tax expense of $4.8 million associated with the assets acquired in the Combination, an increase in the tax assessments and lower capitalized real estate taxes.
General and administrative expense: corporate and other decreased by approximately $9.4 million, or 19.3%, to $39.4 million in 2017 from $48.8 million in 2016. The decrease was due to lower corporate allocated overhead costs associated with our former parent and a decrease of $7.8 million related to expenses incurred in the operation and management of our properties subsequent to the Formation Transaction that were previously included in general and administrative expenses, partially offset by an increase in general operating expenses associated with the operations acquired in the Combination.
General and administrative expense: third-party real estate services increased by approximately $32.9 million, or 172.3%, to $51.9 million in 2017 from $19.1 million in 2016 primarily due to the real estate services business acquired in the Combination.
General and administrative expense: share-based compensation related to Formation Transaction and special equity awards of $29.3 million in 2017 consists of expense related to share-based compensation issued in connection with the Formation Transaction.
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
Interest expense increased by approximately $6.4 million, or 12.3%, to $58.1 million in 2017 from $51.8 million in 2016. The increase was primarily due to $3.3 million of interest expense associated with the assets acquired in the Combination and lower capitalized interest related to The Bartlett multifamily asset which was placed into service during the second quarter of 2016.
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
NOI and Same Store NOI
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

For the year ended December 31, 2018, all of the JBG Assets and two Vornado Included Assets (The Bartlett and 1800 South Bell Street) were not included in the same store comparison as they were not in service during portions of the periods being compared. Additionally, the Bowen Building, Executive Tower, the Investment Building and 1233 20th Street were excluded because these assets were sold during the period.

Same store NOI decreased by $2.7 million, or 1.1%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease in same store NOI for the year ended December 31, 2018, was largely attributable to rental abatements, increased ground rent expense at Courthouse Plaza 1 and 2, and anticipated tenant move-outs.

The following table reflects the reconciliation of net income (loss) attributable to common shareholders to NOI and same store NOI for the periods presented:

	Year Ended December 31,
	2018	2017
	(In thousands)
Net income (loss) attributable to common shareholders	$39,924	$(71,753)
Add:
Depreciation and amortization expense	211,436	161,659
General and administrative expense:
Corporate and other	33,728	39,350
Third-party real estate services	89,826	51,919
Share-based compensation related to Formation Transaction and special equity awards	36,030	29,251
Transaction and other costs	27,706	127,739
Interest expense	74,447	58,141
Loss on extinguishment of debt	5,153	701
Reduction of gain (gain) on bargain purchase	7,606	(24,376)
Income tax benefit	(738)	(9,912)
Net (income) loss attributable to redeemable noncontrolling interests	6,710	(7,328)
Less:
Third-party real estate services, including reimbursements	98,699	63,236
Other income	6,358	5,167
Income (loss) from unconsolidated real estate ventures, net	39,409	(4,143)
Interest and other income, net	15,168	1,788
Gain on sale of real estate	52,183	—
Net loss attributable to noncontrolling interests	21	3
Consolidated NOI	319,990	289,340
NOI attributable to consolidated JBG Assets (1)	—	24,936
Proportionate NOI attributable to unconsolidated JBG Assets (1)	—	8,688
Proportionate NOI attributable to unconsolidated real estate ventures	36,824	21,530
Non-cash rent adjustments (2)	(10,349)	(6,715)
Other adjustments (3)	19,638	11,587
Total adjustments	46,113	60,026
NOI	366,103	349,366
Non-same store NOI (4)	115,801	96,342
Same store NOI (5)	$250,302	$253,024

Growth in same store NOI	(1.1)%
Number of properties in same store pool	32

___________________________________________________

(1)	Includes financial information for the JBG Assets as if the Combination had been completed as of the beginning of the period presented.

(2)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.

(3)
Adjustment to include other income and payments associated with assumed lease liabilities related to operating properties, and exclude incidental income generated by development assets and commercial lease termination revenue. Includes property management fees of approximately $16.6 million and $7.8 million for the years ended December 31, 2018 and 2017.

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

Reportable Segments
We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. Our reportable segments are aligned with our method of internal reporting and the way our Chief

Executive Officer, who is also our Chief Operating Decision Maker ("CODM"), makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we aggregate our operating segments into three reportable segments (commercial, multifamily and third-party asset management and real estate services) based on the economic characteristics and nature of our assets and services. To conform to the current period presentation, we have reclassified the prior period segment financial data for certain properties that had been classified as part of other to the commercial and multifamily segments and the elimination of intersegment activity has been included as part of other. The commercial segment was previously referred to as the office segment.

The CODM measures and evaluates the performance of our operating segments, with the exception of the third-party asset management and real estate services business, based on the NOI of properties within each segment. NOI includes property rental revenues and tenant reimbursements and deducts property operating expenses and real estate taxes.

With respect to the third-party asset management and real estate services business, the CODM reviews revenues streams generated by this segment ("Third-party real estate services, including reimbursements"), as well as the expenses attributable to the segment ("General and administrative: third-party real estate services"), which are disclosed separately in the statements of operations and discussed in the preceding pages under "Results of Operations." The following presents a reconciliation of revenue from our third-party asset management and real estate services business, excluding reimbursements and service revenue, to "Third-party real estate services revenue, including reimbursements":

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Property management fees	$24,831	$16,022	$10,643
Asset management fees	14,910	10,083	—
Leasing fees	6,658	3,639	4,635
Development fees	7,592	3,653	396
Construction management fees	2,892	2,220	1,182
Other service revenue	2,801	712	223
Third-party real estate services revenue, excluding reimbursements and service revenue	59,684	36,329	17,079
Reimbursements and service revenue	39,015	26,907	16,803
Third-party real estate services revenue, including reimbursements	$98,699	$63,236	$33,882

Increases in property management fees, asset management fees and reimbursements and service revenue are primarily due to the real estate services business acquired in the Combination.

Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

Rental revenue is calculated as property rentals plus tenant reimbursements. Rental expense is calculated as property operating expenses plus real estate taxes. NOI is calculated as rental revenue less rental expense. See Note 18 to the financial statements for the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI for each of the three years in the period ended December 31, 2018.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Rental revenue:
Commercial	$430,042	$383,897	$356,494
Multifamily	109,357	91,569	66,855
Other (1)	(274)	(856)	15,907
Total rental revenue	539,125	474,610	439,256

Rental expense:
Commercial	171,612	148,247	137,263
Multifamily	45,782	35,653	24,231
Other (1)	1,741	1,370	(3,406)
Total rental expense	219,135	185,270	158,088

Consolidated NOI:
Commercial	258,430	235,650	219,231
Multifamily	63,575	55,916	42,624
Other (1)	(2,015)	(2,226)	19,313
Consolidated NOI	$319,990	$289,340	$281,168
_________________

(1)	Includes future development assets, corporate entities and the elimination of intersegment activity.
Comparison of the Year Ended December 31, 2018 to 2017
Commercial: Rental revenue increased by $46.1 million, or 12.0%, to $430.0 million in 2018 from $383.9 million in 2017. Consolidated NOI increased by $22.8 million, or 9.7%, to $258.4 million in 2018 from $235.7 million in 2017. The increase in rental revenue and consolidated NOI is primarily due to revenue associated with assets acquired in the Combination, including placing CEB Tower at Central Place into service, partially offset by the sale of the Bowen Building, Summit I and II and Executive Tower, a decrease in occupancy at 2345 Crystal Drive and an increase in rent abatements.
Multifamily: Rental revenue increased by $17.8 million, or 19.4%, to $109.4 million in 2018 from $91.6 million in 2017. Consolidated NOI increased by $7.7 million, or 13.7%, to $63.6 million in 2018 from $55.9 million in 2017. The increase in rental revenue and consolidated NOI is primarily due to the assets acquired in the Combination, including placing 1221 Van Street into service, and an increase in occupancy and associated rentals at The Bartlett.
Comparison of the Year Ended December 31, 2017 to 2016
Commercial: Rental revenue increased by $27.4 million, or 7.7%, to $383.9 million in 2017 from $356.5 million in 2016. Consolidated NOI increased by $16.4 million, or 7.5%, to $235.7 million in 2017 from $219.2 million in 2016. The increase in rental revenue and consolidated NOI is primarily due to the Combination and higher rents due to rent commencements at 1215 S. Clark St.
Multifamily: Rental revenue increased by $24.7 million, or 37.0%, to $91.6 million in 2017 from $66.9 million in 2016. Consolidated NOI increased by $13.3 million, or 31.2%, to $55.9 million in 2017 from $42.6 million in 2016. The increase in rental revenue and consolidated NOI is primarily due to the Combination and an increase in occupancy and associated rentals at The Bartlett which was placed into service in the second quarter of 2016.
Liquidity and Capital Resources
Property rental income is our primary source of operating cash flow and is dependent on a number of factors including occupancy levels and rental rates, as well as our tenants’ ability to pay rent. In addition, our third-party asset management and real estate services business provides fee-based real estate services to third parties and the JBG Legacy Funds. Our assets provide a relatively consistent level of cash flow that enables us to pay operating expenses, debt service, recurring capital expenditures, dividends to shareholders and distributions to holders of OP Units. Other sources of liquidity to fund cash requirements include proceeds from financings, the issuance and sale of equity securities and asset sales. We anticipate that cash flows from continuing operations and proceeds from financings, recapitalizations and asset sales, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, dividends to shareholders and distributions to holders of OP Units over the next 12 months.
Financing Activities
The following is a summary of mortgages payable:

	Weighted Average Effective Interest Rate (1)	December 31,
		2018	2017
		(In thousands)
Variable rate (2)	4.30%	$308,918	$498,253
Fixed rate (3)	4.09%	1,535,734	1,537,706
Mortgages payable		1,844,652	2,035,959
Unamortized deferred financing costs and premium/ discount, net		(6,271)	(10,267)
Mortgages payable, net		$1,838,381	$2,025,692
__________________________

(1)	Weighted average effective interest rate as of December 31, 2018.

(2)	Includes variable rate mortgages payable with interest rate cap agreements.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
As of December 31, 2018, the net carrying value of real estate collateralizing our mortgages payable, excluding assets held for sale, totaled $2.3 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain of our mortgage loans are recourse to us. As of December 31, 2018, we were not in default under any mortgage loan.
During the year ended December 31, 2018, aggregate borrowings totaled $118.1 million, of which $47.5 million relates to the principal balance on a new mortgage loan collateralized by 1730 M Street and the remainder related to construction draws under mortgages payable. We repaid mortgages payable with an aggregate principal balance of $298.1 million and recognized losses on the extinguishment of debt in conjunction with these repayments of $5.2 million for the year ended December 31, 2018.
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
As of December 31, 2018 and 2017, we had various interest rate swap and cap agreements with an aggregate notional value of $1.3 billion and $1.4 billion on certain of our mortgages payable, which mature on various dates concurrent with the maturity of the related mortgages payable. During the year ended December 31, 2018, we entered into various interest rate swap and cap agreements on certain of our mortgages payable with an aggregate notional value of $381.3 million. See Note 17 to the financial statements for additional information.
In July 2017, we entered into a $1.4 billion credit facility, consisting of a $1.0 billion revolving credit facility maturing in July 2021, with two six-month extension options, a delayed draw $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023, and a delayed draw $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. The interest rate for the credit facility varies based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets and ranges (a) in the case of the revolving credit facility, from LIBOR plus 1.10% to LIBOR plus 1.50%, (b) in the case of the Tranche A-1 Term Loan, from LIBOR plus 1.20% to LIBOR plus 1.70% and (c) in the case of the Tranche A-2 Term Loan, from LIBOR plus 1.55% to LIBOR plus 2.35%. There are various LIBOR options in the credit facility, and we elected the one-month LIBOR option as of December 31, 2018. As of December 31, 2018, we were not in default under our credit facility.
In July 2017, in connection with the Combination, we drew $115.8 million on the revolving credit facility and $50.0 million under the Tranche A-1 Term Loan. In connection with the execution of the credit facility, we incurred $11.2 million in debt issuance costs during the year ended December 31, 2017. In October 2017, we entered into an interest rate swap with a notional value of $50.0 million effectively to convert the variable interest rate applicable to our Tranche A-1 Term Loan to a fixed interest rate.

In January 2018, we drew $50.0 million under the Tranche A-1 Term Loan in accordance with the delayed draw provisions of the credit facility, bringing the outstanding borrowings under the term loan facility to $100.0 million. Concurrent with the draw, we entered into an interest rate swap agreement effectively to convert the variable interest rate to a fixed interest rate. As of December 31, 2018 and 2017, we had interest rate swaps with an aggregate notional value of $100.0 million and $50.0 million effectively to convert the variable interest rate applicable to our Tranche A-1 Term Loan to a fixed interest rate, providing weighted average base interest rates under the facility agreement of 2.12% and 1.97% per annum. The interest rate swaps mature in January 2023, concurrent with the maturity of our Tranche A-1 Term Loan.
In July 2018, we drew $200.0 million under the Tranche A-2 Term Loan, in accordance with the delayed draw provisions of the credit facility.
The following is a summary of amounts outstanding under the credit facility:

		December 31,
	Interest Rate (1)	2018	2017
		(In thousands)
Revolving credit facility (2) (3) (4) (5)	3.60%	$—	$115,751

Tranche A-1 Term Loan	3.32%	$100,000	$50,000
Tranche A-2 Term Loan	4.05%	200,000	—
Unsecured term loans		300,000	50,000
Unamortized deferred financing costs, net		(2,871)	(3,463)
Unsecured term loans, net		$297,129	$46,537
__________________________

(1)	Interest rate as of December 31, 2018.

(2)	As of December 31, 2018 and 2017, letters of credit with an aggregate face amount of $5.7 million were provided under our revolving credit facility.

(3)	As of December 31, 2018 and 2017, net deferred financing costs related to our revolving credit facility totaling $4.8 million and $6.7 million were included in "Other assets, net."

(4)
In May 2018, in connection with the sale of the Bowen Building, we repaid $115.0 million of the then outstanding balance on our revolving credit facility. See Note 4 to the financial statements for additional information.

(5)	The interest rate for the revolving credit facility excludes a 0.15% facility fee.

In July 2018, we entered into an equity distribution agreement with various financial institutions relating to our "at the market" ("ATM") offering program, through which we may issue up to $200.0 million of our common shares from time to time. We may use net proceeds from the issuance of common shares under the ATM program for general corporate purposes, which may include paying down our indebtedness and funding our under construction assets and future development opportunities. No issuances occurred under the agreement in 2018.

In July 2018, we commenced a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We did not issue any common shares under this program in 2018.
Liquidity Requirements
Our principal liquidity needs for the next twelve months and beyond are to fund:

•	normal recurring expenses;

•	debt service and principal repayment obligations, including balloon payments on maturing debt;

•	capital expenditures, including major renovations, tenant improvements and leasing costs;

•	development expenditures;

•	dividends to shareholders and distributions to holders of OP Units and

•	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests therein.
We expect to satisfy these needs using one or more of the following:

•	cash flows from operations;

•	distributions from real estate ventures;

•	cash and cash equivalent balances;

•	issuance and sale of equity securities and

•	proceeds from financings, recapitalizations and asset sales.
We anticipate that cash flows from continuing operations and proceeds from financings, recapitalizations and asset sales, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, dividends to shareholders and distributions to holders of OP Units over the next 12 months.
Contractual Obligations and Commitments
Below is a summary of our contractual obligations and commitments as of December 31, 2018:

	Total	2019	2020	2021	2022	2023	Thereafter
Contractual cash obligations (principal and interest):	(In thousands)
Debt obligations (1) (2)	$2,531,692	$279,632	$185,369	$410,373	$392,723	$306,672	$956,923
Operating leases (3)	96,304	12,939	12,637	12,300	11,437	8,350	38,641
Capital leases	22,615	1,052	1,073	1,095	1,117	1,139	17,139
Total contractual cash obligations (4)	$2,650,611	$293,623	$199,079	$423,768	$405,277	$316,161	$1,012,703
_________________

(1)	One-month LIBOR of 2.50% is applied to loans which are variable (no hedge) or variable with an interest rate cap. Additionally, we assumed no additional borrowings on construction loans.

(2)	Excludes our proportionate share of unconsolidated real estate venture indebtedness. See additional information in Off-Balance Sheet Arrangements section below.

(3)	Includes lease assumption liabilities and payments for ground leases during the term utilized for financial reporting purposes.

(4)
Excludes obligations related to construction or development contracts, since payments are only due upon satisfactory performance under the contracts. See Commitments and Contingencies section below for additional information.

As of December 31, 2018, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $48.6 million, which we anticipate will be primarily expended over the next two to three years.
In December 2018, our Board of Trustees declared a quarterly dividend of $0.225 per common share and a special dividend of $0.10 per common share, both of which were paid in January 2019.
Summary of Cash Flows
The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by operating activities	$188,193	$74,183	$159,541
Net cash provided by (used in) investing activities	66,327	(7,676)	(258,807)
Net cash provided by (used in) financing activities	(193,545)	239,787	51,083
Cash Flows for the Year Ended December 31, 2018
Cash and cash equivalents and restricted cash increased $61.0 million to $399.5 million as of December 31, 2018 compared to $338.6 million as of December 31, 2017. This increase resulted from $188.2 million of net cash provided by operating activities and $66.3 million of net cash provided by investing activities, partially offset by $193.5 million of net cash used in financing activities. Our outstanding debt was $2.1 billion as of December 31, 2018 compared to $2.2 billion as of December 31, 2017. The $57.1 million decrease in outstanding debt is primarily from repayments of mortgages payable and our revolving credit facility, partially offset by draws under the Tranche A-1 and Tranche A-2 Term Loans, and borrowings under new mortgages payable.

Net cash provided by operating activities of $188.2 million primarily comprised: (i) $227.7 million of net income (before $233.2 million of non-cash items and a $52.2 million gain on sale of real estate) and (ii) $7.8 million of return on capital from unconsolidated real estate ventures, partially offset by (iii) $47.3 million of net change in operating assets and liabilities. Non-cash income adjustments of $233.2 million primarily include depreciation and amortization, share-based compensation expense, (income) loss from unconsolidated real estate ventures, net, deferred rent and reduction of gain on bargain purchase.
Net cash provided by investing activities of $66.3 million primarily comprised: (i) $413.1 million of proceeds from sale of real estate, (ii) $80.3 million of distributions of capital from sales of unconsolidated real estate ventures and (iii) $14.4 million of distributions of capital from unconsolidated real estate ventures, partially offset by (iv) $385.9 million of development costs, construction in progress and real estate additions, (v) $31.2 million of investments in and advances to unconsolidated real estate ventures and (vi) $23.2 million of real estate acquisitions.
Net cash used in financing activities of $193.5 million primarily comprised: (i) $312.9 million of repayment of mortgages payable, (ii) $150.8 million of repayments of our revolving credit facility, (iii) $107.4 million of dividends paid to common shareholders and (iv) $17.4 million of distributions to redeemable noncontrolling interests, partially offset by (v) $250.0 million of proceeds from borrowings under our unsecured term loans, (vi) $118.1 million of aggregate proceeds from borrowings under mortgages payable and (vii) $35.0 million of borrowings under our revolving credit facility.
Cash Flows for the Year Ended December 31, 2017
Cash and cash equivalents and restricted cash increased $306.3 million to $338.6 million as of December 31, 2017 compared to $32.3 million as of December 31, 2016. This increase resulted from $239.8 million of net cash provided by financing activities and $74.2 million of net cash provided by operating activities, partially offset by $7.7 million of net cash used in investing activities. Our outstanding debt was $2.2 billion as of December 31, 2017, a $1.0 billion increase from the balance at December 31, 2016 primarily from mortgages payable assumed in the Combination and borrowings under our credit facility.
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
Net cash used in investing activities of $7.7 million primarily comprised: (i) $210.6 million of development costs, construction in progress and real estate additions, (ii) $16.3 million of investments in and advances to unconsolidated real estate ventures and (iii) $8.8 million of acquisition of interests in unconsolidated real estate ventures, net of cash acquired, partially offset by (iv) $97.4 million of net cash consideration received in connection with the Combination, (v) $75.0 million of proceeds from the repayment of a receivable by our former parent and (vi) $50.9 million of repayment of notes receivable.
Net cash provided by financing activities of $239.8 million primarily comprised: (i) $366.2 million of proceeds from borrowings under mortgages payable, (ii) $160.2 million of net contributions from our former parent, (iii) $115.8 million of proceeds from borrowings under our revolving credit facility and (iv) $50.0 million of proceeds from borrowings under our unsecured term loan, partially offset by (v) $272.9 million of repayment of mortgages payable, (vi) $115.6 million of repayment of borrowings from former parent, (vii) $26.5 million of dividends paid to common shareholders, (viii) $19.3 million of debt issuance costs, (ix) $17.8 million of capital lease payments and (x) $4.6 million of distributions to redeemable noncontrolling interests.
Off-Balance Sheet Arrangements
Unconsolidated Real Estate Ventures
We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.
As of December 31, 2018, we have investments in and advances to unconsolidated real estate ventures totaling $322.9 million. For the majority of these investments, we exercise significant influence over, but do not control these entities and therefore account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 6 to the financial statements.
From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (1) guarantee portions of the principal, interest and other amounts in connection with their borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with their borrowings and (3) provide guarantees to lenders and other third parties for the completion of development projects. We customarily have agreements with our outside partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. Amounts that may be required to be paid in future periods in relation to budget overruns or operating losses that are also included in some of our guarantees are not estimable. Guarantees (excluding environmental) terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. At times, we have agreements with our outside partners whereby we agree to reimburse our partner for their share of any payments made by them under certain guarantees. As of December 31, 2018, we had no principal payment guarantees for our unconsolidated real estate ventures.
As of December 31, 2018, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $48.6 million, which we anticipate will be primarily expended over the next two to three years.
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
Construction Commitments
As of December 31, 2018, we have construction in progress that will require an additional $519.4 million to complete ($440.9 million related to our consolidated entities and $78.5 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, and available cash.
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
Environmental Matters
Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of our assets, we may be potentially liable for such costs. The operations of current and former tenants at our assets have involved, or may have involved, the use of hazardous materials or generated hazardous wastes. The release of such hazardous materials and wastes could result in us incurring liabilities to remediate any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may (1) expose us to third-party liability (e.g., for cleanup costs, natural resource damages, bodily injury or property damage), (2) subject our properties to liens in favor of the government for damages and costs the government incurs in connection with the contamination, (3) impose restrictions on the manner in which a property may be used or businesses may be operated, or (4) materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. In addition, our assets are exposed to the risk of contamination originating from other sources. While a property owner may not be responsible for remediating contamination that has migrated onsite from an identifiable and viable offsite source, the contaminant’s presence can have adverse effects on operations and the redevelopment of our assets. To the extent we send contaminated materials to other locations for treatment or disposal, we may be liable for cleanup of those sites if they become contaminated.

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks, and the preparation and issuance of a written report. Soil and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. They may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As noted in Note 10 to the financial statements, environmental liabilities total $17.9 million as of December 31, 2018 and primarily relate to a liability to remediate pre-existing environmental matters at Potomac Yard Land Bay H, which was acquired in December 2018.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	December 31, 2018			December 31, 2017
		Weighted Average Effective Interest Rate	Effect of 1% Change in Base Rates		Weighted Average Effective Interest Rate
	Balance			Balance
Debt (contractual balances):	(Dollars in thousands)
Mortgages payable
Variable rate (1)	$308,918	4.30%	$3,132	$498,253	3.62%
Fixed rate (2)	1,535,734	4.09%	—	1,537,706	4.25%
	$1,844,652		$3,132	$2,035,959
Credit facility (variable rate):
Revolving credit facility	$—	3.60%	$—	$115,751	2.66%
Tranche A-1 Term Loan (3)	100,000	3.32%	—	50,000	3.17%
Tranche A-2 Term Loan	200,000	4.05%	2,028	—	—
Pro rata share of debt of unconsolidated entities (contractual balances):
Variable rate (1)	$146,980	6.19%	$1,490	$158,154	4.40%
Fixed rate (2)	152,410	4.44%	—	238,138	3.79%
	$299,390		$1,490	$396,292
________________

(1)	Includes variable rate mortgages payable with interest rate cap agreements.

(2)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

(3)	As of December 31, 2018 and 2017, the outstanding balance was fixed by interest rate swap agreements.

The fair value of our mortgages payable is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and unsecured term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of December 31, 2018 and 2017, the estimated fair value of our consolidated debt was $2.2 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.
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
As of December 31, 2018 and 2017, we had interest rate swap and cap agreements with an aggregate notional value of $786.4 million and $856.9 million, which were designated as cash flow hedges. As of December 31, 2018 and 2017, the fair value of our interest rate swaps and caps designated as cash flow hedges consisted of assets totaling $7.9 million and $1.5 million included in "Other assets, net" in our balance sheets, and liabilities totaling $1.7 million and $2.6 million included in "Other liabilities, net" in our balance sheets.
Derivative Financial Instruments Not Designated as Hedges
Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are considered economic hedges, but not designated as accounting hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains are recorded in "Interest expense" in the statements of operations in the period in which the change occurs. As of December 31, 2018 and 2017, we had various interest rate swap and cap agreements with an aggregate notional value of $646.4 million and $563.1 million, which were not designated as cash flow hedges. As of December 31, 2018 and 2017, the fair value of our interest rate swaps and caps not designated as hedges primarily consisted of assets totaling $2.5 million and $635,000 included in "Other assets, net" in our balance sheets.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees of JBG SMITH Properties

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of JBG SMITH Properties and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for the year ended December 31, 2018, the related consolidated and combined statements of operations, comprehensive income (loss), equity, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material aspects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP
McLean, Virginia
February 26, 2019

We have served as the Company's auditor since 2016.

JBG SMITH PROPERTIES Consolidated Balance Sheets (In thousands, except par value amounts)

	December 31, 2018	December 31, 2017
ASSETS
Real estate, at cost:
Land and improvements	$1,371,874	$1,368,294
Buildings and improvements	3,722,930	3,670,268
Construction in progress, including land	697,930	978,942
	5,792,734	6,017,504
Less accumulated depreciation	(1,051,875)	(1,011,330)
Real estate, net	4,740,859	5,006,174
Cash and cash equivalents	260,553	316,676
Restricted cash	138,979	21,881
Tenant and other receivables, net	46,568	46,734
Deferred rent receivable, net	143,473	146,315
Investments in and advances to unconsolidated real estate ventures	322,878	261,811
Other assets, net	264,994	263,923
Assets held for sale	78,981	8,293
TOTAL ASSETS	$5,997,285	$6,071,807

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgages payable, net	$1,838,381	$2,025,692
Revolving credit facility	—	115,751
Unsecured term loans, net	297,129	46,537
Accounts payable and accrued expenses	130,960	138,607
Other liabilities, net	181,606	161,277
Liabilities related to assets held for sale	3,717	—
Total liabilities	2,451,793	2,487,864
Commitments and contingencies
Redeemable noncontrolling interests	558,140	609,129
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized, none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 120,937 and 117,955 shares issued and outstanding as of December 31, 2018 and 2017	1,210	1,180
Additional paid-in capital	3,155,256	3,063,625
Accumulated deficit	(176,018)	(95,809)
Accumulated other comprehensive income	6,700	1,612
Total shareholders' equity of JBG SMITH Properties	2,987,148	2,970,608
Noncontrolling interests in consolidated subsidiaries	204	4,206
Total equity	2,987,352	2,974,814
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$5,997,285	$6,071,807

See accompanying notes to the consolidated and combined financial statements.

JBG SMITH PROPERTIES Consolidated and Combined Statements of Operations (In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
REVENUE
Property rentals	$499,835	$436,625	$401,595
Tenant reimbursements	39,290	37,985	37,661
Third-party real estate services, including reimbursements	98,699	63,236	33,882
Other income	6,358	5,167	5,381
Total revenue	644,182	543,013	478,519
EXPENSES
Depreciation and amortization	211,436	161,659	133,343
Property operating	148,081	118,836	100,304
Real estate taxes	71,054	66,434	57,784
General and administrative:
Corporate and other	33,728	39,350	48,753
Third-party real estate services	89,826	51,919	19,066
Share-based compensation related to Formation Transaction and special equity awards	36,030	29,251	—
Transaction and other costs	27,706	127,739	6,476
Total expenses	617,861	595,188	365,726
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate ventures, net	39,409	(4,143)	(947)
Interest and other income, net	15,168	1,788	2,992
Interest expense	(74,447)	(58,141)	(51,781)
Gain on sale of real estate	52,183	—	—
Loss on extinguishment of debt	(5,153)	(701)	—
Gain (reduction of gain) on bargain purchase	(7,606)	24,376	—
Total other income (expense)	19,554	(36,821)	(49,736)
INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	45,875	(88,996)	63,057
Income tax benefit (expense)	738	9,912	(1,083)
NET INCOME (LOSS)	46,613	(79,084)	61,974
Net (income) loss attributable to redeemable noncontrolling interests	(6,710)	7,328	—
Net loss attributable to noncontrolling interests	21	3	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$39,924	$(71,753)	$61,974
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.31	$(0.70)	$0.62
Diluted	$0.31	$(0.70)	$0.62
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	119,176	105,359	100,571
Diluted	119,176	105,359	100,571

See accompanying notes to the consolidated and combined financial statements.

JBG SMITH PROPERTIES Consolidated and Combined Statements of Comprehensive Income (Loss) (In thousands)

	Year Ended December 31,
	2018	2017	2016
NET INCOME (LOSS)	$46,613	$(79,084)	$61,974
OTHER COMPREHENSIVE INCOME:
Change in fair value of derivative financial instruments	5,382	1,438	—
Reclassification of net loss on derivative financial instruments from accumulated other comprehensive income into interest expense	1,090	399	—
Other comprehensive income	6,472	1,837	—
COMPREHENSIVE INCOME (LOSS)	53,085	(77,247)	61,974
Net (income) loss attributable to redeemable noncontrolling interests	(6,710)	7,328	—
Other comprehensive income attributable to redeemable noncontrolling interests	(1,384)	(225)	—
Net loss attributable to noncontrolling interests	21	3	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JBG SMITH PROPERTIES	$45,012	$(70,141)	$61,974

See accompanying notes to the consolidated and combined financial statements.

JBG SMITH PROPERTIES
Consolidated and Combined Statements of Equity
(In thousands)

	Common Shares		Additional Paid-In Capital	Accum-ulated Deficit		Accumulated Other Comprehensive Income	Former Parent Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount
BALANCE AT JANUARY 1, 2016							$2,058,976	$515	$2,059,491
Net income attributable to former parent							61,974	—	61,974
Deferred compensation shares and options, net							4,502	—	4,502
Distributions to former parent, net							(3,763)	(220)	(3,983)
BALANCE AS OF DECEMBER 31, 2016							2,121,689	295	2,121,984
Net loss attributable to common shareholders and noncontrolling interests	—	$—	$—	$(42,729)		$—	(29,024)	(3)	(71,756)
Deferred compensation shares and options, net	—	—	—	—		—	1,526	—	1,526
Contributions from former parent, net	—	—	—	—		—	333,020	—	333,020
Issuance of common limited partnership units at the Separation	—	—	—	—		—	(96,632)	—	(96,632)
Issuance of common shares at the Separation	94,736	947	2,329,632	—		—	(2,330,579)	—	—
Issuance of common shares in connection with the Combination	23,219	233	864,685	—		—	—	—	864,918
Noncontrolling interests acquired in connection with the Combination	—	—	—	—		—	—	3,586	3,586
Dividends declared on common shares ($0.45 per common share)	—	—	—	(53,080)		—	—	—	(53,080)
Distributions to noncontrolling interests	—	—	—	—		—	—	(171)	(171)
Contributions from noncontrolling interests	—	—	—	—		—	—	499	499
Redeemable noncontrolling interest redemption value adjustment and other comprehensive income allocation	—	—	(130,692)	—		(225)	—	—	(130,917)
Other comprehensive income	—	—	—	—	—	1,837	—	—	1,837
BALANCE AS OF DECEMBER 31, 2017	117,955	1,180	3,063,625	(95,809)		1,612	—	4,206	2,974,814
Net income (loss) attributable to common shareholders and noncontrolling interests	—	—	—	39,924		—	—	(21)	39,903
Conversion of common limited partnership units to common shares	2,962	30	109,092	—		—	—	—	109,122
Common shares issued pursuant to Employee Share Purchase Plan	20	—	741	—		—	—	—	741
Dividends declared on common shares ($1.00 per common share)	—	—	—	(120,133)		—	—	—	(120,133)
Distributions to noncontrolling interests	—	—	—	—		—	—	(347)	(347)
Contributions from noncontrolling interests	—	—	—	—		—	—	250	250
Redeemable noncontrolling interests redemption value adjustment and other comprehensive income allocation	—	—	(16,172)	—		(1,384)	—	—	(17,556)
Acquisition of consolidated real estate venture	—	—	(1,666)	—		—	—	(3,884)	(5,550)
Other comprehensive income	—	—	—	—		6,472	—	—	6,472
Other	—	—	(364)	—		—	—	—	(364)
BALANCE AS OF DECEMBER 31, 2018	120,937	$1,210	$3,155,256	$(176,018)		$6,700	$—	$204	$2,987,352

See accompanying notes to the consolidated and combined financial statements.

JBG SMITH PROPERTIES Consolidated and Combined Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net income (loss)	$46,613	$(79,084)	$61,974
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	52,675	33,693	4,502
Depreciation and amortization, including amortization of debt issuance costs	215,659	164,580	135,072
Deferred rent	(14,056)	(10,388)	(15,551)
(Income) loss from unconsolidated real estate ventures, net	(39,409)	4,143	947
Amortization of above- and below-market lease intangibles, net	(220)	(862)	(1,353)
Amortization of lease incentives	3,406	4,023	3,592
Return on capital from unconsolidated real estate ventures	7,827	2,563	1,520
Reduction of gain (gain) on bargain purchase	7,606	(24,376)	—
Loss on extinguishment of debt	4,536	701	—
Gain on sale of real estate	(52,183)	—	—
Unrealized gain on interest rate swaps and caps	(926)	(1,348)	—
Bad debt expense	3,298	3,807	751
Other non-cash items	1,388	3,955	6,236
Deferred tax benefit	(718)	(10,408)	—
Changes in operating assets and liabilities:
Tenant and other receivables	(5,582)	(2,098)	(3,693)
Other assets, net	(16,600)	(23,481)	(16,614)
Accounts payable and accrued expenses	(5,984)	16,160	7,667
Other liabilities, net	(19,137)	(7,397)	(25,509)
Net cash provided by operating activities	188,193	74,183	159,541
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(385,943)	(210,593)	(237,814)
Acquisition of real estate	(23,246)	—	—
Cash and restricted cash received in connection with the Combination, net	—	97,416	—
Proceeds from sale of real estate	413,077	—	—
Acquisition of interests in unconsolidated real estate ventures, net of cash acquired	(386)	(8,834)	—
Distributions of capital from unconsolidated real estate ventures	14,408	6,929	—
Distributions of capital from sales of unconsolidated real estate ventures	80,279	—	—
Investments in and advances to unconsolidated real estate ventures	(31,197)	(16,321)	(23,027)
Repayment of notes receivable	—	50,934	—
Other investments	(665)	(2,207)	(1,966)
Proceeds from repayment of receivable from former parent	—	75,000	4,000
Net cash provided by (used in) investing activities	66,327	(7,676)	(258,807)
FINANCING ACTIVITIES:
Contributions from (distributions to) former parent, net	—	160,203	(3,763)
Acquisition of consolidated real estate venture	(5,550)	—	—
Repayment of borrowings from former parent	—	(115,630)	—
Proceeds from borrowings from former parent	—	4,000	79,500
Capital lease payments	(114)	(17,827)	—
Borrowings under mortgages payable	118,141	366,239	—
Borrowings under revolving credit facility	35,000	115,751	—
Borrowings under unsecured term loans	250,000	50,000	—
Repayments of mortgages payable	(312,894)	(272,905)	(24,364)
Repayments of revolving credit facility	(150,751)	—	—
Debt issuance costs	(3,114)	(19,287)	(70)
Proceeds from common stock issued pursuant to Employee Share Purchase Plan	597	—	—
Dividends paid to common shareholders	(107,372)	(26,540)	—
Distributions to redeemable noncontrolling interests	(17,398)	(4,556)	—
Contributions from noncontrolling interests	250	357	—
Distributions to noncontrolling interests	(340)	(18)	(220)
Net cash provided by (used in) financing activities	(193,545)	239,787	51,083
Net increase (decrease) in cash and cash equivalents and restricted cash	60,975	306,294	(48,183)
Cash and cash equivalents and restricted cash as of the beginning of the year	338,557	32,263	80,446
Cash and cash equivalents and restricted cash as of the end of the year	$399,532	$338,557	$32,263

JBG SMITH PROPERTIES Consolidated and Combined Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2018	2017	2016

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AS OF END OF THE PERIOD:
Cash and cash equivalents	$260,553	$316,676	$29,000
Restricted cash	138,979	21,881	3,263
Cash and cash equivalents and restricted cash	$399,532	$338,557	$32,263

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Transfer of mortgage payable to former parent	$—	$115,630	$115,022
Cash paid for interest (net of capitalized interest of $20,804, $12,727 and $4,076 in 2018, 2017 and 2016)	64,605	52,388	45,373
Accrued capital expenditures included in accounts payable and accrued expenses	53,073	12,445	8,851
Write-off of fully depreciated assets	52,272	55,998	100,076
Deferred interest on mortgages payable	3,216	3,714	—
Cash receipts from (payments for) income taxes	1,965	(3,396)	(1,165)
Deconsolidation of 1900 N Street	95,923	—	—
Accrued dividends to common shareholders	39,298	26,540	—
Accrued distributions to redeemable noncontrolling interests	5,896	4,557	—
Acquisition of consolidated real estate venture	—	5,420	—
Conversion of common limited partnership units to common shares	109,208	—	—
Non-cash transactions related to the Formation Transaction:
Issuance of common limited partnership units at the Separation	—	96,632	—
Issuance of common shares at the Separation	—	2,330,579	—
Issuance of common shares in connection with the Combination	—	864,918	—
Issuance of common limited partnership units in connection with the Combination	—	359,967	—
Contribution from former parent in connection with the Separation	—	172,817	—

See accompanying notes to the consolidated and combined financial statements.

JBG SMITH PROPERTIES
Notes to Consolidated and Combined Financial Statements

1.    Organization and Basis of Presentation
Organization

JBG SMITH Properties ("JBG SMITH") was organized by Vornado Realty Trust ("Vornado" or "former parent") as a Maryland real estate investment trust ("REIT") on October 27, 2016 for the purpose of receiving, via the spin-off on July 17, 2017 (the "Separation"), substantially all of the assets and liabilities of Vornado’s Washington, D.C. segment, which operated as Vornado / Charles E. Smith, (the "Vornado Included Assets"). On July 18, 2017, JBG SMITH acquired the management business and certain assets and liabilities (the "JBG Assets") of The JBG Companies ("JBG") (the "Combination"). The Separation and the Combination are collectively referred to as the "Formation Transaction." Unless the context otherwise requires, all references to "we," "us," and "our," refer to the Vornado Included Assets (our predecessor and accounting acquirer) for periods prior to the Separation and to JBG SMITH for periods after the Separation. References to "our share" refers to our ownership percentage of consolidated and unconsolidated assets in real estate ventures. Substantially all of our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership.

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
In connection with the Separation, JBG SMITH issued 94.7 million common shares and JBG SMITH LP issued 5.8 million OP Units to parties other than JBG SMITH. In connection with the Combination, JBG SMITH issued 23.2 million common shares and JBG SMITH LP issued 13.9 million OP Units to parties other than JBG SMITH. As of the completion of the Formation Transaction there were 118.0 million JBG SMITH common shares outstanding and 19.8 million JBG SMITH LP OP Units outstanding that were owned by parties other than JBG SMITH. As of December 31, 2018, we, as its sole general partner, controlled JBG SMITH LP and owned 87.8% of its OP Units.

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
We own and operate a portfolio of high-quality commercial and multifamily assets, many of which are amenitized with ancillary retail. Our portfolio reflects our longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area that have high barriers to entry and key urban amenities, including being within walking distance of a Metro station.
As of December 31, 2018, our Operating Portfolio consists of 62 operating assets comprising 46 commercial assets totaling approximately 12.9 million square feet (11.3 million square feet at our share) and 16 multifamily assets totaling 6,315 units (4,531 units at our share). Additionally, we have (i) nine assets under construction comprising five commercial assets totaling approximately 1.2 million square feet (927,000 square feet at our share) and four multifamily assets totaling 1,476 units (1,298 units at our share); and (ii) 41 future development assets totaling approximately 23.1 million square feet (19.6 million square feet at our share) of estimated potential development density.
Our revenues are derived primarily from leases with commercial and multifamily tenants, including fixed rents and reimbursements from tenants for certain expenses such as real estate taxes, property operating expenses, and repairs and maintenance. In addition, our third-party asset management and real estate services business provides fee-based real estate services to third parties and the legacy funds (the "JBG Legacy Funds") formerly organized by JBG.

As of December 31, 2018, five of our assets in the aggregate generated approximately 27% of our share of annualized rent. Only the U.S. federal government accounted for 10% or more of our rental revenue, which consists of property rentals and tenant reimbursements, as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Rental revenue from the U.S. federal government	$94,822	$92,192	$103,864
Percentage of commercial segment rental revenue	22.0%	24.0%	29.1%
Percentage of total rental revenue	17.6%	19.4%	23.6%
Basis of Presentation
The accompanying consolidated and combined financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany transactions and balances have been eliminated.
The accompanying consolidated and combined financial statements include the accounts of JBG SMITH and our wholly owned subsidiaries and those other entities, including JBG SMITH LP, in which we have a controlling financial interest, including where we have been determined to be the primary beneficiary of a variable interest entity ("VIE"). See Note 7 for additional information on our VIEs. The portions of the equity and net income of consolidated subsidiaries that are not attributable to JBG SMITH are presented separately as amounts attributable to noncontrolling interests in our consolidated and combined financial statements.
References to the financial statements refer to our consolidated and combined financial statements as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018. References to the balance sheets refer to our consolidated balance sheets as of December 31, 2018 and 2017. References to the statements of operations refer to our consolidated and combined statements of operations for each of the three years in the period ended December 31, 2018. References to the statements of cash flows refer to our consolidated and combined statements of cash flows for each of the three years in the period ended December 31, 2018.
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
The accompanying financial statements as of December 31, 2018 and 2017 and for the year ended December 31, 2018 include our consolidated accounts. The results of operations for the year ended December 31, 2017 reflect the aggregate operations and changes in cash flows and equity on a combined basis for all periods prior to July 17, 2017 and on a consolidated basis for all periods subsequent to July 17, 2017. The results of operations for the year ended December 31, 2016 include the Vornado Included Assets. Therefore, our results of operations, cash flows and financial condition set forth in this report are not necessarily indicative of our future results of operations, cash flows or financial condition as an independent, publicly traded company.
The historical financial results for the Vornado Included Assets reflect charges for certain corporate costs allocated by the former parent, which were based on either actual costs incurred or a proportion of costs estimated to be applicable, to the Vornado Included Assets based on an analysis of key metrics, including total revenues. Such costs do not necessarily reflect what the actual costs would have been if JBG SMITH had been operating as a separate standalone public company. See Note 20 for additional information.

Reclassification:

To conform to the current year presentation, $7.8 million of expenses incurred in the operation and management of our properties that were previously included in "General and administrative expenses: corporate and other" for the year ended December 31, 2017 have been reclassified to "Property operating expenses". This reclassification relates to the portion of the year ended December 31, 2017 subsequent to the Formation Transaction on July 18, 2017, as general and administrative expenses incurred prior to the Formation Transaction reflect costs allocated by the former parent.

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
The fair value of the mortgages payable assumed is determined using current market interest rates for comparable debt financings. The fair values of the interest rate swaps and caps are based on the estimated amounts we would receive or pay to terminate the contract at the acquisition date and are determined using interest rate pricing models and observable inputs. The carrying value of cash, restricted cash, working capital balances, leasehold improvements and equipment, and other assets acquired and liabilities assumed approximates fair value.
Real Estate
Real estate is carried at cost, net of accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred and are included in "Property operating expenses" in our statements of operations. As real estate is undergoing redevelopment activities, all property operating expenses directly associated with and attributable to the redevelopment, including interest expense, are capitalized to the extent that we believe such costs are recoverable through the value of the property. The capitalization period ends when redevelopment activities are substantially complete. General and administrative costs are expensed as incurred. Depreciation requires an estimate of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. Depreciation is recognized on a straight‑line basis over estimated useful lives, which range from three to 40 years. Tenant improvements are amortized on a straight‑line basis over the lives of the related leases, which approximate the useful lives of the tenant improvements. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period in “Depreciation and amortization expense.”
Construction in progress, including land, is carried at cost, and no depreciation is recorded. Real estate undergoing significant renovations and improvements is considered to be under development. All direct and indirect costs related to development activities are capitalized into "Construction in progress, including land" on our balance sheets, except for certain demolition costs, which are expensed as incurred. Direct development costs incurred include: pre-development expenditures directly related to a specific project, development and construction costs, interest, insurance and real estate taxes. Indirect development costs include: employee salaries and benefits, travel and other related costs that are directly associated with the development. Our method of calculating capitalized interest expense is based upon applying our weighted average borrowing rate to the actual accumulated expenditures if the property does not have property specific debt. If the property is encumbered by specific debt, we will capitalize both the interest incurred applicable to that debt and additional interest expense using our weighted average borrowing rate for any accumulated expenditures in excess of the principal balance of the debt encumbering the property. The capitalization of such expenses ceases when the real estate is ready for its intended use, but no later than one-year from substantial completion of major construction activity. If we determine that a construction project is no longer viable, all capitalized pre-development project costs are immediately expensed.
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

Restricted Cash
Restricted cash consists primarily of proceeds from property dispositions held in escrow, security deposits held on behalf of our tenants and cash escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements.
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

Intangibles
Intangible assets consist of in-place leases, below-market ground rent obligations, above-market real estate leases and options to enter into ground leases that were recorded in connection with the acquisition of properties. Intangible assets also include management and leasing contracts acquired in the Combination. Intangible liabilities consist of above-market ground rent obligations and below-market real estate leases that are also recorded in connection with the acquisition of properties. Both intangible assets and liabilities are amortized and accreted using the straight-line method over their applicable remaining useful life. When a lease or contract is terminated early, any remaining unamortized or unaccreted balances are charged to earnings. The useful lives of intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.
Assets Held for Sale
Assets, primarily consisting of real estate, are classified as held for sale when all the necessary criteria are met. The criteria include (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. Real estate held for sale is carried at the lower of carrying amounts or estimated fair value less disposal costs. Depreciation and amortization is not recognized on real estate classified as held for sale.

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
Redeemable Noncontrolling Interests - Redeemable noncontrolling interests consists of OP Units issued in conjunction with the Formation Transaction and our venture partner's interest in 965 Florida Avenue. The OP Units became redeemable for our common shares or cash beginning August 1, 2018, subject to certain limitations. Redeemable noncontrolling interests are generally redeemable at the option of the holder and are presented in the mezzanine section between total liabilities and shareholders' equity on the balance sheets. The carrying amount of redeemable noncontrolling interests is adjusted to its redemption value at the end of each reporting period, but no less than its initial carrying value, with such adjustments recognized in "Additional paid-in capital". See Note 12 for additional information.
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
Derivative Financial Instruments Designated as Cash Flow Hedges - Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are designated as cash flow hedges, and are carried at their estimated fair value on a recurring basis. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in accumulated other comprehensive income and is subsequently reclassified into "Interest expense" in the period that the hedged forecasted transactions affect earnings. Our cash flow hedges become less than perfectly effective if the critical terms of the hedging instrument and the forecasted transactions do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and interest rates. In addition, we evaluate the default risk of the counterparty by monitoring the creditworthiness of the counterparty.

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
Transaction and Other Costs
Transaction and other costs consist primarily of fees and expenses incurred in connection with the Formation Transaction, including amounts incurred for transition services provided by our former parent, integration costs and severance costs, as well as pursuit costs related to other completed, potential and pursued transactions. Transaction and other costs are expensed as incurred.

Income Taxes
We have elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under those sections, a REIT which distributes at least 90% of its REIT taxable income as dividends to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Prior to the Separation, Vornado operated as a REIT and distributed 100% of its REIT taxable income to its shareholders; accordingly, no provision for federal income taxes has been made in the accompanying financial statements for the periods prior to the Separation. We currently adhere and intend to continue to adhere to these requirements and to maintain our REIT status in future periods.

As a REIT, we can reduce our taxable income by distributing all or a portion of such taxable income to shareholders. Future distributions will be declared and paid at the discretion of the Board of Trustees and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual dividend requirements under the REIT provisions of the Code and such other factors as our Board of Trustees deems relevant.
We also participate in the activities conducted by our subsidiary entities that have elected to be treated as taxable REIT subsidiaries ("TRS") under the Code. As such, we are subject to federal, state, and local taxes on the income from these activities. Income taxes attributable to our TRSs are accounted for under the asset and liability method. Under the asset and liability method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. We provide for a valuation allowance for deferred income tax assets if we believe all or some portion of the deferred tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated ability to realize the related deferred tax asset is included in deferred tax benefit (expense).
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
Earnings (Loss) Per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Unvested and vested share-based payment awards that entitle holders to receive non-forfeitable dividends, which include OP Units and long-term incentive partnership units ("LTIP Units"), are considered participating securities. Consequently, we are required to apply the two-class method of computing basic and diluted earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and participating securities based on their respective rights to receive dividends. During periods of net loss, losses are allocated only to the extent the participating securities are required to absorb their share of such losses. Diluted earnings per common share reflects the potential dilution of the assumed exchange of various unit and share-based payment awards into common shares to the extent they are dilutive.

Share-Based Compensation
The fair value of OP Units, formation awards ("Formation Awards"), LTIP Units, LTIP Units with time-based vesting requirements ("Time-Based LTIP Units"), performance-based LTIP Units ("Performance-Based LTIP Units") and Employee Share Purchase Plan ("ESPP") common shares granted to our trustees, management and employees is determined, depending on the type of award, using the Monte Carlo or Black-Scholes methods, which is intended to estimate the fair value of the awards at the grant date using dividend yields, expected volatilities that are primarily based on available implied data and peer group companies' historical data and post-vesting restriction periods. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The shortcut method is used for determining the expected life used in the valuation method.

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
Recent Accounting Pronouncements
The following table provides a brief description of recent significant accounting pronouncements by the Financial Accounting Standards Board ("FASB") that have been or will be required to be adopted by us:

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
		December 2018	The adoption and implementation of this standard did not have a material impact on our financial statements.

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters

Standard not yet adopted
ASU 2016-02, Leases (Topic 842), as clarified and amended by ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20
This standard establishes principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The ASU also clarifies that an assessment of whether a land easement meets the definition of a lease under the new lease standard is required. The provisions of this standard are effective for fiscal years beginning after December 15, 2018 and should be applied through a modified retrospective transition, which includes optional practical expedients related to leases that commenced before the effective date and allows the new requirements to be applied on the date of adoption rather than the beginning of the earliest comparative period presented.
January 2019
We completed our evaluation of the implementation of this standard. ASU 2016-02 will more significantly impact the accounting for leases in which we are the lessee. We have leases for which we anticipate recording operating right-of-use assets totaling $31.0 million to $41.0 million and operating lease liabilities totaling $33.0 million to $43.0 million, which are equal to the present value of the remaining minimum lease payments upon adoption of this standard. Under ASU 2016-02, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, we will no longer be able to capitalize internal leasing costs and instead will be required to expense these costs as incurred. Capitalized internal leasing costs were $6.5 million, $2.9 million and $2.5 million for each of the three years in the period ended December 31, 2018. We will apply the modified retrospective approach of adoption and will elect the transition practical expedients, including the Relief Package for existing leases, the Easement practical expedient for existing easements, but not the Hindsight expedient.

3.	The Combination
In the Combination on July 18, 2017, we acquired the JBG Assets in exchange for approximately 37.2 million common shares and OP Units. The Combination has been accounted for at fair value under the acquisition method of accounting. The following allocation of the purchase price is based on the fair value of the assets acquired and liabilities assumed (in thousands):

Fair value of purchase consideration:
Common shares and OP Units	$1,224,885
Cash	20,573
Total consideration paid	$1,245,458

Fair value of assets acquired and liabilities assumed:
Land and improvements	$338,072
Building and improvements	609,156
Construction in progress, including land	699,800
Leasehold improvements and equipment	7,890
Real estate	1,654,918
Cash	104,529
Restricted cash	13,460
Investments in and advances to unconsolidated real estate ventures	241,142
Identified intangible assets	138,371
Notes receivable (1)	50,934
Identified intangible liabilities	(8,687)
Mortgages payable assumed (2)	(768,523)
Capital lease obligations assumed (3)	(33,543)
Lease assumption liabilities (4)	(48,127)
Deferred tax liability (5)	(18,610)
Other liabilities acquired, net	(60,048)
Noncontrolling interests in consolidated subsidiaries	(3,588)
Net assets acquired	1,262,228
Gain on bargain purchase (6)	16,770
Total consideration paid	$1,245,458
____________________

(1)	During the year ended December 31, 2017, we received proceeds of $50.9 million from the repayment of the notes receivable acquired in the Combination.

(2)	Subject to various interest rate swap and cap agreements assumed in the Combination that are considered economic hedges, but not designated as accounting hedges.

(3)
In the Combination, two ground leases were assumed that were determined to be capital leases. On July 25, 2017, we purchased a land parcel located in Reston, Virginia associated with one of the ground leases for $19.5 million.

(4)
Includes a $14.0 million payment to a tenant, which was paid in 2018, and a $34.1 million lease liability we assumed in relocating a tenant to one of our office buildings. The $34.1 million assumed lease liability is based on the contractual payments we assumed under the tenant’s previous lease, which are partially offset by estimated sub-tenant income we anticipate receiving as we actively pursue a sub-tenant.

(5)	Related to the management and leasing contracts acquired in the Combination.

(6)
The Combination resulted in a gain on bargain purchase of $24.4 million for the year ended December 31, 2017 because the fair value of the identifiable net assets acquired exceeded the purchase consideration. As a result of finalizing our fair value estimates used in the purchase price allocation related to the Combination, during the year ended December 31, 2018, we adjusted the fair value of certain assets acquired and liabilities assumed consisting of a decrease of $468,000 to investments in and advances to unconsolidated real estate ventures, an increase of $4.7 million to lease assumption liabilities and an increase of $2.4 million to other liabilities acquired, resulting in a reduction of the gain on bargain purchase of $7.6 million for the year ended December 31, 2018. The purchase consideration was based on the fair value of the common shares and OP Units issued in the Combination. We have concluded that all acquired assets and liabilities were recognized and that the valuation procedures and resulting estimates of fair values were appropriate.

The fair value of the common shares and OP Units purchase consideration was determined as follows (in thousands, except exchange ratio and price per share/unit):

Outstanding common shares and common limited partnership units prior to the Combination	100,571
Exchange ratio (1)	2.71
Common shares and OP Units issued in consideration	37,164
Price per share/unit (2)	$37.10
Fair value of common shares and OP Units issued in consideration	$1,378,780
Fair value adjustment to OP Units due to transfer restrictions	(43,304)
Portion of consideration attributable to performance of future services (3)	(110,591)
Fair value of common shares and OP Units purchase consideration	$1,224,885
____________________

(1)	Represents the implied exchange ratio of one common share and OP Unit of JBG SMITH for 2.71 common shares and common limited partnership units prior to the Combination.

(2)	Represents the volume weighted average share price on July 18, 2017.

(3)
OP Unit consideration paid to certain of the owners of the JBG Assets which have a fair value of $110.6 million is subject to post-combination employment with vesting over periods of either 12 or 60 months and amortization is recognized as compensation expense over the period of employment in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in the statements of operations.

The JBG Assets acquired on July 18, 2017 comprise: (i) 30 operating assets comprising 21 commercial assets totaling approximately 4.1 million square feet (2.4 million square feet at our share) and nine multifamily assets with 2,883 units (1,099 units at our share); (ii) 11 commercial and multifamily assets under construction totaling over 2.5 million square feet (2.2 million square feet at our share); (iii) two near-term development commercial and multifamily assets totaling approximately 401,000 square feet (242,000 square feet at our share); (iv) 26 future development assets totaling approximately 11.7 million square feet (8.5 million square feet at our share) of estimated potential development density; and (v) JBG/Operating Partners, L.P., a real estate services company providing investment, development, asset management, property management, leasing, construction management and other services. Before the Combination, JBG/Operating Partners, L.P. was owned by 20 unrelated individuals, 19 of whom became our employees and three of whom serve on our Board of Trustees.
The fair values of tangible and identified intangible assets and liabilities, which have definite lives, are as follows:

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

Costs related to the Formation Transaction (such as advisory, severance, legal, accounting, valuation and other professional fees) are included in "Transaction and other costs" in our statements of operations. Transaction and other costs of $27.7 million for the year ended December 31, 2018 comprised fees and expenses incurred in connection with the Formation Transaction (including transition services provided by our former parent, integration costs and severance costs) of $15.9 million, costs related to other completed, potential and pursued transactions of $9.0 million and costs related to the successful pursuit of an Amazon.com, Inc. ("Amazon") headquarters at our properties in National Landing (“Amazon HQ2”) of $2.8 million. Transaction and other costs of $127.7 million for the year ended December 31, 2017 consist primarily of fees and expenses incurred in connection with the Formation Transaction, including severance and transaction bonus expense of $40.8 million, investment banking fees of $33.6 million, legal fees of $13.9 million and accounting fees of $10.8 million.
The following pro forma information for the year ended December 31, 2017 is presented as if the Formation Transaction had occurred on January 1, 2016. This pro forma information is based upon historical financial statements, adjusted for certain factually supported items directly related to the Formation Transaction. This pro forma information does not purport to represent what the actual results of our operations would have been, nor does it purport to predict the results of operations of future periods. The pro forma information was adjusted to exclude transaction and other costs of $127.7 million and the gain on bargain purchase of $24.4 million and their related income tax benefits for the year ended December 31, 2017.

Year Ended
December 31, 2017
(In thousands)
Unaudited pro forma information:
Total revenue	$637,672
Net loss attributable to common shareholders	(19,343)
The total revenue and net loss of the JBG Assets for the year ended December 31, 2017 included in our statements of operations from the acquisition date was $71.3 million and $23.1 million.

4.    Acquisitions, Dispositions and Assets Held for Sale
Acquisitions
In December 2018, we purchased a 4.25-acre land parcel, Potomac Yard Land Bay H located in Alexandria, Virginia, for $23.0 million through a reverse Section 1031 of the Code like-kind exchange agreement with a third party intermediary. See Note 7 for further discussion. In conjunction with the acquisition, we recorded a liability of $15.1 million, based on the fair value estimate to remediate pre-existing environmental matters, which was capitalized as part of the cost of the land.
In December 2018, we acquired the remaining 3.1% interest in West Half, a real estate venture, for $5.0 million, which increased our interest to 100.0%. Prior to the acquisition, West Half was a consolidated VIE.

Dispositions
The following is a summary of disposition activity for the year ended December 31, 2018:

Date Disposed	Assets	Segment	Location	Total Square Feet	Gross Sales Price	Cash Proceeds from Sale (1)	Gain on Sale of Real Estate
					(In thousands)
February 13, 2018	Summit - MWAA	Commercial	Reston, Virginia	—	$2,154	$2,154	$455
April 3, 2018	Summit I and II / Summit Land (2)	Commercial	Reston, Virginia	284,118	95,000	35,240	6,189
May 1, 2018	Bowen Building (3)	Commercial	Washington, D.C.	231,402	140,000	136,488	27,207
September 21, 2018	Executive Tower (4)	Commercial	Washington, D.C.	129,831	121,445	113,267	12,378
October 23, 2018	1233 20th Street (5)	Commercial	Washington, D.C.	149,684	65,000	21,229	4,354
October 25, 2018	Falkland Chase - North (out-of-service portion)	Multifamily	Silver Spring, Maryland	13,284	3,819	3,819	1,600
Total				808,319	$427,418	$312,197	$52,183
______________

(1)	Net of related mortgage loan payments.

(2)	Total square feet included 700,000 square feet of estimated potential development density. In connection with the sale, we repaid the related $59.0 million mortgage loan.

(3)	In connection with the sale, we repaid $115.0 million of the then outstanding balance on our revolving credit facility.

(4)	Proceeds from the sale were held in escrow and classified as "Restricted cash" on our balance sheet as of December 31, 2018.

(5)	In connection with the sale, we repaid the related $41.9 million mortgage loan.

In August 2018, JP Morgan, our partner in the real estate venture that owned the Investment Building, a 401,000 square foot office building located in Washington, D.C., acquired our 5.0% interest in the venture. In December 2018, our unconsolidated real estate venture with Canadian Pension Plan Investment Board ("CPPIB") sold The Warner, a 583,000 square foot office building located in Washington, D.C. See Note 6 for additional information.

Assets Held for Sale

As of December 31, 2018 and 2017, we had certain real estate properties that were classified as held for sale. The amounts included in "Assets held for sale" in our balance sheets primarily represent real estate investment balances. The following is a summary of assets held for sale:

Assets	Segment	Location	Total Square Feet	Assets Held for Sale	Liabilities Related to Assets Held for Sale
				(In thousands)
December 31, 2018
Commerce Executive (1)	Commercial	Reston, Virginia	388,562	$78,981	$3,717

December 31, 2017
Summit - MWAA (2)	Commercial	Reston, Virginia	—	$1,699	$—
Potomac Yard Land Bay G (3)	Other	Alexandria, Virginia	—	6,594	—
				$8,293	$—
_______________

(1)
In July 2018, the buyer’s deposit related to the contract to sell Commerce Executive became non-refundable. In February 2019, we sold Commerce Executive for $115.0 million. The sale also included approximately 894,000 square feet of estimated potential development density. The sale was part of a reverse 1031 like-kind exchange. See Note 7 for additional information.

(2)	As previously disclosed, in February 2018, Summit - MWAA was sold for $2.2 million.

(3)	During the second quarter of 2018, the buyer forfeited their deposit and the property was removed from assets held for sale.

5.    Tenant and Other Receivables, Net
The following is a summary of tenant and other receivables:

	December 31,
	2018	2017
	(In thousands)
Tenants	$31,362	$30,672
Third-party real estate services	12,443	8,954
Other	9,463	12,992
Allowance for doubtful accounts	(6,700)	(5,884)
Total tenant and other receivables, net	$46,568	$46,734

We incurred bad debt expense of approximately $3.3 million, $3.8 million and $750,600 during each of the three years in the period ended December 31, 2018, which is included in "Property operating expenses" in the statements of operations.

6.    Investments in and Advances to Unconsolidated Real Estate Ventures
The following is a summary of the composition of our investments in and advances to unconsolidated real estate ventures:

	Ownership Interest (1)	December 31,
Real Estate Venture Partners		2018	2017
		(In thousands)
CPPIB	55.0% - 68.5%	$97,521	$36,317
Landmark	1.8% - 49.0%	84,320	95,368
CBREI Venture	5.0% - 64.0%	73,776	79,062
Berkshire Group	50.0%	43,937	27,761
Brandywine	30.0%	13,777	13,741
CIM Group ("CIM") and Pacific Life Insurance Company ("PacLife")	16.7%	9,339	—
JP Morgan	—%	—	9,296
Other		128	246
Total investments in unconsolidated real estate ventures		322,798	261,791
Advances to unconsolidated real estate ventures		80	20
Total investments in and advances to unconsolidated real estate ventures		$322,878	$261,811
_______________

(1)	Ownership interests as of December 31, 2018. We have multiple investments with certain venture partners with varying ownership interests.
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
In February 2018, we entered into a real estate venture with CPPIB to develop and own 1900 N Street, an under construction commercial asset in Washington, D.C. We contributed 1900 N Street, valued at $95.9 million, to the real estate venture, and CPPIB has committed to contribute approximately $101.3 million to the venture for a 45.0% interest, which will reduce our ownership interest from 100.0% at the real estate venture's formation to 55.0% as contributions are funded.
In June 2018, the real estate venture with CPPIB that owns 1101 17th Street, a 216,000 square foot office building located in Washington, D.C., in which we have a 55.0% ownership interest, refinanced a mortgage loan payable that was collateralized by the property. The terms of the new mortgage loan eliminated the principal guaranty provisions that had been included in the prior loan. At the time of refinancing, distributions and our share of the cumulative earnings of the venture exceeded our investment in the venture by $5.4 million, which resulted in a negative investment balance. After the elimination of the principal guaranty provisions in the prior mortgage loan, we no longer guarantee the obligations of the venture or are obligated to provide further financial support to the venture. Accordingly, we recognized the $5.4 million negative investment balance as income within "Income from unconsolidated real estate ventures, net" in our statements of operations for the year ended December 31, 2018, which results in a zero investment balance in the real estate venture that owns 1101 17th Street in our balance sheet as of December 31, 2018. We have also suspended the equity method accounting for this real estate venture. We will recognize as income any future distributions from the venture until our share of unrecorded earnings and contributions exceed the cumulative excess distributions previously recognized in income. During the year ended December 31, 2018, we recognized income of $8.3 million related to distributions from the real estate venture that owns 1101 17th Street, which is included in "Income from unconsolidated real estate ventures, net" in our statement of operations.
In August 2018, JP Morgan, our partner in the real estate venture that owned the Investment Building, a 401,000 square foot office building located in Washington, D.C., acquired our 5.0% interest in the venture for $24.6 million, resulting in a gain of $15.5 million, which is included in "Income from unconsolidated real estate ventures, net" in our statement of operations for the year ended December 31, 2018.

In December 2018, our unconsolidated real estate venture with CPPIB sold The Warner, a 583,000 square foot office building located in Washington, D.C., for $376.5 million. In connection with the sale, the unconsolidated real estate venture recognized a gain on sale of $32.5 million, of which our proportionate share was $20.6 million, which is included in "Income from unconsolidated real estate ventures, net" in our statement of operations for the year ended December 31, 2018. Additionally, in connection with the sale, our unconsolidated real estate venture repaid the related mortgage payable of $270.5 million.

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted Average Effective Interest Rate (1)	December 31,
		2018	2017
		(In thousands)
Variable rate (2)	5.53%	$461,704	$534,500
Fixed rate (3)	4.02%	665,662	657,701
Unconsolidated real estate ventures - mortgages payable		1,127,366	1,192,201
Unamortized deferred financing costs		(1,998)	(2,000)
Unconsolidated real estate ventures - mortgages payable, net (4)		$1,125,368	$1,190,201
______________

(1)	Weighted average effective interest rate as of December 31, 2018.

(2)	Includes variable rate mortgages payable with interest rate cap agreements.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

(4)	See Note 19 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of the financial information for our unconsolidated real estate ventures:

	December 31,
	2018	2017
Combined balance sheet information:	(In thousands)
Real estate, net	$2,050,985	$2,106,670
Other assets, net	169,264	264,731
Total assets	$2,220,249	$2,371,401

Borrowings, net	$1,125,368	$1,190,201
Other liabilities, net	94,845	76,416
Total liabilities	1,220,213	1,266,617
Total equity	1,000,036	1,104,784
Total liabilities and equity	$2,220,249	$2,371,401

	Year Ended December 31,
	2018	2017	2016
Combined income statement information:	(In thousands)
Total revenue	$300,032	$135,256	$68,118
Operating income (1)	56,262	14,741	19,283
Net income (loss)	(1,155)	(7,593)	5,234
_____________

(1)	Includes gain on sale of The Warner of $32.5 million recognized by our unconsolidated real estate venture with CPPIB during the year ended December 31, 2018.

7.    Variable Interest Entities

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

Unconsolidated VIEs
As of December 31, 2018 and 2017, we have interests in entities deemed to be VIEs that are in the development stage and do not hold sufficient equity at risk or conduct substantially all their operations on behalf of an investor with disproportionately few voting rights. Although we are engaged to act as the managing partner in charge of day-to-day operations of these investees, we are not the primary beneficiary of these VIEs as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE’s performance. We account for our investment in these entities under the equity method. As of December 31, 2018 and 2017, the net carrying amounts of our investment in these entities were $232.8 million and $163.5 million, which are included in "Investments in and advances to unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs is included in "Income from unconsolidated real estate ventures, net" in our statements of operations. Our maximum exposure to loss in these entities is limited to our investments, construction commitments and debt guarantees. See Note 19 for additional information.

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
In conjunction with the acquisition of Potomac Yard Land Bay H located in Alexandria, Virginia in December 2018, we entered into a reverse Code Section 1031 like-kind exchange agreement with a third party intermediary, which, for a maximum of 180 days, allowed us to defer for tax purposes, gains on the sale of other properties identified and sold within this period. Until the earlier of the termination of the exchange agreement or 180 days after the acquisition date, the third party intermediary was the legal owner of the entity that owned this property. The agreement that governed the operations of this entity provided us with the power to direct the activities that most significantly impacted the entity's economic performance. This entity is deemed a VIE as of December 31, 2018 primarily because it may not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. We determined that we are the primary beneficiary of the VIE as a result of having the power to direct the activities that most significantly impact its economic performance and the obligation to absorb losses, as well as the right to receive benefits, that could be potentially significant to the VIE. Accordingly, we consolidated the property and its operations as of the acquisition date. Legal ownership of this entity was transferred to us by the qualified intermediary after of the sale of Commerce Executive in February 2019.

We also consolidate certain other VIEs in which we control the most significant business activities. These entities are VIEs because they are in the development stage and do not hold sufficient equity at risk. We are the primary beneficiaries of these VIEs because the noncontrolling interest holders do not have substantive kick-out or participating rights and we control all of the significant business activities.

As of December 31, 2018, we consolidated two VIEs with total assets and liabilities, excluding the operating partnership, of $94.8 million and $43.4 million. As of December 31, 2017, we consolidated two VIEs with total assets and liabilities, excluding the operating partnership, of $111.0 million and $8.8 million.
In December 2018, we acquired the remaining interest in West Half. Prior to the acquisition, West Half was a consolidated VIE. See Note 4 for additional information.

8.    Other Assets, Net
The following is a summary of other assets, net:

	December 31,
	2018	2017
	(In thousands)
Deferred leasing costs	$202,066	$171,153
Accumulated amortization	(72,465)	(67,180)
Deferred leasing costs, net	129,601	103,973
Identified intangible assets, net	89,859	126,467
Prepaid expenses	6,482	9,038
Deferred financing costs on credit facility, net	4,806	6,654
Deposits	3,633	6,317
Derivative agreements, at fair value	10,383	2,141
Other	20,230	9,333
Total other assets, net	$264,994	$263,923

The following is a summary of the composition of identified intangible assets, net:

	December 31,
	2018	2017
Identified intangible assets:	(in thousands)
In-place leases	$38,216	$72,086
Above-market real estate leases	9,414	12,066
Below-market ground leases	2,215	2,547
Option to enter into ground lease	17,090	17,090
Management and leasing contracts	48,900	48,900
Other	166	206
Total identified intangibles assets	116,001	152,895
Accumulated amortization:
In-place leases	11,602	20,015
Above-market real estate leases	2,405	1,600
Below-market ground leases	1,448	1,365
Option to enter into ground lease	251	78
Management and leasing contracts	10,297	3,209
Other	139	161
Total accumulated amortization	26,142	26,428
Identified intangible assets, net	$89,859	$126,467

The following is a summary of amortization expense included in the statements of operations related to identified intangible assets:

	Year Ended December 31,
	2018	2017	2016

In-place lease amortization (1)	$11,807	$10,216	$485
Above-market real estate lease amortization (2)	2,390	1,428	78
Below-market ground lease amortization (3)	85	87	85
Option to enter into ground lease amortization (3)	173	—	—
Management and leasing contract amortization (1)	7,088	3,209	—
Other amortization (1)	18	14	92
Total identified intangible asset amortization	$21,561	$14,954	$740

___________________________________________
(1) Amounts are included in "Depreciation and amortization expenses" in our statements of operations.
(2) Amounts are included in "Property rentals revenue" in our statements of operations.
(3) Amounts are included in "Property operating expenses" in our statements of operations.

As of December 31, 2018, the estimated amortization of identified intangible assets is as follows for the next five years and thereafter:

Year ending December 31,	Amount
(in thousands)
2019	$16,184
2020	13,720
2021	10,591
2022	9,506
2023	8,924
Thereafter	30,934
Total	$89,859
9.    Debt
Mortgages Payable
The following is a summary of mortgages payable:

	Weighted Average Effective Interest Rate (1)	December 31,
		2018	2017
		(In thousands)
Variable rate (2)	4.30%	$308,918	$498,253
Fixed rate (3)	4.09%	1,535,734	1,537,706
Mortgages payable		1,844,652	2,035,959
Unamortized deferred financing costs and premium/ discount, net		(6,271)	(10,267)
Mortgages payable, net		$1,838,381	$2,025,692
__________________________

(1)	Weighted average effective interest rate as of December 31, 2018.

(2)	Includes variable rate mortgages payable with interest rate cap agreements.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

As of December 31, 2018, the net carrying value of real estate collateralizing our mortgages payable, excluding assets held for sale, totaled $2.3 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain of our mortgage loans are recourse to us. As of December 31, 2018, we were not in default under any mortgage loan.
During the year ended December 31, 2018, aggregate borrowings totaled $118.1 million, of which $47.5 million relates to the principal balance on a new mortgage loan collateralized by 1730 M Street and the remainder related to construction draws under mortgages payable. We repaid mortgages payable with an aggregate principal balance of $298.1 million and recognized losses on the extinguishment of debt in conjunction with these repayments of $5.2 million for the year ended December 31, 2018.
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
As of December 31, 2018 and 2017, we had various interest rate swap and cap agreements with an aggregate notional value of $1.3 billion and $1.4 billion on certain of our mortgages payable, which mature on various dates concurrent with the maturity of the related mortgages payable. During the year ended December 31, 2018, we entered into various interest rate swap and cap agreements on certain of our mortgages payable with an aggregate notional value of $381.3 million. See Note 17 for additional information.
Credit Facility
In July 2017, we entered into a $1.4 billion credit facility, consisting of a $1.0 billion revolving credit facility maturing in July 2021, with two six-month extension options, a delayed draw $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023, and a delayed draw $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. The interest rate for the credit facility varies based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets and ranges (a) in the case of the revolving credit facility, from LIBOR plus 1.10% to LIBOR plus 1.50%, (b) in the case of the Tranche A-1 Term Loan, from LIBOR plus 1.20% to LIBOR plus 1.70% and (c) in the case of the Tranche A-2 Term Loan, from LIBOR plus 1.55% to LIBOR plus 2.35%. There are various LIBOR options in the credit facility, and we elected the one-month LIBOR option as of December 31, 2018. As of December 31, 2018, we were not in default under our credit facility.
In July 2017, in connection with the Combination, we drew $115.8 million on the revolving credit facility and $50.0 million under the Tranche A-1 Term Loan. In connection with the execution of the credit facility, we incurred $11.2 million in debt issuance costs during the year ended December 31, 2017. In October 2017, we entered into an interest rate swap with a notional value of $50.0 million effectively to convert the variable interest rate applicable to our Tranche A-1 Term Loan to a fixed interest rate.
In January 2018, we drew $50.0 million under the Tranche A-1 Term Loan in accordance with the delayed draw provisions of the credit facility, bringing the outstanding borrowings under the term loan facility to $100.0 million. Concurrent with the draw, we entered into an interest rate swap agreement effectively to convert the variable interest rate to a fixed interest rate. As of December 31, 2018 and 2017, we had interest rate swaps with an aggregate notional value of $100.0 million and $50.0 million effectively to convert the variable interest rate applicable to our Tranche A-1 Term Loan to a fixed interest rate, providing weighted average base interest rates under the facility agreement of 2.12% and 1.97% per annum. The interest rate swaps mature in January 2023, concurrent with the maturity of our Tranche A-1 Term Loan.
In July 2018, we drew $200.0 million under the Tranche A-2 Term Loan, in accordance with the delayed draw provisions of the credit facility.

The following is a summary of amounts outstanding under the credit facility:

		December 31,
	Interest Rate (1)	2018	2017
		(In thousands)
Revolving credit facility (2) (3) (4) (5)	3.60%	$—	$115,751

Tranche A-1 Term Loan	3.32%	$100,000	$50,000
Tranche A-2 Term Loan	4.05%	200,000	—
Unsecured term loans		300,000	50,000
Unamortized deferred financing costs, net		(2,871)	(3,463)
Unsecured term loans, net		$297,129	$46,537
__________________________

(1)	Interest rate as of December 31, 2018.

(2)	As of December 31, 2018 and 2017, letters of credit with an aggregate face amount of $5.7 million were provided under our revolving credit facility.

(3)	As of December 31, 2018 and 2017, net deferred financing costs related to our revolving credit facility totaling $4.8 million and $6.7 million were included in "Other assets, net."

(4)	In May 2018, in connection with the sale of the Bowen Building, we repaid $115.0 million of the then outstanding balance on our revolving credit facility. See Note 4 for additional information.

(5)	The interest rate for the revolving credit facility excludes a 0.15% facility fee.
Principal Maturities
Principal maturities of debt outstanding as of December 31, 2018, including mortgages payable and the term loans, are as follows:

Year ending December 31,	Amount
(In thousands)
2019	$182,467
2020	97,141
2021	331,881
2022	327,500
2023	277,736
Thereafter	927,927
Total	$2,144,652

10.    Other Liabilities, Net
The following is a summary of other liabilities, net:

	December 31,
	2018	2017
	(In thousands)
Lease intangible liabilities	$40,179	$44,917
Accumulated amortization	(26,081)	(26,950)
Lease intangible liabilities, net	14,098	17,967
Prepaid rent	21,998	15,751
Lease assumption liabilities and accrued tenant incentives	32,422	50,866
Capital lease obligation	15,704	15,819
Security deposits	17,696	13,618
Environmental liabilities (1)	17,898	2,900
Ground lease deferred rent payable	3,510	3,730
Net deferred tax liability	6,878	8,202
Dividends payable	45,193	31,097
Other	6,209	1,327
Total other liabilities, net	$181,606	$161,277
__________________________

(1)	Includes a $15.1 million liability to remediate pre-existing environmental matters related to Potomac Yard Land Bay H, which was acquired in December 2018.
Amortization expense included in "Property rentals" in the statements of operations related to lease intangible liabilities for each of the three years in the period ended December 31, 2018 was $2.6 million, $2.3 million and $1.4 million.
As of December 31, 2018, the estimated amortization of lease intangible liabilities is as follows for the next five years and thereafter:

Year ending December 31,	Amount
(in thousands)
2019	$2,232
2020	2,019
2021	1,753
2022	1,734
2023	1,726
Thereafter	4,634
Total	$14,098
11.     Income Taxes

For the years ended December 31, 2018 and 2017, we have elected to be taxed as a REIT, and our former parent also elected to be taxed as a REIT for the year ended December 31, 2016. Accordingly, we incurred no federal income tax expense for any of the three years in the period ended December 31, 2018 related to our REIT subsidiaries. The only federal income taxes included in the accompanying financial statements relate to activities of our TRSs. Due to the passage of federal tax reform legislation, which was signed into law on December 22, 2017 and which we refer as the 2017 Tax Act, our TRSs were required to decrease the net deferred tax liability, which resulted in a net tax benefit of $3.9 million during the year ended December 31, 2017. The recorded tax charges in 2017 for the impact of the 2017 Tax Act were made using the current available information and technical guidance on the interpretations of the 2017 Tax Act. As permitted by Securities and Exchange Commission Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we recorded estimates and have subsequently finalized our accounting analysis based on the guidance, interpretations and data available as of December 31, 2018. We did not have any changes to our 2017 estimate related to the 2017 Tax Act and therefore, it had no impact to our 2018 financial statements.

Our financial statements include the operations of our TRSs, which are subject to federal, state and local income taxes on their taxable income. As a REIT, we may also be subject to federal excise taxes if we engage in certain types of transactions. Continued qualification as a REIT depends on our ability to satisfy the REIT distribution tests, stock ownership requirements and various other qualification tests. As of December 31, 2018, our TRSs have an estimated federal and state net operating loss of $6.8 million, which will expire in 2037 and 2038. The net basis of our assets and liabilities for tax reporting purposes is approximately $114.0 million lower than the amounts reported in our balance sheet as of December 31, 2018.

The following is a summary of our income tax benefit (expense):

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current tax benefit (expense)	$20	$(496)	$(1,083)
Deferred tax benefit (expense)	718	10,408	—
Income tax benefit (expense)	$738	$9,912	$(1,083)

As of December 31, 2018 and 2017, we have a net deferred tax liability of $6.9 million and $8.2 million primarily related to the management and leasing contracts assumed in the Combination, partially offset by deferred tax assets associated with tax versus book differences, related general and administrative expenses and the net operating loss for 2018 and 2017. We are subject to federal, state and local income tax examinations by taxing authorities for 2015 through 2018.

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Accrued bonus	$—	$1,675
Net operating loss	2,326	1,710
Deferred revenue	998	71
Bad debt expense	583	111
Other	198	623
Total deferred tax assets	4,105	4,190
Valuation allowance	(469)	—
Total deferred tax assets, net of valuation allowance	3,636	4,190
Deferred tax liabilities:
Management and leasing contracts	(9,905)	(11,840)
Other	(609)	(552)
Total deferred tax liabilities	(10,514)	(12,392)
Net deferred tax liability	$(6,878)	$(8,202)
During 2018, we established a valuation allowance attributable to a portion of the federal loss carry forward as we do not consider it more likely than not that a deferred tax asset will be realized.
During the year ended December 31, 2018, our Board of Trustees declared cash dividends totaling $1.00 (regular dividends of $0.90 per common share and a special dividend of $0.10 per common share) of which $0.42 was taxable as ordinary income for federal income tax purposes in 2018, $0.355 were capital gain distributions and the remaining $0.225 will be determined in 2019. During the year ended December 31, 2017, our Board of Trustees declared cash dividends of $0.45 per common share of which $0.385 was taxable as ordinary income for federal income tax purposes in 2017 and $0.065 were capital gains distributions. No dividends were declared or paid in 2016.

12.    Redeemable Noncontrolling Interests
JBG SMITH LP
In July 2017, JBG SMITH LP issued 19.8 million OP Units to persons other than JBG SMITH that became redeemable for cash or, at our election, our common shares beginning on August 1, 2018, subject to certain limitations. During the year ended December 31, 2018, unitholders redeemed 3.0 million OP units, which we elected to redeem for an equivalent number of our common shares. As of December 31, 2018, outstanding OP Units totaled 16.8 million, representing a 12.2% interest in JBG SMITH LP. On our balance sheets, our redeemable noncontrolling interests are presented at the higher of their redemption value at the end of each reporting period or their carrying value, with such adjustments recognized in "Additional paid-in capital." Redemption value is equivalent to the market value of one of our common shares at the end of the period multiplied by the number of vested OP units outstanding. In 2019, unitholders redeemed 1.7 million OP units, which we elected to redeem for an equivalent number of our common shares.
Consolidated Real Estate Venture
In November 2017, we became a partner in a real estate venture that owns an under construction multifamily asset located at 965 Florida Avenue in Washington, D.C. Pursuant to the terms of the 965 Florida Avenue real estate venture agreement, we will fund all capital contributions until our ownership interest reaches a maximum of 97.0%. Our partner can redeem its interest for cash two years after delivery, but no later than seven years subsequent to delivery. As of December 31, 2018, we held an 88.1% ownership interest in the real estate venture.
Below is a summary of the activity of redeemable noncontrolling interests:

	Year Ended December 31,
	2018			2017
	JBG SMITH LP	Consolidated Real Estate Venture	Total	JBG SMITH LP	Consolidated Real Estate Venture	Total
	(In thousands)
Balance as of beginning of period	$603,717	$5,412	$609,129	$—	$—	$—
Fair value of OP Unit redemptions	(109,208)	—	(109,208)	—	—	—
OP Units issued at the Separation	—	—	—	96,632	—	96,632
OP Units issued in connection with the Combination (1)	—	—	—	359,967	—	359,967
Net income (loss) attributable to redeemable noncontrolling interests	6,641	69	6,710	(7,320)	(8)	(7,328)
Other comprehensive income	1,384	—	1,384	225	—	225
Contributions (distributions)	(18,737)	500	(18,237)	(9,113)	5,420	(3,693)
Share-based compensation expense	52,190	—	52,190	32,634	—	32,634
Adjustment to redemption value	16,172	—	16,172	130,692	—	130,692
Balance as of end of period	$552,159	$5,981	$558,140	$603,717	$5,412	$609,129

_______________________________________

(1)
Excludes certain OP Units issued as part of the Combination which had an estimated fair value of $110.6 million, the vesting of which is subject to post-combination employment. See Note 13 for additional information.

13.     Share-Based Payments and Employee Benefits

OP UNITS

The acquisition of JBG/Operating Partners, L.P. in the Combination, resulted in the issuance of 3.3 million OP Units to its former owners with an estimated grant-date fair value of $110.6 million. The OP Units were subject to post-combination vesting over periods of either 12 or 60 months based on continued employment. The significant assumptions used to value the OP Units included expected volatility (18.0% to 27.0%), risk-free interest rates (1.3% to 1.5%) and post-vesting restriction periods (1 year to 3 years). Compensation expense for these OP Units is recognized over the graded vesting period. See Note 3 for additional information.

The following table presents information regarding the OP Units activity:

	Unvested Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2017	3,086,962	33.49
Vested	(86,975)	37.10
Unvested at December 31, 2018	2,999,987	33.39

The total-grant date fair value of the OP Units that vested during the years ended December 31, 2018 and 2017 was $3.2 million and $7.2 million.

JBG SMITH 2017 Omnibus Share Plan

On June 23, 2017, our Board of Trustees adopted the JBG SMITH 2017 Omnibus Share Plan (the "Plan"), effective as of July 17, 2017, and authorized the reservation of approximately 10.3 million of our common shares pursuant to the Plan. On July 10, 2017, our then sole-shareholder approved the Plan. As of December 31, 2018, there were 4.8 million common shares available for issuance under the Plan.
Formation Awards
Pursuant to the Plan, on July 18, 2017, we granted approximately 2.7 million Formation Awards based on an aggregate notional value of approximately $100.0 million divided by the volume-weighted average price on July 18, 2017 of $37.10 per common share. In 2018, we granted 93,784 Formation Awards based on an aggregate notional value of approximately $3.2 million divided by the volume-weighted average price on the date of issuance of $34.40 per common share.
The Formation Awards are structured in the form of profits interests in JBG SMITH LP that provide for a share of appreciation determined by the increase in the value of a common share at the time of conversion over the volume-weighted average price of a common share at the time the formation unit was granted. The Formation Awards, subject to certain conditions, generally vest 25% on each of the third and fourth anniversaries and 50% on the fifth anniversary, of the date granted, subject to continued employment with JBG SMITH through each vesting date.
The value of vested Formation Awards is realized through conversion of the award into a number of LTIP Units, and subsequent conversion into a number of OP Units determined based on the difference between the volume-weighted average price of a common share at the time the Formation Award was granted and the value of a common share on the conversion date. The conversion ratio between Formation Awards and OP Units, which starts at zero, is the quotient of (i) the excess of the value of a common share on the conversion date above the per share value at the time the Formation Award was granted over (ii) the value of a common share as of the date of conversion. Like options, Formation Awards have a finite 10-year term over which their value is allowed to increase and during which they may be converted into LTIP Units (and in turn, OP Units). Holders of Formation Awards will not receive distributions or allocations of net income or net loss prior to vesting and conversion to LTIP Units.
The aggregate grant-date fair value of the Formation Awards granted during the years ended December 31, 2018 and 2017 was $725,000 and $23.7 million estimated using Monte Carlo simulations. Compensation expense for these awards is being recognized over a five-year period. The significant assumptions used to value the awards included:

	Year Ended December 31,
	2018	2017
Expected volatility	27.0% to 29.0%	26.0%
Dividend yield	2.5% to 2.7%	2.3%
Risk-free interest rate	2.8% to 3.0%	2.3%
Expected life	7 years	7 years

The following table presents information regarding the Formation Awards activity:

	Unvested Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2017	2,673,814	$8.84
Granted	93,784	7.73
Vested	(39,970)	8.32
Forfeited	(72,234)	8.84
Unvested at December 31, 2018	2,655,394	8.81

The total-grant date fair value of the Formation Awards that vested during the year ended December 31, 2018 was $333,000.

LTIP, Time-Based LTIP and Special Time-Based LTIP Units
On July 18, 2017, we granted a total of 47,166 fully vested LTIP Units to the seven independent trustees in the notional amount of $250,000 each. The LTIP Units may not be sold while such non-employee trustee is serving on the Board. On the same date, we also granted 59,927 LTIP units to a key employee of which 50% vested immediately and the remaining 50% vests ratably from the 31st to the 60th month following the grant date.
In May 2018, as part of their annual compensation, we granted a total of 25,770 fully vested LTIP Units to non-employee trustees with an aggregate grant-date fair value of approximately $794,000.

During the years ended December 31, 2018 and 2017, we granted 367,519 and 302,518 Time-Based LTIP Units to management and other employees with a weighted average grant-date fair value of $31.48 and $33.71 per unit that vest over four years, 25.0% per year, subject to continued employment. Compensation expense for these units is being recognized over a four-year period.
Additionally, during the year ended December 31, 2018, related to our successful pursuit of Amazon HQ2, we granted 356,591 Special Time-Based LTIP Units to management and other employees with a weighted average grant-date fair value of $36.84 per unit. Vesting of the Special Time-Based LTIP Units is conditioned on Amazon entering into definitive lease or asset purchase documentation with JBG SMITH prior to the fourth anniversary of the grant date; if such condition is satisfied, then the Special Time-Based LTIP Units vest 50% on each of the fourth and fifth anniversaries of the grant date, subject to continued employment. Compensation expense for these units is being recognized over a five-year period.

The aggregate grant-date fair value of the LTIP, Time-Based LTIP and Special Time-Based LTIP Units granted (collectively "Granted LTIPs") during the years ended December 31, 2018 and 2017 was $25.5 million and $13.7 million. Net income and net loss is allocated to each of the Granted LTIPs. Holders of the Granted LTIPs have the right to convert all or a portion of vested units into OP Units, which are then subsequently exchangeable for our common shares. Granted LTIPs do not have redemption rights, but any OP Units into which units are converted are entitled to redemption rights. Granted LTIPs, generally, vote with the OP Units and do not have any separate voting rights except in connection with actions that would materially and adversely affect the rights of the Granted LTIPs. The significant assumptions used to value these awards included:

Year Ended December 31,
	2018	2017
Expected volatility	20.0% to 22.0%	17.0% to 19.0%
Risk-free interest rate	1.9% to 2.6%	1.3% to 1.5%
Post-grant restriction periods	2 to 3 years	2 to 3 years

The following table presents information regarding Granted LTIP activity:

	Unvested Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2017	332,207	$33.68
Granted	749,880	34.01
Vested	(110,723)	32.91
Forfeited	(8,702)	32.51
Unvested at December 31, 2018	962,662	34.03

The total-grant date fair value of the Granted LTIPs that vested during the years ended December 31, 2018 and 2017 was $3.6 million and $2.5 million.
Performance-Based LTIP and Special Performance-Based LTIP Units
During the years ended December 31, 2018 and 2017, we granted 567,106 and 605,072 Performance-Based LTIP Units to management and other employees under the Plan. Also, during the year ended December 31, 2018, related to our successful pursuit of Amazon HQ2, we granted 511,555 Special Performance-Based LTIP Units to management and other employees.

Performance-Based LTIP Units, including the Special Performance-Based LTIP Units, are performance-based equity compensation pursuant to which participants have the opportunity to earn LTIP Units based on the relative performance of the total shareholder return ("TSR") of our common shares compared to the companies in the FTSE NAREIT Equity Office Index, over the defined performance period beginning on the grant date, inclusive of dividends and stock price appreciation.

Our Performance-Based LTIP and Special Performance-Based LTIP Units have a three -year performance period. Fifty percent of any Performance-Based LTIP Units that are earned vest at the end of the three-year performance period and the remaining 50% on the fourth anniversary of the date of grant, subject to continued employment. Vesting of the Special Performance-Based LTIP Units is conditioned on Amazon entering into definitive lease or asset purchase documentation with JBG SMITH prior to the fourth anniversary of the grant date; if such condition is satisfied, then fifty percent of any Special Performance-Based LTIP Units that are earned at the end of the three-year performance period vest on the fourth anniversary of the date of grant and the remaining 50% on the fifth anniversary of the date of grant, subject to continued employment.

The grant-date fair value of the Performance-Based LTIP and Special Performance-Based LTIP Units granted during the years ended December 31, 2018 and 2017 was $21.1 million and $9.7 million valued using Monte Carlo simulations. Compensation expense for the Performance-Based LTIP Units is being recognized over a four-year period, while Compensation expense for the Special Performance Based LTIP Units is being recognized over a five-year period. The significant assumptions used to value both the Performance-Based LTIP and Special Performance-Based LTIP Units included:

	Year Ended December 31,
	2018	2017

Expected volatility	19.9% to 26.0%	18.0%
Dividend yield	2.5% to 2.7%	2.3%
Risk-free interest rate	2.3% to 3.0%	1.5%

The following table presents information regarding the Performance-Based LTIP and Special Performance-Based LTIP Units activity:

	Unvested Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2017	604,522	$15.95
Granted	1,078,661	19.52
Forfeited	(25,605)	16.29
Unvested at December 31, 2017	1,657,578	18.27

JBG SMITH 2017 Employee Share Purchase Plan
The JBG SMITH 2017 ESPP authorizes the issuance of up to 2.1 million common shares. The ESPP provides eligible employees an option to purchase, through payroll deductions, our common shares at a discount of 15.0% of the closing price of a common shares on relevant determination dates, provided that the fair market value of common shares, determined as of the first day of the relevant offering period, purchased by any eligible employee may not exceed $25,000 in any calendar year. The maximum aggregate number of common shares reserved for issuance under the ESPP will automatically increase on January 1 of each year, unless the Compensation Committee of the Board of Trustees determines to limit any such increase, by the lesser of (i) 0.10% of the total number of outstanding common shares on December 31 of the preceding calendar year or (ii) 206,600 common shares.

Pursuant to the ESPP, employees purchased 20,178 common shares for $597,000 during the year ended December 31, 2018. Compensation expense for the year ended December 31, 2018 was $144,000 valued using the Black-Scholes model. The significant assumptions used to value the ESPP common shares included expected volatility (21.0%), dividend yield (2.5%), risk-free interest rate (2.0%) and expected life (six months). As of December 31, 2018, there were 2.0 million common shares authorized and available for issuance under the ESPP.

Share-Based Compensation Expense

Share-based compensation expense is summarized as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Time-Based LTIP Units	$10,095	$2,211	—
Performance-Based LTIP Units	5,271	1,172	—
LTIP Units	794	—	—
Other equity awards (1)	3,826	1,526	4,502
Share-based compensation expense - other	19,986	4,909	4,502
Formation Awards	5,606	5,169	$—
OP Units (2)	29,455	21,467	—
LTIP Units (2)	277	2,615	—
Special Performance-Based LTIP Units	323	—	—
Special Time-Based LTIP Units	369	—	—
Share-based compensation related to Formation Transaction and special equity awards (3)	36,030	29,251	—
Total share-based compensation expense	56,016	34,160	4,502
Less amount capitalized	(3,341)	(467)	—
Share-based compensation expense	$52,675	$33,693	$4,502

______________________________________________

(1)
For the year ended December 31, 2018, primarily includes compensation expense for certain executives who have elected to receive all or a portion of any cash bonus that may be paid in 2019, related to 2018 service, in the form of fully vested LTIP Units. For the years ended December 31, 2017 and 2016, represents share-based compensation expense related to equity awards prior to the Formation Transaction.

(2)	Represents share-based compensation expense for LTIP Units and OP Units subject to post-Combination employment obligations.

(3)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in the accompanying statements of operations.

As of December 31, 2018, we had $119.0 million of total unrecognized compensation expense related to unvested share-based payment arrangements (unvested OP Units, Formation Awards, Time-Based LTIP Units, Special Time-Based LTIP Units, Performance-Based LTIP Units and Special Performance-Based LTIP Units). This expense is expected to be recognized over a weighted average period of 2.8 years.

Employee Benefits

We have a 401(k) defined contribution plan (the "401(k) Plan") covering substantially all of our officers and employees which permits participants to defer compensation up to the maximum amount permitted by law. We provide a discretionary matching contribution. Employees’ contributions vest immediately and our matching contributions vest over five years. Our contributions for each of the three years in the period ended December 31, 2018 were $1.8 million, $3.6 million and $2.4 million.

14.     Interest Expense

The following is a summary of interest expense included in the statements of operations:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Interest expense	$91,651	$69,178	$54,379
Amortization of deferred financing costs	4,661	3,011	1,478
Net loss (gain) on derivative financial instruments not designated as cash flow hedges:
Net unrealized	(926)	(1,348)	—
Net realized	(135)	27	—
Capitalized interest	(20,804)	(12,727)	(4,076)
Interest expense	$74,447	$58,141	$51,781

15.     Earnings (Loss) Per Common Share
The following summarizes the calculation of basic and diluted earnings per common share and provides a reconciliation of the amounts of net income (loss) available to common shareholders used in calculating basic and diluted earnings per common share:

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Net income (loss)	$46,613	$(79,084)	$61,974
Net (income) loss attributable to redeemable noncontrolling interests	(6,710)	7,328	—
Net loss attributable to noncontrolling interests	21	3	—
Net income (loss) attributable to common shareholders	39,924	(71,753)	61,974
Distributions to participating securities	(2,599)	(1,655)	—
Net income (loss) available to common shareholders — basic and diluted	$37,325	$(73,408)	$61,974

Weighted average number of common shares outstanding — basic and diluted (1)	119,176	105,359	100,571

Earnings (loss) per common share:
Basic	$0.31	$(0.70)	$0.62
Diluted	$0.31	$(0.70)	0.62
______________

(1)	Reflects the weighted average common shares attributable to the Vornado Included Assets as of the date of the Separation for all periods prior to July 17, 2017,

The effect of the redemption of OP Units that were outstanding as of December 31, 2018 and 2017 is excluded in the computation of basic and diluted earnings per common share, as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings per share). Since vested and outstanding OP Units, which are held by noncontrolling interests, are attributed gains and losses at an identical proportion to the common shareholders, the gains and losses attributable and their equivalent weighted average OP Unit impact are excluded from net income (loss) available to common shareholders and from the weighted average number of common shares outstanding in calculating basic and diluted earnings per common share. Performance-Based LTIP Units, Special Performance-Based LTIP Units and Formation Awards, which totaled 3.9 million and 3.3 million for the years ended December 31, 2018 and 2017, were excluded from the calculation of diluted earnings per common share as they were antidilutive, but potentially could be dilutive in the future.

16.     Future Minimum Rental Income
We lease space to tenants under operating leases that expire at various dates through the year 2036. The leases provide for the payment of fixed base rents payable monthly in advance as well as reimbursements of real estate taxes, insurance and maintenance costs. Retail leases may also provide for the payment by the lessee of additional rents based on a percentage of their sales. As of December 31, 2018, future base rental revenue under these non-cancelable operating leases excluding extension options is as follows:

Year ending December 31,	Amount
(In thousands)
2019	$377,427
2020	321,205
2021	287,463
2022	256,352
2023	215,203
Thereafter	1,188,767
In December 2018, we leased (as landlord) the unimproved land at 1700 M Street for a 99-year term, with no extension options. 1700 M Street is a 34,000 square foot development site located in Washington, D.C.

17.    Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.
As of December 31, 2018 and 2017, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized gain on our derivative financial instruments designated as cash flow hedges was $8.3 million and $1.8 million as of December 31, 2018 and 2017 and was recorded in "Accumulated other comprehensive income" in the balance sheet, of which a portion was reclassified to "Redeemable noncontrolling interests" as of December 31, 2018. Within the next 12 months, we expect to reclassify $3.5 million as a decrease to interest expense. The net unrealized gain on our derivative financial instruments not designated as cash flow hedges was $926,000 and $1.3 million for the years ended December 31, 2018 and 2017 and is recorded in "Interest expense" in our statements of operations. The fair values of the derivative financial instruments are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and observable inputs. The derivative financial instruments are classified within Level 2 of the valuation hierarchy.

The following are assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2018	(In thousands)
Derivative financial instruments designated as cash flow hedges:
Classified as assets in "Other assets, net"	$7,913	$—	$7,913	$—
Classified as liabilities in "Other liabilities, net"	1,723	—	1,723	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	2,470	—	2,470	—

December 31, 2017
Derivative financial instruments designated as cash flow hedges:
Classified as assets in "Other assets, net"	$1,506	$—	$1,506	$—
Classified as liabilities in "Other liabilities, net"	2,640	—	2,640	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	635	—	635	—
Classified as liabilities in "Other liabilities, net"	22	—	22	—
The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2018, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gain included in "Other comprehensive income'' was primarily attributable to the net change in unrealized gains or losses related to the interest rate swaps that were outstanding as of December 31, 2018, none of which were reported in the statements of operations because they were documented and qualified as hedging instruments.

Financial Assets and Liabilities Not Measured at Fair Value
As of December 31, 2018 and 2017, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	December 31, 2018		December 31, 2017
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial liabilities:
Mortgages payable	$1,844,652	$1,870,078	$2,035,959	$2,060,899
Revolving credit facility	—	—	115,751	115,768
Unsecured term loans	300,000	300,727	50,000	50,029

______________________________________
(1) The carrying amount consists of principal only.

The fair value of the mortgages payable, revolving credit facility and unsecured term loans was determined using Level 2 inputs of the fair value hierarchy.

18.    Segment Information

We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. As of December 31, 2018, we redefined our reportable segments to be aligned with our new method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker ("CODM"), makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we aggregate our operating segments into three reportable segments (commercial, multifamily, and third-party asset management and real estate services) based on the economic characteristics and nature of our assets and services. To conform to the current period presentation, we have reclassified the prior period segment financial data for certain properties that had been classified as part of other to the commercial and multifamily segments and the elimination of intersegment activity has been included as part of other. The commercial segment was previously referred to as the office segment.

The CODM measures and evaluates the performance of our operating segments, with the exception of the third-party asset management and real estate services business, based on the net operating income ("NOI") of properties within each segment. NOI includes property rental revenues and tenant reimbursements and deducts property operating expenses and real estate taxes.

With respect to the third-party asset management and real estate services business, the CODM reviews revenues streams generated by this segment ("Third-party real estate services, including reimbursements"), as well as the expenses attributable to the segment ("General and administrative: third-party real estate services"), which are disclosed separately in the statements of operations. Management company assets primarily consist of management and leasing contracts with a net book value of $38.6 million and $45.7 million and are classified in "Other assets, net" in the balance sheets as of December 31, 2018 and 2017. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

The following table reflects the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net income (loss) attributable to common shareholders	$39,924	$(71,753)	$61,974
Add:
Depreciation and amortization expense	211,436	161,659	133,343
General and administrative expense:
Corporate and other	33,728	39,350	48,753
Third-party real estate services	89,826	51,919	19,066
Share-based compensation related to Formation Transaction and special equity awards	36,030	29,251	—
Transaction and other costs	27,706	127,739	6,476
Interest expense	74,447	58,141	51,781
Loss on extinguishment of debt	5,153	701	—
Reduction of gain (gain) on bargain purchase	7,606	(24,376)	—
Income tax expense (benefit)	(738)	(9,912)	1,083
Net (income) loss attributable to redeemable noncontrolling interests	6,710	(7,328)	—
Less:
Third-party real estate services, including reimbursements	98,699	63,236	33,882
Other income	6,358	5,167	5,381
Income (loss) from unconsolidated real estate ventures, net	39,409	(4,143)	(947)
Interest and other income, net	15,168	1,788	2,992
Gain on sale of real estate	52,183	—	—
Net loss attributable to noncontrolling interests	21	3	—
Consolidated NOI	$319,990	$289,340	$281,168

Below is a summary of NOI by segment. Items classified in other include future development assets, corporate entities and the elimination of intersegment activity.

	Year Ended December 31, 2018
	Commercial	Multifamily	Other		Total
	(In thousands)
Rental revenue:
Property rentals	$395,089	$102,617	$2,129		$499,835
Tenant reimbursements	34,953	6,740	(2,403)		39,290
Total rental revenue	430,042	109,357	(274)		539,125
Rental expense:				—
Property operating	118,288	31,502	(1,709)		148,081
Real estate taxes	53,324	14,280	3,450		71,054
Total rental expense	171,612	45,782	1,741		219,135
Consolidated NOI	$258,430	$63,575	$(2,015)		$319,990

	Year Ended December 31, 2017
	Commercial	Multifamily	Other	Total
	(In thousands)
Rental revenue:
Property rentals	$351,517	$86,439	$(1,331)	$436,625
Tenant reimbursements	32,380	5,130	475	37,985
Total rental revenue	383,897	91,569	(856)	474,610
Rental expense:
Property operating	97,701	24,623	(3,488)	118,836
Real estate taxes	50,546	11,030	4,858	66,434
Total rental expense	148,247	35,653	1,370	185,270
Consolidated NOI	$235,650	$55,916	$(2,226)	$289,340

	Year Ended December 31, 2016
	Commercial	Multifamily	Other		Total
	(In thousands)
Rental revenue:
Property rentals	$323,133	$63,401	$15,061		$401,595
Tenant reimbursements	33,361	3,454	846		37,661
Total rental revenue	356,494	66,855	15,907		439,256
Rental expense:				—
Property operating	91,148	17,238	(8,082)		100,304
Real estate taxes	46,115	6,993	4,676		57,784
Total rental expense	137,263	24,231	(3,406)		158,088
Consolidated NOI	$219,231	$42,624	$19,313		$281,168

The following is a summary of certain balance sheet data by segment:

	Commercial	Multifamily	Other	Total
December 31, 2018	(In thousands)
Real estate, at cost	$3,634,472	$1,656,974	$501,288	$5,792,734
Investments in and advances to unconsolidated real estate ventures	177,173	109,232	36,473	322,878
Total assets (1)	3,707,255	1,528,177	761,853	5,997,285
December 31, 2017
Real estate, at cost	$4,023,544	$1,480,812	$513,148	$6,017,504
Investments in and advances to unconsolidated real estate ventures	134,138	98,835	28,838	261,811
Total assets (1)	3,612,947	1,403,452	1,055,408	6,071,807
__________________________

(1)	Includes assets held for sale. See Note 4 for additional information.

19.    Commitments and Contingencies
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
Construction Commitments
As of December 31, 2018, we have construction in progress that will require an additional $519.4 million to complete ($440.9 million related to our consolidated entities and $78.5 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, and available cash.
Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As noted in Note 10, environmental liabilities total $17.9 million as of December 31, 2018 and primarily relate to a liability to remediate pre-existing environmental matters at Potomac Yard Land Bay H, which was acquired in December 2018.

Other
There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (1) guarantee portions of the principal, interest and other amounts in connection with their borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with their borrowings and (3) provide guarantees to lenders and other third parties for the completion of development projects. We customarily have agreements with our outside partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. Amounts that may be required to be paid in future periods in relation to budget overruns or operating losses that are also included in some of our guarantees are not estimable. Guarantees (excluding environmental) terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. At times, we have agreements with our outside partners whereby we agree to reimburse our partner for their share of any payments made by them under certain guarantees. As of December 31, 2018, we had no principal payment guarantees for our unconsolidated real estate ventures.
We also may guarantee portions of the principal, interest and other amounts in connection with the borrowings of our consolidated entities. As of December 31, 2018, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.
As of December 31, 2018, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $48.6 million, which we anticipate will be primarily expended over the next two to three years.
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
We are obligated under non-cancelable operating leases including ground leases on certain of our properties through 2106. As of December 31, 2018, future minimum rental payments under non-cancelable operating leases, capital leases and lease assumption liabilities are as follows:

Year ending December 31,	Amount
(In thousands)
2019	$13,991
2020	13,710
2021	13,395
2022	12,554
2023	9,489
Thereafter	55,780
Total	$118,919
During each of the three years in the period ended December 31, 2018, we recognized approximately $11.2 million, $4.7 million and $2.1 million of rental expense related to our non-cancelable operating and capital leases.

20.	Transactions with Vornado and Related Parties
Transactions with Vornado
As described in Note 1, the accompanying financial statements present the operations of the Vornado Included Assets as carved-out from the financial statements of Vornado for all periods prior to July 17, 2017.
Certain centralized corporate costs borne by Vornado for management and other services including, but not limited to, accounting, reporting, legal, tax, information technology and human resources have been allocated to the assets in the financial statements based on either actual costs incurred or a proportion of costs estimated to be applicable to the Vornado Included Assets based on key metrics including total revenue. The total amounts allocated during the years ended December 31, 2017 and 2016 were $13.0 million and $20.7 million. These allocated amounts are included as a component of "General and administrative expense: Corporate and other" expenses on the statements of operations and do not necessarily reflect what actual costs would have been if the Vornado Included Assets were a separate standalone public company.
In connection with the Formation Transaction, we entered into an agreement with Vornado under which Vornado provides operational support for an initial period of up to two years. These services include information technology, financial reporting and payroll services. The charges for these services are based on an hourly or per transaction fee arrangement including reimbursement for overhead and out-of-pocket expenses. The total charges for the years ended December 31, 2018 and 2017 were $3.6 million and $2.2 million. Pursuant to an agreement, we are providing Vornado with leasing and property management services for certain of its assets that were not part of the Separation. The total revenue related to these services for the years ended December 31, 2018 and 2017 were $2.1 million and $779,000. We believe that the terms of both of these agreements are comparable to those that would have been negotiated based on market rates.
In connection with the Formation Transaction, we entered into a Tax Matters Agreement with Vornado. See Note 19 for additional information.
In August 2014, we completed a $185.0 million financing of the Universal Buildings, a 687,000 square foot office complex located in Washington, D.C. In connection with this financing, pursuant to a note agreement dated August 12, 2014, we used a portion of the financing proceeds and made an $86.0 million loan to Vornado at LIBOR plus 2.9% due August 2019. At the Separation, Vornado repaid the outstanding balance of the loan and related accrued interest. We recognized interest income of $1.8 million and $3.3 million during the years ended December 31, 2017 and 2016.
In connection with the development of The Bartlett, prior to the Separation, we entered into various note agreements with Vornado whereby we could borrow up to a maximum of $170.0 million. Vornado contributed these note agreements along with accrued and unpaid interest to JBG SMITH at the Separation. We incurred interest expense of $4.1 million during each of the years ended December 31, 2017 and 2016.
In June 2016, the $115.0 million mortgage loan (including $608,000 of accrued interest) secured by the Bowen Building, a 231,000 square foot office building located in Washington, D.C., was repaid with the proceeds of a $115.6 million draw on our former parent's revolving credit facility. We repaid our former parent with amounts drawn under our revolving credit facility at the Combination. We incurred interest expense related to the mortgage loan of $1.3 million and $1.1 million during the years ended December 31, 2017 and 2016.
We have agreements that are terminable on the second anniversary of the Combination with Building Maintenance Services ("BMS"), a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our properties. We paid BMS $20.9 million, $13.6 million and $12.1 million during each of the three years in the period ended December 31, 2018, which are included in "Property operating expenses" in our statements of operations.
We entered into a consulting agreement with Mitchell Schear, a member of our Board of Trustees and formerly the president of Vornado’s Washington, D.C. segment. The consulting agreement expired on December 31, 2017 and provided for the payment of consulting fees and expenses at the rate of $169,400 per month for the 24 months following the Separation, including after the expiration of the consulting agreement. The amount due under this consulting agreement of $4.1 million was expensed in connection with the Combination. As of December 31, 2018, the remaining liability is $1.1 million. Additionally, in March 2017, Vornado amended Mr. Schear’s employment agreement to provide for the payment of severance, bonus and post-employment services. A total of $16.4 million was expensed in connection with the Separation during the year ended December 31, 2017.
Transactions with Real Estate Ventures
Our third-party asset management and real estate services business provides fee-based real estate services to third parties and the JBG Legacy Funds. We provide services for the benefit of the JBG Legacy Funds that own interests in the assets retained by the JBG Legacy Funds. In connection with the contribution of the JBG Assets to us, it was determined that the general partner and managing member interests in the JBG Legacy Funds that were held by former JBG executives (and who became members of our management team and/or Board of Trustees) would not be transferred to us and remain under the control of these individuals. In addition, certain members of our senior management and Board of Trustees have an ownership interest in the JBG Legacy Funds and own carried interests in each fund and in certain of our real estate ventures that entitles them to receive additional compensation if the fund or real estate venture achieves certain return thresholds. This third-party real estate services revenue, including reimbursements, from these JBG Legacy Funds for the years ended December 31, 2018 and 2017 was $33.8 million and $19.9 million. As of December 31, 2018 and 2017, we had receivables from the JBG Legacy Funds totaling $3.6 million and $3.1 million for third-party real estate services, including reimbursements.

We rent our corporate offices from an unconsolidated real estate venture and incurred expenses totaling $4.9 million and $2.3 million during the years ended December 31, 2018 and 2017, which is recorded in "General and administrative expense: Corporate and other" in our statements of operations.
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

21.     Quarterly Financial Data (unaudited)

2018	First Quarter	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (3)
	(In thousands, except per share data)
Total revenue	$163,037	$159,447	$158,443	$163,255
Net income (loss)	(4,786)	24,023	26,382	994
Net income (loss) attributable to common shareholders	(4,190)	20,574	22,830	710
Earnings (loss) per share:
Basic	(0.04)	0.17	0.19	(0.01)
Diluted	(0.04)	0.17	0.19	(0.01)
_______________

(1)
During the second quarter of 2018, we recognized a gain on the sale of real estate of $33.4 million from the sale of Summit I and II and the Bowen Building, a reduction to the gain on bargain purchase of $7.6 million related to the final adjustments to the fair value of certain asset acquired and liabilities assumed in the Formation Transaction and a loss on the extinguishment of debt of $4.5 million.

(2)
During the third quarter of 2018, we recognized a gain of $15.5 million related to the sale of our interest in a real estate venture that owned the Investment Building and a gain on the sale of real estate of $11.9 million from the sale of Executive Tower.

(3)
During the fourth quarter of 2018, we recognized a gain of $20.6 million from the sale of The Warner by our unconsolidated real estate venture with CPPIB, transaction and other costs of $15.6 million related to expenses incurred in connection with the Formation Transaction (including transition services provided by our former parent, integration costs, and severance costs), costs related to the pursuit of Amazon HQ2, and costs related to other completed, potential and pursued transactions, and a gain on the sale of real estate of $6.4 million, primarily from the sale of 1233 20th Street and the out-of-service portion of Falkland Chase - North.

2017	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter (2)
	(In thousands, except per share data)
Total revenue	$116,272	$118,020	$152,350	$156,371
Net income (loss)	6,318	11,341	(77,991)	(18,752)
Net income (loss) attributable to common shareholders	6,318	11,341	(69,831)	(16,418)
Earnings (loss) per share:
Basic	0.06	0.11	(0.61)	(0.15)
Diluted	0.06	0.11	(0.61)	(0.15)
____________

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

22.	Subsequent Event
In 2019, we issued an additional 442,395 LTIP Units and 477,640 Performance-Based LTIP Units to management and employees with an estimated aggregate fair value of $24.5 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, our disclosure controls and procedures were effective.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.

As of December 31, 2018, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited our financial statements and has issued a report on the effectiveness of our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees of JBG SMITH Properties

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of JBG SMITH Properties and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 26, 2019, expressed an unqualified opinion on those financial statements and financial statement schedules.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
McLean, Virginia
February 26, 2019

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding trustees is incorporated herein by reference from the section entitled "Proposal One: Election of Trustees—Nominees for Election as Trustees" in our definitive Proxy Statement (the "2019 Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our 2019 Annual Meeting of Shareholders to be held on May 2, 2019. The 2019 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION

The information included under the following captions in our 2019 Proxy Statement is incorporated herein by reference: "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation of Executive Officers," "Corporate Governance and Board Matters—Compensation of Trustees" and "Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" and "Compensation of Executive Officers—Equity Compensation Plan Information" in our 2019 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons and trustee independence is incorporated herein by reference from the sections entitled "Certain Relationships and Related Party Transactions" and "Corporate Governance and Board Matters—Corporate Governance Profile" in the Company’s 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal auditor fees and services and the audit committee’s pre-approval policies are incorporated herein by reference from the sections entitled "Proposal Four: Ratification of the Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services" and "Proposal Four: Ratification of the Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures" in our 2019 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated and combined information is included in this Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated and Combined Statements of Operations for the years ended December 31, 2018, 2017 and 2016
Consolidated and Combined Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016
Consolidated and Combined Statements of Equity for the years ended December 31, 2018, 2017 and 2016
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated and Combined Financial Statements

These financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

(2) Financial Statement Schedules

Page
Schedule II - Valuation and Qualifying Accounts	118
Schedule III - Real Estate Investments and Accumulated Depreciation	119

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the financial statements or the notes thereto.

SCHEDULE II
JBG SMITH PROPERTIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged Against Operations	Adjustments to Valuation Accounts	Uncollectible Accounts Written‑off	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts (1) for year ended December 31:
2018	$6,285	$3,298	$—	$(1,989)	$7,594
2017	$4,526	$3,807	$—	$(2,048)	$6,285
2016	$4,431	$751	$—	$(656)	$4,526
_______________
(1) Includes allowance for doubtful accounts related to tenant and other receivables and deferred rent receivable.

SCHEDULE III
JBG SMITH PROPERTIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018

		Initial Cost to Company			Gross Amounts at Which Carried at Close of Period
Description	Encumbrances(1)	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction(3)	Date Acquired
Commercial Operating Assets
Universal Buildings	$182,467	$69,393	$143,320	$23,829	$68,612	$167,930	$236,542	$53,606	1956	2007
2101 L Street	137,453	32,815	51,642	88,181	39,768	132,870	172,638	43,414	1975	2003
1700 M Street	—	34,178	46,938	(25,937)	55,179	—	55,179	—		2002, 2006
1730 M Street	47,500	10,095	17,541	15,625	10,687	32,574	43,261	13,021	1964	2002
1600 K Street	—	19,870	10,308	364	19,870	10,672	30,542	1,280	1950	2017
Courthouse Plaza 1 and 2	—	—	105,475	50,652	—	156,127	156,127	64,721	1989	2002
2121 Crystal Drive	136,728	21,503	87,329	53,027	22,071	139,788	161,859	70,404	1985	2002
2345 Crystal Drive	—	23,126	93,918	41,679	23,683	135,040	158,723	57,974	1988	2002
2231 Crystal Drive	—	20,611	83,705	21,694	21,132	104,878	126,010	42,194	1987	2002
1550 Crystal Drive	—	17,988	70,525	19,854	17,996	90,371	108,367	38,157	1980	2002
RTC - West	88,854	30,326	134,108	5,819	30,425	139,828	170,253	9,969	1988	2017
RTC - West Retail	6,889	2,894	—	8,338	2,894	8,338	11,232	407	2017	2017
2011 Crystal Drive	—	18,940	76,921	38,777	18,991	115,647	134,638	48,727	1984	2002
2451 Crystal Drive	—	16,755	68,047	28,915	17,337	96,380	113,717	38,652	1990	2002
1235 S. Clark Street	78,000	15,826	56,090	28,656	16,293	84,279	100,572	33,875	1981	2002
241 18th Street S.	—	13,867	54,169	32,344	16,812	83,568	100,380	33,725	1977	2002
251 18th Street S.	34,294	12,305	49,360	56,515	15,729	102,451	118,180	39,602	1975	2002
1215 S. Clark Street	—	13,636	48,380	54,601	14,017	102,600	116,617	31,987	1983	2002
201 12th Street S.	32,863	14,766	52,750	23,357	15,126	75,747	90,873	30,413	1987	2002
800 North Glebe Road	107,500	28,168	140,983	2,307	28,168	143,290	171,458	8,790	1982	2017
2200 Crystal Drive	—	13,104	30,050	34,732	13,454	64,432	77,886	19,870	1968	2002
1901 South Bell Street	—	11,669	36,918	21,887	12,009	58,465	70,474	26,342	1968	2002
1225 S. Clark Street	—	11,176	43,495	20,292	11,490	63,473	74,963	25,616	1968	2002
Crystal City Marriott	—	8,000	47,191	15,733	8,224	62,700	70,924	22,162	1968	2004
2100 Crystal Drive	—	10,287	23,590	31,413	10,588	54,702	65,290	23,839	1968	2002
200 12th Street S.	16,507	8,016	30,552	20,211	8,241	50,538	58,779	20,974	1985	2002
2001 Jefferson Davis Highway	—	7,300	16,746	11,870	7,481	28,435	35,916	11,411	1967	2002
1800 South Bell Street	—	—	28,702	7,368	212	35,858	36,070	15,602	1969	2002
Crystal City Shops at 2100	—	4,059	9,309	5,175	4,049	14,494	18,543	6,098	1968	2002
Crystal Drive Retail	—	—	20,465	4,461	55	24,871	24,926	11,813	2003	2004
Vienna Retail	—	1,763	641	41	1,763	682	2,445	230	1981	2005
7200 Wisconsin Avenue	—	34,683	92,059	4,712	34,683	96,771	131,454	5,373	1986	2017
One Democracy Plaza	—	—	33,628	7,873	—	41,501	41,501	23,617	1987	2002
4749 Bethesda Avenue Retail	—	2,480	11,830	26	2,872	11,464	14,336	257	2016	2017
CEB Tower at Central Place	234,000	74,420	230,280	54,714	74,877	284,537	359,414	8,956	2018	2017
Commercial Construction Assets
1770 Crystal Drive	—	10,771	44,276	(9,067)	—	45,980	45,980	1,674	1974-1980	2002
Central District Retail	—	4,194	—	16,388	—	20,582	20,582	5		2002
4747 Bethesda Avenue	—	29,030	10,040	68,070	—	107,140	107,140	—		2017
Multifamily Operating Assets
Fort Totten Square	73,600	24,390	90,404	826	24,390	91,230	115,620	5,433	2015	2017
WestEnd25	97,881	67,049	5,039	110,465	68,210	114,343	182,553	27,229	2009	2007
North End Retail	—	5,847	9,333	(291)	5,847	9,042	14,889	481	2015	2017
RiverHouse Apartments	307,710	118,421	125,078	84,970	138,763	189,706	328,469	63,413	1960	2007
The Bartlett	220,000	41,687	—	224,948	41,867	224,768	266,635	15,988	2016	2007
220 20th Street	—	8,434	19,340	100,624	8,761	119,637	128,398	31,277	2009	2017
2221 South Clark Street	—	7,405	16,981	41,394	7,542	58,238	65,780	6,558	1964	2002

		Initial Cost to Company			Gross Amounts at Which Carried at Close of Period
Description	Encumbrances(1)	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction(3)	Date Acquired
Falkland Chase - South & West	41,008	18,530	44,232	570	18,530	44,802	63,332	2,941	1938	2017
Falkland Chase - North	—	9,810	22,706	(2,239)	8,992	21,285	30,277	1,429	1938	2017
1221 Van Street	—	27,386	63,775	25,293	28,182	88,272	116,454	3,613		2017
Multifamily Construction Assets
West Half	—	45,668	17,902	96,284	—	159,854	159,854	—		2017
965 Florida Avenue		14,306	—	42,045	—	56,351	56,351	—		2017
Atlantic Plumbing C	—	47,678	13,952	66,708	—	128,338	128,338	—		2017
Future Development Assets
1900 Crystal Drive	—	16,811	53,187	(25,598)	—	44,400	44,400	243	1968	2002
Capitol Point - North	—	32,730	—	18,374	50,829	275	51,104	—		2017
Metropolitan Park 6-8	—	65,259	1,326	27,777	82,898	11,464	94,362	31		2007
Pen Place - Land Parcel	—	104,473	55	(30,618)	61,970	11,940	73,910	6		2007
Potomac Yard Land Bay G - Parcels A - F	—	20,318	—	7,955	26,914	1,359	28,273	1
Potomac Yard Land Bay H	—	38,369	—	—	38,369	—	38,369	—
RTC - West Land	1,398	29,956	—	1,792	29,956	1,792	31,748	—		2017
Square 649	—	15,550	6,451	(2,183)	12,672	7,146	19,818	427		2005
Other Future Development Assets	—	71,686	15,286	14,629	72,394	29,207	101,601	330
Corporate								—
Corporate	300,000	—	—	18,408	—	18,408	18,408	7,718		2017
	2,144,652	1,479,777	2,606,328	1,706,629	1,371,874	4,420,860	5,792,734	1,051,875

Held for sale:
Commerce Executive (4)	—	13,401	58,705	31,113	13,140	90,079	103,219	34,969		2017
	$2,144,652	$1,493,178	$2,665,033	$1,737,742	$1,385,014	$4,510,939	$5,895,953	$1,086,844

Note: Depreciation of the buildings and improvements is calculated over lives ranging from the life of the lease to 40 years. The net basis of our assets and liabilities for tax reporting purposes is approximately $114.0 million lower than the amounts reported in our balance sheet as of December 31, 2018.

(1)	Represents the contractual debt obligations.

(2)
Includes asset impairments recognized, amounts written off in connection with redevelopment activities, partial sale of assets and the reclassification of the net book value of assets to construction in progress.

(3)	Date of original construction, many assets have had substantial renovation or additional construction. See "Costs Capitalized Subsequent to Acquisition" column.

(4)	In February 2019, we sold Commerce Executive for $115.0 million.
The following is a reconciliation of real estate and accumulated depreciation:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Real Estate:
Balance at beginning of the year	$6,025,797	$4,155,391	$4,038,206
Additions during the year:
Land and improvements	19,431	428,702	—
Buildings and improvements	282,988	1,489,409	217,261
Held for sale	94,926	8,293	—
Less: Assets sold or written‑off	(527,189)	(55,998)	(100,076)
Balance at end of the year	$5,895,953	$6,025,797	$4,155,391
Accumulated Depreciation:
Balance at beginning of period	$1,011,330	$930,769	$908,233
Additions during the year:
Additions charged to operating expenses	116,377	136,559	122,612
Held for sale	34,969	—	—
Less: Accumulated depreciation on assets sold or written‑off	(75,832)	(55,998)	(100,076)
Balance at end of period	$1,086,844	$1,011,330	$930,769

(3) Exhibit Index

Exhibits	Description

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

10.1
First Amended and Restated Limited Partnership Agreement of JBG SMITH Properties LP, dated as of July 17, 2017 (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K, filed on March 12, 2018).

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

10.14†**	Employment Agreement, dated as of February 21, 2019, by and between JBG SMITH Properties and Madumita Moina Banerjee.

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

10.18†	JBG SMITH Properties 2017 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed on July 21, 2017).

10.19
Amendment No. 1 to the JBG SMITH Properties 2017 Employee Share Purchase Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed on March 12, 2018).

10.20†	JBG SMITH Properties 2017 Omnibus Share Plan (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, filed on July 21, 2017).

10.21†	Form of JBG SMITH Properties Formation Unit Agreement (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form 10, filed on June 12, 2017).

10.22†	Form of JBG SMITH Properties Formation Unit Agreement for Non-Employee Trustees (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form 10, filed on June 12, 2017).

10.23†	Form of JBG SMITH Properties Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form 10, filed on June 12, 2017).

10.24†	Form of JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form 10, filed on June 12, 2017).

Exhibits	Description
10.25	Form of 2018 Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K, filed on March 12, 2018).

10.26†	Form of JBG SMITH Properties Non-Employee Trustee Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form 10, filed on June 21, 2017).

10.27†	Form of JBG SMITH Properties Non-Employee Trustee Restricted Stock Agreement (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form 10, filed on June 21, 2017).

10.28†	Form of JBG SMITH Properties Non-Employee Trustee Unit Issuance Agreement (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form 10, filed on June 21, 2017).

10.29
Side Letter to Tax Matters Agreement, dated as of August 13, 2018, by and between Vornado Realty Trust and JBG SMITH Properties (incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q filed on November 7, 2018.)

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

JBG SMITH Properties

Date:	February 26, 2019	/s/ Stephen W. Theriot
Stephen W. Theriot
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Steven Roth	Chairman of the Board	February 26, 2019
Steven Roth

/s/ Robert Stewart	Executive Vice Chairman	February 26, 2019
Robert Stewart

/s/ W. Matthew Kelly	Chief Executive Officer	February 26, 2019
W. Matthew Kelly

/s/ Stephen W. Theriot	Chief Financial Officer	February 26, 2019
Stephen W. Theriot	(Principal Financial and Accounting Officer)

/s/ Scott Estes	Trustee	February 26, 2019
Scott Estes

/s/ Alan Forman	Trustee	February 26, 2019
Alan Forman

/s/ Michael J. Glosserman	Trustee	February 26, 2019
Michael J. Glosserman

/s/ Charles E. Haldeman, Jr.	Trustee	February 26, 2019
Charles E. Haldeman, Jr.

/s/ Carol Melton	Trustee	February 26, 2019
Carol Melton

/s/ William Mulrow	Trustee	February 26, 2019
William Mulrow

/s/ Mitchell N. Schear	Trustee	February 26, 2019
Mitchell N. Schear

/s/ Ellen Shuman	Trustee	February 26, 2019
Ellen Shuman

/s/ John F. Wood	Trustee	February 26, 2019
John F. Wood