Form 10-Q
period 2019-03-31
JBG SMITH Properties
filed 2019-05-07
CIK 1689796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $0.01 per share	JBGS	New York Stock Exchange

As of May 2, 2019, JBG SMITH Properties had 134,093,995 common shares outstanding.

JBG SMITH PROPERTIES
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES Condensed Consolidated Balance Sheets (Unaudited) (In thousands, except par value amounts)

	March 31, 2019	December 31, 2018
ASSETS
Real estate, at cost:
Land and improvements	$1,227,255	$1,371,874
Buildings and improvements	3,717,906	3,722,930
Construction in progress, including land	751,730	697,930
	5,696,891	5,792,734
Less accumulated depreciation	(1,075,309)	(1,051,875)
Real estate, net	4,621,582	4,740,859
Cash and cash equivalents	395,584	260,553
Restricted cash	17,877	138,979
Tenant and other receivables, net	49,979	46,568
Deferred rent receivable, net	152,323	143,473
Investments in and advances to unconsolidated real estate ventures	321,366	322,878
Other assets, net	297,525	264,994
Assets held for sale	168,458	78,981
TOTAL ASSETS	$6,024,694	$5,997,285

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgages payable, net	$1,835,842	$1,838,381
Unsecured term loans, net	297,277	297,129
Accounts payable and accrued expenses	134,776	130,960
Other liabilities, net	174,434	181,606
Liabilities related to assets held for sale	486	3,717
Total liabilities	2,442,815	2,451,793
Commitments and contingencies
Redeemable noncontrolling interests	584,763	558,140
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized, none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 122,594 and 120,937 shares issued and outstanding as of March 31, 2019 and December 31, 2018	1,227	1,210
Additional paid-in capital	3,150,133	3,155,256
Accumulated deficit	(151,157)	(176,018)
Accumulated other comprehensive income (loss)	(3,452)	6,700
Total shareholders' equity of JBG SMITH Properties	2,996,751	2,987,148
Noncontrolling interests in consolidated subsidiaries	365	204
Total equity	2,997,116	2,987,352
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,024,694	$5,997,285

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
REVENUE
Property rentals	$119,413	$131,228
Third-party real estate services, including reimbursements	27,691	24,330
Other income	8,095	7,479
Total revenue	155,199	163,037
EXPENSES
Depreciation and amortization	48,719	49,160
Property operating	32,174	35,158
Real estate taxes	17,235	19,610
General and administrative:
Corporate and other	12,314	8,414
Third-party real estate services	28,066	22,609
Share-based compensation related to Formation Transaction and special equity awards	11,131	9,428
Transaction and other costs	4,895	4,221
Total expenses	154,534	148,600
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate ventures, net	3,601	(1,902)
Interest and other income, net	951	573
Interest expense	(17,174)	(19,257)
Gain on sale of real estate	39,033	455
Total other income (expense)	26,411	(20,131)
INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	27,076	(5,694)
Income tax benefit	1,172	908
NET INCOME (LOSS)	28,248	(4,786)
Net (income) loss attributable to redeemable noncontrolling interests	(3,387)	594
Net loss attributable to noncontrolling interests	—	2
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$24,861	$(4,190)
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.20	$(0.04)
Diluted	$0.20	$(0.04)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	122,573	117,955
Diluted	123,423	117,955

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES Condensed Consolidated Statements of Comprehensive Income (Unaudited) (In thousands)

	Three Months Ended March 31,
	2019	2018
NET INCOME (LOSS)	$28,248	$(4,786)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative financial instruments	(10,696)	14,096
Reclassification of net (income) loss on derivative financial instruments from accumulated other comprehensive income into interest expense	(839)	1,035
Other comprehensive (loss) income	(11,535)	15,131
COMPREHENSIVE INCOME	16,713	10,345
Net (income) loss attributable to redeemable noncontrolling interests	(3,387)	594
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	1,383	(1,876)
Net loss attributable to noncontrolling interests	—	2
COMPREHENSIVE INCOME ATTRIBUTABLE TO JBG SMITH PROPERTIES	$14,709	$9,065

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES
Condensed Consolidated Statements of Equity
(Unaudited)
(In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount
BALANCE AS OF JANUARY 1, 2019	120,937	$1,210	$3,155,256	$(176,018)	$6,700		$204	$2,987,352
Net income attributable to common shareholders and noncontrolling interests	—	—	—	24,861	—		—	24,861
Conversion of common limited partnership units to common shares	1,657	17	57,089	—	—		—	57,106
Distributions to noncontrolling interests	—	—	—	—	—		(12)	(12)
Contributions from noncontrolling interests	—	—	—	—	—		173	173
Redeemable noncontrolling interests redemption value adjustment and other comprehensive (income) loss allocation	—	—	(62,212)	—	1,383		—	(60,829)
Other comprehensive loss	—	—	—	—	(11,535)		—	(11,535)
BALANCE AS OF MARCH 31, 2019	122,594	$1,227	$3,150,133	$(151,157)	$(3,452)		$365	$2,997,116

BALANCE AS OF JANUARY 1, 2018	117,955	$1,180	$3,063,625	$(95,809)	$1,612		$4,206	$2,974,814
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(4,190)	—		(2)	(4,192)
Distributions to noncontrolling interests	—	—	—	—	—	—	(482)	(482)
Redeemable noncontrolling interests redemption value adjustment and other comprehensive (income) loss allocation	—	—	17,849	—	(1,876)	—	—	15,973
Other comprehensive income	—	—	—	—	15,131		—	15,131
Other	—	—	(548)	—	—		—	(548)
BALANCE AS OF MARCH 31, 2018	117,955	$1,180	$3,080,926	$(99,999)	$14,867		$3,722	$3,000,696

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income (loss)	$28,248	$(4,786)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	16,589	13,099
Depreciation and amortization, including amortization of debt issuance costs	49,936	50,173
Deferred rent	(9,341)	(3,294)
(Income) loss from unconsolidated real estate ventures, net	(3,601)	1,902
Amortization of above- and below-market lease intangibles, net	(132)	(96)
Amortization of lease incentives	2,057	2,300
Return on capital from unconsolidated real estate ventures	398	3,764
Gain on sale of real estate	(39,033)	(455)
Net unrealized loss (gain) on derivative financial instruments not designated as cash flow hedges	48	(1,119)
Losses on operating lease receivables	1,568	354
Other non-cash items	519	141
Changes in operating assets and liabilities:
Tenant and other receivables	(4,185)	(6,038)
Other assets, net	1,647	(4,841)
Accounts payable and accrued expenses	(18,943)	(17,189)
Other liabilities, net	(7,867)	746
Net cash provided by operating activities	17,908	34,661
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(68,667)	(84,643)
Deposits for real estate acquisitions	(8,525)	—
Proceeds from sale of real estate	117,676	2,154
Acquisition of interests in unconsolidated real estate ventures, net of cash acquired	—	(386)
Distributions of capital from unconsolidated real estate ventures	6,555	1,350
Investments in and advances to unconsolidated real estate ventures	(2,851)	(11,801)
Other	—	(19)
Net cash provided by (used in) investing activities	44,188	(93,345)
FINANCING ACTIVITIES:
Acquisition of ownership interest in consolidated real estate venture	—	(548)
Finance lease payments	(33)	(26)
Borrowings under mortgages payable	—	18,547
Borrowings under unsecured term loans	—	50,000
Repayments of mortgages payable	(3,065)	(68,221)
Dividends paid to common shareholders	(39,298)	(26,540)
Distributions to redeemable noncontrolling interests	(5,895)	(4,557)
Contributions from noncontrolling interests	124	—
Distributions to noncontrolling interests	—	(120)
Net cash used in financing activities	(48,167)	(31,465)
Net increase (decrease) in cash and cash equivalents and restricted cash	13,929	(90,149)
Cash and cash equivalents and restricted cash as of the beginning of the period	399,532	338,557
Cash and cash equivalents and restricted cash as of the end of the period	$413,461	$248,408

JBG SMITH PROPERTIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Three Months Ended March 31,
	2019	2018

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AS OF END OF THE PERIOD:
Cash and cash equivalents	$395,584	$221,578
Restricted cash	17,877	26,830
Cash and cash equivalents and restricted cash	$413,461	$248,408

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $6,915 and $4,516 in 2019 and 2018)	$15,489	$16,584
Accrued capital expenditures included in accounts payable and accrued expenses	74,299	52,444
Write-off of fully depreciated assets	18,477	5,213
Deconsolidation of 1900 N Street	—	95,923
Conversion of common limited partnership units to common shares	57,001	—
Initial recognition of operating right-of-use assets	35,318	—
Initial recognition of lease liabilities related to operating right-of-use assets	37,922	—
Cash paid for amounts included in the measurement of lease liabilities for operating leases	1,708	—

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Organization and Basis of Presentation
Organization

JBG SMITH Properties ("JBG SMITH") was organized as a Maryland real estate investment trust ("REIT") on October 27, 2016 for the purpose of receiving, via the spin-off on July 17, 2017 (the "Separation"), substantially all of the assets and liabilities of Vornado Realty Trust's ("Vornado") Washington, D.C. segment. On July 18, 2017, JBG SMITH acquired the management business and certain assets and liabilities (the "JBG Assets") of The JBG Companies ("JBG") (the "Combination"). The Separation and the Combination are collectively referred to as the "Formation Transaction." JBG SMITH is hereinafter referred to as "we," "us," "our" or similar terms. References to "our share" refers to our ownership percentage of consolidated and unconsolidated assets in real estate ventures. Substantially all of our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of March 31, 2019, we, as its sole general partner, controlled JBG SMITH LP and owned 89.0% of its common limited partnership units ("OP Units").
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
As of March 31, 2019, our Operating Portfolio consists of 61 operating assets comprising 45 commercial assets totaling approximately 12.5 million square feet (10.9 million square feet at our share) and 16 multifamily assets totaling 6,315 units (4,531 units at our share). Additionally, we have (i) nine assets under construction comprising five commercial assets totaling approximately 1.2 million square feet (927,000 square feet at our share) and four multifamily assets totaling 1,476 units (1,298 units at our share); and (ii) 40 future development assets totaling approximately 22.1 million square feet (18.7 million square feet at our share) of estimated potential development density.
Our revenues are derived primarily from leases with commercial and multifamily tenants, which include fixed rents and reimbursements from tenants for certain expenses such as real estate taxes, property operating expenses, and repairs and maintenance. In addition, our third-party asset management and real estate services business provides fee-based real estate services to third parties and the legacy funds (the "JBG Legacy Funds") formerly organized by JBG.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission.
The accompanying condensed consolidated financial statements include the accounts of JBG SMITH and our wholly owned subsidiaries and those other entities, including JBG SMITH LP, in which we have a controlling financial interest, including where we have been determined to be the primary beneficiary of a variable interest entity ("VIE"). See Note 5 for additional information on our VIEs. The portions of the equity and net income of consolidated subsidiaries that are not attributable to JBG SMITH are presented separately as amounts attributable to noncontrolling interests in our condensed consolidated financial statements.
References to the financial statements refer to our condensed consolidated financial statements as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018. References to the balance sheets refer to our condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018. References to the statements of operations refer to our condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018. References to the statements of cash flows refer to our condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation as follows:

•	Reclassification of parking income totaling $6.4 million previously included in "Property rentals" for the three months ended March 31, 2018 to "Other income" in the statement of operations.

•	Reclassification of tenant reimbursements totaling $10.9 million for the three months ended March 31, 2018 to "Property rentals" in the statement of operations.

•
Reclassification of $4.3 million of expenses incurred in the operation and management of our properties that were previously included in "General and administrative expense: corporate and other" for the three months ended March 31, 2018 to "Property operating expenses" in the statement of operations.

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

2.    Summary of Significant Accounting Policies
Significant Accounting Policies
There were no material changes to our significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except as follows related to our adoption of Accounting Standards Update ("ASU") 2016-02, Leases ("Topic 842") as of January 1, 2019. Prior to the adoption of Topic 842, leases were accounted under Topic 840, Leases ("Topic 840").
Revenue Recognition
We have leases with various tenants across our portfolio of properties, which generate rental income and operating cash flows for our benefit. Through these leases, we provide tenants with the right to control the use of our real estate assets, which tenants agree to use and control. The right to control our real estate assets conveys our tenants with substantially all of the economic benefits and the right to direct how and for what purpose the real estate is used throughout the period of use, thereby meeting the definition of a lease. Leases will be classified as either operating, sales-type or direct finance leases based on the principle of whether or not the lease is structured in effect as a financed purchase.
Property rentals revenue includes base rent each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of periodic step-ups in rent and rent abatements under the lease. When a renewal option is included within the lease, we assess whether the option is reasonably certain of being exercised against relevant economic factors to determine whether or not the option period should be included as part of the lease term. Further, property rentals revenue includes tenant reimbursements revenue from the recovery of all or a portion of the operating expenses and real estate taxes of the respective assets, which are accrued as variable lease payments in the same periods as the related expenses are incurred. We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and when the leased space is substantially ready for its intended use. In circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of property rentals revenue on a straight-line basis over the term of the lease. Differences between rental revenue recognized and amounts due under the respective lease agreements are recorded as an increase or decrease to "Deferred rent receivable, net" on our balance sheets. Property rentals revenue also includes the amortization or accretion of acquired above-and below-market leases. We periodically evaluate the collectability of amounts due from tenants and recognize an adjustment to property rental revenue for the difference between cash received and revenue recognized for amounts deemed to be improbable of collection. Revenue recognized on leases whose collectability is not probable will be limited to cash received thereafter until such point that collection is deemed probable. Any changes to the provision for lease revenue determined to be not probable of collection is included in "Property rentals" in our statement of operations. We exercise judgment in assessing the probability of collection and consider payment history and current credit status in making this determination.
Third-party real estate services revenue, including reimbursements, is determined in accordance with the terms specific to each arrangement and may include property and asset management fees or transactional fees for leasing, acquisition, development and construction, financing, and legal services provided. These fees are determined in accordance with the terms specific to each arrangement and are recognized as the related services are performed in accordance with ASU 2014-09, Revenue from Contracts with Customers, ("Topic 606"). Development and construction fees earned from providing services to our unconsolidated real estate ventures are recorded on a percentage of completion basis.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates include: (i) the underlying cash flows used in assessing impairment and (ii) the determination of useful lives for tangible and intangible assets. Actual results could differ from these estimates.
Recent Accounting Pronouncements
Adoption of Topic 842
We enter into various lease agreements to make our properties available for use by third parties in exchange for cash consideration or to obtain the right to use properties owned by third parties to administer our business operations. We account for these leases under Topic 842, which we adopted as of January 1, 2019 using a modified retrospective approach and by applying the several transitional practical expedients including the Comparatives Under 840 expedient, the Relief Package for existing leases and the Easement expedient for existing easements, but we did not elect the Hindsight expedient. The Comparatives Under 840 expedient allows us to not recast our comparative periods in the period of adoption, and the Relief Package and Easement expedients allow us to maintain our historical accounting conclusions on current leases as of the date of adoption with respect to whether a contract contains a lease, what a lease’s classification should be, what initial direct costs are capitalizable and whether a land easement constituted a lease. We made a policy election to forgo recording right-of-use assets and the related lease liabilities for leases with initial terms of 12 months or less.
The adoption of Topic 842 did not result in a material change to our recognition of property rental revenue and did not impact our opening accumulated deficit balance, but did result in (i) a change in the presentation of property rentals, as of January 1, 2019, whereby tenant reimbursements revenue is included in “Property rentals” in our statement of operations and (ii) the recognition, as of January 1, 2019, of right-of-use assets totaling $35.3 million in “Other assets, net” and lease liabilities totaling $37.9 million in “Other liabilities, net” in our accompanying balance sheet, associated with our corporate office lease and various ground leases for which we are the lessee. The initial right-of-use assets comprised: (i) lease liabilities, (ii) $3.5 million of ground lease deferred rent payable reclassified from “Other liabilities, net" and (iii) $767,000 of identified net intangible assets and $140,000 of prepaid expenses both reclassified from “Other assets, net.” Further, effective January 1, 2019, any change to our assessment of whether previously recognized revenue is improbable of collection will be recognized as a deduction to revenue. Such amounts were recognized within “Property operating expense” prior to the adoption of Topic 842. Additionally, initial direct costs for both lessees and lessors is now limited to those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, we no longer capitalize internal leasing costs, which are now expensed as incurred within “Corporate and other - general and administrative costs.”
Lessor Accounting
Leases in which we are the lessor provide for the payment of fixed base rents payable monthly as well as reimbursements of real estate taxes, insurance and maintenance costs. We have elected a practical expedient which allows us to combine certain lease and non-lease components of our operating leases. Our non-lease components, which are not predominant within the contract, primarily relate to the reimbursement by our tenants of real estate taxes, insurance and maintenance costs, which vary each period, and are recognized together with fixed base rent in “Property rentals”, as variable lease income in the same periods as the related expenses are incurred. Certain commercial leases may also provide for the payment by the lessee of additional rents based on a percentage of sales, which are recorded as variable lease income in the period the additional rents are earned.
The following is a summary of revenue from our non-cancellable leases included in the statements of operations:

Three Months Ended March 31,
2019
(In thousands)
Property rentals:
Fixed	$113,590
Variable	5,823
Total	$119,413

As of March 31, 2019, the undiscounted cash flows to be received from lease payments under our operating leases on an annual basis for the next five years and thereafter are as follows:

Year ending December 31,	Amount
(In thousands)
2019 (1)	$278,850
2020	323,967
2021	288,677
2022	258,016
2023	217,002
2024	194,847
Thereafter	1,048,678
______________

(1)	Amount is for the remainder of 2019.
As of December 31, 2018, under Topic 840, future base rental revenue under our non-cancellable operating leases is as follows:

Year ending December 31,	Amount
(In thousands)
2019	$377,427
2020	321,205
2021	287,463
2022	256,352
2023	215,203
Thereafter	1,188,767
Lessee Accounting
We are obligated under non-cancellable operating leases, including ground leases on certain of our properties through 2106 and our office leases. When a renewal option is included within the lease, we assess whether the option is reasonably certain of being exercised against relevant economic factors to determine whether or not the option period should be included as part of the lease term. Lease payments associated with renewal periods that we are reasonably certain will be exercised are included in the measurement of the corresponding lease liability and right-of-use asset. Rent expense for our operating leases is recognized on a straight-line basis over the expected lease term and is included in our statements of operations in either “Property operating expense” or “General and administrative expense: corporate and other” depending on the nature of the lease. Further, we are also obligated under a non-cancellable ground lease, which we classify as a finance lease. Since ownership of the land associated with our finance lease is reasonably certain to transfer to us upon the conclusion of the lease, we recorded $16.0 million to “Land and improvements” on our balance sheet when the lease commenced in 2017.
Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, market rates or our share of expenditures of the leased premises. We have elected the practical expedient not to separate lease and non-lease components for our ground and office leases. Our non-lease components primarily relate to property operating expenses associated with our office leases, which vary each period, and are recognized in rent expense when incurred.
We discount our future lease payments for each lease to calculate the related lease liability using an estimated incremental borrowing rate computed based on observable corporate borrowing rates reflective of the general economic environment, taking into consideration our creditworthiness and various financing and asset specific considerations, adjusted to approximate a secured borrowing for the lease term.
As of March 31, 2019, the weighted average discount rate used in calculating lease liabilities for our active operating and finance leases were 5.2% and 5.8%, which have weighted average remaining lease terms of 20.1 and 7.8 years.

As of March 31, 2019, future minimum lease payments under our non-cancellable operating and finance leases are as follows:

Year ending December 31,	Operating	Finance
	(In thousands)
2019 (1)	$4,789	$791
2020	6,272	1,073
2021	6,201	1,095
2022	5,257	1,117
2023	2,000	1,139
2024	2,061	1,162
Thereafter	36,514	15,977
Total future minimum lease payments	63,094	22,354
Imputed interest	(26,228)	(6,683)
Total (2)	$36,866	$15,671
______________

(1)	Amounts are for the remainder of 2019.

(2)
The total for operating leases of $36.9 million corresponds to lease liabilities related to operating right-of-use assets and the total for finance leases of $15.7 million represents our finance lease liability, both of which are included in "Other liabilities, net" as of March 31, 2019. See Note 8 for additional information.

As of December 31, 2018, under Topic 840, future minimum rental payments under our non-cancellable operating leases, capital leases and lease assumption liabilities are as follows:

Year ending December 31,	Amount
(In thousands)
2019	$13,991
2020	13,710
2021	13,395
2022	12,554
2023	9,489
Thereafter	55,780
Total	$118,919
For the three months ended March 31, 2019, we incurred $663,000 of fixed operating and finance lease costs and $473,000 of variable operating lease costs.
3.    Acquisition, Disposition and Assets Held for Sale
Acquisition
In February 2019, we entered into a contract to purchase a stabilized multifamily asset located in Washington, D.C., which we intend to use as a replacement property in a 1031 like-kind exchange for the expected proceeds from the sale of the Mets 6, 7 and 8 land parcels to Amazon.com, Inc.

Disposition
The following is a summary of disposition activity for the three months ended March 31, 2019:

Date Disposed	Assets	Segment	Location	Total Square Feet	Gross Sales Price	Cash Proceeds from Sale	Gain on Sale of Real Estate
					(In thousands)
February 4, 2019	Commerce Executive / Commerce Metro Land (1) (2)	Commercial / Other	Reston, Virginia	388,562	$114,950	$117,676	$39,033
______________

(1)	The sale also included approximately 894,000 square feet of estimated potential development density. The sale was part of a reverse 1031 like-kind exchange. See Note 5 for additional information.

(2)	Cash proceeds include the reimbursement of $4.0 million of tenant improvement costs and leasing commissions paid by us prior to the closing.

Assets Held for Sale

As of March 31, 2019 and December 31, 2018, we had certain real estate properties that were classified as held for sale. The amounts included in "Assets held for sale" in our balance sheets primarily represent real estate investment balances. The following is a summary of assets held for sale:

Assets	Segment	Location	Total Square Feet	Assets Held for Sale	Liabilities Related to Assets Held for Sale
				(In thousands)
March 31, 2019
Pen Place (1)	Other	National Landing, Virginia	—	$73,949	$205
Mets 6, 7 and 8 (1)	Other	National Landing, Virginia	—	94,509	281
			—	$168,458	$486

December 31, 2018
Commerce Executive / Commerce Metro Land (2)	Commercial	Reston, Virginia	388,562	$78,981	$3,717
_______________

(1)
In March 2019, we entered into agreements for the sale of Pen Place and Mets 6, 7 and 8, future development assets having an aggregate estimated potential development density of up to approximately 4.1 million square feet, for approximately $293.9 million, subject to customary closing conditions.

(2)	As noted above, we sold Commerce Executive/Commerce Metro Land in February 2019.

4.    Investments in and Advances to Unconsolidated Real Estate Ventures
The following is a summary of the composition of our investments in and advances to unconsolidated real estate ventures:

Real Estate Venture Partners	Ownership Interest (1)	March 31, 2019	December 31, 2018
		(In thousands)
CPPIB	55.0% - 63.7%	$98,292	$97,521
Landmark	1.8% - 49.0%	82,149	84,320
CBREI Venture	5.0% - 64.0%	72,689	73,776
Berkshire Group	50.0%	45,227	43,937
Brandywine	30.0%	13,880	13,777
CIM Group and Pacific Life Insurance Company	16.7%	8,829	9,339
Other		220	128
Total investments in unconsolidated real estate ventures		321,286	322,798
Advances to unconsolidated real estate ventures		80	80
Total investments in and advances to unconsolidated real estate ventures		$321,366	$322,878
_______________

(1)	Ownership interests as of March 31, 2019. We have multiple investments with certain venture partners with varying ownership interests.
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
As of March 31, 2019 and December 31, 2018, we have a zero investment balance in the real estate venture that owns 1101 17th Street and have suspended the equity method of accounting. We will recognize as income any future distributions from the venture until our share of unrecorded earnings and contributions exceed the cumulative excess distributions previously recognized in income. During the three months ended March 31, 2019, we recognized income of $6.4 million related to net distributions from this venture, which is included in "Income from unconsolidated real estate ventures, net" in our statement of operations.
The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted Average Effective Interest Rate (1)	March 31, 2019	December 31, 2018
		(In thousands)
Variable rate (2)	5.00%	$616,938	$461,704
Fixed rate (3)	3.93%	522,794	665,662
Unconsolidated real estate ventures - mortgages payable		1,139,732	1,127,366
Unamortized deferred financing costs		(1,858)	(1,998)
Unconsolidated real estate ventures - mortgages payable, net (4)		$1,137,874	$1,125,368
______________

(1)	Weighted average effective interest rate as of March 31, 2019.

(2)	Includes variable rate mortgages payable with interest rate cap agreements.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

(4)	See Note 15 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of the financial information for our unconsolidated real estate ventures:

	March 31, 2019	December 31, 2018
Combined balance sheet information:	(In thousands)
Real estate, net	$2,074,762	$2,050,985
Other assets, net (1)	191,210	169,264
Total assets	$2,265,972	$2,220,249

Borrowings, net	$1,137,874	$1,125,368
Other liabilities, net (1)	137,414	94,845
Total liabilities	1,275,288	1,220,213
Total equity	990,684	1,000,036
Total liabilities and equity	$2,265,972	$2,220,249
______________

(1)
On January 1, 2019, our unconsolidated real estate ventures adopted Topic 842, which required us to record operating right-of-use assets totaling $52.4 million and related lease liabilities totaling $44.1 million.

	Three Months Ended March 31,
	2019	2018
Combined income statement information:	(In thousands)
Total revenue	$59,991	$73,173
Operating (loss) income	(433)	4,374
Net loss	(15,227)	(4,675)

5.    Variable Interest Entities

We hold various interests in entities deemed to be VIEs, which we evaluate at acquisition, formation, after a change in the ownership agreement or after a change in the real estate venture's economics to determine if the VIEs should be consolidated in our financial statements or should no longer be considered a VIE. Certain criteria we assess in determining whether the VIEs should be consolidated relate to our at-risk equity, our control over significant business activities, our voting rights, the noncontrolling interest kick-out rights and whether we are the primary beneficiary of the VIE.

Unconsolidated VIEs
As of March 31, 2019 and December 31, 2018, we have interests in entities deemed to be VIEs that are in the development stage and do not hold sufficient equity at risk or conduct substantially all their operations on behalf of an investor with disproportionately few voting rights. Although we are engaged to act as the managing partner in charge of day-to-day operations of these investees, we are not the primary beneficiary of these VIEs as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE’s performance. We account for our investment in these entities under the equity method. As of March 31, 2019 and December 31, 2018, the net carrying amounts of our investment in these entities were $224.7 million and $232.8 million, which are included in "Investments in and advances to unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs is included in "Income from unconsolidated real estate ventures, net" in our statements of operations. Our maximum exposure to loss in these entities is limited to our investments, construction commitments and debt guarantees. See Note 15 for additional information.

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
In conjunction with the acquisition of Potomac Yard Land Bay H located in Alexandria, Virginia in December 2018, we entered into a reverse Code Section 1031 like-kind exchange agreement with a third party intermediary. Until the earlier of the termination of the exchange agreement or 180 days after the acquisition date, the third party intermediary was the legal owner of the entity that owned this property. The agreement that governed the operations of this entity provided us with the power to direct the activities that most significantly impacted the entity's economic performance. This entity was deemed a VIE as of December 31, 2018 primarily because it may not have had sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. We determined we were the primary beneficiary of the VIE as a result of having the power to direct the activities that most significantly impact its economic performance and the obligation to absorb losses, as well as the right to receive benefits, that could be potentially significant to the VIE. Accordingly, we consolidated the property and its operations as of the acquisition date. Legal ownership of this entity was transferred to us by the third-party intermediary after the sale of Commerce Executive/Commerce Metro Land in February 2019.

We consolidate VIEs in which we control the most significant business activities. These entities are VIEs because they are in the development stage and do not hold sufficient equity at risk. We are the primary beneficiaries of these VIEs because the noncontrolling interest holders do not have substantive kick-out or participating rights and we control all of the significant business activities.

As of March 31, 2019, excluding the operating partnership, we consolidated one VIE with total assets and liabilities of $74.2 million and $11.9 million. As of December 31, 2018, excluding the operating partnership, we consolidated two VIEs with total assets and liabilities of $94.8 million and $43.4 million.
6.    Other Assets, Net
The following is a summary of other assets, net:

	March 31, 2019	December 31, 2018
	(In thousands)
Deferred leasing costs	$210,565	$202,066
Accumulated amortization	(74,217)	(72,465)
Deferred leasing costs, net	136,348	129,601
Other identified intangible assets, net	53,650	55,469
Lease intangible assets, net	31,319	34,390
Operating right-of-use assets, net (1)	34,151	—
Prepaid expenses	5,386	6,482
Deferred financing costs on credit facility, net	4,316	4,806
Deposits	11,109	3,633
Derivative agreements, at fair value	1,894	10,383
Other	19,352	20,230
Total other assets, net	$297,525	$264,994
______________

(1)	Related to our adoption of Topic 842 on January 1, 2019. See Note 2 for additional information.

7.    Debt
Mortgages Payable
The following is a summary of mortgages payable:

	Weighted Average Effective Interest Rate (1)	March 31, 2019	December 31, 2018
		(In thousands)
Variable rate (2)	4.22%	$415,898	$308,918
Fixed rate (3)	3.92%	1,425,688	1,535,734
Mortgages payable		1,841,586	1,844,652
Unamortized deferred financing costs and premium/ discount, net		(5,744)	(6,271)
Mortgages payable, net		$1,835,842	$1,838,381
__________________________

(1)	Weighted average effective interest rate as of March 31, 2019.

(2)	Includes variable rate mortgages payable with interest rate cap agreements.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
As of March 31, 2019 and December 31, 2018, the net carrying value of real estate collateralizing our mortgages payable, excluding assets held for sale, totaled $2.3 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain of our mortgage loans are recourse to us.
As of March 31, 2019 and December 31, 2018, we had various interest rate swap and cap agreements with an aggregate notional value of $1.2 billion and $1.3 billion on certain of our mortgages payable, which mature on various dates concurrent with the maturity of the related mortgages payable.
Credit Facility
We have a $1.4 billion credit facility, consisting of a $1.0 billion revolving credit facility maturing in July 2021, with two six-month extension options, a delayed draw $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023, and a delayed draw $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024.
As of March 31, 2019 and December 31, 2018, we had interest rate swaps with an aggregate notional value of $100.0 million, which effectively convert the variable interest rate applicable to our Tranche A-1 Term Loan to a fixed interest rate. The interest rate swaps mature in January 2023, concurrent with the maturity of our Tranche A-1 Term Loan. As of March 31, 2019, we had an interest rate swap with a notional value of $64.0 million, which effectively converts the variable interest rate applicable to a portion of the outstanding balance of our Tranche A-2 Term Loan to a fixed interest rate. The interest rate swap matures in September 2020.
The following is a summary of amounts outstanding under the credit facility:

	Interest Rate (1)	March 31, 2019	December 31, 2018
		(In thousands)
Revolving credit facility (2) (3) (4)	3.59%	$—	$—

Tranche A-1 Term Loan (5)	3.32%	$100,000	$100,000
Tranche A-2 Term Loan (5)	4.39%	200,000	200,000
Unsecured term loans		300,000	300,000
Unamortized deferred financing costs, net		(2,723)	(2,871)
Unsecured term loans, net		$297,277	$297,129
__________________________

(1)	Interest rate as of March 31, 2019.

(2)	As of March 31, 2019 and December 31, 2018, letters of credit with an aggregate face amount of $5.8 million and $5.7 million were provided under our revolving credit facility.

(3)	As of March 31, 2019 and December 31, 2018, net deferred financing costs related to our revolving credit facility totaling $4.3 million and $4.8 million were included in "Other assets, net."

(4)	The interest rate for the revolving credit facility excludes a 0.15% facility fee.

(5)	The interest rate includes the impact of interest rate swap agreements.

8.    Other Liabilities, Net
The following is a summary of other liabilities, net:

	March 31, 2019	December 31, 2018
	(In thousands)
Lease intangible liabilities	$40,179	$40,179
Accumulated amortization	(26,628)	(26,081)
Lease intangible liabilities, net	13,551	14,098
Prepaid rent	20,345	21,998
Lease assumption liabilities	24,771	23,105
Lease incentive liabilities	17,528	9,317
Lease liabilities related to operating right-of-use assets (1)	36,866	—
Finance lease liability	15,671	15,704
Security deposits	17,505	17,696
Environmental liabilities	17,898	17,898
Ground lease deferred rent payable (2)	—	3,510
Net deferred tax liability	6,012	6,878
Dividends payable	—	45,193
Other	4,287	6,209
Total other liabilities, net	$174,434	$181,606
__________________________

(1)	Related to our adoption of Topic 842 on January 1, 2019. See Note 2 for additional information.

(2)
In connection with our adoption of Topic 842 on January 1, 2019, the ground lease deferred rent payable balance as of December 31, 2018 was included in the initial determination of the operating right-of-use assets. See Note 2 for additional information.

9.    Redeemable Noncontrolling Interests
JBG SMITH LP
A portion of the OP Units held by persons other than JBG SMITH became redeemable for cash or, at our election, our common shares beginning on August 1, 2018, subject to certain limitations. During the three months ended March 31, 2019, unitholders redeemed 1.7 million OP Units, which we elected to redeem for an equivalent number of our common shares. As of March 31, 2019, outstanding OP Units totaled 15.2 million, representing an 11.0% ownership interest in JBG SMITH LP. On our balance sheets, our redeemable noncontrolling interests are presented at the higher of their redemption value at the end of each reporting period or their carrying value, with such adjustments recognized in "Additional paid-in capital." Redemption value is equivalent to the market value of one of our common shares at the end of the period multiplied by the number of vested OP Units outstanding.
Consolidated Real Estate Venture
We are a partner in a real estate venture that owns an under construction multifamily asset located at 965 Florida Avenue in Washington, D.C. Pursuant to the terms of the real estate venture agreement, we will fund all capital contributions until our ownership interest reaches a maximum of 97.0%. Our partner can redeem its interest for cash two years after delivery, but no later than seven years subsequent to delivery. As of March 31, 2019, we held a 90.2% ownership interest in the real estate venture.

Below is a summary of the activity of redeemable noncontrolling interests:

	Three Months Ended March 31,
	2019			2018
	JBG SMITH LP	Consolidated Real Estate Venture	Total	JBG SMITH LP	Consolidated Real Estate Venture	Total
	(In thousands)
Balance as of beginning of period	$552,159	$5,981	$558,140	$603,717	$5,412	$609,129
OP Unit redemptions	(57,001)	—	(57,001)	—	—	—
Long-term incentive partnership units ("LTIP Units") issued in lieu of cash bonuses (1)	3,135	—	3,135	—	—	—
Net income (loss) attributable to redeemable noncontrolling interests	3,386	1	3,387	(592)	(2)	(594)
Other comprehensive income	(1,383)	—	(1,383)	1,876	—	1,876
Share-based compensation expense	16,273	—	16,273	12,942	—	12,942
Adjustment to redemption value	62,212	—	62,212	(17,849)	—	(17,849)
Balance as of end of period	$578,781	$5,982	$584,763	$600,094	$5,410	$605,504
__________________________

(1)	See Note 10 for additional information.

10.     Share-Based Payments and Employee Benefits

LTIP and Time-Based LTIP Units
During the three months ended March 31, 2019, we granted 350,759 LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") to management and other employees with a weighted average grant-date fair value of $34.24 per unit that vest primarily over four years, 25.0% per year, subject to continued employment. Compensation expense for these units is being recognized primarily over a four-year period. The aggregate grant-date fair value of these Time-Based LTIP Units granted during the three months ended March 31, 2019 was $12.0 million valued using Monte Carlo simulations.
Additionally, during the three months ended March 31, 2019, we granted 91,636 of fully vested LTIP Units, with a grant-date fair value of $34.21 per unit, to certain executives who elected to receive all or a portion of any cash bonus paid in 2019, related to 2018 service, as LTIP Units. Compensation expense totaling $3.1 million for these LTIP Units was recognized in 2018.

The significant assumptions used to value LTIP and Time-Based LTIP Units included:

Expected volatility	22.0% to 24.0%
Risk-free interest rate	2.6%
Post-grant restriction periods	2 years
Performance-Based LTIP Units
During the three months ended March 31, 2019, we granted 477,640 LTIP Units with performance-based vesting requirements ("Performance-Based LTIP Units") to management and other employees with a weighted average grant-date fair value of $19.49 per unit. Our Performance-Based LTIP Units have a three-year performance period. Fifty percent of any Performance-Based LTIP Units that are earned vest at the end of the three-year performance period and the remaining 50% on the fourth anniversary of the date of grant, subject to continued employment.
The aggregate grant-date fair value of the Performance-Based LTIP Units granted during the three months ended March 31, 2019 was $9.3 million valued using Monte Carlo simulations. Compensation expense for the Performance-Based LTIP Units is being recognized over a four-year period. The significant assumptions used to value the Performance-Based LTIP Units included:

Expected volatility	22.0% to 23.0%
Dividend yield	2.4% to 2.5%
Risk-free interest rate	2.5% to 2.6%

Share-Based Compensation Expense

Share-based compensation expense is summarized as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Time-Based LTIP Units	$2,934	$2,357
Performance-Based LTIP Units	2,208	1,157
Other equity awards (1)	1,059	784
Share-based compensation expense - other	6,201	4,298
Formation Awards	1,660	1,578
OP Units (2)	7,931	7,781
LTIP Units (2)	108	69
Special Performance-Based LTIP Units	644	—
Special Time-Based LTIP Units	788	—
Share-based compensation related to Formation Transaction and special equity awards (3)	11,131	9,428
Total share-based compensation expense	17,332	13,726
Less amount capitalized	(743)	(627)
Share-based compensation expense	$16,589	$13,099

______________________________________________

(1)
Includes compensation expense for certain executives who have elected to receive all or a portion of any cash bonus that may be paid in future periods related to past service in the form of fully vested LTIP Units and expense related to our employee share purchase plan.

(2)	Represents share-based compensation expense for LTIP Units and OP Units subject to post-Combination employment obligations.

(3)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in the accompanying statements of operations.

As of March 31, 2019, we had $123.6 million of total unrecognized compensation expense related to unvested share-based payment arrangements (unvested OP Units, Formation Awards, Time-Based LTIP Units, Special Time-Based LTIP Units, Performance-Based LTIP Units and Special Performance-Based LTIP Units). This expense is expected to be recognized over a weighted average period of 2.7 years.

11.     Interest Expense

The following is a summary of interest expense included in the statements of operations:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Interest expense	$22,877	$23,675
Amortization of deferred financing costs	1,164	1,217
Net unrealized loss (gain) on derivative financial instruments not designated as cash flow hedges	48	(1,119)
Capitalized interest	(6,915)	(4,516)
Interest expense	$17,174	$19,257

12.     Earnings (Loss) Per Common Share
The following summarizes the calculation of basic and diluted earnings (loss) per common share and provides a reconciliation of the amounts of net income (loss) attributable to common shareholders used in calculating basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share amounts)
Net income (loss)	$28,248	$(4,786)
Net (income) loss attributable to redeemable noncontrolling interests	(3,387)	594
Net loss attributable to noncontrolling interests	—	2
Net income (loss) attributable to common shareholders	$24,861	$(4,190)

Weighted average number of common shares outstanding — basic	122,573	117,955
Effect of dilutive securities	850	—
Weighted average number of common shares outstanding — diluted	123,423	117,955

Earnings (loss) per common share:
Basic	$0.20	$(0.04)
Diluted	$0.20	$(0.04)

The effect of the redemption of OP Units and Time-Based LTIP Units that were outstanding as of March 31, 2019 and 2018 is excluded in the computation of diluted earnings per common share, as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings per share). Since OP Units and Time-Based LTIP Units, which are held by noncontrolling interests, are attributed gains and losses at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average OP Unit and Time-Based LTIP Unit impact are excluded from net income (loss) available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted earnings per common share. Performance-Based LTIP Units, Special Performance-Based LTIP Units and Formation Awards, which totaled 3.9 million and 3.8 million for the three months ended March 31, 2019 and 2018, were excluded from the calculation of diluted earnings per common share as they were antidilutive, but potentially could be dilutive in the future.

13.    Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.
As of March 31, 2019 and December 31, 2018, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized (loss) gain on our derivative financial instruments designated as cash flow hedges was $(3.2) million and $8.3 million as of March 31, 2019 and December 31, 2018 and was recorded in "Accumulated other comprehensive income" in the balance sheet, of which a portion was reclassified to "Redeemable noncontrolling interests" as of March 31, 2019 and December 31, 2018. Within the next 12 months, we expect to reclassify $1.8 million as a decrease to interest expense. The net unrealized (loss) gain on our derivative financial instruments not designated as cash flow hedges was $(48,000) and $1.1 million for the three months ended March 31, 2019 and 2018 and is recorded in "Interest expense" in our statements of operations and "Net unrealized gain on derivative financial instruments not designated as cash flow hedges" in our statements of cash flows.

Topic 820, Fair Value Measurement and Disclosures, establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:
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
The following are assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
March 31, 2019	(In thousands)
Derivative financial instruments designated as cash flow hedges:
Classified as assets in "Other assets, net"	$1,892	$—	$1,892	$—
Classified as liabilities in "Other liabilities, net"	4,099	—	4,099	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	2	—	2	—

December 31, 2018
Derivative financial instruments designated as cash flow hedges:
Classified as assets in "Other assets, net"	$7,913	$—	$7,913	$—
Classified as liabilities in "Other liabilities, net"	1,723	—	1,723	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	2,470	—	2,470	—
The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2019 and December 31, 2018, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gain included in "Other comprehensive income'' was primarily attributable to the net change in unrealized gains or losses related to the interest rate swaps that were outstanding as of March 31, 2019 and December 31, 2018, none of which were reported in the statements of operations because they were documented and qualified as hedging instruments.

Financial Assets and Liabilities Not Measured at Fair Value
As of March 31, 2019 and December 31, 2018, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	March 31, 2019		December 31, 2018
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial liabilities:
Mortgages payable	$1,841,586	$1,873,323	$1,844,652	$1,870,078
Unsecured term loans	300,000	304,583	300,000	300,727

______________________________________
(1) The carrying amount consists of principal only.

The fair value of the mortgages payable and unsecured term loans was determined using Level 2 inputs of the fair value hierarchy.

14.    Segment Information

We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. As of December 31, 2018, we redefined our reportable segments to be aligned with our new method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker ("CODM"), makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we aggregate our operating segments into three reportable segments (commercial, multifamily, and third-party asset management and real estate services) based on the economic characteristics and nature of our assets and services. To conform to the current period presentation, we have reclassified the prior period segment financial data for certain properties that had been classified as part of other to the commercial and multifamily segments and the elimination of intersegment activity has been included as part of other for the three months ended March 31, 2018. The commercial segment was previously referred to as the office segment.

The CODM measures and evaluates the performance of our operating segments, with the exception of the third-party asset management and real estate services business, based on the net operating income ("NOI") of properties within each segment. NOI includes property rental revenue and other property operating income, and deducts property operating expenses and real estate taxes.

With respect to the third-party asset management and real estate services business, the CODM reviews revenues streams generated by this segment ("Third-party real estate services, including reimbursements"), as well as the expenses attributable to the segment ("General and administrative: third-party real estate services"), which are disclosed separately in the statements of operations. Management company assets primarily consist of management and leasing contracts with a net book value of $36.8 million and $38.6 million and are classified in "Other assets, net" in the balance sheets as of March 31, 2019 and December 31, 2018. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

The following table reflects the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income (loss) attributable to common shareholders	$24,861	$(4,190)
Add:
Depreciation and amortization expense	48,719	49,160
General and administrative expense:
Corporate and other	12,314	8,414
Third-party real estate services	28,066	22,609
Share-based compensation related to Formation Transaction and special equity awards	11,131	9,428
Transaction and other costs	4,895	4,221
Interest expense	17,174	19,257
Income tax benefit	(1,172)	(908)
Net income (loss) attributable to redeemable noncontrolling interests	3,387	(594)
Less:
Third-party real estate services, including reimbursements	27,691	24,330
Other income (excluding parking income of $6,455 and $6,363 in 2019 and 2018)	1,640	1,116
Income (loss) from unconsolidated real estate ventures, net	3,601	(1,902)
Interest and other income, net	951	573
Gain on sale of real estate	39,033	455
Net loss attributable to noncontrolling interests	—	2
Consolidated NOI	$76,459	$82,823

Below is a summary of NOI by segment. Items classified in the Other column include future development assets, corporate entities and the elimination of intersegment activity.

	Three Months Ended March 31, 2019
	Commercial	Multifamily	Other		Total
	(In thousands)
Property rentals revenue	$96,247	$28,249	$(5,083)		$119,413
Other property operating income	6,375	80	—		6,455
Total property revenue	102,622	28,329	(5,083)		125,868
Property expense:				—
Property operating	30,481	7,967	(6,274)		32,174
Real estate taxes	12,513	3,548	1,174		17,235
Total property expense	42,994	11,515	(5,100)		49,409
Consolidated NOI	$59,628	$16,814	$17		$76,459

	Three Months Ended March 31, 2018
	Commercial	Multifamily	Other	Total
	(In thousands)
Property rentals revenue	$105,564	$25,837	$(173)	$131,228
Other property operating income	6,244	90	29	6,363
Total property revenue	111,808	25,927	(144)	137,591
Property expense:
Property operating	25,837	7,287	2,034	35,158
Real estate taxes	14,781	3,547	1,282	19,610
Total property expense	40,618	10,834	3,316	54,768
Consolidated NOI	$71,190	$15,093	$(3,460)	$82,823
The following is a summary of certain balance sheet data by segment:

	Commercial	Multifamily	Other	Total
March 31, 2019	(In thousands)
Real estate, at cost	$3,650,134	$1,702,845	$343,912	$5,696,891
Investments in and advances to unconsolidated real estate ventures	175,511	109,850	36,005	321,366
Total assets (1)	3,695,905	1,571,388	757,401	6,024,694
December 31, 2018
Real estate, at cost	$3,634,472	$1,656,974	$501,288	$5,792,734
Investments in and advances to unconsolidated real estate ventures	177,173	109,232	36,473	322,878
Total assets (1)	3,707,255	1,528,177	761,853	5,997,285
__________________________

(1)	Includes assets held for sale. See Note 3 for additional information.

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
Construction Commitments
As of March 31, 2019, we have construction in progress that will require an additional $456.9 million to complete ($385.9 million related to our consolidated entities and $71.1 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, issuance and sale of equity securities and available cash.

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities total $17.9 million as of March 31, 2019 and December 31, 2018, and primarily relate to a liability to remediate pre-existing environmental matters at Potomac Yard Land Bay H, which was acquired in December 2018.
Other
There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (1) guarantee portions of the principal, interest and other amounts in connection with their borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with their borrowings and (3) provide guarantees to lenders and other third parties for the completion of development projects. We customarily have agreements with our outside partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. Amounts that may be required to be paid in future periods in relation to budget overruns or operating losses that are also included in some of our guarantees are not estimable. Guarantees (excluding environmental) terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. At times, we have agreements with our outside partners whereby we agree to reimburse our partner for their share of any payments made by them under certain guarantees. As of March 31, 2019, we had no principal payment guarantees for our unconsolidated real estate ventures.
We also may guarantee portions of the principal, interest and other amounts in connection with the borrowings of our consolidated entities. As of March 31, 2019, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.
As of March 31, 2019, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $48.6 million.
In connection with the Formation Transaction, we have an agreement with Vornado regarding tax matters (the "Tax Matters Agreement") that provides special rules that allocate tax liabilities if the distribution of JBG SMITH shares by Vornado, together with certain related transactions, is not tax-free. Under the Tax Matters Agreement, we may be required to indemnify Vornado against any taxes and related amounts and costs resulting from a violation by us of the Tax Matters Agreement, or from the taking of certain restricted actions by us.

16.	Transactions with Vornado and Related Parties
Transactions with Vornado
In connection with the Formation Transaction, we entered into an agreement with Vornado under which Vornado provided operational support for an initial period of up to two years. Such support services have been substantially completed. These services included information technology, financial reporting and payroll services. The charges for these services were based on an hourly or per transaction fee arrangement including reimbursement for overhead and out-of-pocket expenses totaling $1.2 million for the three months ended March 31, 2018.
Pursuant to agreements, we are providing Vornado with leasing and property management services for certain of its assets that were not part of the Separation. The total revenue related to these services for the three months ended March 31, 2019 and 2018 were $488,000 and $600,000. We believe that the terms of these agreements are comparable to those that would have been negotiated based on market rates.
We have agreements that are terminable on the second anniversary of the Combination with Building Maintenance Services ("BMS"), a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our properties. We paid BMS $5.2 million and $4.0 million during the three months ended March 31, 2019 and 2018, which are included in "Property operating expenses" in our statements of operations.

In connection with the Formation Transaction, we have a Tax Matters Agreement with Vornado. See Note 15 for additional information.
We entered into a consulting agreement with Mitchell Schear, a member of our Board of Trustees and formerly the president of Vornado’s Washington, D.C. segment. The consulting agreement expired on December 31, 2017 and provided for the payment of consulting fees and expenses at the rate of $169,400 per month for the 24 months following the Separation, including after the expiration of the consulting agreement. The amount due under this consulting agreement of $4.1 million was expensed in connection with the Combination. As of March 31, 2019, the remaining liability is $432,000.
Transactions with JBG Legacy Funds
Our third-party asset management and real estate services business provides fee-based real estate services to third parties and the JBG Legacy Funds. We provide services for the benefit of the JBG Legacy Funds that own interests in the assets retained by the JBG Legacy Funds. In connection with the contribution of the JBG Assets to us, it was determined that the general partner and managing member interests in the JBG Legacy Funds that were held by former JBG executives (and who became members of our management team and/or Board of Trustees) would not be transferred to us and remain under the control of these individuals. In addition, certain members of our senior management and Board of Trustees have an ownership interest in the JBG Legacy Funds and own carried interests in each fund and in certain of our real estate ventures that entitles them to receive additional compensation if the fund or real estate venture achieves certain return thresholds. This third-party real estate services revenue, including reimbursements, from these JBG Legacy Funds for the three months ended March 31, 2019 and 2018 was $8.4 million and $8.6 million. As of March 31, 2019 and December 31, 2018, we had receivables from the JBG Legacy Funds totaling $3.9 million and $3.6 million for such services.
We rent our corporate offices from an unconsolidated real estate venture and incurred expenses totaling $1.2 million during the three months ended March 31, 2019 and 2018, which is recorded in "General and administrative expense: Corporate and other" in our statements of operations.

17.	Subsequent Event

In April 2019, we closed an underwritten public offering of 11.5 million common shares (including 1.5 million common shares related to the exercise of the underwriters' option to cover overallotments) at $42.00 per share, which generated net proceeds, after deducting the underwriting discounts and commissions and other estimated offering expenses, of approximately $472.3 million. We intend to use the net proceeds to fund development opportunities and for general corporate purposes.

In April 2019, we repaid the mortgage debt totaling approximately $293.6 million at The Bartlett and Fort Totten Square.
In May 2019, our Board of Trustees declared a quarterly dividend of $0.225 per common share, payable on May 24, 2019 to shareholders of record on May 13, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "estimates," "intends," "plans," "would," "may" or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Organization and Basis of Presentation

JBG SMITH Properties ("JBG SMITH") was organized as a Maryland real estate investment trust ("REIT") on October 27, 2016 for the purpose of receiving, via the spin-off on July 17, 2017 (the "Separation"), substantially all of the assets and liabilities of Vornado Realty Trust's ("Vornado") Washington, D.C. segment. On July 18, 2017, JBG SMITH acquired the management business and certain assets and liabilities (the "JBG Assets") of The JBG Companies ("JBG") (the "Combination"). The Separation and the Combination are collectively referred to as the "Formation Transaction." JBG SMITH is hereinafter referred to as "we," "us," "our" or similar terms. References to "our share" refers to our ownership percentage of consolidated and unconsolidated assets in real estate ventures. Substantially all of our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership.
References to the financial statements refer to our condensed consolidated financial statements as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018. References to the balance sheets refer to our condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018. References to the statements of operations refer to our condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018. References to the statements of cash flows refer to our condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018.
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
Amazon.com, Inc. ("Amazon") has selected sites that we own in National Landing in North Virginia as the location of an additional headquarters. Amazon executed three initial leases totaling 537,000 square feet at three of our existing office buildings in National Landing. The leases encompass approximately 88,000 square feet at 241 18th Street South, approximately 191,000 square feet at 1800 South Bell Street, and approximately 258,000 square feet at 1770 Crystal Drive. We expect Amazon to begin moving into 241 18th Street South and 1800 South Bell in 2019, and 1770 Crystal Drive by the end of 2020. In April 2019, we executed an agreement with Amazon to lease an additional approximately 48,000 square feet of office space at 2345 Crystal Drive in National Landing.

We have also executed purchase and sale agreements with Amazon for two of our National Landing development sites, Pen Place and Mets 6, 7, and 8, which will serve as the initial phase of new construction associated with Amazon’s new headquarters at National Landing. Subject to customary closing conditions, Amazon is expected to pay approximately $293.9 million for the sites, or $72.00 per square foot based on their combined estimated potential development density of up to approximately 4.1 million square feet. We expect to close on the Mets land sale as early as 2019 and on Pen Place as early as 2020.

In February 2019, the Commonwealth of Virginia enacted an incentives bill (the “Virginia Government Incentive Package”), which provides tax incentives to Amazon if it creates up to 37,850 full-time jobs with average salaries of $150,000 or higher in National Landing. As part of the incentive package, we expect $1.8 billion in infrastructure and education investments led by state and local governments.
During 2018, we sold or recapitalized approximately $875.0 million of assets that were identified for sale because of their relatively low expected return potential and their high tax basis, enabling better capital retention. The assets sold generated approximately $30.0 million of net operating income ("NOI") in 2018. Subject to market conditions, we have set a goal to sell or recapitalize $400.0 million of assets during 2019. Also, consistent with our approach to capital recycling, in the competitive Washington, D.C. office leasing market, we are focused on retaining tenants and avoiding the costly concessions associated with backfilling vacancy. We believe this approach produces a higher comparable return while better positioning assets for potential sale or recapitalization, and simultaneously de-risking them at a time of greater supply and cyclical downturn risk. We expect the lease renewals we executed in 2017 and 2018 will further reduce our NOI in 2019, primarily due to free rent associated with these early renewals. As the free rent in these leases burns off, and our under construction assets deliver, we expect our NOI to grow and surpass 2018 levels by the second half of 2020.
As of March 31, 2019, our Operating Portfolio consists of 61 operating assets comprising 45 commercial assets totaling approximately 12.5 million square feet (10.9 million square feet at our share) and 16 multifamily assets totaling 6,315 units (4,531 units at our share). Additionally, we have (i) nine assets under construction comprising five commercial assets totaling approximately 1.2 million square feet (927,000 square feet at our share) and four multifamily assets totaling 1,476 units (1,298 units at our share); and (ii) 40 future development assets totaling approximately 22.1 million square feet (18.7 million square feet at our share) of estimated potential development density.
Key highlights of operating results for the three months ended March 31, 2019 included:

•
net income attributable to common shareholders of $24.9 million, or $0.20 per diluted common share, for the three months ended March 31, 2019 as compared to a net loss of $4.2 million, or $0.04 per diluted common share, for the three months ended March 31, 2018. Net income attributable to common shareholders for the three months ended March 31, 2019 included a gain on sale of real estate of $39.0 million;

•
operating commercial portfolio leased and occupied percentages at our share of 90.2% and 85.6% as of March 31, 2019 compared to 89.6% and 85.5% as of December 31, 2018 and 87.9% and 87.0% as of March 31, 2018;

•
operating multifamily portfolio leased and occupied percentages at our share of 97.0% and 94.8% as of March 31, 2019 compared to 95.7% and 93.9% as of December 31, 2018 and 96.1% and 94.2% as of March 31, 2018;

•
the leasing of approximately 807,000 square feet, or 785,000 square feet at our share, at an initial rent (1) of $44.97 per square foot and a GAAP-basis weighted average rent per square foot (2) of $45.91 for the three months ended March 31, 2019; and

•	a decrease in same store (3) net operating income of 10.1% to $73.6 million for the three months ended March 31, 2019 as compared to $81.9 million for the three months ended March 31, 2018.
_________________

(1)	Represents the cash basis weighted average starting rent per square foot, which excludes free rent and fixed escalations.

(2)	Represents the weighted average rent per square foot that is recognized over the term of the respective leases, including the effect of free rent and fixed escalations.

(3)
Includes the results of the properties that are owned, operated and in service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the three months ended March 31, 2019 included:

•	the sale of Commerce Executive/Commerce Metro Land, a commercial asset located in Reston, Virginia, for the gross sales price of $115.0 million;

•
the execution of agreements for the sale of Pen Place and Mets 6, 7 and 8, development assets having an estimated aggregate potential development density of up to approximately 4.1 million square feet, with Amazon for its additional headquarters, for $293.9 million;

•
the execution of a contract to purchase a stabilized multifamily asset located in Washington, D.C., which we intend to use as a replacement property in a 1031 like-kind exchange for the expected proceeds from the sale of the Mets 6, 7 and 8 land parcels to Amazon, which is expected to close later this year;

•	the redemption of 1.7 million common limited partnership units ("OP Units") for an equivalent number of our common shares;

•	the payment of $39.3 million in dividends that were declared in December 2018; and

•	the investment of $68.7 million in development costs, construction in progress and real estate additions.
Activity subsequent to March 31, 2019 included:

•
the closing of an underwritten public offering of 11.5 million common shares (including 1.5 million common shares related to the exercise of the underwriters' option to cover overallotments) at $42.00 per share, which generated net proceeds, after deducting the underwriting discounts and commissions and other estimated offering expenses, of approximately $472.3 million. We intend to use the net proceeds to fund development opportunities and for general corporate purposes;

•	the repayment of mortgage debt totaling approximately $293.6 million at The Bartlett and Fort Totten Square; and

•	the declaration of a quarterly dividend of $0.225 per common share, payable on May 24, 2019 to shareholders of record on May 13, 2019.

Critical Accounting Policies and Estimates

Our Annual Report on Form 10-K for the year ended December 31, 2018 contains a description of our critical accounting policies, including business combinations, real estate, investments in and advances to real estate ventures, revenue recognition and share-based compensation. There have been no significant changes to our policies during 2019, except as discussed in Note 2 to the financial statements related to our adoption of Accounting Standards Update 2016-02, Leases ("Topic 842") as of January 1, 2019.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of recent accounting pronouncements.

Results of Operations
Comparison of the Three Months Ended March 31, 2019 to 2018
The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended March 31, 2019 as compared to the same period in 2018:

	Three Months Ended March 31,
	2019	2018	% Change
	(In thousands)
Property rentals revenue	$119,413	$131,228	(9.0)%
Third-party real estate services revenue, including reimbursements	27,691	24,330	13.8%
Depreciation and amortization expense	48,719	49,160	(0.9)%
Property operating expense	32,174	35,158	(8.5)%
Real estate taxes expense	17,235	19,610	(12.1)%
General and administrative expense:
Corporate and other	12,314	8,414	46.4%
Third-party real estate services	28,066	22,609	24.1%
Share-based compensation related to Formation Transaction and special equity awards	11,131	9,428	18.1%
Transaction and other costs	4,895	4,221	16.0%
Income (loss) from unconsolidated real estate ventures, net	3,601	(1,902)	(289.3)%
Interest expense	17,174	19,257	(10.8)%
Gain on sale of real estate	39,033	455	*
______________
* Not meaningful.
During the first quarter of 2019, we sold Commerce Executive/Commerce Executive Metro Land and during 2018, we sold Summit I and II, the Bowen Building, Executive Tower, 1233 20th Street and the out of service portion of Falkland Chase-North, which we will collectively refer to as the “Disposed Properties” in the discussion below.
Property rentals revenue, decreased by approximately $11.8 million, or 9.0%, to $119.4 million in 2019 from $131.2 million in 2018. The decrease was primarily due to a $10.8 million decline in property rentals revenue related to the Disposed Properties and an increase in vacancy and rent reductions at 2101 L Street, Courthouse Plaza 1 and 2, and 2345 Crystal Drive. The decrease in property rentals revenue in 2019 was partially offset by a combined $2.6 million increase in revenue related to Central Place Tower and 1221 Van Street both of which were placed into service during the first quarter of 2018.
Third-party real estate services revenue, including reimbursements, increased by approximately $3.4 million, or 13.8%, to $27.7 million in 2019 from $24.3 million in 2018. The increase was primarily due to an increase in reimbursements and service revenue resulting from an increase in construction management projects in 2019.
Depreciation and amortization expense decreased by approximately $441,000, or 0.9%, to $48.7 million in 2019 from $49.2 million in 2018. The decrease was primarily due to a $4.2 million decrease in depreciation and amortization expense related to the Disposed Properties. The decrease in depreciation and amortization expense was partially offset by the acceleration of depreciation related to certain tenant improvements associated with tenants that vacated during 2019 prior to their lease expiration and to an increase in depreciation and amortization expense of $1.9 million related to Central Place Tower and 1221 Van Street both of which were placed into service during the first quarter of 2018.
Property operating expense decreased by approximately $3.0 million, or 8.5%, to $32.2 million in 2019 from $35.2 million in 2018. The decrease was primarily due to a $2.5 million decline in property operating expenses related to the Disposed Properties.
Real estate tax expense decreased by approximately $2.4 million, or 12.1%, to $17.2 million in 2019 from $19.6 million in 2018. The decrease was primarily due to a $2.1 million decrease related to the Disposed Properties and a $306,000 decrease related to properties under development for which we began capitalizing expenses during 2019 (1900 Crystal Drive, 1770 Crystal Drive and Central District Retail).

General and administrative expense: corporate and other increased by approximately $3.9 million, or 46.4%, to $12.3 million in 2019 from $8.4 million in 2018. The increase was due to the issuance of the 2019 equity awards, increased compensation expense as a result of no longer capitalizing internal leasing costs related to the adoption of Topic 842 and an increase in overall compensation.
General and administrative expense: third-party real estate services increased by approximately $5.5 million, or 24.1%, to $28.1 million in 2019 from $22.6 million in 2018 primarily due to an increase in reimbursable expenses resulting from an increase in construction management projects, the issuance of the 2019 equity awards and an increase in overall compensation.
General and administrative expense: share-based compensation related to Formation Transaction and special equity awards increased by approximately $1.7 million, or 18.1%, to $11.1 million in 2019 from $9.4 million in 2018 primarily due to expenses for special equity awards issued in the fourth quarter of 2018 related to our successful pursuit of Amazon's selection of sites that we own in National Landing as the location of an additional headquarters.
Transaction and other costs of $4.9 million in 2019 consist of demolition costs of $2.3 million related to 1900 Crystal Drive, fees and expenses incurred in connection with the Formation Transaction (including integration costs and severance costs) of $2.1 million and costs related to other completed, potential and pursued transactions of $471,000. Transaction and other costs of $4.2 million in 2018 consist primarily of fees and expenses incurred in connection with the Formation Transaction.
Income (loss) from unconsolidated real estate ventures, net increased by approximately $5.5 million to $3.6 million for 2019 from a $1.9 million loss in 2018. The increase was primarily due to the recognition of $6.4 million of income during the first quarter of 2019 related to net distributions from the real estate venture that owns 1101 17th Street. In June 2018, we suspended the equity method of accounting for this venture as the cumulative distributions from the venture exceeded our investment in the venture.
Interest expense decreased by approximately $2.1 million, or 10.8%, to $17.2 million in 2019 from $19.3 million in 2018. The decrease was primarily due to an increase in capitalized interest mainly related to higher construction spend and additional projects commencing, and to a $1.0 million decrease related to the Disposed Properties, partially offset by additional term loan borrowings in 2018 and higher interest rates.
Gain on the sale of real estate of $39.0 million in 2019 is due to the sale of Commerce Executive/Commerce Metro Land. Gain on the sale of real estate of $455,000 in 2018 is due to the sale of a land parcel, Summit - MWAA. See Note 3 to the financial statements for additional information.

Funds From Operations ("FFO")
FFO is a non-GAAP financial measure computed in accordance with the definition established by National Association of Real Estate Investment Trusts ("NAREIT") in the NAREIT FFO White Paper - 2018 Restatement issued in 2018. NAREIT defines FFO as “net income (computed in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity."

We believe FFO is a meaningful non‑GAAP financial measure useful in comparing our levered operating performance from period-to-period and as compared to similar real estate companies because FFO excludes real estate depreciation and amortization expense and other non-comparable income and expenses, which implicitly assumes that the value of real estate diminishes predictably over time rather than fluctuating based on market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures used by other companies.

The following reflects the reconciliation of net (loss) income attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share amounts)
Net income (loss) attributable to common shareholders	$24,861	$(4,190)
Net income (loss) attributable to redeemable noncontrolling interests	3,387	(594)
Net loss attributable to noncontrolling interests	—	(2)
Net income (loss)	28,248	(4,786)
Gain on sale of real estate	(39,033)	(455)
Real estate depreciation and amortization	46,035	46,639
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	4,653	6,436
Net (income) loss attributable to noncontrolling interests in consolidated real estate ventures	(1)	2
FFO attributable to OP Units (1)	39,902	47,836
FFO attributable to redeemable noncontrolling interests	(4,783)	(7,127)
FFO attributable to common shareholders (1)	$35,119	$40,709
FFO per diluted common share	$0.28	$0.35
Weighted average diluted shares	123,423	117,955
_______________

Note: FFO attributable to OP Units and common shareholders for the three months ended March 31, 2018 has been restated in compliance with the definition established by NAREIT in the NAREIT FFO White Paper - 2018 Restatement issued in 2018.

(1)
Due to our adoption of Topic 842, beginning in 2019, we no longer capitalize internal leasing costs and expense these costs as incurred (such costs were $1.3 million for the three months ended March 31, 2018).

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

During the three months ended March 31, 2019, our same store pool changed by the exclusion of Commerce Executive, which was sold during the period.

Same store NOI decreased by $8.3 million, or 10.1%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease in same store NOI for the three months ended March 31, 2019, was largely attributable to rental abatements and lower base rent at 2101 L Street, Courthouse Plaza 1 and 2 and 2345 Crystal Drive.

The following table reflects the reconciliation of net income (loss) attributable to common shareholders to NOI and same store NOI for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income (loss) attributable to common shareholders	$24,861	$(4,190)
Add:
Depreciation and amortization expense	48,719	49,160
General and administrative expense:
Corporate and other	12,314	8,414
Third-party real estate services	28,066	22,609
Share-based compensation related to Formation Transaction and special equity awards	11,131	9,428
Transaction and other costs	4,895	4,221
Interest expense	17,174	19,257
Income tax benefit	(1,172)	(908)
Net (income) loss attributable to redeemable noncontrolling interests	3,387	(594)
Less:
Third-party real estate services, including reimbursements	27,691	24,330
Other income (excluding parking income of $6,455 and $6,363 in 2019 and 2018)	1,640	1,116
Income (loss) from unconsolidated real estate ventures, net	3,601	(1,902)
Interest and other income, net	951	573
Gain on sale of real estate	39,033	455
Net loss attributable to noncontrolling interests	—	2
Consolidated NOI	76,459	82,823
Proportionate NOI attributable to unconsolidated real estate ventures	5,386	9,207
Non-cash rent adjustments (1)	(6,808)	(1,096)
Other adjustments (2)	3,353	4,252
Total adjustments	1,931	12,363
NOI	78,390	95,186
Less: out-of-service NOI loss (3)	(1,271)	(834)
Operating portfolio NOI	79,661	96,020
Non-same store NOI (4)	6,088	14,147
Same store NOI (5)	$73,573	$81,873

Growth in same store NOI	(10.1)%
Number of properties in same store pool	56

___________________________________________________

(1)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.

(2)	Adjustment to include other income and payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue.

(3)	Includes the results for our under construction assets and future development pipeline.

(4)
Includes the results for properties that were not owned, operated and in service for the entirety of both periods being compared and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. The decrease in non-same store NOI is primarily attributable to lost income from disposed assets.

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

The CODM measures and evaluates the performance of our operating segments, with the exception of the third-party asset management and real estate services business, based on the NOI of properties within each segment. NOI includes revenue from property rentals and deducts property operating expenses and real estate taxes.

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

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Property management fees	$5,428	$6,388
Asset management fees	3,488	3,835
Leasing fees	2,213	1,896
Development fees	1,596	1,819
Construction management fees	629	585
Other service revenue	883	1,054
Third-party real estate services revenue, excluding reimbursements	14,237	15,577
Reimbursements revenue (1)	13,454	8,753
Third-party real estate services revenue, including reimbursements	$27,691	$24,330
_________________

(1)	Represents reimbursements by third parties for amounts incurred by us, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

The increase in third-party real estate services revenue, including reimbursements, is primarily due to an increase reimbursements and service revenue resulting from an increase in construction management projects conducted for third-party tenants during 2019.

Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

Property revenue is calculated as property rentals revenue plus other property operating income (primarily parking income). Property expense is calculated as property operating expenses plus real estate taxes. NOI is calculated as total property revenue less total property expense. See Note 14 to the financial statements for the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Property revenue:
Commercial	$102,622	$111,808
Multifamily	28,329	25,927
Other (1)	(5,083)	(144)
Total property revenue	125,868	137,591

Property expense:
Commercial	42,994	40,618
Multifamily	11,515	10,834
Other (1)	(5,100)	3,316
Total property expense	49,409	54,768

Consolidated NOI:
Commercial	59,628	71,190
Multifamily	16,814	15,093
Other (1)	17	(3,460)
Consolidated NOI	$76,459	$82,823
_________________

(1)	Includes future development assets, corporate entities and the elimination of intersegment activity.
Comparison of the Three Months Ended March 31, 2019 to 2018
Commercial: Property revenue decreased by $9.2 million, or 8.2%, to $102.6 million in 2019 from $111.8 million in 2018. Consolidated NOI decreased by $11.6 million, or 16.2%, to $59.6 million in 2019 from $71.2 million in 2018. The decrease in property revenue and consolidated NOI is primarily due to the sale of the Disposed Properties and due to increases in vacancy and rent reductions at 2101 L Street, Courthouse Plaza 1 and 2 and 2345 Crystal Drive.
Multifamily: Property revenue increased by $2.4 million, or 9.3%, to $28.3 million in 2019 from $25.9 million in 2018. Consolidated NOI increased by $1.7 million, or 11.4%, to $16.8 million in 2019 from $15.1 million in 2018. The increase in property revenue and consolidated NOI is primarily due to an increase in occupancy at 1221 Van Street, which was placed into service during the first quarter of 2018.
Liquidity and Capital Resources
Property rental income is our primary source of operating cash flow and is dependent on a number of factors including occupancy levels and rental rates, as well as our tenants’ ability to pay rent. In addition, our third-party asset management and real estate services business provides fee-based real estate services to third parties and the legacy funds (the "JBG Legacy Funds") formerly organized by JBG. Our assets provide a relatively consistent level of cash flow that enables us to pay operating expenses, debt service, recurring capital expenditures, dividends to shareholders and distributions to holders of OP Units. Other sources of liquidity to fund cash requirements include proceeds from financings, asset sales and the issuance and sale of equity securities, including from our "at the market" offering and dividend reinvestment programs. We anticipate that cash flows from continuing operations and proceeds from financings, recapitalizations and asset sales, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, dividends to shareholders and distributions to holders of OP Units over the next 12 months.

Financing Activities
The following is a summary of mortgages payable:

	Weighted Average Effective Interest Rate (1)	March 31, 2019	December 31, 2018
		(In thousands)
Variable rate (2)	4.22%	$415,898	$308,918
Fixed rate (3)	3.92%	1,425,688	1,535,734
Mortgages payable		1,841,586	1,844,652
Unamortized deferred financing costs and premium/ discount, net		(5,744)	(6,271)
Mortgages payable, net		$1,835,842	$1,838,381
__________________________

(1)	Weighted average effective interest rate as of March 31, 2019.

(2)	Includes variable rate mortgages payable with interest rate cap agreements.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
As of March 31, 2019 and December 31, 2018, the net carrying value of real estate collateralizing our mortgages payable, excluding assets held for sale, totaled $2.3 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain of our mortgage loans are recourse to us.
As of March 31, 2019 and December 31, 2018, we had various interest rate swap and cap agreements with an aggregate notional value of $1.2 billion and $1.3 billion on certain of our mortgages payable, which mature on various dates concurrent with the maturity of the related mortgages payable.
We have a $1.4 billion credit facility, consisting of a $1.0 billion revolving credit facility maturing in July 2021, with two six-month extension options, a delayed draw $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023, and a delayed draw $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024.
As of March 31, 2019 and December 31, 2018, we had interest rate swaps with an aggregate notional value of $100.0 million, which effectively convert the variable interest rate applicable to our Tranche A-1 Term Loan to a fixed interest rate. The interest rate swaps mature in January 2023, concurrent with the maturity of our Tranche A-1 Term Loan. As of March 31, 2019, we had an interest rate swap with a notional value of $64.0 million, which effectively converts the variable interest rate applicable to a portion of the outstanding balance of our Tranche A-2 Term Loan to a fixed interest rate. The interest rate swap matures in September 2020.
The following is a summary of amounts outstanding under the credit facility:

	Interest Rate (1)	March 31, 2019	December 31, 2018
		(In thousands)
Revolving credit facility (2) (3) (4)	3.59%	$—	$—

Tranche A-1 Term Loan (5)	3.32%	$100,000	$100,000
Tranche A-2 Term Loan (5)	4.39%	200,000	200,000
Unsecured term loans		300,000	300,000
Unamortized deferred financing costs, net		(2,723)	(2,871)
Unsecured term loans, net		$297,277	$297,129
__________________________

(1)	Interest rate as of March 31, 2019.

(2)	As of March 31, 2019 and December 31, 2018, letters of credit with an aggregate face amount of $5.8 million and $5.7 million were provided under our revolving credit facility.

(3)	As of March 31, 2019 and December 31, 2018, net deferred financing costs related to our revolving credit facility totaling $4.3 million and $4.8 million were included in "Other assets, net."

(4)	The interest rate for the revolving credit facility excludes a 0.15% facility fee.

(5)	The interest rate includes the impact of interest rate swap agreements.

Liquidity Requirements
Our principal liquidity needs for the next twelve months and beyond are to fund:

•	normal recurring expenses;

•	debt service and principal repayment obligations, including balloon payments on maturing debt;

•	capital expenditures, including major renovations, tenant improvements and leasing costs;

•	development expenditures;

•	dividends to shareholders and distributions to holders of OP Units and

•	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests therein.
We expect to satisfy these needs using one or more of the following:

•	cash flows from operations;

•	distributions from real estate ventures;

•	cash and cash equivalent balances;

•	issuance and sale of equity securities and

•	proceeds from financings, recapitalizations and asset sales.
We anticipate that cash flows from continuing operations and proceeds from financings, recapitalizations and asset sales, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, dividends to shareholders and distributions to holders of OP Units over the next 12 months.
Contractual Obligations and Commitments
During the three months ended March 31, 2019, there were no material changes to the contractual obligation information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.
As of March 31, 2019, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $48.6 million.
In May 2019, our Board of Trustees declared a quarterly dividend of $0.225 per common share.
Summary of Cash Flows
The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$17,908	$34,661
Net cash provided by (used in) investing activities	44,188	(93,345)
Net cash used in financing activities	(48,167)	(31,465)
Cash Flows for the Three Months Ended March 31, 2019
Cash and cash equivalents, and restricted cash increased $13.9 million to $413.5 million as of March 31, 2019 compared to $399.5 million as of December 31, 2018. This increase resulted from $44.2 million of net cash provided by investing activities and $17.9 million of net cash provided by operating activities, partially offset by $48.2 million of net cash used in financing activities. Our outstanding debt was $2.1 billion as of March 31, 2019 and December 31, 2018.
Net cash provided by operating activities of $17.9 million primarily comprised: (i) $46.9 million of net income (before $57.6 million of non-cash items and a $39.0 million gain on sale of real estate) and (ii) $398,000 of return on capital from unconsolidated real estate ventures, partially offset by (iii) $29.3 million of net change in operating assets and liabilities. Non-cash income adjustments of $57.6 million primarily include depreciation and amortization, share-based compensation expense, deferred rent and (income) loss from unconsolidated real estate ventures, net.
Net cash provided by investing activities of $44.2 million primarily comprised: (i) $117.7 million of proceeds from sale of real estate and (ii) $6.6 million of distributions of capital from unconsolidated real estate ventures, partially offset by (iii) $68.7 million of development costs, construction in progress and real estate additions and (iv) $2.9 million of investments in and advances to unconsolidated real estate ventures.
Net cash used in financing activities of $48.2 million primarily comprised: (i) $39.3 million of dividends paid to common shareholders, (ii) $5.9 million of distributions to redeemable noncontrolling interests and (iii) $3.1 million of repayments of mortgages payable.
Cash Flows for the Three Months Ended March 31, 2018
Cash and cash equivalents, and restricted cash decreased $90.1 million to $248.4 million as of March 31, 2018 compared to $338.6 million as of December 31, 2017. This decrease resulted from $93.3 million of net cash used in investing activities and $31.5 million of net cash used in financing activities, partially offset by $34.7 million of net cash provided by operating activities.
Net cash provided by operating activities of $34.7 million primarily comprised: (i) $58.2 million of net income (before $63.5 million of non-cash items and $455,000 gain on sale of real estate) and (ii) $3.8 million of return on capital from unconsolidated real estate ventures, partially offset by (iii) $27.3 million of net change in operating assets and liabilities. Non-cash adjustments of $63.5 million primarily include depreciation and amortization, share-based compensation expense, deferred rent, net loss from unconsolidated real estate ventures and other non-cash items.
Net cash used in investing activities of $93.3 million primarily comprised: (i) $84.6 million of development costs, construction in progress and real estate additions and (ii) $11.8 million of investments in and advances to unconsolidated real estate ventures, partially offset by (iii) $2.2 million of proceeds from the sale of real estate and (iv) $1.4 million of distributions of capital from unconsolidated real estate ventures.
Net cash used in financing activities of $31.5 million primarily comprised: (i) $68.2 million of repayment of mortgages payable, (ii) $26.5 million of dividends paid to common shareholders and (iii) $4.6 million of distributions to redeemable noncontrolling interests, partially offset by (iv) $50.0 million of proceeds from borrowings under our unsecured term loan and (v) $18.5 million of proceeds from borrowings under mortgages payable.
Off-Balance Sheet Arrangements
Unconsolidated Real Estate Ventures
We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.
As of March 31, 2019, we have investments in and advances to unconsolidated real estate ventures totaling $321.4 million. For the majority of these investments, we exercise significant influence over, but do not control these entities and therefore account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.
From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (1) guarantee portions of the principal, interest and other amounts in connection with their borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with their borrowings and (3) provide guarantees to lenders and other third parties for the completion of development projects. We customarily have agreements with our outside partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. Amounts that may be required to be paid in future periods in relation to budget overruns or operating losses that are also included in some of our guarantees are not estimable. Guarantees (excluding environmental) terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. At times, we have agreements with our outside partners whereby we agree to reimburse our partner for their share of any payments made by them under certain guarantees. As of March 31, 2019, we had no principal payment guarantees for our unconsolidated real estate ventures.
As of March 31, 2019, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $48.6 million.
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
Construction Commitments
As of March 31, 2019, we have construction in progress that will require an additional $456.9 million to complete ($385.9 million related to our consolidated entities and $71.1 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, issuance and sale of equity securities and available cash.
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

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks, and the preparation and issuance of a written report. Soil and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. They may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 15 to the financial statements, environmental liabilities total $17.9 million as of March 31, 2019 and December 31, 2018, and primarily relate to a liability to remediate pre-existing environmental matters at Potomac Yard Land Bay H, which was acquired in December 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	March 31, 2019			December 31, 2018
		Weighted Average Effective Interest Rate	Effect of 1% Change in Base Rates		Weighted Average Effective Interest Rate
	Balance			Balance
Debt (contractual balances):	(Dollars in thousands)
Mortgages payable
Variable rate (1)	$415,898	4.22%	$4,217	$308,918	4.30%
Fixed rate (2)	1,425,688	3.92%	—	1,535,734	4.09%
	$1,841,586		$4,217	$1,844,652
Credit facility (variable rate):
Revolving credit facility	$—	3.59%	$—	$—	3.60%
Tranche A-1 Term Loan (3)	100,000	3.32%	—	100,000	3.32%
Tranche A-2 Term Loan	200,000	4.39%	2,028	200,000	4.05%
Pro rata share of debt of unconsolidated entities (contractual balances):
Variable rate (1)	$222,081	5.33%	$2,252	$146,980	6.19%
Fixed rate (2)	82,070	4.10%	—	152,410	4.44%
	$304,151		$2,252	$299,390
________________

(1)	Includes variable rate mortgages payable with interest rate cap agreements.

(2)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

(3)	As of March 31, 2019 and December 31, 2018, the outstanding balance was fixed by interest rate swap agreements.

The fair value of our mortgages payable is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and unsecured term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of March 31, 2019 and December 31, 2018, the estimated fair value of our consolidated debt was $2.2 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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
As of March 31, 2019 and December 31, 2018, we had interest rate swap and cap agreements with an aggregate notional value of $1.0 billion and $786.4 million, which were designated as cash flow hedges. As of March 31, 2019 and December 31, 2018, the fair value of our interest rate swaps and caps designated as cash flow hedges consisted of assets totaling $1.9 million and $7.9 million included in "Other assets, net" in our balance sheets, and liabilities totaling $4.1 million and $1.7 million included in "Other liabilities, net" in our balance sheets.
Derivative Financial Instruments Not Designated as Hedges
Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are considered economic hedges, but not designated as accounting hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains are recorded in "Interest expense" in the statements of operations in the period in which the change occurs. As of March 31, 2019 and December 31, 2018, we had various interest rate swap and cap agreements with an aggregate notional value of $307.7 million and $646.4 million, which were not designated as cash flow hedges. As of March 31, 2019 and December 31, 2018, the fair value of our interest rate swaps and caps not designated as hedges primarily consisted of assets totaling $2,000 and $2.5 million included in "Other assets, net" in our balance sheets.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are, from time to time, involved in legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report for the year ended December 31, 2018, filed with the SEC on February 26, 2019.

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

JBG SMITH Properties

Date:	May 7, 2019	/s/ Stephen W. Theriot
Stephen W. Theriot
Chief Financial Officer
(Principal Financial and Accounting Officer)