Form 10-Q
period 2019-06-30
JBG SMITH Properties
filed 2019-08-06
CIK 1689796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-37994
JBG SMITH PROPERTIES
________________________________________________________________________________
(Exact name of Registrant as specified in its charter)

Maryland			81-4307010
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

4445 Willard Avenue	Chevy Chase	MD	20815
Suite 400			(Zip Code)
(Address of Principal Executive Offices)
Registrant's telephone number, including area code: (240) 333-3600
_______________________________
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

As of August 1, 2019, JBG SMITH Properties had 134,127,004 common shares outstanding.

JBG SMITH PROPERTIES
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES Condensed Consolidated Balance Sheets (Unaudited) (In thousands, except par value amounts)

	June 30, 2019	December 31, 2018
ASSETS
Real estate, at cost:
Land and improvements	$1,227,558	$1,371,874
Buildings and improvements	3,717,356	3,722,930
Construction in progress, including land	859,717	697,930
	5,804,631	5,792,734
Less accumulated depreciation	(1,093,665)	(1,051,875)
Real estate, net	4,710,966	4,740,859
Cash and cash equivalents	280,349	260,553
Restricted cash	16,429	138,979
Tenant and other receivables, net	51,787	46,568
Deferred rent receivable, net	162,641	143,473
Investments in unconsolidated real estate ventures	319,756	322,878
Other assets, net	296,916	264,994
Assets held for sale	168,431	78,981
TOTAL ASSETS	$6,007,275	$5,997,285

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgages payable, net	$1,360,467	$1,838,381
Unsecured term loans, net	296,952	297,129
Accounts payable and accrued expenses	140,132	130,960
Other liabilities, net	192,638	181,606
Liabilities related to assets held for sale	—	3,717
Total liabilities	1,990,189	2,451,793
Commitments and contingencies
Redeemable noncontrolling interests	574,228	558,140
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized, none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 134,127 and 120,937 shares issued and outstanding as of June 30, 2019 and December 31, 2018	1,342	1,210
Additional paid-in capital	3,644,699	3,155,256
Accumulated deficit	(184,373)	(176,018)
Accumulated other comprehensive income (loss)	(19,156)	6,700
Total shareholders' equity of JBG SMITH Properties	3,442,512	2,987,148
Noncontrolling interests in consolidated subsidiaries	346	204
Total equity	3,442,858	2,987,352
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,007,275	$5,997,285

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE
Property rentals	$122,326	$126,591	$241,739	$257,819
Third-party real estate services, including reimbursements	29,487	24,160	57,178	48,490
Other income	8,804	8,696	16,899	16,175
Total revenue	160,617	159,447	315,816	322,484
EXPENSES
Depreciation and amortization	45,995	48,117	94,714	97,277
Property operating	32,113	34,464	64,287	69,622
Real estate taxes	18,266	17,509	35,501	37,119
General and administrative:
Corporate and other	11,559	8,603	23,873	17,017
Third-party real estate services	28,710	21,189	56,776	43,798
Share-based compensation related to Formation Transaction and special equity awards	9,523	9,097	20,654	18,525
Transaction and other costs	2,974	3,787	7,869	8,008
Total expenses	149,140	142,766	303,674	291,366
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate ventures, net	(1,810)	3,836	1,791	1,934
Interest and other income, net	2,052	513	3,003	1,086
Interest expense	(13,107)	(18,027)	(30,281)	(37,284)
Gain on sale of real estate	—	33,396	39,033	33,851
Loss on extinguishment of debt	(1,889)	(4,457)	(1,889)	(4,457)
Reduction of gain on bargain purchase	—	(7,606)	—	(7,606)
Total other income (expense)	(14,754)	7,655	11,657	(12,476)
INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT	(3,277)	24,336	23,799	18,642
Income tax (expense) benefit	(51)	(313)	1,121	595
NET INCOME (LOSS)	(3,328)	24,023	24,920	19,237
Net (income) loss attributable to redeemable noncontrolling interests	288	(3,574)	(3,099)	(2,980)
Net loss attributable to noncontrolling interests	—	125	—	127
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,040)	$20,574	$21,821	$16,384
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.03)	$0.17	$0.16	$0.14
Diluted	$(0.03)	$0.17	$0.16	$0.14
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	131,754	117,955	127,189	117,955
Diluted	131,754	117,955	127,189	117,955

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET INCOME (LOSS)	$(3,328)	$24,023	$24,920	$19,237
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative financial instruments	(16,256)	5,215	(26,952)	19,311
Reclassification of net (income) loss on derivative financial instruments from accumulated other comprehensive income into interest expense	(951)	414	(1,790)	1,449
Other comprehensive income (loss)	(17,207)	5,629	(28,742)	20,760
COMPREHENSIVE INCOME (LOSS)	(20,535)	29,652	(3,822)	39,997
Net (income) loss attributable to redeemable noncontrolling interests	288	(3,574)	(3,099)	(2,980)
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	1,503	(834)	2,886	(2,710)
Net loss attributable to noncontrolling interests	—	125	—	127
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JBG SMITH PROPERTIES	$(18,744)	$25,369	$(4,035)	$34,434

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES Condensed Consolidated Statements of Equity (Unaudited) (In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount
BALANCE AS OF APRIL 1, 2019	122,594	$1,227	$3,150,133	$(151,157)	$(3,452)		$365	$2,997,116
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(3,040)	—		—	(3,040)
Common shares issued	11,500	115	472,665	—	—		—	472,780
Conversion of common limited partnership units to common shares	7	—	316	—	—		—	316
Common shares issued pursuant to Employee Share Purchase Plan ("ESPP")	26	—	834	—	—		—	834
Dividends declared on common shares ($0.225 per common share)	—	—	—	(30,176)	—		—	(30,176)
Distributions to noncontrolling interests	—	—	—	—	—		(19)	(19)
Redeemable noncontrolling interests redemption value adjustment and other comprehensive (income) loss allocation	—	—	20,751	—	1,503		—	22,254
Other comprehensive loss	—	—	—	—	(17,207)		—	(17,207)
BALANCE AS OF JUNE 30, 2019	134,127	$1,342	$3,644,699	$(184,373)	$(19,156)		$346	$3,442,858

BALANCE AS OF APRIL 1, 2018	117,955	$1,180	$3,080,926	$(99,999)	$14,867		$3,722	$3,000,696
Net income (loss) attributable to common shareholders and noncontrolling interests	—	—	—	20,574	—		(125)	20,449
Dividends declared on common shares ($0.225 per common share)	—	—	—	(26,537)	—		—	(26,537)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Redeemable noncontrolling interests redemption value adjustment and other comprehensive (income) loss allocation	—	—	(45,732)	—	(834)	—	—	(46,566)
Other comprehensive income	—	—	—	—	5,629		—	5,629
BALANCE AS OF JUNE 30, 2018	117,955	$1,180	$3,035,194	$(105,962)	$19,662		$3,592	$2,953,666

BALANCE AS OF JANUARY 1, 2019	120,937	$1,210	$3,155,256	$(176,018)	$6,700		$204	$2,987,352
Net income attributable to common shareholders and noncontrolling interests	—	—	—	21,821	—		—	21,821
Common shares issued	11,500	115	472,665	—	—		—	472,780
Conversion of common limited partnership units to common shares	1,664	17	57,301	—	—		—	57,318
Common shares issued pursuant to ESPP	26	—	938	—	—		—	938
Dividends declared on common shares ($0.225 per common share)	—	—	—	(30,176)	—		—	(30,176)
Distributions to noncontrolling interests	—	—	—	—	—		(31)	(31)
Contributions from noncontrolling interests	—	—	—	—	—		173	173
Redeemable noncontrolling interests redemption value adjustment and other comprehensive (income) loss allocation	—	—	(41,461)	—	2,886		—	(38,575)
Other comprehensive loss	—	—	—	—	(28,742)		—	(28,742)
BALANCE AS OF JUNE 30, 2019	134,127	$1,342	$3,644,699	$(184,373)	$(19,156)		$346	$3,442,858

JBG SMITH PROPERTIES Condensed Consolidated Statements of Equity (Unaudited) (In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount
BALANCE AS OF JANUARY 1, 2018	117,955	$1,180	$3,063,625	$(95,809)	$1,612		$4,206	$2,974,814
Net income (loss) attributable to common shareholders and noncontrolling interests	—	—	—	16,384	—		(127)	16,257
Dividends declared on common shares ($0.225 per common share)	—	—	—	(26,537)	—		—	(26,537)
Distributions to noncontrolling interests	—	—	—	—	—	—	(487)	(487)
Redeemable noncontrolling interests redemption value adjustment and other comprehensive (income) loss allocation	—	—	(27,883)	—	(2,710)	—	—	(30,593)
Other comprehensive income	—	—	—	—	20,760		—	20,760
Other	—	—	(548)	—	—		—	(548)
BALANCE AS OF JUNE 30, 2018	117,955	$1,180	$3,035,194	$(105,962)	$19,662		$3,592	$2,953,666

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$24,920	$19,237
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	32,114	27,276
Depreciation and amortization, including amortization of debt issuance costs	97,053	99,312
Deferred rent	(18,342)	(6,265)
Income from unconsolidated real estate ventures, net	(1,791)	(1,934)
Amortization of above- and below-market lease intangibles, net	(272)	143
Amortization of lease incentives	3,789	3,148
Reduction of gain on bargain purchase	—	7,606
Loss on extinguishment of debt	1,889	4,457
Gain on sale of real estate	(39,033)	(33,851)
Net unrealized loss (gain) on derivative financial instruments not designated as cash flow hedges	48	(1,551)
Losses on operating lease receivables	497	1,565
Return on capital from unconsolidated real estate ventures	1,493	5,168
Other non-cash items	271	829
Changes in operating assets and liabilities:
Tenant and other receivables	(6,232)	5,877
Other assets, net	(2,940)	(5,263)
Accounts payable and accrued expenses	(28,513)	(30,213)
Other liabilities, net	(12,168)	(1,996)
Net cash provided by operating activities	52,783	93,545
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(181,007)	(165,718)
Deposits for real estate acquisitions	(8,525)	—
Proceeds from sale of real estate	117,676	232,882
Acquisition of interests in unconsolidated real estate ventures, net of cash acquired	—	(386)
Distributions of capital from unconsolidated real estate ventures	7,557	1,350
Investments in unconsolidated real estate ventures	(4,409)	(16,167)
Other	—	(665)
Net cash (used in) provided by investing activities	(68,708)	51,296
FINANCING ACTIVITIES:
Acquisition of ownership interest in consolidated real estate venture	—	(548)
Finance lease payments	(66)	(52)
Borrowings under mortgages payable	—	41,344
Borrowings under revolving credit facility	—	35,000
Borrowings under unsecured term loans	—	50,000
Repayments of mortgages payable	(480,674)	(170,021)
Repayments of revolving credit facility	—	(115,022)
Debt issuance costs	(515)	—
Proceeds from the issuance of common stock, net of issuance costs	473,527	—
Dividends paid to common shareholders	(69,473)	(53,077)
Distributions to redeemable noncontrolling interests	(9,734)	(9,214)
Contributions from noncontrolling interests	125	—
Distributions to noncontrolling interests	(19)	(120)
Net cash used in financing activities	(86,829)	(221,710)
Net decrease in cash and cash equivalents and restricted cash	(102,754)	(76,869)
Cash and cash equivalents and restricted cash as of the beginning of the period	399,532	338,557
Cash and cash equivalents and restricted cash as of the end of the period	$296,778	$261,688

JBG SMITH PROPERTIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Six Months Ended June 30,
	2019	2018

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AS OF END OF THE PERIOD:
Cash and cash equivalents	$280,349	$239,440
Restricted cash	16,429	22,248
Cash and cash equivalents and restricted cash	$296,778	$261,688

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $14,953 and $9,182 in 2019 and 2018)	$29,179	$31,741
Accrued capital expenditures included in accounts payable and accrued expenses	89,048	60,735
Write-off of fully depreciated assets	26,974	10,973
Deconsolidation of 1900 N Street	—	95,923
Conversion of common limited partnership units to common shares	57,318	—
Initial recognition of operating right-of-use assets	35,318	—
Initial recognition of lease liabilities related to operating right-of-use assets	37,922	—
Cash paid for amounts included in the measurement of lease liabilities for operating leases	3,068	—

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Organization and Basis of Presentation
Organization

JBG SMITH Properties ("JBG SMITH") was organized as a Maryland real estate investment trust ("REIT") on October 27, 2016 for the purpose of receiving, via the spin-off on July 17, 2017 (the "Separation"), substantially all of the assets and liabilities of Vornado Realty Trust's ("Vornado") Washington, D.C. segment. On July 18, 2017, JBG SMITH acquired the management business and certain assets and liabilities (the "JBG Assets") of The JBG Companies ("JBG") (the "Combination"). The Separation and the Combination are collectively referred to as the "Formation Transaction." JBG SMITH is hereinafter referred to as "we," "us," "our" or similar terms. References to "our share" refers to our ownership percentage of consolidated and unconsolidated assets in real estate ventures. Substantially all of our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of June 30, 2019, we, as its sole general partner, controlled JBG SMITH LP and owned 89.8% of its common limited partnership units ("OP Units").
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
As of June 30, 2019, our Operating Portfolio consists of 62 operating assets comprising 46 commercial assets totaling approximately 12.8 million square feet (11.1 million square feet at our share) and 16 multifamily assets totaling 6,321 units (4,537 units at our share). Additionally, we have (i) eight assets under construction comprising four commercial assets totaling approximately 943,000 square feet (821,000 square feet at our share) and four multifamily assets totaling 1,476 units (1,298 units at our share); and (ii) 40 future development assets totaling approximately 21.9 million square feet (18.7 million square feet at our share) of estimated potential development density.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission.
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
References to the financial statements refer to our condensed consolidated financial statements as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018. References to the balance sheets refer to our condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018. References to the statements of operations refer to our condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018. References to the statements of comprehensive income (loss) refer to our condensed consolidated statements of comprehensive income (loss)

for the three and six months ended June 30, 2019 and 2018. References to the statements of cash flows refer to our condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation as follows:

•
Reclassification of parking income totaling $6.6 million and $13.0 million previously included in "Property rentals" for the three and six months ended June 30, 2018 to "Other income" in the statements of operations.

•	Reclassification of tenant reimbursements totaling $8.0 million and $18.9 million for the three and six months ended June 30, 2018 to "Property rentals" in the statements of operations.

•
Reclassification of $4.0 million and $8.3 million of expenses incurred in the operation and management of our properties that were previously included in "General and administrative expense: corporate and other" for the three and six months ended June 30, 2018 to "Property operating expenses" in the statements of operations.

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
Revenue Recognition
We have leases with various tenants across our portfolio of properties, which generate rental income and operating cash flows for our benefit. Through these leases, we provide tenants with the right to control the use of our real estate, which tenants agree to use and control. The right to control our real estate conveys to our tenants substantially all of the economic benefits and the right to direct how and for what purpose the real estate is used throughout the period of use, thereby meeting the definition of a lease. Leases will be classified as either operating, sales-type or direct finance leases based on whether the lease is structured in effect as a financed purchase.
Property rentals revenue includes base rent each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of periodic step-ups in rent and rent abatements under the lease. When a renewal option is included within the lease, we assess whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Further, property rentals revenue includes tenant reimbursements revenue from the recovery of all or a portion of the operating expenses and real estate taxes of the respective assets, which are accrued as variable lease payments in the same periods as the related expenses are incurred. We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and when the leased space is substantially ready for its intended use. In circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of property rentals revenue on a straight-line basis over the term of the lease. Differences between rental revenue recognized and amounts due under the respective lease agreements are recorded as an increase or decrease to "Deferred rent receivable, net" on our balance sheets. Property rentals revenue also includes the amortization or accretion of acquired above-and below-market leases. We periodically evaluate the collectability of amounts due from tenants and recognize an adjustment to property rental revenue for the estimated losses resulting from the inability of tenants to make required payments under lease agreements. Any changes to the provision for lease revenue determined to be not probable of collection are included in "Property rentals" in our statements of operations. We exercise judgment in assessing the probability of collection and consider payment history and current credit status in making this determination.
Third-party real estate services revenue, including reimbursements, is determined in accordance with the terms specific to each arrangement and includes property and asset management fees and transactional fees for leasing, acquisition, development and construction, financing, and legal services. These fees are determined in accordance with the terms specific to each arrangement and are recognized as the related services are performed in accordance with ASU 2014-09, Revenue from Contracts with Customers, ("Topic 606").
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
Recent Accounting Pronouncements
Adoption of Topic 842
We enter into various lease agreements to make our properties available for use by third parties in exchange for cash consideration or to obtain the right to use properties owned by third parties to administer our business operations. We account for these leases under Topic 842, which we adopted as of January 1, 2019 using a modified retrospective approach and by applying the several transitional practical expedients including the Comparatives Under 840 expedient, the Relief Package for existing leases and the Easement expedient for existing easements, but not the Hindsight expedient. The Comparatives Under 840 expedient allows us not to recast our comparative periods in the period of adoption, and the Relief Package and Easement expedients allow us to maintain our historical accounting conclusions on current leases as of the date of adoption with respect to whether a contract contains a lease, what a lease’s classification should be, what initial direct costs are capitalizable and whether a land easement constituted a lease. We made a policy election to forgo recording right-of-use assets and the related lease liabilities for leases with initial terms of 12 months or less.
The adoption of Topic 842 did not result in a material change to our recognition of property rental revenue and did not impact our opening accumulated deficit balance, but resulted in:
(i) the inclusion of tenant reimbursements in "Property rentals" in our statements of operations. Such amounts were previously separately presented as "Tenant reimbursements" in the statements of operations;
(ii) the recognition, as of January 1, 2019, of right-of-use assets totaling $35.3 million in "Other assets, net" and lease liabilities totaling $37.9 million in "Other liabilities, net" in our accompanying balance sheet, associated with our corporate office lease and various ground leases for which we are the lessee. The initial right-of-use assets comprised $37.9 million of lease liabilities, $3.5 million of ground lease deferred rent payable reclassified from "Other liabilities, net" and $767,000 of identified net intangible assets and $140,000 of prepaid expenses both reclassified from "Other assets, net;"
(iii) the inclusion as a deduction to revenue, as of January 1, 2019, of the impact of previously recognized revenue deemed improbable of collection. Such amounts were previously recognized within "Property operating expense" in the statements of operations; and
(iv) the change, as of January 1, 2019, in our capitalization policy for direct leasing costs to include only incremental costs associated with successful leasing arrangements, which would not have been incurred if the leasing arrangements had not been obtained. As a result, we no longer capitalize internal leasing costs, which are now expensed as incurred within "Corporate and other - general and administrative costs" in the statements of operations.
Lessor Accounting
Leases in which we are the lessor provide for the payment of fixed base rents payable monthly as well as reimbursements of real estate taxes, insurance and maintenance costs. The reimbursement of real estate taxes, insurance and maintenance costs, which vary each period, are non-lease components that are not the predominant activity within the contract. We have elected a practical expedient which allows us to combine certain lease and non-lease components of our operating leases. Non-lease components are recognized together with fixed base rent in "Property rentals", as variable lease income in the same periods as the related expenses are incurred. Certain commercial leases may also provide for the payment by the lessee of additional rents based on a percentage of sales, which are recorded as variable lease income in the period the additional rents are earned.

The following is a summary of revenue from our non-cancellable leases included in the statements of operations:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In thousands)
Property rentals:
Fixed	$114,140	$227,730
Variable	8,186	14,009
Total	$122,326	$241,739

As of June 30, 2019, the undiscounted cash flows to be received from lease payments under our operating leases on an annual basis for the next five years and thereafter are as follows:

Year ending December 31,	Amount
(In thousands)
2019 (1)	$186,405
2020	346,437
2021	300,307
2022	269,999
2023	229,962
2024	202,124
Thereafter	1,065,130

______________

(1)	Amount is for the remainder of 2019.
As of December 31, 2018, future base rental revenue under our non-cancellable operating leases, as determined under Topic 840, were as follows:

Year ending December 31,	Amount
(In thousands)
2019	$377,427
2020	321,205
2021	287,463
2022	256,352
2023	215,203
Thereafter	1,188,767

Lessee Accounting
We are obligated under non-cancellable operating leases, including ground leases on certain of our properties through 2061 and our corporate office leases. When a renewal option is included within a lease, we assess whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Lease payments associated with renewal periods that we are reasonably certain will be exercised are included in the measurement of the corresponding lease liability and right-of-use asset. Rent expense for our operating leases is recognized on a straight-line basis over the expected lease term and is included in our statements of operations in either "Property operating expense" or "General and administrative expense: corporate and other" depending on the nature of the lease. Further, we are also obligated under a non-cancellable ground lease, which we classify as a finance lease. Because ownership of the land associated with our finance lease is reasonably certain to transfer to us upon the conclusion of the lease, we recorded $16.0 million to "Land and improvements" on our balance sheet when the lease commenced in 2017.

Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, market rates or our share of expenditures of the leased premises. Such variable payments are recognized in rent expense in the period in which the variability is determined. Certain lease agreements may also include various non-lease components that primarily relate to property operating expenses associated with our office leases, which also vary each period. We have elected the practical expedient which allows us not to separate lease and non-lease components for our ground and office leases and recognize variable non-lease components in rent expense when incurred.
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
As of June 30, 2019, the weighted average discount rate used in calculating lease liabilities for our active operating and finance leases were 5.2% and 5.8%, which have weighted average remaining lease terms of 20.4 years and 7.5 years.
As of June 30, 2019, future minimum lease payments under our non-cancellable operating and finance leases are as follows:

Year ending December 31,	Operating	Finance
	(In thousands)
2019 (1)	$3,134	$530
2020	6,272	1,073
2021	6,201	1,095
2022	5,257	1,117
2023	2,000	1,139
2024	2,061	1,162
Thereafter	36,579	15,977
Total future minimum lease payments	61,504	22,093
Imputed interest	(25,839)	(6,455)
Total (2)	$35,665	$15,638
______________

(1)	Amounts are for the remainder of 2019.

(2)
The total for operating leases of $35.7 million corresponds to lease liabilities related to operating right-of-use assets and the total for finance leases of $15.6 million represents our finance lease liability, both of which are included in "Other liabilities, net" as of June 30, 2019. See Note 8 for additional information.

As of December 31, 2018, future minimum rental payments under our non-cancellable operating leases, capital leases and lease assumption liabilities, as determined under Topic 840, were as follows:

Year ending December 31,	Amount
(In thousands)
2019	$13,991
2020	13,710
2021	13,395
2022	12,554
2023	9,489
Thereafter	55,780
Total	$118,919

For the three and six months ended June 30, 2019, we incurred $565,000 and $1.2 million of fixed operating and finance lease costs and $436,000 and $910,000 of variable operating lease costs.

3.    Acquisition, Disposition and Assets Held for Sale
Acquisition
In February 2019, we entered into a contract to purchase a stabilized multifamily asset located in Washington, D.C., which we intend to use as a replacement property in a 1031 like-kind exchange for the expected proceeds from the sale of other planned dispositions.
Disposition
The following is a summary of disposition activity for the six months ended June 30, 2019:

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

Assets Held for Sale

As of June 30, 2019 and December 31, 2018, we had certain real estate properties that were classified as held for sale. The amounts included in "Assets held for sale" in our balance sheets primarily represent the carrying value of real estate. The following is a summary of assets held for sale:

Assets	Segment	Location	Total Square Feet	Assets Held for Sale	Liabilities Related to Assets Held for Sale
				(In thousands)
June 30, 2019
Pen Place (1)	Other	Arlington, Virginia	—	$73,888	$—
Metropolitan 6, 7 and 8 (1)	Other	Arlington, Virginia	—	94,543	—
			—	$168,431	$—

December 31, 2018
Commerce Executive / Commerce Metro Land (2)	Commercial	Reston, Virginia	388,562	$78,981	$3,717
_______________

(1)
In March 2019, we entered into agreements for the sale of Pen Place and Metropolitan 6, 7 and 8, future development assets having an aggregate estimated potential development density of up to approximately 4.1 million square feet, for approximately $293.9 million, subject to customary closing conditions.

(2)	As noted above, we sold Commerce Executive/Commerce Metro Land in February 2019.

4.    Investments in Unconsolidated Real Estate Ventures
The following is a summary of the composition of our investments in unconsolidated real estate ventures:

Real Estate Venture Partners	Ownership Interest (1)	June 30, 2019	December 31, 2018
		(In thousands)
CPPIB	55.0% - 59.9%	$99,154	$97,521
Landmark	1.8% - 49.0%	80,363	84,320
CBREI Venture	5.0% - 64.0%	70,609	73,776
Berkshire Group	50.0%	45,619	43,937
Brandywine	30.0%	13,989	13,777
CIM Group and Pacific Life Insurance Company	16.7%	9,729	9,339
Other		293	208
Total investments in unconsolidated real estate ventures		$319,756	$322,878
_______________

(1)	Ownership interests as of June 30, 2019. We have multiple investments with certain venture partners with varying ownership interests.

As of June 30, 2019 and December 31, 2018, we have a zero investment balance in the real estate venture that owns 1101 17th Street and suspended the equity method of accounting as of June 30, 2018. We will recognize as income any future distributions from the venture until our share of unrecorded earnings and contributions exceed the cumulative excess distributions previously recognized in income. During the six months ended June 30, 2019, we recognized income of $6.4 million related to distributions from this venture, which is included in "Income from unconsolidated real estate ventures, net" in our statement of operations. During the three and six months ended June 30, 2018, we recognized the $5.4 million of negative investment balance as income within "Income from unconsolidated real estate ventures, net" in our statements of operations as a result of the venture refinancing a mortgage loan payable collateralized by the property and eliminating certain principal guaranty provisions that had been included in the prior loan.

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted Average Effective Interest Rate (1)	June 30, 2019	December 31, 2018
		(In thousands)
Variable rate (2)	4.86%	$622,332	$461,704
Fixed rate (3)	3.95%	535,209	665,662
Unconsolidated real estate ventures - mortgages payable		1,157,541	1,127,366
Unamortized deferred financing costs		(1,945)	(1,998)
Unconsolidated real estate ventures - mortgages payable, net (4)		$1,155,596	$1,125,368
______________

(1)	Weighted average effective interest rate as of June 30, 2019.

(2)	Includes variable rate mortgages payable with interest rate cap agreements.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

(4)	See Note 15 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of the financial information for our unconsolidated real estate ventures:

	June 30, 2019	December 31, 2018
Combined balance sheet information:	(In thousands)
Real estate, net	$2,086,486	$2,050,985
Other assets, net (1)	196,752	169,264
Total assets	$2,283,238	$2,220,249

Borrowings, net	$1,155,596	$1,125,368
Other liabilities, net (1)	147,263	94,845
Total liabilities	1,302,859	1,220,213
Total equity	980,379	1,000,036
Total liabilities and equity	$2,283,238	$2,220,249
______________

(1)
On January 1, 2019, our unconsolidated real estate ventures adopted Topic 842, which required the ventures to record operating right-of-use assets totaling $52.4 million and related lease liabilities totaling $44.1 million.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Combined income statement information:	(In thousands)
Total revenue	$74,796	$87,518	$134,787	$160,691
Operating income	10,542	12,484	10,109	16,858
Net loss	(1,460)	(514)	(16,687)	(5,189)

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

Unconsolidated VIEs
As of June 30, 2019 and December 31, 2018, we have interests in entities deemed to be VIEs that are in the development stage and do not hold sufficient equity at risk or conduct substantially all their operations on behalf of an investor with disproportionately few voting rights. Although we are engaged to act as the managing partner in charge of day-to-day operations of these investees, we are not the primary beneficiary of these VIEs as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE’s performance. We account for our investment in these entities under the equity method. As of June 30, 2019 and December 31, 2018, the net carrying amounts of our investment in these entities were $225.3 million and $232.8 million, which are included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs is included in "Income from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees. See Note 15 for additional information.

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
In conjunction with the acquisition of Potomac Yard Land Bay H located in Alexandria, Virginia in December 2018, we entered into a reverse Code Section 1031 like-kind exchange agreement with a third-party intermediary. Until the earlier of the termination of the exchange agreement or 180 days after the acquisition date, the third-party intermediary was the legal owner of the entity that owned this property. The agreement that governed the operations of this entity provided us with the power to direct the activities that most significantly impacted the entity's economic performance. This entity was deemed a VIE as of December 31, 2018 primarily because it may not have had sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. We determined we were the primary beneficiary of the VIE as a result of having the power to direct the activities that most significantly impact its economic performance and the obligation to absorb losses, as well as the right to receive benefits, that could be potentially significant to the VIE. Accordingly, we consolidated the property and its operations as of the acquisition date. Legal ownership of this entity was transferred to us by the third-party intermediary after the sale of Commerce Executive/Commerce Metro Land in February 2019.

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

As of June 30, 2019, excluding the operating partnership, we consolidated one VIE with total assets and liabilities of $97.8 million and $9.5 million. As of December 31, 2018, excluding the operating partnership, we consolidated two VIEs with total assets and liabilities of $94.8 million and $43.4 million.

6.    Other Assets, Net
The following is a summary of other assets, net:

	June 30, 2019	December 31, 2018
	(In thousands)
Deferred leasing costs, net	$141,894	$129,601
Lease intangible assets, net	29,079	34,390
Other identified intangible assets, net	51,832	55,469
Operating right-of-use assets, net (1)	32,949	—
Prepaid expenses	9,190	6,482
Deferred financing costs on credit facility, net	3,881	4,806
Deposits	11,104	3,633
Derivative agreements, at fair value	79	10,383
Other	16,908	20,230
Total other assets, net	$296,916	$264,994

______________

(1)	Related to our adoption of Topic 842 on January 1, 2019. See Note 2 for additional information.

7.    Debt
Mortgages Payable
The following is a summary of mortgages payable:

	Weighted Average Effective Interest Rate (1)	June 30, 2019	December 31, 2018
		(In thousands)
Variable rate (2)	4.05%	$14,000	$308,918
Fixed rate (3)	4.20%	1,349,977	1,535,734
Mortgages payable		1,363,977	1,844,652
Unamortized deferred financing costs and premium/ discount, net		(3,510)	(6,271)
Mortgages payable, net		$1,360,467	$1,838,381
__________________________

(1)	Weighted average effective interest rate as of June 30, 2019.

(2)	Includes a variable rate mortgage payable with an interest rate cap agreement as of December 31, 2018.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
As of June 30, 2019 and December 31, 2018, the net carrying value of real estate collateralizing our mortgages payable, excluding assets held for sale, totaled $1.8 billion and $2.3 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain of our mortgage loans are recourse to us. See Note 15 for additional information.
During the six months ended June 30, 2019, we repaid mortgages payable with an aggregate principal balance of $475.1 million, which resulted in losses on the extinguishment of debt of $1.9 million during the three and six months ended June 30, 2019.
As of June 30, 2019 and December 31, 2018, we had various interest rate swap and cap agreements with an aggregate notional value of $1.1 billion and $1.3 billion on certain of our mortgages payable. See Note 13 for additional information.
Credit Facility
We have a $1.4 billion credit facility, consisting of a $1.0 billion revolving credit facility maturing in July 2021, with two six-month extension options, a delayed draw $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023, and a delayed draw $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. Effective as of July 17, 2019, the credit facility was amended to extend the delayed draw period of our Tranche A-1 Term Loan to July 2020 and to reduce the applicable interest rate of the Tranche A-2 Term Loan by 40 basis points, to LIBOR plus 1.15% from LIBOR plus 1.55%.
As of June 30, 2019 and December 31, 2018, we had interest rate swaps with an aggregate notional value of $100.0 million, which effectively convert the variable interest rate applicable to our Tranche A-1 Term Loan to a fixed interest rate. As of June 30, 2019, we had interest rate swaps with an aggregate notional value of $137.6 million, which effectively convert the variable interest rate applicable to a portion of the outstanding balance of our Tranche A-2 Term Loan to a fixed interest rate.
The following is a summary of amounts outstanding under the credit facility:

	Interest Rate (1)	June 30, 2019	December 31, 2018
		(In thousands)
Revolving credit facility (2) (3) (4)	3.50%	$—	$—

Tranche A-1 Term Loan (5)	3.32%	$100,000	$100,000
Tranche A-2 Term Loan (5)	4.34%	200,000	200,000
Unsecured term loans		300,000	300,000
Unamortized deferred financing costs, net		(3,048)	(2,871)
Unsecured term loans, net		$296,952	$297,129

__________________________

(1)	Interest rate as of June 30, 2019.

(2)	As of June 30, 2019 and December 31, 2018, letters of credit with an aggregate face amount of $5.8 million and $5.7 million were provided under our revolving credit facility.

(3)	As of June 30, 2019 and December 31, 2018, net deferred financing costs related to our revolving credit facility totaling $3.9 million and $4.8 million were included in "Other assets, net."

(4)	The interest rate for the revolving credit facility excludes a 0.15% facility fee.

(5)	The interest rate includes the impact of interest rate swap agreements.

8.    Other Liabilities, Net
The following is a summary of other liabilities, net:

	June 30, 2019	December 31, 2018
	(In thousands)
Lease intangible liabilities, net	12,997	14,098
Prepaid rent	18,748	21,998
Lease assumption liabilities	22,600	23,105
Lease incentive liabilities	24,688	9,317
Lease liabilities related to operating right-of-use assets (1)	35,665	—
Finance lease liability	15,638	15,704
Security deposits	17,539	17,696
Environmental liabilities	17,898	17,898
Ground lease deferred rent payable (2)	—	3,510
Deferred tax liability	5,820	6,878
Dividends payable	—	45,193
Derivative agreements, at fair value	20,628	1,723
Other	417	4,486
Total other liabilities, net	$192,638	$181,606

__________________________

(1)	Related to our adoption of Topic 842 on January 1, 2019. See Note 2 for additional information.

(2)
In connection with our adoption of Topic 842 on January 1, 2019, the ground lease deferred rent payable balance as of December 31, 2018 was included in the initial determination of the operating right-of-use assets. See Note 2 for additional information.

9.    Redeemable Noncontrolling Interests
JBG SMITH LP
A portion of the OP Units held by persons other than JBG SMITH became redeemable for cash or, at our election, our common shares beginning on August 1, 2018, subject to certain limitations. During the six months ended June 30, 2019, unitholders redeemed 1.7 million OP Units, which we elected to redeem for an equivalent number of our common shares. As of June 30, 2019, outstanding OP Units totaled 15.2 million, representing a 10.2% ownership interest in JBG SMITH LP. On our balance sheets, our vested or outstanding redeemable noncontrolling interests are presented at the higher of their redemption value at the end of each reporting period or their carrying value, with such adjustments recognized in "Additional paid-in capital." Redemption value per OP Unit is equivalent to the market value of one of our common shares at the end of the period.
Consolidated Real Estate Venture
We are a partner in a real estate venture that owns an under construction multifamily asset located at 965 Florida Avenue in Washington, D.C. Pursuant to the terms of the real estate venture agreement, we will fund all capital contributions until our ownership interest reaches a maximum of 97.0%. Our partner can redeem its interest for cash two years after delivery, but no later than seven years subsequent to delivery. As of June 30, 2019, we held a 93.1% ownership interest in the real estate venture.

Below is a summary of the activity of redeemable noncontrolling interests:

	Three Months Ended June 30,
	2019			2018
	JBG SMITH LP	Consolidated Real Estate Venture	Total	JBG SMITH LP	Consolidated Real Estate Venture	Total
	(In thousands)
Balance as of beginning of period	$578,781	$5,982	$584,763	$600,094	$5,410	$605,504
OP Unit redemptions	(316)	—	(316)	—	—	—
Long-term incentive partnership units ("LTIP Units") issued in lieu of cash bonuses (1)	818	—	818	—	—	—
Net income (loss) attributable to redeemable noncontrolling interests	(292)	4	(288)	3,577	(3)	3,574
Other comprehensive income (loss)	(1,503)	—	(1,503)	834	—	834
Contributions (distributions)	(3,838)	—	(3,838)	(4,657)	500	(4,157)
Share-based compensation expense	15,343	—	15,343	14,136	—	14,136
Adjustment to redemption value	(20,751)	—	(20,751)	45,732	—	45,732
Balance as of end of period	$568,242	$5,986	$574,228	$659,716	$5,907	$665,623

	Six Months Ended June 30,
	2019			2018
	JBG SMITH LP	Consolidated Real Estate Venture	Total	JBG SMITH LP	Consolidated Real Estate Venture	Total
	(In thousands)
Balance as of beginning of period	$552,159	$5,981	$558,140	$603,717	$5,412	$609,129
OP Unit redemptions	(57,318)	—	(57,318)	—	—	—
LTIP Units issued in lieu of cash bonuses (1)	3,954	—	3,954	—	—	—
Net income (loss) attributable to redeemable noncontrolling interests	3,094	5	3,099	2,985	(5)	2,980
Other comprehensive income (loss)	(2,886)	—	(2,886)	2,710	—	2,710
Contributions (distributions)	(3,838)	—	(3,838)	(4,657)	500	(4,157)
Share-based compensation expense	31,616	—	31,616	27,078	—	27,078
Adjustment to redemption value	41,461	—	41,461	27,883	—	27,883
Balance as of end of period	$568,242	$5,986	$574,228	$659,716	$5,907	$665,623

__________________________

(1)	See Note 10 for additional information.

10.     Share-Based Payments and Employee Benefits

LTIP and Time-Based LTIP Units
During the six months ended June 30, 2019, we granted 351,982 LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") to management and other employees with a weighted average grant-date fair value of $34.26 per unit that vest primarily over four years, 25.0% per year, subject to continued employment. Compensation expense for these units is being recognized primarily over a four-year period. The aggregate grant-date fair value of these Time-Based LTIP Units granted during the six months ended June 30, 2019 was $12.1 million valued using Monte Carlo simulations.

During the six months ended June 30, 2019, we granted 91,636 of fully vested LTIP Units, with a grant-date fair value of $34.21 per unit, to certain executives who elected to receive all or a portion of their cash bonus paid in 2019, related to 2018 service, as LTIP Units. Compensation expense totaling $3.1 million for these LTIP Units was recognized in 2018.

In May 2019, as part of their annual compensation, we granted a total of 50,159 fully vested LTIP Units to certain of our trustees with an aggregate grant-date fair value of $1.8 million.
The significant assumptions used to value LTIP and Time-Based LTIP Units included:

Expected volatility	18.0% to 24.0%
Risk-free interest rate	2.3% to 2.6%
Post-grant restriction periods	2 to 3 years
Performance-Based LTIP Units
During the six months ended June 30, 2019, we granted 478,411 LTIP Units with performance-based vesting requirements ("Performance-Based LTIP Units") to management and other employees with a weighted average grant-date fair value of $19.49 per unit. Our Performance-Based LTIP Units have a three-year performance period. Fifty percent of any Performance-Based LTIP Units that are earned vest at the end of the three-year performance period and the remaining 50% on the fourth anniversary of the date of grant, subject to continued employment.
The aggregate grant-date fair value of the Performance-Based LTIP Units granted during the six months ended June 30, 2019 was $9.3 million valued using Monte Carlo simulations. Compensation expense for the Performance-Based LTIP Units is being recognized over a four-year period. The significant assumptions used to value the Performance-Based LTIP Units included:

Expected volatility	19.0% to 23.0%
Dividend yield	2.3% to 2.5%
Risk-free interest rate	2.3% to 2.6%
ESPP
Pursuant to the ESPP, employees purchased 25,575 common shares for $747,000 during the six months ended June 30, 2019. The significant assumptions used to value the ESPP common shares using the Black-Scholes model included expected volatility (28.0%), dividend yield (2.6%), risk-free interest rate (2.4%) and expected life (six months).

Share-Based Compensation Expense

Share-based compensation expense is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Time-Based LTIP Units	$2,840	$2,895	$5,774	$5,252
Performance-Based LTIP Units	1,980	1,350	4,188	2,507
LTIP Units	1,000	794	1,000	794
Other equity awards (1)	981	920	2,040	1,704
Share-based compensation expense - other	6,801	5,959	13,002	10,257
Formation Awards	1,229	1,239	2,889	2,817
OP Units (2)	6,813	7,788	14,744	15,569
LTIP Units (2)	115	70	223	139
Special Performance-Based LTIP Units (3)	640	—	1,284	—
Special Time-Based LTIP Units (3)	726	—	1,514	—
Share-based compensation related to Formation Transaction and special equity awards (4)	9,523	9,097	20,654	18,525
Total share-based compensation expense	16,324	15,056	33,656	28,782
Less amount capitalized	(799)	(879)	(1,542)	(1,506)
Share-based compensation expense	$15,525	$14,177	$32,114	$27,276

______________________________________________

(1)
Includes compensation expense for certain executives who have elected to receive all or a portion of any cash bonus that may be paid in the subsequent year related to past service in the form of fully vested LTIP Units and expense related to our employee share purchase plan.

(2)	Represents share-based compensation expense for LTIP Units and OP Units subject to post-Combination employment obligations.

(3)	Represents equity awards issued related to our successful pursuit of Amazon's additional headquarters in Northern Virginia.

(4)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in the accompanying statements of operations.

As of June 30, 2019, we had $109.2 million of total unrecognized compensation expense related to unvested share-based payment arrangements. This expense is expected to be recognized over a weighted average period of 2.5 years.

11.     Interest Expense

The following is a summary of interest expense included in the statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Interest expense	$20,431	$21,884	$43,308	$45,559
Amortization of deferred financing costs	714	1,241	1,878	2,458
Net unrealized loss (gain) on derivative financial instruments not designated as cash flow hedges	—	(432)	48	(1,551)
Capitalized interest	(8,038)	(4,666)	(14,953)	(9,182)
Interest expense	$13,107	$18,027	$30,281	$37,284

12.     Shareholders' Equity and Earnings (Loss) Per Common Share

Shareholders' Equity
In April 2019, we closed an underwritten public offering of 11.5 million common shares (including 1.5 million common shares related to the exercise of the underwriters' option to cover overallotments) at $42.00 per share, which generated net proceeds, after deducting the underwriting discounts and commissions and other offering expenses, of $472.8 million. We intend to use the net proceeds to fund development opportunities and for general corporate purposes.

Earnings (Loss) Per Common Share
The following summarizes the calculation of basic and diluted earnings (loss) per common share and provides a reconciliation of the amounts of net income (loss) available to common shareholders used in calculating basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Net income (loss)	$(3,328)	$24,023	$24,920	$19,237
Net (income) loss attributable to redeemable noncontrolling interests	288	(3,574)	(3,099)	(2,980)
Net loss attributable to noncontrolling interests	—	125	—	127
Net income (loss) attributable to common shareholders	(3,040)	20,574	21,821	16,384
Distributions to participating securities	(996)	(218)	(996)	(361)
Net income (loss) available to common shareholders — basic and diluted	$(4,036)	$20,356	$20,825	$16,023

Weighted average number of common shares outstanding — basic and diluted	131,754	117,955	127,189	117,955

Earnings (loss) per common share:
Basic	$(0.03)	$0.17	$0.16	$0.14
Diluted	$(0.03)	$0.17	$0.16	$0.14

The effect of the redemption of OP Units and Time-Based LTIP Units that were outstanding as of June 30, 2019 and 2018 is excluded in the computation of diluted earnings per common share, as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings per share). Since OP Units and Time-Based LTIP Units, which are held by noncontrolling interests, are attributed gains and losses at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average OP Unit and Time-Based LTIP Unit impact are excluded from net income (loss) available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted earnings (loss) per common share. Performance-Based LTIP Units, Special Performance-Based LTIP Units and Formation Awards, which totaled 4.7 million for the three and six months ended June 30, 2019 and 3.9 million and 3.8 million for the three and six months ended June 30, 2018, were excluded from the calculation of diluted earnings per common share as they were antidilutive, but potentially could be dilutive in the future.

13.    Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.
As of June 30, 2019 and December 31, 2018, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized (loss) gain on our derivative financial instruments designated as cash flow hedges was $(20.4) million and $8.3 million as of June 30, 2019 and December 31, 2018 and was recorded in "Accumulated other comprehensive income" in the balance sheet, of which a portion was reclassified to "Redeemable noncontrolling interests" as of June 30, 2019 and December 31, 2018. Within the next 12 months, we expect to reclassify $4.1 million as an increase to interest expense. The net unrealized (loss) gain on our derivative financial instruments not designated as cash flow hedges was $0 and $(48,000) for the three and six months ended June 30, 2019 and $432,000 and $1.6 million for the three and six months ended June 30, 2018, and is recorded in "Interest expense" in our statements of operations and "Net unrealized gain on derivative financial instruments not designated as cash flow hedges" in our statements of cash flows.
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
The following are assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
June 30, 2019	(In thousands)
Derivative financial instruments designated as cash flow hedges:
Classified as assets in "Other assets, net"	$77	$—	$77	$—
Classified as liabilities in "Other liabilities, net"	20,628	—	20,628	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	2	—	2	—

December 31, 2018
Derivative financial instruments designated as cash flow hedges:
Classified as assets in "Other assets, net"	$7,913	$—	$7,913	$—
Classified as liabilities in "Other liabilities, net"	1,723	—	1,723	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	2,470	—	2,470	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2019 and December 31, 2018, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains and losses included in "Other comprehensive income (loss)'' in our statements of comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 were attributable to the net change in unrealized gains or losses related to the interest rate swaps that were outstanding during those periods, none of which were reported in our statements of operations as the interest rate swaps were documented and qualified as hedging instruments.

Financial Assets and Liabilities Not Measured at Fair Value
As of June 30, 2019 and December 31, 2018, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	June 30, 2019		December 31, 2018
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial liabilities:
Mortgages payable	$1,363,977	$1,402,515	$1,844,652	$1,870,078
Unsecured term loans	300,000	300,908	300,000	300,727

______________________________________
(1) The carrying amount consists of principal only.

The fair value of the mortgages payable and unsecured term loans was determined using Level 2 inputs of the fair value hierarchy.

14.    Segment Information

We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. As of December 31, 2018, we redefined our reportable segments to be aligned with our new method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker ("CODM"), makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we aggregate our operating segments into three reportable segments (commercial, multifamily, and third-party asset management and real estate services) based on the economic characteristics and nature of our assets and services. To conform to the current period presentation, we have reclassified the prior period segment financial data for certain properties that had been classified as part of other to the commercial and multifamily segments, and the elimination of intersegment activity has been included as part of other for the three and six months ended June 30, 2018. The commercial segment was previously referred to as the office segment.

The CODM measures and evaluates the performance of our operating segments, with the exception of the third-party asset management and real estate services business, based on the net operating income ("NOI") of properties within each segment. NOI includes property rental revenue and other property operating income, and deducts property operating expenses and real estate taxes.

With respect to the third-party asset management and real estate services business, the CODM reviews revenues streams generated by this segment ("Third-party real estate services, including reimbursements"), as well as the expenses attributable to the segment ("General and administrative: third-party real estate services"), which are disclosed separately in the statements of operations. Management company assets primarily consist of management and leasing contracts with a net book value of $35.1 million and $38.6 million and are classified in "Other assets, net" in the balance sheets as of June 30, 2019 and December 31, 2018. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

The following table reflects the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income (loss) attributable to common shareholders	$(3,040)	$20,574	$21,821	$16,384
Add:
Depreciation and amortization expense	45,995	48,117	94,714	97,277
General and administrative expense:
Corporate and other	11,559	8,603	23,873	17,017
Third-party real estate services	28,710	21,189	56,776	43,798
Share-based compensation related to Formation Transaction and special equity awards	9,523	9,097	20,654	18,525
Transaction and other costs	2,974	3,787	7,869	8,008
Interest expense	13,107	18,027	30,281	37,284
Loss on extinguishment of debt	1,889	4,457	1,889	4,457
Reduction of gain on bargain purchase	—	7,606	—	7,606
Income tax expense (benefit)	51	313	(1,121)	(595)
Net income (loss) attributable to redeemable noncontrolling interests	(288)	3,574	3,099	2,980
Less:
Third-party real estate services, including reimbursements	29,487	24,160	57,178	48,490
Other income (1)	2,114	2,080	3,755	3,196
Income (loss) from unconsolidated real estate ventures, net	(1,810)	3,836	1,791	1,934
Interest and other income, net	2,052	513	3,003	1,086
Gain on sale of real estate	—	33,396	39,033	33,851
Net loss attributable to noncontrolling interests	—	125	—	127
Consolidated NOI	$78,637	$81,234	$155,095	$164,057
__________________________

(1)	Excludes parking income of $6.7 million and $6.6 million for the three months ended June 30, 2019 and 2018, and $13.1 million and $13.0 million for the six months ended June 30, 2019 and 2018.

Below is a summary of NOI by segment. Items classified in the Other column include future development assets, corporate entities and the elimination of intersegment activity.

	Three Months Ended June 30, 2019
	Commercial	Multifamily	Other		Total
	(In thousands)
Property rentals revenue	$94,626	$28,873	$(1,173)		$122,326
Other property operating income	6,600	90	—		6,690
Total property revenue	101,226	28,963	(1,173)		129,016
Property expense:				—
Property operating	26,409	8,204	(2,500)		32,113
Real estate taxes	12,739	4,143	1,384		18,266
Total property expense	39,148	12,347	(1,116)		50,379
Consolidated NOI	$62,078	$16,616	$(57)		$78,637

	Three Months Ended June 30, 2018
	Commercial	Multifamily	Other	Total
	(In thousands)
Property rentals revenue	$100,167	$26,649	$(225)	$126,591
Other property operating income	6,492	97	27	6,616
Total property revenue	106,659	26,746	(198)	133,207
Property expense:
Property operating	27,143	7,695	(374)	34,464
Real estate taxes	12,217	3,615	1,677	17,509
Total property expense	39,360	11,310	1,303	51,973
Consolidated NOI	$67,299	$15,436	$(1,501)	$81,234

	Six Months Ended June 30, 2019
	Commercial	Multifamily	Other		Total
	(In thousands)
Property rentals revenue	$190,873	$57,123	$(6,257)		$241,739
Other property operating income	12,974	170	—		13,144
Total property revenue	203,847	57,293	(6,257)		254,883
Property expense:				—
Property operating	56,889	16,172	(8,774)		64,287
Real estate taxes	25,252	7,692	2,557		35,501
Total property expense	82,141	23,864	(6,217)		99,788
Consolidated NOI	$121,706	$33,429	$(40)		$155,095

	Six Months Ended June 30, 2018
	Commercial	Multifamily	Other	Total
	(In thousands)
Property rentals revenue	$205,747	$52,540	$(468)	$257,819
Other property operating income	12,736	187	56	12,979
Total property revenue	218,483	52,727	(412)	270,798
Property expense:
Property operating	56,047	14,980	(1,405)	69,622
Real estate taxes	26,998	7,163	2,958	37,119
Total property expense	83,045	22,143	1,553	106,741
Consolidated NOI	$135,438	$30,584	$(1,965)	$164,057

The following is a summary of certain balance sheet data by segment:

	Commercial	Multifamily	Other	Total
June 30, 2019	(In thousands)
Real estate, at cost	$3,686,168	$1,761,400	$357,063	$5,804,631
Investments in unconsolidated real estate ventures	173,520	109,067	37,169	319,756
Total assets (1)	3,514,669	1,623,016	869,590	6,007,275
December 31, 2018
Real estate, at cost	$3,634,472	$1,656,974	$501,288	$5,792,734
Investments in unconsolidated real estate ventures	177,173	109,232	36,473	322,878
Total assets (1)	3,707,255	1,528,177	761,853	5,997,285
__________________________

(1)	Includes assets held for sale. See Note 3 for additional information.

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
Our debt, consisting of mortgage loans secured by our properties, revolving credit facility and unsecured term loans, contains customary covenants requiring adequate insurance coverage. Although we believe that we currently have adequate insurance coverage, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. If lenders insist on greater coverage than we are able to obtain, it could adversely affect the ability to finance or refinance our properties.
Construction Commitments
As of June 30, 2019, we have construction in progress that will require an additional $362.8 million to complete ($307.2 million related to our consolidated entities and $55.6 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, issuance and sale of equity securities and available cash.
Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities total $17.9 million as of June 30, 2019 and December 31, 2018, and primarily relate to a liability to remediate pre-existing environmental matters at Potomac Yard Land Bay H, which was acquired in December 2018.

Other
There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (1) guarantee portions of the principal, interest and other amounts in connection with borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings and (3) provide guarantees to lenders and other third parties for the completion of development projects. We customarily have agreements with our outside partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. Amounts that may be required to be paid in future periods in relation to budget overruns or operating losses that are also included in some of our guarantees are not estimable. Guarantees (excluding environmental) terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. At times, we have agreements with our outside partners whereby we agree to reimburse our partner for their share of any payments made by them under certain guarantees. As of June 30, 2019, we had no principal payment guarantees for our unconsolidated real estate ventures.
We also may guarantee portions of the principal, interest and other amounts in connection with the borrowings of our consolidated entities. As of June 30, 2019, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.
As of June 30, 2019, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $47.3 million.
In connection with the Formation Transaction, we have an agreement with Vornado regarding tax matters (the "Tax Matters Agreement") that provides special rules that allocate tax liabilities if the distribution of JBG SMITH shares by Vornado, together with certain related transactions, is determined not to be tax-free. Under the Tax Matters Agreement, we may be required to indemnify Vornado against any taxes and related amounts and costs resulting from a violation by us of the Tax Matters Agreement.

16.	Transactions with Vornado and Related Parties
Transactions with Vornado
In connection with the Formation Transaction, we entered into an agreement with Vornado under which Vornado provided operational support for a period that ended July 18, 2019. These services included information technology, financial reporting and payroll services. The charges for these services were based on an hourly or per transaction fee arrangement including reimbursement for overhead and out-of-pocket expenses totaling $1.1 million and $2.3 million for the three and six months ended June 30, 2018. The charges for these services in 2019 were de minimis.
Pursuant to agreements, we are providing Vornado with leasing and property management services for certain of its assets that were not part of the Separation. The total revenue related to these services were $489,000 and $977,000 for the three and six months ended June 30, 2019, and $444,000 and $1.0 million for the three and six months ended June 30, 2018. We believe that the terms of these agreements are comparable to those that would have been negotiated based on market rates.
We have agreements with Building Maintenance Services ("BMS"), a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our properties. We paid BMS $5.4 million and $10.6 million for the three and six months ended June 30, 2019, and $6.1 million and $10.1 million during the three and six months ended June 30, 2018, which are included in "Property operating expenses" in our statements of operations.
In connection with the Formation Transaction, we have a Tax Matters Agreement with Vornado. See Note 15 for additional information.
Transactions with JBG Legacy Funds and the Washington Housing Initiative ("WHI")
Our third-party asset management and real estate services business provides fee-based real estate services to third parties, the JBG Legacy Funds and the WHI. We provide services for the benefit of the JBG Legacy Funds that own interests in the assets retained by the JBG Legacy Funds. In connection with the contribution of the JBG Assets to us, it was determined that the general partner and managing member interests in the JBG Legacy Funds that were held by former JBG executives (and who became members of our management team and/or Board of Trustees) would not be transferred to us and remain under the control of these individuals. In addition, certain members of our senior management and Board of Trustees have an ownership interest in the JBG Legacy Funds and own carried interests in each fund and in certain of our real estate ventures that entitles them to receive additional compensation if the fund or real estate venture achieves certain return thresholds. The WHI was launched by us and the Federal

City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. During the second quarter of 2019, the WHI Impact Pool ("Impact Pool") completed its initial closing of capital commitments totaling $78.0 million, which included a commitment from us of $7.6 million. We are the third-party manager for the Impact Pool, which is the social impact investment vehicle of the WHI.
The third-party real estate services revenue, including reimbursements, from these JBG Legacy Funds and the Impact Pool was $10.0 million and $18.4 million for the three and six months ended June 30, 2019, and $8.3 million and $16.9 million for the three and six months ended June 30, 2018. As of June 30, 2019 and December 31, 2018, we had receivables from the JBG Legacy Funds and the Impact Pool totaling $5.8 million and $3.6 million for such services.
We rent our corporate offices from an unconsolidated real estate venture and incurred expenses totaling $1.3 million and $2.6 million for the three and six months ended June 30, 2019 and $1.2 million and $2.4 million for the three and six months ended June 30, 2018, which is recorded in "General and administrative expense: Corporate and other" in our statements of operations.

17.	Subsequent Event

In July 2019, we sold 1600 K Street, an 83,000 square foot commercial property located in Washington D.C., for $43.0 million, which had a net carrying value of $32.9 million and did not meet the held for sale criteria as of June 30, 2019.
In August 2019, our Board of Trustees declared a quarterly dividend of $0.225 per common share, payable on August 26, 2019 to shareholders of record on August 13, 2019.

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
References to the financial statements refer to our condensed consolidated financial statements as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018. References to the balance sheets refer to our condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018. References to the statements of operations refer to our condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018. References to the statements of cash flows refer to our condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018.
The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.
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

We have also executed purchase and sale agreements with Amazon for two of our National Landing development sites, Pen Place and Metropolitan 6, 7 and 8, which will serve as the initial phase of new construction associated with Amazon’s new headquarters at National Landing. Subject to customary closing conditions, Amazon is expected to pay approximately $293.9 million for the sites, or $72.00 per square foot based on their combined estimated potential development density of up to approximately 4.1 million square feet.

In February 2019, the Commonwealth of Virginia enacted an incentives bill, which provides tax incentives to Amazon if it creates up to 37,850 full-time jobs with average salaries of $150,000 or higher in National Landing. As part of the incentive package, we expect $1.8 billion in infrastructure and education investments led by state and local governments.

During the second quarter of 2019, the Washington Housing Initiative Impact Pool ("Impact Pool") completed its initial closing of capital commitments totaling $78.0 million, which included a commitment from us of $7.6 million. We are the third-party manager for the Impact Pool, which is the social impact investment vehicle of the Washington Housing Initiative ("WHI"). The WHI was launched by us and the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. The WHI is expected to preserve or build between 2,000 and 3,000 units of affordable workforce housing in the Washington metro region.
During 2018, we sold, recapitalized or entered into firm contracts to sell approximately $875.0 million of assets that were identified for sale because of their relatively low expected return potential and their high tax basis, enabling better capital retention. The assets sold generated approximately $30.0 million of net operating income ("NOI") in 2018. Subject to market conditions, we have set a goal to sell or recapitalize $400.0 million of assets during 2019. Also, consistent with our approach to capital recycling, in the competitive Washington, D.C. office leasing market, we are focused on retaining tenants and avoiding the costly concessions associated with backfilling vacancy. We believe this approach produces a higher comparable return while better positioning assets for potential sale or recapitalization, and simultaneously de-risking them at a time of greater supply and cyclical downturn risk. We expect the lease renewals we executed in 2017 and 2018 will further reduce our NOI in 2019, primarily due to free rent associated with these early renewals. Excluding the impact of any future capital recycling activity, as the free rent in these leases burns off, and our under construction assets deliver, we expect our NOI to grow and surpass 2018 levels by the second half of 2020.
As of June 30, 2019, our Operating Portfolio consists of 62 operating assets comprising 46 commercial assets totaling approximately 12.8 million square feet (11.1 million square feet at our share) and 16 multifamily assets totaling 6,321 units (4,537 units at our share). Additionally, we have (i) eight assets under construction comprising four commercial assets totaling approximately 943,000 square feet (821,000 square feet at our share) and four multifamily assets totaling 1,476 units (1,298 units at our share); and (ii) 40 future development assets totaling approximately 21.9 million square feet (18.7 million square feet at our share) of estimated potential development density.
Key highlights of operating results for the three and six months ended June 30, 2019 included:

•
net loss attributable to common shareholders of $3.0 million, or $0.03 per diluted common share, for the three months ended June 30, 2019 as compared to income of $20.6 million, or $0.17 per diluted common share, for the three months ended June 30, 2018. Net income attributable to common shareholders of $21.8 million, or $0.16 per diluted common share, for the six months ended June 30, 2019 as compared to $16.4 million, or $0.14 per diluted common share, for the six months ended June 30, 2018. Net income attributable to common shareholders for the six months ended June 30, 2019 included a gain on sale of real estate of $39.0 million. Net income attributable to common shareholders for the three and six months ended June 30, 2018 included gains on the sale of real estate of $33.4 million and $33.9 million;

•
operating commercial portfolio leased and occupied percentages at our share of 90.3% and 86.0% as of June 30, 2019 compared to 90.2% and 85.6% as of March 31, 2019 and 87.5% and 86.0% as of June 30, 2018;

•
operating multifamily portfolio leased and occupied percentages at our share of 98.0% and 95.0% as of June 30, 2019 compared to 97.0% and 94.8% as of March 31, 2019 and 95.9% and 92.6% as of June 30, 2018;

•
the leasing of approximately 422,000 square feet, or 395,000 square feet at our share, at an initial rent (1) of $44.82 per square foot and a GAAP-basis weighted average rent per square foot (2) of $45.35 for the three months ended June 30, 2019, and 1.2 million square feet, or 1.2 million square feet at our share, at an initial rent (1) of $44.92 per square foot and a GAAP-basis weighted average rent per square foot (2) of $45.73 for the six months ended June 30, 2019; and

•
a decrease in same store (3) net operating income of 9.2% to $74.0 million for the three months ended June 30, 2019 as compared to $81.5 million for the three months ended June 30, 2018, and a decrease in same store (3) net operating income of 9.7% to $147.0 million for the six months ended June 30, 2019 as compared to $162.9 million for the six months ended June 30, 2018.

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

Additionally, investing and financing activity during the six months ended June 30, 2019 included:

•
the closing of an underwritten public offering of 11.5 million common shares (including 1.5 million common shares related to the exercise of the underwriters' option to cover overallotments) at $42.00 per share, which generated net proceeds, after deducting the underwriting discounts and commissions and other offering expenses, of $472.8 million. We intend to use the net proceeds to fund development opportunities and for general corporate purposes;

•	the redemption of 1.7 million common limited partnership units ("OP Units") for an equivalent number of our common shares;

•	the sale of a commercial asset for the gross sales price of $115.0 million;

•
the execution of agreements for the sale of Pen Place and Metropolitan 6, 7 and 8, development assets having an estimated aggregate potential development density of up to approximately 4.1 million square feet, with Amazon for its additional headquarters, for $293.9 million;

•
the execution of a contract to purchase a stabilized multifamily asset located in Washington, D.C., which we intend to use as a replacement property in a 1031 like-kind exchange for the expected proceeds from other planned dispositions;

•	the repayment of mortgage debt totaling approximately $475.1 million;

•	the payment of dividends totaling $69.5 million that were declared in December 2018 and May 2019; and

•	the investment of $181.0 million in development costs, construction in progress and real estate additions.
Activity subsequent to June 30, 2019 included:

•	the sale of a commercial asset located in Washington D.C., for $43.0 million; and

•	the declaration of a quarterly dividend of $0.225 per common share, payable on August 26, 2019 to shareholders of record on August 13, 2019.

Critical Accounting Policies and Estimates

Our Annual Report on Form 10-K for the year ended December 31, 2018 contains a description of our critical accounting policies, including business combinations, real estate, investments in real estate ventures, revenue recognition and share-based compensation. There have been no significant changes to our policies during 2019, except as discussed in Note 2 to the financial statements related to our adoption of Accounting Standards Update 2016-02, Leases ("Topic 842") as of January 1, 2019.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of recent accounting pronouncements.
Results of Operations
During the six months ended June 30, 2019, we sold Commerce Executive/Commerce Executive Metro Land and during 2018, we sold Summit I and II, the Bowen Building, Executive Tower, 1233 20th Street and the out of service portion of Falkland Chase-North, which we will collectively refer to as the "Disposed Properties" in the discussion below.

Comparison of the Three Months Ended June 30, 2019 to June 30, 2018
The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended June 30, 2019 as compared to the same period in 2018:

	Three Months Ended June 30,
	2019	2018	% Change
	(In thousands)
Property rentals revenue	$122,326	$126,591	(3.4)%
Third-party real estate services revenue, including reimbursements	29,487	24,160	22.0%
Depreciation and amortization expense	45,995	48,117	(4.4)%
Property operating expense	32,113	34,464	(6.8)%
Real estate taxes expense	18,266	17,509	4.3%
General and administrative expense:
Corporate and other	11,559	8,603	34.4%
Third-party real estate services	28,710	21,189	35.5%
Share-based compensation related to Formation Transaction and special equity awards	9,523	9,097	4.7%
Transaction and other costs	2,974	3,787	(21.5)%
Income (loss) from unconsolidated real estate ventures, net	(1,810)	3,836	(147.2)%
Interest expense	13,107	18,027	(27.3)%
Gain on sale of real estate	—	33,396	(100.0)%
Loss on extinguishment of debt	1,889	4,457	(57.6)%
Reduction of gain on bargain purchase	—	7,606	(100.0)%
Property rentals revenue decreased by approximately $4.3 million, or 3.4%, to $122.3 million in 2019 from $126.6 million in 2018. The decrease was primarily due to a $7.7 million decline in property rentals revenue related to the Disposed Properties, lower revenue at the Crystal City Marriott, an increase in lease incentive amortization in the portfolio, and a decrease in revenue at 2101 L Street and Courthouse Plaza 1 and 2. The decline in property rentals revenue was partially offset by a combined $2.5 million increase in revenue related to increased occupancy at Central Place Tower and 1221 Van Street, which were placed into service during the first quarter of 2018, and an increase in straight line revenue primarily related to the ground lease at 1700 M Street.
Third-party real estate services revenue, including reimbursements, increased by approximately $5.3 million, or 22.0%, to $29.5 million in 2019 from $24.2 million in 2018. The increase was primarily due to an increase in reimbursement revenue primarily driven by construction management revenue, resulting from an increase in construction projects in 2019, and other service revenue.
Depreciation and amortization expense decreased by approximately $2.1 million, or 4.4%, to $46.0 million in 2019 from $48.1 million in 2018. The decrease was primarily due to a $3.4 million decline in depreciation and amortization expense related to the Disposed Properties and a $441,000 decline related to properties that were taken out of service for redevelopment subsequent to the second quarter of 2018. The decline in depreciation and amortization expense was partially offset by a $1.4 million increase in depreciation expense related to Central Place Tower and 1221 Van Street.
Property operating expense decreased by approximately $2.4 million, or 6.8%, to $32.1 million in 2019 from $34.5 million in 2018. The decrease was primarily due to a $2.1 million decline in property operating expenses related to the Disposed Properties.
Real estate tax expense increased by approximately $757,000, or 4.3%, to $18.3 million in 2019 from $17.5 million in 2018. The increase was primarily due to an increase in taxes related to our properties in National Landing, Central Place Tower and 1221 Van Street, partially offset by a $1.6 million decrease in real estate taxes attributable to the Disposed Properties.
.

General and administrative expense: corporate and other increased by approximately $3.0 million, or 34.4%, to $11.6 million in 2019 from $8.6 million in 2018. The increase was primarily due to the issuance of the 2019 equity awards, increased compensation expense as a result of no longer capitalizing internal leasing costs related to the adoption of Topic 842 and an increase in overall consulting, legal and marketing expenses.
General and administrative expense: third-party real estate services increased by approximately $7.5 million, or 35.5%, to $28.7 million in 2019 from $21.2 million in 2018. The increase was primarily due to an increase in reimbursable expenses resulting from an increase in construction management projects, the issuance of the 2019 equity awards and an increase in overall consulting and legal fees.
General and administrative expense: share-based compensation related to Formation Transaction and special equity awards increased by approximately $426,000, or 4.7%, to $9.5 million in 2019 from $9.1 million in 2018. The increase was primarily due to share-based compensation associated with the special equity awards issued in the fourth quarter of 2018, with vesting periods of up to five years, related to our successful pursuit of Amazon's additional headquarters in Northern Virginia, partially offset by the vesting of certain awards in July 2018.
Transaction and other costs of $3.0 million in 2019 consist primarily of demolition costs of $1.8 million related to 1900 Crystal Drive and $1.2 million of expenses incurred in connection with the Formation Transaction (including integration costs and severance costs). Transaction and other costs of $3.8 million in 2018 consist primarily of expenses incurred in connection with the Formation Transaction, including amounts incurred for transition services provided by our former parent, integration costs and severance costs.
Income from unconsolidated real estate ventures, net decreased by approximately $5.6 million to a loss of $1.8 million in 2019 from income of $3.8 million in 2018. The decrease was primarily due to the recognition of a $5.4 million gain related to the real estate venture that owns 1101 17th Street in the second quarter of 2018 as we suspended the equity method of accounting for this venture due to the cumulative distributions from the venture exceeding our investment in the venture.
Interest expense decreased by approximately $4.9 million, or 27.3%, to $13.1 million in 2019 from $18.0 million in 2018. The decrease was primarily due to the repayments of mortgage loans during 2018 and 2019. The decrease in interest expense was also due to a $3.4 million increase in capitalized interest related to higher construction spend and additional projects commencing and to a $524,000 decrease related to the Disposed Properties, partially offset by additional term loan borrowings in 2018.
Gain on the sale of real estate of $33.4 million in 2018 is related to the sale of Summit I and II and the Bowen Building.
Loss on extinguishment of debt of $1.9 million and $4.5 million in 2019 and 2018 is due to our repayment of various mortgages payable.
The reduction of gain on bargain purchase of $7.6 million in 2018 is due to finalizing the fair values used in the purchase price allocation related to the Combination.

Comparison of the Six Months Ended June 30, 2019 to 2018
The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the six months ended June 30, 2019 as compared to the same period in 2018:

	Six Months Ended June 30,
	2019	2018	% Change
	(In thousands)
Property rentals revenue	$241,739	$257,819	(6.2)%
Third-party real estate services revenue, including reimbursements	57,178	48,490	17.9%
Depreciation and amortization expense	94,714	97,277	(2.6)%
Property operating expense	64,287	69,622	(7.7)%
Real estate taxes expense	35,501	37,119	(4.4)%
General and administrative expense:
Corporate and other	23,873	17,017	40.3%
Third-party real estate services	56,776	43,798	29.6%
Share-based compensation related to Formation Transaction and special equity awards	20,654	18,525	11.5%
Transaction and other costs	7,869	8,008	(1.7)%
Income from unconsolidated real estate ventures, net	1,791	1,934	(7.4)%
Interest expense	30,281	37,284	(18.8)%
Gain on sale of real estate	39,033	33,851	15.3%
Loss on extinguishment of debt	1,889	4,457	(57.6)%
Reduction of gain on bargain purchase	—	7,606	(100.0)%
Property rentals revenue, decreased by approximately $16.1 million, or 6.2%, to $241.7 million in 2019 from $257.8 million in 2018. The decrease was primarily due to an $18.6 million decline in property rentals revenue related to the Disposed Properties and a $1.6 million decline related to properties taken out of service for redevelopment subsequent to June 30, 2018. The decrease in property rental revenue was partially offset by a combined $5.1 million increase in revenue related to Central Place Tower and 1221 Van Street which were placed into service during the first quarter of 2018 and an increase in straight line revenue, primarily related to the ground lease at 1700 M Street.
Third-party real estate services revenue, including reimbursements, increased by approximately $8.7 million, or 17.9%, to $57.2 million in 2019 from $48.5 million in 2018. The increase was primarily due to an increase in reimbursement revenue primarily driven by construction management revenue, resulting from an increase in construction projects in 2019, and other service revenue.
Depreciation and amortization expense decreased by approximately $2.6 million, or 2.6%, to $94.7 million in 2019 from $97.3 million in 2018. The decrease was primarily due to a $7.7 million decrease in depreciation and amortization expense related to the Disposed Properties, partially offset by the acceleration of depreciation related to certain tenant improvements associated with tenants that vacated during 2019 prior to their lease expiration and to an increase in depreciation and amortization expense of $3.3 million related to Central Place Tower and 1221 Van Street.
Property operating expense decreased by approximately $5.3 million, or 7.7%, to $64.3 million in 2019 from $69.6 million in 2018. The decrease was primarily due to a $4.7 million decline in property operating expenses related to the Disposed Properties.
Real estate tax expense decreased by approximately $1.6 million, or 4.4%, to $35.5 million in 2019 from $37.1 million in 2018. The decrease was primarily due to a $3.7 million decrease related to the Disposed Properties and an $899,000 decrease related to properties taken out of service for redevelopment for which we began capitalizing expenses during 2019. The decrease in real estate tax expense was partially offset by a $1.0 million increase related to Central Place Tower and 1221 Van Street which were placed into service during the first quarter of 2018 and to an increase in taxes related to our properties in National Landing.

General and administrative expense: corporate and other increased by approximately $6.9 million, or 40.3%, to $23.9 million in 2019 from $17.0 million in 2018. The increase was primarily due to the issuance of the 2019 equity awards, increased compensation expense as a result of no longer capitalizing internal leasing costs related to the adoption of Topic 842 and an increase in overall consulting, legal and marketing expenses.
General and administrative expense: third-party real estate services increased by approximately $13.0 million, or 29.6%, to $56.8 million in 2019 from $43.8 million in 2018 primarily due to an increase in reimbursable expenses resulting from an increase in construction management projects, the issuance of the 2019 equity awards and an increase in overall consulting and legal fees.
General and administrative expense: share-based compensation related to Formation Transaction and special equity awards increased by approximately $2.1 million, or 11.5%, to $20.7 million in 2019 from $18.5 million in 2018. The increase was primarily due to share-based compensation associated with the special equity awards issued in the fourth quarter of 2018, with vesting periods of up to five years, related to our successful pursuit of Amazon's additional headquarters in Northern Virginia, partially offset by the vesting of certain awards in July 2018.
Transaction and other costs of $7.9 million in 2019 consist of demolition costs of $4.1 million related to 1900 Crystal Drive, expenses incurred in connection with the Formation Transaction (including integration costs and severance costs) of $3.3 million and costs related to other completed, potential and pursued transactions of $480,000. Transaction and other costs of $8.0 million in 2018 consist primarily of expenses incurred in connection with the Formation Transaction, including amounts incurred for transition services provided by our former parent, integration costs and severance costs.
Income from unconsolidated real estate ventures, net decreased by approximately $143,000 to $1.8 million for 2019 from $1.9 million in 2018. In 2019, we recognized $6.4 million of income related to distributions from the real estate venture that owns 1101 17th Street compared to $5.4 million recognized in 2018. As of June 30, 2018, we suspended the equity method of accounting for this venture as the cumulative distributions from the venture exceeded our investment in the venture. The decrease in income from unconsolidated real estate ventures was also due to a combined $741,000 decline due to the sales of the Investment Building and The Warner Building, which was partially offset by a combined gain from the sales of land parcels held by one of our unconsolidated real estate ventures in 2019, of which our proportionate share was $335,000.
Interest expense decreased by approximately $7.0 million, or 18.8%, to $30.3 million in 2019 from $37.3 million in 2018. The decrease was primarily due to a $5.9 million increase in capitalized interest related to higher construction spend and additional projects commencing redevelopment activities, to a $1.5 million decrease related to the Disposed Properties and to the repayments of mortgage loans during 2018 and 2019. The decrease in interest expense was partially offset by additional term loan borrowings in 2018.
Gain on the sale of real estate of $39.0 million in 2019 is due to the sale of Commerce Executive/Commerce Metro Land. Gain on the sale of real estate of $33.9 million in 2018 is primarily related to the sale of Summit I and II and the Bowen Building.
Loss on extinguishment of debt of $1.9 million and $4.5 million in 2019 and 2018 is due to our repayment of various mortgages payable.
The reduction of gain on bargain purchase of $7.6 million in 2018 is due to finalizing the fair values used in the purchase price allocation related to the Combination.

Funds From Operations ("FFO")
FFO is a non-GAAP financial measure computed in accordance with the definition established by National Association of Real Estate Investment Trusts ("NAREIT") in the NAREIT FFO White Paper - 2018 Restatement issued in 2018. NAREIT defines FFO as "net income (computed in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity."

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

The following reflects the reconciliation of net income (loss) attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Net income (loss) attributable to common shareholders	$(3,040)	$20,574	$21,821	$16,384
Net income (loss) attributable to redeemable noncontrolling interests	(288)	3,574	3,099	2,980
Net loss attributable to noncontrolling interests	—	(125)	—	(127)
Net income (loss)	(3,328)	24,023	24,920	19,237
Gain on sale of real estate	—	(33,396)	(39,033)	(33,851)
Gain on sale of unconsolidated real estate assets	(335)	—	(335)	—
Real estate depreciation and amortization	43,308	45,587	89,343	92,226
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	4,804	6,179	9,457	12,615
Net (income) loss attributable to noncontrolling interests in consolidated real estate ventures	(4)	129	(5)	131
FFO attributable to OP Units (1)	44,445	42,522	84,347	90,358
FFO attributable to redeemable noncontrolling interests	(5,014)	(6,299)	(9,797)	(13,426)
FFO attributable to common shareholders (1)	$39,431	$36,223	$74,550	$76,932
FFO per diluted common share	$0.30	$0.31	$0.59	$0.65
Weighted average diluted shares	131,754	117,955	127,189	117,955
_______________

Note: FFO attributable to OP Units and common shareholders for the six months ended June 30, 2018 has been restated in compliance with the definition established by NAREIT in the NAREIT FFO White Paper - 2018 Restatement issued in 2018.

(1)
Due to our adoption of Topic 842, beginning in 2019, we no longer capitalize internal leasing costs and expense these costs as incurred (such costs were $1.5 million and $2.8 million for the three and six months ended June 30, 2018).

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

During the six months ended June 30, 2019, our same store pool changed by the exclusion of Commerce Executive, which was sold during the period, and 2001 Richmond Highway, which is being phased out of service for future development.

Same store NOI decreased by $7.5 million, or 9.2%, and $15.9 million, or 9.7%, for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018. The decrease in same store NOI for the three and six months ended June 30, 2019, was largely attributable to increased rental abatements, lower NOI at Crystal City Marriott, as a result of the ongoing room renovations, and an increase in assumed lease liability payments.

The following table reflects the reconciliation of net income (loss) attributable to common shareholders to NOI and same store NOI for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income (loss) attributable to common shareholders	$(3,040)	$20,574	$21,821	$16,384
Add:
Depreciation and amortization expense	45,995	48,117	94,714	97,277
General and administrative expense:
Corporate and other	11,559	8,603	23,873	17,017
Third-party real estate services	28,710	21,189	56,776	43,798
Share-based compensation related to Formation Transaction and special equity awards	9,523	9,097	20,654	18,525
Transaction and other costs	2,974	3,787	7,869	8,008
Interest expense	13,107	18,027	30,281	37,284
Loss on extinguishment of debt	1,889	4,457	1,889	4,457
Reduction of gain on bargain purchase	—	7,606	—	7,606
Income tax expense (benefit)	51	313	(1,121)	(595)
Net income (loss) attributable to redeemable noncontrolling interests	(288)	3,574	3,099	2,980
Less:
Third-party real estate services, including reimbursements	29,487	24,160	57,178	48,490
Other income (1)	2,114	2,080	3,755	3,196
Income (loss) from unconsolidated real estate ventures, net	(1,810)	3,836	1,791	1,934
Interest and other income, net	2,052	513	3,003	1,086
Gain on sale of real estate	—	33,396	39,033	33,851
Net loss attributable to noncontrolling interests	—	125	—	127
Consolidated NOI	78,637	81,234	155,095	164,057
NOI attributable to unconsolidated real estate ventures at our share	5,091	9,024	10,260	18,261
Non-cash rent adjustments (2)	(8,738)	(1,237)	(15,544)	(2,333)
Other adjustments (3)	3,758	3,623	7,083	7,839
Total adjustments	111	11,410	1,799	23,767
NOI	78,748	92,644	156,894	187,824
Less: out-of-service NOI loss (4)	(1,556)	(1,456)	(2,827)	(2,264)
Operating portfolio NOI	80,304	94,100	159,721	190,088
Non-same store NOI (5)	6,311	12,611	12,721	27,219
Same store NOI (6)	$73,993	$81,489	$147,000	$162,869

Change in same store NOI	(9.2)%		(9.7)%
Number of properties in same store pool	55		55

___________________________________________________

(1)	Excludes parking income of $6.7 million and $6.6 million for the three months ended June 30, 2019 and 2018, and $13.1 million and $13.0 million for the six months ended June 30, 2019 and 2018.

(2)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.

(3)	Adjustment to include other income and payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue.

(4)	Includes the results for our under construction assets and future development pipeline.

(5)
Includes the results for properties that were not owned, operated and in service for the entirety of both periods being compared and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. The decrease in non-same store NOI is primarily attributable to lost income from disposed assets.

(6)
Includes the results of the properties that are owned, operated and in service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Reportable Segments
We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. As of December 31, 2018, we redefined our reportable segments to be aligned with our new method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker ("CODM"), makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we aggregate our operating segments into three reportable segments (commercial, multifamily, and third-party asset management and real estate services) based on the economic characteristics and nature of our assets and services. To conform to the current period presentation, we have reclassified the prior period segment financial data for certain properties that had been classified as part of other to the commercial and multifamily segments, and the elimination of intersegment activity has been included as part of other. The commercial segment was previously referred to as the office segment.

The CODM measures and evaluates the performance of our operating segments, with the exception of the third-party asset management and real estate services business, based on the NOI of properties within each segment. NOI includes revenue from property rentals and deducts property operating expenses and real estate taxes.

With respect to the third-party asset management and real estate services business, the CODM reviews revenues streams generated by this segment ("Third-party real estate services, including reimbursements"), as well as the expenses attributable to the segment ("General and administrative: third-party real estate services"), which are disclosed separately in the statements of operations and discussed in the preceding pages under "Results of Operations." The following presents a reconciliation of revenue from our third-party asset management and real estate services business, excluding reimbursements, to "Third-party real estate services revenue, including reimbursements":

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Property management fees	$5,687	$6,030	$11,115	$12,418
Asset management fees	3,547	3,733	7,035	7,568
Leasing fees	1,085	1,402	3,298	3,298
Development fees	2,533	2,412	4,129	4,231
Construction management fees	470	901	1,099	1,486
Other service revenue	1,738	644	2,621	1,698
Third-party real estate services revenue, excluding reimbursements	15,060	15,122	29,297	30,699
Reimbursements revenue (1)	14,427	9,038	27,881	17,791
Third-party real estate services revenue, including reimbursements	$29,487	$24,160	$57,178	$48,490
_________________

(1)	Represents reimbursements by third parties for amounts incurred by us, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

The increase in third-party real estate services revenue, including reimbursements, is primarily due to an increase in reimbursements revenue resulting from an increase in both construction management and development projects conducted on behalf of third-parties during 2019 and other service revenue.

Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

Property revenue is calculated as property rentals revenue plus other property operating income (primarily parking income). Property expense is calculated as property operating expenses plus real estate taxes. Consolidated NOI is calculated as total property revenue less total property expense. See Note 14 to the financial statements for the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Property revenue:
Commercial	$101,226	$106,659	$203,847	$218,483
Multifamily	28,963	26,746	57,293	52,727
Other (1)	(1,173)	(198)	(6,257)	(412)
Total property revenue	129,016	133,207	254,883	270,798

Property expense:
Commercial	39,148	39,360	82,141	83,045
Multifamily	12,347	11,310	23,864	22,143
Other (1)	(1,116)	1,303	(6,217)	1,553
Total property expense	50,379	51,973	99,788	106,741

Consolidated NOI:
Commercial	62,078	67,299	121,706	135,438
Multifamily	16,616	15,436	33,429	30,584
Other (1)	(57)	(1,501)	(40)	(1,965)
Consolidated NOI	$78,637	$81,234	$155,095	$164,057
_________________

(1)	Includes activity related to future development assets and corporate entities and the elimination of intersegment activity.
Comparison of the Three Months Ended June 30, 2019 to June 30, 2018
Commercial: Rental revenue decreased by $5.4 million, or 5.1%, to $101.2 million in 2019 from $106.7 million in 2018. Consolidated NOI decreased by $5.2 million, or 7.8%, to $62.1 million in 2019 from $67.3 million in 2018. The decrease in rental revenue and consolidated NOI is primarily due to the sale of the Disposed Properties, lower revenue at the Crystal City Marriott, an increase in lease incentive amortization in the portfolio, and a decrease in revenue at 2101 L Street and Courthouse Plaza 1 and 2. These decreases were partially offset by an increase in revenue and consolidated NOI from Central Place Tower, which was placed into service during the first quarter of 2018, and the ground lease at 1700 M Street.
Multifamily: Rental revenue increased by $2.2 million, or 8.3%, to $29.0 million in 2019 from $26.7 million in 2018. Consolidated NOI increased by $1.2 million, or 7.6%, to $16.6 million in 2019 from $15.4 million in 2018. The increase in rental revenue and consolidated NOI is primarily due to an increase in occupancy at 1221 Van Street, which was placed in service during the first quarter of 2018.
Comparison of the Six Months Ended June 30, 2019 to 2018
Commercial: Property revenue decreased by $14.6 million, or 6.7%, to $203.8 million in 2019 from $218.5 million in 2018. Consolidated NOI decreased by $13.7 million, or 10.1%, to $121.7 million in 2019 from $135.4 million in 2018. The decrease in property revenue and consolidated NOI is primarily due to the sale of the Disposed Properties and due to rent reductions at 2101 L Street and Courthouse Plaza 1 and 2. These decreases were partially offset by an increase in revenue and consolidated NOI from Central Place Tower, which was placed into service during the first quarter of 2018, and the ground lease at 1700 M Street.
Multifamily: Property revenue increased by $4.6 million, or 8.7%, to $57.3 million in 2019 from $52.7 million in 2018. Consolidated NOI increased by $2.8 million, or 9.3%, to $33.4 million in 2019 from $30.6 million in 2018. The increase in property revenue and consolidated NOI is primarily due to an increase in occupancy at 1221 Van Street, which was placed into service during the first quarter of 2018, and higher occupancy across the portfolio.

Liquidity and Capital Resources
Property rental income is our primary source of operating cash flow and is dependent on a number of factors including occupancy levels and rental rates, as well as our tenants’ ability to pay rent. In addition, our third-party asset management and real estate services business provides fee-based real estate services to third parties, the legacy funds (the "JBG Legacy Funds") formerly organized by JBG and the Impact Pool. Our assets provide a relatively consistent level of cash flow that enables us to pay operating expenses, debt service, recurring capital expenditures, dividends to shareholders and distributions to holders of OP Units. Other sources of liquidity to fund cash requirements include proceeds from financings, asset sales and the issuance and sale of equity securities, including from our "at the market" offering and dividend reinvestment programs. We anticipate that cash flows from continuing operations and proceeds from financings, recapitalizations and asset sales, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, dividends to shareholders and distributions to holders of OP Units over the next 12 months.
Financing Activities
The following is a summary of mortgages payable:

	Weighted Average Effective Interest Rate (1)	June 30, 2019	December 31, 2018
		(In thousands)
Variable rate (2)	4.05%	$14,000	$308,918
Fixed rate (3)	4.20%	1,349,977	1,535,734
Mortgages payable		1,363,977	1,844,652
Unamortized deferred financing costs and premium/ discount, net		(3,510)	(6,271)
Mortgages payable, net		$1,360,467	$1,838,381
__________________________

(1)	Weighted average effective interest rate as of June 30, 2019.

(2)	Includes a variable rate mortgage payable with an interest rate cap agreement as of December 31, 2018.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
As of June 30, 2019 and December 31, 2018, the net carrying value of real estate collateralizing our mortgages payable, excluding assets held for sale, totaled $1.8 billion and $2.3 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain of our mortgage loans are recourse to us. See Note 15 to the financial statements for additional information.
During the six months ended June 30, 2019, we repaid mortgages payable with an aggregate principal balance of $475.1 million, which resulted in losses on the extinguishment of debt of $1.9 million during the three and six months ended June 30, 2019.
As of June 30, 2019 and December 31, 2018, we had various interest rate swap and cap agreements with an aggregate notional value of $1.1 billion and $1.3 billion on certain of our mortgages payable. See Note 13 to the financial statements for additional information.
We have a $1.4 billion credit facility, consisting of a $1.0 billion revolving credit facility maturing in July 2021, with two six-month extension options, a delayed draw $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023, and a delayed draw $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. Effective as of July 17, 2019, the credit facility was amended to extend the delayed draw period of our Tranche A-1 Term Loan to July 2020 and to reduce the applicable interest rate of the Tranche A-2 Term Loan by 40 basis points, to LIBOR plus 1.15% from LIBOR plus 1.55%.
As of June 30, 2019 and December 31, 2018, we had interest rate swaps with an aggregate notional value of $100.0 million, which effectively convert the variable interest rate applicable to our Tranche A-1 Term Loan to a fixed interest rate. As of June 30, 2019, we had interest rate swaps with an aggregate notional value of $137.6 million, which effectively convert the variable interest rate applicable to a portion of the outstanding balance of our Tranche A-2 Term Loan to a fixed interest rate.

The following is a summary of amounts outstanding under the credit facility:

	Interest Rate (1)	June 30, 2019	December 31, 2018
		(In thousands)
Revolving credit facility (2) (3) (4)	3.50%	$—	$—

Tranche A-1 Term Loan (5)	3.32%	$100,000	$100,000
Tranche A-2 Term Loan (5)	4.34%	200,000	200,000
Unsecured term loans		300,000	300,000
Unamortized deferred financing costs, net		(3,048)	(2,871)
Unsecured term loans, net		$296,952	$297,129
__________________________

(1)	Interest rate as of June 30, 2019.

(2)	As of June 30, 2019 and December 31, 2018, letters of credit with an aggregate face amount of $5.8 million and $5.7 million were provided under our revolving credit facility.

(3)	As of June 30, 2019 and December 31, 2018, net deferred financing costs related to our revolving credit facility totaling $3.9 million and $4.8 million were included in "Other assets, net."

(4)	The interest rate for the revolving credit facility excludes a 0.15% facility fee.

(5)	The interest rate includes the impact of interest rate swap agreements.
Liquidity Requirements
Our principal liquidity needs for the next twelve months and beyond are to fund:

•	normal recurring expenses;

•	debt service and principal repayment obligations, including balloon payments on maturing debt;

•	capital expenditures, including major renovations, tenant improvements and leasing costs;

•	development expenditures;

•	dividends to shareholders and distributions to holders of OP Units and

•	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests therein.
We expect to satisfy these needs using one or more of the following:

•	cash flows from operations;

•	distributions from real estate ventures;

•	cash and cash equivalent balances;

•	proceeds from the issuance and sale of equity securities and

•	proceeds from financings, recapitalizations and asset sales.
We anticipate that cash flows from continuing operations and proceeds from financings, recapitalizations and asset sales, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, dividends to shareholders and distributions to holders of OP Units over the next 12 months.
Contractual Obligations and Commitments
During the six months ended June 30, 2019, there were no material changes to the contractual obligation information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.
As of June 30, 2019, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $47.3 million.
In August 2019, our Board of Trustees declared a quarterly dividend of $0.225 per common share.

Summary of Cash Flows
The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$52,783	$93,545
Net cash (used in) provided by investing activities	(68,708)	51,296
Net cash used in financing activities	(86,829)	(221,710)
Cash Flows for the Six Months Ended June 30, 2019
Cash and cash equivalents, and restricted cash decreased $102.8 million to $296.8 million as of June 30, 2019 compared to $399.5 million as of December 31, 2018. This decrease resulted from $86.8 million of net cash used in financing activities and $68.7 million of net cash used in investing activities, partially offset by $52.8 million of net cash provided by operating activities. Our outstanding debt was $1.7 billion and $2.1 billion as of June 30, 2019 and December 31, 2018.
Net cash provided by operating activities of $52.8 million primarily comprised: (i) $101.1 million of net income (before $115.3 million of non-cash items and a $39.0 million gain on sale of real estate) and (ii) $1.5 million of return on capital from unconsolidated real estate ventures, partially offset by (iii) $49.9 million of net change in operating assets and liabilities. Non-cash income adjustments of $115.3 million primarily include depreciation and amortization, share-based compensation expense, deferred rent, amortization of lease incentives and loss from unconsolidated real estate ventures, net.
Net cash used in investing activities of $68.7 million primarily comprised: (i) $181.0 million of development costs, construction in progress and real estate additions, partially offset by (ii) $117.7 million of proceeds from the sale of real estate.
Net cash used in financing activities of $86.8 million primarily comprised: (i) $480.7 million of repayments of mortgages payable, (ii) $69.5 million of dividends paid to common shareholders and (iii) $9.7 million of distributions to redeemable noncontrolling interests, partially offset by (iv) $473.5 million of net proceeds from the issuance of common stock.
Cash Flows for the Six Months Ended June 30, 2018
Cash and cash equivalents, and restricted cash decreased $76.9 million to $261.7 million as of June 30, 2018 compared to $338.6 million as of December 31, 2017. This decrease resulted from $221.7 million of net cash used in financing activities, partially offset by $93.5 million of net cash provided by operating activities and $51.3 million of net cash provided by investing activities.
Net cash provided by operating activities of $93.5 million primarily comprised: (i) $120.0 million of net income (before $134.6 million of non-cash items and $33.9 million gain on sale of real estate) and (ii) $5.2 million of return on capital from unconsolidated real estate ventures, partially offset by (iii) $31.6 million of net change in operating assets and liabilities. Non-cash adjustments of $134.6 million primarily include depreciation and amortization, share-based compensation expense, deferred rent, net income from unconsolidated real estate ventures and other non-cash items.
Net cash provided by investing activities of $51.3 million primarily comprised: (i) $232.9 million of proceeds from the sale of real estate, partially offset by (ii) $165.7 million of development costs, construction in progress and real estate additions and (iii) $16.2 million of investments in unconsolidated real estate ventures.
Net cash used in financing activities of $221.7 million primarily comprised: (i) $170.0 million of repayments of mortgages payable, (ii) $115.0 million repayment of our revolving credit facility, (iii) $53.1 million of dividends paid to common shareholders and (iv) $9.2 million of distributions to redeemable noncontrolling interests, partially offset by (v) $50.0 million of proceeds from borrowings under our unsecured term loan, (vi) $41.3 million of aggregate proceeds from borrowings under mortgages payable and (vii) $35.0 million of proceeds from borrowings under our revolving credit facility.

Off-Balance Sheet Arrangements
Unconsolidated Real Estate Ventures
We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.
As of June 30, 2019, we have investments in unconsolidated real estate ventures totaling $319.8 million. For the majority of these investments, we exercise significant influence over, but do not control these entities and therefore account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.
From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (1) guarantee portions of the principal, interest and other amounts in connection with borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings and (3) provide guarantees to lenders and other third parties for the completion of development projects. We customarily have agreements with our outside partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. Amounts that may be required to be paid in future periods in relation to budget overruns or operating losses that are also included in some of our guarantees are not estimable. Guarantees (excluding environmental) terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. At times, we have agreements with our outside partners whereby we agree to reimburse our partner for their share of any payments made by them under certain guarantees. As of June 30, 2019, we had no principal payment guarantees for our unconsolidated real estate ventures.
As of June 30, 2019, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $47.3 million.
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
Our debt, consisting of mortgage loans secured by our properties, revolving credit facility and unsecured term loans, contains customary covenants requiring adequate insurance coverage. Although we believe that we currently have adequate insurance coverage, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. If lenders insist on greater coverage than we are able to obtain, it could adversely affect the ability to finance or refinance our properties.
Construction Commitments
As of June 30, 2019, we have construction in progress that will require an additional $362.8 million to complete ($307.2 million related to our consolidated entities and $55.6 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, issuance and sale of equity securities and available cash.

Other
There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
In connection with the Formation Transaction, we entered into an agreement with Vornado regarding tax matters (the "Tax Matters Agreement") that provides special rules that allocate tax liabilities if the distribution of JBG SMITH shares by Vornado, together with certain related transactions, is determined not to be tax-free. Under the Tax Matters Agreement, we may be required to indemnify Vornado against any taxes and related amounts and costs resulting from a violation by us of the Tax Matters Agreement.
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

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks, and the preparation and issuance of a written report. Soil and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. They may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 15 to the financial statements, environmental liabilities total $17.9 million as of June 30, 2019 and December 31, 2018, and primarily relate to a liability to remediate pre-existing environmental matters at Potomac Yard Land Bay H, which was acquired in December 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	June 30, 2019			December 31, 2018
		Weighted Average Effective Interest Rate	Effect of 1% Change in Base Rates		Weighted Average Effective Interest Rate
	Balance			Balance
Debt (contractual balances):	(Dollars in thousands)
Mortgages payable
Variable rate (1)	$14,000	4.05%	$142	$308,918	4.30%
Fixed rate (2)	1,349,977	4.20%	—	1,535,734	4.09%
	$1,363,977		$142	$1,844,652
Credit facility (variable rate):
Revolving credit facility	$—	3.50%	$—	$—	3.60%
Tranche A-1 Term Loan (3)	100,000	3.32%	—	100,000	3.32%
Tranche A-2 Term Loan (4)	200,000	4.34%	633	200,000	4.05%
Pro rata share of debt of unconsolidated entities (contractual balances):
Variable rate (1)	$224,774	5.16%	$2,279	$146,980	6.19%
Fixed rate (2)	88,725	4.16%	—	152,410	4.44%
	$313,499		$2,279	$299,390
________________

(1)	Includes variable rate mortgages payable with interest rate cap agreements.

(2)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

(3)	As of June 30, 2019 and December 31, 2018, the outstanding balance was fixed by interest rate swap agreements.

(4)	As of June 30, 2019, a portion of the outstanding balance was fixed by interest rate swap agreements with a notional value of $137.6 million.

The fair value of our mortgages payable is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and unsecured term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of June 30, 2019 and December 31, 2018, the estimated fair value of our consolidated debt was $1.7 billion and $2.2 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.
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

As of June 30, 2019 and December 31, 2018, we had interest rate swap and cap agreements with an aggregate notional value of $1.0 billion and $786.4 million, which were designated as cash flow hedges. As of June 30, 2019 and December 31, 2018, the fair value of our interest rate swaps and caps designated as cash flow hedges consisted of assets totaling $77,000 and $7.9 million included in "Other assets, net" in our balance sheets, and liabilities totaling $20.6 million and $1.7 million included in "Other liabilities, net" in our balance sheets.
Derivative Financial Instruments Not Designated as Hedges
Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are considered economic hedges, but not designated as accounting hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains are recorded in "Interest expense" in the statements of operations in the period in which the change occurs. As of June 30, 2019 and December 31, 2018, we had various interest rate swap and cap agreements with an aggregate notional value of $307.7 million and $646.4 million, which were not designated as cash flow hedges. As of June 30, 2019 and December 31, 2018, the fair value of our interest rate swaps and caps not designated as hedges primarily consisted of assets totaling $2,000 and $2.5 million included in "Other assets, net" in our balance sheets.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2019, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1**
First Amendment to Credit Agreement, dated as of May 8, 2019, by and between JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

_______________

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBG SMITH Properties

Date:	August 6, 2019	/s/ Stephen W. Theriot
Stephen W. Theriot
Chief Financial Officer
(Principal Financial and Accounting Officer)