Form 10-Q
period 2019-09-30
JBG SMITH Properties
filed 2019-11-05
CIK 1689796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of October 31, 2019, JBG SMITH Properties had 134,127,004 common shares outstanding.

JBG SMITH PROPERTIES
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES Condensed Consolidated Balance Sheets (Unaudited) (In thousands, except par value amounts)

	September 30, 2019	December 31, 2018
ASSETS
Real estate, at cost:
Land and improvements	$1,283,043	$1,371,874
Buildings and improvements	3,824,467	3,722,930
Construction in progress, including land	763,080	697,930
	5,870,590	5,792,734
Less accumulated depreciation	(1,109,897)	(1,051,875)
Real estate, net	4,760,693	4,740,859
Cash and cash equivalents	230,147	260,553
Restricted cash	13,573	138,979
Tenant and other receivables, net	53,965	46,568
Deferred rent receivable, net	172,386	143,473
Investments in unconsolidated real estate ventures	320,920	322,878
Other assets, net	301,760	264,994
Assets held for sale	168,820	78,981
TOTAL ASSETS	$6,022,264	$5,997,285

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgages payable, net	$1,358,571	$1,838,381
Unsecured term loans, net	297,124	297,129
Accounts payable and accrued expenses	160,031	130,960
Other liabilities, net	205,705	181,606
Liabilities related to assets held for sale	66	3,717
Total liabilities	2,021,497	2,451,793
Commitments and contingencies
Redeemable noncontrolling interests	586,532	558,140
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized, none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 134,127 and 120,937 shares issued and outstanding as of September 30, 2019 and December 31, 2018	1,342	1,210
Additional paid-in capital	3,643,333	3,155,256
Accumulated deficit	(205,192)	(176,018)
Accumulated other comprehensive income (loss)	(25,578)	6,700
Total shareholders' equity of JBG SMITH Properties	3,413,905	2,987,148
Noncontrolling interests in consolidated subsidiaries	330	204
Total equity	3,414,235	2,987,352
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,022,264	$5,997,285

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE
Property rentals	$123,963	$126,580	$365,702	$384,399
Third-party real estate services, including reimbursements	34,587	23,788	91,765	72,278
Other income	8,527	8,075	25,426	24,250
Total revenue	167,077	158,443	482,893	480,927
EXPENSES
Depreciation and amortization	46,862	46,603	141,576	143,880
Property operating	35,800	38,381	100,087	108,003
Real estate taxes	16,740	16,905	52,241	54,024
General and administrative:
Corporate and other	11,015	8,201	34,888	25,218
Third-party real estate services	29,809	20,754	86,585	64,552
Share-based compensation related to Formation Transaction and special equity awards	9,549	8,387	30,203	26,912
Transaction and other costs	2,059	4,126	9,928	12,134
Total expenses	151,834	143,357	455,508	434,723
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate ventures, net	(1,144)	13,484	647	15,418
Interest and other income (loss), net	(640)	4,091	2,363	5,177
Interest expense	(10,583)	(18,979)	(40,864)	(56,263)
Gain on sale of real estate	8,088	11,938	47,121	45,789
Loss on extinguishment of debt	—	(79)	(1,889)	(4,536)
Reduction of gain on bargain purchase	—	—	—	(7,606)
Total other income (expense)	(4,279)	10,455	7,378	(2,021)
INCOME BEFORE INCOME TAX (EXPENSE) BENEFIT	10,964	25,541	34,763	44,183
Income tax (expense) benefit	(432)	841	689	1,436
NET INCOME	10,532	26,382	35,452	45,619
Net income attributable to redeemable noncontrolling interests	(1,172)	(3,552)	(4,271)	(6,532)
Net loss attributable to noncontrolling interests	—	—	—	127
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$9,360	$22,830	$31,181	$39,214
EARNINGS PER COMMON SHARE:
Basic	$0.06	$0.19	$0.23	$0.33
Diluted	$0.06	$0.19	$0.23	$0.33
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	134,127	119,835	129,527	118,588
Diluted	134,127	119,835	129,527	118,588

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET INCOME	$10,532	$26,382	$35,452	$45,619
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative financial instruments	(7,014)	5,142	(33,966)	24,453
Reclassification of net (income) loss on derivative financial instruments from accumulated other comprehensive income (loss) into interest expense	(211)	24	(2,001)	1,473
Other comprehensive income (loss)	(7,225)	5,166	(35,967)	25,926
COMPREHENSIVE INCOME (LOSS)	3,307	31,548	(515)	71,545
Net income attributable to redeemable noncontrolling interests	(1,172)	(3,552)	(4,271)	(6,532)
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	803	(696)	3,689	(3,406)
Net loss attributable to noncontrolling interests	—	—	—	127
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JBG SMITH PROPERTIES	$2,938	$27,300	$(1,097)	$61,734

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES Condensed Consolidated Statements of Equity (Unaudited) (In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount
BALANCE AS OF JULY 1, 2019	134,127	$1,342	$3,644,699	$(184,373)	$(19,156)		$346	$3,442,858
Net income attributable to common shareholders and noncontrolling interests	—	—	—	9,360	—		—	9,360
Common shares issued pursuant to Employee Share Purchase Plan ("ESPP")	—	—	80	—	—		—	80
Dividends declared on common shares ($0.225 per common share)	—	—	—	(30,179)	—		—	(30,179)
Distributions to noncontrolling interests	—	—	—	—	—		(16)	(16)
Redeemable noncontrolling interests redemption value adjustment and other comprehensive (income) loss allocation	—	—	(1,446)	—	803		—	(643)
Other comprehensive loss	—	—	—	—	(7,225)		—	(7,225)
BALANCE AS OF SEPTEMBER 30, 2019	134,127	$1,342	$3,643,333	$(205,192)	$(25,578)		$330	$3,414,235

BALANCE AS OF JULY 1, 2018	117,955	$1,180	$3,035,194	$(105,962)	$19,662		$3,592	$2,953,666
Net income attributable to common shareholders and noncontrolling interests	—	—	—	22,830	—		—	22,830
Conversion of common limited partnership units to common shares	2,962	30	109,092	—	—		—	109,122
Dividends declared on common shares ($0.225 per common share)	—	—	—	(27,087)	—		—	(27,087)
Distributions to noncontrolling interests	—	—	—	—	—	—	(327)	(327)
Contributions from noncontrolling interests	—	—	—	—	—	—	250	250
Redeemable noncontrolling interests redemption value adjustment and other comprehensive (income) loss allocation	—	—	6,537	—	(696)	—	—	5,841
Other comprehensive income	—	—	—	—	5,166		—	5,166
Other	—	—	76	—	—		—	76
BALANCE AS OF SEPTEMBER 30, 2018	120,917	$1,210	$3,150,899	$(110,219)	$24,132		$3,515	$3,069,537

BALANCE AS OF JANUARY 1, 2019	120,937	$1,210	$3,155,256	$(176,018)	$6,700		$204	$2,987,352
Net income attributable to common shareholders and noncontrolling interests	—	—	—	31,181	—		—	31,181
Common shares issued	11,500	115	472,665	—	—		—	472,780
Conversion of common limited partnership units to common shares	1,664	17	57,301	—	—		—	57,318
Common shares issued pursuant to ESPP	26	—	1,018	—	—		—	1,018
Dividends declared on common shares ($0.45 per common share)	—	—	—	(60,355)	—		—	(60,355)
Distributions to noncontrolling interests	—	—	—	—	—		(47)	(47)
Contributions from noncontrolling interests	—	—	—	—	—		173	173
Redeemable noncontrolling interests redemption value adjustment and other comprehensive (income) loss allocation	—	—	(42,907)	—	3,689		—	(39,218)
Other comprehensive loss	—	—	—	—	(35,967)		—	(35,967)
BALANCE AS OF SEPTEMBER 30, 2019	134,127	$1,342	$3,643,333	$(205,192)	$(25,578)		$330	$3,414,235

JBG SMITH PROPERTIES Condensed Consolidated Statements of Equity (Unaudited) (In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount
BALANCE AS OF JANUARY 1, 2018	117,955	$1,180	$3,063,625	$(95,809)	$1,612		$4,206	$2,974,814
Net income (loss) attributable to common shareholders and noncontrolling interests	—	—	—	39,214	—		(127)	39,087
Conversion of common limited partnership units to common shares	2,962	30	109,092	—	—		—	109,122
Dividends declared on common shares ($0.45 per common share)	—	—	—	(53,624)	—		—	(53,624)
Distributions to noncontrolling interests	—	—	—	—	—	—	(814)	(814)
Contributions from noncontrolling interests	—	—	—	—	—	—	250	250
Redeemable noncontrolling interests redemption value adjustment and other comprehensive income allocation	—	—	(21,346)	—	(3,406)	—	—	(24,752)
Other comprehensive income	—	—	—	—	25,926		—	25,926
Other	—	—	(472)	—	—		—	(472)
BALANCE AS OF SEPTEMBER 30, 2018	120,917	$1,210	$3,150,899	$(110,219)	$24,132		$3,515	$3,069,537

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$35,452	$45,619
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	47,432	39,690
Depreciation and amortization, including amortization of debt issuance costs	144,868	146,958
Deferred rent	(29,164)	(7,880)
Income from unconsolidated real estate ventures, net	(647)	(15,418)
Amortization of above- and below-market lease intangibles, net	(486)	(58)
Amortization of lease incentives	4,344	3,646
Reduction of gain on bargain purchase	—	7,606
Loss on extinguishment of debt	1,889	4,536
Gain on sale of real estate	(47,121)	(45,789)
Net unrealized loss (gain) on derivative financial instruments not designated as cash flow hedges	50	(1,264)
Losses on operating lease receivables	1,281	2,591
Return on capital from unconsolidated real estate ventures	1,836	6,820
Other non-cash items	20	1,499
Changes in operating assets and liabilities:
Tenant and other receivables	(9,077)	2,167
Other assets, net	(13,858)	(18,637)
Accounts payable and accrued expenses	(17,171)	(23,875)
Other liabilities, net	(7,009)	(11,550)
Net cash provided by operating activities	112,639	136,661
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(294,355)	(260,396)
Deposits for real estate acquisitions	(9,125)	—
Proceeds from sale of real estate	157,810	346,149
Acquisition of interests in unconsolidated real estate ventures, net of cash acquired	—	(386)
Distributions of capital from unconsolidated real estate ventures	7,557	2,240
Distributions of capital from sales of unconsolidated real estate ventures	—	24,602
Investments in unconsolidated real estate ventures	(7,325)	(22,663)
Other	—	(665)
Net cash (used in) provided by investing activities	(145,438)	88,881
FINANCING ACTIVITIES:
Finance lease payments	(103)	(82)
Borrowings under mortgages payable	—	43,823
Borrowings under revolving credit facility	—	35,000
Borrowings under unsecured term loans	—	250,000
Repayments of mortgages payable	(482,810)	(267,285)
Repayments of revolving credit facility	—	(150,751)
Debt issuance costs	(515)	(372)
Proceeds from the issuance of common stock, net of issuance costs	473,527	—
Dividends paid to common shareholders	(99,654)	(80,166)
Acquisition of ownership interest in consolidated real estate venture	—	(548)
Distributions to redeemable noncontrolling interests	(13,564)	(13,320)
Contributions from noncontrolling interests	125	250
Distributions to noncontrolling interests	(19)	(439)
Net cash used in financing activities	(123,013)	(183,890)
Net (decrease) increase in cash and cash equivalents and restricted cash	(155,812)	41,652
Cash and cash equivalents and restricted cash as of the beginning of the period	399,532	338,557
Cash and cash equivalents and restricted cash as of the end of the period	$243,720	$380,209

JBG SMITH PROPERTIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2019	2018

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AS OF END OF THE PERIOD:
Cash and cash equivalents	$230,147	$253,148
Restricted cash	13,573	127,061
Cash and cash equivalents and restricted cash	$243,720	$380,209

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $23,211 and $14,863 in 2019 and 2018)	$38,563	$48,835
Accrued capital expenditures included in accounts payable and accrued expenses	99,876	78,910
Write-off of fully depreciated assets	49,319	23,049
Deconsolidation of 1900 N Street	—	95,923
Conversion of common limited partnership units to common shares	57,318	109,208
Initial recognition of operating right-of-use assets	35,318	—
Initial recognition of lease liabilities related to operating right-of-use assets	37,922	—
Cash paid for amounts included in the measurement of lease liabilities for operating leases	4,629	—

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Organization and Basis of Presentation
Organization

JBG SMITH Properties ("JBG SMITH") was organized as a Maryland real estate investment trust ("REIT") on October 27, 2016 for the purpose of receiving, via the spin-off on July 17, 2017 (the "Separation"), substantially all of the assets and liabilities of Vornado Realty Trust's ("Vornado") Washington, D.C. segment. On July 18, 2017, JBG SMITH acquired the management business and certain assets and liabilities (the "JBG Assets") of The JBG Companies ("JBG") (the "Combination"). The Separation and the Combination are collectively referred to as the "Formation Transaction." JBG SMITH is hereinafter referred to as "we," "us," "our" or similar terms. References to "our share" refers to our ownership percentage of consolidated and unconsolidated assets in real estate ventures. Substantially all of our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of September 30, 2019, we, as its sole general partner, controlled JBG SMITH LP and owned 89.8% of its common limited partnership units ("OP Units").
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
As of September 30, 2019, our Operating Portfolio consists of 61 operating assets comprising 45 commercial assets totaling approximately 12.7 million square feet (11.0 million square feet at our share) and 16 multifamily assets totaling 6,321 units (4,537 units at our share). Additionally, we have (i) eight assets under construction comprising four commercial assets totaling approximately 943,000 square feet (821,000 square feet at our share) and four multifamily assets totaling 1,476 units (1,298 units at our share); and (ii) 40 future development assets totaling approximately 21.9 million square feet (18.7 million square feet at our share) of estimated potential development density.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission.
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
References to the financial statements refer to our condensed consolidated financial statements as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018. References to the balance sheets refer to our condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018. References to the statements of operations refer to our condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018. References to the statements of comprehensive income (loss) refer to our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018. References to the statements of cash flows refer to our condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation as follows:

•
Reclassification of parking income totaling $6.4 million and $19.3 million previously included in "Property rentals" for the three and nine months ended September 30, 2018 to "Other income" in the statements of operations.

•	Reclassification of tenant reimbursements totaling $9.7 million and $28.7 million for the three and nine months ended September 30, 2018 to "Property rentals" in the statements of operations.

•
Reclassification of $4.2 million and $12.5 million of expenses incurred in the operation and management of our properties that were previously included in "General and administrative expense: corporate and other" for the three and nine months ended September 30, 2018 to "Property operating expenses" in the statements of operations.

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
(iii) the inclusion as a deduction to revenue, as of January 1, 2019, of the impact of previously recognized revenue deemed improbable of collection. Such amounts were previously recognized within "Property operating expense" in the statements of operations; and
(iv) the change, as of January 1, 2019, in our capitalization policy for direct leasing costs to include only incremental costs associated with successful leasing arrangements, which would not have been incurred if the leasing arrangements had not been obtained. As a result, we no longer capitalize internal leasing costs, which are now expensed as incurred within "Corporate and other - general and administrative costs" in the statements of operations. Internal leasing costs capitalized for the three and nine months ended September 30, 2018 totaled $1.5 million and $4.3 million.
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

The following is a summary of revenue from our non-cancellable leases included in the statements of operations:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands)
Property rentals:
Fixed	$114,538	$342,268
Variable	9,425	23,434
Total	$123,963	$365,702

As of September 30, 2019, the undiscounted cash flows to be received from lease payments under our operating leases on an annual basis for the next five years and thereafter are as follows:

Year ending December 31,	Amount
(In thousands)
2019 (1)	$101,929
2020	367,750
2021	307,251
2022	273,711
2023	235,298
2024	208,243
Thereafter	1,109,914

______________

(1)	Amount is for the remainder of 2019.
As of December 31, 2018, future base rental revenue under our non-cancellable operating leases, as determined under Topic 840, were as follows:

Year ending December 31,	Amount
(In thousands)
2019	$377,427
2020	321,205
2021	287,463
2022	256,352
2023	215,203
Thereafter	1,188,767

Lessee Accounting
We are obligated under non-cancellable operating leases, including ground leases on certain of our properties through 2061 and our corporate office leases. When a renewal option is included within a lease, we assess whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Lease payments associated with renewal periods that we are reasonably certain will be exercised are included in the measurement of the corresponding lease liability and right-of-use asset. Rent expense for our operating leases is recognized on a straight-line basis over the expected lease term and is included in our statements of operations in either "Property operating expense" or "General and administrative expense" depending on the nature of the lease. Further, we are also obligated under a non-cancellable ground lease, which we classify as a finance lease. Because ownership of the land associated with this finance lease is reasonably certain to transfer to us upon the conclusion of the lease, we recorded $16.0 million to "Land and improvements" on our balance sheet when the lease commenced in 2017.

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
As of September 30, 2019, the weighted average discount rate used in calculating lease liabilities for our active operating and finance leases were 5.3% and 5.8%, which have weighted average remaining lease terms of 20.7 years and 7.3 years.
As of September 30, 2019, future minimum lease payments under our non-cancellable operating and finance leases are as follows:

Year ending December 31,	Operating	Finance
	(In thousands)
2019 (1)	$1,573	$266
2020	6,272	1,073
2021	6,201	1,095
2022	5,257	1,117
2023	2,000	1,139
2024	2,061	1,162
Thereafter	36,579	15,977
Total future minimum lease payments	59,943	21,829
Imputed interest	(25,403)	(6,228)
Total (2)	$34,540	$15,601
______________

(1)	Amounts are for the remainder of 2019.

(2)
The total for operating leases of $34.5 million corresponds to lease liabilities related to operating right-of-use assets and the total for finance leases of $15.6 million represents our finance lease liability, both of which are included in "Other liabilities, net" as of September 30, 2019. See Note 8 for additional information.

As of December 31, 2018, future minimum rental payments under our non-cancellable operating leases, capital leases and lease assumption liabilities, as determined under Topic 840, were as follows:

Year ending December 31,	Amount
(In thousands)
2019	$13,991
2020	13,710
2021	13,395
2022	12,554
2023	9,489
Thereafter	55,780
Total	$118,919

For the three and nine months ended September 30, 2019, we incurred $662,000 and $1.9 million of fixed operating and finance lease costs and $437,000 and $1.3 million of variable operating lease costs.

3.    Acquisition, Dispositions and Assets Held for Sale
Acquisition
We have agreed, subject to customary closing conditions, to acquire F1RST Residences, a 325-unit multifamily asset in the Ballpark submarket of Washington, D.C. with approximately 21,000 square feet of street level retail, for a purchase price of approximately $160.5 million. The multifamily portion of the building is 95.4% occupied as of September 30, 2019. We expect the transaction to close by the end of 2019. We intend to use F1RST Residences as a replacement property in a like-kind exchange for the expected proceeds from the sale of Metropolitan Park to Amazon.com, Inc. ("Amazon").
Dispositions
The following is a summary of disposition activity for the nine months ended September 30, 2019:

Date Disposed	Assets	Segment	Location	Total Square Feet	Gross Sales Price	Cash Proceeds from Sale	Gain on Sale of Real Estate
					(In thousands)
February 4, 2019	Commerce Executive / Commerce Metro Land (1) (2)	Commercial / Other	Reston, Virginia	388,562	$114,950	$117,676	$39,033
July 31, 2019	1600 K Street	Commercial	Washington, D.C.	82,653	43,000	40,134	8,088
Total				471,215	$157,950	$157,810	$47,121
______________

(1)	The sale also included approximately 894,000 square feet of estimated potential development density. The sale was part of a reverse like-kind exchange. See Note 5 for additional information.

(2)	Cash proceeds include the reimbursement of $4.0 million of tenant improvement costs and leasing commissions paid by us prior to the closing.

Assets Held for Sale

As of September 30, 2019 and December 31, 2018, we had certain real estate properties that were classified as held for sale. The amounts included in "Assets held for sale" in our balance sheets primarily represent the carrying value of real estate. The following is a summary of assets held for sale:

Assets	Segment	Location	Total Square Feet	Assets Held for Sale	Liabilities Related to Assets Held for Sale
				(In thousands)
September 30, 2019
Pen Place (1)	Other	Arlington, Virginia	—	$74,107	$—
Metropolitan Park (1)	Other	Arlington, Virginia	—	94,713	66
			—	$168,820	$66

December 31, 2018
Commerce Executive / Commerce Metro Land (2)	Commercial	Reston, Virginia	388,562	$78,981	$3,717
_______________

(1)
In March 2019, we entered into agreements for the sale of Pen Place and Metropolitan Park, future development assets having an aggregate estimated potential development density of up to approximately 4.1 million square feet, for approximately $293.9 million, subject to customary closing conditions.

(2)	As noted above, we sold Commerce Executive/Commerce Metro Land in February 2019.

4.    Investments in Unconsolidated Real Estate Ventures
The following is a summary of the composition of our investments in unconsolidated real estate ventures:

Real Estate Venture Partners	Ownership Interest (1)	September 30, 2019	December 31, 2018
		(In thousands)
CPPIB	55.0%	$101,465	$97,521
Landmark	1.8% - 49.0%	78,979	84,320
CBREI Venture	5.0% - 64.0%	69,699	73,776
Berkshire Group	50.0%	45,974	43,937
Brandywine	30.0%	13,895	13,777
CIM Group and Pacific Life Insurance Company	16.7%	10,614	9,339
Other		294	208
Total investments in unconsolidated real estate ventures		$320,920	$322,878
_______________

(1)	Ownership interests as of September 30, 2019. We have multiple investments with certain venture partners with varying ownership interests.

As of September 30, 2019 and December 31, 2018, we had a zero investment balance in the real estate venture that owns 1101 17th Street and suspended the equity method of accounting as of June 30, 2018. We will recognize as income any future distributions from the venture until our share of unrecorded earnings and contributions exceeds the cumulative excess distributions previously recognized in income. During the nine months ended September 30, 2019, we recognized income of $6.4 million related to distributions from this venture, which is included in "Income from unconsolidated real estate ventures, net" in our statement of operations. During the nine months ended September 30, 2018, we recognized the $5.4 million of negative investment balance as income within "Income from unconsolidated real estate ventures, net" in our statements of operations as a result of the venture refinancing a mortgage payable collateralized by the property and eliminating certain principal guaranty provisions that had been included in the prior loan. For the three and nine months ended September 30, 2018, we recognized income of $890,000 related to a distribution from 1101 17th Street, which is included in "Income from unconsolidated real estate ventures, net" in our statement of operations.

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted Average Effective Interest Rate (1)	September 30, 2019	December 31, 2018
		(In thousands)
Variable rate (2)	4.65%	$627,787	$461,704
Fixed rate (3)	3.97%	548,591	665,662
Unconsolidated real estate ventures - mortgages payable		1,176,378	1,127,366
Unamortized deferred financing costs		(1,905)	(1,998)
Unconsolidated real estate ventures - mortgages payable, net (4)		$1,174,473	$1,125,368
______________

(1)	Weighted average effective interest rate as of September 30, 2019.

(2)	Includes variable rate mortgages payable with interest rate cap agreements.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

(4)	See Note 15 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of the financial information for our unconsolidated real estate ventures:

	September 30, 2019	December 31, 2018
Combined balance sheet information:	(In thousands)
Real estate, net	$2,118,483	$2,050,985
Other assets, net (1)	192,128	169,264
Total assets	$2,310,611	$2,220,249

Borrowings, net	$1,174,473	$1,125,368
Other liabilities, net (1)	138,737	94,845
Total liabilities	1,313,210	1,220,213
Total equity	997,401	1,000,036
Total liabilities and equity	$2,310,611	$2,220,249
______________

(1)
On January 1, 2019, our unconsolidated real estate ventures adopted Topic 842, which required the ventures to record operating right-of-use assets totaling $52.4 million and related lease liabilities totaling $44.1 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Combined income statement information:	(In thousands)
Total revenue	$65,110	$76,247	$199,897	$236,938
Operating income	10,925	6,861	21,034	23,719
Net loss	(3,602)	(6,970)	(20,289)	(12,159)

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

Unconsolidated VIEs
As of September 30, 2019 and December 31, 2018, we had interests in entities deemed to be VIEs that are in the development stage and do not hold sufficient equity at risk or conduct substantially all their operations on behalf of an investor with disproportionately few voting rights. Although we are engaged to act as the managing partner in charge of day-to-day operations of these investees, we are not the primary beneficiary of these VIEs as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE’s performance. We account for our investment in these entities under the equity method. As of September 30, 2019 and December 31, 2018, the net carrying amounts of our investment in these entities were $235.1 million and $232.8 million, which are included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs is included in "Income from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees. See Note 15 for additional information.

Consolidated VIEs

JBG SMITH LP is our most significant consolidated VIE. We hold the majority limited partnership interest in the operating partnership, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management.
The noncontrolling interests of the operating partnership do not have substantive liquidation rights, substantive kick-out rights without cause, or substantive participating rights that could be exercised by a simple majority of noncontrolling interest limited partners (including by such a limited partner unilaterally). Because the noncontrolling interest holders do not have these rights, the operating partnership is a VIE. As general partner, we have the power to direct the core activities of the operating partnership that most significantly affect its performance, and through our majority interest in the operating partnership have both the right to receive benefits from and the obligation to absorb losses of the operating partnership. Accordingly, we are the primary beneficiary of the operating partnership and consolidate the operating partnership in our financial statements. As we conduct our business and hold our assets and liabilities through the operating partnership, the total assets and liabilities of the operating partnership comprise substantially all of our consolidated assets and liabilities.
In conjunction with the acquisition of Potomac Yard Land Bay H located in Alexandria, Virginia in December 2018, we entered into a reverse like-kind exchange agreement with a third-party intermediary. Until the earlier of the termination of the exchange agreement or 180 days after the acquisition date, the third-party intermediary was the legal owner of the entity that owned this property. The agreement that governed the operations of this entity provided us with the power to direct the activities that most significantly impacted the entity's economic performance. This entity was deemed a VIE as of December 31, 2018 primarily because it may not have had sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. We determined we were the primary beneficiary of the VIE as a result of having the power to direct the activities that most significantly impact its economic performance and the obligation to absorb losses, as well as the right to receive benefits, that could be potentially significant to the VIE. Accordingly, we consolidated the property and its operations as of the acquisition date. Legal ownership of this entity was transferred to us by the third-party intermediary after the sale of Commerce Executive/Commerce Metro Land in February 2019.

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

As of September 30, 2019, excluding the operating partnership, we consolidated one VIE with total assets and liabilities of $122.1 million and $17.0 million. As of December 31, 2018, excluding the operating partnership, we consolidated two VIEs with total assets and liabilities of $94.8 million and $43.4 million.
6.    Other Assets, Net
The following is a summary of other assets, net:

	September 30, 2019	December 31, 2018
	(In thousands)
Deferred leasing costs, net	$143,590	$129,601
Lease intangible assets, net	24,084	34,390
Other identified intangible assets, net	50,395	55,469
Operating right-of-use assets, net (1)	31,795	—
Prepaid expenses	20,011	6,482
Deferred financing costs on credit facility, net	3,392	4,806
Deposits	12,135	3,633
Derivative agreements, at fair value	—	10,383
Other	16,358	20,230
Total other assets, net	$301,760	$264,994

______________

(1)	Related to our adoption of Topic 842 on January 1, 2019. See Note 2 for additional information.

7.    Debt
Mortgages Payable
The following is a summary of mortgages payable:

	Weighted Average Effective Interest Rate (1)	September 30, 2019	December 31, 2018
		(In thousands)
Variable rate (2)	3.67%	$14,000	$308,918
Fixed rate (3)	4.20%	1,347,840	1,535,734
Mortgages payable		1,361,840	1,844,652
Unamortized deferred financing costs and premium/ discount, net		(3,269)	(6,271)
Mortgages payable, net		$1,358,571	$1,838,381
__________________________

(1)	Weighted average effective interest rate as of September 30, 2019.

(2)	Includes a variable rate mortgage payable with an interest rate cap agreement as of December 31, 2018.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
As of September 30, 2019 and December 31, 2018, the net carrying value of real estate collateralizing our mortgages payable, excluding assets held for sale, totaled $1.8 billion and $2.3 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain of our mortgages payable are recourse to us. See Note 15 for additional information.
During the nine months ended September 30, 2019, we repaid mortgages payable with an aggregate principal balance of $475.1 million, which resulted in a loss on the extinguishment of debt of $1.9 million, which is recognized within "Loss on extinguishment of debt" in the statement of operations.
As of September 30, 2019 and December 31, 2018, we had various interest rate swap and cap agreements with an aggregate notional value of $1.1 billion and $1.3 billion on certain of our mortgages payable. See Note 13 for additional information.
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
As of September 30, 2019 and December 31, 2018, we had interest rate swaps with an aggregate notional value of $100.0 million, which effectively convert the variable interest rate applicable to our Tranche A-1 Term Loan to a fixed interest rate. As of September 30, 2019, we had interest rate swaps with an aggregate notional value of $137.6 million, which effectively convert the variable interest rate applicable to a portion of the outstanding balance of our Tranche A-2 Term Loan to a fixed interest rate.

The following is a summary of amounts outstanding under the credit facility:

	Interest Rate (1)	September 30, 2019	December 31, 2018
		(In thousands)
Revolving credit facility (2) (3) (4)	3.12%	$—	$—

Tranche A-1 Term Loan (5)	3.32%	$100,000	$100,000
Tranche A-2 Term Loan (5)	3.82%	200,000	200,000
Unsecured term loans		300,000	300,000
Unamortized deferred financing costs, net		(2,876)	(2,871)
Unsecured term loans, net		$297,124	$297,129
__________________________

(1)	Interest rate as of September 30, 2019.

(2)	As of September 30, 2019 and December 31, 2018, letters of credit with an aggregate face amount of $2.4 million and $5.7 million were provided under our revolving credit facility.

(3)	As of September 30, 2019 and December 31, 2018, net deferred financing costs related to our revolving credit facility totaling $3.4 million and $4.8 million were included in "Other assets, net."

(4)	The interest rate for the revolving credit facility excludes a 0.15% facility fee.

(5)	The interest rate includes the impact of interest rate swap agreements.

8.    Other Liabilities, Net
The following is a summary of other liabilities, net:

	September 30, 2019	December 31, 2018
	(In thousands)
Lease intangible liabilities, net	$12,243	$14,098
Prepaid rent	25,810	21,998
Lease assumption liabilities	21,856	23,105
Lease incentive liabilities	26,317	9,317
Lease liabilities related to operating right-of-use assets (1)	34,540	—
Finance lease liability	15,601	15,704
Security deposits	16,573	17,696
Environmental liabilities	17,898	17,898
Ground lease deferred rent payable (2)	—	3,510
Deferred tax liability	6,250	6,878
Dividends payable	—	45,193
Derivative agreements, at fair value	27,577	1,723
Other	1,040	4,486
Total other liabilities, net	$205,705	$181,606

__________________________

(1)	Related to our adoption of Topic 842 on January 1, 2019. See Note 2 for additional information.

(2)
In connection with our adoption of Topic 842 on January 1, 2019, the ground lease deferred rent payable balance as of December 31, 2018 was included in the initial determination of the operating right-of-use assets. See Note 2 for additional information.

9.    Redeemable Noncontrolling Interests
JBG SMITH LP
A portion of the OP Units held by persons other than JBG SMITH became redeemable for cash or, at our election, our common shares beginning on August 1, 2018, subject to certain limitations. During the nine months ended September 30, 2019, unitholders redeemed 1.7 million OP Units, which we elected to redeem for an equivalent number of our common shares. As of September 30, 2019, outstanding OP Units totaled 15.2 million, representing a 10.2% ownership interest in JBG SMITH LP. On our balance sheets, our vested or outstanding redeemable noncontrolling interests are presented at the higher of their redemption value at the end of each reporting period or their carrying value, with such adjustments recognized in "Additional paid-in capital." Redemption value per OP Unit is equivalent to the market value of one of our common shares at the end of the period.
Consolidated Real Estate Venture
We are a partner in a real estate venture that owns an under construction multifamily asset located at 965 Florida Avenue in Washington, D.C. Pursuant to the terms of the real estate venture agreement, we will fund all capital contributions until our ownership interest reaches a maximum of 97.0%. Our partner can redeem its interest for cash two years after delivery, but no later than seven years subsequent to delivery. As of September 30, 2019, we held a 94.2% ownership interest in the real estate venture.
Below is a summary of the activity of redeemable noncontrolling interests:

	Three Months Ended September 30,
	2019			2018
	JBG SMITH LP	Consolidated Real Estate Venture	Total	JBG SMITH LP	Consolidated Real Estate Venture	Total
	(In thousands)
Balance as of beginning of period	$568,242	$5,986	$574,228	$659,716	$5,907	$665,623
OP Unit redemptions	—	—	—	(109,208)	—	(109,208)
Net income attributable to redeemable noncontrolling interests	1,172	—	1,172	3,552	—	3,552
Other comprehensive income (loss)	(803)	—	(803)	696	—	696
Contributions (distributions)	(3,831)	—	(3,831)	(4,106)	—	(4,106)
Share-based compensation expense	14,320	—	14,320	12,298	—	12,298
Adjustment to redemption value	1,446	—	1,446	(6,537)	—	(6,537)
Balance as of end of period	$580,546	$5,986	$586,532	$556,411	$5,907	$562,318

	Nine Months Ended September 30,
	2019			2018
	JBG SMITH LP	Consolidated Real Estate Venture	Total	JBG SMITH LP	Consolidated Real Estate Venture	Total
	(In thousands)
Balance as of beginning of period	$552,159	$5,981	$558,140	$603,717	$5,412	$609,129
OP Unit redemptions	(57,318)	—	(57,318)	(109,208)	—	(109,208)
Long-term incentive partnership units ("LTIP Units") issued in lieu of cash bonuses (1)	3,954	—	3,954	—	—	—
Net income (loss) attributable to redeemable noncontrolling interests	4,266	5	4,271	6,537	(5)	6,532
Other comprehensive income (loss)	(3,689)	—	(3,689)	3,406	—	3,406
Contributions (distributions)	(7,670)	—	(7,670)	(8,763)	500	(8,263)
Share-based compensation expense	45,937	—	45,937	39,376	—	39,376
Adjustment to redemption value	42,907	—	42,907	21,346	—	21,346
Balance as of end of period	$580,546	$5,986	$586,532	$556,411	$5,907	$562,318

__________________________

(1)	See Note 10 for additional information.

10.     Share-Based Payments and Employee Benefits

LTIP and Time-Based LTIP Units
During the nine months ended September 30, 2019, we granted 351,982 LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") to management and other employees with a weighted average grant-date fair value of $34.26 per unit that vest primarily over four years, 25.0% per year, subject to continued employment. Compensation expense for these units is being recognized primarily over a four-year period. The aggregate grant-date fair value of these Time-Based LTIP Units granted during the nine months ended September 30, 2019 was $12.1 million valued using Monte Carlo simulations.
During the nine months ended September 30, 2019, we granted 91,636 of fully vested LTIP Units, with a grant-date fair value of $34.21 per unit, to certain executives who elected to receive all or a portion of their cash bonus paid in 2019, related to 2018 service, as LTIP Units. Compensation expense totaling $3.1 million for these LTIP Units was recognized in 2018.

In May 2019, as part of their annual compensation, we granted a total of 50,159 fully vested LTIP Units to certain of our trustees with an aggregate grant-date fair value of $1.8 million.
The significant assumptions used to value LTIP and Time-Based LTIP Units included:

Expected volatility	18.0% to 24.0%
Risk-free interest rate	2.3% to 2.6%
Post-grant restriction periods	2 to 3 years
Performance-Based LTIP Units
During the nine months ended September 30, 2019, we granted 478,411 LTIP Units with performance-based vesting requirements ("Performance-Based LTIP Units") to management and other employees with a weighted average grant-date fair value of $19.49 per unit. Our Performance-Based LTIP Units have a three-year performance period. Fifty percent of any Performance-Based LTIP Units that are earned vest at the end of the three-year performance period and the remaining 50% on the fourth anniversary of the date of grant, subject to continued employment.
The aggregate grant-date fair value of the Performance-Based LTIP Units granted during the nine months ended September 30, 2019 was $9.3 million valued using Monte Carlo simulations. Compensation expense for the Performance-Based LTIP Units is being recognized over a four-year period. The significant assumptions used to value the Performance-Based LTIP Units included:

Expected volatility	19.0% to 23.0%
Dividend yield	2.3% to 2.5%
Risk-free interest rate	2.3% to 2.6%
ESPP
Pursuant to the ESPP, employees purchased 25,575 common shares for $747,000 during the nine months ended September 30, 2019. The significant assumptions used to value the ESPP common shares using the Black-Scholes model included expected volatility (28.0%), dividend yield (2.6%), risk-free interest rate (2.4%) and expected life (six months).

Share-Based Compensation Expense

Share-based compensation expense is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Time-Based LTIP Units	$2,755	$2,520	$8,529	$7,772
Performance-Based LTIP Units	2,016	1,391	6,205	3,898
LTIP Units	—	—	1,000	794
Other equity awards (1)	1,403	989	3,443	2,693
Share-based compensation expense - other	6,174	4,900	19,177	15,157
Formation Awards	1,227	1,375	4,116	4,192
OP Units (2)	6,747	6,943	21,491	22,512
LTIP Units (2)	117	69	340	208
Special Performance-Based LTIP Units (3)	654	—	1,938	—
Special Time-Based LTIP Units (3)	804	—	2,318	—
Share-based compensation related to Formation Transaction and special equity awards (4)	9,549	8,387	30,203	26,912
Total share-based compensation expense	15,723	13,287	49,380	42,069
Less amount capitalized	(406)	(873)	(1,948)	(2,379)
Share-based compensation expense	$15,317	$12,414	$47,432	$39,690

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

As of September 30, 2019, we had $94.7 million of total unrecognized compensation expense related to unvested share-based payment arrangements. This expense is expected to be recognized over a weighted average period of 2.3 years.

11.     Interest Expense

The following is a summary of interest expense included in the statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Interest expense	$18,141	$23,465	$61,449	$69,024
Amortization of deferred financing costs	698	1,043	2,576	3,501
Net loss (gain) on derivative financial instruments not designated as cash flow hedges
Net unrealized	2	287	50	(1,264)
Net realized	—	(135)	—	(135)
Capitalized interest	(8,258)	(5,681)	(23,211)	(14,863)
Interest expense	$10,583	$18,979	$40,864	$56,263

12.     Shareholders' Equity and Earnings Per Common Share

Shareholders' Equity
In April 2019, we closed an underwritten public offering of 11.5 million common shares (including 1.5 million common shares related to the exercise of the underwriters' option to cover overallotments) at $42.00 per share, which generated net proceeds, after deducting the underwriting discounts and commissions and other offering expenses, of $472.8 million. We intend to use the balance sheet capacity generated by the net proceeds of the offering to fund development opportunities and for general corporate purposes.

Earnings Per Common Share
The following summarizes the calculation of basic and diluted earnings per common share and provides a reconciliation of the amounts of net income available to common shareholders used in calculating basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Net income	$10,532	$26,382	$35,452	$45,619
Net income attributable to redeemable noncontrolling interests	(1,172)	(3,552)	(4,271)	(6,532)
Net loss attributable to noncontrolling interests	—	—	—	127
Net income attributable to common shareholders	9,360	22,830	31,181	39,214
Distributions to participating securities	(679)	(153)	(1,674)	(527)
Net income available to common shareholders — basic and diluted	$8,681	$22,677	$29,507	$38,687

Weighted average number of common shares outstanding — basic and diluted	134,127	119,835	129,527	118,588

Earnings per common share:
Basic	$0.06	$0.19	$0.23	$0.33
Diluted	$0.06	$0.19	$0.23	$0.33

The effect of the redemption of OP Units and Time-Based LTIP Units that were outstanding as of September 30, 2019 and 2018 is excluded in the computation of diluted earnings per common share, as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings per share). Since OP Units and Time-Based LTIP Units, which are held by noncontrolling interests, are attributed gains and losses at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average OP Unit and Time-Based LTIP Unit impact are excluded from net income available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted earnings per common share. Performance-Based LTIP Units, Special Performance-Based LTIP Units and Formation Awards, which totaled 4.7 million for the three and nine months ended September 30, 2019 and 3.9 million and 3.8 million for the three and nine months ended September 30, 2018, were excluded from the calculation of diluted earnings per common share as they were antidilutive, but potentially could be dilutive in the future.

13.    Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.
As of September 30, 2019 and December 31, 2018, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized (loss) gain on our derivative financial instruments designated as cash flow hedges was $(27.7) million and $8.3 million as of September 30, 2019 and December 31, 2018 and was recorded in "Accumulated other comprehensive income (loss)" in our balance sheets, of which a portion was reclassified to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $6.3 million as an increase to interest expense. The net unrealized (loss) gain on our derivative financial instruments not designated as cash flow hedges was $(2,000) and $(50,000) for the three and nine months ended September 30, 2019 and $(287,000) and $1.3 million for the three and nine months ended September 30, 2018, and is recorded in "Interest expense" in our statements of operations and "Net unrealized gain on derivative financial instruments not designated as cash flow hedges" in our statements of cash flows.
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
The following are assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
September 30, 2019	(In thousands)
Derivative financial instruments designated as cash flow hedges:
Classified as liabilities in "Other liabilities, net"	$27,577	—	$27,577	—

December 31, 2018
Derivative financial instruments designated as cash flow hedges:
Classified as assets in "Other assets, net"	$7,913	$—	$7,913	$—
Classified as liabilities in "Other liabilities, net"	1,723	—	1,723	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	2,470	—	2,470	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2019 and December 31, 2018, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains and losses included in "Other comprehensive income (loss)'' in our statements of comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 were attributable to the net change in unrealized gains or losses related to the interest rate swaps that were outstanding during those periods, none of which were reported in our statements of operations as the interest rate swaps were documented and qualified as hedging instruments.

Financial Assets and Liabilities Not Measured at Fair Value
As of September 30, 2019 and December 31, 2018, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	September 30, 2019		December 31, 2018
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial liabilities:
Mortgages payable	$1,361,840	$1,404,849	$1,844,652	$1,870,078
Unsecured term loans	300,000	301,076	300,000	300,727

______________________________________
(1) The carrying amount consists of principal only.

The fair value of the mortgages payable and unsecured term loans was determined using Level 2 inputs of the fair value hierarchy.

14.    Segment Information

We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. As of December 31, 2018, we redefined our reportable segments to be aligned with our new method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker ("CODM"), makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we aggregate our operating segments into three reportable segments (commercial, multifamily, and third-party asset management and real estate services) based on the economic characteristics and nature of our assets and services. To conform to the current period presentation, we have reclassified the prior period segment financial data for certain properties that had been classified as part of other to the commercial and multifamily segments, and the elimination of intersegment activity has been included as part of other for the three and nine months ended September 30, 2018. The commercial segment was previously referred to as the office segment.

The CODM measures and evaluates the performance of our operating segments, with the exception of the third-party asset management and real estate services business, based on the net operating income ("NOI") of properties within each segment. NOI includes property rental revenue and other property operating income, and deducts property operating expenses and real estate taxes.

With respect to the third-party asset management and real estate services business, the CODM reviews revenues streams generated by this segment ("Third-party real estate services, including reimbursements"), as well as the expenses attributable to the segment ("General and administrative: third-party real estate services"), which are disclosed separately in the statements of operations. Management company assets primarily consist of management and leasing contracts with a net book value of $33.3 million and $38.6 million and are classified in "Other assets, net" in the balance sheets as of September 30, 2019 and December 31, 2018. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

The following table reflects the reconciliation of net income attributable to common shareholders to consolidated NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income attributable to common shareholders	$9,360	$22,830	$31,181	$39,214
Add:
Depreciation and amortization expense	46,862	46,603	141,576	143,880
General and administrative expense:
Corporate and other	11,015	8,201	34,888	25,218
Third-party real estate services	29,809	20,754	86,585	64,552
Share-based compensation related to Formation Transaction and special equity awards	9,549	8,387	30,203	26,912
Transaction and other costs	2,059	4,126	9,928	12,134
Interest expense	10,583	18,979	40,864	56,263
Loss on extinguishment of debt	—	79	1,889	4,536
Reduction of gain on bargain purchase	—	—	—	7,606
Income tax expense (benefit)	432	(841)	(689)	(1,436)
Net income attributable to redeemable noncontrolling interests	1,172	3,552	4,271	6,532
Less:
Third-party real estate services, including reimbursements	34,587	23,788	91,765	72,278
Other income (1)	2,196	1,708	5,951	4,904
Income (loss) from unconsolidated real estate ventures, net	(1,144)	13,484	647	15,418
Interest and other income (loss), net	(640)	4,091	2,363	5,177
Gain on sale of real estate	8,088	11,938	47,121	45,789
Net loss attributable to noncontrolling interests	—	—	—	127
Consolidated NOI	$77,754	$77,661	$232,849	$241,718
__________________________

(1)
Excludes parking income of $6.3 million and $6.4 million for the three months ended September 30, 2019 and 2018, and $19.5 million and $19.3 million for the nine months ended September 30, 2019 and 2018.

Below is a summary of NOI by segment. Items classified in the Other column include future development assets, corporate entities and the elimination of intersegment activity.

	Three Months Ended September 30, 2019
	Commercial	Multifamily	Other		Total
	(In thousands)
Property rentals revenue	$94,678	$28,946	$339		$123,963
Other property operating income	6,237	94	—		6,331
Total property revenue	100,915	29,040	339		130,294
Property expense:				—
Property operating	27,200	9,490	(890)		35,800
Real estate taxes	12,004	3,552	1,184		16,740
Total property expense	39,204	13,042	294		52,540
Consolidated NOI	$61,711	$15,998	$45		$77,754

	Three Months Ended September 30, 2018
	Commercial	Multifamily	Other	Total
	(In thousands)
Property rentals revenue	$99,011	$27,911	$(342)	$126,580
Other property operating income	6,244	94	29	6,367
Total property revenue	105,255	28,005	(313)	132,947
Property expense:
Property operating	29,815	8,248	318	38,381
Real estate taxes	12,479	3,558	868	16,905
Total property expense	42,294	11,806	1,186	55,286
Consolidated NOI	$62,961	$16,199	$(1,499)	$77,661

	Nine Months Ended September 30, 2019
	Commercial	Multifamily	Other		Total
	(In thousands)
Property rentals revenue	$285,551	$86,069	$(5,918)		$365,702
Other property operating income	19,212	263	—		19,475
Total property revenue	304,763	86,332	(5,918)		385,177
Property expense:				—
Property operating	84,089	25,662	(9,664)		100,087
Real estate taxes	37,257	11,243	3,741		52,241
Total property expense	121,346	36,905	(5,923)		152,328
Consolidated NOI	$183,417	$49,427	$5		$232,849

	Nine Months Ended September 30, 2018
	Commercial	Multifamily	Other	Total
	(In thousands)
Property rentals revenue	$304,756	$80,452	$(809)	$384,399
Other property operating income	18,981	281	84	19,346
Total property revenue	323,737	80,733	(725)	403,745
Property expense:
Property operating	85,862	23,247	(1,106)	108,003
Real estate taxes	39,477	10,721	3,826	54,024
Total property expense	125,339	33,968	2,720	162,027
Consolidated NOI	$198,398	$46,765	$(3,445)	$241,718

The following is a summary of certain balance sheet data by segment:

	Commercial	Multifamily	Other	Total
September 30, 2019	(In thousands)
Real estate, at cost	$3,695,072	$1,798,854	$376,664	$5,870,590
Investments in unconsolidated real estate ventures	174,486	108,625	37,809	320,920
Total assets (1)	3,512,802	1,663,800	845,662	6,022,264
December 31, 2018
Real estate, at cost	$3,634,472	$1,656,974	$501,288	$5,792,734
Investments in unconsolidated real estate ventures	177,173	109,232	36,473	322,878
Total assets (1)	3,707,255	1,528,177	761,853	5,997,285
__________________________

(1)	Includes assets held for sale. See Note 3 for additional information.

15.    Commitments and Contingencies
Insurance
We maintain general liability insurance with limits of $200.0 million per occurrence and in the aggregate, and property and rental value insurance coverage with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of our properties. We also maintain coverage, through our wholly owned captive insurance subsidiary, for a portion of the first loss on the above limits and for both terrorist acts and for nuclear, biological, chemical or radiological terrorism events with limits of $2.0 billion per occurrence. These policies are partially reinsured by third-party insurance providers.
We will continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism. We cannot anticipate what coverage will be available on commercially reasonable terms in the future. We are responsible for deductibles and losses in excess of the insurance coverage, which could be material.
Our debt, consisting of mortgages payable secured by our properties, a revolving credit facility and unsecured term loans, contains customary covenants requiring adequate insurance coverage. Although we believe that we currently have adequate insurance coverage, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. If lenders insist on greater coverage than we are able to obtain, it could adversely affect the ability to finance or refinance our properties.
Construction Commitments
As of September 30, 2019, we have construction in progress that will require an additional $283.8 million to complete ($238.0 million related to our consolidated entities and $45.7 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, issuance and sale of equity securities and available cash.
Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities total $17.9 million as of September 30, 2019 and December 31, 2018, and primarily relate to a liability to remediate pre-existing environmental matters at Potomac Yard Land Bay H, which was acquired in December 2018.

Other
There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (1) guarantee portions of the principal, interest and other amounts in connection with borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings and (3) provide guarantees to lenders and other third parties for the completion of development projects. We customarily have agreements with our outside partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. Amounts that may be required to be paid in future periods in relation to budget overruns or operating losses that are also included in some of our guarantees are not estimable. Guarantees (excluding environmental) terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. At times, we have agreements with our outside partners whereby we agree to reimburse our partner for their share of any payments made by them under certain guarantees. As of September 30, 2019, we had no principal payment guarantees for our unconsolidated real estate ventures.
We also may guarantee portions of the principal, interest and other amounts in connection with the borrowings of our consolidated entities. As of September 30, 2019, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.
As of September 30, 2019, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $47.1 million.
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

16.	Transactions with Vornado and Related Parties
Transactions with Vornado
In connection with the Formation Transaction, we entered into an agreement with Vornado under which Vornado provided operational support for a period that ended July 18, 2019. These services included information technology, financial reporting and payroll services. The charges for these services were based on an hourly or per transaction fee arrangement including reimbursement for overhead and out-of-pocket expenses totaling $931,000 and $3.2 million for the three and nine months ended September 30, 2018. Charges for these services for 2019 were de minimis.
Pursuant to agreements, we are providing Vornado with leasing and property management services for certain of its assets that were not part of the Separation. The total revenue related to these services was $536,000 and $1.5 million for the three and nine months ended September 30, 2019, and $507,000 and $1.6 million for the three and nine months ended September 30, 2018. We believe that the terms of these agreements are comparable to those that would have been negotiated based on market rates.
We have agreements with Building Maintenance Services ("BMS"), a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our properties. We paid BMS $5.5 million and $16.1 million for the three and nine months ended September 30, 2019, and $5.4 million and $15.5 million during the three and nine months ended September 30, 2018, which are included in "Property operating expenses" in our statements of operations.
In connection with the Formation Transaction, we have a Tax Matters Agreement with Vornado. See Note 15 for additional information.
Transactions with JBG Legacy Funds and the Washington Housing Initiative ("WHI")
Our third-party asset management and real estate services business provides fee-based real estate services to third parties, the JBG Legacy Funds and the WHI. We provide services for the benefit of the JBG Legacy Funds that own interests in the assets retained by the JBG Legacy Funds. In connection with the contribution of the JBG Assets to us, the general partner and managing member interests in JBG Legacy Funds that were held by certain former JBG executives (and who became members of our management team and/or Board of Trustees) were not transferred to us and remain under the control of these individuals. In addition, certain members of our senior management and Board of Trustees have an ownership interest in the JBG Legacy Funds and own carried interests in each fund and in certain of our real estate ventures that entitle them to receive cash payments if the fund or real estate venture achieves certain return thresholds.

The WHI was launched by us and the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. To date, the WHI Impact Pool ("Impact Pool") completed closings of capital commitments totaling $93.7 million, which included a commitment from us of $9.1 million. We are the third-party manager for the Impact Pool, which is the social impact investment vehicle of the WHI.
The third-party real estate services revenue, including expense reimbursements, from these JBG Legacy Funds and the Impact Pool was $10.2 million and $28.6 million for the three and nine months ended September 30, 2019, and $8.7 million and $25.6 million for the three and nine months ended September 30, 2018. As of September 30, 2019 and December 31, 2018, we had receivables from the JBG Legacy Funds and the Impact Pool totaling $6.9 million and $3.6 million for such services.
We rent our corporate offices from an unconsolidated real estate venture and incurred expenses totaling $1.3 million and $3.8 million for the three and nine months ended September 30, 2019 and $1.2 million and $3.6 million for the three and nine months ended September 30, 2018, which is recorded in "General and administrative expense" in our statements of operations.

17.	Subsequent Event
In October 2019, our Board of Trustees declared a quarterly dividend of $0.225 per common share, payable on November 29, 2019 to shareholders of record as of November 14, 2019.

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
References to the financial statements refer to our condensed consolidated financial statements as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018. References to the balance sheets refer to our condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018. References to the statements of operations refer to our condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018. References to the statements of cash flows refer to our condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018.
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
Amazon.com, Inc. ("Amazon") has selected sites that we own in National Landing in Northern Virginia as the location of an additional headquarters. To date, Amazon has executed leases totaling approximately 585,000 square feet at four office buildings in our National Landing portfolio. In March 2019, we executed three initial leases with Amazon totaling approximately 537,000 square feet at three of our existing office buildings in National Landing. These three initial leases encompass approximately 88,000 square feet at 241 18th Street South, approximately 191,000 square feet at 1800 South Bell Street, and approximately 258,000 square feet at 1770 Crystal Drive. We expect Amazon to begin moving into 241 18th Street South and 1800 South Bell in 2019, and 1770 Crystal Drive by the end of 2020. In April 2019, we executed a lease with Amazon for an additional approximately 48,000 square feet of short-term office space at 2345 Crystal Drive in National Landing. Amazon took occupancy of the space at 2345 Crystal Drive during the second quarter of 2019 and moved its first employees into National Landing.

In March 2019, we also executed purchase and sale agreements with Amazon for two of our National Landing development sites, Metropolitan Park and Pen Place, which will serve as the initial phase of new construction associated with Amazon’s new headquarters at National Landing. Subject to customary closing conditions, Amazon is expected to pay approximately $293.9 million for the sites, or $72.00 per square foot based on their combined estimated potential development density of up to approximately 4.1 million square feet. In May 2019, Amazon submitted its plans to Arlington County for approval of two new office buildings, totaling 2.1 million square feet, inclusive of over 50,000 square feet of street-level retail with new shops and restaurants, on the Metropolitan Park land sites. We are serving as the developer, property manager and retail leasing agent for Amazon.

In February 2019, the Commonwealth of Virginia enacted an incentives bill, which provides tax incentives to Amazon if it creates up to 37,850 full-time jobs with average salaries of $150,000 or higher in National Landing. As part of the incentive package, we expect $1.8 billion in infrastructure and education investments led by state and local governments.

To date, the Washington Housing Initiative Impact Pool ("Impact Pool") completed closings of capital commitments totaling $93.7 million, which included a commitment from us of $9.1 million. We are the third-party manager for the Impact Pool, which is the social impact investment vehicle of the Washington Housing Initiative ("WHI"). The WHI was launched by us and the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. The mission of the WHI is to preserve or build between 2,000 and 3,000 units of affordable workforce housing in the Washington metro region.
During 2018, we sold, recapitalized or entered into firm contracts to sell approximately $875.0 million of assets that were identified for sale because of their relatively low expected return potential and their high tax basis, enabling better capital retention. The assets sold generated approximately $30.0 million of net operating income ("NOI") in 2018. Subject to market conditions, we have set a goal to sell or recapitalize $400.0 million of assets during 2019. Also, consistent with our approach to capital recycling, in the competitive Washington, D.C. office leasing market, we are focused on retaining tenants and avoiding the costly concessions associated with backfilling vacancy. We believe this approach produces a higher comparable return while better positioning assets for potential sale or recapitalization, and simultaneously de-risking them at a time of greater supply and cyclical downturn risk. The lease renewals we executed in 2017 and 2018 have reduced our NOI in 2019, primarily due to free rent associated with these early renewals. Excluding the impact of any future capital recycling activity, as the free rent in these leases burns off and our under construction assets deliver, we expect our NOI to grow and surpass 2018 levels by the second half of 2020.
As of September 30, 2019, our Operating Portfolio consists of 61 operating assets comprising 45 commercial assets totaling approximately 12.7 million square feet (11.0 million square feet at our share) and 16 multifamily assets totaling 6,321 units (4,537 units at our share). Additionally, we have (i) eight assets under construction comprising four commercial assets totaling approximately 943,000 square feet (821,000 square feet at our share) and four multifamily assets totaling 1,476 units (1,298 units at our share); and (ii) 40 future development assets totaling approximately 21.9 million square feet (18.7 million square feet at our share) of estimated potential development density.
Key highlights of operating results for the three and nine months ended September 30, 2019 included:

•
net income attributable to common shareholders of $9.4 million, or $0.06 per diluted common share, for the three months ended September 30, 2019 as compared to $22.8 million, or $0.19 per diluted common share, for the three months ended

September 30, 2018. Net income attributable to common shareholders of $31.2 million, or $0.23 per diluted common share, for the nine months ended September 30, 2019 as compared to $39.2 million, or $0.33 per diluted common share, for the nine months ended September 30, 2018. Net income attributable to common shareholders for the three and nine months ended September 30, 2019 included gains on sale of real estate of $8.1 million and $47.1 million. Net income attributable to common shareholders for the three and nine months ended September 30, 2018 included gains on the sale of real estate of $11.9 million and $45.8 million, and a gain of $15.5 million due to the sale of our 5% interest in a real estate venture that owned the Investment Building;

•
operating commercial portfolio leased and occupied percentages at our share of 90.2% and 86.8% as of September 30, 2019 compared to 90.3% and 86.0% as of June 30, 2019 and 87.1% and 85.4% as of September 30, 2018;

•
operating multifamily portfolio leased and occupied percentages at our share of 96.5% and 94.9% as of September 30, 2019 compared to 98.0% and 95.0% as of June 30, 2019 and 96.1% and 94.3% as of September 30, 2018;

•
the leasing of approximately 275,000 square feet, or 243,000 square feet at our share, at an initial rent (1) of $45.99 per square foot and a GAAP-basis weighted average rent per square foot (2) of $45.98 for the three months ended September 30, 2019, and 1.5 million square feet, or 1.4 million square feet at our share, at an initial rent (1) of $45.10 per square foot and a GAAP-basis weighted average rent per square foot (2) of $45.77 for the nine months ended September 30, 2019; and

•
a decrease in same store (3) net operating income of 8.4% to $72.0 million for the three months ended September 30, 2019 as compared to $78.6 million for the three months ended September 30, 2018, and a decrease in same store (3) net operating income of 9.5% to $217.7 million for the nine months ended September 30, 2019 as compared to $240.5 million for the nine months ended September 30, 2018.

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

Additionally, investing and financing activity during the nine months ended September 30, 2019 included:

•
the closing of an underwritten public offering of 11.5 million common shares (including 1.5 million common shares related to the exercise of the underwriters' option to cover overallotments) at $42.00 per share, which generated net proceeds, after deducting the underwriting discounts and commissions and other offering expenses, of $472.8 million. We intend to use the balance sheet capacity generated by the net proceeds of the offering to fund development opportunities and for general corporate purposes;

•	the redemption of 1.7 million common limited partnership units ("OP Units") for an equivalent number of our common shares;

•	the sale of two commercial assets for the gross sales price of $158.0 million;

•
the execution of agreements for the sale of Pen Place and Metropolitan Park, development assets having an estimated aggregate potential development density of up to approximately 4.1 million square feet, with Amazon for its additional headquarters, for $293.9 million;

•
the execution of an agreement to acquire F1RST Residences, a 325-unit multifamily asset located in the Ballpark submarket of Washington, D.C. with approximately 21,000 square feet of street level retail for a purchase price of approximately $160.5 million, which we intend to use as a replacement property in a like-kind exchange for the expected proceeds from the sale of Metropolitan Park to Amazon;

•	the repayment of mortgages payable totaling approximately $475.1 million;

•	the payment of dividends totaling $99.7 million that were declared in December 2018, May 2019 and August 2019; and

•	the investment of $294.4 million in development costs, construction in progress and real estate additions.
Activity subsequent to September 30, 2019 included:

•	the declaration of a quarterly dividend of $0.225 per common share, payable on November 29, 2019 to shareholders of record as of November 14, 2019.

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
Results of Operations
During the nine months ended September 30, 2019, we sold Commerce Executive/Commerce Executive Metro Land and 1600 K Street, and during 2018, we sold Summit I and II, the Bowen Building, Executive Tower, 1233 20th Street and the out-of-service portion of Falkland Chase-North, which we will collectively refer to as the "Disposed Properties" in the discussion below.
Comparison of the Three Months Ended September 30, 2019 to 2018
The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended September 30, 2019 as compared to the same period in 2018:

	Three Months Ended September 30,
	2019	2018	% Change
	(In thousands)
Property rentals revenue	$123,963	$126,580	(2.1)%
Third-party real estate services revenue, including reimbursements	34,587	23,788	45.4%
Depreciation and amortization expense	46,862	46,603	0.6%
Property operating expense	35,800	38,381	(6.7)%
Real estate taxes expense	16,740	16,905	(1.0)%
General and administrative expense:
Corporate and other	11,015	8,201	34.3%
Third-party real estate services	29,809	20,754	43.6%
Share-based compensation related to Formation Transaction and special equity awards	9,549	8,387	13.9%
Transaction and other costs	2,059	4,126	(50.1)%
Income (loss) from unconsolidated real estate ventures, net	(1,144)	13,484	(108.5)%
Interest expense	10,583	18,979	(44.2)%
Gain on sale of real estate	8,088	11,938	(32.2)%
Property rentals revenue decreased by approximately $2.6 million, or 2.1%, to $124.0 million in 2019 from $126.6 million in 2018. The decrease was primarily due to a $6.9 million decline in property rentals revenue related to the Disposed Properties and a decrease in revenue at 2101 L Street, 1800 South Bell Street and Courthouse Plaza 1 and 2. The decline in property rentals revenue was partially offset by a combined $2.5 million increase in revenue related to increased occupancy at Central Place Tower and 1221 Van Street, both of which we placed into service during the first quarter of 2018, and an increase in straight line rental revenue primarily related to the ground lease at 1700 M Street executed in the fourth quarter of 2018.
Third-party real estate services revenue, including reimbursements, increased by approximately $10.8 million, or 45.4%, to $34.6 million in 2019 from $23.8 million in 2018. The increase was primarily due to an increase in development fee income and an increase in reimbursement revenue primarily driven by construction management revenue, resulting from an increase in construction projects in 2019, and other service revenue.
Depreciation and amortization expense increased by approximately $259,000, or 0.6%, to $46.9 million in 2019 from $46.6 million in 2018. The increase was primarily due to an aggregate $1.4 million increase in depreciation expense related to Central Place Tower, 1221 Van Street and West Half, which was placed into service in the third quarter of 2019, as well as an increase in tenant improvement depreciation across the portfolio due to an increase in occupancy. These increases were partially offset by a $2.1 million decline in depreciation and amortization expense related to the Disposed Properties.
Property operating expense decreased by approximately $2.6 million, or 6.7%, to $35.8 million in 2019 from $38.4 million in 2018. The decrease was primarily due to a $2.3 million decline in property operating expenses related to the Disposed Properties.
Real estate tax expense decreased by approximately $165,000, or 1.0%, to $16.7 million in 2019 from $16.9 million in 2018. The decrease was primarily due to a $1.1 million decline in real estate taxes attributable to the Disposed Properties and a decrease associated with 1700 M Street as the ground lessor is responsible for real estate taxes, partially offset an increase in real estate taxes related to our properties in National Landing, Central Place Tower and 1221 Van Street.
General and administrative expense: corporate and other increased by approximately $2.8 million, or 34.3%, to $11.0 million in 2019 from $8.2 million in 2018. The increase was primarily due to an increase in share-based compensation expense from the issuance of the 2019 equity awards, an increase in compensation expense as a result of the adoption of Topic 842, which requires the expensing of previously capitalized indirect internal leasing costs, and an increase in overall consulting, legal and marketing expenses.
General and administrative expense: third-party real estate services increased by approximately $9.1 million, or 43.6%, to $29.8 million in 2019 from $20.8 million in 2018. The increase was primarily due to an increase in reimbursable expenses resulting from an increase in construction management projects, an increase in share-based compensation expense from the issuance of the 2019 equity awards and an increase in overall consulting and legal fees.
General and administrative expense: share-based compensation related to Formation Transaction and special equity awards increased by approximately $1.2 million, or 13.9%, to $9.5 million in 2019 from $8.4 million in 2018. The increase was primarily due to share-based compensation associated with the special equity awards issued in the fourth quarter of 2018, with vesting periods of up to five years, related to our successful pursuit of Amazon's additional headquarters in Northern Virginia, partially offset by the vesting of certain awards issued in prior years.
Transaction and other costs of $2.1 million in 2019 consist primarily of $1.0 million of expenses incurred in connection with the Formation Transaction (including integration and severance costs), costs related to other completed, potential and pursued transactions of $535,000 and demolition costs of $503,000 related to 1900 Crystal Drive. Transaction and other costs of $4.1 million in 2018 consist primarily of expenses incurred in connection with the Formation Transaction, including amounts incurred for transition services provided by our former parent, integration costs and severance costs.
Income (loss) from unconsolidated real estate ventures, net decreased by approximately $14.6 million to a loss of $1.1 million in 2019 from income of $13.5 million in 2018. The decrease is primarily due to the sale of our 5% interest in a real estate venture that owned the Investment Building in the third quarter of 2018, resulting in a gain of $15.5 million, and the sale of the Warner Building in the fourth quarter of 2018, partially offset by an increase in income from Wardman Park.
Interest expense decreased by approximately $8.4 million, or 44.2%, to $10.6 million in 2019 from $19.0 million in 2018. The decrease was primarily due to the repayments of mortgages payable during 2018 and 2019. The decrease in interest expense was also due to a $2.6 million increase in capitalized interest related to higher construction spend and additional projects under redevelopment and to a $460,000 decrease related to the Disposed Properties, slightly offset by additional term loan borrowings in 2018.
Gain on the sale of real estate of $8.1 million in 2019 is related to the sale of 1600 K Street. Gain on the sale of real estate of $11.9 million in 2018 is related to the sale of Executive Tower.

Comparison of the Nine Months Ended September 30, 2019 to 2018
The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the nine months ended September 30, 2019 as compared to the same period in 2018:

	Nine Months Ended September 30,
	2019	2018	% Change
	(In thousands)
Property rentals revenue	$365,702	$384,399	(4.9)%
Third-party real estate services revenue, including reimbursements	91,765	72,278	27.0%
Depreciation and amortization expense	141,576	143,880	(1.6)%
Property operating expense	100,087	108,003	(7.3)%
Real estate taxes expense	52,241	54,024	(3.3)%
General and administrative expense:
Corporate and other	34,888	25,218	38.3%
Third-party real estate services	86,585	64,552	34.1%
Share-based compensation related to Formation Transaction and special equity awards	30,203	26,912	12.2%
Transaction and other costs	9,928	12,134	(18.2)%
Income from unconsolidated real estate ventures, net	647	15,418	(95.8)%
Interest expense	40,864	56,263	(27.4)%
Gain on sale of real estate	47,121	45,789	2.9%
Loss on extinguishment of debt	1,889	4,536	(58.4)%
Reduction of gain on bargain purchase	—	7,606	(100.0)%
Property rentals revenue, decreased by approximately $18.7 million, or 4.9%, to $365.7 million in 2019 from $384.4 million in 2018. The decrease was primarily due to a $25.4 million decline in property rentals revenue related to the Disposed Properties and a $2.6 million decline related to properties taken out of service for redevelopment subsequent to June 30, 2018. The decrease in property rental revenue was partially offset by a combined $7.7 million increase in revenue related to Central Place Tower and 1221 Van Street, both of which we placed into service during the first quarter of 2018, and an increase in straight line rental revenue, primarily related to the ground lease at 1700 M Street executed in the fourth quarter of 2018.
Third-party real estate services revenue, including reimbursements, increased by approximately $19.5 million, or 27.0%, to $91.8 million in 2019 from $72.3 million in 2018. The increase was primarily due to an increase in development fee income and reimbursement revenue primarily driven by construction management revenue, resulting from an increase in construction projects in 2019, and other service revenue.
Depreciation and amortization expense decreased by approximately $2.3 million, or 1.6%, to $141.6 million in 2019 from $143.9 million in 2018. The decrease was primarily due to a $9.9 million decrease in depreciation and amortization expense related to the Disposed Properties, partially offset by an increase in depreciation and amortization expense of $4.5 million related to Central Place Tower and 1221 Van Street, and $771,000 related to the acceleration of depreciation for 1800 South Bell Street.
Property operating expense decreased by approximately $7.9 million, or 7.3%, to $100.1 million in 2019 from $108.0 million in 2018. The decrease was primarily due to a $6.8 million decline in property operating expenses related to the Disposed Properties and a $2.1 million reduction associated with properties taken out of service for redevelopment. The decrease in property operating expenses was partially offset by an increase in expenses of $1.3 million related to Central Place Tower and 1221 Van Street.
Real estate tax expense decreased by approximately $1.8 million, or 3.3%, to $52.2 million in 2019 from $54.0 million in 2018. The decrease was primarily due to a $4.8 million decline related to the Disposed Properties and an $896,000 decrease related to properties taken out of service for redevelopment for which we began capitalizing expenses during 2019. The decrease in real estate tax expense was partially offset by a $1.4 million increase related to Central Place Tower and 1221 Van Street and to an increase in real estate taxes related to our properties in National Landing.

General and administrative expense: corporate and other increased by approximately $9.7 million, or 38.3%, to $34.9 million in 2019 from $25.2 million in 2018. The increase was primarily due to an increase in share-based compensation expense from the issuance of the 2019 equity awards, an increase in compensation expense as a result of the adoption of Topic 842, which requires the expensing of previously capitalized indirect internal leasing costs, and an increase in overall consulting, legal and marketing expenses.
General and administrative expense: third-party real estate services increased by approximately $22.0 million, or 34.1%, to $86.6 million in 2019 from $64.6 million in 2018. The increase is primarily due to an increase in reimbursable expenses resulting from an increase in construction management projects, an increase in share-based compensation expense from the issuance of the 2019 equity awards and an increase in overall consulting and legal fees.
General and administrative expense: share-based compensation related to Formation Transaction and special equity awards increased by approximately $3.3 million, or 12.2%, to $30.2 million in 2019 from $26.9 million in 2018. The increase was primarily due to share-based compensation associated with the special equity awards issued in the fourth quarter of 2018, with vesting periods of up to five years, related to our successful pursuit of Amazon's additional headquarters in Northern Virginia, partially offset by the vesting of certain awards issued in prior years.
Transaction and other costs of $9.9 million in 2019 consist of demolition costs of $4.7 million related to 1900 Crystal Drive, expenses incurred in connection with the Formation Transaction (including integration and severance costs) of $4.3 million and costs related to other completed, potential and pursued transactions of $961,000. Transaction and other costs of $12.1 million in 2018 consist primarily of expenses incurred in connection with the Formation Transaction, including amounts incurred for transition services provided by our former parent, integration costs and severance costs.
Income from unconsolidated real estate ventures, net decreased by approximately $14.8 million to $647,000 for 2019 from $15.4 million in 2018. The decrease is primarily due to the sale of our 5% interest in a real estate venture that owned the Investment Building, resulting in a gain of $15.5 million in 2018. The decrease in income from unconsolidated real estate ventures was also due to the sales of the Investment Building and The Warner Building, which was partially offset by a gain from the sales of land parcels held by one of our unconsolidated real estate ventures in 2019.
Interest expense decreased by approximately $15.4 million, or 27.4%, to $40.9 million in 2019 from $56.3 million in 2018. The decrease was primarily due to the repayment of several mortgages payable during 2018 and 2019, a $8.3 million increase in capitalized interest related to higher construction spend and additional projects under redevelopment and a $2.0 million decrease related to the Disposed Properties. The decrease in interest expense was partially offset by additional term loan borrowings in 2018 and the ceasing of capitalized interest for Central Place Tower and 1221 Van Street.
Gain on the sale of real estate of $47.1 million in 2019 is due to the sale of Commerce Executive/Commerce Metro Land and 1600 K Street. Gain on the sale of real estate of $45.8 million in 2018 is primarily related to the sale of Summit I and II, the Bowen Building and Executive Tower.
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

We believe FFO is a meaningful non‑GAAP financial measure useful in comparing our levered operating performance from period-to-period and as compared to similar real estate companies because FFO excludes real estate depreciation and amortization expense and other non-comparable income and expenses, which implicitly assumes that the value of real estate diminishes predictably over time rather than fluctuating based on market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income (computed in accordance with GAAP) as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures used by other companies.
The following reflects the reconciliation of net income attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Net income attributable to common shareholders	$9,360	$22,830	$31,181	$39,214
Net income attributable to redeemable noncontrolling interests	1,172	3,552	4,271	6,532
Net loss attributable to noncontrolling interests	—	—	—	(127)
Net income	10,532	26,382	35,452	45,619
Gain on sale of real estate	(8,088)	(11,938)	(47,121)	(45,789)
Gain on sale of unconsolidated real estate ventures	—	(15,488)	(335)	(15,488)
Real estate depreciation and amortization	44,164	43,945	133,507	136,171
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	4,713	6,345	14,170	18,960
Net (income) loss attributable to noncontrolling interests in consolidated real estate ventures	—	—	(5)	129
FFO attributable to OP Units (1)	51,321	49,246	135,668	139,602
FFO attributable to redeemable noncontrolling interests	(5,705)	(6,631)	(15,502)	(20,057)
FFO attributable to common shareholders (1)	$45,616	$42,615	$120,166	$119,545
FFO per diluted common share	$0.34	$0.36	$0.93	$1.01
Weighted average diluted shares	134,127	119,835	129,527	118,588
_______________

Note: FFO attributable to OP Units and common shareholders for the nine months ended September 30, 2018 has been restated in compliance with the definition established by NAREIT in the NAREIT FFO White Paper - 2018 Restatement issued in 2018.

(1)
Due to our adoption of Topic 842, beginning in 2019, we no longer capitalize internal leasing costs and expense these costs as incurred (such costs were $1.5 million and $4.3 million for the three and nine months ended September 30, 2018).

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

During the nine months ended September 30, 2019, our same store pool changed from prior year due to the exclusion of Commerce Executive and 1600 K Street, which were sold both during 2019, and 2001 Richmond Highway, which is being phased out of service for future development.

Same store NOI decreased by $6.6 million, or 8.4%, and $22.8 million, or 9.5%, for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018. The decrease in same store NOI for the three and nine months ended September 30, 2019, was largely attributable to increased rental abatements, rent reductions and an increase in assumed lease liability payments.

The following table reflects the reconciliation of net income attributable to common shareholders to NOI and same store NOI for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net income attributable to common shareholders	$9,360	$22,830	$31,181	$39,214
Add:
Depreciation and amortization expense	46,862	46,603	141,576	143,880
General and administrative expense:
Corporate and other	11,015	8,201	34,888	25,218
Third-party real estate services	29,809	20,754	86,585	64,552
Share-based compensation related to Formation Transaction and special equity awards	9,549	8,387	30,203	26,912
Transaction and other costs	2,059	4,126	9,928	12,134
Interest expense	10,583	18,979	40,864	56,263
Loss on extinguishment of debt	—	79	1,889	4,536
Reduction of gain on bargain purchase	—	—	—	7,606
Income tax expense (benefit)	432	(841)	(689)	(1,436)
Net income attributable to redeemable noncontrolling interests	1,172	3,552	4,271	6,532
Less:
Third-party real estate services, including reimbursements	34,587	23,788	91,765	72,278
Other income (1)	2,196	1,708	5,951	4,904
Income (loss) from unconsolidated real estate ventures, net	(1,144)	13,484	647	15,418
Interest and other income (loss), net	(640)	4,091	2,363	5,177
Gain on sale of real estate	8,088	11,938	47,121	45,789
Net loss attributable to noncontrolling interests	—	—	—	127
Consolidated NOI	77,754	77,661	232,849	241,718
NOI attributable to unconsolidated real estate ventures at our share	5,500	9,642	15,745	27,893
Non-cash rent adjustments (2)	(10,348)	(1,369)	(25,894)	(3,659)
Other adjustments (3)	3,181	3,179	10,120	11,060
Total adjustments	(1,667)	11,452	(29)	35,294
NOI	76,087	89,113	232,820	277,012
Less: out-of-service NOI loss (4)	(2,189)	(1,357)	(5,193)	(3,526)
Operating portfolio NOI	78,276	90,470	238,013	280,538
Non-same store NOI (5)	6,286	11,855	20,322	40,036
Same store NOI (6)	$71,990	$78,615	$217,691	$240,502

Change in same store NOI	(8.4)%		(9.5)%
Number of properties in same store pool	55		54

___________________________________________________

(1)
Excludes parking income of $6.3 million and $6.4 million for the three months ended September 30, 2019 and 2018, and $19.5 million and $19.3 million for the nine months ended September 30, 2019 and 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Property management fees	$5,758	$6,355	$16,873	$18,773
Asset management fees	3,577	3,720	10,612	11,288
Leasing fees	2,033	1,455	5,331	4,753
Development fees	6,783	2,259	10,912	6,490
Construction management fees	370	590	1,469	2,076
Other service revenue	1,005	185	3,626	1,883
Third-party real estate services revenue, excluding reimbursements	19,526	14,564	48,823	45,263
Reimbursements revenue (1)	15,061	9,224	42,942	27,015
Third-party real estate services revenue, including reimbursements	$34,587	$23,788	$91,765	$72,278
_________________

(1)	Represents reimbursements by third parties for amounts incurred by us, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

The increase in third-party real estate services revenue, including reimbursements, is primarily due to an increase in development fees and reimbursements revenue resulting from an increase in both construction management and development projects conducted on behalf of third-parties during 2019.

Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

Property revenue is calculated as property rentals revenue plus other property operating income (primarily parking income). Property expense is calculated as property operating expenses plus real estate taxes. Consolidated NOI is calculated as total property revenue less total property expense. See Note 14 to the financial statements for the reconciliation of net income attributable to common shareholders to consolidated NOI for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Property revenue:
Commercial	$100,915	$105,255	$304,763	$323,737
Multifamily	29,040	28,005	86,332	80,733
Other (1)	339	(313)	(5,918)	(725)
Total property revenue	130,294	132,947	385,177	403,745

Property expense:
Commercial	39,204	42,294	121,346	125,339
Multifamily	13,042	11,806	36,905	33,968
Other (1)	294	1,186	(5,923)	2,720
Total property expense	52,540	55,286	152,328	162,027

Consolidated NOI:
Commercial	61,711	62,961	183,417	198,398
Multifamily	15,998	16,199	49,427	46,765
Other (1)	45	(1,499)	5	(3,445)
Consolidated NOI	$77,754	$77,661	$232,849	$241,718
_________________

(1)	Includes activity related to future development assets and corporate entities and the elimination of intersegment activity.
Comparison of the Three Months Ended September 30, 2019 to September 30, 2018
Commercial: Property revenue decreased by $4.3 million, or 4.1%, to $100.9 million in 2019 from $105.3 million in 2018. Consolidated NOI decreased by $1.3 million, or 2.0%, to $61.7 million in 2019 from $63.0 million in 2018. The decrease in property revenue and consolidated NOI is primarily due to the sale of the Disposed Properties, an increase in lease incentive amortization in the portfolio, and a decrease in revenue at 2101 L Street and Courthouse Plaza 1 and 2. These decreases were partially offset by an increase in revenue and consolidated NOI from Central Place Tower, which we placed into service during the first quarter of 2018, and the ground lease at 1700 M Street executed in the fourth quarter of 2018.
Multifamily: Property revenue increased by $1.0 million, or 3.7%, to $29.0 million in 2019 from $28.0 million in 2018. Consolidated NOI decreased by $201,000, or 1.2%, to $16.0 million in 2019 from $16.2 million in 2018. The increase in property revenue is primarily due to an increase in occupancy at 1221 Van Street, which we placed into service during the first quarter of 2018. The decrease in consolidated NOI is primarily due to an increase in general property operating expenses, partially offset by the increase in property revenue.
Comparison of the Nine Months Ended September 30, 2019 to 2018
Commercial: Property revenue decreased by $19.0 million, or 5.9%, to $304.8 million in 2019 from $323.7 million in 2018. Consolidated NOI decreased by $15.0 million, or 7.6%, to $183.4 million in 2019 from $198.4 million in 2018. The decrease in property revenue and consolidated NOI is primarily due to the sale of the Disposed Properties and due to rent reductions at 2101 L Street, 2011 Crystal Drive and Courthouse Plaza 1 and 2. These decreases were partially offset by an increase in revenue and consolidated NOI from Central Place Tower, which we placed into service during the first quarter of 2018, and the ground lease at 1700 M Street executed in the fourth quarter of 2018.
Multifamily: Property revenue increased by $5.6 million, or 6.9%, to $86.3 million in 2019 from $80.7 million in 2018. Consolidated NOI increased by $2.7 million, or 5.7%, to $49.4 million in 2019 from $46.8 million in 2018. The increase in property revenue and consolidated NOI is primarily due to an increase in occupancy at 1221 Van Street, which we placed into service during the first quarter of 2018, and an increase in occupancy at RiverHouse Apartments.
Liquidity and Capital Resources
Property rental income is our primary source of operating cash flow and is dependent on a number of factors including occupancy levels and rental rates, as well as our tenants’ ability to pay rent. In addition, our third-party asset management and real estate services business provides fee-based real estate services to third parties, the legacy funds (the "JBG Legacy Funds") formerly organized by JBG and the Impact Pool. Our assets provide a relatively consistent level of cash flow that enables us to pay operating expenses, debt service, recurring capital expenditures, dividends to shareholders and distributions to holders of OP Units. Other sources of liquidity to fund cash requirements include proceeds from financings, asset sales and the issuance and sale of equity securities, including from our "at the market" offering. We anticipate that cash flows from continuing operations and proceeds from financings, recapitalizations and asset sales, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, dividends to shareholders and distributions to holders of OP Units over the next 12 months.
Financing Activities
The following is a summary of mortgages payable:

	Weighted Average Effective Interest Rate (1)	September 30, 2019	December 31, 2018
		(In thousands)
Variable rate (2)	3.67%	$14,000	$308,918
Fixed rate (3)	4.20%	1,347,840	1,535,734
Mortgages payable		1,361,840	1,844,652
Unamortized deferred financing costs and premium/ discount, net		(3,269)	(6,271)
Mortgages payable, net		$1,358,571	$1,838,381
__________________________

(1)	Weighted average effective interest rate as of September 30, 2019.

(2)	Includes a variable rate mortgage payable with an interest rate cap agreement as of December 31, 2018.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
As of September 30, 2019 and December 31, 2018, the net carrying value of real estate collateralizing our mortgages payable, excluding assets held for sale, totaled $1.8 billion and $2.3 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain of our mortgages payable are recourse to us. See Note 15 to the financial statements for additional information.
During the nine months ended September 30, 2019, we repaid mortgages payable with an aggregate principal balance of $475.1 million, which resulted in a loss on the extinguishment of debt of $1.9 million, which is recognized within "Loss on extinguishment of debt" in the statement of operations.
As of September 30, 2019 and December 31, 2018, we had various interest rate swap and cap agreements with an aggregate notional value of $1.1 billion and $1.3 billion on certain of our mortgages payable. See Note 13 to the financial statements for additional information.
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
As of September 30, 2019 and December 31, 2018, we had interest rate swaps with an aggregate notional value of $100.0 million, which effectively convert the variable interest rate applicable to our Tranche A-1 Term Loan to a fixed interest rate. As of September 30, 2019, we had interest rate swaps with an aggregate notional value of $137.6 million, which effectively convert the variable interest rate applicable to a portion of the outstanding balance of our Tranche A-2 Term Loan to a fixed interest rate.

The following is a summary of amounts outstanding under the credit facility:

	Interest Rate (1)	September 30, 2019	December 31, 2018
		(In thousands)
Revolving credit facility (2) (3) (4)	3.12%	$—	$—

Tranche A-1 Term Loan (5)	3.32%	$100,000	$100,000
Tranche A-2 Term Loan (5)	3.82%	200,000	200,000
Unsecured term loans		300,000	300,000
Unamortized deferred financing costs, net		(2,876)	(2,871)
Unsecured term loans, net		$297,124	$297,129
__________________________

(1)	Interest rate as of September 30, 2019.

(2)	As of September 30, 2019 and December 31, 2018, letters of credit with an aggregate face amount of $2.4 million and $5.7 million were provided under our revolving credit facility.

(3)	As of September 30, 2019 and December 31, 2018, net deferred financing costs related to our revolving credit facility totaling $3.4 million and $4.8 million were included in "Other assets, net."

(4)	The interest rate for the revolving credit facility excludes a 0.15% facility fee.

(5)	The interest rate includes the impact of interest rate swap agreements.
Liquidity Requirements
Our principal liquidity needs for the next 12 months and beyond are to fund:

•	normal recurring expenses;

•	debt service and principal repayment obligations, including balloon payments on maturing debt;

•	capital expenditures, including major renovations, tenant improvements and leasing costs;

•	development expenditures;

•	dividends to shareholders and distributions to holders of OP Units and

•	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests therein.
We expect to satisfy these needs using one or more of the following:

•	cash flows from operations;

•	distributions from real estate ventures;

•	cash and cash equivalent balances;

•	proceeds from the issuance and sale of equity securities and

•	proceeds from financings, recapitalizations and asset sales.
We anticipate that cash flows from continuing operations and proceeds from financings, recapitalizations and asset sales, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, dividends to shareholders and distributions to holders of OP Units over the next 12 months.
Contractual Obligations and Commitments
During the nine months ended September 30, 2019, there were no material changes to the contractual obligation information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.
As of September 30, 2019, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $47.1 million.
In October 2019, our Board of Trustees declared a quarterly dividend of $0.225 per common share.

Summary of Cash Flows
The following summary discussion of our cash flows is based on the statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$112,639	$136,661
Net cash (used in) provided by investing activities	(145,438)	88,881
Net cash used in financing activities	(123,013)	(183,890)
Cash Flows for the Nine Months Ended September 30, 2019
Cash and cash equivalents, and restricted cash decreased $155.8 million to $243.7 million as of September 30, 2019 compared to $399.5 million as of December 31, 2018. This decrease resulted from $145.4 million of net cash used in investing activities and $123.0 million of net cash used in financing activities, partially offset by $112.6 million of net cash provided by operating activities. Our outstanding debt was $1.7 billion and $2.1 billion as of September 30, 2019 and December 31, 2018.
Net cash provided by operating activities of $112.6 million primarily comprised: (i) $157.9 million of net income (before $169.6 million of non-cash items and a $47.1 million gain on sale of real estate) and (ii) $1.8 million of return on capital from unconsolidated real estate ventures, partially offset by (iii) $47.1 million of net change in operating assets and liabilities. Non-cash income adjustments of $169.6 million primarily include depreciation and amortization, share-based compensation expense, deferred rent and amortization of lease incentives.
Net cash used in investing activities of $145.4 million primarily comprised: (i) $294.4 million of development costs, construction in progress and real estate additions, partially offset by (ii) $157.8 million of proceeds from the sale of real estate.
Net cash used in financing activities of $123.0 million primarily comprised: (i) $482.8 million of repayments of mortgages payable, (ii) $99.7 million of dividends paid to common shareholders and (iii) $13.6 million of distributions to redeemable noncontrolling interests, partially offset by (iv) $473.5 million of net proceeds from the issuance of common stock.
Cash Flows for the Nine Months Ended September 30, 2018
Cash and cash equivalents, and restricted cash increased $41.7 million to $380.2 million as of September 30, 2018 compared to $338.6 million as of December 31, 2017. This increase resulted from $136.7 million of net cash provided by operating activities and $88.9 million of net cash provided by investing activities, partially offset by $183.9 million of net cash used in financing activities.
Net cash provided by operating activities of $136.7 million primarily comprised: (i) $181.7 million of net income (before $181.9 million of non-cash items and $45.8 million gain on sale of real estate) and (ii) $6.8 million of return on capital from unconsolidated real estate ventures, partially offset by (iii) $51.9 million of net change in operating assets and liabilities. Non-cash adjustments of $181.9 million primarily include depreciation and amortization, share-based compensation expense, reduction of gain on bargain purchase and deferred rent.
Net cash provided by investing activities of $88.9 million primarily comprised: (i) $346.1 million of proceeds from the sale of real estate and (ii) $24.6 million distribution of capital from sale of interest in an unconsolidated real estate venture, partially offset by (iii) $260.4 million of development costs, construction in progress and real estate additions and (iv) $22.7 million of investments in unconsolidated real estate ventures.
Net cash used in financing activities of $183.9 million primarily comprised: (i) $267.3 million of repayments of mortgages payable, (ii) $150.8 million repayment of our revolving credit facility, (iii) $80.2 million of dividends paid to common shareholders and (iv) $13.3 million of distributions to redeemable noncontrolling interests, partially offset by (v) $250.0 million of proceeds from borrowings under our unsecured term loans, (vi) $43.8 million of aggregate proceeds from borrowings under mortgages payable and (vii) $35.0 million of proceeds from borrowings under our revolving credit facility.

Off-Balance Sheet Arrangements
Unconsolidated Real Estate Ventures
We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.
As of September 30, 2019, we have investments in unconsolidated real estate ventures totaling $320.9 million. For the majority of these investments, we exercise significant influence over, but do not control these entities and therefore account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.
From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (1) guarantee portions of the principal, interest and other amounts in connection with borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings and (3) provide guarantees to lenders and other third parties for the completion of development projects. We customarily have agreements with our outside partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. Amounts that may be required to be paid in future periods in relation to budget overruns or operating losses that are also included in some of our guarantees are not estimable. Guarantees (excluding environmental) terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. At times, we have agreements with our outside partners whereby we agree to reimburse our partner for their share of any payments made by them under certain guarantees. As of September 30, 2019, we had no principal payment guarantees for our unconsolidated real estate ventures.
As of September 30, 2019, we expect to fund additional capital to certain of our unconsolidated investments totaling approximately $47.1 million.
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

Commitments and Contingencies
Insurance
We maintain general liability insurance with limits of $200.0 million per occurrence and in the aggregate, and property and rental value insurance coverage with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of our properties. We also maintain coverage, through our wholly owned captive insurance subsidiary, for a portion of the first loss on the above limits and for both terrorist acts and for nuclear, biological, chemical or radiological terrorism events with limits of $2.0 billion per occurrence. These policies are partially reinsured by third-party insurance providers.
We will continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism. We cannot anticipate what coverage will be available on commercially reasonable terms in the future. We are responsible for deductibles and losses in excess of the insurance coverage, which could be material.
Our debt, consisting of mortgages payable secured by our properties, a revolving credit facility and unsecured term loans, contains customary covenants requiring adequate insurance coverage. Although we believe that we currently have adequate insurance coverage, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. If lenders insist on greater coverage than we are able to obtain, it could adversely affect the ability to finance or refinance our properties.
Construction Commitments
As of September 30, 2019, we have construction in progress that will require an additional $283.8 million to complete ($238.0 million related to our consolidated entities and $45.7 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, issuance and sale of equity securities and available cash.

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

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks, and the preparation and issuance of a written report. Soil and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. They may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 15 to the financial statements, environmental liabilities total $17.9 million as of September 30, 2019 and December 31, 2018, and primarily relate to a liability to remediate pre-existing environmental matters at Potomac Yard Land Bay H, which was acquired in December 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	September 30, 2019			December 31, 2018
		Weighted Average Effective Interest Rate	Effect of 1% Change in Base Rates		Weighted Average Effective Interest Rate
	Balance			Balance
Debt (contractual balances):	(Dollars in thousands)
Mortgages payable
Variable rate (1)	$14,000	3.67%	$142	$308,918	4.30%
Fixed rate (2)	1,347,840	4.20%	—	1,535,734	4.09%
	$1,361,840		$142	$1,844,652
Credit facility (variable rate):
Revolving credit facility	$—	3.12%	$—	$—	3.60%
Tranche A-1 Term Loan (3)	100,000	3.32%	—	100,000	3.32%
Tranche A-2 Term Loan (4)	200,000	3.82%	633	200,000	4.05%
Pro rata share of debt of unconsolidated entities (contractual balances):
Variable rate (1)	$227,396	4.91%	$2,306	$146,980	6.19%
Fixed rate (2)	96,060	4.21%	—	152,410	4.44%
	$323,456		$2,306	$299,390
________________

(1)	Includes variable rate mortgages payable with interest rate cap agreements.

(2)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

(3)	As of September 30, 2019 and December 31, 2018, the outstanding balance was fixed by interest rate swap agreements.

(4)	As of September 30, 2019, a portion of the outstanding balance was fixed by interest rate swap agreements with a notional value of $137.6 million.

The fair value of our mortgages payable is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and unsecured term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of September 30, 2019 and December 31, 2018, the estimated fair value of our consolidated debt was $1.7 billion and $2.2 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.
Hedging Activities
To manage, or hedge, our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.
Derivative Financial Instruments Designated as Cash Flow Hedges
Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are designated as cash flow hedges, and are carried at their estimated fair value on a recurring basis. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into "Interest expense" in the period that the hedged forecasted transactions affect earnings. Our cash flow hedges become less than perfectly effective if the critical terms of the hedging instrument and the forecasted transactions do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and interest rates. In addition, we evaluate the default risk of the counterparty by monitoring the creditworthiness of the counterparty. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity.

As of September 30, 2019 and December 31, 2018, we had interest rate swap and cap agreements with an aggregate notional value of $1.0 billion and $786.4 million, which were designated as cash flow hedges. The fair value of our interest rate swaps and caps designated as cash flow hedges consisted of assets totaling $7.9 million as of December 31, 2018, included in "Other assets, net" in our balance sheet, and liabilities totaling $27.6 million and $1.7 million as of September 30, 2019 and December 31, 2018, included in "Other liabilities, net" in our balance sheets.
Derivative Financial Instruments Not Designated as Hedges
Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are considered economic hedges, but not designated as accounting hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains are recorded in "Interest expense" in the statements of operations in the period in which the change occurs. As of September 30, 2019 and December 31, 2018, we had various interest rate swap and cap agreements with an aggregate notional value of $307.7 million and $646.4 million, which were not designated as cash flow hedges. The fair value of our interest rate swaps and caps not designated as hedges primarily consisted of assets totaling $2.5 million as of December 31, 2018, included in "Other assets, net" in our balance sheet.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBG SMITH Properties

Date:	November 5, 2019	/s/ Stephen W. Theriot
Stephen W. Theriot
Chief Financial Officer
(Principal Financial and Accounting Officer)