Form 10-K
period 2019-12-31
JBG SMITH Properties
filed 2020-02-25
CIK 1689796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-37994
JBG SMITH PROPERTIES
________________________________________________________________________________
(Exact name of Registrant as specified in its charter)

Maryland			81-4307010
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

4747 Bethesda Avenue	Bethesda	MD	20814
Suite 200			(Zip Code)
(Address of Principal Executive Offices)
Registrant's telephone number, including area code: (240) 333-3600
_______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $0.01 per share	JBGS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of February 20, 2020, JBG SMITH Properties had 134,882,302 common shares outstanding.
As of June 30, 2019, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $5.1 billion based on the June 30, 2019 closing share price of $39.34 per share on the New York Stock Exchange.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from certain portions of the registrant's definitive proxy statement for its 2020 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

JBG SMITH PROPERTIES
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2019

PART I

ITEM 1. BUSINESS
The Company
JBG SMITH Properties ("JBG SMITH") is a real estate investment trust ("REIT") that owns, operates, invests in, and develops a dynamic portfolio of high-growth mixed-use properties in and around Washington, D.C. Through an intense focus on placemaking, JBG SMITH cultivates vibrant, amenity-rich, walkable neighborhoods throughout the Capital region, including National Landing where it now serves as the exclusive developer for Amazon.com’s ("Amazon") new headquarters. In addition, our third-party asset management and real estate services business provides fee-based real estate services to third parties and the legacy funds (the "JBG Legacy Funds") formerly organized by The JBG Companies ("JBG"). References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures.
As of December 31, 2019, our Operating Portfolio consists of 62 operating assets comprising 44 commercial assets totaling 12.7 million square feet (10.7 million square feet at our share) and 18 multifamily assets totaling 7,111 units (5,327 units at our share). Additionally, we have (i) seven assets under construction comprising four commercial assets totaling 943,000 square feet (821,000 square feet at our share) and three multifamily assets totaling 1,011 units (833 units at our share); and (ii) 40 future development assets totaling 21.9 million square feet (18.7 million square feet at our share) of estimated potential development density. We present combined portfolio operating data that aggregates assets that we consolidate in our financial statements and assets in which we own an interest, but do not consolidate in our financial results. For more information regarding our assets, see Item 2 "Properties."
We define "square feet" or "SF" as the amount of rentable square feet of a property that can be rented to tenants, defined as (i) for commercial assets, rentable square footage defined in the current lease and for vacant space the rentable square footage defined in the previous lease for that space, (ii) for multifamily assets, management’s estimate of approximate rentable square feet, (iii) for assets under construction and near-term development assets, management’s estimate of approximate rentable square feet based on current design plans as of December 31, 2019, and (iv) for future development assets, management’s estimate of developable gross square feet based on its current business plans with respect to real estate owned or controlled as of December 31, 2019. "Metro" is the public transportation network serving the Washington, D.C. metropolitan area operated by the Washington Metropolitan Area Transit Authority, and we consider "Metro-served" to be locations, submarkets or assets that are generally within walking distance of a Metro station, defined as being within 0.5 miles of an existing or planned Metro station. "Annualized rent" is defined as (i) for commercial assets, or the retail component of a mixed-use asset, the in-place monthly base rent before free rent, plus tenant reimbursements as of December 31, 2019, multiplied by 12, with triple net leases converted to a gross basis by adding estimated tenant reimbursements to monthly base rent, and (ii) for multifamily assets, or the multifamily component of a mixed-use asset, the in-place monthly base rent before free rent as of December 31, 2019, multiplied by 12. Annualized rent excludes rent from signed but not yet commenced leases.
Corporate Structure and Formation Transaction
JBG SMITH was organized as a Maryland REIT on October 27, 2016 for the purpose of receiving, via the spin-off on July 17, 2017 (the "Separation"), substantially all of the assets and liabilities of Vornado Realty Trust's ("Vornado") Washington, D.C. segment, which operated as Vornado / Charles E. Smith, (the "Vornado Included Assets"). On July 18, 2017, JBG SMITH acquired the management business and certain assets and liabilities (the "JBG Assets") of JBG (the "Combination"). The Separation and the Combination are collectively referred to as the "Formation Transaction." Unless the context otherwise requires, all references to "we," "us," "our" or other similar terms refer to the Vornado Included Assets (our predecessor and accounting acquirer) for periods prior to the Separation and to JBG SMITH for periods after the Separation. Substantially all of our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of December 31, 2019, we, as its sole general partner, controlled JBG SMITH LP and owned 89.9% of its common limited partnership units ("OP Units").
Our Strategy
Our mission is to own and operate a high-growth portfolio of Metro-served, urban-infill office, multifamily and retail assets concentrated in leading urban infill submarkets or with proximity to downtown Washington, D.C. and to grow this portfolio through value-added development and acquisitions. We have significant expertise in office, multifamily and retail product types, our core asset classes. We believe we are known for our creative deal-making and capital allocation skills and for our development and value creation expertise across our core product types.
One of our approaches to value creation uses a series of complementary disciplines through a process we call "Placemaking." Placemaking involves strategically mixing high-quality multifamily and commercial buildings with anchor, specialty and neighborhood retail in a high density, thoughtfully planned and designed public space. Through this process, we create synergies, and thus value, across those varied uses and create unique, amenity-rich, walkable neighborhoods that are desirable and enhance significant tenant and investor demand. We believe that our Placemaking approach will increase occupancy and rental rates in our portfolio, particularly with respect to our concentrated and extensive land and building holdings in National Landing, the newly defined interconnected and walkable neighborhood that encompasses Crystal City, the eastern portion of Pentagon City and the northern portion of Potomac Yard. National Landing is situated across the Potomac River from Washington, D.C., and we believe it is one of the region’s best-located urban mixed-use communities. It is defined by its central and easily accessible location, its adjacency to Reagan National Airport, and its base of existing offices, apartments and hotels.

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
In November 2018, Amazon announced it had selected sites that we own in National Landing in Northern Virginia as the location of an additional headquarters. To date, Amazon has executed leases totaling approximately 857,000 square feet at five office buildings in our National Landing portfolio. In March 2019, we executed three initial leases with Amazon totaling approximately 537,000 square feet at three of our office buildings in National Landing. These three initial leases encompass approximately 88,000 square feet at 241 18th Street South, approximately 191,000 square feet at 1800 South Bell Street, and approximately 258,000 square feet at 1770 Crystal Drive. Amazon began moving into 241 18th Street South and 1800 South Bell in 2019, and we expect Amazon to begin moving into 1770 Crystal Drive by the end of 2020. In April 2019, we executed a lease with Amazon for an additional approximately 48,000 square feet of office space at 2345 Crystal Drive in National Landing. Amazon moved its first employees into 2345 Crystal Drive during the second quarter of 2019. In December 2019, we executed a lease with Amazon for an additional approximately 272,000 square feet of office space at 2100 Crystal Drive in National Landing. We expect Amazon to begin occupying space at 2100 Crystal Drive in late 2020.

In March 2019, we also executed purchase and sale agreements with Amazon for two of our National Landing development sites, Metropolitan Park and Pen Place, which will serve as the initial phase of new construction associated with Amazon’s new headquarters at National Landing. Subject to customary closing conditions, Amazon contracted to acquire these two development sites for an estimated aggregate $293.9 million, or $72.00 per square foot based on their combined estimated potential development density of up to approximately 4.1 million square feet. In May 2019, Amazon submitted its plans to Arlington County for approval of two new office buildings, totaling 2.1 million square feet, inclusive of over 50,000 square feet of street-level retail with new shops and restaurants, on the Metropolitan Park land sites. In January 2020, we sold the Metropolitan Park land sites to Amazon for $155.0 million, which represents an $11.0 million increase over the previously estimated contract value resulting from an increase in the approved development density on the sites. We expect the sale of the Pen Place land site to Amazon to be completed in 2021. We are the developer, property manager and retail leasing agent for Amazon’s new headquarters at National Landing.

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
Our primary business objectives are to maximize cash flow and generate strong risk-adjusted returns for our shareholders. We intend to pursue these objectives through the following strategies:
Focus on High-Growth Mixed-Use Assets in Metro-Served Submarkets in the Washington, D.C. Metropolitan Area. We intend to continue our longstanding strategy of owning and operating assets within urban-infill, Metro-served submarkets in the Washington, D.C. metropolitan area with high barriers to entry and key urban amenities, including being within walking distance of the Metro. These submarkets, which include the District of Columbia; National Landing, the Rosslyn-Ballston Corridor, Reston and Alexandria in Virginia; and Bethesda, Silver Spring and the Rockville Pike Corridor in Maryland, generally feature strong economic and demographic attributes, as well as superior transportation infrastructure that caters to the preferences of our office, multifamily and retail tenants. We believe these positive attributes will allow our assets located in these submarkets to outperform the Washington, D.C. metropolitan area as a whole.
Realize Contractual Embedded Growth. We believe there are substantial near-term growth opportunities embedded in our existing Operating Portfolio, many of which are contractual in nature, including the burn-off of free rent, contractual rent escalators in our non-GSA office and retail leases based on increases in the Consumer Price Index or a fixed percentage, and the commencement of signed but not yet commenced leases. "GSA" refers to the General Services Administration, which is the independent federal government agency that manages real estate procurement for the federal government and federal agencies.

Drive Incremental Growth Through Lease-up of Our Assets. We believe that we are well-positioned to achieve significant internal growth through lease-up of the vacant space in our Operating Portfolio, including certain recently developed assets, given our leasing capabilities and the tenant demand for high-quality space in our submarkets. As of December 31, 2019, we had 44 operating commercial assets totaling 12.7 million square feet (10.7 million square feet at our share), which were 91.4% leased at our share, resulting in 893,000 square feet available for lease.
Deliver Our Assets Under Construction. As of December 31, 2019, we had seven high-quality assets under construction in which we expect to make an estimated incremental investment of $196.9 million at our share. Our assets under construction consist of four commercial assets totaling 943,000 square feet (821,000 square feet at our share) and three multifamily assets totaling 1,011 units (833 units at our share), all of which are Metro-served. We believe these projects provide significant potential for value creation. As of December 31, 2019, 85.1% (86.8% at our share) of our commercial assets under construction were pre-leased. We define "estimated incremental investment" to mean management’s estimate of the remaining cost to be incurred in connection with the development of an asset as of December 31, 2019, including all remaining acquisition costs, hard costs, soft costs, tenant improvements (excluding free rent converted to tenant improvement allowances), leasing costs and other similar costs to develop and stabilize the asset but excluding any financing costs and ground rent expenses.
Develop Our Significant Future Development Pipeline. We have a significant pipeline of opportunities for value creation through ground-up development, with the goal of producing favorable risk-adjusted returns on invested capital. We expect to be active in developing these opportunities while maintaining prudent leverage levels. Our future development pipeline consists of 40 assets. We estimate our future development pipeline can support over 21.9 million square feet (18.7 million square feet at our share), including the approximately 4.1 million square feet under contract for sale to Amazon as of December 31, 2019, of estimated potential development density, with 96.7% of this potential development density being Metro-served based on our share of estimated potential development density. The estimated potential development densities and uses reflect our current business plans as of December 31, 2019 and are subject to change based on market conditions. We characterize our future development pipeline as our assets that are development opportunities on which we do not intend to commence construction within 18 months of December 31, 2019 where we (i) own land or control the land through a ground lease or (ii) are under a long-term conditional contract to purchase or enter into a leasehold interest with respect to land.
Our future development pipeline includes six parcels attached to assets in our Operating Portfolio that would require a redevelopment of 413,000 office and/or retail square feet (315,000 square feet at our share) and 324 multifamily units (185 units at our share), which generated $5.1 million of annualized net operating income ("NOI") at our share for the year ended December 31, 2019, to access 3.7 million square feet (2.5 million square feet at our share) of total estimated potential development density.
Redevelop and Reposition Our Assets. We evaluate our portfolio on an ongoing basis to identify value-creating redevelopment and renovation opportunities, including the addition of amenities, unit renovations and building and landscaping enhancements. We intend to seek to increase occupancy and rents, improve tenant quality and enhance cash flow and value by completing the redevelopment and repositioning of certain of our assets, including the use of our Placemaking process. This approach is facilitated by our extensive proprietary research platform and deep understanding of submarket dynamics. We believe there are significant opportunities to apply our Placemaking process across our portfolio.
Rigorous Approach to Capital Allocation. An important component of maximizing long-term net asset value ("NAV") per share is prudent capital allocation. We evaluate development, acquisition and disposition decisions based on how they impact long-term NAV per share. Because distinct segments of our market present substantial downside risk while others offer attractive upside, our pursuit of long-term NAV growth takes many forms, some of which sit on opposite ends of the risk-taking spectrum. Where we see elevated asset pricing, potential excess supply, and/or limited prospects for future growth, we will likely sell assets. Given the attractive pricing of office assets and our long-term objective of shifting our portfolio toward a 50:50 mix of office and multifamily, we are currently targeting dispositions primarily of office assets in submarkets where we have less concentration and where we anticipate lower growth rates going forward relative to other opportunities within our portfolio. We are also focused on opportunities to turn land assets into income streams or retained capital.
The acquisitions market in the Washington, D.C. area continues to be competitive, and we remain cautious. We expect near-term acquisition activity to be focused on assets with redevelopment potential in emerging growth neighborhoods, as well as assets adjacent to our existing holdings where the combination of sites can add unique value to any new investment. Where there are opportunities to trade out of higher risk assets with extensive capital needs or those outside of our geographic footprint, we will consider like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code").

Third-Party Services Business
Our third-party asset management and real estate services platform provides fee-based real estate services to third parties, the JBG Legacy Funds and the Washington Housing Initiative ("WHI"), which intends to pursue a transformational approach to producing affordable workforce housing and creating sustainable, mixed-income communities in the Washington, D.C. region. Although a significant portion of the assets and interests in assets formerly owned by certain of the JBG Legacy Funds were contributed to us in the Combination, the JBG Legacy Funds retained certain assets that are not consistent with our long-term business strategy. With respect to the JBG Legacy Funds and for most assets that we hold through real estate ventures, we continue to provide the same asset management, property management, construction management, leasing and other services that were provided prior to the Combination by the management business that we acquired in the Combination. Other than the WHI, we do not intend to raise any future investment funds, and the JBG Legacy Funds will be managed and liquidated over time. We expect to continue to earn fees from these funds as they are wound down, as well as from any real estate venture arrangements currently in place and any new real estate venture and/or development arrangements entered into in the future, including with Amazon. We expect the fees from retaining management and leasing of sold assets, Amazon-related fees that we expect to receive and other third-party fee income streams to offset the wind down of the JBG Legacy Fund business over time. Certain individual members of our management team own direct equity co-investment and promote interests in the JBG Legacy Funds that were not contributed to us. As the JBG Legacy Funds are wound down over time, these economic interests will decrease and will be eventually eliminated.
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
Segment Data
We operate in the following business segments: commercial, multifamily and third-party asset management and real estate services. Financial information related to these business segments for each of the three years in the period ended December 31, 2019 is set forth in Note 18 to our consolidated and combined financial statements included herein.
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
Significant Tenants
Only the U.S. federal government accounted for 10% or more of our rental revenue, which consists of property rentals and other property revenue, as follows:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Rental revenue from the U.S. federal government	$86,644	$94,822	$92,192
Percentage of commercial segment rental revenue	21.2%	22.0%	24.0%
Percentage of total rental revenue	16.7%	17.6%	19.4%
Sustainable Business Strategy
Our business values integrate environmental sustainability, social responsibility and strong governance practices throughout our organization, which includes the design and construction of our new developments and the operation of our existing buildings. We believe that by understanding the social and environmental impacts of our business, we are better able to protect asset value, reduce risk and advance initiatives that result in positive social and environmental outcomes creating shared value. Our business model prioritizes maximizing long-term NAV per share. By investing in urban infill and transit-oriented development and strategically mixing high-quality multifamily and commercial buildings with public areas, retail spaces, and walkable streets, we are working to define neighborhoods that deliver benefits to the environment and our community, as well as long-term value to our shareholders.
We remain committed to transparent reporting of environmental, social and governance ("ESG") financial and non-financial indicators. We publish an annual sustainability report that is aligned with the Global Reporting Initiative ("GRI") reporting framework, Sustainable Development Goals, Sustainability Accounting Standards Board (SASB) standards and recommendations set forth by the Task Force on Climate-related Financial Disclosures. More detailed sustainability information, including our strategy, key performance indicators, annual absolute and like-for-like comparisons, achievements and historical environmental, social, governance reports are available on our website at https://www.JBGSMITH.com/About/Sustainability.
We focus on operating efficiency, responding to evolving environmental and social trends, and delivering on the needs of our tenants and communities. We have demonstrated the results of this focus by:

•	Achieving a 4-star rating in the Global Real Estate Sustainability Benchmark (GRESB) Real Estate Assessment and 2019 Global Sector Leader - Diversified - Office/Residential Sector

•	Maintaining oversight of environmental and social matters by the Board of Trustees' Corporate Governance & Nominating Committee

•
Surpassing $104 million in investor commitments to the WHI Impact Pool, which is the social impact investment vehicle of the WHI (the "Impact Pool"), and closing its first investment, a $15.1 million mezzanine loan for the purchase of a residential community in Alexandria, Virginia. We launched the WHI in partnership with the Federal City Council to preserve or build between 2,000 and 3,000 units of affordable workforce housing in the Washington, D.C. region over the next decade.

Our sustainability team works directly with our business units to integrate our ESG principles throughout our operations and investment process. The sustainability team includes our Vice President of Sustainability and a Sustainability Associate. The Vice President reports directly to our Chief Operating Officer. The team is responsible for annual ESG reporting, maintaining building certifications, betterment program design and implementation and coordinating with industry and community partners.

To ensure that our ESG principles are fully integrated into our business practices, Steering Committees, including members of our management team, provide top-down support for the implementation of ESG initiatives. The ESG team provides our Board of Trustees' Corporate Governance & Nominating Committee with periodic updates on ESG strategy.

Energy and Water Management
We believe that the efficient use of resources will result in sustainable long-term growth. We use green building certifications as a verification tool across our portfolio. These certifications demonstrate our commitment to sustainable design and performance. At a minimum we strive to benchmark our assets to help inform capital improvement projects. As of December 31, 2019:

•	69% of all operating assets, based on square footage, have earned at least one green certification:

◦	7.3 million square feet of LEED Certified Commercial Space (69%)

◦	1.6 million square feet of LEED Certified Multifamily Space (37%)

◦	4.4 million square feet of ENERGY STAR Certified Commercial Space (41%)

◦	1.9 million square feet of ENERGY STAR Certified Multi-family Space (42%)

•	84% of our operational assets' energy and water use are benchmarked

Our long-term strategy to reduce energy and water consumption includes operational and capital improvements that align with our business plan and contribute to our sustainability goals. Asset teams review historical performance, conduct energy audits and regularly assess opportunities to achieve efficiency targets. Capital investment planning considers the useful life of equipment, energy and water efficiency, occupant health impacts and maintenance requirements.

We have committed to improve the energy efficiency of our commercial Operating Portfolio by at least 20% over the next 10 years through the Department of Energy Better Buildings Challenge. Our data demonstrates improved energy performance by an average of 2.9% each year since 2014, which is consistent with a cumulative improvement of 10%, and is on track to meet or exceed the improvement goal by 2024. We achieve this through real time energy use monitoring.

Tenant Sustainability Impacts
Customer service is an integral component of real estate management. Our mission includes creating a unique experience at all of our properties where our tenants’ needs are our highest priority. We believe in sustainability as a service — by integrating efficiency and conservation into standard operating practices, we engage on topics that are most impactful to our tenants. We are committed to providing a healthy living and working environment for building occupants. We accomplish this goal through monitoring and improving indoor air quality, eliminating toxic chemicals, providing access to nature and daylight, and encouraging nutrition and fitness.

We are a Green Lease Leader established by the Institute for Market Transformation (IMT) and the U.S. Department of Energy’s (DOE) Better Buildings Alliance. Green Lease Leaders recognizes companies who utilize the leasing process to achieve better collaboration between landlords and tenants with the goal of reducing building energy consumption and operating costs. Our standard lease contains a cost recovery clause for resource efficiency-related capital improvements and requires tenants to provide data for measuring, managing, and reporting sustainability performance. This language covers 100% of our new leases.
Climate Change Adaptation
We take climate change, and the risks associated with climate change, seriously, and we are committed to aligning our investment strategy with science. We stand with our communities, tenants, and fellow shareholders in supporting meaningful solutions that address this global challenge. To develop a more informed view of future climate conditions and further our understanding of the direct physical risks to our properties, we have conducted a climate risk assessment, which includes our operating assets and land holdings in our future development pipeline. The results of this assessment will be presented to senior management, and we expect it will inform our asset management planning and design of our new developments moving forward.

Social Responsibility
We believe the strength of our entire community is central to sustaining the long-term value of our portfolio. We are committed to the economic development of the Washington region through continued investment in our projects and local communities. We recognize, however that new development also fosters challenging growth dynamics, with issues of social equity at the forefront. We strive to work alongside community members, leaders, and local and federal governments to appropriately respond to these challenges. The most recent example of our commitment is the WHI, which we launched in partnership with the Federal City Council. To date, we have committed to invest $10.2 million in the Impact Pool component of the WHI and our Executive Vice President of Social Impact Investing manages this effort.

The WHI is a transformational market-driven approach to producing affordable workforce housing and creating sustainable, mixed-income communities. The WHI is a scalable, market-driven model funded by a unique relationship between philanthropy and private investment. The WHI’s Impact Pool has surpassed $104 million in investor commitments and closed its first investment, a $15.1 million mezzanine loan for the purchase of a residential community in Alexandria, Virginia. The initiatives’ goals include:

•	Preserving or building between 2,000 and 3,000 units of affordable workforce housing in the Washington, D.C. region over the next decade; and

•	Delivering triple bottom line results consisting of environmental and social objectives in addition to financial returns.

We recognize that diversity in our workforce brings valuable perspectives, views and ideas to our organization. We pride ourselves on our strong, collaborative culture, and we strive to create an inclusive and healthy work environment for our employees, which allows us to continue to attract innovative thinkers to our organization. Our workforce comprises 38% females and 55% minorities, and our senior leadership has 41% female representation. Our Board of Trustees comprises 17% females. Our Board of Trustees has made a long‑term commitment to evolve in a direction that reflects the strength and diversity of our national labor force and establish an equal balance between men and women and one that reflects the diversity of our country.

To learn more about our ESG initiatives, please visit JBGSMITH.com/about/sustainability and download our Sustainability Report. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
Environmental Matters
Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of our assets, we may be potentially liable for such costs. The operations of current and former tenants at our assets have involved, or may have involved, the use of hazardous materials or generated hazardous wastes. The release of such hazardous materials and wastes could result in us incurring liabilities to remediate any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may (1) expose us to third-party liability (e.g., for cleanup costs, natural resource damages, bodily injury or property damage), (2) subject our properties to liens in favor of the government for damages and costs the government incurs in connection with the contamination, (3) impose restrictions on the manner in which a property may be used or businesses may be operated, or (4) materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. In addition, our assets are exposed to the risk of contamination originating from other sources. While a property owner may not be responsible for remediating contamination that has migrated onsite from an identifiable and viable offsite source, the contaminant’s presence can have adverse effects on operations and the redevelopment of our assets. To the extent we send contaminated materials to other locations for treatment or disposal, we may be liable for the cleanup of those sites if they become contaminated.
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
Employees
Our headquarters are located at 4747 Bethesda Avenue, Suite 200, Bethesda, MD 20814. As of December 31, 2019, we had 1,017 employees.

Available Information
Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge through our website (www.JBGSMITH.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Also available on our website are copies of our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website. Copies of these documents are also available directly from us free of charge. Our website also includes other financial information, including certain financial measures not in compliance with accounting principles generally accepted in the United States ("GAAP"), none of which is a part of this Annual Report on Form 10-K. Copies of our filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are also available free of charge from us, upon request.

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

Risks Related to Our Business and Operations

Our portfolio of assets is geographically concentrated in the Washington, D.C. metropolitan area and submarkets therein, and particularly concentrated in National Landing, which makes us susceptible to regional and local adverse economic and other conditions such that an economic downturn affecting this area could have a material adverse effect on us.

All our assets are located in the Washington, D.C. metropolitan area. As a result, we are particularly susceptible to adverse economic or other conditions in this market (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, actual or anticipated federal government shutdowns, uncertainties related to federal elections, relocations of businesses, increases in real estate and other taxes, and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters (including earthquakes, floods, storms and hurricanes), potentially adverse effects of climate change and other disruptions that occur in this market (such as terrorist activity or threats of terrorist activity and other events), any of which may have a greater impact on the value of our assets or on our operating results than if we owned a more geographically diverse portfolio. This market has experienced economic downturns in past years. Similar or worse economic downturns in the future could have a material adverse effect on us. We cannot assure you that this market will grow or that underlying real estate fundamentals will be favorable to our asset classes or future development.

Moreover, the same risks that apply to the Washington, D.C. metropolitan area as a whole also apply to the individual submarkets where our assets are located. National Landing makes up more than half of our portfolio based on square footage at our share. Portions of our market, including National Landing, have underperformed other markets in the region with respect to rent growth and occupancy. Any adverse economic or other conditions in the Washington, D.C. metropolitan area, our submarkets, especially National Landing, or any decrease in demand for office, multifamily or retail assets could have a material adverse effect on us.

Our assets and the property development market in the Washington, D.C. metropolitan area are dependent on a metropolitan economy that is heavily reliant on federal government spending, and any actual or anticipated curtailment of such spending could have a material adverse effect on us.

The real estate and property development market in the Washington, D.C. metropolitan area is heavily dependent upon actual and anticipated federal government spending and the professional services and other industries that support the federal government. Any actual or anticipated curtailment of federal government spending, whether due to an actual or potential change of presidential administration or control of Congress, actual or anticipated federal government sequestrations, furloughs or shutdowns, a slowdown of the U.S. and/or global economy or other factors, could have an adverse impact on real estate values and property development in the Washington, D.C. metropolitan area, on demand and willingness to enter into long-term contracts for office space by the federal government and companies dependent upon the federal government, as well as on occupancy rates and annualized rents of multifamily and retail assets by occupants or patrons whose employment is by or related to the federal government. These curtailments in federal spending or changes in federal leasing policy could occur in the future, which could have a material adverse effect on us.

If Amazon invests less than the announced amounts in National Landing or makes such investment over a longer period, our ability to achieve the benefits associated with Amazon's headquarters location in National Landing could be adversely affected, which could have a material adverse effect on us and the market price of our common shares. Furthermore, National Landing could fail to achieve the anticipated collateral financial effect associated with Amazon's headquarters, which could have a material adverse effect on us and the market price of our common shares.

The benefits of Amazon's additional headquarters locating in National Landing that might accrue to us may be less than we, financial or industry analysts or investors anticipate. For example, if Amazon invests less than the announced amounts in National Landing or makes such investment over a longer period than anticipated, or if its business prospects decline, our ability to achieve the benefits associated with Amazon’s headquarters location in National Landing could be adversely affected. Furthermore, Amazon’s headquarters location in National Landing may not have the anticipated collateral financial effect. If we do not achieve the perceived benefits of such location as rapidly or to the extent anticipated by us, financial or industry analysts or investors, we and potentially the market price of our common shares could be adversely affected.

Amazon also currently leases a significant amount of office space from us, all or a substantial portion of which, we expect it will likely vacate following completion of the office buildings it is currently developing on land purchased from us in National Landing. If we are unable to re-lease that space at market rents, it could have a material adverse effect on us and the market price of our common shares.

We derive a significant portion of our revenues from U.S. federal government tenants and we may face additional risks and costs associated with directly managing assets occupied by government tenants.

In the year ended December 31, 2019, approximately 21.2% of the rental revenue from our commercial segment was generated by rentals to federal government tenants, and federal government tenants historically have been a significant source of new leasing for us. In the year ended December 31, 2019, GSA was our largest single tenant, with 67 leases comprising 23.4% of total annualized rent at our share. The occurrence of events that have a negative impact on the demand for federal government office space, such as a decrease in federal government payrolls or a change in policy that prevents governmental tenants from renting our office space, would have a much larger adverse effect on our revenues than a corresponding occurrence affecting other categories of tenants. If demand for federal government office space were to decline, it would be more difficult for us to lease our buildings and could reduce overall market demand and corresponding rental rates, all of which could have a material adverse effect on us.

Lease agreements with these federal government agencies contain provisions required by federal law, which require, among other things, that the lessor of the property agree to comply with certain rules and regulations, including rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data, and certain provisions intending to assist small businesses. We directly manage assets with federal government agency tenants and, therefore, we are subject to additional risks associated with compliance with all applicable federal rules and regulations. In addition, there are certain additional requirements relating to the potential application of equal opportunity provisions and the related requirement to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether these requirements apply to a company that is affiliated with the actual government contractor (the legal entity that is the lessor under a lease with a federal government agency) include whether such company and the government contractor are under common ownership, have common management, and are under common control. We own the entity that is the government contractor and the property manager, increasing the risk that requirements of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and requirements to prepare affirmative action plans pursuant to the applicable executive order may be determined to be applicable to us. Compliance with these regulations is costly and any increase in regulation could increase our costs, which could have a material adverse effect on us.

Capital markets and economic conditions can materially affect our liquidity, financial condition and results of operations, as well as the value of our equity and debt securities.

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
Real estate development and redevelopment activities are a critical element of our business strategy, and we expect to engage in such activities with respect to several of our properties and with properties that we may acquire in the future. To the extent that we do so, we will be subject to risks, including, without limitation:

•	construction or redevelopment costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or unprofitable;

•
time required to complete the construction or redevelopment of a project or to lease-up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;

•	contractor, subcontractor and supplier disputes, strikes, labor disputes, weather conditions or supply disruptions;

•	failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all;

•	delays with respect to obtaining, or the inability to obtain, necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws;

•	occupancy rates and rents of a completed project may not be sufficient to make the project profitable;

•	incurrence of design, permitting and other development costs for opportunities that we ultimately abandon;

•	the ability of prospective real estate venture partners or buyers of our properties to obtain financing; and

•	the availability and pricing of financing to fund our development activities on favorable terms or at all.
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
Our business strategy includes the acquisition of operating properties and properties to be held for development, including in connection with like-kind exchanges under the tax code. We evaluate the market for suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategies. However, we may be unable to acquire properties identified as potential acquisition opportunities on favorable terms, or at all. We may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete. If we are unable to complete planned like-kind exchanges using proceeds from asset dispositions, we will be required to distribute to our shareholders those proceeds rather than reinvest them to grow our portfolio. Even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including the completion of due diligence investigations and other conditions that are not within our control, which may not be satisfied. In addition, we may be unable to finance the acquisition on favorable terms or at all. Furthermore, if we acquire assets in new markets or asset classes where we do not have the same level of market knowledge or experience as with our current markets and asset classes, then we may experience weaker than anticipated performance. Our inability to identify, negotiate, finance or consummate property acquisitions, or acquire properties on favorable terms, or at all, could impede our growth and have a material adverse effect on us.

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

As of December 31, 2019, approximately 11.8% of our assets measured by total square feet at our share were held through real estate ventures, and we expect to co-invest in the future with other third parties through partnerships, real estate ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, real estate venture or other entity. In particular, we may use real estate ventures as a significant source of equity capital to fund our development strategy. Consequently, with respect to any such third-party arrangement, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, real estate venture or other entity, or structure of ownership and may, under certain circumstances, be exposed to risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions, and we may be forced to make contributions to maintain the value of the property. Partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take action or withhold consent contrary to our policies or objectives. In some instances, partners or co-venturers may have competing interests in our markets that could create conflict of interest issues. These investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or real estate venture. We and our respective partners or co-venturers may each have the right to trigger a buy-sell right or forced sale arrangement, which could cause us to sell our interest, or acquire our partners’ or co-venturers’ interest, or to sell the underlying asset, either on unfavorable terms or at a time when we otherwise would not have initiated such a transaction. In addition, a sale or transfer by us to a third party of our interests in the partnership or real estate venture may be subject to consent rights or rights of first refusal in favor of our partners or co-venturers, which would in each case restrict our ability to dispose of our interest in the partnership or real estate venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if the entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in that entity, including by contributing our interest to a subsidiary of ours that is subject to corporate level income tax. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting assets owned by the partnership or real estate venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our real estate ventures may be subject to debt, and the refinancing of such debt may require equity capital calls. We will review the qualifications and previous experience of any partners and co-venturers, although we may not obtain financial information from, or undertake independent investigations with respect to, prospective partners or co-venturers. In addition, any cash distributions from real estate ventures will be subject to the operating agreements of the real estate ventures, which may limit distributions, the timing of distributions or specify certain preferential distributions among the respective parties. The occurrence of any of the risks described above could have a material adverse effect on us.

We may be unable to renew leases, lease vacant space or re-let space as leases expire, or do so on favorable terms, which could have a material adverse effect on us.

As of December 31, 2019, leases representing 12.8% of our share of the office and retail square footage in our Operating Portfolio are scheduled to expire during the year ending December 31, 2020 or have month-to-month terms, and 11.5% of our share of the square footage of the assets in our commercial portfolio was unoccupied and not generating rent. We cannot assure you that expiring leases will be renewed or that our assets will be re-let at rental rates equal to or above current average rental rates or that substantial free rent, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants.

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

As of December 31, 2019, the 20 largest office and retail tenants in our Operating Portfolio represented approximately 54.2% of our share of total annualized office and retail rent. In many cases, through tenant improvement allowances and other concessions, we have made substantial upfront investments in leases with our major tenants that we may not recover if they fail to pay rent through the end of the lease term.

The inability of a major tenant to pay rent, or the bankruptcy or insolvency of a major tenant, may adversely affect the income produced by our Operating Portfolio. For example, WeWork, which represents 2.1% of our share of total annualized office and retail rent, has recently experienced publicized issues regarding its management and capitalization. If a major tenant were unable to pay rent, or were to become bankrupt or insolvent, this may adversely affect the income produced by our Operating Portfolio. Additionally, if a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. If a lease is rejected by a tenant in bankruptcy, we may have only a general unsecured claim for damages that is limited in amount and may only be paid to the extent that funds are available and in the same percentage as is paid to all other holders of unsecured claims. Moreover, any claim against this tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease.

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

As of December 31, 2019, five of our assets in the aggregate generated approximately 25% of our share of annualized rent. The occurrence of events that have a negative impact on one or more of these assets, such as a natural disaster that damages one or more of these assets, would have a much larger adverse effect on our revenues than a corresponding occurrence affecting a less significant property. A substantial decline in the revenues generated by one or more of these assets could have a material adverse effect on us.

We derive most of our revenues from commercial assets and are subject to risks that affect the businesses of our commercial tenants, which are generally financial, legal and other professional firms as well as the federal government and defense contractors.

As of December 31, 2019, our 44 operating commercial assets generated approximately 75.7% of our share of annualized rent. As a result, the occurrence of events that have a negative impact on the market for office space, such as increased unemployment in the Washington, D.C. metropolitan area, would have a much larger adverse effect on our revenues than a corresponding occurrence affecting our multifamily segment. Many of our office tenants are financial, legal and other professional firms, as well as the federal government and defense contractors. Consequently, we are subject to factors that affect the financial, legal and professional services industries or the federal government generally, including the state of the economy, stock market volatility, and the level of unemployment. These factors could adversely affect the financial condition of our office tenants and the willingness of firms to lease space in our office buildings, which in turn could have a material adverse effect on us.

Some of our assets depend on anchor or major retail tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Some of our assets are anchored by large, nationally recognized tenants. These tenants may experience a downturn in their business that may significantly weaken their financial condition. As a result, these tenants may fail to comply with their contractual obligations to us, seek concessions from us to continue operations or declare bankruptcy, any of which could result in the termination of these tenants’ leases. In addition, some of our tenants may cease operations at stores in our assets while continuing to pay rent. Moreover, mergers or consolidations among large retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include stores at our assets.

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

Our Placemaking business model depends in significant part on a retail component, which frequently involves retail assets embedded in or adjacent to our commercial and/or multifamily assets, making us subject to risks that affect the retail environment generally, such as competition from discount and online retailers, weakness in the economy, consumer spending and the financial condition of large retail companies, any of which could adversely affect market rents for retail space and the willingness or ability of retailers to lease space in our retail assets.

We own and operate retail real estate assets and, consequently, are subject to factors that affect the retail environment generally, as well as the market for retail space. The retail environment and the market for retail space have previously been, and continue to be, adversely affected by increasing competition from online retailers and other online businesses. Additionally, discount retailers and outlet malls, weakness in national, regional and local economies, consumer spending, consumer confidence, adverse financial condition of some large retailing companies, ongoing consolidation in the retail sector and an excess amount of retail space in a number of markets could also adversely affect our retail assets. Increases in online consumer spending may significantly affect our retail tenants’ ability to generate sales in their stores. This inability to generate sales may cause retailers to, among other things, close stores, decrease the size of new or existing stores, ask for concessions from us or go bankrupt, all of which could have a material adverse effect on us.

Additionally, our Placemaking model depends in significant part on a retail component, which frequently involves retail assets embedded in or adjacent to our office and/or multifamily assets, and if our retail assets lose tenants, whether to the proliferation of online businesses or otherwise, it could have a material adverse effect on us.

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

We own commercial and multifamily assets, with commercial representing 75.7% of our annualized rent and 70.1% of our portfolio based on square footage. Therefore, our results of operations are more affected by conditions in the commercial market than markets for other asset types. If the composition of our portfolio changes, however, then we would become more exposed to the risks and markets of other asset classes. Under our current business plan, we expect that multifamily assets will become a greater proportion of our portfolio in the future. If we are successful in executing the current business plan, then we will become more exposed to the risks of the multifamily markets, and we may not manage those assets as well as our commercial assets, either of which could have a material adverse effect on us.

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

Certain states and municipalities have adopted laws and regulations imposing restrictions on the timing or amount of rent increases and other tenant protections. As of December 31, 2019, approximately 6% of the multifamily units in our Operating Portfolio were designated as affordable housing. In addition, Washington, D.C. and Montgomery County, Maryland have laws that require, in certain circumstances, an owner of a multifamily rental property to allow tenant organizations the option to purchase the building at a market price if the owner attempts to sell the property. We expect to continue operating and acquiring assets in areas that either are subject to these types of laws or regulations or where such laws or regulations may be enacted in the future. Such laws and regulations limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of assets in certain circumstances.

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

As of December 31, 2019, we estimate that our 40 future development assets will total 21.9 million square feet (18.7 million square feet at our share) of estimated potential development density. We caution you not to place undue reliance on the potential development density estimates for our future development pipeline and/or any particular future development parcel because they are based solely on our estimates, using data available to us, and our business plans as of December 31, 2019. The actual density of our future development pipeline and/or any particular future development parcel may differ substantially from our estimates based on numerous factors, including our inability to obtain necessary zoning, land use and other required entitlements, legal challenges to our plans by activists and others, as well as building, occupancy and other required governmental permits and authorizations, and changes in the entitlement, permitting and authorization processes that restrict or delay our ability to develop, redevelop or use our future development pipeline at anticipated density levels. Moreover, we may strategically choose not to develop, redevelop or use our future development pipeline to its maximum potential development density or may be unable to do so as a result of factors beyond our control, including our ability to obtain financing on terms and conditions that we find acceptable, or at all, to fund our development activities. We can provide no assurance that the actual density of our future development pipeline and/or any particular future development parcel will be consistent with our estimated potential development density.

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
We are a party to various claims and routine litigation arising in the ordinary course of business. Some of these claims or others to which we may be subject from time to time may significantly divert the attention of our officers and/or trustees and result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have a material adverse effect on us. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flow, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and trustees.
Some of our potential losses may not be covered by insurance.

We maintain general liability insurance as well as all-risk property and rental value insurance coverage, with sub-limits for certain perils such as floods and earthquakes on each of our properties. However, there can be no assurance that losses incurred by us will be covered by these insurance policies. For example, product defects not covered by manufacturers’ warranties may not be covered by our insurance policies. We maintain coverage for terrorism acts including terrorism involving nuclear, biological, chemical and radiological terrorism events, as defined by the Terrorism Risk Insurance Program Reauthorization Act of 2019 ("TRIPRA"), which expires in December 2027. We will continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism. However, we cannot provide assurance that such coverage will be available on commercially reasonable terms in the future.
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

Terrorist attacks may adversely affect the value of our assets and our ability to generate revenue.

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

A cyber incident is any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include unauthorized persons gaining access to systems to disrupt operations, corrupt data or steal confidential information. The risk of a cyber incident or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

As our reliance on technology increases, so do the risks posed to our systems - both internal and external. Our primary risks that could directly result from the occurrence of a cyber incident are theft of assets; operational interruption; regulatory enforcement, lawsuits and other legal proceedings; damage to our relationships with our tenants; and private data exposure. A significant and extended disruption could damage our business or reputation, cause a loss of revenue, have an adverse effect on tenant relations, cause an unintended or unauthorized public disclosure, or lead to the misappropriation of proprietary, personally identifying, and confidential information, any of which could result in us incurring significant expenses to address and remediate or otherwise resolve these kinds of issues.

Although we have implemented processes, procedures and controls to help mitigate the risks associated with a cyber incident, there can be no assurance that these processes, procedures and controls will be sufficient for all possible situations. Even security measures that are appropriate, reasonable and/or in accordance with applicable legal requirements may not be sufficient to protect the information we maintain. Unauthorized parties, whether within or outside our company, may disrupt or gain access to our systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, computer viruses or other malicious codes, and similar means of unauthorized and destructive tampering. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted cyber incidents evolve and generally are not recognized until launched against a target. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, making it impossible for us to entirely mitigate this risk.

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

Unless Vornado and JBG SMITH were both REITs immediately after the distribution of JBG SMITH from Vornado and at all times during the two years thereafter, JBG SMITH could be required to recognize certain corporate-level gains for tax purposes.

Section 355(h) of the Code provides that tax-free treatment will not be available unless, as relevant here, Vornado and JBG SMITH were both REITs immediately after the distribution.

In addition, subject to certain exceptions, a REIT must recognize corporate-level gain if it acquires property from a non-REIT "C" corporation in certain so-called "conversion" transactions and engages in a Section 355 transaction within ten years of such conversion. For this purpose, a conversion transaction refers to the qualification of a non-REIT "C" corporation as a REIT or the transfer of property owned by a non-REIT "C" corporation to a REIT. JBG SMITH or its subsidiaries have acquired property pursuant to conversion transactions within ten years of the distribution. One of the exceptions to the recognition of corporate-level gain applies to a distribution described in Section 355 of the Code in which the distributing corporation and the controlled corporation are both REITs immediately after such distribution and at all times during the two years thereafter.

We believe that each of Vornado and JBG SMITH qualifies as a REIT and operated in a manner so that each qualified immediately after the distribution and at all times during the two years after the distribution. However, if either Vornado or JBG SMITH failed to qualify as a REIT immediately after the distribution of JBG SMITH from Vornado or at any time during the two years after the distribution, then, for our taxable year that includes the distribution, the IRS may assert that JBG SMITH would have to recognize corporate-level gain on assets acquired in conversion transactions.

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

Certain of our trustees and executive officers may have actual or potential conflicts of interest because of their previous or continuing equity interest in, or positions at, Vornado or JBG, as applicable, including trustees and members of our senior management, who have an ownership interest in the JBG Legacy Funds and own carried interests in certain JBG Legacy Funds and in certain of our real estate ventures that entitles them to receive additional compensation if the fund or real estate venture achieves certain return thresholds.

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

Our declaration of trust provides that a trustee who is also a trustee, officer, employee or agent of Vornado or any of Vornado’s affiliates has no duty to communicate or present any business opportunity to us. Additionally, our agreements with Vornado do not require Vornado to present to us investment opportunities that satisfy our investment guidelines before Vornado pursues such opportunities. While Vornado advised us at the time of the Formation Transaction that it did not intend to make acquisitions within the Washington, D.C. metropolitan area after the Formation Transaction, should it choose to do so, Vornado is free to direct investment opportunities away from us, and we may be unable to compete with Vornado in pursuing such opportunities.

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

As of December 31, 2019, we had $1.6 billion aggregate principal amount of consolidated debt outstanding, and our unconsolidated real estate ventures had $1.2 billion aggregate principal amount of debt outstanding ($330.2 million at our share), resulting in a total of $2.0 billion aggregate principal amount of debt outstanding at our share. A portion of our outstanding debt is guaranteed by our operating partnership, and we may incur significant additional debt to finance future acquisition and development activities.

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
As of December 31, 2019, $1.1 billion of our outstanding consolidated debt was subject to instruments that bear interest at variable rates, and we may also borrow additional money at variable interest rates in the future. We have made arrangements that hedge against the risk of rising interest rates with respect to $797.5 million of our outstanding consolidated debt; but with respect to the remainder, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect our cash flow and our ability to service our indebtedness and make distributions to our shareholders, which could, in turn, adversely affect the market price of our common shares. Based on our aggregate variable rate debt outstanding as of December 31, 2019, an increase of 100 basis points in interest rates would result in a hypothetical increase of approximately $2.7 million in interest expense on an annual basis. The amount of this change includes the benefit of swaps and caps we currently have in place.
The future of the reference rate used in our existing floating rate debt instruments and hedging arrangements is uncertain, which could have an uncertain economic effect on these instruments, which could hinder our ability to maintain effective hedges and may adversely affect our financial condition, results of operations, cash flow, per share market price of our common shares and ability to make distributions to our shareholders.
The REIT provisions of the Code impose certain restrictions on our ability to utilize hedges, swaps and other types of derivatives to hedge our liabilities. Subject to these restrictions, we may enter into hedging transactions to protect ourselves from the effects of interest rate fluctuations on floating rate debt. As of December 31, 2019, our hedging transactions include interest rate swap agreements, which covered $797.5 million of our outstanding consolidated debt. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates, which could reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes could have a material adverse effect on us. In addition, while such agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, and that the hedging arrangements may not be effective in reducing our exposure to interest rate changes. Moreover, there can be no assurance that our hedging arrangements will qualify as highly effective cash flow hedges under FASB Accounting Standards Codification, or Topic 815, Derivatives and Hedging, or that our hedging activities will have the desired beneficial impact on our results of operations. Furthermore, should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement. Any of the foregoing could have a material adverse effect on us.
Our existing floating rate debt instruments, including our credit facility, and our hedging arrangements currently use as a reference rate the London Interbank Overnight Rate ("LIBOR"), as calculated for U.S. dollar ("USD-LIBOR"), and we expect a transition from LIBOR to another reference rate in the near term. In July 2017, due to a decline in the quantity of loans used to calculate LIBOR, the United Kingdom regulator that regulates LIBOR announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and LIBOR is expected to be phased out accordingly. In April 2018, the New York Federal Reserve commenced publishing an alternative reference rate for the U.S. dollar, the Secured Overnight Financing Rate ("SOFR"), proposed by a group of major market participants convened by the U.S. Federal Reserve with participation by SEC Staff and other regulators, the Alternative Reference Rates Committee ("ARRC"). SOFR has been published since April 2019. SOFR is based on transactions in the more robust U.S. Treasury repurchase market and has been proposed as the alternative to USD-LIBOR for use in derivatives and other financial contracts that currently rely on USD-LIBOR as a reference rate. ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry-wide and company-specific transition plans related to derivatives and cash markets exposed to LIBOR, but there remains uncertainty in the timing and details of this transition. The transition from USD-LIBOR to SOFR or any other replacement rate adopted is likely to cause uncertainty due to a mismatch in the USD-LIBOR maturities and the terms of SOFR. Additionally, there is some possibility that LIBOR continues to be published, but that the quantity of loans used to calculate LIBOR diminishes significantly enough to reduce the appropriateness of the rate as a reference rate. If a published USD-LIBOR is unavailable after 2021, the interest rates for our debt instruments that are indexed to USD-LIBOR will be determined using various alternative methods, any of which may result in interest obligations that are more than or do not otherwise correlate over time with the payments that would have been made on such debt if USD-LIBOR remained available.
We can provide no assurance regarding the future of LIBOR and when our current debt instruments and hedging arrangements will transition from USD-LIBOR as a reference rate to SOFR or another replacement reference rate. Confusion related to the transition from USD-LIBOR to SOFR or another replacement reference rate for our debt and hedging instruments could have an uncertain economic effect on these instruments and could also hinder our ability to establish effective hedges and result in a different economic value over time for these instruments than they otherwise would have had under USD-LIBOR.
We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in shareholder dilution and limit our ability to sell or refinance such assets.
In the future, we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in our operating partnership, which may result in shareholder dilution through the issuance of OP Units that may be exchanged for common shares. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct (as compared to a transaction where we do not inherit the contributor’s tax basis but acquire tax basis equal to the value of the consideration exchanged for the property) until the OP units issued in such transactions are redeemed for cash or converted into common shares. While no such protection arrangements existed at December 31, 2019, in the future we may agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of, or refinance the debt on, the acquired properties for specified periods of time. Similarly, we may be required to incur or maintain debt we would otherwise not incur or maintain so that we can allocate the debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.
Risks Related to the Real Estate Industry

Real estate investments’ value and income fluctuate due to various factors.

The value of real estate fluctuates depending on conditions in the general economy and the real estate business. These conditions may also adversely impact our revenues and cash flows.

The factors that affect the value of our real estate include, among other things:

•	global, national, regional and local economic conditions;

•	competition from other available space;

•	local conditions such as an oversupply of space or a reduction in demand for real estate in the area;

•	how well we manage our assets;

•	the development and/or redevelopment of our assets;

•	changes in market rental rates;

•	the timing and costs associated with property improvements and rentals;

•	whether we can pass all or portions of any increases in operating costs through to tenants;

•	changes in real estate taxes and other expenses;

•	whether tenants and users consider a property attractive;

•	the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•	availability of financing on acceptable terms or at all;

•	inflation or deflation;

•	fluctuations in interest rates;

•	our ability to obtain adequate insurance;

•	changes in zoning laws and taxation;

•	government regulation;

•	consequences of any armed conflict involving, or terrorist attack against, the United States or individual acts of violence in public spaces;

•	potential liability under environmental or other laws or regulations;

•	natural disasters;

•	general competitive factors; and

•	climate change.

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
We own leasehold interests in certain land on which some of our assets are located. If we default under the terms of any of these ground leases, we may be liable for damages and could lose our leasehold interest in the property or our option to purchase the underlying fee interest in such assets. In addition, unless we purchase the underlying fee interests in the land on which a particular property is located, we will lose our right to operate the property or we will continue to operate it at much lower profitability, which would significantly adversely affect our results of operations. In addition, if we are perceived to have breached the terms of a ground lease, the fee owner may initiate proceedings to terminate the lease. As of December 31, 2019, the remaining weighted average term of our ground leases, including unilateral as-of-right extension rights available to us, was approximately 50.6 years. Our share of annualized rent from assets subject to ground leases as of December 31, 2019 was approximately $66.1 million, or 12.3% of total annualized rent.

Our assets may be subject to impairment charges, which could have a material adverse effect on our results of operations.
 We evaluate our long-lived assets, primarily real estate held for investment, for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In evaluating and/or measuring impairment, the Company considers, among other things, current and estimated future cash flows associated with each property, market information for each sub-market and other quantitative and qualitative factors. Another key consideration in this assessment is the Company's assumptions about the highest and best use of its real estate investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. These key assumptions are subjective in nature and could differ materially from actual results if the property was disposed. Changes in our strategy or changes in the marketplace may alter the anticipated hold period of an asset or asset group, which may result in an impairment loss, and such loss could be material to our financial condition or operating performance. If, after giving effect to such changes, we conclude that the carrying values of such assets or asset groups are no longer recoverable, we may recognize impairments in future periods equal to the excess of the carrying values over the estimated fair value.

Climate change may adversely affect our business.
Climate change, including rising sea levels, flooding, extreme weather, and changes in precipitation and temperature, may result in physical damage to, a decrease in demand for and/or a decrease in rent from and value of our properties located in the areas affected by these conditions. We own several assets in low-lying areas close to sea level, making those assets susceptible to a rise in sea level. If sea levels were to rise, we may incur material costs to protect our low-lying assets or sustain damage, a decrease in value or total loss to those assets. Furthermore, our insurance premiums may increase as a result of the threat of climate change or the effects of climate change may not be covered by our insurance policies. We do not currently have any assets located within a FEMA Special Flood Hazard Area in our portfolio.

In addition, changes in federal and state legislation and regulations on climate change could result in increased utility expenses and/or increased capital expenditures to improve the energy efficiency of our existing properties or other related aspects of our properties in order to comply with such regulations or otherwise adapt to climate change. The four major jurisdictions where we operate are the District of Columbia, Arlington County, VA, Fairfax County, VA, and Montgomery County, MD, each of whom have made formal public commitments to carbon reduction aligned with the Paris Agreement's goal to keep global warming under 2 degrees Celsius. To enforce this commitment, in December 2018, the Washington, D.C. City Council passed the D.C. Clean Energy Omnibus bill. The bill requires that all electricity purchased in the District be renewable by 2032, as well as sets a building energy performance standard (BEPS) with minimum energy efficiency standards no lower than the median performance level for each building type. Under BEPS, all existing buildings over 50,000 square feet will be required to reach minimum levels of energy efficiency or deliver savings by 2026, with progressively smaller buildings phasing into compliance over the following years. This regulation may require unplanned capital improvements, and increased engagement to manage occupant energy use, which is a large driver of building performance. Properties that cannot meet performance standards within our investment thresholds risk fines for non-compliance, as well as a decrease in demand and a decline in value.

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

The limited partnership agreement of JBG SMITH LP provides that we may not engage in a merger, consolidation or other combination with or into another person, a sale of all or substantially all of our assets, or a reclassification, recapitalization or a change in outstanding shares (except for changes in par value, or from par value to no par value, or as a result of a subdivision or combination of our common shares), which we refer to collectively as an extraordinary transaction, unless specified criteria are met. In particular, with respect to any extraordinary transaction, if partners will receive consideration for their limited partnership units and if we seek the approval of our shareholders for the transaction (or if we would have been required to obtain shareholder approval of any such extraordinary transaction but for the fact that a tender offer shall have been accepted with respect to a sufficient number of our common shares to permit consummation of such extraordinary transaction without shareholder approval), then the limited partnership agreement prohibits us from engaging in the extraordinary transaction unless we also obtain "partnership approval." To obtain "partnership approval," we must obtain the consent of our limited partners (including us and any limited partners majority owned, directly or indirectly, by us) representing a percentage interest in JBG SMITH LP that is equal to or greater than the percentage of our outstanding common shares required (or that would have been required in the absence of a tender offer) to approve the extraordinary transaction, provided that we and any limited partners majority owned, directly or indirectly, by us will be deemed to have provided consent for our partnership units solely in proportion to the percentage of our common shares approving the extraordinary transaction (or, if there is no shareholder vote with respect to such extraordinary transaction because a tender offer shall have been accepted with respect to a sufficient number of our common shares to permit consummation of the extraordinary transaction without shareholder approval, the percentage of our common shares with respect to which such tender offer shall have been accepted).

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

From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves, or required debt or amortization payments. Further, under the Code, income must be accrued for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, subject to certain exceptions, which could also create mismatches between REIT taxable income and the receipt of cash attributable to such income. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or make taxable distributions of our shares or debt securities to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Further, amounts distributed will not be available to fund investment activities. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares. Any restrictions on our ability to incur additional indebtedness or make certain distributions could preclude us from meeting the 90% distribution requirement. Decreases in funds from operations due to unfinanced expenditures for acquisitions of assets or increases in the number of shares outstanding without commensurate increases in funds from operations would each adversely affect our ability to maintain our current level of distributions to our shareholders. Consequently, there can be no assurance that we will be able to make distributions at the anticipated distribution rate or any other rate.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends, which could depress the market price of our common shares if perceived as a less attractive investment.
The maximum tax rate applicable to income from "qualified dividends" payable by non‑REIT corporations to U.S. shareholders that are individuals, trusts or estates is 20%, and a 3.8% Medicare tax may also apply. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, the effective tax rate on ordinary REIT dividends (i.e., dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us) is reduced for U.S. holders of our common shares that are individuals, trusts or estates as a result of the ability of such holders to claim a deduction in determining their taxable income equal to 20% of any such dividends they receive (but limited to the excess of a holder’s taxable income over net capital gain). This results in a maximum effective rate of federal income tax (exclusive of the 3.8% Medicare tax) on ordinary REIT dividends of 29.6% through 2025, as compared to the 20% maximum federal income tax rate applicable to qualified dividend income received from a non-REIT corporation (although the maximum effective rate applicable to such dividends, after taking into account the 21% federal income tax applicable to non-REIT corporations, is 36.8%). Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, investors who are individuals, trusts or estates may perceive investments in REITs to be relatively less attractive than investments in the shares of non‑REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the per share trading price of our common shares.

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
Our ability to own a significant interest in TRSs will be limited, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our TRSs are not conducted on arm’s length terms.

We own interests in TRSs and may establish additional TRSs in the future. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. If a TRS owns more than 35% percent of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a TRS. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to U.S. federal, state and local income tax as a regular C corporation, and its after-tax net income is available for distribution to the parent REIT but is not required to be distributed. Our domestic TRSs are subject to U.S. federal income tax on their taxable income at a maximum rate of 21% (as well as applicable state and local income tax), but net operating loss, or NOL, carryforwards of TRS losses arising in taxable years beginning after December 31, 2018 may be deducted only to the extent of 80% of TRS taxable income in the carryforward year (computed without regard to the NOL deduction). In addition, a 100% excise tax will be imposed on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis.
A REIT’s ownership of securities of a TRS is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of our total assets may be represented by securities (including securities of one or more TRSs), other than those securities includable in the 75% asset test, and not more than 20% of our total assets may be represented by securities of one or more TRSs. We anticipate that the aggregate value of the stock and securities of our TRSs and other nonqualifying assets will be less than 20% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with our TRSs to ensure that they are entered on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS asset limitation or to avoid application of the 100% excise tax discussed above.
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

In particular, the Tax Cuts and Jobs Act, which generally took effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions), made many significant changes to the U.S. federal income tax laws. A number of changes that affect noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. However, there can be no assurance that such changes will be extended.

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

Other legislative proposals could be enacted in the future that could affect REITs and their shareholders. Prospective investors are urged to consult their tax advisors regarding potential tax law changes on an investment in our common shares.

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
In the future, we may attempt to increase our capital resources by offering debt or equity securities (or causing our operating partnership to issue debt securities), including medium-term notes, senior or subordinated notes and classes or series of preferred shares. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution to the holders of our common shares. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Our preferred shares, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.
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

In particular, information included under "Business," "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. Such factors include, but are not limited to:

•	the economic health of the greater Washington Metro region and our geographic concentration therein, in particular our concentration in National Landing;

•	reductions in or actual or threatened changes to the timing of federal government spending;

•	changes in general political, economic and competitive conditions and specific market conditions;

•	the risks associated with real estate development and redevelopment, including unanticipated expenses, delays and other contingencies;

•	the risks associated with the acquisition, disposition and ownership of real estate in general and our real estate assets in particular;

•	the ability to control our operating expenses;

•	the risks related to co-investments in real estate ventures and partnerships;

•	the ability to renew leases, lease vacant space or re-let space as leases expire, and to do so on favorable terms;

•	the economic health of our tenants;

•	fluctuations in interest rates;

•	the supply of competing properties and competition in the real estate industry generally;

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	the risks associated with mortgage debt and other indebtedness;

•	compliance with applicable laws, including those concerning the environment and access by persons with disabilities;

•	terrorist attacks and the occurrence of cyber incidents or system failures;

•	the ability to maintain key personnel;

•	failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and

•	other factors discussed under the caption "Risk Factors."

For a further discussion of factors that could materially affect the outcome of our forward-looking statements, see "Risk Factors" in this Annual Report on Form 10-K.

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

ITEM 2. PROPERTIES
Note on presentation of "at share" information. We present certain financial information and metrics "at JBG SMITH Share," which refers to our ownership percentage of consolidated and unconsolidated assets in real estate ventures. Financial information "at JBG SMITH Share" is calculated on an entity-by-entity basis. "At JBG SMITH Share" information, which we also refer to as being "at share," "our pro rata share" or "our share," is not, and is not intended to be, a presentation in accordance with GAAP. Because as of December 31, 2019, approximately 11.8% of our assets, as measured by total square feet, were held through real estate ventures in which we own less than 100% of the ownership interest, we believe this form of presentation, which includes our economic interests in the unconsolidated real estate ventures, provides investors important information regarding a significant component of our portfolio, its composition, performance and capitalization. We classify our portfolio as "operating," "under construction," "near-term development" or "future development." "Under construction" refers to assets that were under construction as of December 31, 2019. "Near-term development" refers to assets that have substantially completed the entitlement process and on which we intend to commence construction within 18 months following December 31, 2019, subject to market conditions. We had no near-term development assets as of December 31, 2019. "Future development" refers to assets that are development opportunities on which we do not intend to commence construction within 18 months of December 31, 2019 where we (i) own land or control the land through a ground lease or (ii) are under a long-term conditional contract to purchase or enter into a leasehold interest with respect to land.
The tables below provide information about each of our commercial, multifamily, near-term development and future development portfolios as of December 31, 2019. Many of our future development parcels are adjacent to or an integrated component of operating commercial or multifamily assets in our portfolio. A significant number of our assets included in the tables below are held through real estate ventures with third parties or are subject to ground leases. In addition to other information, the tables below indicate our percentage ownership, whether the assets are consolidated or unconsolidated and whether the asset is subject to a ground lease.

Commercial Assets

Commercial Assets	% Ownership	C/U (1)	Same Store (2): YTD 2018-2019	Total Square Feet	% Leased (3)	Office % Occupied	Retail % Occupied

D.C.
Universal Buildings	100.0%	C	Y	659,809	97.4%	97.1%	99.6%
2101 L Street	100.0%	C	Y	378,696	84.8%	84.1%	92.6%
1730 M Street (4)	100.0%	C	Y	204,746	88.5%	88.0%	100.0%
1700 M Street (5)	100.0%	C	N	34,000	—	—	—
L’Enfant Plaza Office-East (4)	49.0%	U	Y	397,057	89.5%	89.5%	—
L’Enfant Plaza Office-North	49.0%	U	Y	298,445	96.8%	97.6%	85.9%
L’Enfant Plaza Retail (4)	49.0%	U	Y	119,291	73.5%	100.0%	69.2%
The Foundry	9.9%	U	Y	225,095	92.2%	89.4%	100.0%
1101 17th Street	55.0%	U	Y	211,781	84.4%	84.0%	82.7%

VA
Courthouse Plaza 1 and 2 (4)	100.0%	C	Y	628,988	85.2%	83.8%	100.0%
2121 Crystal Drive	100.0%	C	Y	505,349	84.3%	84.3%	—
2345 Crystal Drive	100.0%	C	Y	503,178	85.7%	83.6%	10.1%
2231 Crystal Drive	100.0%	C	Y	468,262	85.6%	83.1%	100.0%
1550 Crystal Drive	100.0%	C	Y	449,364	89.5%	89.5%	—
RTC-West (6)	100.0%	C	Y	432,509	94.5%	94.5%	—
RTC-West Retail	100.0%	C	N	40,025	91.9%	—	91.9%
2011 Crystal Drive	100.0%	C	Y	439,286	87.2%	87.0%	49.7%
2451 Crystal Drive	100.0%	C	Y	401,535	88.5%	70.4%	95.5%
1235 S. Clark Street	100.0%	C	Y	383,953	95.7%	87.7%	100.0%
241 18th Street S.	100.0%	C	Y	360,034	94.0%	91.8%	90.2%
251 18th Street S.	100.0%	C	Y	342,333	96.9%	95.1%	97.0%
1215 S. Clark Street	100.0%	C	Y	336,159	100.0%	100.0%	100.0%
201 12th Street S.	100.0%	C	Y	329,607	98.5%	98.5%	100.0%
800 North Glebe Road	100.0%	C	Y	303,644	98.5%	100.0%	82.3%
2200 Crystal Drive	100.0%	C	Y	283,608	82.8%	76.2%	—
1225 S. Clark Street	100.0%	C	Y	277,145	96.9%	53.5%	100.0%
1901 South Bell Street	100.0%	C	Y	276,987	93.3%	93.2%	100.0%
Crystal City Marriott (345 Rooms)	100.0%	C	Y	266,000	—	—	—
2100 Crystal Drive	100.0%	C	Y	249,281	100.0%	97.4%	—
1800 South Bell Street	100.0%	C	N	215,828	100.0%	100.0%	100.0%
200 12th Street S.	100.0%	C	Y	202,708	90.5%	90.5%	—
2001 Richmond Highway (6)	100.0%	C	N	77,584	100.0%	100.0%	—
Crystal City Shops at 2100	100.0%	C	Y	59,574	88.2%	—	88.2%
Crystal Drive Retail	100.0%	C	Y	56,965	87.9%	—	85.1%
Central Place Tower (4) (7)	50.0%	U	N	552,437	93.0%	92.6%	100.0%
Stonebridge at Potomac Town Center*	10.0%	U	Y	503,613	95.8%	—	95.4%
Pickett Industrial Park	10.0%	U	Y	246,145	100.0%	100.0%	—
Rosslyn Gateway-North	18.0%	U	Y	144,157	87.6%	86.8%	96.0%
Rosslyn Gateway-South	18.0%	U	Y	102,194	86.9%	90.6%	40.4%

MD
7200 Wisconsin Avenue	100.0%	C	Y	269,941	90.4%	79.9%	83.9%
One Democracy Plaza* (4)	100.0%	C	Y	212,894	96.9%	96.9%	100.0%
4749 Bethesda Avenue Retail	100.0%	C	Y	7,999	47.9%	—	47.9%
11333 Woodglen Drive	18.0%	U	Y	62,650	97.6%	97.2%	100.0%

Commercial Assets	% Ownership	C/U (1)	Same Store (2): YTD 2018-2019	Total Square Feet	% Leased (3)	Office % Occupied	Retail % Occupied
Total / Weighted Average				12,520,856	91.7%	88.8%	91.7%

Recently Delivered
DC
500 L'Enfant Plaza	49.0%	U	N	215,213	85.7%	79.2%	—

Operating - Total / Weighted Average				12,736,069	91.6%	88.7%	91.7%

Under Construction
D.C.
1900 N Street (4)	55.0%	U		271,433	73.4%
VA
1770 Crystal Drive	100.0%	C		271,572	97.8%
Central District Retail	100.0%	C		108,825	75.2%
MD
4747 Bethesda Avenue (8)	100.0%	C		291,414	87.7%
Under Construction - Total / Weighted Average				943,244	85.1%

Total / Weighted Average				13,679,313	91.1%

Totals at JBG SMITH Share
In service assets				10,602,754	91.5%	88.3%	91.2%
Recently delivered assets				105,444	85.7%	79.2%	—
Operating assets				10,708,198	91.4%	88.2%	91.2%
Under construction assets				821,099	86.8%	—	—
_______________
Note: At 100% share, unless otherwise noted. Excludes our 10% subordinated interests in two commercial buildings held through a real estate venture in which we have no economic interest.
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

(3)	Represents percentage of total square feet subject to executed leases, including leases that have been executed but for which the tenants have not taken occupancy of the space.

(4)	Asset is subject to a ground lease.

(5)	This asset, a development site in Washington, D.C., was leased by us (as landlord) in 2018 for a 99-year term, with no extension options.

(6)
The following assets contain space that is held for development or not otherwise available for lease. This out-of-service square footage is excluded from area, leased, and occupancy metrics in the above table.

Commercial Asset	In-Service	Not Available for Lease
RTC - West	432,509	17,988
2001 Richmond Highway	77,584	82,254

(7)	In December 2019, we sold a 50% interest in a real estate venture that owns Central Place Tower.

(8)	Includes our corporate office lease for approximately 84,400 square feet.

Multifamily Assets

Multifamily Assets	% Ownership	C/U (1)	Same Store (2): YTD 2018-2019	Number of Units	Total Square Feet	% Leased (3)	Multifamily % Occupied	Retail % Occupied

D.C.
Fort Totten Square	100.0%	C	Y	345	384,956	95.6%	91.6%	100.0%
WestEnd25	100.0%	C	Y	283	273,264	94.3%	90.1%	—
F1RST Residences (4)	100.0%	C	N	325	270,928	92.0%	91.7%	91.8%
1221 Van Street	100.0%	C	N	291	225,530	95.1%	92.1%	100.0%
North End Retail	100.0%	C	Y	—	27,355	95.6%	N/A	95.6%
The Gale Eckington	5.0%	U	Y	603	466,716	95.7%	93.2%	100.0%
Atlantic Plumbing	64.0%	U	Y	310	245,527	97.4%	94.8%	100.0%

VA
RiverHouse Apartments	100.0%	C	Y	1,676	1,327,551	95.0%	93.4%	100.0%
The Bartlett	100.0%	C	Y	699	619,372	94.7%	93.8%	100.0%
220 20th Street	100.0%	C	Y	265	271,476	96.2%	93.2%	100.0%
2221 S. Clark Street	100.0%	C	Y	216	164,743	100.0%	100.0%	—
Fairway Apartments*	10.0%	U	Y	346	370,850	94.2%	93.1%	—

MD
Falkland Chase-South & West	100.0%	C	Y	268	222,797	95.5%	94.4%	—
Falkland Chase-North	100.0%	C	Y	170	112,229	91.2%	91.2%	—
Galvan	1.8%	U	Y	356	390,641	96.0%	94.4%	96.8%
The Alaire (5)	18.0%	U	Y	279	266,673	94.6%	92.5%	100.0%
The Terano (5) (6)	1.8%	U	Y	214	195,864	94.1%	93.0%	76.2%

Total / Weighted Average				6,646	5,836,472	95.1%	93.3%	97.7%

Recently Delivered
D.C.
West Half (7)	100.0%	C	N	465	388,653	30.2%	23.9%	57.1%
Operating - Total / Weighted Average				7,111	6,225,125	91.1%	88.7%	93.8%

Under Construction
D.C.
965 Florida Avenue (8)	96.1%	C		433	336,092
Atlantic Plumbing C	100.0%	C		256	225,531
MD
7900 Wisconsin Avenue	50.0%	U		322	359,025
Under Construction - Total				1,011	920,648

Total				8,122	7,145,773

Totals at JBG SMITH Share
In service assets				4,862	4,176,318	95.1%	93.3%	98.9%
Recently delivered assets				465	388,653	30.2%	23.9%	57.1%
Operating assets				5,327	4,564,971	89.5%	87.2%	93.2%
Under construction assets				833	728,163	—	—	—
_______________
Note: At 100% share, unless otherwise noted.
* Not Metro-served.

(1)	"C" denotes a consolidated interest. "U" denotes an unconsolidated interest.

(2)
"Y" denotes an asset as same store and "N" denotes an asset as non-same store. Same store refers to assets that were in service for the entirety of both periods being compared, except for assets for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

(3)	Represents percentage of total square feet subject to executed leases, including leases that have been executed but for which the tenants have not taken occupancy of the space.

(4)	In December 2019, we acquired F1RST Residences for $160.5 million.

(5)	Asset is subject to a ground lease.

(6)
The following asset contains space that is held for development or not otherwise available for lease. This out-of-service square footage is excluded from area, leased, and occupancy metrics in the above table.

Multifamily Asset	In-Service	Not Available for Lease
The Terano	195,864	3,904

(7)	During the third quarter of 2019, we completed the construction of West Half.

(8)
Ownership percentage reflects expected dilution of our real estate venture partner as contributions are funded during the construction of the asset. As of December 31, 2019, our ownership interest was 95.0%.

Near-Term Developments

As of December 31, 2019, we had no near-term development assets.

Future Developments

						Estimated Commercial SF / Multifamily Units to be Replaced (1)
	Number of Assets
		Estimated Potential Development Density (SF)
Region		Total	Office	Multifamily	Retail

Owned
D.C.
D.C.	8	1,678,400	312,100	1,357,300	9,000	—
VA
National Landing	11	6,910,400	2,135,000	4,655,700	119,700	293,412 SF
Reston	4	2,589,200	924,800	1,462,400	202,000	15 units
Other VA	4	199,600	88,200	102,100	9,300	21,568 SF
	19	9,699,200	3,148,000	6,220,200	331,000	314,980 SF / 15 units
MD
Silver Spring	1	1,276,300	—	1,156,300	120,000	170 units
Greater Rockville	4	126,500	19,200	88,600	18,700	—
	5	1,402,800	19,200	1,244,900	138,700	170 units
Total / weighted average	32	12,780,400	3,479,300	8,822,400	478,700	314,980 SF / 185 units

Optioned (2)
D.C.
D.C.	3	1,793,600	78,800	1,498,900	215,900	—
VA
Other VA	1	11,300	—	10,400	900	—
Total / weighted average	4	1,804,900	78,800	1,509,300	216,800	—

Held for Sale
VA
National Landing (3)	4	4,082,000	4,082,000	—	—	—

Total / Weighted Average	40	18,667,300	7,640,100	10,331,700	695,500	314,980 SF / 185 units
_______________
Note: At JBG SMITH share.

(1)
Represents management's estimate of the total office and/or retail rentable square feet and multifamily units that would need to be redeveloped to access some of the estimated potential development density.

(2)	As of December 31, 2019, the weighted average remaining term for the optioned future development assets is 4.5 years.

(3)
Represents the estimated potential development density that we have sold to Amazon pursuant to executed purchase and sale agreements. Subject to customary closing conditions, Amazon contracted to acquire these two development sites for an estimated aggregate $293.9 million. In January 2020, we sold the Metropolitan Park land sites to Amazon for a gross sales price of $155.0 million, which represents an $11.0 million increase over the previously estimated contract value resulting from an increase in the approved development density on the sites. We expect the sale of the Pen Place land site to Amazon to be completed in 2021.

Major Tenants
The following table sets forth information for our 10 largest tenants by annualized rent for the year ended December 31, 2019:

		At JBG SMITH Share
Tenant	Number of Leases	Square Feet	% of Total Square Feet	Annualized Rent (In thousands)	% of Total Annualized Rent
GSA	67	2,447,892	25.8%	$97,169	23.4%
Family Health International	3	295,977	3.1%	15,311	3.7%
Amazon	3	326,665	3.4%	14,130	3.4%
Gartner, Inc	1	174,424	1.8%	11,360	2.7%
Lockheed Martin Corporation	2	232,598	2.4%	10,860	2.6%
Arlington County	2	235,779	2.5%	9,908	2.4%
WeWork (1)	2	163,918	1.7%	8,543	2.1%
Greenberg Traurig LLP	1	101,602	1.1%	7,304	1.8%
Accenture LLP	2	116,736	1.2%	6,763	1.6%
Public Broadcasting Service	1	140,885	1.5%	5,186	1.2%
Total	84	4,236,476	44.5%	$186,534	44.9%
________________
Note: Includes all in-place leases as of December 31, 2019 for office and retail space within our Operating Portfolio. As signed but not yet commenced leases commence and tenants take occupancy, our tenant concentration will change.
(1) Excludes the WeLive lease at 2221 South Clark Street.

Lease Expirations
The following table sets forth as of December 31, 2019 the scheduled expirations of tenant leases in our Operating Portfolio for each year from 2020 through 2028 and thereafter, assuming no exercise of renewal options or early termination rights:

		At JBG SMITH Share
Year of Lease Expiration	Number of Leases	Square Feet	% of Total Square Feet	Annualized Rent (in thousands)	% of Total Annualized Rent	Annualized Rent Per Square Foot	Estimated Annualized Rent Per Square Foot at Expiration (1)
Month-to-Month	62	158,441	1.7%	$5,049	1.2%	$31.87	$31.87
2020	160	1,051,182	11.1%	42,275	10.2%	40.22	40.62
2021	116	989,425	10.4%	46,014	11.1%	46.51	48.11
2022	104	1,539,568	16.2%	66,996	16.1%	43.52	45.65
2023	91	553,972	5.8%	24,274	5.8%	43.82	47.32
2024	97	1,047,902	11.0%	48,004	11.5%	45.81	49.99
2025	76	608,702	6.4%	25,315	6.1%	41.59	46.98
2026	55	265,397	2.8%	11,607	2.8%	43.73	50.36
2027	49	455,115	4.8%	20,166	4.8%	44.31	52.37
2028	45	386,045	4.1%	17,902	4.3%	46.37	55.62
Thereafter	99	2,440,276	25.7%	108,449	26.1%	44.44	56.84
Total / Weighted Average	954	9,496,025	100.0%	$416,051	100.0%	$43.81	$49.52
____________________
Note: Includes all in-place leases as of December 31, 2019 for office and retail space within our Operating Portfolio and assuming no exercise of renewal options or early termination rights. The weighted average remaining lease term for the entire portfolio is 5.8 years.

(1)
Represents monthly base rent before free rent, plus tenant reimbursements, as of lease expiration multiplied by 12 and divided by square feet. Triple net leases are converted to a gross basis by adding tenant reimbursements to monthly base rent. Tenant reimbursements at lease expiration are estimated by escalating tenant reimbursements as of December 31, 2019, or management’s estimate thereof, by 2.75% annually through the lease expiration year.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends
Our common shares began regular way trading on the New York Stock Exchange, or NYSE, on July 18, 2017, under the symbol "JBGS." On February 20, 2020, there were 912 holders of record of our common shares. This does not reflect individuals or other entities who hold their shares in "street name."

Dividends declared in 2019 totaled $0.90 per common share (regular quarterly dividends of $0.225 per common share each quarter). Dividends declared in 2018 totaled $1.00 per common share (regular quarterly dividends of $0.225 per common share each quarter plus a special dividend of $0.10 per common share). Dividends declared in 2017 totaled $0.45 per common share (regular quarterly dividends of $0.225 per common share each quarter following the Formation Transaction). While future dividends will be declared at the discretion of our Board of Trustees and will depend upon cash generated by our operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as our Board of Trustees deems relevant, management currently expects regular quarterly dividends in 2020 will be comparable in amount with those declared in 2019. To qualify for the beneficial tax treatment accorded to REITs under the Code, we are currently required to make distributions to holders of our shares in an amount equal to at least 90% of our REIT taxable income as defined in Section 857 of the Code.

The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2020 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, the capital gain dividends are generally taxable to the shareholder as long-term capital gains.

Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings of under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return of our common shares, the S&P MidCap 400 Index and the FTSE NAREIT Equity Office Index, from July 18, 2017 (the completion date of the Formation Transaction) through December 31, 2019. The comparison assumes $100 was invested on July 18, 2017 in our common shares and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the FTSE NAREIT Equity Office Index because we believe that it is representative of the industry in which we compete and is relevant to an assessment of our performance. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	Period Ending
	7/18/2017	12/31/2017	12/31/2018	12/31/2019
JBG SMITH Properties	100.00	94.51	97.36	114.18
S&P MidCap 400 Index	100.00	108.61	96.58	121.88
FTSE NAREIT Equity Office Index	100.00	102.57	87.70	115.25

Sales of Unregistered Shares

During the year ended December 31, 2019, we did not sell any unregistered securities.
Repurchases of Equity Securities
During the year ended December 31, 2019, we did not repurchase any of our equity securities.
Equity Compensation Plan Information
Information regarding equity compensation plans is presented in Part III, Item 12 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The following table includes selected consolidated and combined financial data set forth as of and for each of the five years in the period ended December 31, 2019. The consolidated balance sheets as of December 31, 2019, 2018 and 2017 reflect the consolidation of properties that are wholly owned and properties in which we own less than 100% interest, including JBG SMITH LP, but in which we have a controlling interest. The consolidated statements of operations for the years ended December 31, 2019 and 2018 include our consolidated accounts. The consolidated and combined statement of operations for the year ended December 31, 2017 includes our consolidated accounts and the combined accounts of the Vornado Included Assets. Accordingly, the results presented for the year ended December 31, 2017 reflect the operations, comprehensive income (loss), and changes in cash flows and equity on a carved-out and combined basis for the period from January 1, 2017 through the date of the Separation and on a consolidated basis subsequent to the Separation. Consequently, our results for the periods before and after the Formation Transaction are not directly comparable. The financial data for the periods prior to the Separation consist of the Vornado Included Assets and are derived from audited combined financial statements. This selected financial data should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and our audited consolidated and combined financial statements and related notes included in Part II, Items 7 and 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Statement of Operations Data:
Total revenue	$647,770	$644,182	$543,013	$478,519	$470,607
Depreciation and amortization	191,580	211,436	161,659	133,343	144,984
Property operating	137,622	148,081	118,836	100,304	101,511
Real estate taxes	70,493	71,054	66,434	57,784	58,874
General and administrative:
Corporate and other	46,822	33,728	39,350	48,753	44,424
Third-party real estate services	113,495	89,826	51,919	19,066	18,217
Share-based compensation related to Formation Transaction and special equity awards	42,162	36,030	29,251	—	—
Transaction and other costs	23,235	27,706	127,739	6,476	—
Total expenses	625,409	617,861	595,188	365,726	368,010
Other income (expense):
Income (loss) from unconsolidated real estate ventures, net	(1,395)	39,409	(4,143)	(947)	(4,283)
Interest and other income, net	5,385	15,168	1,788	2,992	2,557
Interest expense	(52,695)	(74,447)	(58,141)	(51,781)	(50,823)
Gain on sale of real estate	104,991	52,183	—	—	—
Loss on extinguishment of debt	(5,805)	(5,153)	(701)	—	—
Gain (reduction of gain) on bargain purchase	—	(7,606)	24,376	—	—
Total other income (expense)	50,481	19,554	(36,821)	(49,736)	(52,549)
Income (loss) before income tax (expense) benefit	72,842	45,875	(88,996)	63,057	50,048
Income tax (expense) benefit	1,302	738	9,912	(1,083)	(420)
Net income (loss)	74,144	46,613	(79,084)	61,974	49,628
Net (income) loss attributable to redeemable noncontrolling interests	(8,573)	(6,710)	7,328	—	—
Net loss attributable to noncontrolling interest	—	21	3	—	—
Net income (loss) attributable to common shareholders	$65,571	$39,924	$(71,753)	$61,974	$49,628
Earnings (loss) per common share:
Basic	$0.48	$0.31	$(0.70)	$0.62	$0.49
Diluted	$0.48	$0.31	$(0.70)	$0.62	$0.49
Weighted average number of common shares outstanding - basic and diluted	130,687	119,176	105,359	100,571	100,571

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Balance Sheet Data:
Real estate, net	$4,655,948	$4,740,859	$5,006,174	$3,224,622	$3,129,973
Total assets	5,986,251	5,997,285	6,071,807	3,660,640	3,575,878
Mortgages payable, net	1,125,777	1,838,381	2,025,692	1,165,014	1,302,956
Revolving credit facility	200,000	—	115,751	—	—
Unsecured term loans, net	297,295	297,129	46,537	—	—
Redeemable noncontrolling interests	612,758	558,140	609,129	—	—
Total equity	3,386,677	2,987,352	2,974,814	2,121,984	2,059,491
Cash Flow Statement Data:
Provided by operating activities	$173,986	$188,193	$74,183	$159,541	$178,230
Provided by (used in) investing activities	(240,672)	66,327	(7,676)	(258,807)	(236,617)
Provided by (used in) financing activities	(190,330)	(193,545)	239,787	51,083	122,671
Other Information:
Dividends declared per common share	$0.90	$1.00	$0.45	—	—
Funds from operations ("FFO") attributable to common shareholders (1)	$150,590	$158,640	—	—	—
FFO per diluted common share (1)	$1.15	$1.33	—	—	—
_________________

(1)
FFO attributable to common shareholders and FFO per diluted common share prior to the year ended December 31, 2018 are excluded since periods before and after the Formation Transaction are not directly comparable. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds from Operations" for a reconciliation of net income attributable to common shareholders, the most directly comparable GAAP measure, to FFO.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated and combined financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Organization and Basis of Presentation

JBG SMITH was organized as a Maryland REIT for the purpose of receiving, via the spin-off on July 17, 2017, substantially all of the assets and liabilities of Vornado's Washington, D.C. segment. On July 18, 2017, JBG SMITH acquired the management business and certain assets and liabilities of JBG. Substantially all of our assets are held by, and our operations are conducted through, JBG SMITH LP, our operating partnership.

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

The following is a discussion of the historical results of operations and liquidity and capital resources of JBG SMITH as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019, which includes results prior to the consummation of the Formation Transaction. The historical results presented prior to the consummation of the Formation Transaction include the Vornado Included Assets, all of which were under common control of Vornado until July 17, 2017. Unless otherwise specified, the discussion of the historical results prior to July 18, 2017 does not include the results of the JBG Assets. Consequently, our results for the periods before and after the Formation Transaction are not directly comparable.
References to the financial statements refer to our consolidated and combined financial statements as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019. References to our balance sheets refer to our consolidated balance sheets as of December 31, 2019 and 2018. References to our statements of operations refer to our consolidated and combined statements of operations for each of the three years in the period ended December 31, 2019. References to our statements of cash flows refer to our consolidated and combined statements of cash flows for each of the three years in the period ended December 31, 2019.
The accompanying financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The historical financial results for the Vornado Included Assets for periods prior to the Formation Transaction reflect charges for certain corporate costs allocated by Vornado which were based on either actual costs incurred or a proportion of costs estimated to be applicable to the Vornado Included Assets based on an analysis of key metrics, including total revenues. Such costs do not necessarily reflect what the actual costs would have been if JBG SMITH had been operating as a separate standalone public company. These charges are discussed further in Note 20 to the financial statements included herein.
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
Overview
We own and operate a portfolio of high-growth commercial and multifamily assets, many of which are amenitized with ancillary retail. Our portfolio reflects our longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area that have high barriers to entry and key urban amenities, including being within walking distance of a Metro station.
As of December 31, 2019, our Operating Portfolio consists of 62 operating assets comprising 44 commercial assets totaling 12.7 million square feet (10.7 million square feet at our share) and 18 multifamily assets totaling 7,111 units (5,327 units at our share). Additionally, we have (i) seven assets under construction comprising four commercial assets totaling 943,000 square feet (821,000 square feet at our share) and three multifamily assets totaling 1,011 units (833 units at our share); and (ii) 40 future development assets totaling 21.9 million square feet (18.7 million square feet at our share) of estimated potential development density.
During 2019, we sold or recapitalized approximately $426 million of assets, which included approximately $270 million of operating assets, that were identified for sale or recapitalization because of their relatively low expected return potential and their high tax basis, enabling better capital retention. The assets sold or recapitalized generated approximately $10 million of NOI in 2019. We expect to continue this opportunistic strategy in 2020 by marketing over $500 million of assets for sale. Based on the current challenging investment sales market, and our opportunistic expectations as a seller, we expect to transact on at least $200 million in 2020. Also, consistent with our approach to capital recycling, in the competitive Washington, D.C. office leasing market, we are focused on retaining tenants and avoiding the costly concessions associated with backfilling vacancy. We believe this approach produces a higher comparable return while better positioning assets for potential sale or recapitalization, and simultaneously de-risking them at a time of greater supply and cyclical downturn risk. The lease renewals we executed in 2017 and 2018 reduced our NOI in 2019, primarily due to free rent associated with these early renewals. Because (i) the concessions in our commercial portfolio have burned off to stabilized levels, (ii) we delivered Under Construction assets on or ahead of schedule, and (iii) we acquired F1RST Residences, we expect NOI to rebound in 2020. We do not, however, expect to see this NOI increase immediately flow through to FFO in 2020, primarily due to the reduction in capitalized interest from the delivery of our assets under construction. As these assets stabilize, we expect the increase in earnings to offset the increase in interest expense which will increase FFO.
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
In November 2018, Amazon announced it had selected sites that we own in National Landing in Northern Virginia as the location of an additional headquarters. To date, Amazon has executed leases totaling approximately 857,000 square feet at five office buildings in our National Landing portfolio. In March 2019, we executed three initial leases with Amazon totaling approximately 537,000 square feet at three of our office buildings in National Landing. These three initial leases encompass approximately 88,000 square feet at 241 18th Street South, approximately 191,000 square feet at 1800 South Bell Street, and approximately 258,000 square feet at 1770 Crystal Drive. Amazon began moving into 241 18th Street South and 1800 South Bell in 2019, and we expect Amazon to begin moving into 1770 Crystal Drive by the end of 2020. In April 2019, we executed a lease with Amazon for an additional approximately 48,000 square feet of office space at 2345 Crystal Drive in National Landing. Amazon moved its first employees into 2345 Crystal Drive during the second quarter of 2019. In December 2019, we executed a lease with Amazon for an additional approximately 272,000 square feet of office space at 2100 Crystal Drive in National Landing. We expect Amazon to begin occupying space in 2100 Crystal Drive in late 2020.

In March 2019, we also executed purchase and sale agreements with Amazon for two of our National Landing development sites, Metropolitan Park and Pen Place, which will serve as the initial phase of new construction associated with Amazon’s new headquarters at National Landing. Subject to customary closing conditions, Amazon contracted to acquire these two development sites for an estimated aggregate $293.9 million, or $72.00 per square foot based on their combined estimated potential development density of up to approximately 4.1 million square feet. In May 2019, Amazon submitted its plans to Arlington County for approval of two new office buildings, totaling 2.1 million square feet, inclusive of over 50,000 square feet of street-level retail with new shops and restaurants, on the Metropolitan Park land sites. In January 2020, we sold the Metropolitan Park land sites to Amazon for $155.0 million, which represents an $11.0 million increase over the previously estimated contract value resulting from an increase in the approved development density on the sites. We expect the sale of the Pen Place land site to Amazon to be completed in 2021. We are the developer, property manager and retail leasing agent for Amazon’s new headquarters at National Landing.

In February 2019, the Commonwealth of Virginia enacted an incentives bill, which provides tax incentives to Amazon if it creates up to 37,850 full-time jobs with average salaries of $150,000 or higher in National Landing. As part of the incentive package, we expect $1.8 billion in infrastructure and education investments led by state and local governments.
Key highlights of operating results for the years ended December 31, 2019 included:

•
net income attributable to common shareholders of $65.6 million, or $0.48 per diluted common share, for the year ended December 31, 2019 as compared to $39.9 million, or $0.31 per diluted common share, for the year ended December 31, 2018. Net income attributable to common shareholders for the years ended December 31, 2019 and 2018 included gains on the sale of real estate of $105.0 million and $52.2 million, and transaction and other costs of $23.2 million and $27.7 million;

•	third-party real estate services revenue, including reimbursements, of $120.9 million for the year ended December 31, 2019 as compared to $98.7 million for the year ended December 31, 2018;

•	operating commercial portfolio leased and occupied percentages at our share of 91.4% and 88.2% as of December 31, 2019 compared to 89.6% and 85.5% as of December 31, 2018;

•
operating multifamily portfolio leased and occupied percentages at our share of 89.5% and 87.2% as of December 31, 2019 and 95.7% and 93.9% as of December 31, 2018. The decreases are due in part to the movement of West Half into our recently delivered operating assets during the fourth quarter of 2019. The in service operating multifamily portfolio was 95.1% leased and 93.3% occupied as of December 31, 2019;

•
the leasing of approximately 2.3 million square feet, or 2.1 million square feet at our share, at an initial rent (1) of $45.61 per square foot and a GAAP-basis weighted average rent per square foot (2) of $46.31 for the year ended December 31, 2019; and

•	a decrease in same store (3) NOI of 7.0% to $292.3 million for the year ended December 31, 2019 as compared to $314.1 million for the year ended December 31, 2018.
_________________

(1)	Represents the cash basis weighted average starting rent per square foot, which excludes free rent and fixed escalations.

(2)	Represents the weighted average rent per square foot that is recognized over the term of the respective leases, including the effect of free rent and fixed escalations.

(3)
Includes the results of the properties that are owned, operated and in service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the year ended December 31, 2019 included:

•
the closing of an underwritten public offering of 11.5 million common shares (including 1.5 million common shares related to the exercise of the underwriters' option to cover overallotments) at $42.00 per share, which generated net proceeds, after deducting the underwriting discounts and commissions and other offering expenses, of $472.8 million;

•
the sale of three commercial assets for the gross sales price of $165.4 million, and the sale of a 50.0% interest in a real estate venture that owns Central Place Tower for the gross sales price of $220.0 million;

•
the execution of agreements for the sale of the Pen Place and Metropolitan Park land sites with Amazon for its headquarters in National Landing, for an estimated aggregate $293.9 million. In January 2020, we sold the Metropolitan Park land sites to Amazon for the gross sales price of $155.0 million, which represents an $11.0 million increase over the previously estimated contract value as the result of an increase in the approved development density on the sites;

•
the acquisition of F1RST Residences, a 325-unit multifamily asset located in the Ballpark submarket of Washington, D.C. with approximately 21,000 square feet of street level retail, for $160.5 million through a like-kind exchange agreement with a third-party intermediary;

•	a $200.0 million draw under the revolving credit facility, which was repaid in 2020;

•	the repayment of mortgages payable totaling $709.1 million;

•	the payment of dividends totaling $129.8 million and distributions to our noncontrolling interests of $17.4 million; and

•	the investment of $441.0 million in development, construction in progress and real estate additions.

Activity subsequent to December 31, 2019 included:

•	the amendment of the credit facility to extend the maturity date of the revolving credit facility to January 2025;

•	the closing of a mortgage loan with a principal balance of $175.0 million collateralized by 4747 and 4749 Bethesda Avenue; and

•
the issuance of 471,598 long-term incentive partnership units ("LTIP Units") and 593,100 LTIP Units with performance-based vesting requirements ("Performance-Based LTIP Units") to management and employees with an estimated aggregate fair value of $29.4 million.

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
Asset Acquisitions and Business Combinations
We account for asset acquisitions, which includes the consolidation of previously unconsolidated real estate ventures, at cost, including transaction costs, plus the fair value of any assumed debt. We estimate the fair values of acquired tangible assets (consisting of real estate, cash and cash equivalents, tenant and other receivables, investments in unconsolidated real estate ventures and other assets, as applicable), identified intangible assets and liabilities (consisting of the value of in-place leases, above- and below-market leases, options to enter into ground leases and management contracts, as applicable), assumed debt and other liabilities, and noncontrolling interests, as applicable, based on our evaluation of information and estimates available at the date of acquisition. Based on these estimates, we allocate the purchase price, including all transaction costs related to the acquisition, to the identified assets acquired and liabilities assumed based on their relative fair value.
We similarly account for business combinations by estimating the fair values of acquired tangible assets, identified intangible assets and liabilities, assumed debt and other liabilities, and noncontrolling interests, as applicable, based on our evaluation of information and estimates. Any excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill, and any excess of the fair value of assets acquired over the purchase price is recorded as a gain on bargain purchase. If, up to one year from the acquisition date, information regarding the fair value of the assets acquired and liabilities assumed is received and the estimates are refined, appropriate adjustments are made on a prospective basis to the purchase price allocation, which may include adjustments to identified assets, assumed liabilities, and goodwill or the gain on bargain purchase, as applicable. Transaction costs are expensed as incurred and included in "Transaction and other costs" in our statements of operations.
For both asset acquisitions and business combinations, the results of operations of acquisitions are prospectively included in our financial statements beginning with the date of the acquisition.
The fair values of buildings are determined using the "as-if vacant" approach whereby we use discounted cash flow models with inputs and assumptions that we believe are consistent with current market conditions for similar assets. The most significant assumptions in determining the allocation of the purchase price to buildings are the exit capitalization rate, discount rate, estimated market rents and hypothetical expected lease-up periods. We assess fair value of land based on market comparisons and development projects using an income approach of cost plus a margin.
The fair values of identified intangible assets are determined based on the following:

•
The value allocable to the above- or below-market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired lease) of the difference between (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be received using market rates over the remaining term of the lease. Amounts allocated to above- market leases are recorded as lease intangible assets in "Other assets, net" in our balance sheets, and amounts allocated to below-market leases are recorded as lease intangible liabilities in "Other liabilities, net" in our balance sheets. These intangibles are amortized to "Property rentals revenue" in our statements of operations over the remaining terms of the respective leases;

•
Factors considered in determining the value allocable to in-place leases during hypothetical lease-up periods related to space that is leased at the time of acquisition include (i) lost rent and operating cost recoveries during the hypothetical lease-up period and (ii) theoretical leasing commissions required to execute similar leases. These intangible assets are recorded as lease intangible assets in "Other assets, net" in our balance sheets and are amortized to "Depreciation and amortization expense" in our statements of operations over the remaining term of the existing lease; and

•
The fair value of the in-place property management, leasing, asset management, and development and construction management contracts is based on revenue and expense projections over the estimated life of each contract discounted using a market discount rate. These management contract intangibles are amortized to "Depreciation and amortization expense" in our statements of operations over the weighted average life of the management contracts.

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
Real Estate
Real estate is carried at cost, net of accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred and are included in "Property operating expenses" in our statements of operations. As real estate is undergoing redevelopment activities, all property operating expenses directly associated with and attributable to the redevelopment, including interest expense, are capitalized to the extent that we believe such costs are recoverable through the value of the property. The capitalization period ends when the asset is ready for its intended use, but no later than one year from substantial completion of major construction activities. General and administrative costs are expensed as incurred. Depreciation and amortization require an estimate of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. Depreciation and amortization are recognized on a straight‑line basis over estimated useful lives, which range from three to 40 years. Tenant improvements are amortized on a straight‑line basis over the lives of the related leases, which approximate the useful lives of the tenant improvements. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.
Construction in progress, including land, is carried at cost, and no depreciation is recorded. Real estate undergoing significant renovations and improvements is considered to be under development. All direct and indirect costs related to development activities are capitalized into "Construction in progress, including land" on our balance sheets, except for certain demolition costs, which are expensed as incurred. Direct development costs incurred include: pre-development expenditures directly related to a specific project, development and construction costs, interest, insurance and real estate taxes. Indirect development costs include: employee salaries and benefits, travel and other related costs that are directly associated with the development. Our method of calculating capitalized interest expense is based upon applying our weighted average borrowing rate to the actual accumulated expenditures if the property does not have property specific debt. If the property is encumbered by specific debt, we will capitalize both the interest incurred applicable to that debt and additional interest expense using our weighted average borrowing rate for any accumulated expenditures in excess of the principal balance of the debt encumbering the property. The capitalization of such expenses ceases when the real estate is ready for its intended use, but no later than one-year from substantial completion of major construction activities.
Our assets and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Estimates of future cash flows are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. An impairment loss is recognized if the carrying amount of the asset is not recoverable and is measured based on the excess of the property’s carrying amount over its estimated fair value. If our estimates of future cash flows, anticipated holding periods, or fair values change, based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our financial statements. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.

Investments in Real Estate Ventures
We analyze our real estate ventures to determine whether the entities should be consolidated. If it is determined that these entities are variable interest entities ("VIEs") in which we have a variable interest, we assess whether we are the primary beneficiary of the VIE to determine whether it should be consolidated. We are not the primary beneficiary of entities when we do not have voting control, lack the power to direct the activities that most significantly impact the entity's economic performance, or the limited partners (or non-managing members) have substantive participatory rights. If it is determined that these entities are not VIEs, then the determination as to whether we consolidate is based on whether we have a controlling financial interest in the entity, which is based on our voting interests and the degree of influence we have over the entity. Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling financial interest in, an entity in which we have a variable interest. Factors considered in determining whether we have the power to direct the activities that most significantly impact the entity’s economic performance include voting rights, involvement in day-to-day capital and operating decisions and the extent of our involvement in the entity.

We use the equity method of accounting for investments in unconsolidated real estate ventures when we have significant influence but do not have a controlling financial interest. Significant influence is typically indicated through ownership of 20% or more of the voting interests. Under the equity method, we record our investments in these entities in "Investments in unconsolidated real estate ventures" on our balance sheets, and our proportionate share of earnings or losses earned by the real estate venture is recognized in "Income (loss) from unconsolidated real estate ventures, net" in the accompanying statements of operations. We earn revenues from the management services we provide to unconsolidated entities. These fees are determined in accordance with the terms specific to each arrangement and may include property and asset management fees or transactional fees for leasing, acquisition, development and construction, financing and legal services provided. We account for this revenue gross of our ownership interest in each respective real estate venture and recognize such revenue in "Third-party real estate services, including reimbursements" in our statements of operations when earned. Our proportionate share of related expenses is recognized in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations.

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

With regard to distributions from unconsolidated real estate ventures, we use the information that is available to us to determine the nature of the underlying activity that generated the distributions. Using the nature of distribution approach, cash flows generated from the operations of an unconsolidated real estate venture are classified as a return on investment (cash inflow from operating activities) and cash flows from property sales, debt refinancing or sales of our investments are classified as a return of investment (cash inflow from investing activities).
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
Property rentals revenue includes base rent each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of periodic step-ups in rent and rent abatements under the lease. When a renewal option is included within the lease, we assess whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Further, property rentals revenue includes tenant reimbursements revenue from the recovery of all or a portion of the operating expenses and real estate taxes of the respective assets. Tenant reimbursements, which vary each period, are non-lease components that are not the predominant activity within the contract. We combine certain lease and non-lease components of our operating leases. Non-lease components are recognized together with fixed base rent in "Property rentals revenue", as variable lease income in the same periods as the related expenses are incurred. Certain commercial leases may also provide for the payment by the lessee of additional rents based on a percentage of sales, which are recorded as variable lease income in the period the additional rents are earned.

We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and when the leased space is substantially ready for its intended use. In circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of property rentals revenue on a straight-line basis over the term of the lease when the tenant takes possession of the space. Differences between rental revenue recognized and amounts due under the respective lease agreements are recorded as an increase or decrease to "Deferred rent receivable, net" on our balance sheets. Property rentals revenue also includes the amortization or accretion of acquired above-and below-market leases. We periodically evaluate the collectability of amounts due from tenants and recognize an adjustment to property rental revenue for the estimated losses resulting from the inability of tenants to make required payments under lease agreements. Any changes to the provision for lease revenue determined to be not probable of collection are included in "Property rentals revenue" in our statements of operations. We exercise judgment in assessing the probability of collection and consider payment history and current credit status in making this determination.
Third-party real estate services revenue, including reimbursements, includes property and asset management fees, and transactional fees for leasing, acquisition, development and construction, financing, and legal services. These fees are determined in accordance with the terms specific to each arrangement and are recognized as the related services are performed. Development fees are earned from providing services to third-party property owners and our unconsolidated real estate ventures. The performance obligations associated with our development services contracts are satisfied over time and we recognize our development fee revenue using a time based measure of progress over the course of the development project due to the stand-ready nature of the promised services. The transaction prices for our performance obligations that are expected to be completed in greater than twelve months are variable based on the costs ultimately incurred to develop the underlying assets. Judgments impacting the timing and amount of revenue recognized from our development services contracts include the determination of the nature and number of performance obligations within a contract, estimates of total development project costs, from which the fees are typically derived, and estimates of the period of time over which the development services are expected to be performed, which is the period over which the revenue is recognized. We recognize development fees earned from unconsolidated joint venture projects to the extent of the third-party partners’ ownership interest.

Share-Based Compensation
The fair value of share-based compensation awards granted to our trustees, management or employees is determined, depending on the type of award, using the Monte Carlo or Black-Scholes methods, which is intended to estimate the fair value of the awards at the grant date using dividend yields, expected volatilities that are primarily based on available implied data and peer group companies' historical data and post-vesting restriction periods. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The shortcut method is used for determining the expected life used in the valuation method.

Compensation expense is based on the fair value of our common shares at the date of the grant and is recognized ratably over the vesting period using a graded vesting attribution model. We account for forfeitures as they occur. Distributions paid on unvested OP Units, LTIP Units, LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") and Performance-Based LTIP Units are recorded to "Redeemable noncontrolling interests" in our balance sheets.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of recent accounting pronouncements.
Results of Operations
This section of this Form 10-K discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 26, 2019, which is incorporated herein by reference.

During the year ended December 31, 2019, we sold Commerce Executive/Commerce Executive Metro Land, 1600 K Street, Vienna Retail and a 50.0% interest in the entity that owns Central Place Tower; and during 2018, we sold Summit I and II, the Bowen Building, Executive Tower, 1233 20th Street and the out-of-service portion of Falkland Chase-North, which we collectively refer to as the "Disposed Properties" in the discussion below. In December 2019, we acquired F1RST Residences, which did not have a material impact on our statement of operations for the year ended December 31, 2019.
Comparison of the Year Ended December 31, 2019 to 2018
The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the year ended December 31, 2019 as compared to the same period in 2018:

	Year Ended December 31,
	2019	2018	% Change
	(In thousands)
Property rentals revenue	$493,273	$513,447	(3.9)%
Third-party real estate services revenue, including reimbursements	120,886	98,699	22.5%
Depreciation and amortization expense	191,580	211,436	(9.4)%
Property operating expense	137,622	148,081	(7.1)%
Real estate taxes expense	70,493	71,054	(0.8)%
General and administrative expense:
Corporate and other	46,822	33,728	38.8%
Third-party real estate services	113,495	89,826	26.3%
Share-based compensation related to Formation Transaction and special equity awards	42,162	36,030	17.0%
Transaction and other costs	23,235	27,706	(16.1)%
Income (loss) from unconsolidated real estate ventures, net	(1,395)	39,409	(103.5)%
Interest and other income, net	5,385	15,168	(64.5)%
Interest expense	52,695	74,447	(29.2)%
Gain on sale of real estate	104,991	52,183	101.2%
Loss on extinguishment of debt	5,805	5,153	12.7%
Reduction of gain on bargain purchase	—	7,606	(100.0)%
Property rentals revenue, decreased by approximately $20.2 million, or 3.9%, to $493.3 million in 2019 from $513.4 million in 2018. The decrease was primarily due to a $26.1 million decline in property rentals revenue related to the Disposed Properties and a $2.8 million decline related to properties taken out of service for redevelopment. The decrease in property rentals revenue was partially offset by a $4.2 million increase in revenue related to 1221 Van Street, which we placed into service during the first quarter of 2018, a combined $1.9 million increase in revenue related to West Half and 4747 Bethesda Avenue, which were both placed into service during the second half of 2019, and an increase in straight line rental revenue, primarily related to a ground lease at 1700 M Street that was executed in the fourth quarter of 2018.
Third-party real estate services revenue, including reimbursements, increased by approximately $22.2 million, or 22.5%, to $120.9 million in 2019 from $98.7 million in 2018. The increase was primarily due to an $8.1 million increase in development fee income and a $16.4 million increase in reimbursement revenue primarily driven by construction management revenue, resulting from an increase in construction projects in 2019.
Depreciation and amortization expense decreased by approximately $19.9 million, or 9.4%, to $191.6 million in 2019 from $211.4 million in 2018. The decrease was primarily due to a $14.1 million decline related to properties taken out of service for redevelopment and a $7.6 million decrease related to the Disposed Properties. The decrease in depreciation and amortization expense was partially offset by an increase of $3.6 million related to 1221 Van Street, West Half and 4747 Bethesda Avenue.
Property operating expense decreased by approximately $10.5 million, or 7.1%, to $137.6 million in 2019 from $148.1 million in 2018. The decrease was primarily due to an $8.3 million decline related to the Disposed Properties, a $3.5 million decline in property operating expenses at Courthouse Plaza 1 and 2 due to a reduction in ground rent expense, and a $2.4 million reduction associated with properties taken out of service for redevelopment. The decrease in property operating expense was partially offset by an increase of $2.9 million related to 1221 Van Street, West Half and 4747 Bethesda Avenue.

Real estate tax expense decreased by approximately $561,000, or 0.8%, to $70.5 million in 2019 from $71.1 million in 2018. The decrease was primarily due to a $4.0 million decline related to the Disposed Properties and a $1.2 million decrease related to properties taken out of service for redevelopment for which we began capitalizing expenses during 2019. The decrease in real estate tax expense was partially offset by an increase in real estate taxes related to various properties throughout our portfolio.
General and administrative expense: corporate and other increased by approximately $13.1 million, or 38.8%, to $46.8 million in 2019 from $33.7 million in 2018. The increase was primarily due to an increase in share-based compensation expense from the issuance of the 2019 equity awards, an increase in compensation expense as a result of the adoption of Accounting Standards Update 2016-02, Leases ("Topic 842"), which requires the expensing of previously capitalized indirect internal leasing costs, and an increase in overall consulting, legal and marketing expenses.
General and administrative expense: third-party real estate services increased by approximately $23.7 million, or 26.3%, to $113.5 million in 2019 from $89.8 million in 2018. The increase was primarily due to an increase in reimbursable expenses resulting from an increase in construction management projects, an increase in share-based compensation expense from the issuance of the 2019 equity awards and an increase in overall consulting and legal fees.
General and administrative expense: share-based compensation related to Formation Transaction and special equity awards increased by approximately $6.1 million, or 17.0%, to $42.2 million in 2019 from $36.0 million in 2018. The increase was primarily due to share-based compensation associated with the special equity awards issued in the fourth quarter of 2018 related to our successful pursuit of Amazon's additional headquarters in National Landing, partially offset by the vesting of certain awards issued in prior years.
Transaction and other costs of $23.2 million in 2019 include $10.9 million of expenses related to the relocation of our corporate headquarters primarily due to an impairment charge on the right-of-use assets for leases associated with our former corporate headquarters, $5.4 million of demolition costs related to 1900 Crystal Drive, $5.3 million of costs incurred in connection with the Formation Transaction (including integration and severance costs), $651,000 of expenses related to other completed, potential and pursued transactions and $1.0 million of other costs related to a contribution to the Washington Housing Conservancy. Transaction and other costs of $27.7 million in 2018 include $15.9 million of costs incurred in connection with the Formation Transaction (including transition services provided by our former parent, and integration and severance costs), $9.0 million of expenses related to other completed, potential and pursued transactions and $2.8 million of other costs related to the successful pursuit of Amazon's additional headquarters at our properties in National Landing.
Income (loss) from unconsolidated real estate ventures, net decreased by approximately $40.8 million, or 103.5%, to $(1.4) million for 2019 from $39.4 million in 2018. The decrease was primarily due to the 2018 sales of our 5% interest in a real estate venture that owned the Investment Building, resulting in a gain of $15.5 million, and the sale of The Warner Building by one of our unconsolidated real estate ventures, resulting in a gain of $20.6 million.
Interest and other income, net decreased by $9.8 million, or 64.5%, to $5.4 million in 2019 from $15.2 million in 2018. The decrease is primarily due to a greater reduction in assumed lease liabilities in 2018 and lower income from other investments. The decrease in interest and other income was partially offset by higher interest income in 2019.
Interest expense decreased by approximately $21.8 million, or 29.2%, to $52.7 million in 2019 from $74.4 million in 2018. The decrease was primarily due to the repayment of several mortgages payable during 2019 and 2018, a $9.0 million increase in capitalized interest related to higher construction spend and additional projects under redevelopment and a $1.1 million decrease related to the Disposed Properties. The decrease in interest expense was partially offset by additional revolving credit facility borrowings in 2019 and ceasing the capitalization of interest for 1221 Van Street and West Half.
Gain on the sale of real estate of $105.0 million in 2019 was due to the sales of Commerce Executive/Commerce Metro Land, 1600 K Street, Vienna Retail, and a 50% interest in the entity that owns Central Place Tower and the subsequent remeasurement of our remaining interest to fair value. Gain on the sale of real estate of $52.2 million in 2018 was primarily related to the sales of Summit I and II, the Bowen Building, Executive Tower, 1233 20th Street and the out-of-service portion of Falkland Chase - North.
Loss on the extinguishment of debt was $5.8 million in 2019, of which $2.9 million related to our repayment of various mortgages payable and $2.9 million related to the termination of various interest rate swaps in connection with the repayment of the loan encumbering Central Place Tower. Loss on extinguishment of debt of $5.2 million in 2018 was due to our repayment of various mortgages payable.
The reduction of gain on bargain purchase of $7.6 million in 2018 was due to finalizing the fair values used in the purchase price allocation related to the Combination.

FFO
FFO is a non-GAAP financial measure computed in accordance with the definition established by National Association of Real Estate Investment Trusts ("NAREIT") in the NAREIT FFO White Paper - 2018 Restatement issued in 2018. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, including our share of such adjustments for unconsolidated real estate ventures.
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
The following is the reconciliation of net income attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Year Ended December 31,
	2019	2018
	(In thousands, except per share amounts)
Net income attributable to common shareholders	$65,571	$39,924
Net income attributable to redeemable noncontrolling interests	8,573	6,710
Net loss attributable to noncontrolling interests	—	(21)
Net income	74,144	46,613
Gain on sale of real estate	(104,991)	(52,183)
Gain on sale from unconsolidated real estate ventures	(335)	(36,042)
Real estate depreciation and amortization	180,508	201,062
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	20,577	25,039
Net income attributable to noncontrolling interests in consolidated real estate ventures	(7)	(51)
FFO attributable to OP Units (1)	169,896	184,438
FFO attributable to redeemable noncontrolling interests	(19,306)	(25,798)
FFO attributable to common shareholders (1)	$150,590	$158,640
FFO per diluted common share	$1.15	$1.33
Weighted average diluted shares	130,687	119,176
_______________

Note: FFO is presented for the two years ended December 31, 2019 and 2018. FFO for the year ended December 31, 2017 is excluded due to the lack of comparability of periods prior to the Combination.

(1)
Due to our adoption of Topic 842, beginning in 2019, we no longer capitalize internal leasing costs and expense these costs as incurred (such costs were $6.5 million for the year ended December 31, 2018).

NOI and Same Store NOI
We utilize NOI, which is a non-GAAP financial measure, to assess a segment’s performance. The most directly comparable GAAP measure is net income attributable to common shareholders. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only property related revenue (which includes base rent, tenant reimbursements and other operating revenue, net of free rent and payments associated with assumed lease liabilities) less operating expenses and ground rent, if applicable. NOI also excludes deferred rent, related party management fees, interest expense, and certain other non-cash adjustments, including the accretion of acquired below-market leases and amortization of acquired above-market leases and below-market ground lease intangibles. Management uses NOI as a supplemental performance measure for our assets and believes it provides useful information to investors because it reflects only those revenue and expense items that are incurred at the asset level, excluding non-cash items. In addition, NOI is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. However, because NOI excludes depreciation and amortization and captures neither the changes in the value of our assets that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our assets, all of which have real economic effect and could materially impact the financial performance of our assets, the utility of NOI as a measure of the operating performance of our assets is limited. NOI presented by us may not be comparable to NOI reported by other REITs that define these measures differently. We believe that to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income attributable to common shareholders as presented in our financial statements. NOI should not be considered as an alternative to net income attributable to common shareholders as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.

We also provide certain information on a "same store" basis. Information provided on a same store basis includes the results of properties that are owned, operated and in service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or property under construction is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

During the year ended December 31, 2019, our same store pool changed from the prior year due to the inclusion of the JBG Assets and one Vornado Included Asset (The Bartlett), and the exclusion of Commerce Executive, 1600 K Street and Vienna Retail, which were sold during 2019, and 2001 Richmond Highway, which is being phased out of service for future development.

Same store NOI decreased by $21.9 million, or 7.0%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease in same store NOI for the year ended December 31, 2019, was largely attributable to increased rental abatements and rent reductions, and an increase in assumed lease liability payments. The lease renewals we executed in 2017 and 2018 reduced our NOI in 2019, primarily due to free rent associated with these early renewals. Because (i) the concessions in our commercial portfolio have burned off to stabilized levels, (ii) we delivered Under Construction assets on or ahead of schedule, and (iii) we acquired F1RST Residences, we expect NOI to rebound in 2020.

The following is the reconciliation of net income attributable to common shareholders to NOI and same store NOI:

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Net income attributable to common shareholders	$65,571	$39,924
Add:
Depreciation and amortization expense	191,580	211,436
General and administrative expense:
Corporate and other	46,822	33,728
Third-party real estate services	113,495	89,826
Share-based compensation related to Formation Transaction and special equity awards	42,162	36,030
Transaction and other costs	23,235	27,706
Interest expense	52,695	74,447
Loss on extinguishment of debt	5,805	5,153
Reduction of gain on bargain purchase	—	7,606
Income tax benefit	(1,302)	(738)
Net income attributable to redeemable noncontrolling interests	8,573	6,710
Less:
Third-party real estate services, including reimbursements	120,886	98,699
Other revenue (1)	7,638	6,358
Income (loss) from unconsolidated real estate ventures, net	(1,395)	39,409
Interest and other income, net	5,385	15,168
Gain on sale of real estate	104,991	52,183
Net loss attributable to noncontrolling interests	—	21
Consolidated NOI	311,131	319,990
NOI attributable to unconsolidated real estate ventures at our share	21,797	36,684
Non-cash rent adjustments (2)	(34,359)	(10,349)
Other adjustments (3)	13,979	15,061
Total adjustments	1,417	41,396
NOI	312,548	361,386
Less: out-of-service NOI loss (4)	(7,013)	(4,395)
Operating Portfolio NOI	319,561	365,781
Non-same store NOI (5)	27,298	51,646
Same store NOI (6)	$292,263	$314,135

Change in same store NOI	(7.0)%
Number of properties in same store pool	53

___________________________________________________

(1)	Excludes parking revenue of $26.0 million and $25.7 million for the years ended December 31, 2019 and 2018.

(2)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.

(3)
Adjustment to include other revenue and payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue and allocated corporate general and administrative expenses to operating properties.

(4)	Includes the results for our under construction assets and future development pipeline.

(5)
Includes the results for properties that were not in service for the entirety of both periods being compared and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. The decrease in non-same store NOI was primarily attributable to lost income from disposed assets.

(6)
Includes the results of the properties that are owned, operated and in service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Reportable Segments
We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. We defined our reportable segments to be aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker ("CODM"), makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we aggregate our operating segments into three reportable segments (commercial, multifamily, and third-party asset management and real estate services) based on the economic characteristics and nature of our assets and services.

The CODM measures and evaluates the performance of our operating segments, with the exception of the third-party asset management and real estate services business, based on the NOI of properties within each segment. NOI includes property rental revenue and other property revenue, and deducts property operating expenses and real estate taxes.

With respect to the third-party asset management and real estate services business, the CODM reviews revenues streams generated by this segment ("Third-party real estate services, including reimbursements"), as well as the expenses attributable to the segment ("General and administrative: third-party real estate services"), which are disclosed separately in our statements of operations and discussed in the preceding pages under "Results of Operations." The following represents the components of revenue from our third-party real estate services business:

	Year Ended December 31,
	2019	2018
	(In thousands)
Property management fees	$22,437	$24,831
Asset management fees	14,045	14,910
Leasing fees	7,377	6,658
Development fees	15,655	7,592
Construction management fees	1,669	2,892
Other service revenue	4,269	2,801
Third-party real estate services revenue, excluding reimbursements	65,452	59,684
Reimbursements revenue (1)	55,434	39,015
Third-party real estate services revenue, including reimbursements	$120,886	$98,699
_________________

(1)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Third-party real estate services revenue, including reimbursements, increased by approximately $22.2 million, or 22.5%, to $120.9 million in 2019 from $98.7 million in 2018. The increase was primarily due to an $8.1 million increase in development fee income and a $16.4 million increase in reimbursement revenue primarily driven by construction management revenue, resulting from an increase in construction projects in 2019.
Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

Property revenue is calculated as property rentals revenue plus other property revenue (primarily parking revenue). Property expense is calculated as property operating expenses plus real estate taxes. Consolidated NOI is calculated as total property revenue less total property expense. See Note 18 to the financial statements for the reconciliation of net income attributable to common shareholders to consolidated NOI for each of the three years in the period ended December 31, 2019. The following is a summary of NOI by segment:

	Year Ended December 31,
	2019	2018
	(In thousands)
Property revenue:
Commercial	$408,904	$430,042
Multifamily	116,710	109,357
Other (1)	(6,368)	(274)
Total property revenue	519,246	539,125

Property expense:
Commercial	163,292	171,612
Multifamily	50,257	45,782
Other (1)	(5,434)	1,741
Total property expense	208,115	219,135

Consolidated NOI:
Commercial	245,612	258,430
Multifamily	66,453	63,575
Other (1)	(934)	(2,015)
Consolidated NOI	$311,131	$319,990
_________________

(1)	Includes activity related to future development assets and corporate entities and the elimination of intersegment activity.
Comparison of the Year Ended December 31, 2019 to 2018
Commercial: Property revenue decreased by $21.1 million, or 4.9%, to $408.9 million in 2019 from $430.0 million in 2018. Consolidated NOI decreased by $12.8 million, or 5.0%, to $245.6 million in 2019 from $258.4 million in 2018. The decrease in property revenue and consolidated NOI was primarily due to the sale of the Disposed Properties, properties that were taken out of service for redevelopment, and rent reductions at 2101 L Street and Courthouse Plaza 1 and 2. These decreases were partially offset by an increase in revenue and consolidated NOI from Central Place Tower, which we placed into service during the first quarter of 2018, 4747 Bethesda Avenue, which we placed into service during the fourth quarter of 2019, and the ground lease at 1700 M Street executed in the fourth quarter of 2018.
Multifamily: Property revenue increased by $7.4 million, or 6.7%, to $116.7 million in 2019 from $109.4 million in 2018. Consolidated NOI increased by $2.9 million, or 4.5%, to $66.5 million in 2019 from $63.6 million in 2018. The increase in property revenue and consolidated NOI was primarily due to an increase in occupancy at 1221 Van Street, which we placed into service during the first quarter of 2018, an increase in occupancy at RiverHouse Apartments and the acquisition of F1RST Residences.
Liquidity and Capital Resources
Property rental income is our primary source of operating cash flow and is dependent on a number of factors including occupancy levels and rental rates, as well as our tenants’ ability to pay rent. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the JBG Legacy Funds, the WHI Impact Pool and other third parties. Our assets provide a relatively consistent level of cash flow that enables us to pay operating expenses, debt service, recurring capital expenditures, dividends to shareholders and distributions to holders of OP Units. Other sources of liquidity to fund cash requirements include proceeds from financings, asset sales and the issuance and sale of equity securities, including from any "at the market" ("ATM") offerings under our ATM program. We anticipate that cash flows from continuing operations and proceeds from financings, recapitalizations and asset sales, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, dividends to shareholders and distributions to holders of OP Units over the next 12 months.

Financing Activities
The following is a summary of mortgages payable:

	Weighted Average Effective Interest Rate (1)	December 31,
		2019	2018
		(In thousands)
Variable rate (2)	3.36%	$2,200	$308,918
Fixed rate (3)	4.29%	1,125,648	1,535,734
Mortgages payable		1,127,848	1,844,652
Unamortized deferred financing costs and premium/ discount, net		(2,071)	(6,271)
Mortgages payable, net		$1,125,777	$1,838,381
__________________________

(1)	Weighted average effective interest rate as of December 31, 2019.

(2)	Includes a variable rate mortgage payable with an interest rate cap agreement as of December 31, 2018.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
As of December 31, 2019 and 2018, the net carrying value of real estate collateralizing our mortgages payable, excluding assets held for sale, totaled $1.4 billion and $2.3 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain of our mortgages payable are recourse to us. See Note 19 to the financial statements for additional information. As of December 31, 2019, we were not in default under any mortgage loan.
During the year ended December 31, 2019, aggregate borrowings under mortgages payable totaled $2.2 million related to construction draws. During the year ended December 31, 2019, we repaid mortgages payable with an aggregate principal balance of $709.1 million. The loss on the extinguishment of debt was $5.8 million for the year ended December 31, 2019, of which $2.9 million related to our repayment of various mortgages payable and $2.9 million related to the termination of various interest rate swaps in connection with the repayment of the loan encumbering Central Place Tower. In February 2020, we entered into a mortgage loan with a principal balance of $175.0 million collateralized by 4747 and 4749 Bethesda Avenue.
During the year ended December 31, 2018, aggregate borrowings under mortgages payable totaled $118.1 million, of which $47.5 million related to the principal balance on a new mortgage payable collateralized by 1730 M Street and the remainder related to construction draws under mortgages payable. During the year ended December 31, 2018, we repaid mortgages payable with an aggregate principal balance of $298.1 million, which resulted in a loss on the extinguishment of debt of $5.2 million.
As of December 31, 2019 and 2018, we had various interest rate swap and cap agreements on certain of our mortgages payable with an aggregate notional value of $867.6 million and $1.3 billion. During the year ended December 31, 2019, in connection with the repayment of the loan encumbering Central Place Tower, we terminated various interest rate swaps with an aggregate notional value of $220.0 million. During the year ended December 31, 2018, we entered into various interest rate swap and cap agreements on certain of our mortgages payable with an aggregate notional value of $381.3 million. See Note 17 to the financial statements for additional information.
As of December 31, 2019, our $1.4 billion credit facility consisted of a $1.0 billion revolving credit facility maturing in July 2021, with two six-month extension options, a delayed draw $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023, and a delayed draw $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. Effective as of July 17, 2019, the credit facility was amended to extend the delayed draw period of our Tranche A-1 Term Loan to July 2020. In December 2019, we drew $200.0 million under the revolving credit facility, which was repaid in 2020.
Based on the terms as of December 31, 2019, the interest rate for the credit facility varies based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets and ranges (a) in the case of the revolving credit facility, from LIBOR plus 1.10% to LIBOR plus 1.50%, (b) in the case of the Tranche A-1 Term Loan, from LIBOR plus 1.20% to LIBOR plus 1.70% and (c) in the case of the Tranche A-2 Term Loan, effective as of July 17, 2019, from LIBOR plus 1.15% to LIBOR plus 1.70%, reflecting a 40 basis point reduction from the prior credit facility. There are various LIBOR options in the credit facility, and we elected the one-month LIBOR option as of December 31, 2019. We were not in default under our credit facility as of December 31, 2019. In January 2020, the credit facility was amended to extend the maturity date of the revolving credit facility from July 2021 to January 2025, and to reduce its range of interest rates by five basis points to LIBOR plus 1.05% to 1.50%.

As of December 31, 2019 and 2018, we had interest rate swaps with an aggregate notional value of $100.0 million, which mature in January 2023 and effectively convert the variable interest rate applicable to our Tranche A-1 Term Loan to a fixed interest rate, providing weighted average base interest rates under the facility agreements of 2.12% per annum for both periods. As of December 31, 2019, we had interest rate swaps with an aggregate notional value of $137.6 million, which effectively convert the variable interest rate applicable to a portion of the outstanding balance of our Tranche A-2 Term Loan to a fixed interest rate, providing a weighted average base interest rate under the facility agreements of 2.59% per annum.
The following is a summary of amounts outstanding under the credit facility:

	Effective	December 31,
	Interest Rate (1)	2019	2018
		(In thousands)
Revolving credit facility (2) (3) (4)	2.86%	$200,000	$—

Tranche A-1 Term Loan (5)	3.32%	$100,000	$100,000
Tranche A-2 Term Loan (5)	3.74%	200,000	200,000
Unsecured term loans		300,000	300,000
Unamortized deferred financing costs, net		(2,705)	(2,871)
Unsecured term loans, net		$297,295	$297,129
__________________________

(1)	Interest rate as of December 31, 2019.

(2)	As of December 31, 2019 and 2018, letters of credit with an aggregate face amount of $1.5 million and $5.7 million were provided under our revolving credit facility.

(3)	As of December 31, 2019 and 2018, net deferred financing costs related to our revolving credit facility totaling $3.1 million and $4.8 million were included in "Other assets, net."

(4)
The interest rate for the revolving credit facility excludes a 0.15% facility fee. In January 2020, the credit facility was amended to extend the maturity date of the revolving credit facility from July 2021 to January 2025, and to reduce its range of interest rates by five basis points to LIBOR plus 1.05% to 1.50%.

(5)	The interest rate includes the impact of interest rate swap agreements.
Our existing floating rate debt instruments, including our credit facility, and our hedging arrangements, currently use LIBOR as a reference rate, and we expect a transition from LIBOR to another reference rate in the near term. In July 2017, due to a decline in the quantity of loans used to calculate LIBOR, the United Kingdom regulator that regulates LIBOR announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and LIBOR is expected to be phased out accordingly. In April 2018, the New York Federal Reserve commenced publishing an alternative reference rate for the U.S. dollar, the SOFR, proposed by a group of major market participants convened by the U.S. Federal Reserve with participation by SEC Staff and other regulators, the ARRC. ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry-wide and company-specific transition plans related to derivatives and cash markets exposed to LIBOR, but there remains uncertainty in the timing and details of this transition.
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
Contractual Obligations and Commitments
The following is a summary of our contractual obligations and commitments as of December 31, 2019:

	Total	2020	2021	2022	2023	2024	Thereafter
Contractual cash obligations (principal and interest):	(In thousands)
Debt obligations (1) (2)	$1,870,093	$167,619	$155,518	$364,836	$303,224	$351,997	$526,899
Operating leases (3)	53,052	5,999	3,348	3,064	2,000	2,061	36,580
Other	727	231	175	175	146	—	—
Total contractual cash obligations (4)	$1,923,872	$173,849	$159,041	$368,075	$305,370	$354,058	$563,479
_________________

(1)
Interest was computed giving effect to interest rate hedges. One-month LIBOR of 1.76% was applied to loans which are variable (no hedge) or variable with an interest rate cap. Additionally, we assumed no additional borrowings on construction loans.

(2)	Excludes our proportionate share of unconsolidated real estate venture indebtedness. See additional information in Off-Balance Sheet Arrangements section below.

(3)
With the adoption of Topic 842, as of January 1, 2019, we recognized right-of-use assets and lease liabilities in our balance sheet associated with our corporate office lease and various ground leases for which we are the lessee. See Note 2 to the financial statements for more information.

(4)
Excludes obligations related to construction or development contracts, since payments are only due upon satisfactory performance under the contracts. See Commitments and Contingencies section below for additional information.

As of December 31, 2019, we have capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling approximately $57.7 million.
In December 2019, our Board of Trustees declared a quarterly dividend of $0.225 per common share, which was paid on January 8, 2020.
Summary of Cash Flows
The following summary discussion of our cash flows is based on our statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Year Ended December 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$173,986	$188,193
Net cash (used in) provided by investing activities	(240,672)	66,327
Net cash used in financing activities	(190,330)	(193,545)
Cash Flows for the Year Ended December 31, 2019
Cash and cash equivalents, and restricted cash decreased $257.0 million to $142.5 million as of December 31, 2019, compared to $399.5 million as of December 31, 2018. This decrease resulted from $240.7 million of net cash used in investing activities and $190.3 million of net cash used in financing activities, partially offset by $174.0 million of net cash provided by operating activities. Our outstanding debt was $1.6 billion and $2.1 billion as of December 31, 2019 and 2018. The $516.8 million decrease in outstanding debt was primarily from repayments of mortgages payable, partially offset by a draw on the revolving credit facility.

Net cash provided by operating activities of $174.0 million primarily comprised: (i) $214.8 million of net income (before $245.6 million of non-cash items and a $105.0 million gain on sale of real estate) and (ii) $2.7 million of return on capital from unconsolidated real estate ventures, partially offset by (iii) $43.5 million of net change in operating assets and liabilities. Non-cash income adjustments of $245.6 million primarily include depreciation and amortization expense, share-based compensation expense, deferred rent, impairment of the right-of-use asset for leases associated with our former corporate headquarters, amortization of lease incentives and loss on extinguishment of debt.
Net cash used in investing activities of $240.7 million primarily comprised: (i) $441.0 million of development costs, construction in progress and real estate additions, (ii) $165.2 million related to the acquisition of F1RST Residences in December 2019, and (iii) $18.7 million of investments in unconsolidated real estate ventures, partially offset by (iv) $377.5 million of proceeds from the sales of real estate and (v) $7.6 million of distributions of capital from unconsolidated real estate ventures.
Net cash used in financing activities of $190.3 million primarily comprised: (i) $719.0 million of repayments of mortgages payable, (ii) $129.8 million of dividends paid to common shareholders and (iii) $17.4 million of distributions to redeemable noncontrolling interests, partially offset by (iv) $472.8 million of net proceeds from the issuance of common stock and (v) $200.0 million of proceeds from borrowings under our revolving credit facility.
Cash Flows for the Year Ended December 31, 2018
Cash and cash equivalents, and restricted cash increased $61.0 million to $399.5 million as of December 31, 2018, compared to $338.6 million as of December 31, 2017. This increase resulted from $188.2 million of net cash provided by operating activities and $66.3 million of net cash provided by investing activities, partially offset by $193.5 million of net cash used in financing activities.
Net cash provided by operating activities of $188.2 million primarily comprised: (i) $227.7 million of net income (before $233.2 million of non-cash items and $52.2 million gain on sale of real estate) and (ii) $7.8 million of return on capital from unconsolidated real estate ventures, partially offset by (iii) $47.3 million of net change in operating assets and liabilities. Non-cash income adjustments of $233.2 million primarily include depreciation and amortization expense, share-based compensation expense, income from unconsolidated real estate ventures, deferred rent and reduction of gain on bargain purchase.
Net cash provided by investing activities of $66.3 million primarily comprised: (i) $413.1 million of proceeds from sale of real estate, (ii) $80.3 million of distributions of capital from sales of unconsolidated real estate ventures and (iii) $14.4 million of distributions of capital from unconsolidated real estate ventures, partially offset by (iv) $385.9 million of development costs, construction in progress and real estate additions, (v) $31.2 million of investments in unconsolidated real estate ventures and (vi) $23.2 million of real estate acquisitions.
Net cash used in financing activities of $193.5 million primarily comprised: (i) $312.9 million of repayments of mortgages payable, (ii) $150.8 million repayment of our revolving credit facility, (iii) $107.4 million of dividends paid to common shareholders and (iv) $17.4 million of distributions to redeemable noncontrolling interests, partially offset by (v) $250.0 million of proceeds from borrowings under our unsecured term loans, (vi) $118.1 million of aggregate proceeds from borrowings under mortgages payable and (vii) $35.0 million of proceeds from borrowings under our revolving credit facility.
Off-Balance Sheet Arrangements
Unconsolidated Real Estate Ventures
We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.
As of December 31, 2019, we have investments in unconsolidated real estate ventures totaling $543.0 million. For the majority of these investments, we exercise significant influence over but do not control these entities and, therefore. account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 6 to the financial statements.
From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (1) guarantee portions of the principal, interest and other amounts in connection with borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings or (3) provide guarantees to lenders and other third parties for the completion of development projects. We customarily have agreements with our outside venture partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. At times, we also have agreements with certain of our outside venture partners whereby we agree to either indemnify the partners and/or the associated ventures with respect to certain contingent liabilities associated with operating assets or to reimburse our partner for its share of any payments made by them under certain guarantees. Guarantees (excluding environmental) customarily terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. Amounts that we may be required to pay in future periods in relation to guarantees associated with budget overruns or operating losses are not estimable.
As of December 31, 2019, we have additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $57.7 million. As of December 31, 2019, we had no principal payment guarantees related to our unconsolidated real estate ventures.
Reconsideration events could cause us to consolidate these unconsolidated real estate ventures and partnerships in the future or deconsolidate a consolidated entity. We evaluate reconsideration events as we become aware of them. Some triggers to be considered are additional contributions required by each partner and each partner's ability to make those contributions. Under certain of these circumstances, we may purchase our partner’s interest. Our unconsolidated real estate ventures are held in entities which appear sufficiently stable to meet their capital requirements; however, if market conditions worsen and our partners are unable to meet their commitments, we may have to consolidate these entities.

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
Construction Commitments
As of December 31, 2019, we have construction in progress that will require an additional $196.9 million to complete ($160.1 million related to our consolidated entities and $36.8 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, issuance and sale of equity securities and available cash.
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

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks, and the preparation and issuance of a written report. Soil and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. They may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 19 to the financial statements, environmental liabilities total $17.9 million as of both December 31, 2019 and 2018, and primarily relate to a liability to remediate pre-existing environmental matters at Potomac Yard Land Bay H, which was acquired in December 2018.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following is a summary of our exposure to a change in interest rates:

	December 31, 2019			December 31, 2018
		Weighted Average Effective Interest Rate	Effect of 1% Change in Base Rates		Weighted Average Effective Interest Rate
	Balance			Balance
Debt (contractual balances):	(Dollars in thousands)
Mortgages payable
Variable rate (1)	$2,200	3.36%	$22	$308,918	4.30%
Fixed rate (2)	1,125,648	4.29%	—	1,535,734	4.09%
	$1,127,848		$22	$1,844,652
Credit facility (variable rate):
Revolving credit facility (3)	$200,000	2.86%	$2,028	$—	3.60%
Tranche A-1 Term Loan (4)	100,000	3.32%	—	100,000	3.32%
Tranche A-2 Term Loan (5)	200,000	3.74%	633	200,000	4.05%
	$500,000		$2,661
Pro rata share of debt of unconsolidated entities (contractual balances):
Variable rate (1)	$228,226	4.30%	$2,314	$146,980	6.19%
Fixed rate (2)	101,993	4.24%	—	152,410	4.44%
	$330,219		$2,314	$299,390
________________

(1)	Includes a variable rate mortgage payable with an interest rate cap agreement as of December 31, 2018.

(2)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

(3)	The interest rate for the revolving credit facility excludes a 0.15% facility fee.

(4)	As of December 31, 2019 and 2018, the outstanding balance was fixed by interest rate swap agreements.

(5)	As of December 31, 2019, a portion of the outstanding balance was fixed by interest rate swap agreements with a notional value of $137.6 million.

The fair value of our mortgages payable is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and unsecured term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of December 31, 2019 and 2018, the estimated fair value of our consolidated debt was $1.7 billion and $2.2 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.
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
As of December 31, 2019 and 2018, we had interest rate swap and cap agreements with an aggregate notional value of $935.1 million and $786.4 million, which were designated as cash flow hedges. The fair value of our interest rate swaps and caps designated as cash flow hedges consisted of assets totaling $7.9 million as of December 31, 2018, included in "Other assets, net" in our balance sheet, and liabilities totaling $17.4 million and $1.7 million as of December 31, 2019 and 2018, included in "Other liabilities, net" in our balance sheets.
Derivative Financial Instruments Not Designated as Hedges
Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are considered economic hedges, but not designated as accounting hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains are recorded in "Interest expense" in our statements of operations in the period in which the change occurs. As of December 31, 2019 and 2018, we had various interest rate swap and cap agreements with an aggregate notional value of $307.7 million and $646.4 million, which were not designated as cash flow hedges. The fair value of our interest rate swaps and caps not designated as hedges primarily consisted of assets totaling $2.5 million as of December 31, 2018 , included in "Other assets, net" in our balance sheet.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of JBG SMITH Properties

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of JBG SMITH Properties and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for the years ended December 31, 2019 and 2018, the related consolidated and combined statements of operations, comprehensive income (loss), equity, and cash flows, for the year ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Investments in Unconsolidated Real Estate Ventures - Refer to Notes 2, 6 and 7 to the financial statements
Critical Audit Matter Description
The Company has investments in unconsolidated real estate ventures which are required to be evaluated for consolidation, including determining whether the real estate venture is a variable interest entity ("VIE"), and if so, whether the Company is the primary beneficiary. Significant judgment is required by management to determine whether the Company has the power to direct the activities that most significantly impact the entity’s economic performance. Factors considered by management in determining whether the Company has the power to direct the activities that most significantly impact the entity’s economic performance include voting rights, involvement in day-to-day capital and operating decisions and the extent of the Company’s involvement in the entity.
In December 2019, the Company sold a 50.0% interest in a real estate venture that owns Central Place Tower, an office building. The Company determined that the real estate venture was not a VIE, and it does not have a controlling financial interest in the venture. As a result, the Company recognized an aggregate $53.4 million gain, net of certain liabilities, on the partial sale and subsequent remeasurement of its remaining interest in the real estate venture.

Given the complexities associated with the accounting for the Company’s investments in real estate ventures, and the related management judgments to determine whether a real estate venture is a VIE and whether the Company is the primary beneficiary or has a controlling financial interest, performing the audit procedures to evaluate these investments in real estate ventures, including the Central Place Tower venture, involved especially complex and subjective auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s judgments to determine whether a real estate venture, including the entity that owns Central Place Tower, is a VIE and whether the Company is the primary beneficiary or has a controlling financial interest included the following, among others:

•
We tested the effectiveness of the controls over management’s judgments to determine whether a real estate venture is a VIE and whether the Company is the primary beneficiary or has a controlling financial interest, both at inception of a real estate venture and upon occurrence of a reconsideration event.

•	We assessed each of the Company’s new or modified real estate ventures and evaluated the appropriateness of the Company’s accounting conclusions upon formation and reconsideration events by:

▪
Reading the operating agreements, including the operating agreement for the real estate venture that owns Central Place Tower, and other related documents and evaluating the structure and terms of the agreements to determine whether a real estate venture is a VIE and whether the Company is the primary beneficiary or has a controlling financial interest that should be consolidated.

▪
Evaluating the evidence obtained in other areas of the audit to determine if there were additional reconsideration events that had not been identified by the Company, including, among others, reading board minutes and understanding changes to the real estate venture’s economics and status of development projects, if applicable.

/s/ Deloitte & Touche LLP
McLean, Virginia
February 25, 2020

We have served as the Company's auditor since 2016.

JBG SMITH PROPERTIES Consolidated Balance Sheets (In thousands, except par value amounts)

	December 31, 2019	December 31, 2018
ASSETS
Real estate, at cost:
Land and improvements	$1,240,455	$1,371,874
Buildings and improvements	3,880,973	3,722,930
Construction in progress, including land	654,091	697,930
	5,775,519	5,792,734
Less accumulated depreciation	(1,119,571)	(1,051,875)
Real estate, net	4,655,948	4,740,859
Cash and cash equivalents	126,413	260,553
Restricted cash	16,103	138,979
Tenant and other receivables, net	52,941	46,568
Deferred rent receivable, net	169,721	143,473
Investments in unconsolidated real estate ventures	543,026	322,878
Other assets, net	253,687	264,994
Assets held for sale	168,412	78,981
TOTAL ASSETS	$5,986,251	$5,997,285

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgages payable, net	$1,125,777	$1,838,381
Revolving credit facility	200,000	—
Unsecured term loans, net	297,295	297,129
Accounts payable and accrued expenses	157,702	130,960
Other liabilities, net	206,042	181,606
Liabilities related to assets held for sale	—	3,717
Total liabilities	1,986,816	2,451,793
Commitments and contingencies
Redeemable noncontrolling interests	612,758	558,140
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized, none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 134,148 and 120,937 shares issued and outstanding as of December 31, 2019 and 2018	1,342	1,210
Additional paid-in capital	3,633,042	3,155,256
Accumulated deficit	(231,164)	(176,018)
Accumulated other comprehensive income (loss)	(16,744)	6,700
Total shareholders' equity of JBG SMITH Properties	3,386,476	2,987,148
Noncontrolling interests in consolidated subsidiaries	201	204
Total equity	3,386,677	2,987,352
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$5,986,251	$5,997,285

See accompanying notes to the consolidated and combined financial statements.

JBG SMITH PROPERTIES Consolidated and Combined Statements of Operations (In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
REVENUE
Property rentals	$493,273	$513,447	$451,541
Third-party real estate services, including reimbursements	120,886	98,699	63,236
Other revenue	33,611	32,036	28,236
Total revenue	647,770	644,182	543,013
EXPENSES
Depreciation and amortization	191,580	211,436	161,659
Property operating	137,622	148,081	118,836
Real estate taxes	70,493	71,054	66,434
General and administrative:
Corporate and other	46,822	33,728	39,350
Third-party real estate services	113,495	89,826	51,919
Share-based compensation related to Formation Transaction and special equity awards	42,162	36,030	29,251
Transaction and other costs	23,235	27,706	127,739
Total expenses	625,409	617,861	595,188
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate ventures, net	(1,395)	39,409	(4,143)
Interest and other income, net	5,385	15,168	1,788
Interest expense	(52,695)	(74,447)	(58,141)
Gain on sale of real estate	104,991	52,183	—
Loss on extinguishment of debt	(5,805)	(5,153)	(701)
Gain (reduction of gain) on bargain purchase	—	(7,606)	24,376
Total other income (expense)	50,481	19,554	(36,821)
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	72,842	45,875	(88,996)
Income tax benefit	1,302	738	9,912
NET INCOME (LOSS)	74,144	46,613	(79,084)
Net (income) loss attributable to redeemable noncontrolling interests	(8,573)	(6,710)	7,328
Net loss attributable to noncontrolling interests	—	21	3
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$65,571	$39,924	$(71,753)
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.48	$0.31	$(0.70)
Diluted	$0.48	$0.31	$(0.70)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	130,687	119,176	105,359
Diluted	130,687	119,176	105,359

See accompanying notes to the consolidated and combined financial statements.

JBG SMITH PROPERTIES Consolidated and Combined Statements of Comprehensive Income (Loss) (In thousands)

	Year Ended December 31,
	2019	2018	2017
NET INCOME (LOSS)	$74,144	$46,613	$(79,084)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative financial instruments	(27,722)	5,382	1,438
Reclassification of net loss on derivative financial instruments from accumulated other comprehensive income (loss) into interest expense	1,694	1,090	399
Other comprehensive income (loss)	(26,028)	6,472	1,837
COMPREHENSIVE INCOME (LOSS)	48,116	53,085	(77,247)
Net (income) loss attributable to redeemable noncontrolling interests	(8,573)	(6,710)	7,328
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	2,584	(1,384)	(225)
Net loss attributable to noncontrolling interests	—	21	3
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JBG SMITH PROPERTIES	$42,127	$45,012	$(70,141)

See accompanying notes to the consolidated and combined financial statements.

JBG SMITH PROPERTIES Consolidated and Combined Statements of Equity (In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Former Parent Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount
BALANCE AS OF JANUARY 1, 2017							$2,121,689	$295	$2,121,984
Net loss attributable to common shareholders and noncontrolling interests	—	$—	$—	$(42,729)		$—	(29,024)	(3)	(71,756)
Deferred compensation shares and options, net	—	—	—	—		—	1,526	—	1,526
Contributions from former parent, net	—	—	—	—		—	333,020	—	333,020
Issuance of common limited partnership units at the Separation	—	—	—	—		—	(96,632)	—	(96,632)
Issuance of common shares at the Separation	94,736	947	2,329,632	—		—	(2,330,579)	—	—
Issuance of common shares in connection with the Combination	23,219	233	864,685	—		—	—	—	864,918
Noncontrolling interests acquired in connection with the Combination	—	—	—	—		—	—	3,586	3,586
Dividends declared on common shares ($0.45 per common share)	—	—	—	(53,080)		—	—	—	(53,080)
Distributions to noncontrolling interests	—	—	—	—		—	—	(171)	(171)
Contributions from noncontrolling interests	—	—	—	—		—	—	499	499
Redeemable noncontrolling interest redemption value adjustment and other comprehensive income allocation	—	—	(130,692)	—		(225)	—	—	(130,917)
Other comprehensive income	—	—	—	—	—	1,837	—	—	1,837
BALANCE AS OF DECEMBER 31, 2017	117,955	1,180	3,063,625	(95,809)		1,612	—	4,206	2,974,814
Net income (loss) attributable to common shareholders and noncontrolling interests	—	—	—	39,924		—	—	(21)	39,903
Conversion of common limited partnership units to common shares	2,962	30	109,092	—		—	—	—	109,122
Common shares issued pursuant to Employee Share Purchase Plan ("ESPP")	20	—	741	—		—	—	—	741
Dividends declared on common shares ($1.00 per common share)	—	—	—	(120,133)		—	—	—	(120,133)
Distributions to noncontrolling interests	—	—	—	—		—	—	(347)	(347)
Contributions from noncontrolling interests	—	—	—	—		—	—	250	250
Redeemable noncontrolling interests redemption value adjustment and other comprehensive income allocation	—	—	(16,172)	—		(1,384)	—	—	(17,556)
Acquisition of consolidated real estate venture	—	—	(1,666)	—		—	—	(3,884)	(5,550)
Other comprehensive income	—	—	—	—		6,472	—	—	6,472
Other	—	—	(364)	—		—	—	—	(364)
BALANCE AS OF DECEMBER 31, 2018	120,937	1,210	3,155,256	(176,018)		6,700	—	204	2,987,352
Net income attributable to common shareholders and noncontrolling interests	—	—	—	65,571		—	—	—	65,571
Common shares issued	11,500	115	472,665	—		—		—	472,780
Conversion of common limited partnership units to common shares	1,664	17	57,301	—		—	—	—	57,318
Common shares issued pursuant to ESPP	47	—	1,803	—		—	—	—	1,803
Dividends declared on common shares ($0.90 per common share)	—	—	—	(120,717)		—	—	—	(120,717)
Distributions to noncontrolling interests	—	—	—	—		—	—	(176)	(176)
Contributions from noncontrolling interests	—	—	—	—		—	—	173	173
Redeemable noncontrolling interests redemption value adjustment and other comprehensive (income) loss allocation	—	—	(53,983)	—		2,584	—	—	(51,399)
Other comprehensive loss	—	—	—	—		(26,028)	—	—	(26,028)
BALANCE AS OF DECEMBER 31, 2019	134,148	$1,342	$3,633,042	$(231,164)		$(16,744)	$—	$201	$3,386,677

See accompanying notes to the consolidated and combined financial statements.

JBG SMITH PROPERTIES Consolidated and Combined Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$74,144	$46,613	$(79,084)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	65,273	52,675	33,693
Depreciation and amortization, including amortization of debt issuance costs	195,795	215,659	164,580
Deferred rent	(39,174)	(14,056)	(10,388)
(Income) loss from unconsolidated real estate ventures, net	1,395	(39,409)	4,143
Amortization of market lease intangibles, net	(791)	(220)	(862)
Amortization of lease incentives	6,336	3,406	4,023
Reduction of gain (gain) on bargain purchase	—	7,606	(24,376)
Loss on extinguishment of debt	5,805	4,536	701
Gain on sale of real estate	(104,991)	(52,183)	—
Net unrealized loss (gain) on ineffective derivative financial instruments	50	(926)	(1,348)
Losses on operating lease receivables	1,560	3,298	3,807
Return on capital from unconsolidated real estate ventures	2,690	7,827	2,563
Other non-cash items	517	1,388	3,955
Deferred tax benefit	(1,336)	(718)	(10,408)
Impairment of corporate assets	10,170	—	—
Changes in operating assets and liabilities:
Tenant and other receivables	(8,382)	(5,582)	(2,098)
Other assets, net	(9,177)	(16,600)	(23,481)
Accounts payable and accrued expenses	(7,678)	(5,984)	16,160
Other liabilities, net	(18,220)	(19,137)	(7,397)
Net cash provided by operating activities	173,986	188,193	74,183
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(441,014)	(385,943)	(210,593)
Acquisition of real estate	(165,208)	(23,246)	—
Cash and restricted cash received in connection with the Combination, net	—	—	97,416
Deposits for real estate acquisitions	(850)	—	—
Proceeds from sale of real estate	377,511	413,077	—
Acquisition of interests in unconsolidated real estate ventures, net of cash acquired	—	(386)	(8,834)
Distributions of capital from unconsolidated real estate ventures	7,557	14,408	6,929
Distributions of capital from sales of unconsolidated real estate ventures	—	80,279	—
Investments in unconsolidated real estate ventures	(18,668)	(31,197)	(16,321)
Repayment of notes receivable	—	—	50,934
Other	—	(665)	(2,207)
Proceeds from repayment of receivable from former parent	—	—	75,000
Net cash (used in) provided by investing activities	(240,672)	66,327	(7,676)
FINANCING ACTIVITIES:
Contributions from former parent, net	—	—	160,203
Acquisition of interest in consolidated real estate venture	—	(5,550)	—
Repayment of borrowings from former parent	—	—	(115,630)
Proceeds from borrowings from former parent	—	—	4,000
Finance lease payments	(137)	(114)	(17,827)
Borrowings under mortgages payable	2,200	118,141	366,239
Borrowings under revolving credit facility	200,000	35,000	115,751
Borrowings under unsecured term loans	—	250,000	50,000
Repayments of mortgages payable	(719,003)	(312,894)	(272,905)
Repayments of revolving credit facility	—	(150,751)	—
Debt issuance costs	(515)	(3,114)	(19,287)
Proceeds from the issuance of common stock, net of issuance costs	472,780	—	—
Proceeds from common stock issued pursuant to ESPP	1,457	597	—
Dividends paid to common shareholders	(129,834)	(107,372)	(26,540)
Distributions to redeemable noncontrolling interests	(17,390)	(17,398)	(4,556)
Contributions from noncontrolling interests	207	250	357
Distributions to noncontrolling interests	(95)	(340)	(18)
Net cash (used in) provided by in financing activities	(190,330)	(193,545)	239,787

JBG SMITH PROPERTIES Consolidated and Combined Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2019	2018	2017

Net (decrease) increase in cash and cash equivalents and restricted cash	(257,016)	60,975	306,294
Cash and cash equivalents and restricted cash as of the beginning of the year	399,532	338,557	32,263
Cash and cash equivalents and restricted cash as of the end of the year	$142,516	$399,532	$338,557

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AS OF END OF THE YEAR:
Cash and cash equivalents	$126,413	$260,553	$316,676
Restricted cash	16,103	138,979	21,881
Cash and cash equivalents and restricted cash	$142,516	$399,532	$338,557

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Transfer of mortgage payable to former parent	$—	$—	$115,630
Cash paid for interest (net of capitalized interest of $29,806, $20,804 and $12,727 in 2019, 2018 and 2017)	49,437	64,605	52,388
Accrued capital expenditures included in accounts payable and accrued expenses	84,076	53,073	12,445
Write-off of fully depreciated assets	66,533	52,272	55,998
Cash received (payments) for income taxes	282	1,965	(3,396)
Deconsolidation of properties	181,813	95,923	—
Accrued dividends to common shareholders	30,184	39,298	26,540
Accrued distributions to redeemable noncontrolling interests	3,828	5,896	4,557
Acquisition of consolidated real estate venture	—	—	5,420
Conversion of common limited partnership units to common shares	57,318	109,208	—
Initial recognition of operating right-of-use assets	35,318	—	—
Initial recognition of lease liabilities related to operating right-of-use assets	37,922	—	—
Cash paid for amounts included in the measurement of lease liabilities for operating leases	6,202	—	—
Non-cash transactions related to the Formation Transaction:
Issuance of common limited partnership units at the Separation	—	—	96,632
Issuance of common shares at the Separation	—	—	2,330,579
Issuance of common shares in connection with the Combination	—	—	864,918
Issuance of common limited partnership units in connection with the Combination	—	—	359,967
Contribution from former parent in connection with the Separation	—	—	172,817
See accompanying notes to the consolidated and combined financial statements.

JBG SMITH PROPERTIES
Notes to Consolidated and Combined Financial Statements

1.    Organization and Basis of Presentation
Organization

JBG SMITH Properties ("JBG SMITH") was organized as a Maryland real estate investment trust ("REIT") for the purpose of receiving, via the spin-off on July 17, 2017 (the "Separation"), substantially all of the assets and liabilities of Vornado Realty Trust's Washington, D.C. segment (the "Vornado Included Assets"). On July 18, 2017, JBG SMITH acquired the management business and certain assets and liabilities (the "JBG Assets") of The JBG Companies ("JBG") (the "Combination"). The Separation and the Combination are collectively referred to as the "Formation Transaction." JBG SMITH is hereinafter referred to as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures. Substantially all of our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of December 31, 2019, we, as its sole general partner, controlled JBG SMITH LP and owned 89.9% of its common limited partnership units ("OP Units").

Prior to the Separation from Vornado Realty Trust ("Vornado" or "former parent"), JBG SMITH was a wholly owned subsidiary of Vornado and had no material assets or operations. On July 17, 2017, Vornado distributed 100% of the then outstanding common shares of JBG SMITH on a pro rata basis to the holders of its common shares. Prior to such distribution by Vornado, Vornado Realty L.P. ("VRLP"), Vornado's operating partnership, distributed OP Units in JBG SMITH LP on a pro rata basis to the holders of VRLP's common limited partnership units, consisting of Vornado and the other common limited partners of VRLP. Following such distribution by VRLP and prior to such distribution by Vornado, Vornado contributed to JBG SMITH all of the OP Units it received in exchange for common shares of JBG SMITH.

Our operations are presented as if the transfer of the Vornado Included Assets had been consummated prior to all historical periods presented in the accompanying consolidated and combined financial statements at the carrying amounts of such assets and liabilities reflected in Vornado’s books and records. The assets and liabilities of the JBG Assets, and subsequent results of operations and cash flows, are reflected in our consolidated and combined financial statements beginning on the date of the Combination.
We own and operate a portfolio of high-growth commercial and multifamily assets, many of which are amenitized with ancillary retail. Our portfolio reflects our longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area that have high barriers to entry and key urban amenities, including being within walking distance of a Metro station.
As of December 31, 2019, our Operating Portfolio consists of 62 operating assets comprising 44 commercial assets totaling 12.7 million square feet (10.7 million square feet at our share) and 18 multifamily assets totaling 7,111 units (5,327 units at our share). Additionally, we have (i) seven assets under construction comprising four commercial assets totaling 943,000 square feet (821,000 square feet at our share) and three multifamily assets totaling 1,011 units (833 units at our share); and (ii) 40 future development assets totaling 21.9 million square feet (18.7 million square feet at our share) of estimated potential development density.
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

Only the U.S. federal government accounted for 10% or more of our rental revenue, which consists of property rentals and other property revenue, as follows:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Rental revenue from the U.S. federal government	$86,644	$94,822	$92,192
Percentage of commercial segment rental revenue	21.2%	22.0%	24.0%
Percentage of total rental revenue	16.7%	17.6%	19.4%

Basis of Presentation
The accompanying consolidated and combined financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany transactions and balances have been eliminated.
The accompanying consolidated financial statements include the accounts of JBG SMITH and our wholly owned subsidiaries and those other entities, including JBG SMITH LP, in which we have a controlling financial interest, including where we have been determined to be the primary beneficiary of a variable interest entity ("VIE"). See Note 7 for additional information on our VIEs. The portions of the equity and net income of consolidated subsidiaries that are not attributable to JBG SMITH are presented separately as amounts attributable to noncontrolling interests in our consolidated and combined financial statements.
References to the financial statements refer to our consolidated and combined financial statements as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019. References to our balance sheets refer to our consolidated balance sheets as of December 31, 2019 and 2018. References to our statements of operations refer to our consolidated and combined statements of operations for each of the three years in the period ended December 31, 2019. References to our statements of comprehensive income (loss) refer to our consolidated and combined statements of comprehensive income (loss) for each of the three years in the period ended December 31, 2019. References to our statements of cash flows refer to our consolidated and combined statements of cash flows for each of the three years in the period ended December 31, 2019.
Formation Transaction
JBG SMITH and the Vornado Included Assets were under common control of Vornado for all periods prior to the Separation. The transfer of the Vornado Included Assets from Vornado to JBG SMITH was completed, at net book values (historical carrying amounts) carved out from Vornado’s books and records. For purposes of the formation of JBG SMITH, the Vornado Included Assets were designated as the predecessor and the accounting acquirer of the JBG Assets. Consequently, the financial statements of JBG SMITH, as set forth herein, represent a continuation of the financial information of the Vornado Included Assets as the predecessor and accounting acquirer such that the historical financial information included herein as of any date or for any periods on or prior to the completion of the Combination represents the pre-Combination financial information of the Vornado Included Assets. The financial statements reflect the common shares as of the date of the Separation as outstanding for all periods prior to July 17, 2017. The acquisition of the JBG Assets completed subsequently by JBG SMITH was accounted for as a business combination using the acquisition method whereby identifiable assets acquired and liabilities assumed are recorded at acquisition-date fair values and income and cash flows from the operations were consolidated into the financial statements of JBG SMITH commencing July 18, 2017. Consequently, the financial statements for the periods before and after the Formation Transaction are not directly comparable.
The accompanying financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018 include our consolidated accounts. The results of operations for the year ended December 31, 2017 reflects the aggregate operations and changes in cash flows and equity on a combined basis for all periods prior to July 17, 2017 and on a consolidated basis for all periods subsequent to July 17, 2017. Therefore, our results of operations, cash flows and financial condition set forth in this report are not necessarily indicative of our future results of operations, cash flows or financial condition as an independent, publicly traded company.
The historical financial results for the Vornado Included Assets for periods prior to the Formation Transaction reflect charges for certain corporate costs allocated by Vornado, which were based on either actual costs incurred or a proportion of costs estimated to be applicable, to the Vornado Included Assets based on an analysis of key metrics, including total revenues. Such costs do not necessarily reflect what the actual costs would have been if JBG SMITH had been operating as a separate standalone public company. See Note 20 for additional information.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation as follows:

•
Reclassification of parking revenue totaling $25.7 million and $23.1 million previously included in "Property rentals revenue" for the years ended December 31, 2018 and 2017 to "Other revenue" in our statements of operations.

•	Reclassification of tenant reimbursements totaling $39.3 million and $38.0 million for the years ended December 31, 2018 and 2017 to "Property rentals revenue" in our statements of operations.

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
Asset Acquisitions and Business Combinations
We account for asset acquisitions, which includes the consolidation of previously unconsolidated real estate ventures, at cost, including transaction costs, plus the fair value of any assumed debt. We estimate the fair values of acquired tangible assets (consisting of real estate, cash and cash equivalents, tenant and other receivables, investments in unconsolidated real estate ventures and other assets, as applicable), identified intangible assets and liabilities (consisting of the value of in-place leases, above- and below-market leases, options to enter into ground leases and management contracts, as applicable), assumed debt and other liabilities, and noncontrolling interests, as applicable, based on our evaluation of information and estimates available at the date of acquisition. Based on these estimates, we allocate the purchase price, including all transaction costs related to the acquisition, to the identified assets acquired and liabilities assumed based on their relative fair value.
We similarly account for business combinations by estimating the fair values of acquired tangible assets, identified intangible assets and liabilities, assumed debt and other liabilities, and noncontrolling interests, as applicable, based on our evaluation of information and estimates. Any excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill, and any excess of the fair value of assets acquired over the purchase price is recorded as a gain on bargain purchase. If, up to one year from the acquisition date, information regarding the fair value of the assets acquired and liabilities assumed is received and the estimates are refined, appropriate adjustments are made on a prospective basis to the purchase price allocation, which may include adjustments to identified assets, assumed liabilities, and goodwill or the gain on bargain purchase, as applicable. Transaction costs are expensed as incurred and included in "Transaction and other costs" in our statements of operations.
For both asset acquisitions and business combinations, the results of operations of acquisitions are prospectively included in our financial statements beginning with the date of the acquisition.
The fair values of buildings are determined using the "as-if vacant" approach whereby we use discounted cash flow models with inputs and assumptions that we believe are consistent with current market conditions for similar assets. The most significant assumptions in determining the allocation of the purchase price to buildings are the exit capitalization rate, discount rate, estimated market rents and hypothetical expected lease-up periods. We assess fair value of land based on market comparisons and development projects using an income approach of cost plus a margin.
The fair values of identified intangible assets are determined based on the following:

•
The value allocable to the above- or below-market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired lease) of the difference between (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be received using market rates over the remaining term of the lease. Amounts allocated to above- market leases are recorded as lease intangible assets in "Other assets, net" in our balance sheets, and amounts allocated to below-market leases are recorded as lease intangible liabilities in "Other liabilities, net" in our balance sheets. These intangibles are amortized to "Property rentals revenue" in our statements of operations over the remaining terms of the respective leases;

•
Factors considered in determining the value allocable to in-place leases during hypothetical lease-up periods related to space that is leased at the time of acquisition include (i) lost rent and operating cost recoveries during the hypothetical lease-up period and (ii) theoretical leasing commissions required to execute similar leases. These intangible assets are recorded as lease intangible assets in "Other assets, net" in our balance sheets and are amortized to "Depreciation and amortization expense" in our statements of operations over the remaining term of the existing lease; and

•
The fair value of the in-place property management, leasing, asset management, and development and construction management contracts is based on revenue and expense projections over the estimated life of each contract discounted using a market discount rate. These management contract intangibles are amortized to "Depreciation and amortization expense" in our statements of operations over the weighted average life of the management contracts.

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
Real Estate
Real estate is carried at cost, net of accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred and are included in "Property operating expenses" in our statements of operations. As real estate is undergoing redevelopment activities, all property operating expenses directly associated with and attributable to the redevelopment, including interest expense, are capitalized to the extent that we believe such costs are recoverable through the value of the property. The capitalization period ends when the asset is ready for its intended use, but no later than one year from substantial completion of major construction activities. General and administrative costs are expensed as incurred. Depreciation and amortization require an estimate of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. Depreciation and amortization are recognized on a straight‑line basis over estimated useful lives, which range from three to 40 years. Tenant improvements are amortized on a straight‑line basis over the lives of the related leases, which approximate the useful lives of the tenant improvements. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.
Construction in progress, including land, is carried at cost, and no depreciation is recorded. Real estate undergoing significant renovations and improvements is considered to be under development. All direct and indirect costs related to development activities are capitalized into "Construction in progress, including land" on our balance sheets, except for certain demolition costs, which are expensed as incurred. Direct development costs incurred include: pre-development expenditures directly related to a specific project, development and construction costs, interest, insurance and real estate taxes. Indirect development costs include: employee salaries and benefits, travel and other related costs that are directly associated with the development. Our method of calculating capitalized interest expense is based upon applying our weighted average borrowing rate to the actual accumulated expenditures if the property does not have property specific debt. If the property is encumbered by specific debt, we will capitalize both the interest incurred applicable to that debt and additional interest expense using our weighted average borrowing rate for any accumulated expenditures in excess of the principal balance of the debt encumbering the property. The capitalization of such expenses ceases when the real estate is ready for its intended use, but no later than one-year from substantial completion of major construction activities.
Our assets and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Estimates of future cash flows are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. An impairment loss is recognized if the carrying amount of the asset is not recoverable and is measured based on the excess of the property’s carrying amount over its estimated fair value. If our estimates of future cash flows, anticipated holding periods, or fair values change, based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our financial statements. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with a purchase date life to maturity of three months or less and are carried at cost, which approximates fair value due to their short‑term maturities.
Restricted Cash
Restricted cash consists primarily of proceeds from property dispositions held in escrow, security deposits held on behalf of our tenants and cash escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements.

Investments in Real Estate Ventures
We analyze our real estate ventures to determine whether the entities should be consolidated. If it is determined that these entities are VIEs in which we have a variable interest, we assess whether we are the primary beneficiary of the VIE to determine whether it should be consolidated. We are not the primary beneficiary of entities when we do not have voting control, lack the power to direct the activities that most significantly impact the entity's economic performance, or the limited partners (or non-managing members) have substantive participatory rights. If it is determined that these entities are not VIEs, then the determination as to whether we consolidate is based on whether we have a controlling financial interest in the entity, which is based on our voting interests and the degree of influence we have over the entity. Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling financial interest in, an entity in which we have a variable interest. Factors considered in determining whether we have the power to direct the activities that most significantly impact the entity’s economic performance include voting rights, involvement in day-to-day capital and operating decisions and the extent of our involvement in the entity.

We use the equity method of accounting for investments in unconsolidated real estate ventures when we have significant influence but do not have a controlling financial interest. Significant influence is typically indicated through ownership of 20% or more of the voting interests. Under the equity method, we record our investments in these entities in "Investments in unconsolidated real estate ventures" on our balance sheets, and our proportionate share of earnings or losses earned by the real estate venture is recognized in "Income (loss) from unconsolidated real estate ventures, net" in the accompanying statements of operations. We earn revenues from the management services we provide to unconsolidated entities. These fees are determined in accordance with the terms specific to each arrangement and may include property and asset management fees or transactional fees for leasing, acquisition, development and construction, financing and legal services provided. We account for this revenue gross of our ownership interest in each respective real estate venture and recognize such revenue in "Third-party real estate services, including reimbursements" in our statements of operations when earned. Our proportionate share of related expenses is recognized in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations.

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

With regard to distributions from unconsolidated real estate ventures, we use the information that is available to us to determine the nature of the underlying activity that generated the distributions. Using the nature of distribution approach, cash flows generated from the operations of an unconsolidated real estate venture are classified as a return on investment (cash inflow from operating activities) and cash flows from property sales, debt refinancing or sales of our investments are classified as a return of investment (cash inflow from investing activities).
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

Noncontrolling Interests
We identify our noncontrolling interests separately on our balance sheets. Amounts of consolidated net income (loss) attributable to redeemable noncontrolling interests and to the noncontrolling interests in consolidated subsidiaries are presented separately in our statements of operations.
Redeemable Noncontrolling Interests - Redeemable noncontrolling interests consists of OP Units issued in conjunction with the Formation Transaction and our venture partner's interest in 965 Florida Avenue. The OP Units became redeemable for our common shares or cash beginning August 1, 2018, subject to certain limitations. Redeemable noncontrolling interests are generally redeemable at the option of the holder and are presented in the mezzanine section between total liabilities and shareholders' equity on our balance sheets. The carrying amount of redeemable noncontrolling interests is adjusted to its redemption value at the end of each reporting period, but no less than its initial carrying value, with such adjustments recognized in "Additional paid-in capital." See Note 12 for additional information.
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
Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in our statements of operations or as a component of comprehensive income and as a component of shareholders’ equity on our balance sheets.
Derivative Financial Instruments Not Designated as Hedges - Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are considered economic hedges, but not designated as accounting hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains are recorded in "Interest expense" in our statements of operations in the period in which the change occurs.

Fair Value of Assets and Liabilities

Accounting Standards Codification ("ASC") 820 ("Topic 820"), Fair Value Measurement and Disclosures, defines fair value and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:
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
Property rentals revenue includes base rent each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of periodic step-ups in rent and rent abatements under the lease. When a renewal option is included within the lease, we assess whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Further, property rentals revenue includes tenant reimbursements revenue from the recovery of all or a portion of the operating expenses and real estate taxes of the respective assets. Tenant reimbursements, which vary each period, are non-lease components that are not the predominant activity within the contract. We combine certain lease and non-lease components of our operating leases. Non-lease components are recognized together with fixed base rent in "Property rentals revenue", as variable lease income in the same periods as the related expenses are incurred. Certain commercial leases may also provide for the payment by the lessee of additional rents based on a percentage of sales, which are recorded as variable lease income in the period the additional rents are earned.

We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and when the leased space is substantially ready for its intended use. In circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of property rentals revenue on a straight-line basis over the term of the lease when the tenant takes possession of the space. Differences between rental revenue recognized and amounts due under the respective lease agreements are recorded as an increase or decrease to "Deferred rent receivable, net" on our balance sheets. Property rentals revenue also includes the amortization or accretion of acquired above-and below-market leases. We periodically evaluate the collectability of amounts due from tenants and recognize an adjustment to property rental revenue for the estimated losses resulting from the inability of tenants to make required payments under lease agreements. Any changes to the provision for lease revenue determined to be not probable of collection are included in "Property rentals revenue" in our statements of operations. We exercise judgment in assessing the probability of collection and consider payment history and current credit status in making this determination.
Third-party real estate services revenue, including reimbursements, includes property and asset management fees, and transactional fees for leasing, acquisition, development and construction, financing, and legal services. These fees are determined in accordance with the terms specific to each arrangement and are recognized as the related services are performed. Development fees are earned from providing services to third-party property owners and our unconsolidated real estate ventures. The performance obligations associated with our development services contracts are satisfied over time and we recognize our development fee revenue using a time based measure of progress over the course of the development project due to the stand-ready nature of the promised services. The transaction prices for our performance obligations that are expected to be completed in greater than twelve months are variable based on the costs ultimately incurred to develop the underlying assets. Judgments impacting the timing and amount of revenue recognized from our development services contracts include the determination of the nature and number of performance obligations within a contract, estimates of total development project costs, from which the fees are typically derived, and estimates of the period of time over which the development services are expected to be performed, which is the period over which the revenue is recognized. We recognize development fees earned from unconsolidated joint venture projects to the extent of the third-party partners’ ownership interest.
Third-Party Real Estate Services Expenses
Third-party real estate services expenses include the costs associated with the management services provided to our unconsolidated real estate ventures and other third parties, including amounts paid to third-party contractors for construction management projects. We allocate personnel and other overhead costs using the estimates of the time spent performing services for our third-party real estate services and other allocation methodologies.
Lessee Accounting
We are obligated under non-cancellable operating leases, including ground leases on certain of our properties through 2061. When a renewal option is included within a lease, we assess whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Lease payments associated with renewal periods that we are reasonably certain will be exercised are included in the measurement of the corresponding lease liability and right-of-use asset. Lease expense for our operating leases is recognized on a straight-line basis over the expected lease term and is included in our statements of operations in either "Property operating expenses" or "General and administrative expense" depending on the nature of the lease.
Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, market rates or our share of expenditures of the leased premises. Such variable payments are recognized in lease expense in the period in which the variability is determined. Certain lease agreements may also include various non-lease components that primarily relate to property operating expenses associated with our office leases, which also vary each period. We have elected the practical expedient which allows us not to separate lease and non-lease components for our ground and office leases and recognize variable non-lease components in lease expense when incurred.
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
We also participate in the activities conducted by our subsidiary entities that have elected to be treated as taxable REIT subsidiaries ("TRS") under the Code. As such, we are subject to federal, state, and local taxes on the income from these activities. Income taxes attributable to our TRSs are accounted for under the asset and liability method. Under the asset and liability method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in our financial statements, which will result in taxable or deductible amounts in the future. We provide for a valuation allowance for deferred income tax assets if we believe all or some portion of the deferred tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated ability to realize the related deferred tax asset is included in deferred tax benefit (expense).
Accounting Standards Codification 740 ("Topic 740"), Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in our financial statements. Topic 740 requires the evaluation of tax positions taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year.
Earnings (Loss) Per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Unvested share-based compensation awards that entitle holders to receive non-forfeitable dividends, which include long-term incentive partnership units ("LTIP Units"), are considered participating securities. Consequently, we are required to apply the two-class method of computing basic and diluted earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and participating securities based on their respective rights to receive dividends. During periods of net loss, losses are allocated only to the extent the participating securities are required to absorb their share of such losses. Diluted earnings (loss) per common share reflects the potential dilution of the assumed exchange of various unit and share-based compensation awards into common shares to the extent they are dilutive.

Share-Based Compensation
The fair value of share-based compensation awards granted to our trustees, management or employees is determined, depending on the type of award, using the Monte Carlo or Black-Scholes methods, which is intended to estimate the fair value of the awards at the grant date using dividend yields, expected volatilities that are primarily based on available implied data and peer group companies' historical data and post-vesting restriction periods. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The shortcut method is used for determining the expected life used in the valuation method.

Compensation expense is based on the fair value of our common shares at the date of the grant and is recognized ratably over the vesting period using a graded vesting attribution model. We account for forfeitures as they occur. Distributions paid on unvested OP Units, LTIP Units, LTIP Units with time-based vesting requirements ("Time-Based LTIP Units"), LTIP Units with performance-based vesting requirements ("Performance-Based LTIP Units") are recorded to "Redeemable noncontrolling interests" in our balance sheets.
Recent Accounting Pronouncements
Adoption of Accounting Standards Update 2016-02, Leases ("Topic 842")
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
The adoption of Topic 842 did not result in a material change to our recognition of property rental revenue and did not impact our opening accumulated deficit balance, but resulted in:
(i) the inclusion of tenant reimbursements in "Property rentals revenue" in our statements of operations. Such amounts were previously separately presented as "Tenant reimbursements" in our statements of operations;
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
(iii) the inclusion as a deduction to revenue, as of January 1, 2019, of the impact of revenue deemed improbable of collection. Such amounts were previously recognized within "Property operating expenses" in our statements of operations; and
(iv) the change, as of January 1, 2019, in our capitalization policy for direct leasing costs to include only incremental costs associated with successful leasing arrangements, which would not have been incurred if the leasing arrangements had not been obtained. As a result, we no longer capitalize internal leasing costs, which are now expensed as incurred within "General and administrative expense: corporate and other" in our statements of operations. Internal leasing costs capitalized for the years ended December 31, 2018 and 2017 totaled $6.5 million and $2.9 million.

Lessor Accounting
The following is a summary of revenue from our non-cancellable leases:

Year Ended December 31, 2019
(In thousands)
Property rentals:
Fixed	$458,329
Variable	34,944
Total	$493,273

As of December 31, 2019, the undiscounted cash flows to be received from lease payments under our operating leases on an annual basis for the next five years and thereafter are as follows:

Year ending December 31,	Amount
(In thousands)
2020	$371,332
2021	297,603
2022	265,150
2023	220,722
2024	191,946
Thereafter	933,143

As of December 31, 2018, future base rental revenue under our non-cancellable operating leases, as determined under ASC Topic 840, were as follows:

Year ending December 31,	Amount
(In thousands)
2019	$377,427
2020	321,205
2021	287,463
2022	256,352
2023	215,203
Thereafter	1,188,767

Lessee Accounting
As of December 31, 2019, the weighted average discount rate used in calculating lease liabilities for our active operating leases was 5.4%, which had a weighted average remaining lease term of 23.9 years.

As of December 31, 2019, future minimum lease payments under our non-cancellable operating leases are as follows:

Year ending December 31,	Amount
(In thousands)
2020	$5,999
2021	3,348
2022	3,064
2023	2,000
2024	2,061
Thereafter	36,580
Total future minimum lease payments	53,052
Imputed interest	(24,576)
Total (1)	$28,476
______________

(1)
The total for operating leases of $28.5 million corresponds to lease liabilities related to operating right-of-use assets, which was included in "Other liabilities, net" as of December 31, 2019. See Note 10 for additional information.

As of December 31, 2018, future minimum rental payments under our non-cancellable operating leases, capital leases and lease assumption liabilities, as determined under Topic 840, were as follows:

Year ending December 31,	Amount
(In thousands)
2019	$13,991
2020	13,710
2021	13,395
2022	12,554
2023	9,489
Thereafter	55,780
Total	$118,919

For the year ended December 31, 2019, we incurred $2.3 million of fixed operating and finance lease costs and $1.3 million of variable operating lease costs.

3.	The Combination
In the Combination on July 18, 2017, we acquired the JBG Assets in exchange for approximately 37.2 million common shares and OP Units. The Combination has been accounted for at fair value under the acquisition method of accounting. The following allocation of the purchase price was based on the fair value of the assets acquired and liabilities assumed (in thousands):

Fair value of purchase consideration:
Common shares and OP Units	$1,224,885
Cash	20,573
Total consideration paid	$1,245,458

Fair value of assets acquired and liabilities assumed:
Land and improvements	$338,072
Building and improvements	609,156
Construction in progress, including land	699,800
Leasehold improvements and equipment	7,890
Real estate	1,654,918
Cash	104,529
Restricted cash	13,460
Investments in unconsolidated real estate ventures	241,142
Identified intangible assets	138,371
Notes receivable (1)	50,934
Identified intangible liabilities	(8,687)
Mortgages payable assumed (2)	(768,523)
Capital lease obligations assumed (3)	(33,543)
Lease assumption liabilities (4)	(48,127)
Deferred tax liability (5)	(18,610)
Other liabilities acquired, net	(60,048)
Noncontrolling interests in consolidated subsidiaries	(3,588)
Net assets acquired	1,262,228
Gain on bargain purchase (6)	16,770
Total consideration paid	$1,245,458
____________________

(1)	During the year ended December 31, 2017, we received proceeds of $50.9 million from the repayment of the notes receivable acquired in the Combination.

(2)	Subject to various interest rate swap and cap agreements assumed in the Combination that are considered economic hedges, but not designated as accounting hedges.

(3)
In the Combination, two ground leases were assumed that were determined to be capital leases. On July 25, 2017, we purchased a land parcel located in Reston, Virginia associated with one of the ground leases for $19.5 million.

(4)
Includes a $14.0 million payment to a tenant, which was paid in 2018, and a $34.1 million lease liability we assumed in relocating a tenant to one of our office buildings. The $34.1 million assumed lease liability was based on the contractual payments we assumed under the tenant’s previous lease, which are partially offset by estimated sub-tenant income we anticipate receiving as we actively pursue a sub-tenant.

(5)	Related to the management and leasing contracts acquired in the Combination.

(6)
The Combination resulted in a gain on bargain purchase of $24.4 million for the year ended December 31, 2017 because the fair value of the identifiable net assets acquired exceeded the purchase consideration. As a result of finalizing our fair value estimates used in the purchase price allocation related to the Combination, during the year ended December 31, 2018, we adjusted the fair value of certain assets acquired and liabilities assumed consisting of a decrease of $468,000 to investments in unconsolidated real estate ventures, an increase of $4.7 million to lease assumption liabilities and an increase of $2.4 million to other liabilities acquired, resulting in a reduction of the gain on bargain purchase of $7.6 million for the year ended December 31, 2018. The purchase consideration was based on the fair value of the common shares and OP Units issued in the Combination. We have concluded that all acquired assets and liabilities were recognized and that the valuation procedures and resulting estimates of fair values were appropriate.

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

(3)
OP Unit consideration paid to certain of the owners of the JBG Assets, which have a fair value of $110.6 million, is subject to post-combination employment with vesting over periods of either 12 or 60 months and amortization is recognized as compensation expense over the period of employment in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in our statements of operations.

The JBG Assets acquired on July 18, 2017 comprise: (i) 30 operating assets comprising 21 commercial assets totaling 4.1 million square feet (2.4 million square feet at our share) and nine multifamily assets with 2,883 units (1,099 units at our share); (ii) 11 commercial and multifamily assets under construction totaling over 2.5 million square feet (2.2 million square feet at our share); (iii) two near-term development commercial and multifamily assets totaling 401,000 square feet (242,000 square feet at our share); (iv) 26 future development assets totaling 11.7 million square feet (8.5 million square feet at our share) of estimated potential development density; and (v) JBG/Operating Partners, L.P., a real estate services company providing investment, development, asset management, property management, leasing, construction management and other services. Before the Combination, JBG/Operating Partners, L.P. was owned by 20 unrelated individuals, 19 of whom became our employees and three of whom serve on our Board of Trustees.
The following is a summary of the fair values of tangible and identified intangible assets and liabilities, which have definite lives:

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

4.    Acquisitions, Dispositions and Assets Held for Sale
Acquisitions
In December 2019, we acquired F1RST Residences, a 325-unit multifamily asset in the Ballpark submarket of Washington, D.C. with approximately 21,000 square feet of street level retail, for $160.5 million through a like-kind exchange agreement with a third-party intermediary. See Note 7 for additional information. The multifamily portion of the building was 91.7% occupied as of December 31, 2019. Transaction costs related to the asset acquisition of $4.7 million were included in the cost of the acquisition.

During the year ended December 31, 2018, we purchased a land parcel and the remaining interest in the West Half real estate venture for an aggregate purchase price of $28.0 million.
Dispositions
The following is a summary of disposition activity for the year ended December 31, 2019:

Date Disposed	Assets	Segment	Location	Total Square Feet	Gross Sales Price	Cash Proceeds from Sale	Gain on Sale of Real Estate
					(In thousands)
February 4, 2019	Commerce Executive / Commerce Metro Land (1) (2)	Commercial / Other	Reston, Virginia	388,562	$114,950	$117,676	$39,033
July 31, 2019	1600 K Street	Commercial	Washington, D.C.	82,653	43,000	40,134	8,088
December 18, 2019	Vienna Retail	Commercial	Vienna, Virginia	8,584	7,400	7,005	4,514
				479,799	$165,350	$164,815	51,635
December 12, 2019	Central Place Tower (3)	Commercial	Arlington, Virginia				53,356
Total							$104,991
______________

(1)	The sale also included 894,000 square feet of estimated potential development density. The sale was part of a like-kind exchange. See Note 7 for additional information.

(2)	Cash proceeds include the reimbursement of $4.0 million of tenant improvement costs and leasing commissions paid by us prior to the closing.

(3)
Represents the gain, net of certain liabilities, on the sale of a 50.0% interest in the entity that owns Central Place Tower and the remeasurement of our remaining 50.0% interest to fair value. See Note 6 for additional information.

During the year ended December 31, 2018, we sold four commercial assets, a future development asset and the out-of-service portion of a multifamily asset for an aggregate gross sales price of $427.4 million, resulting in gains on sale of real estate of $52.2 million.

Assets Held for Sale

As of December 31, 2019 and 2018, we had certain real estate properties that were classified as held for sale. The amounts included in "Assets held for sale" in our balance sheets primarily represent the carrying value of real estate. The following is a summary of assets held for sale:

Assets	Segment	Location	Total Square Feet	Assets Held for Sale	Liabilities Related to Assets Held for Sale
				(In thousands)
December 31, 2019
Pen Place (1)	Other	Arlington, Virginia	—	$73,895	$—
Metropolitan Park (1)	Other	Arlington, Virginia	—	94,517	—
			—	$168,412	$—

December 31, 2018
Commerce Executive / Commerce Metro Land (2)	Commercial	Reston, Virginia	388,562	$78,981	$3,717
_______________

(1)
In March 2019, we entered into agreements for the sale of Pen Place and Metropolitan Park, land sites having an aggregate estimated potential development density of up to approximately 4.1 million square feet, for approximately $293.9 million, subject to customary closing conditions. In January 2020, we sold the Metropolitan Park land sites to Amazon for the gross sales price of $155.0 million, which represents an $11.0 million increase over the previously estimated contract value as the result of an increase in the approved development density on the sites. The sale was part of a like-kind exchange. See Note 7 for additional information.

(2)	As noted above, we sold Commerce Executive/Commerce Metro Land in February 2019.

5.    Tenant and Other Receivables, Net
The following is a summary of tenant and other receivables:

	December 31,
	2019	2018
	(In thousands)
Tenants (1)	$37,823	$31,362
Third-party real estate services	14,541	12,443
Other	577	9,463
Allowance for doubtful accounts (1)	—	(6,700)
Total tenant and other receivables, net	$52,941	$46,568

_______________

(1)
Due to the adoption of Topic 842 as of January 1, 2019, we recognize changes in the assessment of collectability of tenant receivables as adjustments to the specific tenant’s receivable in our balance sheet and to "Property rentals revenue" in our statement of operations. Prior to the adoption of Topic 842, we recorded estimated losses on tenant receivables as an allowance for doubtful accounts in our balance sheets and to "Property operating expenses" in our statements of operations.

6.    Investments in Unconsolidated Real Estate Ventures
The following is a summary of the composition of our investments in unconsolidated real estate ventures:

	Ownership Interest (1)	December 31,
Real Estate Venture Partners		2019	2018
		(In thousands)
Prudential Global Investment Management ("PGIM")	50.0%	$215,624	$—
CPPIB	55.0%	109,911	97,521
Landmark	1.8% - 49.0%	77,944	84,320
CBREI Venture	5.0% - 64.0%	68,405	73,776
Berkshire Group	50.0%	46,391	43,937
Brandywine	30.0%	13,830	13,777
CIM Group ("CIM") and Pacific Life Insurance Company ("PacLife")	16.7%	10,385	9,339
Other		536	208
Total investments in unconsolidated real estate ventures		$543,026	$322,878
_______________

(1)	Ownership interests as of December 31, 2019. We have multiple investments with certain venture partners with varying ownership interests.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $28.5 million, $26.1 million and $12.9 million for each of the three years in the period ended December 31, 2019 for such services.
PGIM
In December 2019, we sold a 50.0% interest in a real estate venture that owns Central Place Tower, a 552,000 square foot office building located in Arlington, Virginia, to PGIM for the gross sales price of $220.0 million. Per the terms of the venture agreement, we determined the venture was not a VIE and we do not have a controlling financial interest in the venture. As a result, we deconsolidated our remaining 50.0% interest in the real estate venture and recorded a gain as our unconsolidated interest was increased to reflect its fair value. We recognized an aggregate $53.4 million gain, net of certain liabilities, recorded as "Gain on sale of real estate" in our statement of operations for the year ended December 31, 2019, on the partial sale and remeasurement of our remaining interest in the real estate venture subsequent to the transfer of control.
CPPIB
As of December 31, 2019 and 2018, we had a zero investment balance in the real estate venture that owns 1101 17th Street and had suspended the equity method of accounting for the venture since June 30, 2018. We will recognize as income any future distributions from the venture until our share of unrecorded earnings and contributions exceeds the cumulative excess distributions previously recognized in income. During the years ended December 31, 2019 and 2018, we recognized income of $6.4 million and $8.3 million related to distributions from this venture, which was included in "Income (loss) from unconsolidated real estate ventures, net" in our statement of operations. During the year ended December 31, 2018, we also recognized the $5.4 million negative investment balance as income within "Income (loss) from unconsolidated real estate ventures, net" in our statement of operations as a result of the venture refinancing a mortgage payable collateralized by the property and eliminating certain principal guaranty provisions that had been included in a prior loan.

In December 2018, our unconsolidated real estate venture with CPPIB sold The Warner, a 583,000 square foot office building located in Washington, D.C., for $376.5 million. In connection with the sale, the unconsolidated real estate venture recognized a gain on sale of $32.5 million, of which our proportionate share was $20.6 million, which was included in "Income (loss) from unconsolidated real estate ventures, net" in our statement of operations for the year ended December 31, 2018. Additionally, in connection with the sale, our unconsolidated real estate venture repaid the related mortgage payable of $270.5 million.
In February 2018, we entered into a real estate venture with CPPIB to develop and own 1900 N Street, an under construction commercial asset in Washington, D.C. We contributed 1900 N Street, valued at $95.9 million, to the real estate venture, and CPPIB committed to contribute approximately $101.3 million to the venture for a 45.0% interest, which reduced our ownership interest from 100.0% at the real estate venture's formation to 55.0% as CPPIB's contributions were funded.

CIM and PacLife
In January 2018, we invested $10.1 million for a 16.67% interest in a real estate venture with CIM and PacLife, which purchased the 1,152-key Wardman Park hotel, located adjacent to the Woodley Park Metro Station in northwest Washington, D.C. Prior to the acquisition by this venture, the JBG Legacy Funds owned a 47.64% interest in the Wardman Park hotel. The JBG Legacy Funds did not receive any proceeds from the sale, as the net proceeds were used to satisfy the prior mortgage debt. A third-party asset manager oversees the hotel operations on behalf of the venture and our involvement will increase only to the extent a land development opportunity becomes the primary business plan for the asset.
JP Morgan

In August 2018, JP Morgan, our former partner in the real estate venture that owned the Investment Building, a 401,000 square foot office building located in Washington, D.C., acquired our 5.0% interest in the venture for $24.6 million, resulting in a gain of $15.5 million, which was included in "Income (loss) from unconsolidated real estate ventures, net" in our statement of operations for the year ended December 31, 2018.

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted Average Effective Interest Rate (1)	December 31,
		2019	2018
		(In thousands)
Variable rate (2)	4.10%	$629,479	$461,704
Fixed rate (3)	3.98%	561,236	665,662
Unconsolidated real estate ventures - mortgages payable		1,190,715	1,127,366
Unamortized deferred financing costs		(2,859)	(1,998)
Unconsolidated real estate ventures - mortgages payable, net (4)		$1,187,856	$1,125,368
______________

(1)	Weighted average effective interest rate as of December 31, 2019.

(2)	Includes variable rate mortgages payable with interest rate cap agreements.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

(4)	See Note 19 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of the financial information for our unconsolidated real estate ventures:

	December 31,
	2019	2018
Combined balance sheet information:	(In thousands)
Real estate, net	$2,493,961	$2,050,985
Other assets, net (1)	291,092	169,264
Total assets	$2,785,053	$2,220,249

Borrowings, net	$1,187,856	$1,125,368
Other liabilities, net (1)	168,243	94,845
Total liabilities	1,356,099	1,220,213
Total equity	1,428,954	1,000,036
Total liabilities and equity	$2,785,053	$2,220,249
______________

(1)
On January 1, 2019, our unconsolidated real estate ventures adopted Topic 842, which required the ventures to record operating right-of-use assets totaling $52.4 million and related lease liabilities totaling $44.1 million.

	Year Ended December 31,
	2019	2018	2017
Combined income statement information:	(In thousands)
Total revenue	$266,653	$300,032	$135,256
Operating income (1)	18,041	56,262	14,741
Net loss	(32,507)	(1,155)	(7,593)
______________

(1)	Includes gain on sale of The Warner of $32.5 million recognized by our unconsolidated real estate venture with CPPIB during the year ended December 31, 2018.

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

Unconsolidated VIEs
As of December 31, 2019 and 2018, we had interests in entities deemed to be VIEs that are in the development stage and do not hold sufficient equity at risk or conduct substantially all their operations on behalf of an investor with disproportionately few voting rights. Although we are engaged to act as the managing partner in charge of day-to-day operations of these investees, we are not the primary beneficiary of these VIEs as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE’s performance. We account for our investment in these entities under the equity method. As of December 31, 2019 and 2018, the net carrying amounts of our investment in these entities were $242.9 million and $232.8 million, which are included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs is included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees. See Note 19 for additional information.

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
In conjunction with the acquisition of F1RST Residences, located in the Ballpark submarket of Washington, D.C. in December 2019, we entered into a like-kind exchange agreement with a third-party intermediary. As of December 31, 2019, the third-party intermediary was the legal owner of the entity that owned this property. The agreement that governed the operations of this entity provided us with the power to direct the activities that most significantly impacted the entity's economic performance. This entity was deemed a VIE as of December 31, 2019 primarily because it may not have had sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. We determined we were the primary beneficiary of the VIE as a result of having had the power to direct the activities that most significantly impacted its economic performance and the obligation to absorb losses, as well as the right to receive benefits, that could have been potentially significant to the VIE. Accordingly, we consolidated the property and its operations as of the acquisition date. Legal ownership of this entity was transferred to us by the third-party intermediary as the like-kind exchange agreement was completed with the sale of the

Metropolitan Park land sites in January 2020.

In conjunction with the acquisition of Potomac Yard Land Bay H, located in Alexandria, Virginia in December 2018, we entered into a like-kind exchange agreement with a third-party intermediary. As of December 31, 2018, the third-party intermediary was the legal owner of the entity that owned this property. The agreement that governed the operations of this entity provided us with the power to direct the activities that most significantly impacted the entity's economic performance. This entity was deemed a VIE as of December 31, 2018 primarily because it may not have had sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. We determined we were the primary beneficiary of the VIE as a result of having had the power to direct the activities that most significantly impacted its economic performance and the obligation to absorb losses, as well as the right to receive benefits, that could have been potentially significant to the VIE. Accordingly, we consolidated the property and its operations as of the acquisition date. Legal ownership of this entity was transferred to us by the third-party intermediary as the like-kind exchange agreement was completed with the sale of Commerce Executive/Commerce Metro Land in February 2019.

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

As of December 31, 2019, excluding the operating partnership, we consolidated two VIEs with total assets and liabilities of $136.8 million and $11.8 million. As of December 31, 2018, excluding the operating partnership, we consolidated two VIEs with total assets and liabilities of $94.8 million and $43.4 million.

8.    Other Assets, Net
The following is a summary of other assets, net:

	December 31,
	2019	2018
	(In thousands)
Deferred leasing costs	$205,830	$202,066
Accumulated amortization	(79,814)	(72,465)
Deferred leasing costs, net	$126,016	$129,601
Lease intangible assets, net	23,644	34,390
Other identified intangible assets, net	48,620	55,469
Operating right-of-use assets, net (1)	19,865	—
Prepaid expenses	12,556	6,482
Deferred financing costs on credit facility, net	3,071	4,806
Deposits	3,210	3,633
Derivative agreements, at fair value	—	10,383
Other	16,705	20,230
Total other assets, net	$253,687	$264,994

______________

(1)	Related to our adoption of Topic 842 on January 1, 2019. See Note 2 for additional information.

The following is a summary of the composition of lease intangible assets, net:

	December 31,
	2019	2018
	(in thousands)
Lease intangible assets:
In-place leases	$33,812	$38,216
Above-market real estate leases	8,635	9,414
Below-market ground leases	—	2,215
Total lease intangibles assets	42,447	49,845
Accumulated amortization:
In-place leases	15,231	11,602
Above-market real estate leases	3,572	2,405
Below-market ground leases	—	1,448
Total accumulated amortization	18,803	15,455
Lease intangible assets, net	$23,644	$34,390

The following is a summary of the composition of other identified intangible assets, net:

	December 31,
	2019	2018
	(in thousands)
Other identified intangible assets:
Option to enter into ground lease	$17,090	$17,090
Management and leasing contracts	48,900	48,900
Other	166	166
Total other identified intangibles assets	66,156	66,156
Accumulated amortization:
Management and leasing contracts	17,385	10,297
Other	151	390
Total accumulated amortization	17,536	10,687
Other identified intangible assets, net	$48,620	$55,469

The following is a summary of amortization expense related to lease and other identified intangible assets:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
In-place lease amortization (1)	$7,375	$11,807	$10,216
Above-market real estate lease amortization (2)	1,730	2,390	1,428
Below-market ground lease amortization (3)	—	85	87
Management and leasing contract amortization (1)	7,088	7,088	3,209
Other amortization	(240)	191	14
Total lease and other identified intangible asset amortization expense	$15,953	$21,561	$14,954

___________________________________________
(1) Amounts are included in "Depreciation and amortization expense" in our statements of operations.
(2) Amounts are included in "Property rentals revenue" in our statements of operations.
(3) Amounts are included in "Property operating expenses" in our statements of operations.

The following is a summary of the estimated amortization of lease and other identified intangible assets for the next five years and thereafter as of December 31, 2019:

Year ending December 31,	Amount
(in thousands)
2020	$12,949
2021	9,993
2022	8,999
2023	8,510
2024	7,973
Thereafter	6,750
Total (1)	$55,174
___________________________________________
(1) Estimated amortization related to the option to enter into ground lease is not included within the amortization table above as the ground lease does not have a definite start date.

9.    Debt
Mortgages Payable
The following is a summary of mortgages payable:

	Weighted Average Effective Interest Rate (1)	December 31,
		2019	2018
		(In thousands)
Variable rate (2)	3.36%	$2,200	$308,918
Fixed rate (3)	4.29%	1,125,648	1,535,734
Mortgages payable		1,127,848	1,844,652
Unamortized deferred financing costs and premium/ discount, net		(2,071)	(6,271)
Mortgages payable, net		$1,125,777	$1,838,381
__________________________

(1)	Weighted average effective interest rate as of December 31, 2019.

(2)	Includes a variable rate mortgage payable with an interest rate cap agreement as of December 31, 2018.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
As of December 31, 2019 and 2018, the net carrying value of real estate collateralizing our mortgages payable, excluding assets held for sale, totaled $1.4 billion and $2.3 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain of our mortgages payable are recourse to us. See Note 19 for additional information. As of December 31, 2019, we were not in default under any mortgage loan.
During the year ended December 31, 2019, aggregate borrowings under mortgages payable totaled $2.2 million related to construction draws. During the year ended December 31, 2019, we repaid mortgages payable with an aggregate principal balance of $709.1 million. The loss on the extinguishment of debt was $5.8 million for the year ended December 31, 2019, of which $2.9 million related to our repayment of various mortgages payable and $2.9 million related to the termination of various interest rate swaps in connection with the repayment of the loan encumbering Central Place Tower. In February 2020, we entered into a mortgage loan with a principal balance of $175.0 million collateralized by 4747 and 4749 Bethesda Avenue.
During the year ended December 31, 2018, aggregate borrowings totaled $118.1 million, of which $47.5 million related to the principal balance on a new mortgage payable collateralized by 1730 M Street and the remainder related to construction draws under mortgages payable. During the year ended December 31, 2018, we repaid mortgages payable with an aggregate principal balance of $298.1 million, which resulted in a loss on the extinguishment of debt of $5.2 million.
As of December 31, 2019 and 2018, we had various interest rate swap and cap agreements on certain of our mortgages payable with an aggregate notional value of $867.6 million and $1.3 billion. During the year ended December 31, 2019, in connection with the repayment of the loan encumbering Central Place Tower, we terminated various interest rate swaps with an aggregate notional value of $220.0 million. During the year ended December 31, 2018, we entered into various interest rate swap and cap agreements on certain of our mortgages payable with an aggregate notional value of $381.3 million. See Note 17 for additional information.
Credit Facility
As of December 31, 2019, our $1.4 billion credit facility consisted of a $1.0 billion revolving credit facility maturing in July 2021, with two six-month extension options, a delayed draw $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023, and a delayed draw $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. Effective as of July 17, 2019, the credit facility was amended to extend the delayed draw period of our Tranche A-1 Term Loan to July 2020. In December 2019, we drew $200.0 million under the revolving credit facility, which was repaid in 2020.

Based on the terms as of December 31, 2019, the interest rate for the credit facility varies based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets and ranges (a) in the case of the revolving credit facility, from LIBOR plus 1.10% to LIBOR plus 1.50%, (b) in the case of the Tranche A-1 Term Loan, from LIBOR plus 1.20% to LIBOR plus 1.70% and (c) in the case of the Tranche A-2 Term Loan, effective as of July 17, 2019, from LIBOR plus 1.15% to LIBOR plus 1.70%, reflecting a 40 basis points reduction from the prior credit facility. There are various LIBOR options in the credit facility, and we elected the one-month LIBOR option as of December 31, 2019. We were not in default under our credit facility as of December 31, 2019. In January 2020, the credit facility was amended to extend the maturity date of the revolving credit facility from July 2021 to January 2025, and to reduce its range of interest rates by five basis points to LIBOR plus 1.05% to 1.50%.
As of December 31, 2019 and 2018, we had interest rate swaps with an aggregate notional value of $100.0 million, which mature in January 2023 and effectively convert the variable interest rate applicable to our Tranche A-1 Term Loan to a fixed interest rate, providing weighted average base interest rates under the facility agreements of 2.12% per annum for both periods. As of December 31, 2019, we had interest rate swaps with an aggregate notional value of $137.6 million, which effectively convert the variable interest rate applicable to a portion of the outstanding balance of our Tranche A-2 Term Loan to a fixed interest rate, providing a weighted average base interest rate under the facility agreements of 2.59% per annum.
The following is a summary of amounts outstanding under the credit facility:

	Effective	December 31,
	Interest Rate (1)	2019	2018
		(In thousands)
Revolving credit facility (2) (3) (4)	2.86%	$200,000	$—

Tranche A-1 Term Loan (5)	3.32%	$100,000	$100,000
Tranche A-2 Term Loan (5)	3.74%	200,000	200,000
Unsecured term loans		300,000	300,000
Unamortized deferred financing costs, net		(2,705)	(2,871)
Unsecured term loans, net		$297,295	$297,129
__________________________

(1)	Interest rate as of December 31, 2019.

(2)	As of December 31, 2019 and 2018, letters of credit with an aggregate face amount of $1.5 million and $5.7 million were provided under our revolving credit facility.

(3)	As of December 31, 2019 and 2018, net deferred financing costs related to our revolving credit facility totaling $3.1 million and $4.8 million were included in "Other assets, net."

(4)
The interest rate for the revolving credit facility excludes a 0.15% facility fee. In January 2020, the credit facility was amended to extend the maturity date of the revolving credit facility from July 2021 to January 2025, and to reduce its range of interest rates by five basis points to LIBOR plus 1.05% to 1.50%.

(5)	The interest rate includes the impact of interest rate swap agreements.
Principal Maturities
Principal maturities of debt outstanding as of December 31, 2019, including mortgages payable, revolving credit facility and the term loans, are as follows:

Year ending December 31,	Amount
(In thousands)
2020	$99,341
2021	296,227
2022	107,500
2023	273,961
2024	334,290
Thereafter	516,529
Total	$1,627,848

10.    Other Liabilities, Net
The following is a summary of other liabilities, net:

	December 31,
	2019	2018
	(In thousands)
Lease intangible liabilities	$38,577	$40,179
Accumulated amortization	(26,253)	(26,081)
Lease intangible liabilities, net	$12,324	$14,098
Prepaid rent	23,612	21,998
Lease assumption liabilities	17,589	23,105
Lease incentive liabilities	20,854	9,317
Lease liabilities related to operating right-of-use assets (1)	28,476	—
Finance lease liability (2)	—	15,704
Security deposits	16,348	17,696
Environmental liabilities	17,898	17,898
Ground lease deferred rent payable (3)	—	3,510
Net deferred tax liability	5,542	6,878
Dividends payable	34,012	45,193
Derivative agreements, at fair value	17,440	1,723
Other	11,947	4,486
Total other liabilities, net	$206,042	$181,606

__________________________

(1)	Related to our adoption of Topic 842 on January 1, 2019. See Note 2 for additional information.

(2)
In December 2019, we sold a 50.0% interest in Central Place Tower, which resulted in the deconsolidation of the entity that was the lessee to our sole finance lease. See Note 6 for additional information.

(3)
In connection with our adoption of Topic 842 on January 1, 2019, the ground lease deferred rent payable balance as of December 31, 2018 was included in the initial determination of the operating right-of-use assets. See Note 2 for additional information.

Amortization expense included in "Property rentals revenue" in our statements of operations related to lease intangible liabilities for each of the three years in the period ended December 31, 2019 was $2.5 million, $2.6 million and $2.3 million.
The following is a summary of the estimated amortization of lease intangible liabilities for the next five years and thereafter as of December 31, 2019,:

Year ending December 31,	Amount
(in thousands)
2020	$2,017
2021	1,800
2022	1,781
2023	1,773
2024	1,755
Thereafter	3,198
Total	$12,324

11.     Income Taxes

We have elected to be taxed as a REIT, and accordingly, we have incurred no federal income tax expense related to our REIT subsidiaries except for our TRSs. Due to the passage of federal tax reform legislation, which was signed into law on December

22, 2017 and which we refer as the 2017 Tax Act, our TRSs were required to decrease the net deferred tax liability, which resulted in a net tax benefit of $3.9 million during the year ended December 31, 2017. The recorded tax charges in 2017 for the impact of the 2017 Tax Act were made using the current available information and technical guidance on the interpretations of the 2017 Tax Act. As permitted by Securities and Exchange Commission Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we subsequently finalized our accounting analysis based on the guidance, interpretations and data available as of December 31, 2018. We did not have any changes to our 2017 estimate related to the 2017 Tax Act and therefore, it had no impact to our 2018 financial statements.

Our financial statements include the operations of our TRSs, which are subject to federal, state and local income taxes on their taxable income. As a REIT, we may also be subject to federal excise taxes if we engage in certain types of transactions. Continued qualification as a REIT depends on our ability to satisfy the REIT distribution tests, stock ownership requirements and various other qualification tests. As of December 31, 2019, our TRSs have an estimated federal and state net operating loss of $3.6 million, which will expire in 2038 and 2039. The net basis of our assets and liabilities for tax reporting purposes is approximately $55.9 million higher than the amounts reported in our balance sheet as of December 31, 2019.

The following is a summary of our income tax benefit:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current tax benefit (expense)	$(34)	$20	$(496)
Deferred tax benefit	1,336	718	10,408
Income tax benefit	$1,302	$738	$9,912

As of December 31, 2019 and 2018, we have a net deferred tax liability of $5.5 million and $6.9 million primarily related to the management and leasing contracts assumed in the Combination, partially offset by deferred tax assets associated with tax versus book differences, related general and administrative expenses and the net operating loss remaining from 2018 and 2017. We are subject to federal, state and local income tax examinations by taxing authorities for 2016 through 2019.

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Accrued bonus	$721	$—
Net operating loss	915	2,326
Deferred revenue	626	998
Bad debt expense	—	583
Charitable contributions	435	—
Other	217	198
Total deferred tax assets	2,914	4,105
Valuation allowance	(523)	(469)
Total deferred tax assets, net of valuation allowance	2,391	3,636
Deferred tax liabilities:
Management and leasing contracts	(7,412)	(9,905)
Other	(521)	(609)
Total deferred tax liabilities	(7,933)	(10,514)
Net deferred tax liability	$(5,542)	$(6,878)

During the year ended December 31, 2019, our Board of Trustees declared cash dividends totaling $0.90 of which $0.333 was taxable as ordinary income for federal income tax purposes, $0.342 were capital gain distributions and the remaining $0.225 will be determined in 2020. During the year ended December 31, 2018, our Board of Trustees declared cash dividends totaling $1.00 (regular dividends of $0.90 per common share and a special dividend of $0.10 per common share) of which $0.531 was taxable as ordinary income for federal income tax purposes and $0.469 were capital gain distributions. During the year ended December 31, 2017, our Board of Trustees declared cash dividends of $0.45 per common share of which $0.385 was taxable as ordinary income for federal income tax purposes and $0.065 were capital gains distributions.
12.    Redeemable Noncontrolling Interests
JBG SMITH LP
A portion of the OP Units held by persons other than JBG SMITH became redeemable for cash or, at our election, our common shares beginning on August 1, 2018, subject to certain limitations. During the years ended December 31, 2019 and 2018, unitholders redeemed 1.7 million and 3.0 million OP Units, which we elected to redeem for an equivalent number of our common shares. As of December 31, 2019, outstanding OP Units totaled 15.2 million, representing a 10.1% ownership interest in JBG SMITH LP. On our balance sheets, our OP Units and certain vested LTIPs are presented at the higher of their redemption value or their carrying value, with such adjustments recognized in "Additional paid-in capital." Redemption value per OP Unit is equivalent to the market value of one of our common shares at the end of the period. In 2020, as of the date of this filing, unitholders redeemed 733,851 OP Units, which we elected to redeem for an equivalent number of our common shares.
Consolidated Real Estate Venture
We are a partner in a real estate venture that owns an under construction multifamily asset located at 965 Florida Avenue in Washington, D.C. Pursuant to the terms of the real estate venture agreement, we will fund all capital contributions until our ownership interest reaches a maximum of 97.0%. Our partner can redeem its interest, for cash, two years after delivery, but no later than seven years after delivery. As of December 31, 2019, we held a 95.0% ownership interest in the real estate venture.
The following is a summary of the activity of redeemable noncontrolling interests:

	Year Ended December 31,
	2019			2018
	JBG SMITH LP	Consolidated Real Estate Venture	Total	JBG SMITH LP	Consolidated Real Estate Venture	Total
	(In thousands)
Balance as of beginning of period	$552,159	$5,981	$558,140	$603,717	$5,412	$609,129
OP Unit redemptions	(57,318)	—	(57,318)	(109,208)	—	(109,208)
LTIP Units issued in lieu of cash bonuses (1)	3,954	—	3,954	—	—	—
Net income attributable to redeemable noncontrolling interests	8,566	7	8,573	6,641	69	6,710
Other comprehensive income (loss)	(2,584)	—	(2,584)	1,384	—	1,384
Contributions (distributions)	(15,325)	71	(15,254)	(18,737)	500	(18,237)
Share-based compensation expense	63,264	—	63,264	52,190	—	52,190
Adjustment to redemption value	53,983	—	53,983	16,172	—	16,172
Balance as of end of period	$606,699	$6,059	$612,758	$552,159	$5,981	$558,140

__________________________

(1)	See Note 13 for additional information.

13.     Share-Based Payments and Employee Benefits

OP UNITS

The acquisition of JBG/Operating Partners, L.P. in the Combination, resulted in the issuance of 3.3 million OP Units to the former owners with an estimated grant-date fair value of $110.6 million. The OP Units are subject to post-combination vesting over periods of either 12 or 60 months based on continued employment. The significant assumptions used to value the OP Units included expected volatility (18.0% to 27.0%), risk-free interest rates (1.3% to 1.5%) and post-vesting restriction periods (1 year to 3 years). Compensation expense for these OP Units is recognized over the graded vesting period. See Note 3 for additional information.
The following is a summary of the OP Units activity:

	Unvested Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2018	2,999,987	$33.39
Vested	(127,735)	33.39
Unvested at December 31, 2019	2,872,252	33.39

The total-grant date fair value of the OP Units that vested for each of the three years in the period ended December 31, 2019 was $4.3 million, $3.2 million and $7.2 million.

JBG SMITH 2017 Omnibus Share Plan

On June 23, 2017, our Board of Trustees adopted the JBG SMITH 2017 Omnibus Share Plan (the "Plan"), effective as of July 17, 2017, and authorized the reservation of 10.3 million of our common shares pursuant to the Plan. As of December 31, 2019, there were 3.9 million common shares available for issuance under the Plan.
Formation Awards
Pursuant to the Plan, on July 18, 2017, we granted 2.7 million formation awards ("Formation Awards") based on an aggregate notional value of approximately $100 million divided by the volume-weighted average price on July 18, 2017 of $37.10 per common share. In 2018, we granted 93,784 Formation Awards based on an aggregate notional value of $3.2 million divided by the volume-weighted average price on the date of issuance of $34.40 per common share.
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
The aggregate grant-date fair value of the Formation Awards granted during the years ended December 31, 2018 and 2017 was $725,000 and $23.7 million estimated using Monte Carlo simulations. No Formation Awards were granted during the year ended December 31, 2019. Compensation expense for these awards is being recognized over a five-year period. The following is a summary of the significant assumptions used to value the Formation Awards:

	Year Ended December 31,
	2018	2017
Expected volatility	27.0% to 29.0%	26.0%
Dividend yield	2.5% to 2.7%	2.3%
Risk-free interest rate	2.8% to 3.0%	2.3%
Expected life	7 years	7 years

The following is a summary of the Formation Awards activity:

	Unvested Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2018	2,655,394	$8.81
Vested	(160,746)	8.84
Forfeited	(9,702)	8.55
Unvested at December 31, 2019	2,484,946	8.81

The total-grant date fair value of the Formation Awards that vested during the years ended December 31, 2019 and 2018 was $1.4 million and $333,000.

LTIP, Time-Based LTIP and Special Time-Based LTIP Units

During the years ended December 31, 2019 and 2018, as part of their annual compensation, we granted a total of 50,159 and 25,770 fully vested LTIP Units to non-employee trustees with an aggregate grant-date fair value of $1.8 million and $794,000. The LTIP Units may not be sold while such non-employee trustee is serving on the Board.
On July 18, 2017, we granted a total of 47,166 fully vested LTIP Units to the seven independent trustees in the notional amount of $250,000 each. On the same date, we also granted 59,927 LTIP units to a key employee of which 50% vested immediately and the remaining 50% vests ratably from the 31st to the 60th month following the grant date.
During each of the three years in the period ended December 31, 2019, we granted 351,982, 367,519 and 302,518 Time-Based LTIP Units to management and other employees with a weighted average grant-date fair value of $34.26, $31.48 and $33.71 per unit that vest over four years, 25.0% per year, subject to continued employment. Compensation expense for these units is being recognized over a four-year period.
During the year ended December 31, 2019, we granted 91,636 of fully vested LTIP Units, with a grant-date fair value of $34.21 per unit, to certain executives who elected to receive all or a portion of their cash bonus paid in 2019, related to 2018 service, as LTIP Units.

Additionally, during the year ended December 31, 2018, related to our successful pursuit of Amazon's additional headquarters in National Landing, we granted 356,591 Special Time-Based LTIP Units to management and other employees with a weighted average grant-date fair value of $36.84 per unit. The Special Time-Based LTIP Units vest 50% on each of the fourth and fifth anniversaries of the grant date, subject to continued employment. Compensation expense for these units is being recognized over a five-year period.

The aggregate grant-date fair value of the LTIP, Time-Based LTIP and Special Time-Based LTIP Units granted (collectively "Granted LTIPs") for each of the three years in the period ended December 31, 2019 was $17.0 million, $25.5 million and $13.7 million, valued using Monte Carlo simulations. Holders of the Granted LTIPs have the right to convert all or a portion of vested units into OP Units, which are then subsequently exchangeable for our common shares. Granted LTIPs do not have redemption rights, but any OP Units into which units are converted are entitled to redemption rights. Granted LTIPs, generally, vote with the OP Units and do not have any separate voting rights except in connection with actions that would materially and adversely affect the rights of the Granted LTIPs. The following is a summary of the significant assumptions used to value the Granted LTIPs:

Year Ended December 31,
	2019	2018	2017

Expected volatility	18.0% to 24.0%	20.0% to 22.0%	17.0% to 19.0%
Risk-free interest rate	2.3% to 2.6%	1.9% to 2.6%	1.3% to 1.5%
Post-grant restriction periods	2 to 3 years	2 to 3 years	2 to 3 years

The following is a summary of the Granted LTIP activity:

	Unvested Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2018	962,662	$34.03
Granted	493,777	34.40
Vested	(360,703)	33.15
Forfeited	(393)	34.52
Unvested at December 31, 2019	1,095,343	34.35

The total-grant date fair value of the Granted LTIPs that vested for each of the three years in the period ended December 31, 2019 was $12.0 million, $3.6 million and $2.5 million. In 2020, we issued 471,598 LTIP Units to management and employees with an estimated aggregate grant-date fair value of $18.3 million.
Performance-Based LTIP and Special Performance-Based LTIP Units
During each of the three years in the period ended December 31, 2019, we granted 478,411, 567,106 and 605,072 Performance-Based LTIP Units to management and other employees. During the year ended December 31, 2018, related to our successful pursuit of Amazon's additional headquarters at our properties in National Landing, we granted 511,555 Special Performance-Based LTIP Units to management and other employees.
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
Our Performance-Based LTIP and Special Performance-Based LTIP Units have a three-year performance period. Fifty percent of any Performance-Based LTIP Units that are earned vest at the end of the three-year performance period and the remaining 50% on the fourth anniversary of the date of grant, subject to continued employment. Fifty percent of any Special Performance-Based LTIP Units that are earned at the end of the three-year performance period vest on the fourth anniversary of the date of grant and the remaining 50% on the fifth anniversary of the date of grant, subject to continued employment.
The aggregate grant-date fair value of the Performance-Based LTIP and Special Performance-Based LTIP Units granted for each of the three years in the period ended December 31, 2019 was $9.3 million, $21.1 million and $9.7 million, valued using Monte Carlo simulations. Compensation expense for the Performance-Based LTIP Units is being recognized over a four-year period, while compensation expense for the Special Performance Based LTIP Units is being recognized over a five-year period. The following is a summary of the significant assumptions used to value both the Performance-Based LTIP and Special Performance-Based LTIP Units:

	Year Ended December 31,
	2019	2018	2017

Expected volatility	19.0% to 23.0%	19.9% to 26.0%	18.0%
Dividend yield	2.3% to 2.5%	2.5% to 2.7%	2.3%
Risk-free interest rate	2.3% to 2.6%	2.3% to 3.0%	1.5%

The following is a summary of both the Performance-Based LTIP and Special Performance-Based LTIP Units activity:

	Unvested Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2018	1,657,578	$18.27
Granted	478,411	19.49
Forfeited	(18,054)	18.00
Unvested at December 31, 2019	2,117,935	18.55

In 2020, we issued 593,100 Performance-Based LTIP Units to management and employees with an estimated aggregate grant-date fair value of $11.1 million.
JBG SMITH 2017 ESPP
The JBG SMITH 2017 ESPP authorized the issuance of up to 2.1 million common shares. The ESPP provides eligible employees an option to purchase, through payroll deductions, our common shares at a discount of 15.0% of the closing price of a common share on relevant determination dates, provided that the fair market value of common shares, determined as of the first day of the relevant offering period, purchased by any eligible employee may not exceed $25,000 in any calendar year. The maximum aggregate number of common shares reserved for issuance under the ESPP will automatically increase on January 1 of each year, unless the Compensation Committee of the Board of Trustees determines to limit any such increase, by the lesser of (i) 0.10% of the total number of outstanding common shares on December 31 of the preceding calendar year or (ii) 206,600 common shares.
Pursuant to the ESPP, employees purchased 47,022 and 20,178 common shares for $1.5 million and $597,000 during the years ended December 31, 2019 and 2018. The following is a summary of the significant assumptions used to value the ESPP common shares using the Black-Scholes model:

	Year Ended December 31,
	2019	2018
Expected volatility	18.0% to 28.0%	21.0%
Dividend yield	2.6% to 3.5%	2.5%
Risk-free interest rate	2.2% to 2.4%	2.0%
Expected life	6 months	6 months

As of December 31, 2019, there were 2.0 million common shares available for issuance under the ESPP.

Share-Based Compensation Expense

The following is a summary of share-based compensation expense:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Time-Based LTIP Units	$11,386	$10,095	$2,211
Performance-Based LTIP Units	8,716	5,271	1,172
LTIP Units	1,000	794	—
Other equity awards (1)	4,535	3,826	1,526
Share-based compensation expense - other	25,637	19,986	4,909
Formation Awards	5,734	5,606	5,169
OP Units (2)	29,826	29,455	21,467
LTIP Units (2)	456	277	2,615
Special Performance-Based LTIP Units (3)	2,843	323	—
Special Time-Based LTIP Units (3)	3,303	369	—
Share-based compensation related to Formation Transaction and special equity awards (4)	42,162	36,030	29,251
Total share-based compensation expense	67,799	56,016	34,160
Less amount capitalized	(2,526)	(3,341)	(467)
Share-based compensation expense	$65,273	$52,675	$33,693

______________________________________________

(1)
For the years ended December 31, 2019 and 2018, primarily includes compensation expense for certain executives who have elected to receive all or a portion of any cash bonus that may be paid in the subsequent year related to past service in the form of fully vested LTIP Units and related to our ESPP. For the year ended December 31, 2017, represents share-based compensation expense related to equity awards prior to the Formation Transaction.

(2)	Represents share-based compensation expense for LTIP Units and OP Units subject to post-Combination employment obligations.

(3)	Represents equity awards issued related to our successful pursuit of Amazon's additional headquarters in National Landing.

(4)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in the accompanying statements of operations.

As of December 31, 2019, we had $77.4 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 2.2 years.

Employee Benefits

We have a 401(k) defined contribution plan covering substantially all of our officers and employees which permits participants to defer compensation up to the maximum amount permitted by law. We provide a discretionary matching contribution. Employees’ contributions vest immediately and our matching contributions vest after one year. Our contributions for each of the three years in the period ended December 31, 2019 were $2.0 million, $1.8 million and $3.6 million.

14.     Transaction and Other Costs

The following is a summary of transaction and other costs:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Relocation of corporate headquarters (1)	$10,900	$—	$—
Demolition costs (2)	5,432	—	—
Formation transaction and integration costs (3)	5,252	15,907	127,739
Completed, potential and pursued transaction expenses	651	9,008	—
Other (4)	1,000	2,791	—
Transaction and other costs	$23,235	$27,706	$127,739

__________________________

(1)
In November 2019, we relocated our corporate headquarters. Upon the relocation of our corporate headquarters, we incurred an impairment charge on the right-of-use assets for leases related to our former corporate headquarters as well as other costs. See Note 17 for more information.

(2)	Related to 1900 Crystal Drive.

(3)
For the year ended December 31, 2019 includes integration and severance costs. For the year ended December 31, 2018 includes transition services provided by our former parent, and integration and severance costs. For the year ended December 31, 2017 includes severance and transaction bonus expense of $40.8 million, investment banking fees of $33.6 million, legal fees of $13.9 million and accounting fees of $10.8 million.

(4)
For the year ended December 31, 2019 represents a contribution to the Washington Housing Conservancy. For the year ended December 31, 2018 represents costs related to the successful pursuit of Amazon's additional headquarters at our properties in National Landing.

15.     Interest Expense

The following is a summary of interest expense:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Interest expense	$79,234	$91,651	$69,178
Amortization of deferred financing costs	3,217	4,661	3,011
Net loss (gain) on derivative financial instruments not designated as cash flow hedges:
Net unrealized	50	(926)	(1,348)
Net realized	—	(135)	27
Capitalized interest	(29,806)	(20,804)	(12,727)
Interest expense	$52,695	$74,447	$58,141

16.     Shareholders' Equity and Earnings (Loss) Per Common Share

Shareholders' Equity
In April 2019, we closed an underwritten public offering of 11.5 million common shares (including 1.5 million common shares related to the exercise of the underwriters' option to cover overallotments) at $42.00 per share, which generated net proceeds, after deducting the underwriting discounts and commissions and other offering expenses, of $472.8 million.

Earnings (Loss) Per Common Share
The following is a summary of the calculation of basic and diluted earnings (loss) per common share and a reconciliation of the amounts of net income (loss) available to common shareholders used in calculating basic and diluted earnings per common share to net income (loss):

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Net income (loss)	$74,144	$46,613	$(79,084)
Net (income) loss attributable to redeemable noncontrolling interests	(8,573)	(6,710)	7,328
Net loss attributable to noncontrolling interests	—	21	3
Net income (loss) attributable to common shareholders	65,571	39,924	(71,753)
Distributions to participating securities	(2,489)	(2,599)	(1,655)
Net income (loss) available to common shareholders — basic and diluted	$63,082	$37,325	$(73,408)

Weighted average number of common shares outstanding — basic and diluted	130,687	119,176	105,359

Earnings (loss) per common share:
Basic	$0.48	$0.31	$(0.70)
Diluted	$0.48	$0.31	(0.70)

The effect of the redemption of OP Units and Time-Based LTIP Units that were outstanding as of December 31, 2019 and 2018 is excluded in the computation of diluted earnings per common share as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings per share). Since OP Units and Time-Based LTIP Units, which are held by noncontrolling interests, are attributed gains at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average OP Unit and Time-Based LTIP Unit impact are excluded from net income available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted earnings per common share. Performance-Based LTIP Units, Special Performance-Based LTIP Units and Formation Awards, which totaled 4.7 million, 3.9 million and 3.3 million for each of the three years in the period ended December 31, 2019, were excluded from the calculation of diluted earnings per common share as they were antidilutive, but potentially could be dilutive in the future.

17.    Fair Value Measurements

Fair Value Measurements on a Recurring Basis
To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.
As of December 31, 2019 and 2018, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized (loss) gain on our derivative financial instruments designated as cash flow hedges was $(17.7) million and $8.3 million as of December 31, 2019 and 2018 and was recorded in "Accumulated other comprehensive income (loss)" in our balance sheets, of which a portion was reclassified to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $5.5 million as an increase to interest expense. The net unrealized (loss) gain on our derivative financial instruments not designated as cash flow hedges was $(50,000), $926,000 and $1.3 million for each of the three years in the period ended December 31, 2019, and was recorded in "Interest expense" in our statements of operations and "Net unrealized loss (gain) on ineffective derivative financial instruments" in our statements of cash flows. The fair values of the derivative financial instruments are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and observable inputs. The derivative financial instruments are classified within Level 2 of the valuation hierarchy.
The following is a summary of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2019	(In thousands)
Derivative financial instruments designated as cash flow hedges:
Classified as liabilities in "Other liabilities, net"	$17,440	—	$17,440	—

December 31, 2018
Derivative financial instruments designated as cash flow hedges:
Classified as assets in "Other assets, net"	$7,913	$—	$7,913	$—
Classified as liabilities in "Other liabilities, net"	1,723	—	1,723	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	2,470	—	2,470	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2019 and 2018, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains and losses included in "Other comprehensive income (loss)'' in our statements of comprehensive income (loss) for each of the three years in the period ended December 31, 2019 were attributable to the net change in unrealized gains or losses related to the interest rate swaps that were outstanding during those periods, none of which were reported in our statements of operations as the interest rate swaps were documented and qualified as hedging instruments.

Fair Value Measurements on a Nonrecurring Basis

Fair value measurements on a nonrecurring basis consist of the right-of-use asset related to our former corporate office lease, which we measured for impairment upon relocation to our new corporate headquarters in November 2019. Prior to the relocation, we leased office space in a building we owned through one of our unconsolidated real estate ventures. With the adoption of Topic 842 in January 2019, we recorded a right-of-use asset based on the expected future use of our former headquarters. Upon the relocation of our corporate headquarters, we impaired the right-of-use asset due to our change in use of the asset. The fair value of the right-of-use asset subsequent to the relocation was based on Level 3 inputs, including estimated sublease income and our incremental borrowing rate. For the year ended December 31, 2019, we incurred an impairment charge of $10.2 million and certain additional expenses related to the relocation of our corporate headquarters. There were no other assets measured at fair value on a nonrecurring basis as of December 31, 2019 and 2018. See Note 14 for more information.

Financial Assets and Liabilities Not Measured at Fair Value
As of December 31, 2019 and 2018, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	December 31, 2019		December 31, 2018
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial liabilities:
Mortgages payable	$1,127,848	$1,162,890	$1,844,652	$1,870,078
Revolving credit facility	200,000	200,177	—	—
Unsecured term loans	300,000	300,607	300,000	300,727

______________________________________
(1) The carrying amount consists of principal only.

The fair values of the mortgages payable, revolving credit facility and unsecured term loans were determined using Level 2 inputs of the fair value hierarchy.

18.    Segment Information

We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. We defined our reportable segments to be aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker ("CODM"), makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we aggregate our operating segments into three reportable segments (commercial, multifamily, and third-party asset management and real estate services) based on the economic characteristics and nature of our assets and services.

The CODM measures and evaluates the performance of our operating segments, with the exception of the third-party asset management and real estate services business, based on the net operating income ("NOI") of properties within each segment. NOI includes property rental revenue and other property revenue, and deducts property operating expenses and real estate taxes.

With respect to the third-party asset management and real estate services business, the CODM reviews revenues streams generated by this segment ("Third-party real estate services, including reimbursements"), as well as the expenses attributable to the segment ("General and administrative: third-party real estate services"), which are both disclosed separately in our statements of operations. The following represents the components of revenue from our third-party real estate services business:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Property management fees	$22,437	$24,831	$16,022
Asset management fees	14,045	14,910	10,083
Leasing fees	7,377	6,658	3,639
Development fees	15,655	7,592	3,653
Construction management fees	1,669	2,892	2,220
Other service revenue	4,269	2,801	712
Third-party real estate services revenue, excluding reimbursements	65,452	59,684	36,329
Reimbursements revenue (1)	55,434	39,015	26,907
Third-party real estate services revenue, including reimbursements	$120,886	$98,699	$63,236
_________________

(1)	Represents reimbursement of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Management company assets primarily consist of management and leasing contracts with a net book value of $31.5 million and $38.6 million and are classified in "Other assets, net" in our balance sheets as of December 31, 2019 and 2018. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

The following is the reconciliation of net income attributable to common shareholders to consolidated NOI:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net income (loss) attributable to common shareholders	$65,571	$39,924	$(71,753)
Add:
Depreciation and amortization expense	191,580	211,436	161,659
General and administrative expense:
Corporate and other	46,822	33,728	39,350
Third-party real estate services	113,495	89,826	51,919
Share-based compensation related to Formation Transaction and special equity awards	42,162	36,030	29,251
Transaction and other costs	23,235	27,706	127,739
Interest expense	52,695	74,447	58,141
Loss on extinguishment of debt	5,805	5,153	701
Reduction of gain (gain) on bargain purchase	—	7,606	(24,376)
Income tax benefit	(1,302)	(738)	(9,912)
Net income (loss) attributable to redeemable noncontrolling interests	8,573	6,710	(7,328)
Less:
Third-party real estate services, including reimbursements	120,886	98,699	63,236
Other revenue (1)	7,638	6,358	5,167
Income (loss) from unconsolidated real estate ventures, net	(1,395)	39,409	(4,143)
Interest and other income, net	5,385	15,168	1,788
Gain on sale of real estate	104,991	52,183	—
Net loss attributable to noncontrolling interests	—	21	3
Consolidated NOI	$311,131	$319,990	$289,340
__________________________

(1)	Excludes parking revenue of $26.0 million, $25.7 million and $23.1 million for each of the three years in the period ended December 31, 2019.

The following is a summary of NOI by segment. Items classified in the Other column include future development assets, corporate entities and the elimination of intersegment activity.

	Year Ended December 31, 2019
	Commercial	Multifamily	Other		Total
	(In thousands)
Property rentals revenue	$383,311	$116,330	$(6,368)		$493,273
Other property revenue	25,593	380	—		25,973
Total property revenue	408,904	116,710	(6,368)		519,246
Property expense:				—
Property operating	113,177	35,236	(10,791)		137,622
Real estate taxes	50,115	15,021	5,357		70,493
Total property expense	163,292	50,257	(5,434)		208,115
Consolidated NOI	$245,612	$66,453	$(934)		$311,131

	Year Ended December 31, 2018
	Commercial	Multifamily	Other	Total
	(In thousands)
Property rentals revenue	$404,826	$108,989	$(368)	$513,447
Other property revenue	25,216	368	94	25,678
Total property revenue	430,042	109,357	(274)	539,125
Property expense:
Property operating	118,288	31,502	(1,709)	148,081
Real estate taxes	53,324	14,280	3,450	71,054
Total property expense	171,612	45,782	1,741	219,135
Consolidated NOI	$258,430	$63,575	$(2,015)	$319,990

	Year Ended December 31, 2017
	Commercial	Multifamily	Other		Total
	(In thousands)
Property rentals revenue	$361,121	$91,294	$(874)		$451,541
Other property revenue	22,776	275	18		23,069
Total property revenue	383,897	91,569	(856)		474,610
Property expense:				—
Property operating	97,701	24,623	(3,488)		118,836
Real estate taxes	50,546	11,030	4,858		66,434
Total property expense	148,247	35,653	1,370		185,270
Consolidated NOI	$235,650	$55,916	$(2,226)		$289,340

The following is a summary of certain balance sheet data by segment:

	Commercial	Multifamily	Other	Total
December 31, 2019	(In thousands)
Real estate, at cost	$3,415,294	$1,998,297	$361,928	$5,775,519
Investments in unconsolidated real estate ventures	396,199	107,882	38,945	543,026
Total assets (1)	3,361,122	1,682,872	942,257	5,986,251
December 31, 2018
Real estate, at cost	$3,634,472	$1,656,974	$501,288	$5,792,734
Investments in unconsolidated real estate ventures	177,173	109,232	36,473	322,878
Total assets (1)	3,707,255	1,528,177	761,853	5,997,285
__________________________

(1)	Includes assets held for sale. See Note 4 for additional information.

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
Construction Commitments
As of December 31, 2019, we have construction in progress that will require an additional $196.9 million to complete ($160.1 million related to our consolidated entities and $36.8 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, issuance and sale of equity securities and available cash.
Environmental Matters
Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities total $17.9 million as of both December 31, 2019 and 2018, and primarily relate to a liability to remediate pre-existing environmental matters at Potomac Yard Land Bay H, which was acquired in December 2018.

Other
There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (1) guarantee portions of the principal, interest and other amounts in connection with borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings or (3) provide guarantees to lenders and other third parties for the completion of development projects. We customarily have agreements with our outside venture partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. At times, we also have agreements with certain of our outside venture partners whereby we agree to either indemnify the partners and/or the associated ventures with respect to certain contingent liabilities associated with operating assets or to reimburse our partner for its share of any payments made by them under certain guarantees. Guarantees (excluding environmental) customarily terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. Amounts that we may be required to pay in future periods in relation to guarantees associated with budget overruns or operating losses are not estimable.
We also may guarantee portions of the principal, interest and other amounts in connection with the borrowings of our consolidated entities. As of December 31, 2019, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.
As of December 31, 2019, we have additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $57.7 million. As of December 31, 2019, we had no principal payment guarantees related to our unconsolidated real estate ventures.
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
In connection with the Formation Transaction, we entered into an agreement with Vornado under which Vornado provided operational support for a period that ended July 18, 2019. These services included information technology, financial reporting and payroll services. The charges for these services were based on an hourly or per transaction fee arrangement including reimbursement for overhead and out-of-pocket expenses totaling $3.6 million and $2.2 million for the years ended December 31, 2018 and 2017. Charges for these services for 2019 were de minimis.
Pursuant to agreements, we are providing Vornado with leasing and property management services for certain of its assets that were not part of the Separation. The total revenue related to these services was $2.0 million, $2.1 million and $779,000 for each of the three years in the period ended December 31, 2019.
We have agreements with Building Maintenance Services ("BMS"), a wholly owned subsidiary of Vornado, to supervise cleaning, engineering and security services at our properties. We paid BMS $21.8 million, $20.9 million and $13.6 million for each of the three years in the period ended December 31, 2019, which are included in "Property operating expenses" in our statements of operations.
In connection with the Formation Transaction, we have a Tax Matters Agreement with Vornado. See Note 19 for additional information.
Certain centralized corporate costs borne by Vornado for management and other services including, but not limited to, accounting, reporting, legal, tax, information technology and human resources have been allocated to the assets in our financial statements based on either actual costs incurred or a proportion of costs estimated to be applicable to the Vornado Included Assets based on key metrics including total revenue. The total amounts allocated for the year ended December 31, 2017 were $13.0 million. These allocated amounts are included as a component of "General and administrative expense: Corporate and other" expenses in our statement of operations and do not necessarily reflect what actual costs would have been if the Vornado Included Assets were a separate standalone public company.

In August 2014, we completed a $185.0 million financing of the Universal Buildings, a 687,000 square foot office complex located in Washington, D.C. In connection with this financing, pursuant to a note agreement dated August 12, 2014, we used a portion of the financing proceeds and made an $86.0 million loan to Vornado at LIBOR plus 2.90% due August 2019. At the Separation, Vornado repaid the outstanding balance of the loan and related accrued interest. We recognized interest income of $1.8 million for the year ended December 31, 2017.
In connection with the development of The Bartlett, prior to the Separation, we entered into various note agreements with Vornado whereby we could borrow up to a maximum of $170.0 million. Vornado contributed these note agreements along with accrued and unpaid interest to JBG SMITH at the Separation. We incurred interest expense of $4.1 million for the year ended December 31, 2017.
In June 2016, the $115.0 million mortgage payable (including $608,000 of accrued interest) secured by the Bowen Building, a 231,000 square foot office building located in Washington, D.C., was repaid with the proceeds of a $115.6 million draw on our former parent's revolving credit facility. We repaid our former parent with amounts drawn under our revolving credit facility at the Combination. We incurred interest expense related to the mortgage payable of $1.3 million for the year ended December 31, 2017.
We had a consulting agreement with Mitchell Schear, a member of our Board of Trustees and formerly the president of Vornado’s Washington, D.C. segment. The consulting agreement expired on December 31, 2017 and provided for the payment of consulting fees and expenses at the rate of $169,400 per month for the 24 months following the Separation, including after the expiration of the consulting agreement. The amount due under this consulting agreement of $4.1 million was expensed in connection with the Combination. Additionally, in March 2017, Vornado amended Mr. Schear’s employment agreement to provide for the payment of severance, bonus and post-employment services. A total of $16.4 million was expensed in connection with the Separation for the year ended December 31, 2017.
Transactions with the JBG Legacy Funds and the Washington Housing Initiative ("WHI")
Our third-party asset management and real estate services business provides fee-based real estate services to third parties, the JBG Legacy Funds and the WHI. We provide services for the benefit of the JBG Legacy Funds that own interests in the assets retained by the JBG Legacy Funds. In connection with the contribution of the JBG Assets to us, the general partner and managing member interests in the JBG Legacy Funds that were held by certain former JBG executives (and who became members of our management team and/or Board of Trustees) were not transferred to us and remain under the control of these individuals. In addition, certain members of our senior management and Board of Trustees have an ownership interest in the JBG Legacy Funds and own carried interests in each fund and in certain of our real estate ventures that entitle them to receive cash payments if the fund or real estate venture achieves certain return thresholds.
The WHI was launched by us and the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. To date, the WHI Impact Pool ("Impact Pool") completed closings of capital commitments totaling $104.8 million, which included a commitment from us of $10.2 million. We are the manager for the Impact Pool, which is the social impact investment vehicle of the WHI.
The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds and the Impact Pool was $36.5 million, $33.8 million and $19.9 million for each of the three years in the period ended December 31, 2019. As of December 31, 2019 and 2018, we had receivables from the JBG Legacy Funds and the Impact Pool totaling $6.2 million and $3.6 million for such services.
We rented our corporate offices from an unconsolidated real estate venture and made payments totaling $5.0 million, $4.9 million and $2.2 million for each of the three years in the period ended December 31, 2019. In November 2019, we relocated our corporate headquarters. See Note 17 for additional information.

21.     Quarterly Financial Data (unaudited)

2019	First Quarter (1)	Second Quarter	Third Quarter (2)	Fourth Quarter (3)
	(In thousands, except per share data)
Total revenue	$155,199	$160,617	$167,077	$164,877
Net income (loss)	28,248	(3,328)	10,532	38,692
Net income (loss) attributable to common shareholders	24,861	(3,040)	9,360	34,390
Earnings (loss) per share:
Basic	0.20	(0.03)	0.06	0.25
Diluted	0.20	(0.03)	0.06	0.25
_______________

(1)	During the first quarter of 2019, we recognized a gain on the sale of real estate of $39.0 million from the sale of Commerce Executive/Commerce Metro Land.

(2)	During the third quarter of 2019, we recognized a gain on the sale of real estate of $8.1 million from the sale of 1600 K Street.

(3)
During the fourth quarter of 2019, we recognized an aggregate gain on the sale of real estate of $57.9 million, from the sale of Vienna Retail, and the partial sale and remeasurement of our remaining interest subsequent to the transfer of control in the real estate venture that owns Central Place Tower. Additionally, during the fourth quarter of 2019, we incurred an impairment charge of $10.2 million and certain additional expenses related to the relocation of our corporate headquarters.

2018	First Quarter	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (3)
	(In thousands, except per share data)
Total revenue	$163,037	$159,447	$158,443	$163,255
Net income (loss)	(4,786)	24,023	26,382	994
Net income (loss) attributable to common shareholders	(4,190)	20,574	22,830	710
Earnings (loss) per share:
Basic	(0.04)	0.17	0.19	(0.01)
Diluted	(0.04)	0.17	0.19	(0.01)
____________

(1)
During the second quarter of 2018, we recognized an aggregate gain on the sale of real estate of $33.4 million from the sale of Summit I and II and the Bowen Building, a reduction to the gain on bargain purchase of $7.6 million related to the final adjustments to the fair value of certain asset acquired and liabilities assumed in the Formation Transaction and a loss on the extinguishment of debt of $4.5 million.

(2)
During the third quarter of 2018, we recognized a gain of $15.5 million related to the sale of our interest in a real estate venture that owned the Investment Building and a gain on the sale of real estate of $11.9 million from the sale of Executive Tower.

(3)
During the fourth quarter of 2018, we recognized a gain of $20.6 million from the sale of The Warner by our unconsolidated real estate venture with CPPIB, transaction and other costs of $15.6 million related to expenses incurred in connection with the Formation Transaction (including transition services provided by our former parent, integration costs, and severance costs), costs related to the pursuit of Amazon's additional headquarter, and costs related to other completed, potential and pursued transactions, and an aggregate gain on the sale of real estate of $6.4 million, from the sale of 1233 20th Street and the out-of-service portion of Falkland Chase - North.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019, our disclosure controls and procedures were effective.
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

As of December 31, 2019, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited our financial statements and has issued a report on the effectiveness of our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of JBG SMITH Properties

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of JBG SMITH Properties and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 25, 2020, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
McLean, Virginia
February 25, 2020

ITEM 9B. OTHER INFORMATION
MATERIAL U.S. FEDERAL INCOME TAX CONSEQUENCES
The following discussion summarizes our taxation and the material U.S. federal income tax consequences to holders of our common shares, preferred shares and depositary shares (together with common shares and preferred shares, the "shares") as well as our warrants and rights (together with the shares, the "securities") and is provided for general information only. This is not tax advice. The tax treatment of our shareholders will vary depending upon the holder’s particular situation, and this discussion does not deal with all aspects of taxation that may be relevant to particular shareholders in light of their personal investment or tax circumstances. This section also does not deal with all aspects of taxation that may be relevant to certain types of shareholders to which special provisions of the U.S. federal income tax laws apply, including:

•	dealers in securities or currencies;

•	traders in securities that elect to use a mark-to-market method of accounting for their securities holdings;

•	banks;

•	life insurance companies;

•	tax-exempt organizations;

•	certain insurance companies;

•	persons liable for the alternative minimum tax;

•	persons that hold shares that are a hedge, that are hedged against interest rate or currency risks or that are part of a straddle or conversion transaction;

•	persons that purchase or sell shares as part of a wash sale for tax purposes;

•	persons who do not hold our shares as capital assets; and

•	U.S. shareholders whose functional currency is not the U.S. dollar.

This summary is based on the Internal Revenue Code of 1986 (the "Code"), its legislative history, existing and proposed regulations under the Code, published rulings and court decisions. This summary describes the provisions of these sources of law only as they are currently in effect. All of these sources of law may change at any time, and any change in the law may apply retroactively.

If a partnership holds our shares, the U.S. federal income tax treatment of a partner generally depends on the status of the partner and the tax treatment of the partnership. A partner in a partnership holding our shares should consult its tax advisor with regard to the U.S. federal income tax treatment of an investment in our shares.

We urge you to consult with your tax advisors regarding the federal, state, local and foreign tax consequences to you of acquiring, owning and selling our shares, in light of your particular circumstances.

Tax Reform Legislation Enacted December 22, 2017

On December 22, 2017, the U.S. President signed into law H.R. 1. This legislation makes changes, some of which are only temporary, to the U.S. federal income tax laws that significantly impact the taxation of individuals, corporations (both regular C corporations as well as corporations that have elected to be taxed as real estate investment trusts, or REITs), and the taxation of taxpayers with foreign assets and operations. These changes generally are effective for taxable years beginning after December 31, 2017. A number of the changes that reduce the tax rates applicable to noncorporate taxpayers (including a deduction under Section 199A of the Code equal to 20% of "qualified" REIT dividends received that reduces the effective rate of regular income tax on such dividends) and limit the ability of such taxpayers to claim certain deductions, will expire for taxable years beginning after December 31, 2025 unless Congress acts to extend them.

These changes impact us and holders of our shares in various ways, some of which are adverse compared to prior law, and this summary discusses these changes where material. There are numerous interpretive issues and ambiguities that require guidance and that are not clearly addressed in the Conference Report that accompanied H.R. 1 or the General Explanation released by the Joint Committee on Taxation. Technical corrections to the legislation are needed to clarify certain of the provisions and to give proper effect to congressional intent. There can be no assurance, however, that the technical clarifications or other legislative changes that may be needed to prevent unintended or unforeseen tax consequences will be enacted by Congress any time soon. Taxpayers should consult with their tax advisors regarding the effect of H.R. 1 on their particular circumstances (including the impact of other changes enacted as part of H.R. 1 that do not directly relate to an investment in a REIT and that are not discussed herein).

Tax Consequences of Exercising the OP Unit Redemption Right

If you are a holder of common limited partnership units ("OP Units"), other than a holder to which special provisions of the U.S. federal income tax laws apply, as enumerated above, and you exercise your redemption right under the JBG SMITH LP partnership agreement, it is possible that we will elect to exercise our right to acquire some or all of such OP Units in exchange for cash or our common shares. However, we are under no obligation to exercise this right. If we do elect to acquire your OP Units in exchange for cash or our common shares, the transaction will be treated as a fully taxable sale. Your amount realized, taxable gain and the tax consequences of that gain are described under "- Disposition of OP Units" below. If we do not elect to acquire some or all of your OP Units in exchange for our common shares, JBG SMITH LP is required to redeem those OP Units for cash. Your amount realized, taxable gain and the tax consequences of that gain are described under "- Redemption of OP Units" below. See "-Other Tax Consequences-State and Local Taxes" for a discussion of state tax consequences that would apply to you on exercise of your redemption right.

Redemption of OP Units

If JBG SMITH LP redeems OP Units for cash contributed by us in order to effect the redemption, the redemption likely will be treated as a sale of the OP Units to us in a fully taxable transaction, with your taxable gain and the tax consequences of that gain determined as described under "- Disposition of OP Units" below.

If your OP Units are redeemed for cash that is not contributed by us to effect the redemption, your tax treatment will depend upon whether or not the redemption results in a disposition of all of your OP Units. If all of your OP Units are redeemed, your taxable gain and the tax consequences of that gain will be determined as described under "- Disposition of OP Units" below. However, if less than all of your OP Units are redeemed, you will not be allowed to recognize loss on the redemption and may recognize taxable gain only if and to the extent that your amount realized, calculated as described below, on the redemption exceeds your adjusted tax basis in all of your OP Units immediately before the redemption.

Disposition of OP Units

If OP Units are sold, exchanged, or otherwise subject to disposition (including through the exercise of the OP Unit redemption right in a manner that is treated as a sale, as discussed above in "-Redemption of OP Units"), gain or loss from the disposition will be based on the difference between the amount realized on the disposition and the adjusted tax basis of the OP Units. The amount realized on the disposition of OP Units generally will equal the sum of: any cash received, the fair market value of any other property (including the fair market value of any of our common shares received pursuant to the redemption) received, and the amount of liabilities of JBGS SMITH LP allocated to the OP Units.

You will recognize gain on the disposition of OP Units to the extent that this amount realized exceeds your adjusted tax basis in the OP Units. Because the amount realized includes any amount attributable to the relief from liabilities of JBG SMITH LP attributable to the OP Units, you could have taxable income, or perhaps even a tax liability, in excess of the amount of cash and value of the property received upon the disposition of the OP Units.

Generally, gain recognized on the disposition of OP Units will be capital gain. However, any portion of your amount realized that is attributable to "unrealized receivables" of JBG SMITH LP (as defined in Section 751 of the Code) will give rise to ordinary income. The amount of ordinary income recognized would be equal to the amount by which your share of "unrealized receivables" of JBG SMITH LP exceeds the portion of your adjusted tax basis that is attributable to those assets. Unrealized receivables include, to the extent not previously included in JBG SMITH LP’s income, your allocable share of any rights held by JBG SMITH LP to payment for services rendered or to be rendered. Unrealized receivables also include amounts that would be subject to recapture as ordinary income if JBG SMITH LP were to sell its assets at their fair market value at the time of the sale of OP Units. In addition, a portion of the capital gain recognized on a sale or other disposition of OP Units may be subject to tax at a maximum rate of 25% to the extent attributable to accumulated depreciation on our "section 1250 property," or depreciable real property.

Taxation of JBG SMITH as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year that ended December 31, 2017. We believe that we are organized and operate in such a manner as to qualify for taxation as a REIT under the applicable provisions of the Code. We conduct our business as an umbrella partnership REIT, pursuant to which substantially all of our assets are held by our operating partnership, JBG SMITH LP. We are the sole general partner of JBG SMITH LP and we own approximately 89.9% of its outstanding OP Units. JBG SMITH LP owns, directly or indirectly, majority interests in several subsidiary REITs and minority interests in certain other subsidiary REITs through its interests in certain joint ventures. Our subsidiary REITs are subject to the same REIT qualification requirements and other limitations described herein that apply to us (and in certain cases, are subject to more stringent REIT qualification requirements).

When we offer our shares, we will request an opinion of Hogan Lovells US LLP, our REIT tax counsel, to the effect that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT, effective for each of our taxable years ended December 31, 2017, through and including our immediately preceding calendar year, and that our current organization and current and intended method of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the Code for the taxable year in which the offering occurs and thereafter.

It must be emphasized that such opinion of Hogan Lovells US LLP, described in the preceding paragraph, regarding our status as a REIT, will rely, without independent investigation or verification, on various assumptions relating to our organization and operation and on prior opinions provided by Sullivan & Cromwell LLP and Hogan Lovells US LLP, as described below under "Failure to Qualify as a REIT," as to the qualification and taxation of Vornado, each REIT that was contributed by VRLP to JBG SMITH LP and each REIT that was contributed to JBG SMITH LP by JBG, as a REIT, and will be conditioned upon fact-based representations and covenants made by our management regarding our organization, assets and income, and the present and future conduct of our business operations. While we intend to continue to operate so that we continue to qualify to be taxed as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Hogan Lovells US LLP or by us that we will qualify to be taxed as a REIT for any particular year. Any such opinion will be expressed as of the date issued. In connection with such opinion, Hogan Lovells US LLP will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. You should be aware that opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not challenge the conclusions set forth in any such opinion. Hogan Lovells US LLP’s opinion would not foreclose the possibility that we may have to utilize one or more of the REIT savings provisions discussed below, which could require us to pay an excise or penalty tax (which could be significant in amount) in order to maintain our REIT qualification.

Our qualification and taxation as a REIT depend on our ability to meet, on a continuing basis, through actual operating results, distribution levels and diversity of share ownership, various qualification requirements imposed upon REITs by the Code, the compliance with which will not be monitored by Hogan Lovells US LLP. Our ability to qualify to be taxed as a REIT also requires that we satisfy certain tests, some of which depend upon the fair market values of assets that we own directly or indirectly. Such values may not be susceptible to a precise determination. Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT.

As noted above, we have elected, and believe we have been organized and have operated in such a manner as to qualify, to be taxed as a REIT for U.S. federal income tax purposes, from and after our taxable year that ended December 31, 2017. The material qualification requirements are summarized below under "-Requirements for Qualification." While we believe that we operate so that we qualify to be taxed as a REIT, no assurance can be given that the IRS will not challenge our qualification, or that we will be able to operate in accordance with the REIT requirements in the future. Please refer to "-Failure to Qualify as a REIT." The discussion in this section "-Taxation of JBG SMITH as a REIT" assumes that we will qualify as a REIT.

As a REIT, we generally do not have to pay federal corporate income taxes on our net income that we currently distribute to our shareholders. This treatment substantially eliminates the "double taxation" at the corporate and shareholder levels that generally results from investment in a regular corporation. Our dividends typically are not be eligible for (i) the reduced rates of tax applicable to dividends received by noncorporate shareholders, except in limited circumstances, and (ii) the corporate dividends received deduction. However, for taxable years beginning after December 31, 2017 and before January 1, 2026, U.S. shareholders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations. Our capital gain dividends and qualified dividend income are subject to a maximum 23.8% rate (which rate takes into account the maximum capital gain rate of 20% and the 3.8% Medicare tax on net investment income, described below under "-Net Investment Income Tax"). See "-Taxation of U.S. Shareholders-Taxation of Taxable U.S. Shareholders-Taxation of Dividends."

Any net operating losses, foreign tax credits and other tax attributes generated or incurred by us generally do not pass through to our shareholders, subject to special rules for certain items such as the capital gain that we recognize. See "-Taxation of U.S. Shareholders-Taxation of Taxable U.S. Shareholders-Taxation of Dividends."

Although we generally do not pay federal corporate income tax on our net income that we currently distribute to our shareholders, we will have to pay U.S. federal income tax as follows:

•	First, we will have to pay tax at regular corporate rates on any undistributed real estate investment trust taxable income, including undistributed net capital gains.

•
Second, if we elect to treat property that we acquire in connection with certain leasehold terminations or a foreclosure of a mortgage loan as "foreclosure property," we may thereby avoid (i) the 100% prohibited transactions tax on gain from a resale of that property (if the sale otherwise would constitute a prohibited transaction); and (ii) the inclusion of any income from such property as non-qualifying income for purposes of the REIT gross income tests discussed below. Income from the sale or operation of the property may be subject to U.S. federal corporate income tax at the highest applicable rate (currently 21%).

•
Third, if we have net income from "prohibited transactions," as defined in the Code, we will have to pay a 100% tax on that income. Prohibited transactions are, in general, certain sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business.

•
Fourth, if we should fail to satisfy the 75% gross income test or the 95% gross income test, as discussed below under "-Requirements for Qualification-Income Tests," but have nonetheless maintained our qualification as a REIT because we have satisfied some other requirements, we will have to pay a 100% tax on an amount equal to (a) the gross income attributable to the greater of (i) 75% of our gross income over the amount of gross income that is qualifying income for purposes of the 75% test, and (ii) 95% of our gross income over the amount of gross income that is qualifying income for purposes of the 95% test, multiplied by (b) a fraction intended to reflect our profitability.

•
Fifth, if we should fail to distribute during each calendar year at least the sum of (1) 85% of our real estate investment trust ordinary income for that year, (2) 95% of our real estate investment trust capital gain net income for that year and (3) any undistributed taxable income from prior periods, we would have to pay a 4% excise tax on the excess of that required distribution over the sum of the amounts actually distributed and retained amounts on which income tax is paid at the corporate level.

•
Sixth, if we acquire any asset from a C corporation in certain transactions in which we must adopt the basis of the asset or any other property in the hands of the C corporation as the basis of the asset in our hands, and we recognize gain on the disposition of that asset during the five-year period beginning on the date on which we acquired that asset, then we will have to pay tax on the built-in gain at the highest regular corporate rate. A C corporation means generally a corporation that has to pay full corporate-level tax.

•
Seventh, if we derive "excess inclusion income" from a residual interest in a real estate mortgage investment conduit, or "REMIC," or certain interests in a taxable mortgage pool, or "TMP," we could be subject to corporate level federal income tax at a 21% rate to the extent that such income is allocable to certain types of tax-exempt shareholders that are not subject to unrelated business income tax, such as government entities.

•
Eighth, if we receive non-arm’s-length income from a "taxable REIT subsidiary" (as defined under "-Requirements for Qualification-Asset Tests"), or as a result of services provided by a taxable REIT subsidiary to our tenants or to us, we will be subject to a 100% tax on the amount of our non-arm’s-length income.

•
Ninth, if we fail to satisfy a REIT asset test, as described below, due to reasonable cause and we nonetheless maintain our REIT qualification because of specified cure provisions, we will generally be required to pay a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail such test.

•
Tenth, if we fail to satisfy any provision of the Code that would result in our failure to qualify as a REIT (other than a violation of the REIT gross income tests or a violation of the asset tests described below) and the violation is due to reasonable cause, we may retain our REIT qualification but will be required to pay a penalty of $50,000 for each such failure.

•	Eleventh, we have a number of taxable REIT subsidiaries, the net income of which will be subject to U.S. federal, state and local corporate income tax.

Notwithstanding our qualification as a REIT, we and our subsidiaries may be subject to a variety of taxes, including payroll taxes, property and other taxes on our assets, operations and net worth. We also could be subject to tax in other situations and on transactions not presently contemplated.

Requirements for Qualification

The Code defines a REIT as a corporation, trust or association:

•	which is managed by one or more directors or trustees;

•	the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest;

•	that would otherwise be taxable as a domestic corporation, but for Sections 856 through 859 of the Code;

•	that is neither a financial institution nor an insurance company to which certain provisions of the Code apply;

•	the beneficial ownership of which is held by 100 or more persons (except with respect to the first taxable year for which an election to be taxed as a REIT is made);

•
during the last half of each taxable year, not more than 50% in value of the outstanding shares of which is owned, directly or constructively, by five or fewer individuals, as defined in the Code to include certain entities (the "not closely held requirement") (except with respect to the first taxable year for which an election to be taxed as a REIT is made); and

•	that meets certain other tests, including tests described below regarding the nature of its income and assets.

The Code provides that the conditions described in the first through fourth bullet points above must be met during the entire taxable year and that the condition described in the fifth bullet point above must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. We satisfy the conditions described in the first through sixth bullet points of the preceding paragraph. Our declaration of trust provides for restrictions regarding the ownership and transfer of our shares of beneficial interest, which restrictions are intended to assist us in continuing to satisfy the share ownership requirements described in the fifth and sixth bullet points of the preceding paragraph. The ownership and transfer restrictions pertaining to our common shares are described in this prospectus under the heading "Description of Shares of Beneficial Interest-Common Shares-Restrictions on Ownership of Common Shares."

Ownership of Subsidiary Entities

Ownership of Partnerships, Limited Liability Companies and Qualified REIT Subsidiaries

If we are a partner in an entity that is treated as a partnership for U.S. federal income tax purposes, Treasury regulations under Section 856 of the Code provide that we will be deemed to own our proportionate share of the assets of the partnership and will be deemed to be entitled to the income of the partnership attributable to that share. In addition, the character of the assets and gross income of the partnership will retain the same character in our hands for purposes of Section 856 of the Code, including for purposes of satisfying the gross income tests and the asset tests. As the sole general partner of our operating partnership, JBG SMITH LP, we have direct control over it and indirect control over the subsidiaries in which JBG SMITH LP or a subsidiary has a controlling interest. We currently intend to operate these entities in a manner consistent with the requirements for our qualification as a REIT. If we are or become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action that could cause us to fail a gross income or asset test, and that we would not become aware of such action in time for us to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to qualify as a REIT unless we were entitled to relief as described below in "-Failure to Qualify as a REIT." In addition, actions taken by partnerships in which we own an interest can affect the determination of whether we have net income from prohibited transactions. See the fourth bullet in the list under "-Taxation of JBG SMITH as a REIT" for a brief description of prohibited transactions.

Under the Bipartisan Budget Act of 2015, liability is imposed on a partnership (rather than its partners) for adjustments to reported partnership taxable income resulting from audits or other tax proceedings. The liability can include an imputed underpayment of tax, calculated by using the highest marginal U.S. federal income tax rate, as well as interest and penalties on such imputed underpayment of tax. Using certain rules, partnerships may be able to transfer these liabilities to their partners. In the event any adjustments are imposed by the IRS on the taxable income reported by JBG SMITH LP or any of our other subsidiary partnerships, we intend to utilize the audit rules to the extent possible to allow us to transfer any liability with respect to such adjustments to the partners of JBG SMITH LP or the partners of any other subsidiary partnership who should properly bear such liability. However, there is no assurance that we will qualify under those rules or that we will have the authority to use those rules under the operating agreements for certain of our subsidiary partnerships.

If we own a corporate subsidiary that is a "qualified REIT subsidiary," or QRS, the QRS generally is disregarded for U.S. federal income tax purposes, and its assets, liabilities and items of income, deduction and credit are treated as assets, liabilities and items of income, deduction and credit of ours, including for purposes of the gross income and asset tests that apply to us as a REIT. A QRS is any corporation other than a taxable REIT subsidiary that is wholly owned by us. Other entities that are wholly owned by us, including single member limited liability companies that have not elected to be taxed as corporations for U.S. federal income tax purposes, also generally are disregarded as separate entities for U.S. federal income tax purposes, including for purposes of the REIT income and asset tests. Disregarded subsidiaries, along with any partnerships in which we hold an equity interest, are sometimes referred to herein as "pass-through subsidiaries."

If a disregarded subsidiary ceases to be wholly owned by us (for example, if any equity interest in the subsidiary is acquired by a person other than us or another disregarded subsidiary of ours), the subsidiary’s separate existence no longer would be disregarded for U.S. federal income tax purposes. Instead, the subsidiary would have multiple owners and would be treated either as a partnership or a taxable corporation. Such an event could, depending on the circumstances, adversely affect our ability to satisfy the various asset and gross income requirements applicable to REITs, including the requirement that REITs generally may not own, directly or indirectly, more than 10% of the securities of another corporation unless it is a taxable REIT subsidiary, a QRS or another REIT. See "-Income Tests" and "-Asset Tests."

Ownership of Subsidiary REITs

JBG SMITH LP owns, directly or indirectly, majority interests in several subsidiary REITs and minority interests in certain other subsidiary REITs through our interests in certain joint ventures. We believe that these subsidiary REITs are organized and operate in a manner that permits them to qualify for taxation as a REIT for U.S. federal income tax purposes. However, if any of these subsidiary REITs were to fail to qualify as a REIT, then (i) the subsidiary REIT would become subject to regular U.S. corporate income tax, as described herein, see "-Failure to Qualify as a REIT" below, and (ii) our equity interest in such subsidiary REIT would cease to be a qualifying real estate asset for purposes of the 75% asset test and could become subject to the 5% asset test, the 10% voting share asset test, and the 10% value asset test generally applicable to our ownership in corporations other than REITs, QRSs and taxable REIT subsidiaries. See "-Asset Tests" below. If a subsidiary REIT were to fail to qualify as a REIT and if we were not able to treat the subsidiary REIT as a taxable REIT subsidiary of ours pursuant to certain prophylactic elections we have made, it is possible that we would not meet the 10% voting share test and the 10% value test with respect to our indirect interest in such entity, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.

Taxable REIT Subsidiaries

JBG SMITH LP owns a number of taxable REIT subsidiaries. A taxable REIT subsidiary is any corporation in which a REIT directly or indirectly owns stock, provided that the REIT and that corporation make a joint election to treat that corporation as a taxable REIT subsidiary. The election can be revoked at any time as long as the REIT and the taxable REIT subsidiary revoke such election jointly. In addition, if a taxable REIT subsidiary holds, directly or indirectly, more than 35% of the securities of any other corporation other than a REIT (by vote or by value), then that other corporation is also treated as a taxable REIT subsidiary. A corporation can be a taxable REIT subsidiary with respect to more than one REIT.

A taxable REIT subsidiary is subject to U.S. federal income tax at regular corporate rates (currently a maximum rate of 21%), and may also be subject to state and local taxation. Any dividends paid or deemed paid by any one of our taxable REIT subsidiaries will also be taxable, either (1) to us to the extent the dividend is retained by us, or (2) to our shareholders to the extent the dividends received from the taxable REIT subsidiary are paid to our shareholders. We may hold more than 10% of the stock of a taxable REIT subsidiary without jeopardizing our qualification as a REIT notwithstanding the rule described below under "-Asset Tests" that generally precludes ownership of more than 10% of any issuer’s securities. However, as noted below, for us to qualify as a REIT, the securities of all the taxable REIT subsidiaries in which we have invested either directly or indirectly may not represent more than 20% of the total value of our assets. Other than certain activities related to operating or managing a lodging or health care facility, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of the parent REIT.

Income Tests

To maintain our qualification as a REIT, we annually must satisfy two gross income requirements.

•
 First, we must derive at least 75% of our gross income, excluding gross income from prohibited transactions, for each taxable year directly or indirectly from investments relating to real property, mortgages on real property or investments in REIT equity securities, including "rents from real property," as defined in the Code, or from certain types of temporary investments. Rents from real property generally include our expenses that are paid or reimbursed by tenants.

•
Second, at least 95% of our gross income, excluding gross income from prohibited transactions, for each taxable year must be derived from real property investments as described in the preceding bullet point, dividends, interest and gain from the sale or disposition of stock or securities, or from any combination of these types of sources.

Rents that we receive will qualify as rents from real property in satisfying the gross income requirements for a REIT described above only if the rents satisfy several conditions.

•
 First, the amount of rent must not be based in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from rents from real property solely because it is based on a fixed percentage or percentages of receipts or sales.

•
Second, the Code provides that rents received from a tenant will not qualify as rents from real property in satisfying the gross income tests if the REIT, directly or under the applicable attribution rules, owns a 10% or greater interest in that tenant; except that rents received from a taxable REIT subsidiary under certain circumstances qualify as rents from real property even if we own more than a 10% interest in the subsidiary. We refer to a tenant in which we own a 10% or greater interest as a "related party tenant."

•
Third, if rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to the personal property will not qualify as rents from real property.

•
Finally, for rents received to qualify as rents from real property, the REIT generally must not operate or manage the property or furnish or render services to the tenants of the property, other than through an independent contractor from whom the REIT derives no revenue or through a taxable REIT subsidiary. However, we may directly perform certain services that landlords usually or customarily render when renting space for occupancy only or that are not considered rendered to the occupant of the property.

We expect that we will not derive material rents from related party tenants. We also expect that we will not derive material rental income attributable to personal property, except where the personal property is leased in connection with the lease of real property and the amount of which is less than 15% of the total rent received under the lease.

We directly perform services for some of our tenants. We do not believe that the provision of these services will cause our gross income attributable to these tenants to fail to be treated as rents from real property. If we were to provide directly services to a tenant that are other than those that landlords usually or customarily provide when renting space for occupancy only, amounts received or accrued by us for any of these services will not be treated as rents from real property for purposes of the REIT gross income tests. However, the amounts received or accrued for these services will not cause other amounts received with respect to the property to fail to be treated as rents from real property unless the amounts treated as received in respect of the services, together with amounts received for certain management services, exceed 1% of all amounts received or accrued by us during the taxable year with respect to the property. If the sum of the amounts received in respect of the services to tenants and management services described in the preceding sentence exceeds the 1% threshold, then all amounts received or accrued by us with respect to the property will not qualify as rents from real property, even if we only provide the impermissible services to some, but not all, of the tenants of the property.

The term "interest" generally does not include any amount received or accrued, directly or indirectly, if the determination of that amount depends in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from the term "interest" solely because it is based on a fixed percentage or percentages of receipts or sales.

From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items, and futures and forward contracts. Except to the extent provided by Treasury regulations, any income we derive from a hedging transaction that is clearly identified as such as specified in the Code, including gain from the sale or disposition of such a transaction, will not constitute gross income for purposes of the 75% or 95% gross income tests, and therefore will be excluded for purposes of these tests, but only to the extent that the transaction hedges indebtedness incurred or to be incurred by us to acquire or carry real estate. The term "hedging transaction," as used above, generally means any transaction we enter into in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, by us. "Hedging transaction" also includes any transaction entered into primarily to manage the risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income test (or any property which generates such income or gain), including gain from the termination of such a transaction. Gross income also excludes income from clearly identified hedging transactions that are entered into with respect to previously acquired hedging transactions that a REIT entered into to manage interest rate or currency fluctuation risks when the previously hedged indebtedness is extinguished or property is disposed of. We intend to structure any hedging transactions in a manner that does not jeopardize our status as a REIT.

Interest income and gain from the sale of a debt instrument not secured by real property or an interest in real property, including "nonqualified" debt instruments issued by a "publicly offered REIT," are not treated as qualifying income for purposes of the 75% gross income test (even though such instruments are treated as "real estate assets," as discussed below) but are treated as qualifying income for purposes of the 95% gross income test. A "publicly offered REIT" means a REIT that is required to file annual and periodic reports with the SEC under the Securities Exchange Act of 1934.

As a general matter, certain foreign currency gains will be excluded from gross income for purposes of one or both of the gross income tests, as follows.

"Real estate foreign exchange gain" will be excluded from gross income for purposes of both the 75% and 95% gross income test. Real estate foreign exchange gain generally includes foreign currency gain attributable to any item of income or gain that is qualifying income for purposes of the 75% gross income test, foreign currency gain attributable to the acquisition or ownership of (or becoming or being the obligor under) obligations secured by mortgages on real property or on interests in real property and certain foreign currency gain attributable to certain qualified business units of a REIT.

"Passive foreign exchange gain" will be excluded from gross income for purposes of the 95% gross income test. Passive foreign exchange gain generally includes real estate foreign exchange gain as described above, and also includes foreign currency gain attributable to any item of income or gain that is qualifying income for purposes of the 95% gross income test and foreign currency gain attributable to the acquisition or ownership of (or becoming or being the obligor under) obligations that would not fall within the scope of the definition of real estate foreign exchange gain.

If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for that year if we satisfy the requirements of other provisions of the Code that allow relief from disqualification as a REIT. These relief provisions will generally be available if:

•	Our failure to meet the income tests was due to reasonable cause and not due to willful neglect; and

•	We file a schedule of each item of income in excess of the limitations described above in accordance with regulations to be prescribed by the IRS.

We might not be entitled to the benefit of these relief provisions, however, and, even if these relief provisions apply, we would have to pay a tax on the excess income. The tax will be a 100% tax on an amount equal to (a) the gross income attributable to the greater of (i) 75% of our gross income over the amount of gross income that is qualifying income for purposes of the 75% test, and (ii) 95% of our gross income over the amount of gross income that is qualifying income for purposes of the 95% test, multiplied by (b) a fraction intended to reflect our profitability.

Asset Tests

At the close of each quarter of our taxable year, we must also satisfy four tests relating to the nature of our assets.

•
First, at least 75% of the value of our total assets must be represented by real estate assets, including (a) real estate assets held by our qualified REIT subsidiaries, our allocable share of real estate assets held by partnerships in which we own an interest and stock issued by another REIT, (b) for a period of one year from the date of our receipt of proceeds of an offering of our shares of beneficial interest or publicly offered debt with a term of at least five years, stock or debt instruments purchased with these proceeds, (c) cash, cash items and government securities, and (d) certain debt instruments of "publicly offered REITs" (as defined above), interests in real property or interests in mortgages on real property (including a mortgage secured by both real property and personal property, provided that the fair market value of the personal property does not exceed 15% of the total fair market value of all property securing such mortgage), and personal property to the extent that rents attributable to the property are treated as rents from real property under the applicable Code section.

•
Second, not more than 25% of our total assets may be represented by securities other than those in the 75% asset class (except that not more than 25% of the REIT’s total assets may be represented by "nonqualified" debt instruments issued by publicly offered REITs). For this purpose, a "nonqualified" debt instrument issued by a publicly offered REIT is any real estate asset that would cease to be a real estate asset if the definition of a real estate asset was applied without regard to the reference to debt instruments issued by publicly offered REITs.

•
Third, not more than 20% of our total assets may constitute securities issued by taxable REIT subsidiaries and, of the investments included in the 25% asset class, the value of any one issuer’s securities, other than equity securities issued by another REIT or securities issued by a taxable REIT subsidiary, owned by us may not exceed 5% of the value of our total assets.

•
Fourth, we may not own more than 10% of the vote or value of the outstanding securities of any one issuer, except for issuers that are REITs, qualified REIT subsidiaries or taxable REIT subsidiaries, or certain securities that qualify under a safe harbor provision of the Code (such as so-called "straight-debt" securities).

Solely for the purposes of the 10% value test described above, the determination of our interest in the assets of any partnership or limited liability company in which we own an interest will be based on our capital interest in any securities issued by the partnership or limited liability company, excluding for this purpose certain securities described in the Code.

If the IRS successfully challenges the partnership status of any of the partnerships in which we maintain a more than 10% vote or value interest, and the partnership is reclassified as a corporation or a publicly traded partnership taxable as a corporation, we could lose our REIT status. In addition, in the case of such a successful challenge, we could lose our REIT status if such recharacterization results in us otherwise failing one of the asset tests described above.

Certain relief provisions may be available to us if we fail to satisfy the asset tests described above after a 30-day cure period. Under these provisions, we will be deemed to have met the 5% and 10% REIT asset tests if the value of our nonqualifying assets (i) does not exceed the lesser of (a) 1% of the total value of our assets at the end of the applicable quarter and (b) $10,000,000, and (ii) we dispose of the nonqualifying assets within (a) six months after the last day of the quarter in which the failure to satisfy the asset tests is discovered or (b) the period of time prescribed by Treasury regulations to be issued. For violations due to reasonable cause and not willful neglect that are not described in the preceding sentence, we may avoid disqualification as a REIT under any of the asset tests, after the 30-day cure period, by taking steps including (i) the disposition of the nonqualifying assets to meet the asset test within (a) six months after the last day of the quarter in which the failure to satisfy the asset tests is discovered or (b) the period of time prescribed by Treasury regulations to be issued, (ii) paying a tax equal to the greater of (a) $50,000 or (b) the highest corporate tax rate multiplied by the net income generated by the nonqualifying assets, and (iii) disclosing certain information to the IRS.

Annual Distribution Requirements.

To qualify as a REIT, we are required to distribute, on an annual basis, dividends, other than capital gain dividends, to our shareholders in an amount at least equal to (1) the sum of (a) 90% of our "real estate investment trust taxable income," computed without regard to the dividends paid deduction and our net capital gain, and (b) 90% of the net after-tax income, if any, from foreclosure property minus (2) the sum of certain items of non-cash income.

In addition, if we acquire an asset from a C corporation in a carryover basis transaction and dispose of such asset during the five-year period beginning on the date on which we acquired that asset, we may be required to distribute at least 90% of the after-tax built-in gain, if any, recognized on the disposition of the asset.

These distributions must be paid in the taxable year to which they relate or may be paid in the following taxable year if the distributions are declared before we timely file our tax return for the year to which they relate and are paid on or before the first regular dividend payment after the declaration. A special rule applies that permits distributions that are declared in October, November or December as of a record date in such month and actually paid in January of the following year to be treated as if they were paid on December 31 of the year declared.

To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our real estate investment trust taxable income, as adjusted, we will have to pay tax on the undistributed amounts at regular ordinary and capital gain corporate tax rates. Furthermore, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for that year, (b) 95% of our capital gain net income for that year, and (c) any undistributed taxable income from prior periods, we will have to pay a 4% excise tax on the excess of the required distribution over the sum of the amounts actually distributed and retained amounts on which income tax is paid at the corporate level.

In order for distributions to be counted as satisfying the annual distribution requirement for REITs, and to provide REITs with a REIT-level dividends paid deduction, the distributions must not be "preferential dividends." A distribution is not a preferential dividend if the distribution is (1) pro rata among all outstanding shares of stock within a particular class and (2) in accordance with the preferences among different classes of stock as set forth in the REIT’s organizational documents. This requirement does not apply to publicly offered REITs, including us, with respect to distributions made in tax years beginning after 2014, continues to apply to our subsidiary REITs.

We intend to satisfy the annual distribution requirements.

The calculation of REIT taxable income includes deductions for noncash charges, such as depreciation. Accordingly, we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the distribution requirements described above. However, from time to time, we may not have sufficient cash or other liquid assets to meet these distribution requirements due to timing differences between the actual receipt of income and the actual payment of deductible expenses, and the inclusion of income and deduction of expenses for purposes of determining our annual taxable income. Further, under amendments to Section 451 of the Code made by H.R. 1, subject to certain exceptions, we must accrue income for U.S. federal income tax purposes no later than the time at which such income is taken into account in our financial statements, which could create additional differences between REIT taxable income and the receipt of cash attributable to such income. In addition, we may decide to retain our cash, rather than distribute it, to repay debt, acquire assets, or for other reasons. If these timing differences occur, we may borrow funds to pay dividends or we may pay dividends through the distribution of other property (including our shares) in order to meet the distribution requirements, while preserving our cash. Alternatively, subject to certain conditions and limitations, we may declare a taxable dividend payable in cash or shares at the election of each shareholder, where the aggregate amount of cash to be distributed with respect to such dividend may be subject to limitation. In such case, for U.S. federal income tax purposes, shareholders receiving such dividends will be required to include the full amount (both the cash and share component) of the dividend as ordinary taxable income to the extent of our current and accumulated earnings and profits.

Under certain circumstances, we may be able to rectify a failure to meet the distribution requirement for a year by paying "deficiency dividends" to shareholders in a later year, which may be included in our deduction for dividends paid for the earlier year. Thus, we may be able to avoid being taxed on amounts distributed as deficiency dividends; however, we will be required to pay interest based upon the amount of any deduction taken for deficiency dividends.

Interest Deduction Limitation Enacted by H.R. 1

With respect to our taxable years beginning after December 31, 2017, Section 163(j) of the Code, as amended by H.R. 1, limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of "adjusted taxable income," subject to certain exceptions. Any amount paid or accrued in excess of the limitation is carried forward and may be deducted in a subsequent year, again subject to the 30% limitation. Adjusted taxable income is determined without regard to certain deductions, including those for net interest expense, net operating loss carryforwards and, for taxable years beginning before January 1, 2022, depreciation, amortization and depletion. Provided the taxpayer makes a timely election (which is irrevocable), the 30% limitation will not apply to interest paid or accrued in a trade or business involving real property development, redevelopment, construction, reconstruction, rental, operation, acquisition, conversion, disposition, management, leasing or brokerage, within the meaning of Section 469(c)(7)(C) of the Code. If this election is made, depreciable real property (including certain improvements) held by the relevant trade or business must be depreciated under the alternative depreciation system under the Code, which generally is less favorable than the generally applicable system of depreciation under the Code. If we do not make the election or if the election is determined not to be available with respect to all or certain of our business activities, the new interest deduction limitation could result in us having more REIT taxable income and, thus, increase the amount of distributions we must make in order to comply with the REIT requirements and avoid incurring corporate level income tax.

Failure to Qualify as a REIT

If we would otherwise fail to qualify as a REIT because of a violation of one of the requirements described above, our qualification as a REIT will not be terminated if the violation is due to reasonable cause and not willful neglect and we pay a penalty tax of

$50,000 for the violation. The immediately preceding sentence does not apply to a violation of the income tests described above or a violation of the asset tests described above, each of which has a specific relief provision that is described above.

If we fail to qualify for taxation as a REIT in any taxable year, and the relief provisions described above do not apply, we would be subject to tax on our taxable income at regular corporate tax rates. We cannot deduct distributions to holders of our shares in any year in which we are not a REIT, nor would we be required to make distributions in such a year. As a result, we anticipate that our failure to qualify as a REIT would reduce the funds available for distribution by us to our shareholders. In addition, if we fail to qualify as a REIT, all distributions to our shareholders will be taxable as regular corporate dividends to such shareholders to the extent of current and accumulated earnings and profits (as determined for U.S. federal income tax purposes). Such dividends paid to U.S. holders of our shares that are individuals, trusts and estates may be taxable at the preferential income tax rates (i.e., the 23.8% maximum U.S. federal rate for capital gain, which rate takes into account the maximum capital gain rate of 20% and the 3.8% Medicare tax on net investment income, described below under "-Net Investment Income Tax") for qualified dividends. Such dividends, however, would not be eligible for the 20% deduction on "qualified" REIT dividends allowed by Section 199A of the Code generally available to U.S. holders of our shares that are individuals, trusts or estates for taxable years beginning after December 31, 2017 and before January 1, 2026. In addition, in a case where we did not qualify to be taxed as a REIT, corporate distributees may be eligible for the dividends received deduction, subject to the limitations of the Code. Unless we are entitled to relief under specific statutory provisions, we also will be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year during which we lose our qualification. It is not possible to state whether, in all circumstances, we will be entitled to this statutory relief.

In addition, if either Vornado or JBG SMITH were to fail to qualify as a REIT at any time during the two years following the 2017 distribution of JBG SMITH by Vornado, then, in our 2017 taxable year, we would have to recognize corporate-level gain on our assets that were acquired in so-called "conversion transactions." For more information, please review the risk factor entitled "Unless Vornado and JBG SMITH are both REITs immediately after the distribution of JBG SMITH by Vornado and at all times during the two years thereafter, JBG SMITH could be required to recognize certain corporate-level gains for tax purposes" in our Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated by reference herein. In connection with the distribution of JBG SMITH by Vornado and the combination, we received an opinion of Sullivan & Cromwell LLP and an opinion of Hogan Lovells US LLP to the effect that we were organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our proposed method of operation enabled us to meet the requirements for qualification and taxation as a REIT commencing with our taxable year ending December 31, 2017. In addition, we received an opinion of Hogan Lovells US LLP with respect to each REIT that was contributed to JBG SMITH LP by JBG in the combination, and we and JBG received an opinion of Sullivan & Cromwell LLP with respect to each REIT that was contributed by VRLP to JBG SMITH LP, in each case to the effect that each such REIT had been organized and had operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and that its actual method of operation enabled such REIT to meet up to the date of the distribution, and its proposed method of operation would enable such REIT to continue to meet following the date of the distribution, the requirements for qualification and taxation as a REIT under the Code.

Proposed Regulations Under Section 162(m)

On December 16, 2019, the IRS issued proposed regulations under Section 162(m) of the Code ("Section 162(m)"), which denies a compensation deduction for certain employee remuneration in excess of $1 million. We, like many umbrella partnership REITs, have taken the position that Section 162(m) does not apply to payments to their employees from an "operating partnership," based on private letter rulings issued by the IRS to several umbrella partnership REITs. These proposed regulations include a provision that could cause Section 162(m) to apply to us, depending on how it is finally written. As a result of the proposed regulations, the Company is currently evaluating arrangements under which covered employees are compensated to determine the impact of these proposed regulations on our compensation arrangements and our resulting REIT taxable income (and required distributions to shareholders).

Taxation of U.S. Shareholders

Taxation of Taxable U.S. Shareholders

As used in this section, the term "U.S. shareholder" means a holder of our shares who, for U.S. federal income tax purposes, is:

•	a citizen or resident of the United States;

•	a domestic corporation;

•	an estate whose income is subject to U.S. federal income taxation regardless of its source; or

•
a trust if a United States court can exercise primary supervision over the trust’s administration and one or more United States persons have authority to control all substantial decisions of the trust.

Taxation of Dividends.

As long as we qualify as a REIT, distributions made by us out of our current or accumulated earnings and profits, and not designated by us as capital gain dividends, will constitute dividends that are taxable to our taxable U.S. shareholders as ordinary income.

Noncorporate U.S. shareholders will generally not be entitled to the preferential tax rate (currently 23.8%, inclusive of the 3.8% net investment income tax) applicable to certain types of dividends that give rise to "qualified dividend income," except with respect to the portion of any distribution (a) that represents income from dividends we received from a corporation in which we own shares (but only if such dividends would be eligible for the lower rate on dividends if paid by the corporation to its individual shareholders), (b) that is equal to the sum of our real estate investment trust taxable income (taking into account the dividends paid deduction available to us) and certain net built-in gain with respect to property acquired from a C corporation in certain transactions in which we must adopt the basis of the asset in the hands of the C corporation for our previous taxable year and less any taxes paid by us during our previous taxable year, or (c) that represents earnings and profits that were accumulated by us in a prior non-REIT taxable year, in each case, provided that certain holding period and other requirements are satisfied at both the REIT and individual shareholder level. For taxable years beginning after December 31, 2017 and prior to January 1, 2026, our U.S. shareholders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations. Such noncorporate U.S. shareholders should consult their tax advisors to determine the impact of tax rates on dividends received from us.

Our distributions will not be eligible for the dividends received deduction in the case of U.S. shareholders that are corporations. Our distributions that we properly designate as capital gain dividends will be taxable to U.S. shareholders as gain from the sale of a capital asset held for more than one year, to the extent that they do not exceed our actual net capital gain for the taxable year, without regard to the period for which a U.S. shareholder has held its shares. Thus, with certain limitations, capital gain dividends received by an individual U.S. shareholder may be eligible for preferential rates of taxation. U.S. shareholders that are corporations may, however, be required to treat up to 20% of certain capital gain dividends as ordinary income. The maximum amount of dividends that may be designated by us as capital gain dividends and as "qualified dividend income" with respect to any taxable year may not exceed the dividends paid by us with respect to such year, including dividends paid by us in the succeeding taxable year that relate back to the prior taxable year for purposes of determining our dividends paid deduction. In addition, the IRS has been granted authority to prescribe regulations or other guidance requiring the proportionality of the designation for particular types of dividends (for example, capital gain dividends) among REIT shares.

To the extent that we make ordinary distributions in excess of our current and accumulated earnings and profits, these distributions will be treated first as a tax-free return of capital to each U.S. shareholder. Thus, these distributions will reduce the adjusted basis which the U.S. shareholder has in its shares for tax purposes by the amount of the distribution, but not below zero. Distributions in excess of a U.S. shareholder’s adjusted basis in its shares will be taxable as capital gain, provided that the shares have been held as a capital asset. For purposes of determining the portion of distributions on separate classes of shares that will be treated as dividends for federal income tax purposes, current and accumulated earnings and profits will be allocated first to distributions attributable to the priority rights of preferred shares before being allocated to other distributions.

Dividends authorized by us in October, November or December of any year and payable to a shareholder of record on a specified date in any of those months will be treated as both paid by us and received by the shareholder on December 31 of that year, provided that we actually pay the dividend on or before January 31 of the following calendar year but only to the extent of earnings and profits in that year. Shareholders may not include in their own income tax returns any of our net operating losses or capital losses.

We may make distributions to our shareholders that are paid in shares. These distributions would be intended to be treated as dividends for U.S. federal income tax purposes and a U.S. shareholder would, therefore, generally have taxable income with respect to such distributions of shares and may have a tax liability on account of such distribution in excess of the cash (if any) that is received.

U.S. shareholders holding shares at the close of our taxable year will be required to include, in computing their long-term capital gains for the taxable year in which the last day of our taxable year falls, the amount of our undistributed net capital gain that we designate in a written notice distributed to our shareholders. We may not designate amounts in excess of our undistributed net capital gain for the taxable year. Each U.S. shareholder required to include the designated amount in determining the shareholder’s long-term capital gains will be deemed to have paid, in the taxable year of the inclusion, the tax paid by us in respect of the undistributed net capital gains. U.S. shareholders to whom these rules apply will be allowed a credit or a refund, as the case may be, for the tax they are deemed to have paid. U.S. shareholders will increase their basis in their shares by the difference between the amount of the includible gains and the tax deemed paid by the shareholder in respect of these gains.

Distributions made by us and gain arising from a U.S. shareholder’s sale or exchange of shares will not be treated as passive activity income. As a result, U.S. shareholders generally will not be able to apply any passive losses against that income or gain.

Distributions to Holders of Depositary Shares. Owners of depositary shares will be treated for U.S. federal income tax purposes as if they were owners of the underlying preferred shares represented by such depositary shares. Accordingly, such owners will be entitled to take into account, for U.S. federal income tax purposes, income and deductions to which they would be entitled if they were direct holders of underlying preferred shares. In addition, (i) no gain or loss will be recognized for U.S. federal income tax purposes upon the withdrawal of certificates evidencing the underlying preferred shares in exchange for depositary receipts, (ii) the tax basis of each share of the underlying preferred shares to an exchanging owner of depositary shares will, upon such exchange, be the same as the aggregate tax basis of the depositary shares exchanged therefor, and (iii) the holding period for the underlying preferred shares in the hands of an exchanging owner of depositary shares will include the period during which such person owned such depositary shares.

Sale or Exchange of Shares

When a U.S. shareholder sells or otherwise disposes of shares, the shareholder will recognize gain or loss for U.S. federal income tax purposes in an amount equal to the difference between (a) the amount of cash and the fair market value of any property received on the sale or other disposition, and (b) the holder’s adjusted basis in the shares for tax purposes. This gain or loss will be capital gain or loss if the U.S. shareholder has held the shares as a capital asset. The gain or loss will be long-term gain or loss if the U.S. shareholder has held the shares for more than one year. Long-term capital gain of an individual U.S. shareholder is generally taxed at preferential rates. In general, any loss recognized by a U.S. shareholder when the shareholder sells or otherwise disposes of our shares that the shareholder has held for nine months or less, after applying certain holding period rules, will be treated as a long-term capital loss, to the extent of distributions received by the shareholder from us which were required to be treated as long-term capital gains.

The IRS has the authority to prescribe, but has not yet prescribed, Treasury Regulations that would apply a capital gain tax rate of 25% (which is higher than the long-term capital gain tax rate for noncorporate U.S. shareholders) to all or a portion of capital gain realized by a noncorporate U.S. shareholder on the sale of shares of our shares that would correspond to the U.S. shareholder’s share of our "unrecaptured Section 1250 gain." U.S. shareholders should consult with their tax advisors with respect to their capital gain tax liability.

Redemption of Preferred Shares and Depositary Shares.

Whenever we redeem any preferred shares held by the depositary, the depositary will redeem as of the same redemption date the number of depositary shares representing the preferred shares so redeemed. The treatment accorded to any redemption by us for cash (as distinguished from a sale, exchange or other disposition) of our preferred shares to a holder of such preferred shares can only be determined on the basis of the particular facts as to each holder at the time of redemption. In general, a holder of our preferred shares will recognize capital gain or loss measured by the difference between the amount received by the holder of such shares upon the redemption and such holder’s adjusted tax basis in the preferred shares redeemed (provided the preferred shares are held as a capital asset) if such redemption (i) is "not essentially equivalent to a dividend" with respect to the holder of the preferred shares under Section 302(b)(1) of the Code, (ii) is a "substantially disproportionate" redemption with respect to the shareholder under Section 302(b)(2) of the Code, or (iii) results in a "complete termination" of the holder’s interest in all classes of our shares under Section 302(b)(3) of the Code. In applying these tests, there must be taken into account not only any series or class of the preferred shares being redeemed, but also such holder’s ownership of other classes of our shares and any options (including stock purchase rights) to acquire any of the foregoing. The holder of our preferred shares also must take into account any such securities (including options) which are considered to be owned by such holder by reason of the constructive ownership rules set forth in Sections 318 and 302(c) of the Code.

If the holder of preferred shares owns (actually or constructively) none of our voting shares, or owns an insubstantial amount of our voting shares, based upon current law, it is probable that the redemption of preferred shares from such a holder would be considered to be "not essentially equivalent to a dividend." However, whether a distribution is "not essentially equivalent to a dividend" depends on all of the facts and circumstances, and a holder of our preferred shares intending to rely on any of these tests at the time of redemption should consult its tax advisor to determine their application to its particular situation.

Satisfaction of the "substantially disproportionate" and "complete termination" exceptions is dependent upon compliance with the respective objective tests set forth in Section 302(b)(2) and Section 302(b)(3) of the Code. A distribution to a holder of preferred shares will be "substantially disproportionate" if the percentage of our outstanding voting shares actually and constructively owned by the shareholder immediately following the redemption of preferred shares (treating preferred shares redeemed as not outstanding) is less than 80% of the percentage of our outstanding voting shares actually and constructively owned by the shareholder immediately before the redemption, and immediately following the redemption the shareholder actually and constructively owns less than 50% of the total combined voting power of the Company. Because the Company’s preferred shares are nonvoting shares, a shareholder would have to reduce such holder’s holdings (if any) in our classes of voting shares to satisfy this test.

If the redemption does not meet any of the tests under Section 302 of the Code, then the redemption proceeds received from our preferred shares will be treated as a distribution on our shares as described under "-Taxation of U.S. Shareholders-Taxation of Taxable U.S. Shareholders-Taxation of Dividends.," and "-Taxation of Non-U.S. Shareholders." If the redemption of a holder’s preferred shares is taxed as a dividend, the adjusted basis of such holder’s redeemed preferred shares will be transferred to any other shares held by the holder. If the holder owns no other shares, under certain circumstances, such basis may be transferred to a related person, or it may be lost entirely.

With respect to a redemption of our preferred shares that is treated as a distribution with respect to our shares, which is not otherwise taxable as a dividend, the IRS has proposed Treasury regulations that would require any basis reduction associated with such a redemption to be applied on a share-by-share basis which could result in taxable gain with respect to some shares, even though the holder’s aggregate basis for the shares would be sufficient to absorb the entire amount of the redemption distribution (in excess of any amount of such distribution treated as a dividend). Additionally, these proposed Treasury regulations would not permit the transfer of basis in the redeemed shares of the preferred shares to the remaining shares held (directly or indirectly) by the redeemed holder. Instead, the unrecovered basis in our preferred shares would be treated as a deferred loss to be recognized when certain conditions are satisfied. These proposed Treasury regulations would be effective for transactions that occur after the date the regulations are published as final Treasury regulations. There can, however, be no assurance as to whether, when, and in what particular form such proposed Treasury regulations will ultimately be finalized.

Backup Withholding and Information Reporting

In general, information reporting requirements will apply to payments of dividends on and payments of the proceeds of the sale of our shares held by U.S. shareholders, unless an exception applies. The applicable withholding agent is required to withhold tax on such payments if (i) the payee fails to furnish a taxpayer identification number, or TIN, to the payor or to establish an exemption from backup withholding, or (ii) the IRS notifies the payor that the TIN furnished by the payee is incorrect. In addition, the applicable withholding agent with respect to the dividends on our shares is required to withhold tax if (i) there has been a notified payee under-reporting with respect to interest, dividends or original issue discount described in Section 3406(c) of the Code, or (ii) there has been a failure of the payee to certify under the penalty of perjury that the payee is not subject to backup withholding under the Code. A U.S. shareholder that does not provide the applicable withholding agent with a correct TIN may also be subject to penalties imposed by the IRS. In addition, we may be required to withhold a portion of capital gain distributions to any U.S. shareholders who fail to certify their U.S. status to us.

Some U.S. shareholders, including corporations, may be exempt from backup withholding. Any amounts withheld under the backup withholding rules from a payment to a U.S. shareholder will be allowed as a credit against the U.S. shareholder’s U.S. federal income tax and may entitle the shareholder to a refund, provided that the required information is furnished to the IRS. The applicable withholding agent will be required to furnish annually to the IRS and to U.S. shareholders of our shares information relating to the amount of dividends paid on our shares, and that information reporting may also apply to payments of proceeds from the sale of our shares. Some U.S. shareholders, including corporations, financial institutions and certain tax-exempt organizations, are generally not subject to information reporting.

Net Investment Income Tax

A U.S. shareholder that is an individual or estate, or a trust that does not fall into a special class of trusts that is exempt from such tax, is subject to a 3.8% tax on the lesser of (1) the U.S. shareholder’s "net investment income" (or "undistributed net investment income" in the case of an estate or trust) for the relevant taxable year and (2) the excess of the U.S. shareholder’s modified adjusted gross income for the taxable year over a certain threshold (which in the case of individuals is between $125,000 and $250,000, depending on the individual’s circumstances). A holder’s net investment income generally includes its dividend income and its net gains from the disposition of REIT shares, unless such dividends or net gains are derived in the ordinary course of the conduct of a trade or business (other than a trade or business that consists of certain passive or trading activities). The temporary 20% deduction allowed by Section 199A of the Internal Revenue Code, as added by H.R. 1, with respect to ordinary REIT dividends received by noncorporate taxpayers is allowed only for purposes of Chapter 1 of the Internal Revenue Code and, thus, apparently is not allowed as a deduction allocable to such dividends for purposes of determining the amount of net investment income subject to the 3.8% Medicare tax, which is imposed under Chapter 2A of the Internal Revenue Code. If you are a U.S. shareholder that is an individual, estate or trust, you are urged to consult your tax advisors regarding the applicability of the Medicare tax to your income and gains in respect of your investment in our shares.

Taxation of Tax-Exempt Shareholders

The IRS has ruled that amounts distributed as dividends by a REIT generally do not constitute unrelated business taxable income when received by a tax-exempt entity. Based on that ruling, provided that a tax-exempt shareholder is not one of the types of entity described below and has not held its shares as "debt financed property" within the meaning of the Code, the dividend income from shares will not be unrelated business taxable income to a tax-exempt shareholder. Similarly, income from the sale of shares will not constitute unrelated business taxable income unless the tax-exempt shareholder has held the shares as "debt financed property" within the meaning of the Code or has used the shares in a trade or business.

Notwithstanding the above paragraph, tax-exempt shareholders will be required to treat as unrelated business taxable income any dividends paid by us that are allocable to our "excess inclusion" income, if any.

Income from an investment in our shares will constitute unrelated business taxable income for tax-exempt shareholders that are social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts, and qualified group legal services plans exempt from U.S. federal income taxation under the applicable subsections of Section 501(c) of the Code, unless the organization is able to properly deduct amounts set aside or placed in reserve for certain purposes so as to offset the income generated by its shares. Prospective investors of the types described in the preceding sentence should consult their tax advisors concerning these "set aside" and reserve requirements.

Notwithstanding the foregoing, however, a portion of the dividends paid by a "pension-held REIT" will be treated as unrelated business taxable income to any trust which:

•	is described in Section 401(a) of the Code;

•	is tax-exempt under Section 501(a) of the Code; and

•	holds more than 10% (by value) of the equity interests in the REIT.

Tax-exempt pension, profit-sharing and stock bonus funds that are described in Section 401(a) of the Code are referred to below as "qualified trusts." A REIT is a "pension-held REIT" if:

•
it would not have qualified as a REIT but for the fact that Section 856(h)(3) of the Code provides that stock owned by qualified trusts will be treated, for purposes of the "not closely held" requirement, as owned by the beneficiaries of the trust (rather than by the trust itself); and

•
either (a) at least one qualified trust holds more than 25% by value of the interests in the REIT or (b) one or more qualified trusts, each of which owns more than 10% by value of the interests in the REIT, hold in the aggregate more than 50% by value of the interests in the REIT.

The percentage of any REIT dividend treated as unrelated business taxable income to a qualifying trust is equal to the ratio of (a) the gross income of the REIT from unrelated trades or businesses, determined as though the REIT were a qualified trust, less direct expenses related to this gross income, to (b) the total gross income of the REIT, less direct expenses related to the total gross income. A de minimis exception applies where this percentage is less than 5% for any year. We do not expect to be classified as a pension-held REIT.

The rules described above under the heading "U.S. Shareholders" concerning the inclusion of our designated undistributed net capital gains in the income of its shareholders will apply to tax-exempt entities. Thus, tax-exempt entities will be allowed a credit or refund of the tax deemed paid by these entities in respect of the includible gains.

Taxation of Non-U.S. Shareholders

The rules governing U.S. federal income taxation of nonresident alien individuals, foreign corporations, foreign partnerships and estates or trusts that in either case are not subject to U.S. federal income tax on a net income basis who own shares, which we call "non-U.S. shareholders," are complex. The following discussion is only a limited summary of these rules. Prospective non-U.S.

shareholders should consult with their tax advisors to determine the impact of U.S. federal, state and local income tax laws with regard to an investment in our shares, including any reporting requirements.

Ordinary Dividends

Distributions, other than distributions that are treated as attributable to gain from sales or exchanges by us of U.S. real property interests, as discussed below, and other than distributions designated by us as capital gain dividends, will be treated as ordinary income to the extent that they are made out of our current or accumulated earnings and profits. A withholding tax equal to 30% of the gross amount of the distribution will ordinarily apply to distributions of this kind to non-U.S. shareholders, unless an applicable tax treaty reduces that tax. However, if income from the investment in the shares is (i) treated as effectively connected with the non-U.S. shareholder’s conduct of a U.S. trade or business or is (ii) attributable to a permanent establishment that the non-U.S. shareholder maintains in the United States if that is required by an applicable income tax treaty as a condition for subjecting the non-U.S. shareholder to U.S. taxation on a net income basis, tax at graduated rates will generally apply to the non-U.S. shareholder in the same manner as U.S. shareholders are taxed with respect to dividends, and the 30% branch profits tax may also apply if the shareholder is a foreign corporation. We expect to withhold U.S. tax at the rate of 30% on the gross amount of any dividends, other than dividends treated as attributable to gain from sales or exchanges of U.S. real property interests and capital gain dividends, paid to a non-U.S. shareholder, unless (a) a lower treaty rate applies and the required form evidencing eligibility for that reduced rate is filed with us or the appropriate withholding agent or (b) the non-U.S. shareholder files an IRS Form W-8 ECI or a successor form with us or the appropriate withholding agent claiming that the distributions are effectively connected with the non-U.S. shareholder’s conduct of a U.S. trade or business and in either case other applicable requirements were met.

Distributions to a non-U.S. shareholder that are designated by us at the time of distribution as capital gain dividends that are not attributable to, or treated as not attributable to, the disposition by us of a U.S. real property interest generally will not be subject to U.S. federal income taxation, except as described below.

If a non-U.S. shareholder receives an allocation of "excess inclusion income" with respect to a REMIC residual interest or an interest in a TMP owned by us, the non-U.S. shareholder will be subject to U.S. federal income tax withholding at the maximum rate of 30% with respect to such allocation, without reduction pursuant to any otherwise applicable income tax treaty.

Return of Capital

Distributions in excess of our current and accumulated earnings and profits that are not treated as attributable to the gain from our disposition of a U.S. real property interest, will not be taxable to a non-U.S. shareholder to the extent that they do not exceed the adjusted basis of the non-U.S. shareholder’s shares. Distributions of this kind will instead reduce the adjusted basis of the shares. To the extent that distributions of this kind exceed the adjusted basis of a non-U.S. shareholder’s shares, they will give rise to tax liability if the non-U.S. shareholder otherwise would have to pay tax on any gain from the sale or disposition of its shares, as described below. If it cannot be determined at the time a distribution is made whether the distribution will be in excess of current and accumulated earnings and profits, withholding will apply to the distribution at the rate applicable to dividends. However, the non-U.S. shareholder may seek a refund of these amounts from the IRS if it is subsequently determined that the distribution was, in fact, in excess of our current accumulated earnings and profits.

Also, we could potentially be required to withhold at least 15% of any distribution in excess of our current and accumulated earnings and profits, even if the non-U.S. shareholder is not liable for U.S. tax on the receipt of that distribution. However, a non-U.S. shareholder may seek a refund of these amounts from the IRS if the non-U.S. shareholder’s tax liability with respect to the distribution is less than the amount withheld. Such withholding should generally not be required if a non-U.S. shareholder would not be taxed under the Foreign Investment in Real Property Tax Act of 1980, as amended ("FIRPTA"), upon a sale or exchange of shares. See the discussion below under "-Sales of Shares."

Capital Gain Dividends

Distributions that are attributable to gain from sales or exchanges by us of U.S. real property interests that are paid with respect to any class of stock that is regularly traded on an established securities market located in the United States and held by a non-U.S. shareholder who does not own more than 10% of such class of stock at any time during the one-year period ending on the date of distribution will be treated as a normal distribution by us, and such distributions will be taxed as described above in "-Ordinary Dividends."

Distributions that are not described in the preceding paragraph and are attributable to gain from sales or exchanges by us of U.S. real property interests will be taxed to a non-U.S. shareholder under the provisions of FIRPTA. Under this statute, these distributions are taxed to a non-U.S. shareholder as if the gain were effectively connected with a U.S. business. Thus, non-U.S. shareholders will be taxed on the distributions at the normal capital gain rates applicable to U.S. shareholders, subject to any applicable alternative minimum tax. We are required by applicable Treasury regulations under this statute to withhold 21% of any distribution that we could designate as a capital gain dividend. However, if we designate as a capital gain dividend a distribution made before the day we actually effect the designation, then, although the distribution may be taxable to a non-U.S. shareholder, withholding does not apply to the distribution under this statute. Rather, we must effectuate the 21% withholding from distributions made on and after the date of the designation, until the distributions so withheld equal the amount of the prior distribution designated as a capital gain dividend. The non-U.S. shareholder may credit the amount withheld against its U.S. tax liability.

Share Distributions

We may make distributions to our shareholders that are paid in shares. These distributions will be intended to be treated as dividends for U.S. federal income tax purposes and, accordingly, will be treated in a manner consistent with the discussion above in "-Ordinary Dividends" and "Capital Gain Dividends." If we are required to withhold an amount in excess of any cash distributed along with the shares, we will retain and sell some of the shares that would otherwise be distributed in order to satisfy our withholding obligations.

Sales of Shares

Gain recognized by a non-U.S. shareholder upon a sale or exchange of our shares generally will not be taxed under FIRPTA if we are a "domestically controlled REIT," defined generally as a REIT less than 50% in value of whose stock is and was held directly or indirectly by foreign persons at all times during a specified testing period (provided that, if any class of a REIT’s stock is regularly traded on an established securities market in the United States, a person holding less than 5% of such class during the testing period is presumed not to be a foreign person, unless the REIT has actual knowledge otherwise). We believe that we are a domestically controlled REIT, but because our common shares are publicly traded, there can be no assurance that we in fact will qualify as a domestically-controlled REIT. Assuming that we continue to be a domestically controlled REIT, taxation under FIRPTA generally will not apply to the sale of shares. However, gain to which the FIRPTA rules do not apply will be taxable to a non-U.S. shareholder if investment in the shares is treated as effectively connected with the non-U.S. shareholder’s U.S. trade or business or is attributable to a permanent establishment that the non-U.S. shareholder maintains in the United States if that is required by an applicable income tax treaty as a condition for subjecting the non-U.S. shareholder to U.S. taxation on a net income basis. In this case, the same treatment will apply to the non-U.S. shareholder as to U.S. shareholders with respect to the gain. In addition, gain to which FIRPTA does not apply will be taxable to a non-U.S. shareholder if the non-U.S. shareholder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year and has a "tax home" in the United States, or maintains an office or a fixed place of business in the United States to which the gain is attributable. In this case, a 30% tax will apply to the nonresident alien individual’s capital gains. A similar rule will apply to capital gain dividends to which this statute does not apply.

If we do not qualify as a domestically controlled REIT, the tax consequences of a sale of shares by a non-U.S. shareholder will depend upon whether such shares are regularly traded on an established securities market and the amount of such shares that are held by the non-U.S. shareholder. Specifically, a non-U.S. shareholder that holds a class of shares that is traded on an established securities market will only be subject to FIRPTA in respect of a sale of such shares if the shareholder owned more than 10% of the shares of such class at any time during a specified period. A non-U.S. shareholder that holds a class of our shares that is not traded on an established securities market will only be subject to FIRPTA in respect of a sale of such shares if, on the date the shares were acquired by the shareholder, the shares had a fair market value greater than the fair market value on that date of 5% of the regularly traded class of our outstanding shares with the lowest fair market value. If a non-U.S. shareholder holds a class of our shares that is not regularly traded on an established securities market, and subsequently acquires additional interests of the same class, then all such interests must be aggregated and valued as of the date of the subsequent acquisition for purposes of the 5% test that is described in the preceding sentence. If tax under FIRPTA applies to the gain on the sale of shares, the same treatment would apply to the non-U.S. shareholder as to U.S. shareholders with respect to the gain, subject to any applicable alternative minimum tax. For purposes of determining the amount of shares owned by a shareholder, complex constructive ownership rules apply. You should consult your tax advisors regarding such rules in order to determine your ownership in the relevant period.

Qualified Shareholders and Qualified Foreign Pension Funds

Stock of a REIT will not be treated as a U.S. real property interest subject to FIRPTA if the stock is held directly (or indirectly through one or more partnerships) by a "qualified shareholder" or "qualified foreign pension fund." Similarly, any distribution made to a "qualified shareholder" or "qualified foreign pension fund" with respect to REIT stock will not be treated as gain from the sale or exchange of a U.S. real property interest to the extent the stock of the REIT held by such qualified shareholder or qualified foreign pension fund is not treated as a U.S. real property interest.

A "qualified shareholder" generally means a foreign person which (i) (x) is eligible for certain income tax treaty benefits and the principal class of interests of which is listed and regularly traded on at least one recognized stock exchange or (y) a foreign limited partnership that has an agreement with the United States for the exchange of information with respect to taxes, has a class of limited partnership units that is regularly traded on the NYSE or the Nasdaq Stock Market, and such units’ value is greater than 50% of the value of all the partnership’s units; (ii) is a "qualified collective investment vehicle;" and (iii) maintains certain records with respect to certain of its owners. A "qualified collective investment vehicle" is a foreign person which (i) is entitled, under a comprehensive income tax treaty, to certain reduced withholding rates with respect to ordinary dividends paid by a REIT even if such person holds more than 10% of the stock of the REIT; (ii) (x) is a publicly traded partnership that is not treated as a corporation, (y) is a withholding foreign partnership for purposes of chapters 3, 4 and 61 of the Code, and (z) if the foreign partnership were a United States corporation, it would be a United States real property holding corporation, at any time during the five-year period ending on the date of disposition of, or distribution with respect to, such partnership’s interest in a REIT; or (iii) is designated as a qualified collective investment vehicle by the Secretary of the Treasury and is either fiscally transparent within the meaning of Section 894 of the Code or is required to include dividends in its gross income, but is entitled to a deduction for distribution to a person holding interests (other than interests solely as a creditor) in such foreign person.

Notwithstanding the foregoing, if a foreign investor in a qualified shareholder directly or indirectly, whether or not by reason of such investor’s ownership interest in the qualified shareholder, holds more than 10% of the stock of the REIT, then a portion of the REIT stock held by the qualified shareholder (based on the foreign investor’s percentage ownership of the qualified shareholder) will be treated as a U.S. real property interest in the hands of the qualified shareholder and will be subject to FIRPTA.

A "qualified foreign pension fund" is any trust, corporation, or other organization or arrangement (A) which is created or organized under the law of a country other than the United States, (B) which is established (i) by such country (or one or more political subdivisions thereof) to provide retirement or pension benefits to participants or beneficiaries that are current or former employees (including self-employed individuals) or persons designated by such employees, as a result of services rendered by such employees to their employers or (ii) by one or more employers to provide retirement or pension benefits to participants or beneficiaries that are current or former employees (including self-employed individuals) or persons designated by such employees in consideration for services rendered by such employees to such employers, (C) which does not have a single participant or beneficiary with a right to more than 5% of its assets or income, (D) which is subject to government regulation and with respect to which annual information about its beneficiaries is provided, or is otherwise available, to the relevant tax authorities in the country in which it is established or operates, and (E) with respect to which, under the laws of the country in which it is established or operates, (i) contributions to such organization or arrangement that would otherwise be subject to tax under such laws are deductible or excluded from the gross income of such entity or arrangement or taxed at a reduced rate, or (ii) taxation of any investment income of such organization or arrangement is deferred or such income is excluded from the gross income of such entity or arrangement or is taxed at a reduced rate.

Federal Estate Taxes

Shares held by a non-U.S. shareholder at the time of death will be included in the shareholder’s gross estate for U.S. federal estate tax purposes, unless an applicable estate tax treaty provides otherwise.

Backup Withholding and Information Reporting

Generally, information reporting will apply to payments of interest and dividends on our shares, and backup withholding described above for a U.S. shareholder will apply, unless the payee certifies that it is not a U.S. person or otherwise establishes an exemption.

The payment of the proceeds from the disposition of our shares to or through the U.S. office of a U.S. or foreign broker will be subject to information reporting and backup withholding as described above for U.S. shareholders unless the non-U.S. shareholder satisfies the requirements necessary to be an exempt non-U.S. shareholder or otherwise qualifies for an exemption. The proceeds of a disposition by a non-U.S. shareholder of our shares to or through a foreign office of a broker generally will not be subject to information reporting or backup withholding. However, if the broker is a U.S. person, a controlled foreign corporation for U.S. federal income tax purposes, a foreign person 50% or more of whose gross income from all sources for specified periods is from activities that are effectively connected with a U.S. trade or business, a foreign partnership if partners who hold more than 50% of the interest in the partnership are U.S. persons, or a foreign partnership that is engaged in the conduct of a trade or business in the U.S., then information reporting generally will apply as though the payment was made through a U.S. office of a U.S. or foreign broker.

Taxation of Holders of Our Warrants and Rights

Warrants. Holders of our warrants will not generally recognize gain or loss upon the exercise of a warrant. A holder’s basis in the common shares, preferred shares, or depositary shares representing preferred shares, as the case may be, received upon the exercise of the warrant will be equal to the sum of the holder’s adjusted tax basis in the warrant and the exercise price paid. A holder’s holding period in the common shares, preferred shares, or depositary shares representing preferred shares, as the case may be, received upon the exercise of the warrant will not include the period during which the warrant was held by the holder. Upon the expiration of a warrant, the holder will recognize a capital loss in an amount equal to the holder’s adjusted tax basis in the warrant. Upon the sale or exchange of a warrant to a person other than us, a holder will recognize gain or loss in an amount equal to the difference between the amount realized on the sale or exchange and the holder’s adjusted tax basis in the warrant. Such gain or loss will be capital gain or loss and will be long-term capital gain or loss if the warrant was held for more than one year. Upon the sale of the warrant to us, the IRS may argue that the holder should recognize ordinary income on the sale. Prospective holders of our warrants should consult their own tax advisors as to the consequences of a sale of a warrant to us.

Rights. In the event of a rights offering, the tax consequences of the receipt, expiration, and exercise of the rights we issue will be addressed in detail in a prospectus supplement. Prospective holders of our rights should review the applicable prospectus supplement in connection with the ownership of any rights, and consult their own tax advisors as to the consequences of investing in the rights.

Dividend Reinvestment and Share Purchase Plan

General

We offer shareholders and prospective shareholders the opportunity to participate in our Dividend Reinvestment and Share Purchase Plan, which is referred to herein as the "DRIP."

Although we do not currently offer any discount in connection with the DRIP, nor do we plan to offer such a discount at present, we reserve the right to offer in the future a discount on shares purchased, not to exceed 5%, with reinvested dividends or cash distributions and shares purchased through the optional cash investment feature. This discussion assumes that we do not offer a discount in connection with the DRIP. If we were to offer a discount in connection with the DRIP the tax considerations described below would materially differ. In the event that we offer a discount in connection with the DRIP, shareholders are urged to consult with their tax advisors regarding the tax treatment to them of receiving a discount.

Amounts Treated as a Distribution

Generally, a DRIP participant will be treated as having received a distribution with respect to our shares for U.S. federal income tax purposes in an amount determined as described below.

•
A shareholder who participates in the dividend reinvestment feature of the DRIP and whose dividends are reinvested in our shares purchased from us will generally be treated for U.S. federal income tax purposes as having received the gross amount of any cash distributions which would have been paid by us to such a shareholder had they not elected to participate. The amount of the distribution deemed received will be reported on the Form 1099-DIV received by the shareholder.

•
A shareholder who participates in the dividend reinvestment feature of the DRIP and whose dividends are reinvested in our shares purchased in the open market, will generally be treated for U.S. federal income tax purposes as having received (and will receive a Form 1099-DIV reporting) the gross amount of any cash distributions which would have been paid by us to such a shareholder had they not elected to participate (plus any brokerage fees and any other expenses deducted from the amount of the distribution reinvested) on the date the dividends are reinvested.

We will pay the annual maintenance cost for each shareholder’s DRIP account. Consistent with the conclusion reached by the IRS in a private letter ruling issued to another REIT, we intend to take the position that the administrative costs do not constitute a distribution which is either taxable to a shareholder or which would reduce the shareholder’s basis in their common shares. However, because the private letter ruling was not issued to us, we have no legal right to rely on its conclusions. Thus, it is possible that the IRS might view the shareholder’s share of the administrative costs as constituting a taxable distribution to them and/or a distribution which reduces the basis in their shares. For this and other reasons, we may in the future take a different position with respect to these costs.

In the situations described above, a shareholder will be treated as receiving a distribution from us even though no cash distribution is actually received. These distributions will be taxable in the same manner as all other distributions paid by us, as described above under "-Taxation of U.S. Shareholders-Taxation of Taxable U.S. Shareholders," "-Taxation of U.S. Shareholders -Taxation of Tax-Exempt Shareholders," or "-Taxation of Non-U.S. Shareholders," as applicable.

Basis and Holding Period in Shares Acquired Pursuant to the DRIP. The tax basis for our shares acquired by reinvesting cash distributions through the DRIP generally will equal the fair market value of our shares on the date of distribution (plus the amount of any brokerage fees paid by the shareholder). The holding period for our shares acquired by reinvesting cash distributions will begin on the day following the date of distribution.

The tax basis in our shares acquired through an optional cash investment generally will equal the cost paid by the participant in acquiring our shares, including any brokerage fees paid by the shareholder. The holding period for our shares purchased through the optional cash investment feature of the DRIP generally will begin on the day our shares are purchased for the participant’s account.

Withdrawal of Shares from the DRIP. When a participant withdraws stock from the DRIP and receives whole shares, the participant will not realize any taxable income. However, if the participant receives cash for a fractional share, the participant will be required to recognize gain or loss with respect to that fractional share.

Effect of Withholding Requirements. Withholding requirements generally applicable to distributions from us will apply to all amounts treated as distributions pursuant to the DRIP. See "-Backup Withholding and Information Reporting" for discussion of the withholding requirements that apply to other distributions that we pay. All withholding amounts will be withheld from distributions before the distributions are reinvested under the DRIP. Therefore, if a U.S. shareholder is subject to withholding, distributions which would otherwise be available for reinvestment under the DRIP will be reduced by the withholding amount.

Withholdable Payments to Foreign Financial Entities and Other Foreign Entities

Pursuant to Sections 1471 through 1474 of the Code, commonly known as the Foreign Account Tax Compliance Act ("FATCA"), a 30% withholding tax ("FATCA withholding") may be imposed on U.S.-source dividends paid to you or to certain foreign financial institutions, investment funds and other non-U.S. persons receiving payments on your behalf if you or such persons fail to comply with information reporting requirements. Payments of dividends that you receive in respect of our shares could be affected by this withholding if you are subject to the FATCA information reporting requirements and fail to comply with them or if you hold shares through a non-U.S. person (e.g., a foreign bank or broker) that fails to comply with these requirements (even if payments to you would not otherwise have been subject to FATCA withholding). An intergovernmental agreement between the United States and an applicable non-U.S. government may modify these rules. You should consult your tax advisors regarding the relevant U.S. law and other official guidance on FATCA withholding.

Other Tax Consequences

State and Local Taxes

State or local taxation may apply to us and our shareholders in various state or local jurisdictions, including those in which we or they transact business or reside. The state and local tax treatment of us and our shareholders may not conform to the U.S. federal income tax consequences discussed above. Consequently, prospective shareholders should consult their tax advisors regarding the effect of state and local tax laws on an investment in us.

If you are a holder of OP Units and you exercise your redemption right under the JBG SMITH LP partnership agreement, you will be required to reimburse the JBG SMITH LP for certain quarterly nonresident partner state income tax payments made on your behalf.

Legislative or Other Actions Affecting REITs

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. For example, and as noted above, H.R. 1 was signed into law by the U.S. President on December 22, 2017. H.R. 1 significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders, and additional legislative and administrative interpretations must be enacted and issued to clarify the impact of certain provisions of H.R. 1. Accordingly, we cannot predict the long-term effect of H.R. 1, or of any future law changes on REITs or their shareholders. Changes to the U.S. federal tax laws and interpretations thereof could adversely affect an investment in our shares. Taxpayers should consult with their tax advisors regarding the effect of H.R. 1, and any future legislation, on their particular circumstances.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding trustees is incorporated herein by reference from the section entitled "Proposal One: Election of Trustees—Nominees for Election as Trustees" in our definitive Proxy Statement (the "2020 Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our 2020 Annual Meeting of Shareholders to be held on April 30, 2020. The 2020 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION

The information included under the following captions in our definitive Proxy Statement (the "2020 Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our 2020 Annual Meeting of Shareholders to be held on April 30, 2020 is incorporated herein by reference: "Proposal One: Election of Trustees —Nominees for Election as Trustees," "Executive Officers," "Corporate Governance and Board Matters—Code of Business Conduct and Ethics" and "Corporate Governance and Board Matters—Committees of the Board—Audit Committee." The 2020 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" and "Compensation of Executive Officers—Equity Compensation Plan Information" in our 2020 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons and trustee independence is incorporated herein by reference from the sections entitled "Certain Relationships and Related Party Transactions" and "Corporate Governance and Board Matters—Corporate Governance Profile" in the Company’s 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal auditor fees and services and the audit committee’s pre-approval policies are incorporated herein by reference from the sections entitled "Proposal Three: Ratification of the Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services" and "Proposal Three: Ratification of the Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures" in our 2020 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated and combined information is included in this Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated and Combined Statements of Operations for the years ended December 31, 2019, 2018 and 2017
Consolidated and Combined Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017
Consolidated and Combined Statements of Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated and Combined Financial Statements

These financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

(2) Financial Statement Schedules

Page
Schedule II - Valuation and Qualifying Accounts	138
Schedule III - Real Estate Investments and Accumulated Depreciation	139

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the financial statements or the notes thereto.

SCHEDULE II
JBG SMITH PROPERTIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged Against Operations	Adjustments to Valuation Accounts	Uncollectible Accounts Written‑off	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts (1) for year ended December 31:
2019 (2)	$—	$—	$—	$—	$—
2018	$6,285	$3,298	$—	$(1,989)	$7,594
2017	$4,526	$3,807	$—	$(2,048)	$6,285
_______________

(1)	Includes allowance for doubtful accounts related to tenant and other receivables and deferred rent receivable.

(2)
Due to the adoption of Topic 842 as of January 1, 2019, we recognize changes in the assessment of collectability of tenant receivables as adjustments to the specific tenant’s receivable in our balance sheet and to "Property rentals revenue" in our statement of operations. Prior to the adoption of Topic 842, we recorded estimated losses on tenant receivables as an allowance for doubtful accounts in our balance sheets and to "Property operating expenses" in our statements of operations.

SCHEDULE III
JBG SMITH PROPERTIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019

		Initial Cost to Company			Gross Amounts at Which Carried at Close of Period
Description	Encumbrances(1)	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction(3)	Date Acquired
Commercial Operating Assets
Universal Buildings	$—	$69,393	$143,320	$26,516	$68,612	$170,617	$239,229	$59,237	1956	2007
2101 L Street	134,290	32,815	51,642	94,247	39,768	138,936	178,704	43,962	1975	2003
1730 M Street	47,500	10,095	17,541	17,207	10,687	34,156	44,843	14,154		2002, 2006
1700 M Street	—	34,178	46,938	(26,130)	54,986	—	54,986	—	1964	2002
Courthouse Plaza 1 and 2	2,200	—	105,475	55,168	—	160,643	160,643	66,985	1989	2002
2121 Crystal Drive	133,960	21,503	87,329	31,234	22,361	117,705	140,066	51,920	1985	2002
2345 Crystal Drive	—	23,126	93,918	47,870	23,882	141,032	164,914	59,290	1988	2002
2231 Crystal Drive	—	20,611	83,705	22,116	21,311	105,121	126,432	46,350	1987	2002
1550 Crystal Drive	—	17,988	70,525	27,967	18,175	98,305	116,480	42,082	1980	2002
RTC - West	92,846	30,326	134,108	11,160	30,425	145,169	175,594	16,791	1988	2017
RTC - West Retail	2,897	2,894	—	8,480	2,894	8,480	11,374	709	2017	2017
2011 Crystal Drive	—	18,940	76,921	42,909	19,257	119,513	138,770	53,009	1984	2002
2451 Crystal Drive	—	16,755	68,047	27,955	12,271	100,486	112,757	42,294	1990	2002
1235 S. Clark Street	78,000	15,826	56,090	31,131	16,444	86,603	103,047	36,804	1981	2002
241 18th Street S.	—	13,867	54,169	40,229	17,018	91,247	108,265	36,854	1977	2002
251 18th Street S.	34,152	12,305	49,360	57,055	15,859	102,861	118,720	44,679	1975	2002
1215 S. Clark Street	—	13,636	48,380	54,977	14,149	102,844	116,993	36,644	1983	2002
201 12th Street S.	32,728	14,766	52,750	24,350	15,257	76,609	91,866	33,639	1987	2002
800 North Glebe Road	107,500	28,168	140,983	2,290	28,168	143,273	171,441	14,785	2012	2017
2200 Crystal Drive	—	13,104	30,050	34,931	13,565	64,520	78,085	21,773	1968	2002
1225 S. Clark Street	—	11,176	43,495	24,169	11,601	67,239	78,840	28,228	1968	2002
1901 South Bell Street	—	11,669	36,918	21,205	12,117	57,675	69,792	26,461	1982	2002
Crystal City Marriott	—	8,000	47,191	22,029	8,045	69,175	77,220	24,859	1968	2004
2100 Crystal Drive	—	10,287	23,590	31,845	10,686	55,036	65,722	25,709	1968	2002
1800 South Bell Street	—	—	28,702	8,370	213	36,859	37,072	3,807	1985	2002
200 12th Street S.	16,439	8,016	30,552	19,867	8,320	50,115	58,435	22,991	1967	2002
2001 Richmond Highway	—	7,300	16,746	11,722	7,520	28,248	35,768	12,628	1969	2002
Crystal City Shops at 2100	—	4,059	9,309	3,664	4,049	12,983	17,032	5,712	1968	2002
Crystal Drive Retail	—	—	20,465	3,194	55	23,604	23,659	11,315	2003	2004
7200 Wisconsin Avenue	—	34,683	92,059	10,430	34,683	102,489	137,172	9,361	1986	2017
One Democracy Plaza	—	—	33,628	8,494	—	42,122	42,122	25,817	1987	2002
4749 Bethesda Avenue Retail	—	2,480	11,830	53	2,872	11,491	14,363	599	2016	2017
4747 Bethesda Avenue	—	29,030	10,040	126,535	29,492	136,113	165,605	837	2019	2017
Commercial Construction Assets								—
1770 Crystal Drive	—	10,771	44,276	30,727	—	85,774	85,774	—	1974-1980	2002
Central District Retail	—	4,194	—	48,807	—	53,001	53,001	—		2002
Multifamily Operating Assets								—
Fort Totten Square	—	24,390	90,404	995	24,395	91,394	115,789	9,227	2015	2017
WestEnd25	96,227	67,049	5,039	111,284	68,213	115,159	183,372	30,478	2017	2019
F1RST Residences	—	31,064	133,256	10	31,064	133,266	164,330	421	2009	2007
1221 Van Street	—	27,386	63,775	27,162	28,198	90,125	118,323	7,905	2015	2017
North End Retail	—	5,847	9,333	(301)	5,871	9,008	14,879	723	1960	2007
RiverHouse Apartments	307,710	118,421	125,078	90,748	138,946	195,301	334,247	70,549	2016	2007
The Bartlett	—	41,687	—	225,461	41,868	225,280	267,148	21,948	2009	2017
220 20th Street	—	8,434	19,340	101,416	8,761	120,429	129,190	34,674	1964	2002
2221 S. Clark Street	—	7,405	16,981	41,453	7,583	58,256	65,839	8,936	1938	2017
Falkland Chase - South & West	40,001	18,530	44,232	1,062	18,642	45,182	63,824	5,017	1938	2017
Falkland Chase - North	—	9,810	22,706	(2,072)	8,994	21,450	30,444	2,422		2017

		Initial Cost to Company			Gross Amounts at Which Carried at Close of Period
Description	Encumbrances(1)	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(2)	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction(3)	Date Acquired
West Half	—	45,668	17,902	156,076	47,342	172,304	219,646	1,986	2019	2017
Multifamily Construction Assets								—
965 Florida Avenue	—	14,306	—	120,570	—	134,876	134,876	—		2017
Atlantic Plumbing C	—	47,678	13,952	94,669	—	156,299	156,299	—		2017
Future Development Assets								—
1900 Crystal Drive	—	16,811	53,187	(14,948)	—	55,050	55,050	281	1968	2002
Capitol Point - North	—	32,730	—	18,587	50,829	488	51,317	—		2017
Potomac Yard Land Bay G	—	20,318	—	8,815	26,804	2,329	29,133	—
Potomac Yard Land Bay H	—	38,369	—	29	38,390	8	38,398	—
RTC - West Land	1,398	29,956	—	3,798	29,956	3,798	33,754	—		2017
Square 649	—	15,550	6,451	(1,657)	12,672	7,672	20,344	487		2005
Other Future Development Assets	—	76,771	15,286	30,549	77,185	45,421	122,606	444
Corporate								—
Corporate	500,000	—	—	11,925	—	11,925	11,925	3,788		2017
	1,627,848	1,250,141	2,496,974	2,028,404	1,240,455	4,535,064	5,775,519	1,119,571
Held for sale:
Metropolitan Park (4)	—	65,259	1,326	27,963	82,898	11,650	94,548	32
Pen Place	—	104,473	55	(30,625)	61,970	11,933	73,903	9
	—	169,732	1,381	(2,662)	144,868	23,583	168,451	41
	$1,627,848	$1,419,873	$2,498,355	$2,025,742	$1,385,323	$4,558,647	$5,943,970	$1,119,612

Note: Depreciation of the buildings and improvements is calculated over lives ranging from the life of the lease to 40 years. The net basis of our assets and liabilities for tax reporting purposes is approximately $55.9 million higher than the amounts reported in our balance sheet as of December 31, 2019.

(1)	Represents the contractual debt obligations.

(2)
Includes asset impairments recognized, amounts written off in connection with redevelopment activities, partial sale of assets and the reclassification of the net book value of assets to construction in progress.

(3)	Date of original construction, many assets have had substantial renovation or additional construction. See "Costs Capitalized Subsequent to Acquisition" column.

(4)	In January 2020, we sold the Metropolitan Park land sites to Amazon for a gross sales price of $155.0 million.
The following is a reconciliation of real estate and accumulated depreciation:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Real Estate:
Balance at beginning of the year	$5,895,953	$6,025,797	$4,155,391
Acquisitions	164,320	38,369	—
Additions	469,450	358,976	1,926,404
Assets sold or written‑off	(585,753)	(527,189)	(55,998)
Balance at end of the year	$5,943,970	$5,895,953	$6,025,797
Accumulated Depreciation:
Balance at beginning of year	$1,086,844	$1,011,330	$930,769
Depreciation expense	161,937	151,346	136,559
Accumulated depreciation on assets sold or written‑off	(129,169)	(75,832)	(55,998)
Balance at end of year	$1,119,612	$1,086,844	$1,011,330

(3) Exhibit Index

Exhibits	Description

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

3.1	Declaration of Trust of JBG SMITH Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 21, 2017).

3.2	Articles Supplementary to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 6, 2018).

3.3	Articles of Amendment to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed on May 3, 2018).

3.4	Amended and Restated Bylaws of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 21, 2020).

4.1**	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

10.1
Second Amendment to Credit Agreement, dated as of January 7, 2020, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 7, 2020.)

10.2
First Amendment to Credit Agreement, dated as of May 8, 2019, by and between JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q, filed on August 6, 2019.)

Exhibits	Description
10.3
First Amended and Restated Limited Partnership Agreement of JBG SMITH Properties LP, dated as of July 17, 2017 (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K, filed on March 12, 2018).

10.4
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

10.14†
Employment Agreement, dated as of February 21, 2019, by and between JBG SMITH Properties and Madumita Moina Banerjee (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K, filed on March 12, 2018).

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

10.19†
Amendment No. 1 to the JBG SMITH Properties 2017 Employee Share Purchase Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed on March 12, 2018).

10.20†	JBG SMITH Properties 2017 Omnibus Share Plan (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, filed on July 21, 2017).

10.21†	Form of JBG SMITH Properties Formation Unit Agreement (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form 10, filed on June 12, 2017).

10.22†	Form of JBG SMITH Properties Formation Unit Agreement for Non-Employee Trustees (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form 10, filed on June 12, 2017).

Exhibits	Description
10.23†	Form of JBG SMITH Properties Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form 10, filed on June 12, 2017).

10.24†	Form of JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form 10, filed on June 12, 2017).

10.25†	Form of 2018 Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K, filed on March 12, 2018).

10.26†	Form of JBG SMITH Properties Non-Employee Trustee Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form 10, filed on June 21, 2017).

10.27†	Form of JBG SMITH Properties Non-Employee Trustee Restricted Stock Agreement (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form 10, filed on June 21, 2017).

10.28†	Form of JBG SMITH Properties Non-Employee Trustee Unit Issuance Agreement (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form 10, filed on June 21, 2017).

10.29
Side Letter to Tax Matters Agreement, dated as of August 13, 2018, by and between Vornado Realty Trust and JBG SMITH Properties (incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q filed on November 7, 2018.)

10.30†**	Amendment No. 1 to the JBG SMITH Properties 2017 Omnibus Share Plan, effective February 18, 2020.

10.31†**	Amendment No. 2 to the JBG SMITH Properties 2017 Employee Share Purchase Plan, effective May 1, 2019.

10.32†**	Form of 2020 JBG SMITH Properties Restricted LTIP Unit Agreement.

10.33†**	Form of 2020 JBG SMITH Properties Performance LTIP Unit Agreement.

10.34†**	Form of Amended and Restated 2017 Performance LTIP Unit Agreement.

10.35†**	Form of Amended and Restated 2018 Performance LTIP Unit Agreement.

10.36†
Amended and Restated Employment Agreement, dated as of June 16, 2017, by and between JBG SMITH Properties and Kevin P. Reynolds (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form 10, filed on June 21, 2017).

10.37†**	Letter Agreement, dated as of February 21, 2020, by and between JBG SMITH Properties and Robert A. Stewart.

21.1**	List of Subsidiaries of the Registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

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

JBG SMITH Properties

Date:	February 25, 2020	/s/ Stephen W. Theriot
Stephen W. Theriot
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Steven Roth	Chairman of the Board	February 25, 2020
Steven Roth

/s/ Robert Stewart	Executive Vice Chairman	February 25, 2020
Robert Stewart

/s/ W. Matthew Kelly	Chief Executive Officer	February 25, 2020
W. Matthew Kelly

/s/ Stephen W. Theriot	Chief Financial Officer	February 25, 2020
Stephen W. Theriot	(Principal Financial and Accounting Officer)

/s/ Scott Estes	Trustee	February 25, 2020
Scott Estes

/s/ Alan S. Forman	Trustee	February 25, 2020
Alan S. Forman

/s/ Michael J. Glosserman	Trustee	February 25, 2020
Michael J. Glosserman

/s/ Charles E. Haldeman, Jr.	Trustee	February 25, 2020
Charles E. Haldeman, Jr.

/s/ Carol Melton	Trustee	February 25, 2020
Carol Melton

/s/ William J. Mulrow	Trustee	February 25, 2020
William J. Mulrow

/s/ Mitchell N. Schear	Trustee	February 25, 2020
Mitchell N. Schear

/s/ Ellen Shuman	Trustee	February 25, 2020
Ellen Shuman

/s/ John F. Wood	Trustee	February 25, 2020
John F. Wood