Form 10-Q
period 2020-03-31
JBG SMITH Properties
filed 2020-05-05
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-37994

JBG SMITH PROPERTIES

________________________________________________________________________________

(Exact name of Registrant as specified in its charter)

Maryland	81-4307010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4747 Bethesda Avenue Suite 200 Bethesda MD	20814
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (240) 333-3600

_______________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $0.01 per share	JBGS	New York Stock Exchange

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

As of April 30, 2020, JBG SMITH Properties had 133,599,534 common shares outstanding.

JBG SMITH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value amounts)

	March 31, 2020	December 31, 2019
ASSETS
Real estate, at cost:
Land and improvements	$1,281,375	$1,240,455
Buildings and improvements	3,985,055	3,880,973
Construction in progress, including land	585,103	654,091
	5,851,533	5,775,519
Less accumulated depreciation	(1,155,114)	(1,119,571)
Real estate, net	4,696,419	4,655,948
Cash and cash equivalents	295,442	126,413
Restricted cash	18,577	16,103
Tenant and other receivables, net	56,036	52,941
Deferred rent receivable, net	174,728	169,721
Investments in unconsolidated real estate ventures	542,983	543,026
Other assets, net	281,752	253,687
Assets held for sale	73,876	168,412
TOTAL ASSETS	$6,139,813	$5,986,251

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgages payable, net	$1,294,806	$1,125,777
Revolving credit facility	200,000	200,000
Unsecured term loans, net	297,466	297,295
Accounts payable and accrued expenses	124,811	157,702
Other liabilities, net	228,323	206,042
Liabilities related to assets held for sale	213	—
Total liabilities	2,145,619	1,986,816
Commitments and contingencies
Redeemable noncontrolling interests	503,040	612,758
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized, none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 133,517 and 134,148 shares issued and outstanding as of March 31, 2020 and December 31, 2019	1,336	1,342
Additional paid-in capital	3,723,795	3,633,042
Accumulated deficit	(188,239)	(231,164)
Accumulated other comprehensive loss	(45,941)	(16,744)
Total shareholders' equity of JBG SMITH Properties	3,490,951	3,386,476
Noncontrolling interests in consolidated subsidiaries	203	201
Total equity	3,491,154	3,386,677
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,139,813	$5,986,251

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
REVENUE
Property rentals	$120,380	$119,413
Third-party real estate services, including reimbursements	29,716	27,691
Other revenue	8,011	8,095
Total revenue	158,107	155,199
EXPENSES
Depreciation and amortization	48,489	48,719
Property operating	34,503	32,174
Real estate taxes	18,199	17,235
General and administrative:
Corporate and other	13,176	12,314
Third-party real estate services	28,814	28,066
Share-based compensation related to Formation Transaction and special equity awards	9,441	11,131
Transaction and other costs	5,309	4,895
Total expenses	157,931	154,534
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate ventures, net	(2,692)	3,601
Interest and other income, net	907	951
Interest expense	(12,005)	(17,174)
Gain on sale of real estate	59,477	39,033
Loss on extinguishment of debt	(33)	—
Total other income (expense)	45,654	26,411
INCOME BEFORE INCOME TAX BENEFIT	45,830	27,076
Income tax benefit	2,345	1,172
NET INCOME	48,175	28,248
Net income attributable to redeemable noncontrolling interests	(5,250)	(3,387)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$42,925	$24,861
EARNINGS PER COMMON SHARE:
Basic	$0.32	$0.20
Diluted	$0.32	$0.20
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	134,542	122,573
Diluted	135,429	123,423

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
NET INCOME	$48,175	$28,248
OTHER COMPREHENSIVE LOSS:
Change in fair value of derivative financial instruments	(33,928)	(10,696)
Reclassification of net loss (income) on derivative financial instruments from accumulated other comprehensive loss into interest expense	1,158	(839)
Other comprehensive loss	(32,770)	(11,535)
COMPREHENSIVE INCOME	15,405	16,713
Net income attributable to redeemable noncontrolling interests	(5,250)	(3,387)
Other comprehensive loss attributable to redeemable noncontrolling interests	3,573	1,383
COMPREHENSIVE INCOME ATTRIBUTABLE TO JBG SMITH PROPERTIES	$13,728	$14,709

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
					Other	Noncontrolling
			Additional		Comprehensive	Interests in
	Common Shares		Paid-In	Accumulated	Income	Consolidated	Total
	Shares	Amount	Capital	Deficit	(Loss)	Subsidiaries	Equity
BALANCE AS OF JANUARY 1, 2020	134,148	$1,342	$3,633,042	$(231,164)	$(16,744)	$201	$3,386,677
Net income attributable to common shareholders and noncontrolling interests	—	—	—	42,925	—	—	42,925
Conversion of common limited partnership units to common shares	787	8	31,118	—	—	—	31,126
Common shares repurchased	(1,418)	(14)	(41,163)	—	—	—	(41,177)
Common shares issued pursuant to Employee Share Purchase Plan	—	—	132	—	—	—	132
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	2	2
Redeemable noncontrolling interests redemption value adjustment and other comprehensive loss allocation	—	—	100,666	—	3,573	—	104,239
Other comprehensive loss	—	—	—	—	(32,770)	—	(32,770)
BALANCE AS OF MARCH 31, 2020	133,517	$1,336	$3,723,795	$(188,239)	$(45,941)	$203	$3,491,154

BALANCE AS OF JANUARY 1, 2019	120,937	$1,210	$3,155,256	$(176,018)	$6,700	$204	$2,987,352
Net income attributable to common shareholders and noncontrolling interests	—	—	—	24,861	—	—	24,861
Conversion of common limited partnership units to common shares	1,657	17	57,089	—	—	—	57,106
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	161	161
Redeemable noncontrolling interests redemption value adjustment and other comprehensive (income) loss allocation	—	—	(62,212)	—	1,383	—	(60,829)
Other comprehensive loss	—	—	—	—	(11,535)	—	(11,535)
BALANCE AS OF MARCH 31, 2019	122,594	$1,227	$3,150,133	$(151,157)	$(3,452)	$365	$2,997,116

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$48,175	$28,248
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	17,362	16,589
Depreciation and amortization, including amortization of debt issuance costs	49,360	49,936
Deferred rent	(6,614)	(9,341)
(Income) loss from unconsolidated real estate ventures, net	2,692	(3,601)
Amortization of market lease intangibles, net	(163)	(132)
Amortization of lease incentives	1,609	2,057
Loss on extinguishment of debt	33	—
Gain on sale of real estate	(59,477)	(39,033)
Net unrealized loss (gain) on ineffective derivative financial instruments	(47)	48
Losses on operating lease receivables	2,718	1,568
Return on capital from unconsolidated real estate ventures	532	398
Other non-cash items	(116)	519
Changes in operating assets and liabilities:
Tenant and other receivables	(4,210)	(4,185)
Other assets, net	(1,105)	1,647
Accounts payable and accrued expenses	(5,968)	(18,943)
Other liabilities, net	(2,865)	(7,867)
Net cash provided by operating activities	41,916	17,908
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(107,013)	(68,667)
Deposits for real estate acquisitions	—	(8,525)
Proceeds from sale of real estate	154,493	117,676
Distributions of capital from unconsolidated real estate ventures	—	6,555
Investments in unconsolidated real estate ventures	(3,563)	(2,851)
Net cash provided by investing activities	43,917	44,188
FINANCING ACTIVITIES:
Finance lease payments	(2,642)	(33)
Borrowings under mortgages payable	175,000	—
Borrowings under revolving credit facility	200,000	—
Repayments of mortgages payable	(2,221)	(3,065)
Repayments of revolving credit facility	(200,000)	—
Debt issuance costs	(9,278)	—
Common shares repurchased	(41,177)	—
Dividends paid to common shareholders	(30,184)	(39,298)
Distributions to redeemable noncontrolling interests	(3,828)	(5,895)
Contributions from noncontrolling interests	—	124
Net cash provided by (used in) financing activities	85,670	(48,167)
Net increase in cash and cash equivalents and restricted cash	171,503	13,929
Cash and cash equivalents and restricted cash as of the beginning of the period	142,516	399,532
Cash and cash equivalents and restricted cash as of the end of the period	$314,019	$413,461
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AS OF END OF THE PERIOD:
Cash and cash equivalents	$295,442	$395,584
Restricted cash	18,577	17,877
Cash and cash equivalents and restricted cash	$314,019	$413,461
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $5,268 and $6,915 in 2020 and 2019)	10,927	15,489
Accrued capital expenditures included in accounts payable and accrued expenses	76,418	74,299
Write-off of fully depreciated assets	7,111	18,477
Conversion of common limited partnership units to common shares	31,126	57,001
Recognition (derecognition) of operating lease right-of-use assets	(13,151)	35,318
Recognition (derecognition) of liabilities related to operating lease right-of-use assets	(13,151)	37,922
Recognition of finance lease right-of-use assets	42,354	—
Recognition of liabilities related to finance lease right-of-use assets	40,684	—
Cash paid for amounts included in the measurement of lease liabilities for operating leases	1,396	1,708

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Organization and Basis of Presentation

Organization

JBG SMITH Properties ("JBG SMITH") is a Maryland real estate investment trust ("REIT"), which owns and operates a portfolio of high-growth commercial and multifamily assets, many of which are amenitized with ancillary retail. JBG SMITH's portfolio reflects its longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area that have high barriers to entry and key urban amenities, including being within walking distance of a Metro station. Substantially all of JBG SMITH's assets are held by, and its operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), its operating partnership. As of March 31, 2020, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 90.3% of its common limited partnership units ("OP Units"). JBG SMITH is hereinafter referred to as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures.

We were organized for the purpose of receiving, via the spin-off on July 17, 2017 (the "Separation"), substantially all of the assets and liabilities of Vornado Realty Trust's ("Vornado") Washington, D.C. segment. On July 18, 2017, we acquired the management business and certain assets and liabilities of The JBG Companies ("JBG") (the "Combination"). The Separation and the Combination are collectively referred to as the "Formation Transaction."

As of March 31, 2020, our Operating Portfolio consisted of 64 operating assets comprising 44 commercial assets totaling 13.3 million square feet (11.1 million square feet at our share) and 20 multifamily assets totaling 7,367 units (5,583 units at our share). Additionally, we have (i) four assets under construction comprising two wholly owned commercial assets totaling 380,000 square feet and two multifamily assets totaling 755 units (577 units at our share); and (ii) 37 future development assets totaling approximately 20.0 million square feet (16.7 million square feet at our share) of estimated potential development density.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission.

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

References to our financial statements refer to our condensed consolidated financial statements as of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019. References to our balance sheets refer to our condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019. References to our statements of operations refer to our condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019. References to our statements of comprehensive income refer to our condensed consolidated statements of comprehensive income for the three months ended March 31, 2020 and 2019. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019.

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (P.L. 116-136) that was enacted on March 27, 2020 includes several significant tax provisions that could impact us and our taxable REIT subsidiaries ("TRSs"). These changes include:

●	the elimination of the taxable income limit for net operating losses ("NOLs") for all taxable years beginning before January 1, 2021, thereby permitting corporate taxpayers to use NOLs to fully offset taxable income (although we, as a REIT, will continue to only be able to use NOLs against taxable income remaining after taking into account any dividends paid deduction);
●	the ability for our TRSs to utilize carryback NOLs arising in 2018, 2019 and 2020 to the five taxable years preceding the taxable year of the loss;
●	an increase of the business interest limitation under Section 163(j) of the Code from 30% to 50% for taxable years beginning in 2019 and 2020, and the addition of an election by taxpayers to use their 2019 adjusted taxable income as their adjusted taxable income in 2020 for purposes of applying the limitation; and
●	a “technical correction” amending Section 168(e)(3)(E) of the Code to add “qualified improvement property” to “15-year property” and assigning a class life of 20-years under Section 168(g)(3)(B) of the Code to qualified improvement property under Section 168(e)(3)(E)(vii) of the Code.

During the three months ended March 31, 2020, as a result of the CARES Act, we made adjustments to the net deferred tax liability amounts, which relate to “qualified improvement property” owned by our TRSs.

2.Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes to our significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates include: (i) the underlying cash flows and holding periods used in assessing impairment; (ii) the determination of useful lives for tangible and intangible assets; and (iii) the assessment of the collectability of receivables, including deferred rent receivables. Due to the current pandemic of the novel coronavirus, or COVID-19, commencing in March 2020, authorities in jurisdictions where our properties are located issued stay-at-home orders and restrictions on travel and the types of businesses permitted to continue operations. The extent to which the COVID-19 pandemic impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted. The extent and duration of the stay-at-home orders and other effects of COVID-19 on us and our tenants will effect estimates used in the preparation of the underlying cash flows used in assessing our long-lived assets for impairment and the assessment of the collectability of receivables from tenants, including deferred rent receivables. We have made, what we believe to be, appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent these estimates differ from actual results, our consolidated financial statements may be materially affected.

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, many lessors may provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in Accounting Standards Codification Topic 842, Leases ("Topic 842") addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate an exceptionally high volume of concessions being so rapidly executed to address the sudden liquidity constraints of certain lessees caused by the COVID-19 pandemic. In April 2020, the Financial Accounting Standards Board ("FASB") issued a document that allows lessors to elect not to evaluate whether lease-related relief provided to mitigate the economic effects of COVID-19 is a lease modification under Topic 842. This election would allow lessors to bypass a lease-by-lease analysis, and instead choose to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. Entities making this election would continue to recognize property rental revenue on a straight-line basis. Rent abatements would be recognized as reductions to property rental revenue during the period for which they relate. Rent deferrals would not impact the recognition of property rental revenue, but would result in an increase to tenant receivables during the deferral period. We are evaluating this policy election and have not determined if we will evaluate any lease-related relief we provide to mitigate the economic effects of COVID-19 as a lease modification under Topic 842. While we did not grant any lease-related relief as a result of COVID-19 during the three months ended March 31, 2020, we are in discussions with tenants and have granted rent concessions or other lease-related relief since March 31, 2020, and expect to grant additional lease-related relief, such as the deferral of lease payments, for a period of time. The nature and financial impact of such rent relief is currently unknown as negotiations are in progress.

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform ("Topic 848"). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over time as reference rate reform activities occur. During the three months ended March 31, 2020, we elected to apply the hedge accounting expedients related to (i) the assertion that our hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of our derivatives, which will be consistent with our past presentation. We will continue to evaluate the impact of the guidance and may apply other elections, as applicable, as additional changes in the market occur.

3.Disposition and Assets Held for Sale

Disposition

The following is a summary of disposition activity for the three months ended March 31, 2020:

Gain on
				Total	Gross	Cash	Sale of
				Square	Sales	Proceeds	Real
Date Disposed	Assets	Segment	Location	Feet	Price	from Sale	Estate
(In thousands)
January 15, 2020	Metropolitan Park (1)	Other	Arlington, Virginia	2,150	$154,952	$154,493	$59,477
(1)	The property, which was sold to Amazon.com ("Amazon"), was part of a like-kind exchange. See Note 5 for additional information. Total square feet represents potential development density approved by Arlington County.

Assets Held for Sale

As of March 31, 2020 and December 31, 2019, we had certain real estate properties that were classified as held for sale. The amounts included in "Assets held for sale" in our balance sheets primarily represent the carrying value of real estate. The following is a summary of assets held for sale:

					Liabilities
					Related to
			Total	Assets Held	Assets Held
Assets	Segment	Location	Square Feet (1)	for Sale	for Sale
				(In thousands)
March 31, 2020
Pen Place (2)	Other	Arlington, Virginia	2,080	$73,876	$213

December 31, 2019
Pen Place (2)	Other	Arlington, Virginia	2,080	$73,895	$—
Metropolitan Park (3)	Other	Arlington, Virginia	2,150	94,517	—
			4,230	$168,412	$—
(1)	Represents estimated or approved potential development density.
(2)	In March 2019, we entered into an agreement for the sale of Pen Place for $149.9 million, subject to customary closing conditions. The sale of Pen Place to Amazon is expected to close in 2021.
(3)	As noted above, we sold Metropolitan Park to Amazon in January 2020.

4.Investments in Unconsolidated Real Estate Ventures

The following is a summary of the composition of our investments in unconsolidated real estate ventures:

	Ownership
Real Estate Venture Partners	Interest (1)	March 31, 2020	December 31, 2019
		(In thousands)
Prudential Global Investment Management	50.0%	$217,076	$215,624
CPPIB	55.0%	112,808	109,911
Landmark	1.8% - 49.0%	76,201	77,944
CBREI Venture	5.0% - 64.0%	67,084	68,405
Berkshire Group	50.0%	46,859	46,391
Brandywine	30.0%	13,741	13,830
Pacific Life Insurance Company (2)	20.0%	8,653	10,385
Other		561	536
Total investments in unconsolidated real estate ventures		$542,983	$543,026
(1)	Ownership interests as of March 31, 2020. We have multiple investments with certain venture partners with varying ownership interests.
(2)	In March 2020, we acquired an additional 3.33% ownership interest in the real estate venture. On March 27, 2020, the Wardman Park hotel, the sole asset in this real estate venture, was closed due to the COVID-19 pandemic.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $6.7 million and $6.0 million for the three months ended March 31, 2020 and 2019 for such services.

Reconsideration events could cause us to consolidate these unconsolidated real estate ventures in the future or deconsolidate a consolidated entity. We evaluate reconsideration events as we become aware of them. Reconsideration events include additional contributions being required by each partner and each partner's ability to make those contributions. Under certain circumstances, we may purchase our partner's interest. Our unconsolidated real estate ventures are held in entities which appear sufficiently stable to meet their capital requirements; however, if market conditions worsen and our partners are unable to meet their commitments, we may have to consolidate these entities

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted
	Average Effective
	Interest Rate (1)	March 31, 2020	December 31, 2019
		(In thousands)
Variable rate (2)	3.42%	$644,399	$629,479
Fixed rate (3)	4.00%	558,657	561,236
Unconsolidated real estate ventures - mortgages payable		1,203,056	1,190,715
Unamortized deferred financing costs		(2,525)	(2,859)
Unconsolidated real estate ventures - mortgages payable, net (4)		$1,200,531	$1,187,856
(1)	Weighted average effective interest rate as of March 31, 2020.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(4)	See Note 17 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

In April 2020, our real estate venture with CPPIB entered into a mortgage loan with a maximum principal balance of $160.0 million collateralized by 1900 N Street. The venture initially received proceeds from the mortgage loan of $134.5 million, with the additional $25.5 million available in the future.

The following is a summary of the financial information for our unconsolidated real estate ventures:

	March 31, 2020	December 31, 2019
	(In thousands)
Combined balance sheet information:
Real estate, net	$2,487,578	$2,493,961
Other assets, net	298,937	291,092
Total assets	$2,786,515	$2,785,053

Borrowings, net	$1,200,531	$1,187,856
Other liabilities, net	173,965	168,243
Total liabilities	1,374,496	1,356,099
Total equity	1,412,019	1,428,954
Total liabilities and equity	$2,786,515	$2,785,053

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Combined income statement information:
Total revenue	$69,579	$59,991
Operating loss	(482)	(433)
Net loss	(18,165)	(15,227)

5.Variable Interest Entities

We hold various interests in entities deemed to be VIEs, which we evaluate at acquisition, formation, after a change in the ownership agreement or after a change in the real estate venture's economics to determine if the VIEs should be consolidated in our financial statements or should no longer be considered a VIE. Certain criteria we assess in determining whether the VIEs should be consolidated relate to our control over significant business activities, our voting rights and the noncontrolling interest kick-out rights, which ultimately dictate whether we are the primary beneficiary of the VIE.

Unconsolidated VIEs

As of March 31, 2020 and December 31, 2019, we had interests in entities deemed to be VIEs that are in the development stage and do not hold sufficient equity at risk or conduct substantially all their operations on behalf of an investor with disproportionately few voting rights. Although we are engaged to act as the managing partner in charge of day-to-day operations of these investees, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's performance. We account for our investment in these entities under the equity method. As of March 31, 2020 and December 31, 2019, the net carrying amounts of our investment in these entities were $242.7 million and $242.9 million, which are included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs is included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and certain guarantees. See Note 17 for additional information.

Consolidated VIEs

JBG SMITH LP is our most significant consolidated VIE. We hold 90.3% of the limited partnership interest in the operating partnership, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management.

We consolidate VIEs in which we control the significant business activities. These entities are VIEs because they are in the development stage and/or do not hold sufficient equity at risk. We are the primary beneficiaries of these VIEs because the noncontrolling interest holders do not have substantive kick-out or participating rights, and we control the significant business activities.

The noncontrolling interests of JBG SMITH LP do not have substantive liquidation rights, substantive kick-out rights without cause, or substantive participating rights that could be exercised by a simple majority of noncontrolling interest limited partners (including by such a limited partner unilaterally). Because the noncontrolling interest holders do not have these rights, JBG SMITH LP is a VIE. As general partner, we have the power to direct the activities of JBG SMITH LP that most significantly affect its performance, and through our majority interest, we have both the right to receive benefits from and the obligation to absorb losses of JBG SMITH LP. Accordingly, we are the primary beneficiary of JBG SMITH LP and consolidate it in our financial statements. Because we conduct our business and hold our assets and liabilities through JBG SMITH LP, its total assets and liabilities comprise substantially all of our consolidated assets and liabilities.

In conjunction with the acquisition of F1RST Residences in December 2019, we entered into a like-kind exchange agreement with a third-party intermediary. As of December 31, 2019, the third-party intermediary was the legal owner of the entity that owned this property. We determined we were the primary beneficiary of the VIE, and accordingly, we consolidated the property and its operations as of the acquisition date. Legal ownership of this entity was transferred to us by the third-party intermediary as the like-kind exchange agreement was completed with the sale of Metropolitan Park in January 2020.

As of March 31, 2020, in addition to JBG SMITH LP, we consolidated one VIE with total assets and liabilities of $146.6 million and $7.6 million. As of December 31, 2019, in addition to JBG SMITH LP, we consolidated two VIEs with total assets and liabilities of $136.8 million and $11.8 million. For consolidated VIEs other than JBG SMITH LP, only the assets of the respective VIE can be used to settle obligations of that VIE, and their creditors have no recourse to our wholly owned assets.

6.Other Assets, Net

The following is a summary of other assets, net:

	March 31, 2020	December 31, 2019
	(In thousands)
Deferred leasing costs, net	$125,155	$126,016
Lease intangible assets, net	21,669	23,644
Other identified intangible assets, net	47,031	48,620
Operating lease right-of-use assets, net	6,564	19,865
Finance lease right-of-use asset (1)	42,316	—
Prepaid expenses	10,735	12,556
Deferred financing costs on credit facility, net	7,919	3,071
Deposits	3,210	3,210
Derivative agreements, at fair value	63	—
Other	17,090	16,705
Total other assets, net	$281,752	$253,687
(1)	Related to an amendment of the ground lease for 1730 M Street executed during the three months ended March 31, 2020. The amendment extended the expiration date of the lease from April 2061 to December 2118, and resulted in its reclassification from an operating to a finance lease.

7.Debt

Mortgages Payable

The following is a summary of mortgages payable:

	Weighted Average
	Effective
	Interest Rate (1)	March 31, 2020	December 31, 2019
		(In thousands)
Variable rate	2.35%	$177,200	$2,200
Fixed rate (2)	4.28%	1,123,426	1,125,648
Mortgages payable		1,300,626	1,127,848
Unamortized deferred financing costs and premium/ discount, net		(5,820)	(2,071)
Mortgages payable, net		$1,294,806	$1,125,777
(1)	Weighted average effective interest rate as of March 31, 2020.
(2)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

As of March 31, 2020 and December 31, 2019, the net carrying value of real estate collateralizing our mortgages payable totaled $1.6 billion and $1.4 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain of our mortgages payable are recourse to us. See Note 17 for additional information.

During the three months ended March 31, 2020, we entered into a mortgage loan with a principal balance of $175.0 million collateralized by 4747 Bethesda Avenue. In April 2020, we refinanced the mortgage loan collateralized by RTC-West, increasing the principal balance to $117.3 million from $97.1 million. During the three months ended March 31, 2020, we repaid mortgages payable with an aggregate principal balance of $2.2 million.

As of March 31, 2020 and December 31, 2019, we had various interest rate swap and cap agreements on certain of our mortgages payable with an aggregate notional value of $1.0 billion and $867.6 million. See Note 15 for additional information.

Credit Facility

As of March 31, 2020, our $1.4 billion credit facility consisted of a $1.0 billion revolving credit facility maturing in January 2025, a delayed draw $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023, and a delayed draw $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. As of December 31, 2019, we had an outstanding balance of $200.0 million under the revolving credit facility, which was repaid in February 2020. In March 2020, we drew $200.0 million under the revolving credit facility. In April 2020, we drew an additional $300.0 million under the revolving credit facility and the remaining $100.0 million under our Tranche A-1 Term Loan.

As of March 31, 2020 and December 31, 2019, we had interest rate swaps with an aggregate notional value of $300.0 million and $237.6 million. The interest rate swaps effectively convert the variable interest rate applicable to our Tranche A-1 and A-2 Term Loans to a fixed interest rate. The interest rate swaps applicable to our Tranche A-1 and A-2 Term Loans mature in January 2023 and July 2024 and provide a weighted average base interest rate under the Tranche A-1 and A-2 Term Loans of 2.12% and 1.34% per annum as of March 31, 2020. As of March 31, 2020, we had a forward-starting swap with an effective date of July 18, 2020 and a notional value of $100.0 million, which will effectively convert the variable interest rate applicable to the April 2020 draw of $100.0 million under our Tranche A-1 Loan to a fixed interest rate upon the effective date of the swap.

The following is a summary of amounts outstanding under the credit facility:

	Effective
	Interest Rate (1)	March 31, 2020	December 31, 2019
		(In thousands)
Revolving credit facility (2) (3) (4)	2.04%	$200,000	$200,000

Tranche A-1 Term Loan (5)	3.32%	$100,000	$100,000
Tranche A-2 Term Loan (6)	2.49%	200,000	200,000
Unsecured term loans		300,000	300,000
Unamortized deferred financing costs, net		(2,534)	(2,705)
Unsecured term loans, net		$297,466	$297,295
(1)	Effective interest rate as of March 31, 2020.
(2)	As of both March 31, 2020 and December 31, 2019, letters of credit with an aggregate face amount of $1.5 million were outstanding under our revolving credit facility.
(3)	As of March 31, 2020 and December 31, 2019, net deferred financing costs related to our revolving credit facility totaling $7.9 million and $3.1 million were included in "Other assets, net."
(4)	The interest rate for the revolving credit facility excludes a 0.15% facility fee. In April 2020, we drew an additional $300.0 million under the revolving credit facility.
(5)	As of March 31, 2020 and December 31, 2019, the outstanding balance was fixed by interest rate swap agreements. In April 2020, we drew $100.0 million under the Tranche A-1 Term Loan.
(6)	As of March 31, 2020 and December 31, 2019, the outstanding balance was fixed by interest rate swap agreements with a notional value of $200.0 million and $137.6 million.

8.Other Liabilities, Net

The following is a summary of other liabilities, net:

	March 31, 2020	December 31, 2019
	(In thousands)
Lease intangible liabilities, net	$11,773	$12,324
Prepaid rent	26,428	23,612
Lease assumption liabilities	15,035	17,589
Lease incentive liabilities	19,481	20,854
Liabilities related to operating lease right-of-use assets	14,100	28,476
Liabilities related to finance lease right-of-use assets (1)	39,711	—
Security deposits	16,305	16,348
Environmental liabilities	17,898	17,898
Net deferred tax liability	4,456	5,542
Dividends payable	—	34,012
Derivative agreements, at fair value	50,169	17,440
Other	12,967	11,947
Total other liabilities, net	$228,323	$206,042
(1)	Related to an amendment of the ground lease for 1730 M Street executed during the three months ended March 31, 2020. The amendment extended the expiration date of the lease from April 2061 to December 2118, and resulted in its reclassification from an operating to a finance lease.

9.Redeemable Noncontrolling Interests

JBG SMITH LP

A portion of the OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. During the three months ended March 31, 2020 and 2019, unitholders redeemed

787,253 and 1.7 million OP Units, which we elected to redeem for an equivalent number of our common shares. As of March 31, 2020, outstanding OP Units totaled 14.4 million, representing a 9.7% ownership interest in JBG SMITH LP. On our balance sheets, our OP Units and certain vested LTIPs are presented at the higher of their redemption value or their carrying value, with such adjustments recognized in "Additional paid-in capital." Redemption value per OP Unit is equivalent to the market value of one of our common shares at the end of the period. In April 2020, unitholders redeemed 81,983 OP Units, which we elected to redeem for an equivalent number of our common shares.

Consolidated Real Estate Venture

We are a partner in a real estate venture that owns an under construction multifamily asset located at 965 Florida Avenue in Washington, D.C. Pursuant to the terms of the real estate venture agreement, we will fund all capital contributions until our ownership interest reaches a maximum of 97.0%. Our partner can redeem its interest for cash two, but no later than seven years, after delivery. As of March 31, 2020, we held a 95.5% ownership interest in the real estate venture.

The following is a summary of the activity of redeemable noncontrolling interests:

	Three Months Ended March 31,
	2020			2019
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total
	(In thousands)
Balance as of beginning of period	$606,699	$6,059	$612,758	$552,159	$5,981	$558,140
OP Unit redemptions	(31,126)	—	(31,126)	(57,001)	—	(57,001)
Long-term incentive partnership units ("LTIP Units") issued in lieu of cash bonuses (1)	3,616	—	3,616	3,135	—	3,135
Net income (loss) attributable to redeemable noncontrolling interests	5,253	(3)	5,250	3,386	1	3,387
Other comprehensive loss	(3,573)	—	(3,573)	(1,383)	—	(1,383)
Share-based compensation expense	16,781	—	16,781	16,273	—	16,273
Adjustment to redemption value	(100,666)	—	(100,666)	62,212	—	62,212
Balance as of end of period	$496,984	$6,056	$503,040	$578,781	$5,982	$584,763
(1)	See Note 11 for additional information.

10.Property Rentals Revenue

The following is a summary of property rentals revenue from our non-cancellable leases:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Fixed	$110,933	$113,590
Variable	9,447	5,823
Property rentals revenue	$120,380	$119,413

11.Share-Based Payments

LTIP and Time-Based LTIP Units

During the three months ended March 31, 2020, we granted 381,504 LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") to management and other employees with a weighted average grant-date fair value of $38.52 per unit that vest over four years, 25.0% per year, subject to continued employment. Compensation expense for these units is being recognized over a four-year period. The aggregate grant-date fair value of these Time-Based LTIP Units granted during the three months ended March 31, 2020 was $14.7 million, valued using Monte Carlo simulations.

Additionally, during the three months ended March 31, 2020, we granted 90,094 fully vested LTIP Units, with a grant-date fair value of $40.13 per unit, to certain executives who elected to receive all or a portion of their cash bonus paid in 2020, related to 2019 service, as LTIP Units. Compensation expense totaling $3.6 million for these LTIP Units was recognized in 2019.

The following is a summary of the significant assumptions used to value the LTIP and Time-Based LTIP Units:

Expected volatility	18.0%
Risk-free interest rate	1.5%
Post-grant restriction periods	2 years

In April 2020, as part of their annual compensation, we granted a total of 54,607 fully vested LTIP Units to certain of our trustees with an aggregate grant-date fair value of $1.5 million.

Performance-Based LTIP

During the three months ended March 31, 2020, we granted 593,100 LTIP Units with performance-based vesting requirements ("Performance-Based LTIP Units") to management and other employees with a weighted average grant-date fair value of $18.67 per unit. Our Performance-Based LTIP Units have a three-year performance period. 50% of any Performance-Based LTIP Units that are earned vest at the end of the three-year performance period and the remaining 50% on the fourth anniversary of the date of grant, subject to continued employment.

The aggregate grant-date fair value of the Performance-Based LTIP Units granted during the three months ended March 31, 2020 was $11.1 million, valued using Monte Carlo simulations. Compensation expense for the Performance-Based LTIP Units is being recognized over a four-year period. The following is a summary of the significant assumptions used to value the Performance-Based LTIP Units:

Expected volatility	15.0%
Dividend yield	2.3%
Risk-free interest rate	1.3%

Share-Based Compensation Expense

The following is a summary of share-based compensation expense:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Time-Based LTIP Units	$3,351	$2,934
Performance-Based LTIP Units	3,989	2,208
Other equity awards (1)	1,549	1,059
Share-based compensation expense - other	8,889	6,201
Formation Awards	1,259	1,660
OP Units (2)	6,641	7,931
LTIP Units (2)	112	108
Special Performance-Based LTIP Units (3)	671	644
Special Time-Based LTIP Units (3)	758	788
Share-based compensation related to Formation Transaction and special equity awards (4)	9,441	11,131
Total share-based compensation expense	18,330	17,332
Less amount capitalized	(968)	(743)
Share-based compensation expense	$17,362	$16,589

(1)	Primarily comprising compensation expense for certain executives who have elected to receive all or a portion of any cash bonus that may be paid in the subsequent year related to past service in the form of fully vested LTIP Units and related to our employee share purchase plan.
(2)	Represents share-based compensation expense for LTIP Units and OP Units subject to post-Combination employment obligations.
(3)	Represents equity awards issued related to our successful pursuit of Amazon's additional headquarters in National Landing.
(4)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in the accompanying statements of operations.

As of March 31, 2020, we had $90.3 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 2.1 years.

12.Transaction and Other Costs

The following is a summary of transaction and other costs:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Demolition costs (1)	$—	$2,319
Formation Transaction and integration costs (2)	1,309	2,105
Completed, potential and pursued transaction expenses	—	471
Other (3)	4,000	—
Transaction and other costs	$5,309	$4,895
(1)	Related to 1900 Crystal Drive.
(2)	Includes integration and severance costs.
(3)	Represents a charitable commitment to the Washington Housing Conservancy, a non-profit that will acquire and own affordable workforce housing in the Washington D.C. metropolitan region.

13.Interest Expense

The following is a summary of interest expense:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Interest expense before capitalized interest	$16,701	$22,877
Amortization of deferred financing costs	619	1,164
Net unrealized (gain) loss on derivative financial instruments not designated as cash flow hedges	(47)	48
Capitalized interest	(5,268)	(6,915)
Interest expense	$12,005	$17,174

14.Shareholders' Equity and Earnings Per Common Share

Common Shares Repurchased

In March 2020, our Board of Trustees authorized the repurchase of up to $500 million of our outstanding common shares. During the three months ended March 31, 2020, we repurchased and retired 1.4 million common shares for $41.2 million, an average purchase price of $29.01 per share.

Earnings Per Common Share

The following is a summary of the calculation of basic and diluted earnings per common share and a reconciliation of the amounts of net income available to common shareholders used in calculating basic and diluted earnings per common share to net income:

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share amounts)
Net income	$48,175	$28,248
Net income attributable to redeemable noncontrolling interests	(5,250)	(3,387)
Net income attributable to common shareholders	$42,925	$24,861

Weighted average number of common shares outstanding — basic	134,542	122,573
Effect of dilutive securities	887	850
Weighted average number of common shares outstanding — diluted	135,429	123,423

Earnings per common share:
Basic	$0.32	$0.20
Diluted	$0.32	$0.20

The effect of the redemption of OP Units and Time-Based LTIP Units that were outstanding as of March 31, 2020 and 2019 is excluded in the computation of diluted earnings per common share as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings per share). Since OP Units and Time-Based LTIP Units, which are held by noncontrolling interests, are attributed gains at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average OP Unit and Time-Based LTIP Unit impact are excluded from net income available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted earnings per common share. Performance-Based LTIP Units, Special Performance-Based LTIP Units and Formation Awards, which totaled 4.1 million and 3.9 million for the three months ended March 31, 2020 and 2019, were excluded from the calculation of diluted earnings per common share as they were antidilutive, but potentially could be dilutive in the future.

15.Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.

As of March 31, 2020 and December 31, 2019, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized loss on our derivative financial instruments designated as cash flow hedges was $50.5 million and $17.7 million as of March 31, 2020 and December 31, 2019 and was recorded in "Accumulated other comprehensive loss" in our balance sheets, of which a portion was reclassified to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $16.0 million as an increase to interest expense. The net unrealized gain (loss) on our derivative financial instruments not designated as cash flow hedges was $47,000 and $(48,000) for the three months ended March 31, 2020 and 2019, and was recorded in "Interest expense" in our statements of operations and "Net unrealized loss (gain) on ineffective derivative financial instruments" in our statements of cash flows.

Accounting Standards Codification 820 ("Topic 820"), Fair Value Measurement and Disclosures, defines fair value and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:

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

The following is a summary of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2020
Derivative financial instruments designated as cash flow hedges:
Classified as liabilities in "Other liabilities, net"	$50,169	—	$50,169	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	63	—	63	—

December 31, 2019
Derivative financial instruments designated as cash flow hedges:
Classified as liabilities in "Other liabilities, net"	$17,440	—	$17,440	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2020 and December 31, 2019, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains and losses included in "Other comprehensive loss" in our statements of comprehensive income for the three months ended March 31, 2020 and 2019 were attributable to the net change in unrealized gains or losses related to the interest rate swaps that were outstanding during those periods, none of which were reported in our statements of operations as the interest rate swaps were documented and qualified as hedging instruments.

Financial Assets and Liabilities Not Measured at Fair Value

As of March 31, 2020 and December 31, 2019, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	March 31, 2020		December 31, 2019
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value
	(In thousands)
Financial liabilities:
Mortgages payable	$1,300,626	$1,223,797	$1,127,848	$1,162,890
Revolving credit facility	200,000	196,930	200,000	200,177
Unsecured term loans	300,000	296,208	300,000	300,607
(1)	The carrying amount consists of principal only.

The fair values of the mortgages payable, revolving credit facility and unsecured term loans were determined using Level 2 inputs of the fair value hierarchy.

16.Segment Information

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

With respect to the third-party asset management and real estate services business, the CODM reviews revenue streams generated by this segment ("Third-party real estate services, including reimbursements"), as well as the expenses attributable to the segment ("General and administrative: third-party real estate services"), which are both disclosed separately in our statements of operations. The following represents the components of revenue from our third-party real estate services business:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Property management fees	$6,024	$5,428
Asset management fees	2,724	3,488
Leasing fees	1,747	2,213
Development fees	2,812	1,596
Construction management fees	1,013	629
Other service revenue	1,635	883
Third-party real estate services revenue, excluding reimbursements	15,955	14,237
Reimbursements revenue (1)	13,761	13,454
Third-party real estate services revenue, including reimbursements	29,716	27,691
Third-party real estate services expenses	28,814	28,066
Third-party real estate services revenue less expenses	$902	$(375)
(1)	Represents reimbursement of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Management company assets primarily consist of management and leasing contracts with a net book value of $29.9 million and $31.5 million and are classified in "Other assets, net" in our balance sheets as of March 31, 2020 and December 31, 2019. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

The following is the reconciliation of net income attributable to common shareholders to consolidated NOI:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income attributable to common shareholders	$42,925	$24,861
Add:
Depreciation and amortization expense	48,489	48,719
General and administrative expense:
Corporate and other	13,176	12,314
Third-party real estate services	28,814	28,066
Share-based compensation related to Formation Transaction and special equity awards	9,441	11,131
Transaction and other costs	5,309	4,895
Interest expense	12,005	17,174
Loss on extinguishment of debt	33	—
Income tax benefit	(2,345)	(1,172)
Net income attributable to redeemable noncontrolling interests	5,250	3,387
Less:
Third-party real estate services, including reimbursements	29,716	27,691
Other revenue (1)	1,630	1,640
Income (loss) from unconsolidated real estate ventures, net	(2,692)	3,601
Interest and other income, net	907	951
Gain on sale of real estate	59,477	39,033
Consolidated NOI	$74,059	$76,459
(1)	Excludes parking revenue of $6.4 million and $6.5 million for the three months ended March 31, 2020 and 2019.

The following is a summary of NOI by segment. Items classified in the Other column include future development assets, corporate entities and the elimination of intersegment activity.

	Three Months Ended March 31, 2020
	Commercial	Multifamily	Other	Total
	(In thousands)
Property rentals revenue	$91,198	$32,803	$(3,621)	$120,380
Other property revenue	6,244	137	—	6,381
Total property revenue	97,442	32,940	(3,621)	126,761
Property expense:
Property operating	27,943	10,307	(3,747)	34,503
Real estate taxes	12,372	4,738	1,089	18,199
Total property expense	40,315	15,045	(2,658)	52,702
Consolidated NOI	$57,127	$17,895	$(963)	$74,059

	Three Months Ended March 31, 2019
	Commercial	Multifamily	Other	Total
	(In thousands)
Property rentals revenue	$96,247	$28,249	$(5,083)	$119,413
Other property revenue	6,375	80	—	6,455
Total property revenue	102,622	28,329	(5,083)	125,868
Property expense:
Property operating	30,481	7,967	(6,274)	32,174
Real estate taxes	12,513	3,548	1,174	17,235
Total property expense	42,994	11,515	(5,100)	49,409
Consolidated NOI	$59,628	$16,814	$17	$76,459

The following is a summary of certain balance sheet data by segment:

	Commercial	Multifamily	Other	Total
	(In thousands)
March 31, 2020
Real estate, at cost	$3,450,039	$2,016,514	$384,980	$5,851,533
Investments in unconsolidated real estate ventures	398,849	107,162	36,972	542,983
Total assets (1)	3,570,707	1,697,302	871,804	6,139,813
December 31, 2019
Real estate, at cost	$3,415,294	$1,998,297	$361,928	$5,775,519
Investments in unconsolidated real estate ventures	396,199	107,882	38,945	543,026
Total assets (1)	3,361,122	1,682,872	942,257	5,986,251
(1)	Includes assets held for sale. See Note 3 for additional information.

17.Commitments and Contingencies

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

Construction Commitments

As of March 31, 2020, we had construction in progress that will require an additional $114.6 million to complete ($93.9 million related to our consolidated entities and $20.7 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next one to two years.

These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, issuance and sale of equity securities and available cash.

Environmental Matters

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $17.9 million as of both March 31, 2020 and December 31, 2019  and are included in "Other liabilities, net" in our balance sheets.

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

As of March 31, 2020, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $57.5 million. As of March 31, 2020, we had no principal payment guarantees related to our unconsolidated real estate ventures.

Additionally, with respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (1) guarantee portions of the principal, interest and other amounts, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) and (3) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of March 31, 2020, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

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

18.Transactions with Related Parties

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $5.3 million and $5.2 million during the three months ended March 31, 2020 and 2019, which is included in "Property operating expenses" in our statements of operations.

Our third-party asset management and real estate services business provides fee-based real estate services to third parties, the JBG Legacy Funds and the Washington Housing Initiative ("WHI"). We provide services for the benefit of the JBG Legacy Funds that own interests in the assets retained by the JBG Legacy Funds. In connection with the contribution to us of the assets formerly owned by the JBG Legacy Funds as part of the Formation Transaction, the general partner and managing member interests in the JBG Legacy Funds that were held by certain former JBG executives (and who became members of our management team and/or Board of Trustees) were not transferred to us and remain under the control of these individuals. In addition, certain members of our senior management and Board of Trustees have an ownership interest in the JBG Legacy Funds and own carried interests in each fund and in certain of our real estate ventures that entitle them to receive cash payments if the fund or real estate venture achieves certain return thresholds.

The WHI was launched by us and the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. We are the manager for the WHI Impact Pool, which is the social impact investment vehicle of the WHI. As of March 31, 2020, the WHI Impact Pool had completed closings of capital commitments totaling $104.8 million, which included a commitment from us of $10.2 million.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds and the WHI Impact Pool was $8.0 million and $8.4 million for the three months ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, we had receivables from the JBG Legacy Funds and the WHI Impact Pool totaling $8.3 million and $6.2 million for such services.

We rented our former corporate offices from an unconsolidated real estate venture and made payments totaling $1.3 million and $1.2 million for the three months ended March 31, 2020 and 2019. In November 2019, we relocated our corporate headquarters. Upon the relocation of our corporate headquarters, we impaired the right-of-use asset due to our change in the use of the asset.

19.Subsequent Events

On April 30, 2020, our Board of Trustees declared a quarterly dividend of $0.225 per common share, payable on May 27, 2020 to shareholders of record as of May 13, 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "estimates," "intends," "plans," "would," "may" or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.

One of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on our financial condition, results of operations, cash flows, performance, tenants, the real estate market and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts us and our tenants depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Organization and Basis of Presentation

JBG SMITH Properties ("JBG SMITH") is a Maryland real estate investment trust ("REIT"), which owns and operates a portfolio of high-growth commercial and multifamily assets, many of which are amenitized with ancillary retail. JBG SMITH's portfolio reflects its longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area that have high barriers to entry and key urban amenities, including being within walking distance of a Metro station. Substantially all of JBG SMITH's assets are held by, and its operations are conducted through, JBG SMITH Properties LP, its operating partnership. JBG SMITH is hereinafter referred to as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures.

We were organized for the purpose of receiving, via the spin-off on July 17, 2017 (the "Separation"), substantially all of the assets and liabilities of Vornado Realty Trust's ("Vornado") Washington, D.C. segment. On July 18, 2017, we acquired the management business and certain assets and liabilities of The JBG Companies ("JBG") (the "Combination"). The Separation and the Combination are collectively referred to as the "Formation Transaction."

References to our financial statements refer to our unaudited condensed consolidated financial statements as of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019. References to our balance sheets refer to our condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019. References to our statements of operations refer to our condensed consolidated statements of operations for the three months ended

March 31, 2020 and 2019. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019.

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

Overview

As of March 31, 2020, our Operating Portfolio consisted of 64 operating assets comprising 44 commercial assets totaling 13.3 million square feet (11.1 million square feet at our share) and 20 multifamily assets totaling 7,367 units (5,583 units at our share). Additionally, we have (i) four assets under construction comprising two wholly owned commercial assets totaling 380,000 square feet and two multifamily assets totaling 755 units (577 units at our share); and (ii) 37 future development assets totaling approximately 20.0 million square feet (16.7 million square feet at our share) of estimated potential development density.

Since mid-2017, we have been focused on a comprehensive plan to reposition our holdings in National Landing through a broad array of Placemaking strategies. Our Placemaking strategies include the delivery of new multifamily and office developments, locally sourced amenity retail, and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. In keeping with our dedication to Placemaking, each new project is intended to contribute to authentic and distinct neighborhoods by creating a vibrant street environment with a robust offering of amenity retail and improved public spaces.

In November 2018, Amazon.com ("Amazon") announced it had selected sites that we own in National Landing in Northern Virginia as the location of an additional headquarters. In February 2019, the Commonwealth of Virginia enacted an incentives bill, which provides tax incentives to Amazon if it creates up to 37,850 full-time jobs with average salaries of $150,000 or higher in National Landing. As part of the incentive package, we expect $1.8 billion in infrastructure and education investments led by state and local governments.

To date, Amazon has executed leases totaling approximately 857,000 square feet at five office buildings in our National Landing portfolio. In March 2019, we executed purchase and sale agreements with Amazon for two of our National Landing development sites, Metropolitan Park and Pen Place, which will serve as the initial phase of new construction associated with Amazon's new headquarters at National Landing. Subject to customary closing conditions, Amazon contracted to acquire these two development sites for an estimated aggregate $293.9 million, or $72.00 per square foot based on their combined estimated potential development density of up to approximately 4.1 million square feet. In December 2019, Arlington County approved the plans submitted by Amazon to construct two new office buildings, totaling 2.1 million square feet, inclusive of over 50,000 square feet of street-level retail with new shops and restaurants, on the Metropolitan Park land sites. In January 2020, we sold Metropolitan Park to Amazon for $155.0 million, which represented an $11.0 million increase over the previously estimated contract value resulting from an increase in the approved development density on the site. The sale of Pen Place to Amazon is expected to close in 2021. We are the developer, property manager and retail leasing agent for Amazon's new headquarters at National Landing.

2020 Outlook

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, a National Emergency was declared in the United States in response to COVID-19. The efforts made by federal, state and local governments to mitigate the spread of COVID-19 have included orders requiring the temporary closure of or imposed limitations on the operations of certain non-essential businesses, which have affected certain of our tenants, in particular tenants in the retail industry. While it is too early to determine the long-term impact of COVID-19 on our business, we expect the effects of COVID-19 will negatively impact our operations during 2020 and possibly into 2021.

The key areas that we believe will be negatively impacted include:

●	decreased retail revenue as some retailers will be unable to pay rent while stores are closed;
●	an increase in apartment rental defaults as certain of our tenants become unemployed;
●	a decline in parking revenue as office tenants work from home and transient parking declines;
●	depressed near-term leasing activity;
●	likely distress among coworking tenants, which comprise approximately 2.7% of our total square feet on a consolidated basis and 3.0% at our share;
●	increased cleaning costs to address specific COVID-19 exposure at some of our buildings, balanced with an overall decrease in operating expenses in our commercial buildings as many of our tenants work from home;
●	decreased income from the Crystal City Marriott hotel in National Landing due to its short-term closure during this crisis. Net operating income (“NOI”) from this asset was $1.8 million for the year ended December 31, 2019;
●	increased interest expense from borrowings to provide additional liquidity and financial flexibility comprising (i) $200.0 million draw under the revolving credit facility in March 2020, (ii) the $300.0 million draw under the revolving credit facility in April 2020, (iii) the remaining $100.0 million borrowed under our Tranche A-1 Term Loan in April 2020 and (iv) borrowings under mortgage loans in April 2020 of $20.2 million on a consolidated basis and $94.2 million at our share; and
●	the possibility of delays in the delivery of our development projects due to supply chain and labor disruptions on our projects currently under construction.

The following data provides early returns on our business through April 30, 2020. We are providing this data on a one-time basis and undertake no obligation to provide updated data in the future. These statistics are unaudited and preliminary, and we make no assurances that our experience in April 2020 will be indicative of future performance:

●	rent collections for our commercial office assets were 96.7% on a consolidated basis and 97.0% at our share (2019 historical average rate is 99.7%);
●	rent collections for our multifamily assets were 96.1% both on a consolidated basis and at our share (2019 historical average rate is 99.9%);
●	rent collections for our commercial retail assets were 50.9% on a consolidated basis and 47.0% at our share (2019 historical average rate is 98.4%); and
●	commercial parking revenue decreased by approximately 54% on both a consolidated basis and at our share for the month of April relative to the average monthly first quarter parking revenue of $2.3 million on a consolidated basis and $2.6 million at our share.

While substantially all accommodations have been structured as rent deferrals, we expect our rent collection rate will deteriorate the longer this crisis persists. As our confidence in rent collections changes, we expect increased reserves and write-offs against both billed and deferred (straight-line) rent receivables. Given how early we are in this crisis, early rent collection data is not a meaningful indicator of long-term impact, other than as a measure of how many businesses in our region have been affected. We believe it will be significantly more meaningful to see how many impacted businesses survive this crisis, as that will dictate our ultimate ability to collect some or all of the rents deferred during this period, as well as the amount of capital that will be needed to re-tenant any prematurely vacated commercial space.

Although we anticipate supply chain and labor delays as a result of new job site procedures, as of April 30, 2020, all of our construction projects are active and on schedule with the exception of 7900 Wisconsin Avenue, which is delayed by two quarters. We are not aware of any material impact on the construction timeline for Amazon’s new headquarters. For predevelopment projects that are in various stages of entitlement, many of these processes have slowed due to reduced or eliminated public meetings. We obtained entitlements associated with approximately 820,000 square feet in National Landing immediately prior to Virginia’s stay-at -home order. These entitlements added approximately 65,000 square feet of potential development density to our future development pipeline.

In light of the current lack of visibility regarding the long-term impact of COVID-19 on our revenue, we have taken various steps to mitigate the adverse effect of COVID-19 on our liquidity, including the following:

●	deferral of planned discretionary capital expenditures for our operating assets of approximately $69 million on a consolidated basis and $73 million at our share;
●	pausing our plans to commence construction on 1900 Crystal Drive. While we remain committed to building this asset as part of our National Landing Placemaking efforts, we intend to optimize pricing by waiting for an expected correction in construction costs;
●	we have approximately $715 million of estimated multifamily borrowing capacity from our operating and under construction multifamily assets, of which approximately $440 million relates to our stabilized operating multifamily assets;
●	we adopted a share repurchase plan, and through quarter end, we limited activity to modest levels to maximize liquidity in the early stages of the crisis; and
●	we declared our first quarter dividend as anticipated, which was unchanged from the prior quarters. At this time, we do not view the funds to pay our dividends as a necessary source of additional internal liquidity.

During 2019, we sold or recapitalized approximately $426 million of assets, which included approximately $270 million of operating assets, that we believed were valued in excess of net asset value. The assets sold or recapitalized generated approximately $10 million of NOI during the year ended December 31, 2019. We expected to continue this opportunistic strategy in 2020 by marketing over $500 million of assets for sale with an expectation to transact on at least $200 million. While we cannot predict the depth and duration of the current economic downturn, it will likely reduce asset values and make it less likely that we will transact on these sales. We plan to continue with our marketing efforts of certain assets and if we can transact at or above net asset value or at pricing that is accretive relative to other uses of capital, we intend to do so.

The significance, extent and duration of the impact of COVID-19 on our business remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time. These developments include: the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States; the extent and effectiveness of the containment measures taken; and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate, once the current containment measures are lifted. These uncertainties make it difficult to predict operating results for our business for the remainder of 2020. Therefore, there can be no assurances that we will not experience material declines in revenues, net income, NOI or Funds from Operations ("FFO"). For more information, see “Part II – Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Operating Results

Key highlights of operating results for the three months ended March 31, 2020 included:

●	net income attributable to common shareholders of $42.9 million, or $0.32 per diluted common share, for the three months ended March 31, 2020 compared to $24.9 million, or $0.20 per diluted common share, for the three months ended March 31, 2019. Net income attributable to common shareholders for the three months ended March 31, 2020 and 2019 included gains on the sale of real estate of $59.5 million and $39.0 million;
●	third-party real estate services revenue, including reimbursements, of $29.7 million for the three months ended March 31, 2020 compared to $27.7 million for the three months ended March 31, 2019;
●	operating commercial portfolio leased and occupied percentages at our share of 91.0% and 88.7% as of March 31, 2020 compared to 91.4% and 88.2% as of December 31, 2019 and 90.2% and 85.6% as of March 31, 2019;
●	operating multifamily portfolio leased and occupied percentages at our share of 87.0% and 84.5% as of March 31, 2020 compared to 89.5% and 87.2% as of December 31, 2019 and 97.0% and 94.8% as of March 31, 2019. The decreases are due in part to the movement of 901 W Street and 900 W Street (formerly collectively referred to as Atlantic Plumbing C) into our recently delivered operating assets during the first quarter of 2020. The in-service operating multifamily portfolio was 95.2% leased and 93.4% occupied as of March 31, 2020, compared to 95.1% leased and 93.3% occupied as of December 31, 2019;
●	the leasing of 327,000 square feet, or 299,000 square feet at our share, at an initial rent (1) of $45.09 per square foot and a GAAP-basis weighted average rent per square foot (2) of $45.55 for the three months ended March 31, 2020; and
●	an increase in same store (3) NOI of 5.2% to $78.5 million for the three months ended March 31, 2020 compared to $74.6 million for the three months ended March 31, 2019.
(1)	Represents the cash basis weighted average starting rent per square foot, which excludes free rent and fixed escalations.
(2)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations.
(3)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the three months ended March 31, 2020 included:

●	the sale of Metropolitan Park to Amazon for the gross sales price of $155.0 million, which represented an $11.0 million increase over the previously estimated contract value, resulting from an increase in the approved development density on the site;
●	the repayment in February 2020 of $200.0 million drawn under the revolving credit facility. In March 2020, we drew $200.0 million under the revolving credit facility;
●	the amendment of the credit facility to extend the maturity date of the revolving credit facility to January 2025;
●	the closing of a mortgage loan with a principal balance of $175.0 million collateralized by 4747 Bethesda Avenue;
●	the repayment of mortgages payable totaling $2.2 million;
●	the payment of dividends totaling $30.2 million and distributions to our noncontrolling interests of $3.8 million;
●	the repurchase and retirement of 1.4 million of our common shares for $41.2 million, an average purchase price of $29.01 per share; and
●	the investment of $107.0 million in development, construction in progress and real estate additions.

Activity subsequent to March 31, 2020 included:

●	an additional $300.0 million draw under the revolving credit facility;
●	a $100.0 million draw under our unsecured term loan;
●	a mortgage loan entered into by our real estate venture with CPPIB with a maximum principal balance of $160.0 million collateralized by 1900 N Street. The venture initially received proceeds from the mortgage loan of $134.5 million ($74.0 million at our share), with the additional $25.5 million available in the future;

●	the refinancing of the mortgage loan collateralized by RTC-West, increasing the principal balance to $117.3 million from $97.1 million; and
●	the declaration of a quarterly dividend of $0.225 per common share, payable on May 27, 2020 to shareholders of record as of May 13, 2020.

Critical Accounting Policies and Estimates

Our Annual Report on Form 10-K for the year ended December 31, 2019 contains a description of our critical accounting policies, including asset acquisitions and business combinations, real estate, investments in real estate ventures, revenue recognition and share-based compensation. There have been no significant changes to our policies during 2020.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of recent accounting pronouncements.

Results of Operations

During 2019 and 2020, we sold Commerce Executive/Commerce Executive Metro Land, 1600 K Street, Vienna Retail, a 50.0% interest in the entity that owns Central Place Tower, and Metropolitan Park (collectively, the “Disposed Properties”). In December 2019, we acquired F1RST Residences.

Comparison of the Three Months Ended March 31, 2020 to 2019

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended March 31, 2020 compared to the same period in 2019:

	Three Months Ended March 31,
	2020	2019	% Change
	(In thousands)
Property rentals revenue	$120,380	$119,413	0.8%
Third-party real estate services revenue, including reimbursements	29,716	27,691	7.3%
Depreciation and amortization expense	48,489	48,719	(0.5)%
Property operating expense	34,503	32,174	7.2%
Real estate taxes expense	18,199	17,235	5.6%
General and administrative expense:
Corporate and other	13,176	12,314	7.0%
Third-party real estate services	28,814	28,066	2.7%
Share-based compensation related to Formation Transaction and special equity awards	9,441	11,131	(15.2)%
Transaction and other costs	5,309	4,895	8.5%
Income (loss) from unconsolidated real estate ventures, net	(2,692)	3,601	(174.8)%
Interest expense	12,005	17,174	(30.1)%
Gain on sale of real estate	59,477	39,033	52.4%

Property rentals revenue increased by approximately $967,000, or 0.8%, to $120.4 million in 2020 from $119.4 million in 2019. The increase was primarily due to a $3.5 million increase related to 4747 Bethesda Avenue and West Half, both of which were placed into service during the second half of 2019, a $2.6 million increase related to properties with spaces leased to Amazon beginning in 2019 (1800 South Bell, 241 18th Street South and 2345 Crystal Drive), a $2.5 million increase related to F1RST Residences and a $2.1 million increase primarily due to tenant reimbursements for construction services at 1901 South Bell Street. The increase in property rentals revenue was partially offset by a $9.5 million decrease related to the Disposed Properties.

Third-party real estate services revenue, including reimbursements, increased by approximately $2.0 million, or 7.3%, to $29.7 million in 2020 from $27.7 million in 2019. The increase was primarily due to a $1.2 million increase in development fee income, primarily from Amazon, and a $752,000 increase in other service revenue.

Depreciation and amortization expense decreased by approximately $230,000, or 0.5%, to $48.5 million in 2020 from $48.7 million in 2019. The decrease was primarily due to a $3.7 million decrease related to the Disposed Properties and a $2.2 million decrease related to several properties in National Landing as certain tenant improvements fully amortized. The decrease in depreciation and amortization expense was partially offset by a $3.1 million increase related to 4747 Bethesda Avenue and West Half, a $1.5 million increase related to properties with spaces leased to Amazon beginning in 2019 and a $1.3 million increase related to F1RST Residences.

Property operating expense increased by approximately $2.3 million, or 7.2%, to $34.5 million in 2020 from $32.2 million in 2019. The increase was primarily due to a $2.3 million increase related to 1901 South Bell Street and 2121 Crystal Drive resulting from higher reimbursable expenses, a $1.3 million increase related to 4747 Bethesda Avenue and West Half and a $709,000 increase related to F1RST Residences. The increase in property operating expense was partially offset by a $3.1 million decrease related to the Disposed Properties.

Real estate tax expense increased by approximately $964,000, or 5.6%, to $18.2 million in 2020 from $17.2 million in 2019. The increase was primarily due to an increase in real estate taxes related to various properties throughout our portfolio due to higher assessments and a decrease in capitalized real estate taxes at 4747 Bethesda Avenue and West Half. The increase in real estate tax expense was partially offset by a $1.2 million decline related to the Disposed Properties.

General and administrative expense: corporate and other increased by approximately $862,000, or 7.0%, to $13.2 million in 2020 from $12.3 million in 2019. The increase was primarily due to an increase in share-based compensation expense from the issuance of the 2020 equity awards and an increase in overall consulting, legal and marketing expenses, partially offset by a decrease in rent expense.

General and administrative expense: third-party real estate services increased by approximately $748,000, or 2.7%, to $28.8 million in 2020 from $28.1 million in 2019. The increase was primarily due to an increase in share-based compensation expense from the issuance of the 2020 equity awards, partially offset by a decrease in rent expense.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by approximately $1.7 million, or 15.2%, to $9.4 million in 2020 from $11.1 million in 2019. The decrease was primarily due to the vesting of certain awards issued in prior years.

Transaction and other costs of $5.3 million in 2020 include $4.0 million of costs related to a charitable commitment to the Washington Housing Conservancy, a non-profit that will acquire and own affordable workforce housing in the Washington D.C. metropolitan region, and $1.3 million of costs incurred in connection with the Formation Transaction (including integration and severance costs). Transaction and other costs of $4.9 million in 2019 include $2.3 million of demolition costs related to 1900 Crystal Drive, $2.1 million of costs incurred in connection with the Formation Transaction (including integration and severance costs) and $471,000 of expenses related to other completed, potential and pursued transactions.

Income (loss) from unconsolidated real estate ventures decreased by approximately $6.3 million, or 174.8%, to a loss of $2.7 million for 2020 from income of $3.6 million in 2019. The decrease was primarily due to the recognition of $6.4 million of income, during the first quarter of 2019, related to distributions from the real estate venture that owns 1101 17th Street.

Interest expense decreased by approximately $5.2 million, or 30.1%, to $12.0 million in 2020 from $17.2 million in 2019. The decrease was primarily due to a $2.8 million decrease related to the Disposed Properties and the repayment of several mortgages payable during 2019. The decrease in interest expense was partially offset by a higher average outstanding balance under our revolving credit facility and a new mortgage loan collateralized by 4747 Bethesda Avenue. The decrease in interest expense was also partially offset by a $1.6 million decrease in capitalized interest primarily due to a reduction in the capitalization of interest for 4747 Bethesda Avenue, West Half and 1900 N Street.

Gain on the sale of real estate of $59.5 million in 2020 was due to the sale of Metropolitan Park. Gain on the sale of real estate of $39.0 million in 2019 was due to the sale of Commerce Executive/Commerce Metro Land.

FFO

FFO is a non-GAAP financial measure computed in accordance with the definition established by the National Association of Real Estate Investment Trusts ("NAREIT") in the NAREIT FFO White Paper - 2018 Restatement issued in 2018. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, including our share of such adjustments for unconsolidated real estate ventures.

We believe FFO is a meaningful non-GAAP financial measure useful in comparing our levered operating performance from period-to-period and as compared to similar real estate companies because FFO excludes real estate depreciation and amortization expense and other non-comparable income and expenses, which implicitly assumes that the value of real estate diminishes predictably over time rather than fluctuating based on market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income (computed in accordance with GAAP) as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures used by other companies.

The following is the reconciliation of net income attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share amounts)
Net income attributable to common shareholders	$42,925	$24,861
Net income attributable to redeemable noncontrolling interests	5,250	3,387
Net income	48,175	28,248
Gain on sale of real estate	(59,477)	(39,033)
Real estate depreciation and amortization	45,662	46,035
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	6,882	4,653
Net (income) loss attributable to noncontrolling interests in consolidated real estate ventures	3	(1)
FFO attributable to common limited partnership units ("OP Units")	41,245	39,902
FFO attributable to redeemable noncontrolling interests	(4,497)	(4,783)
FFO attributable to common shareholders	$36,748	$35,119
FFO per diluted common share	0.27	$0.28
Weighted average diluted shares	135,429	123,423

NOI and Same Store NOI

We utilize NOI, which is a non-GAAP financial measure, to assess a segment's performance. The most directly comparable GAAP measure is net income attributable to common shareholders. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only property related revenue (which includes base rent, tenant reimbursements and other operating revenue, net of free rent and payments associated with assumed lease liabilities) less operating expenses and ground rent, if applicable. NOI also excludes deferred rent, related party management fees, interest expense, and certain other non-cash adjustments, including the accretion of acquired below-market leases and amortization of acquired above-market leases and below-market ground lease intangibles. Management uses NOI as a supplemental performance measure for our assets and believes it provides useful information to investors because it reflects only those revenue and expense items that are incurred at the asset level, excluding non-cash items. In addition, NOI is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. However, because NOI excludes depreciation and amortization and captures neither the changes in the value of our assets that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our assets, all of which have real economic effect and could materially impact the financial performance of our assets, the utility of NOI as a measure of the operating performance of our assets is limited. NOI presented by us may not be comparable to NOI reported by other REITs that define these measures differently. We believe that to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income attributable to common shareholders as presented in our financial statements. NOI should not be considered as an alternative to net income attributable to common shareholders as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.

We also provide certain information on a "same store" basis. Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or property under construction is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

During the three months ended March 31, 2020, our same store pool changed due to the inclusion of our 50% interest in Central Place Tower and 1700 M Street.

Same store NOI increased by $3.9 million, or 5.2%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in same store NOI was largely attributable to increased occupancy and the burn off of rent abatements, as the lease renewals we executed in 2017 and 2018 reduced our NOI in 2019, primarily due to free rent associated with these early renewals.

The following is the reconciliation of net income attributable to common shareholders to NOI and same store NOI:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Net income attributable to common shareholders	$42,925	$24,861
Add:
Depreciation and amortization expense	48,489	48,719
General and administrative expense:
Corporate and other	13,176	12,314
Third-party real estate services	28,814	28,066
Share-based compensation related to Formation Transaction and special equity awards	9,441	11,131
Transaction and other costs	5,309	4,895
Interest expense	12,005	17,174
Loss on extinguishment of debt	33	—
Income tax benefit	(2,345)	(1,172)
Net income attributable to redeemable noncontrolling interests	5,250	3,387
Less:
Third-party real estate services, including reimbursements	29,716	27,691
Other revenue (1)	1,630	1,640
Income (loss) from unconsolidated real estate ventures, net	(2,692)	3,601
Interest and other income, net	907	951
Gain on sale of real estate	59,477	39,033
Consolidated NOI	74,059	76,459
NOI attributable to unconsolidated real estate ventures at our share	8,588	5,155
Non-cash rent adjustments (2)	(3,545)	(6,808)
Other adjustments (3)	2,834	3,325
Total adjustments	7,877	1,672
NOI	81,936	78,131
Less: out-of-service NOI loss (4)	(1,427)	(1,195)
Operating Portfolio NOI	83,363	79,326
Non-same store NOI (5)	4,851	4,725
Same store NOI (6)	$78,512	$74,601

Change in same store NOI	5.2%
Number of properties in same store pool	54
(1)	Excludes parking revenue of $6.4 million and $6.5 million for the three months ended March 31, 2020 and 2019.
(2)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.
(3)	Adjustment to include other revenue and payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue and allocated corporate general and administrative expenses to operating properties.
(4)	Includes the results of our under construction assets and future development pipeline.
(5)	Includes the results of properties that were not in-service for the entirety of both periods being compared and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(6)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared except for properties that are being phased out of service for future development.

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

With respect to the third-party asset management and real estate services business, the CODM reviews revenue streams generated by this segment ("Third-party real estate services, including reimbursements"), as well as the expenses attributable to the segment ("General and administrative: third-party real estate services"), which are disclosed separately in our statements of operations and discussed in the preceding pages under "Results of Operations." The following represents the components of revenue from our third-party real estate services business:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Property management fees	$6,024	$5,428
Asset management fees	2,724	3,488
Leasing fees	1,747	2,213
Development fees	2,812	1,596
Construction management fees	1,013	629
Other service revenue	1,635	883
Third-party real estate services revenue, excluding reimbursements	15,955	14,237
Reimbursements revenue (1)	13,761	13,454
Third-party real estate services revenue, including reimbursements	29,716	27,691
Third-party real estate services expenses	28,814	28,066
Third-party real estate services revenue less expenses	$902	$(375)
(1)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Third-party real estate services revenue, including reimbursements, increased by approximately $2.0 million, or 7.3%, to $29.7 million in 2020 from $27.7 million in 2019. The increase was primarily due to a $1.2 million increase in development fee income, primarily from Amazon, and a $752,000 increase in other service revenue. Third-party real estate services expenses increased by approximately $748,000, or 2.7%, to $28.8 million in 2020 from $28.1 million in 2019. The increase was primarily due to an increase in share-based compensation expense from the issuance of the 2020 equity awards, partially offset by a decrease in rent expense.

Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

Property revenue is calculated as property rentals revenue plus other property revenue (primarily parking revenue). Property expense is calculated as property operating expenses plus real estate taxes. Consolidated NOI is calculated as total property revenue less total property expense. See Note 16 to the financial statements for the reconciliation of net income attributable to common shareholders to consolidated NOI for the three months ended March 31, 2020 and 2019. The following is a summary of NOI by segment:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Property revenue:
Commercial	$97,442	$102,622
Multifamily	32,940	28,329
Other (1)	(3,621)	(5,083)
Total property revenue	126,761	125,868

Property expense:
Commercial	40,315	42,994
Multifamily	15,045	11,515
Other (1)	(2,658)	(5,100)
Total property expense	52,702	49,409

Consolidated NOI:
Commercial	57,127	59,628
Multifamily	17,895	16,814
Other (1)	(963)	17
Consolidated NOI	$74,059	$76,459
(1)	Includes activity related to future development assets and corporate entities and the elimination of intersegment activity.

Comparison of the Three Months Ended March 31, 2020 to 2019

Commercial: Rental revenue decreased by $5.2 million, or 5.0%, to $97.4 million in 2020 from $102.6 million in 2019. Consolidated NOI decreased by $2.5 million, or 4.2%, to $57.1 million in 2020 from $59.6 million in 2019. The decrease in property revenue and consolidated NOI was primarily due to the sale of the Disposed Properties. The decrease in property revenues and consolidated NOI was partially offset by an increase in revenue from 4747 Bethesda Avenue, which we placed into service during the fourth quarter of 2019, and to properties with spaces leased to Amazon beginning in 2019 (1800 South Bell, 241 18th Street South and 2345 Crystal Drive).

Multifamily: Rental revenue increased by $4.6 million, or 16.3%, to $32.9 million in 2020 from $28.3 million in 2019. Consolidated NOI increased by $1.1 million, or 6.4%, to $17.9 million in 2020 from $16.8 million in 2019. The increase in property revenue and consolidated NOI was primarily due the acquisition of F1RST Residences and increased occupancy at 1221 Van Street. Rental revenue also increased due to the placing of West Half into service in the second half of 2019.

Liquidity and Capital Resources

Property rental income is our primary source of operating cash flow and is dependent on a number of factors including occupancy levels and rental rates, as well as our tenants' ability to pay rent. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the legacy funds formerly organized by JBG, the Washington Housing Initiative ("WHI") Impact Pool and other third parties. Our assets provide a relatively consistent level of cash flow that enables us to pay operating expenses, debt service, recurring capital expenditures, dividends to shareholders and distributions to holders of OP Units. Other sources of liquidity to fund cash requirements include proceeds from financings, asset sales and the issuance and sale of equity securities. We anticipate that cash flows from continuing operations and proceeds from financings, recapitalizations and asset sales, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, and any dividends to shareholders and distributions to holders of OP Units over the next 12 months.

Financing Activities

The following is a summary of mortgages payable:

	Weighted Average
	Effective
	Interest Rate (1)	March 31, 2020	December 31, 2019
		(In thousands)
Variable rate	2.35%	$177,200	$2,200
Fixed rate (2)	4.28%	1,123,426	1,125,648
Mortgages payable		1,300,626	1,127,848
Unamortized deferred financing costs and premium/discount, net		(5,820)	(2,071)
Mortgages payable, net		$1,294,806	$1,125,777
(1)	Weighted average effective interest rate as of March 31, 2020.
(2)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

As of March 31, 2020 and December 31, 2019, the net carrying value of real estate collateralizing our mortgages payable totaled $1.6 billion and $1.4 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain of our mortgages payable are recourse to us. See Note 17 to the financial statements for additional information.

During the three months ended March 31, 2020, we entered into a mortgage loan with a principal balance of $175.0 million collateralized by 4747 Bethesda Avenue. In April 2020, we refinanced the mortgage loan collateralized by RTC-West, increasing the principal balance to $117.3 million from $97.1 million. During the three months ended March 31, 2020, we repaid mortgages payable with an aggregate principal balance of $2.2 million.

As of March 31, 2020 and December 31, 2019, we had various interest rate swap and cap agreements on certain of our mortgages payable with an aggregate notional value of $1.0 billion and $867.6 million. See Note 15 to the financial statements for additional information.

Credit Facility

As of March 31, 2020, our $1.4 billion credit facility consisted of a $1.0 billion revolving credit facility maturing in January 2025, a delayed draw $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023, and a delayed draw $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. As of December 31, 2019, we had an outstanding balance of $200.0 million under the revolving credit facility, which was repaid in February 2020. In March 2020, we drew $200.0 million under the revolving credit facility. In April 2020, we drew an additional $300.0 million under the revolving credit facility and the remaining $100.0 million under our Tranche A-1 Term Loan.

As of March 31, 2020 and December 31, 2019, we had interest rate swaps with an aggregate notional value of $300.0 million and $237.6 million. The interest rate swaps effectively convert the variable interest rate applicable to our Tranche A-1 and A-2 Term Loans to a fixed interest rate. The interest rate swaps applicable to our Tranche A-1 and A-2 Term Loans mature in January 2023 and July 2024 and provide a weighted average base interest rate under the Tranche A-1 and A-2 Term Loans of 2.12% and 1.34% per annum as of March 31, 2020. As of March 31, 2020, we had a forward-starting swap with an effective date of July 18, 2020 and a notional value of $100.0 million, which will effectively convert the variable interest rate applicable to the April 2020 draw of $100.0 million under our Tranche A-1 Loan to a fixed interest rate upon the effective date of the swap.

The following is a summary of amounts outstanding under the credit facility:

	Effective
	Interest Rate (1)	March 31, 2020	December 31, 2019
		(In thousands)
Revolving credit facility (2) (3) (4)	2.04%	$200,000	$200,000

Tranche A-1 Term Loan (5)	3.32%	$100,000	$100,000
Tranche A-2 Term Loan (6)	2.49%	200,000	200,000
Unsecured term loans		300,000	300,000
Unamortized deferred financing costs, net		(2,534)	(2,705)
Unsecured term loans, net		$297,466	$297,295
(1)	Effective interest rate as of March 31, 2020.
(2)	As of both March 31, 2020 and December 31, 2019, letters of credit with an aggregate face amount of $1.5 million were outstanding under our revolving credit facility.
(3)	As of March 31, 2020 and December 31, 2019, net deferred financing costs related to our revolving credit facility totaling $7.9 million and $3.1 million were included in "Other assets, net."
(4)	The interest rate for the revolving credit facility excludes a 0.15% facility fee. In April 2020, we drew an additional $300.0 million under the revolving credit facility.
(5)	As of March 31, 2020 and December 31, 2019, the outstanding balance was fixed by interest rate swap agreements. In April 2020, we drew $100.0 million under the Tranche A-1 Term Loan.
(6)	As of March 31, 2020 and December 31, 2019, the outstanding balance was fixed by interest rate swap agreements with a notional value of $200.0 million and $137.6 million.

Our existing variable rate debt instruments, including our credit facility, and our hedging arrangements, currently use LIBOR as a reference rate, and we expect a transition from LIBOR to another reference rate in the near term. In July 2017, due to a decline in the quantity of loans used to calculate LIBOR, the United Kingdom regulator that regulates LIBOR announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and LIBOR is expected to be phased out accordingly. In April 2018, the New York Federal Reserve commenced publishing an alternative reference rate for the U.S. dollar, the SOFR, proposed by a group of major market participants convened by the U.S. Federal Reserve with participation by SEC Staff and other regulators, the ARRC. ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry-wide and company-specific transition plans related to derivatives and cash markets exposed to LIBOR, but there remains uncertainty in the timing and details of this transition.

Common Shares Repurchased

In March 2020, our Board of Trustees authorized the repurchase of up to $500 million of our outstanding common shares. During the three months ended March 31, 2020, we repurchased and retired 1.4 million common shares for $41.2 million, an average purchase price of $29.01 per share.

Purchases, to the extent made pursuant to the program, will be made either in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to economic and market conditions, share price, applicable legal requirements and other factors. The program may be suspended or discontinued at our discretion without prior notice.

Liquidity Requirements

Our principal liquidity needs for the next 12 months and beyond include:

●	normal recurring expenses;
●	debt service and principal repayment obligations, including balloon payments on maturing debt;

●	capital expenditures, including major renovations, tenant improvements and leasing costs;
●	development expenditures;
●	dividends to shareholders and distributions to holders of OP Units;
●	common share repurchases; and
●	acquisitions of properties, either directly or indirectly through the acquisition of equity interests therein.

We expect to satisfy these needs using one or more of the following:

●	cash and cash equivalent balances;
●	cash flows from operations;
●	distributions from real estate ventures;
●	proceeds from financings, recapitalizations and asset sales; and
●	proceeds from the issuance and sale of equity securities.

As discussed above, we expect the COVID-19 pandemic to have an adverse impact on our liquidity and capital resources. Future decreases in cash flow from operations resulting from tenant defaults, rent deferrals or decreases in our rents or occupancy, would decrease the cash available for the capital uses described above. There have been severe disruptions and instability in the global financial markets, and we could face difficulty in accessing debt and equity capital on attractive terms, or at all. In addition, a significant decline in our operating performance in the future, including as a result of tenant delinquencies, could result in us not satisfying the financial covenants applicable to our debt, which could result in us not being able to incur additional debt, including the remaining availability under our credit facility, or result in a default.

Also as discussed above, in light of the current lack of visibility regarding the long-term impact of COVID-19 on our revenue, we have taken various steps to mitigate the adverse effect of COVID-19 on our liquidity, including deferral of approximately $69 million on a consolidated basis and $73 million at our share of planned discretionary capital expenditures for our operating assets. Because we believe constructions costs will likely decline over the next several months, we have also paused our plans to commence construction on 1900 Crystal Drive to optimize pricing. We have increased our cash balances through $500.0 million of draws under our revolving credit facility, $300.0 million of which was drawn subsequent to quarter end; as a result of these draws, we have $498.5 million of remaining availability under our credit facility (net of outstanding letters of credit). We also made a $100 million draw on our Tranche A-1 Term Loan in April 2020. In an effort to increase the likelihood of our tenants continuing to comply with their rent obligations, we are working with our local Business Improvement Districts (BIDs) to provide resources to enable tenants to find and access federal, state, and local assistance, including the CARES Act, which provides forgivable loan funding for payroll, rent, utilities and other critical expenses. Although, we adopted a share repurchase plan, through quarter end, we limited activity to modest levels to maximize liquidity in the early stages of the crisis.

As of March 31, 2020, our scheduled debt maturities for 2020 totaled $97.1 million on a consolidated basis and $212.9 million at our share. Since the end of the first quarter, we have addressed approximately $97.1 million on a consolidated basis and $200.3 million at our share of this amount, including the refinancing of the loan collateralized by RTC West, which increased the loan to $117.3 million and generated additional cash proceeds of $20.2 million. Substantially all of our scheduled 2021 maturities, which total $98.0 million on a consolidated basis and $99.6 million at our share, relate to the $95.8 million mortgage loan collateralized by WestEnd25, a stabilized multifamily asset located in Washington D.C., which we plan to refinance prior to its maturity.

Contractual Obligations and Commitments

During the three months ended March 31, 2020, there were no material changes to the contractual obligation information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

As of March 31, 2020, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling approximately $57.5 million.

The WHI was launched by us and the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. We are the manager for the WHI Impact Pool, which is the social impact investment vehicle of the WHI. As of March 31, 2020, the WHI Impact Pool had completed closings of capital commitments totaling $104.8 million, which included a commitment from us of $10.2 million.

On April 30, 2020, our Board of Trustees declared a quarterly dividend of $0.225 per common share.

Summary of Cash Flows

The following summary discussion of our cash flows is based on our statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$41,916	$17,908
Net cash provided by investing activities	43,917	44,188
Net cash provided by (used in) financing activities	85,670	(48,167)

Cash Flows for the Three Months Ended March 31, 2020

Cash and cash equivalents, and restricted cash increased $171.5 million to $314.0 million as of March 31, 2020, compared to $142.5 million as of December 31, 2019. This increase resulted from $85.7 million of net cash provided by financing activities, $43.9 million of net cash provided by investing activities and $41.9 million of net cash provided by operating activities. Our outstanding debt was $1.8 billion and $1.6 billion as of March 31, 2020 and December 31, 2019. The $172.8 million increase in outstanding debt was primarily from a new mortgage payable collateralized by 4747 Bethesda Avenue.

Net cash provided by operating activities of $41.9 million primarily comprised: (i) $55.5 million of net income (before $66.8 million of non-cash items and a $59.5 million gain on sale of real estate) and (ii) $532,000 of return on capital from unconsolidated real estate ventures, partially offset by (iii) $14.1 million of net change in operating assets and liabilities. Non-cash income adjustments of $66.8 million primarily include depreciation and amortization expense, share-based compensation expense, deferred rent, and net loss from unconsolidated real estate ventures.

Net cash provided by investing activities of $43.9 million primarily comprised: (i) $154.5 million of proceeds from the sale of real estate, partially offset by (ii) $107.0 million of development costs, construction in progress and real estate additions and (iii) $3.6 million of investments in unconsolidated real estate ventures.

Net cash provided by financing activities of $85.7 million primarily comprised: (i) $200.0 million of proceeds from borrowings under our revolving credit facility and (ii) $175.0 million of proceeds from borrowings under mortgages payable, partially offset by (iii) $200.0 million of repayments of our revolving credit facility, (iv) $41.2 million of common shares repurchased, (v) $30.2 million of dividends paid to common shareholders, (vi) $9.3 million of debt issuance costs and (vii) $3.8 million of distributions to redeemable noncontrolling interests.

Cash Flows for the Three Months Ended March 31, 2019

Cash and cash equivalents, and restricted cash increased $13.9 million to $413.5 million as of March 31, 2019, compared to $399.5 million as of December 31, 2018. This increase resulted from $44.2 million of net cash provided by investing activities and $17.9 million of net cash provided by operating activities, partially offset by $48.2 million of net cash used in financing activities.

Net cash provided by operating activities of $17.9 million primarily comprised: (i) $46.9 million of net income (before $57.6 million of non-cash items and a $39.0 million gain on sale of real estate) and (ii) $398,000 of return on capital from unconsolidated real estate ventures, partially offset by (iii) $29.3 million of net change in operating assets and liabilities.

Non-cash income adjustments of $57.6 million primarily include depreciation and amortization expense, share-based compensation expense, deferred rent and income from unconsolidated real estate ventures.

Net cash provided by investing activities of $44.2 million primarily comprised: (i) $117.7 million of proceeds from sale of real estate and (ii) $6.6 million of distributions of capital from unconsolidated real estate ventures, partially offset by (iii) $68.7 million of development costs, construction in progress and real estate additions and (iv) $2.9 million of investments in unconsolidated real estate ventures.

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

As of March 31, 2020, we have investments in unconsolidated real estate ventures totaling $543.0 million. For the majority of these investments, we exercise significant influence over but do not control these entities and, therefore. account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.

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

As of March 31, 2020, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $57.5 million. As of March 31, 2020, we had no principal payment guarantees related to our unconsolidated real estate ventures.

Reconsideration events could cause us to consolidate these unconsolidated real estate ventures and partnerships in the future or deconsolidate a consolidated entity. We evaluate reconsideration events as we become aware of them. Reconsideration events include additional contributions being required by each partner and each partner's ability to make those contributions. Under certain circumstances, we may purchase our partner's interest. Our unconsolidated real estate ventures are held in entities which appear sufficiently stable to meet their capital requirements; however, if market conditions worsen and our partners are unable to meet their commitments, we may have to consolidate these entities.

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

Construction Commitments

As of March 31, 2020, we had construction in progress that will require an additional $114.6 million to complete ($93.9 million related to our consolidated entities and $20.7 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next one to two years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, issuance and sale of equity securities and available cash.

Other

There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

With respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (1) guarantee portions of the principal, interest and other amounts, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) and (3) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of March 31, 2020, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

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

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of our assets, we may be potentially liable for such costs. The operations of current and former tenants at our assets have involved, or may have involved, the use of hazardous materials or generated hazardous wastes. The release of such hazardous materials and wastes could result in us incurring liabilities to remediate any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may (1) expose us to third-party liability (e.g., for cleanup costs, natural resource damages, bodily injury or property damage), (2) subject our properties to liens in favor of the government for damages and costs the government incurs in connection with the contamination, (3) impose restrictions on the manner in which a property may be used or which businesses may be operated, or (4) materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. In addition, our assets are exposed to the risk of contamination originating from other sources. While a property owner may not be responsible for remediating contamination that has migrated onsite from an identifiable and viable offsite source, the contaminant's presence can have adverse effects on operations and the redevelopment of our assets. To the extent we send contaminated materials to other locations for treatment or disposal, we may be liable for cleanup of those sites if they become contaminated.

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks, and the preparation and issuance of a written report. Soil and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. They may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 17 to the financial statements, environmental liabilities totaled $17.9 million as of both March 31, 2020 and December 31, 2019 and are included in "Other liabilities, net" in our balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following is a summary of our exposure to a change in interest rates:

	March 31, 2020			December 31, 2019
		Weighted			Weighted
		Average			Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate
	(Dollars in thousands)
Debt (contractual balances):
Mortgages payable
Variable rate	$177,200	2.35%	$1,797	$2,200	3.36%
Fixed rate (1)	1,123,426	4.28%	—	1,125,648	4.29%
	$1,300,626		$1,797	$1,127,848
Credit facility (variable rate):
Revolving credit facility (2)	$200,000	2.04%	$2,028	$200,000	2.86%
Tranche A-1 Term Loan (3)	100,000	3.32%	—	100,000	3.32%
Tranche A-2 Term Loan (4)	200,000	2.49%	—	200,000	3.74%
	$500,000		$2,028	$500,000
Pro rata share of debt of unconsolidated entities (contractual balances):
Variable rate (5)	$231,736	3.66%	$2,350	$228,226	4.30%
Fixed rate (1)	108,467	4.29%	—	101,993	4.24%
	$340,203		$2,350	$330,219
(1)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(2)	The interest rate for the revolving credit facility excludes a 0.15% facility fee. In April 2020, we drew an additional $300.0 million under the revolving credit facility.
(3)	As of March 31, 2020 and December 31, 2019, the outstanding balance was fixed by interest rate swap agreements. In April 2020, we drew $100.0 million under the Tranche A-1 Term Loan.
(4)	As of March 31, 2020 and December 31, 2019, the outstanding balance was fixed by interest rate swap agreements with a notional value of $200.0 million and $137.6 million.
(5)	Includes variable rate mortgages payable with interest rate cap agreements.

The fair value of our mortgages payable is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and unsecured term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of March 31, 2020 and December 31, 2019, the estimated fair value of our consolidated debt was $1.7 billion for each period. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

Hedging Activities

To manage, or hedge, our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.

Derivative Financial Instruments Designated as Cash Flow Hedges

Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are designated as cash flow hedges, and are carried at their estimated fair value on a recurring basis. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into "Interest expense" in the period that the hedged forecasted transactions affect earnings. Our cash flow hedges become less than perfectly effective if the critical terms of the hedging instrument and the forecasted transactions do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and interest rates. In addition, we evaluate the default risk of the counterparty by monitoring the creditworthiness of the counterparty. While management believes its judgments are reasonable, a change in a derivative's effectiveness as a hedge could materially affect expenses, net income and equity.

As of March 31, 2020 and December 31, 2019, we had interest rate swap and cap agreements with an aggregate notional value of $960.0 million and $935.1 million, which were designated as cash flow hedges. The fair value of our interest rate swaps and caps designated as cash flow hedges consisted of liabilities totaling $50.2 million and $17.4 million as of March 31, 2020 and December 31, 2019, included in "Other liabilities, net" in our balance sheets.

Derivative Financial Instruments Not Designated as Hedges

Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are considered economic hedges, but not designated as accounting hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains are recorded in "Interest expense" in our statements of operations in the period in which the change occurs. As of March 31, 2020 and December 31, 2019, we had various interest rate swap and cap agreements with an aggregate notional value of $482.7 million and $307.7 million, which were not designated as cash flow hedges. The fair value of our interest rate swaps and caps not designated as hedges was not material as of March 31, 2020 and December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any material impact from many of our employees working remotely due to the COVID-19 pandemic.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, involved in legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Other than the addition of the following, there have been no material changes to the risk factors previously disclosed in our Annual Report for the year ended December 31, 2019, filed with the SEC on February 25, 2020.

Risks Related to COVID-19

The current outbreak of the novel coronavirus, or COVID-19, has significantly impacted and disrupted our business, and is expected to continue to significantly, and perhaps even materially adversely, impact and cause disruption to, our business, financial performance and condition, operating results and cash flows. Future outbreaks of highly infectious or contagious diseases or other public health crises could have similar adverse effects on our business. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.

COVID-19 has disrupted our business and is expected to have a significant, and perhaps material adverse, effect on our business, financial performance and condition, operating results and cash flows. Since late February 2020, we have experienced additional cleaning and sanitation costs, reduced revenues from failures by some of our residential and commercial and most of our retail tenants to pay rent, combined with the inability to pursue our rights against many of those tenants due to governmental suspensions of evictions and late fees. We have also experienced slower processes for entitling our future development pipeline due to the inability to hold large governmental and community meetings. Additional factors that could negatively impact our ability to successfully operate during or following COVID-19 or another pandemic, or that could otherwise significantly adversely impact and disrupt our business, financial performance and condition, operating results and cash flows, or otherwise adversely impact our shareholders include:

●	Property rental income, our primary source of operating cash flow, is dependent on a number of factors, including occupancy levels and rental rates, as well as our tenants’ ability and willingness to pay rent, and our ability to continue to collect rents, on a timely basis or at all, without reductions or other concessions, in our commercial and multifamily properties. As of April 30, 2020, 3.9% on both a consolidated basis and at our share of our multifamily tenants and 49.1% of our retail tenants on a consolidated basis and 53.0% at our share had not yet paid their rent for the month of April and we anticipate a higher percentage of these tenants will not make payments for the month of May;
●	Delayed, reduced or eliminated property rental income, due to delays in enforcing our rights as landlord, including the inability to evict tenants that fail to pay rent, new federal and state governmental regulations related to the pandemic or otherwise. As a result, we may incur substantial costs in protecting our investments, and we can provide no assurances that such efforts will be successful. Furthermore, certain categories of tenants, such as retail, multifamily and certain types of office tenants, such as those that utilize shared spaces and co-working, are particularly hard hit by COVID-19 and the resulting economic disruption (WeWork represented 2.1% of our share of total annualized office and retail rent for the year ended December 31, 2019);
●	Reductions in demand for office space in the Washington, D.C. metropolitan area and nationwide may decline due to an economic downturn, bankruptcies, downsizing, layoffs, “stay-at-home” regulations that may be extended in duration and become recurring or potentially recurring, increased usage of teleworking arrangements and cost cutting resulting from the pandemic, which could lead to lower office occupancy (as of December 31, 2019, approximately 12.8% of our commercial leases, based on square footage, were scheduled to expire in 2020 or had month-to-month terms);
●	A component of “Third-party real estate services, including reimbursements,” the metric we use to measure and evaluate the performance of our third-party asset management and real estate services business operating segment, may decline if we do not receive reimbursements revenue, which represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects. Reimbursements revenue may decline where third-party clients cannot or do not reimburse us for such expenses, resulting in us incurring these costs in “General and administrative: third-party real estate services,” but not being reimbursed for them, which could have a material adverse effect on this operating segment (“General and administrative: third-party real estate services” was $113.5 million and “reimbursements revenue” was nearly half of total revenue of our third-party asset management and real estate services business – $55.4 million of $120.9 million, in each case for the year ended December 31, 2019);

●	The potential deterioration of the appeal of our Placemaking model of amenity-rich, walkable Metro-served neighborhoods. Our Placemaking strategies include the delivery of new multifamily and office developments, locally sourced amenity retail and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. COVID-19 may change how people think about work and residential spaces, as well as the appeal of public transportation, which could have a material adverse effect on our Placemaking model. Furthermore, certain of our properties may be considered less desirable and see their occupancy rates suffer, such as West Half, which was completed in the third quarter of 2019 and was 30.2% leased as of December 31, 2019 and is located adjacent to Nationals Stadium. Whether and when fans of professional athletic teams will return to physical stadiums and the appeal of such locations is unclear;
●	Reductions in demand for retail space in our submarkets and nationwide may similarly decline as retail tenants experience diminished revenues and loss of cash flow due to government “stay-at-home” regulations, reduced or eliminated foot traffic and economic uncertainty. Furthermore, our Placemaking model depends in significant part on a retail component, which frequently involves retail assets embedded in or adjacent to our office and/or multifamily assets. Temporary store closures will significantly affect our retail tenants’ ability to generate sales and may cause retailers to, among other things, permanently close stores, decrease the size of new or existing stores, ask for concessions from us or go bankrupt;
●	Unanticipated costs and operating expenses and decreased anticipated revenue related to compliance with regulations, such as inability to sue non-paying tenants, requirements to provide employees with additional mandatory paid time off and increased expenses related to sanitation measures performed at our properties, as well as additional expenses incurred to protect the welfare of our employees, such as expanded access to health services and acquisition of additional technology related to employees working from home;
●	Higher general and administrative costs due to anticipated legal expenses incurred for litigation with non-paying tenants and medical and other employee expenses related to staff being remote;
●	Changes to our sources and uses of cash. For instance, as of March 31, 2020, we have construction in progress that will require an additional $114.6 million to complete ($93.9 million related to our consolidated entities and $20.7 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next one to two years. These expenditures are generally due as the work is performed, and we continue to expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, issuance and sale of equity securities and available cash over that period, though the relative attractiveness of reliance on debt proceeds, asset recapitalizations and sales and issuance and sale of equity securities may vary and change our reliance on them at any given time;
●	Assets that were recently moved from Under Construction assets to operating assets (including 500 L’Enfant Plaza, West Half, 4747 Bethesda Avenue, 901 W Street and 900 W Street (formerly collectively referred to as Atlantic Plumbing C), and 1900 N Street, totaling approximately 569,000 square feet and 721 units in the aggregate) may take longer to stabilize and contribute to NOI;
●	Our current Under Construction assets likely will take longer to reach completion, be moved to operating assets and stabilize;
●	The inability to renew leases, lease vacant space or re-let space as leases expire, or a decline in rental rates on new leases due to a deterioration in the economy and market conditions due to the pandemic;
●	Difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund our liquidity needs, including addressing maturing liabilities;
●	The cost and availability of credit may be negatively impacted by the pandemic, which may adversely affect our liquidity and financial condition, including our results of operations, and the liquidity and financial condition of our tenants. Our inability or the inability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs may materially affect our financial condition and results of operations and the value of our equity securities and any debt securities we may issue in the future;

●	In March 2020, we drew approximately $200 million on our credit facility and in April we drew an additional $300 million plus the remaining $100 million on our Tranche A-1 Term Loan, leaving approximately $500 million of availability. Increased indebtedness and decreased operating revenues could increase our risk of default;
●	A potential delay or reversal of the anticipated rebound in our 2020 NOI that we had anticipated from the combined effects of (i) the burn off of free rent associated with lease renewals we executed in 2017 and 2018 to stabilized levels, (ii) delivery on or ahead of schedule of our Under Construction assets and (iii) acquisition of F1RST Residences;
●	The continued service and availability of personnel, including our executive officers and other leaders that are part of our management team and our ability to recruit, attract and retain skilled personnel to the extent our management or personnel are impacted in significant numbers or in other significant ways by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work;
●	There can be no assurance that losses incurred by us will be covered by the general liability, all-risk property and rental value insurance policies that we maintain;
●	Risks related to holding assets through partnership or real estate investments, including the risk that we could be required to fund capital contributions required of our partners or co-venturers, make contributions to maintain the value of such assets, be forced to sell our interest, or acquire our partners’ or our co-venturers’ interest, or to sell the underlying asset, either on unfavorable terms or at a time when we otherwise would not have initiated such a transaction and potentially being forced to dispose of our interest in that entity, including by contributing it to a subsidiary of ours that is subject to corporate-level income tax. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our real estate ventures may be subject to debt, and the refinancing of such debt may require equity capital calls. (As of December 31, 2019, approximately 11.8% of our assets measured by total square feet were held through real estate ventures, and we expect to co-invest in the future with other third parties through partnerships, real estate ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, real estate venture or other entity);
●	The continued volatility of our share price;
●	The continued attractiveness, feasibility or prudence of paying quarterly dividends;
●	The scaling back or delay of a significant amount of planned capital expenditures, including planned renovation projects, which could adversely affect the value of our properties;
●	Increased risk of the occurrence of a cyber incident and of disruptions to our internal control procedures due to the significant number of our employees that are currently teleworking due to the pandemic and state stay-at-home orders, and the processes, procedures and controls that we have implemented to help mitigate cyber risks may not be sufficient or that our internal control procedures may experience challenges or delays;
●	Construction or redevelopment costs for our projects may exceed original estimates or experience supply chain and/or labor delays and disruptions as a result of new job site procedures or for other reasons, such as insufficient construction personnel, delays in advancing entitlements, or the inability to obtain necessary permits;
●	Failure to comply with our covenants could cause a default under one of our debt instruments, which may require us to repay such debt with capital from other sources or give possession of a property to the lender. Our cash flow from operations may be materially reduced if our tenants fail to pay rent and as a result we may be unable to satisfy our covenants or maintain the required financial ratios under our debt agreements;
●	The extent and duration of the COVID-19-related stay-at-home orders and restrictions on travel and the types of businesses that may continue to operate will have an effect on estimates used in the preparation of the underlying cash flows used in assessing our long-lived assets for impairment and the assessment of the collectability of receivables from tenants, including deferred rent receivables, due to the effects of COVID-19 on their financial position. We have made what we believe to be appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent these estimates differ from actual results, our consolidated financial statements may be materially affected; and
●	The significance, extent and duration of the impact of COVID-19 on our business remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the extent and effectiveness of the containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate, once the current containment measures are lifted.

Moreover, the impact of the COVID-19 pandemic may also exacerbate many of the risks identified under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. As a result, we cannot provide an estimate of the overall impact of the COVID-19 pandemic on our business or when, or if, we will be able to resume normal operations. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our business, financial performance and condition, operating results and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of equity securities by the issuer and affiliated purchasers:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number of Common Shares Purchased As Part of Publicly Announced Plans Or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plan or Programs
				(In thousands)
January 1, 2020 - January 31, 2020	-	$-	-	$-
February 1, 2020 - February 29, 2020	-	-	-	-
March 1, 2020 - March 31, 2020	1,418,153	29.01	1,418,153	458,853
	1,418,153	29.01	1,418,153

In March 2020, our Board of Trustees authorized the repurchase of up to $500 million of our outstanding common shares. Purchases, to the extent made pursuant to the program, will be made either in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to economic and market conditions, share price, applicable legal requirements and other factors. The program may be suspended or discontinued at our discretion without prior notice.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Amendment to 2017 Performance LTIP Unit Awards.

On April 29, 2020, our Compensation Committee reviewed the terms of and approved an amendment to our 2017 performance-based LTIP Units, the terms of which prior to such amendment are set forth on our form of Amended and Restated 2017 Performance LTIP Unit Agreement ("2017 Performance-Based LTIP Units"). The 2017 Performance-Based LTIP Units are subject to performance-based vesting based on the absolute total shareholder return ("TSR") of our common shares as well as the relative TSR of our common shares compared to the companies in the FTSE NAREIT Equity Office Index, measured over the three-year performance period beginning on the August 1, 2017 grant date. Prior to such amendment, the 2017 Performance-Based LTIP Units provided that, if the TSR for JBG SMITH over the three-year performance period is 0% or less, then the 2017 Performance-Based LTIP Units would be automatically forfeited in their entirety at the end of the three-year performance period, notwithstanding our relative TSR performance over the performance period. Following the amendment, the 2017 Performance-Based LTIP Units provide that, if JBG SMITH's TSR is 0% or less for the three-year performance period, then 50% of the 2017 Performance-Based LTIP Units that otherwise would have been earned based on relative TSR may be earned if JBG SMITH's TSR becomes positive within seven years following the end of the three-year performance period (with the other 50% being forfeited at the end of the three-year performance period). Except as described above, the terms of the 2017 Performance-Based LTIP Units, including the relative TSR performance targets and the stock index against which our performance is compared, remain unchanged.

Such amendment was approved by the Compensation Committee with the advice of our independent compensation consultant, FPL Associates, L.P., and conforms the terms of the 2017 Performance-Based LTIP Units to later-issued awards with respect to the absolute TSR modifier.

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
10.1

Second Amendment to Credit Agreement, dated as of January 7, 2020, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 7, 2020).

10.30†	Amendment No. 1 to the JBG SMITH Properties 2017 Omnibus Share Plan, effective February 18, 2020 (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K, filed on March 5, 2020).
10.32†	Form of 2020 JBG SMITH Properties Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K, filed on March 5, 2020).
10.33†	Form of 2020 JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K, filed on March 5, 2020).
10.37†

Letter Agreement, dated as of February 21, 2020, by and between JBG SMITH Properties and Robert A. Stewart (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K, filed on March 5, 2020).

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

JBG SMITH Properties

Date:	May 5, 2020	/s/ Stephen W. Theriot
Stephen W. Theriot
Chief Financial Officer
(Principal Financial and Accounting Officer)