Form 10-Q
period 2020-06-30
JBG SMITH Properties
filed 2020-08-05
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 30, 2020, JBG SMITH Properties had 133,789,614 common shares outstanding.

JBG SMITH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value amounts)

	June 30, 2020	December 31, 2019
ASSETS
Real estate, at cost:
Land and improvements	$1,285,415	$1,240,455
Buildings and improvements	4,065,543	3,880,973
Construction in progress, including land	563,133	654,091
	5,914,091	5,775,519
Less accumulated depreciation	(1,194,743)	(1,119,571)
Real estate, net	4,719,348	4,655,948
Cash and cash equivalents	710,677	126,413
Restricted cash	20,356	16,103
Tenant and other receivables, net	56,102	52,941
Deferred rent receivable, net	177,951	169,721
Investments in unconsolidated real estate ventures	464,437	543,026
Other assets, net	273,030	253,687
Assets held for sale	73,876	168,412
TOTAL ASSETS	$6,495,777	$5,986,251

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgages payable, net	$1,312,524	$1,125,777
Revolving credit facility	500,000	200,000
Unsecured term loans, net	397,637	297,295
Accounts payable and accrued expenses	125,433	157,702
Other liabilities, net	220,414	206,042
Total liabilities	2,556,008	1,986,816
Commitments and contingencies
Redeemable noncontrolling interests	499,083	612,758
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized, none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 133,708 and 134,148 shares issued and outstanding as of June 30, 2020 and December 31, 2019	1,338	1,342
Additional paid-in capital	3,742,205	3,633,042
Accumulated deficit	(255,162)	(231,164)
Accumulated other comprehensive loss	(47,886)	(16,744)
Total shareholders' equity of JBG SMITH Properties	3,440,495	3,386,476
Noncontrolling interests in consolidated subsidiaries	191	201
Total equity	3,440,686	3,386,677
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,495,777	$5,986,251

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE
Property rental	$115,459	$122,326	$235,839	$241,739
Third-party real estate services, including reimbursements	27,167	29,487	56,883	57,178
Other revenue	2,326	8,804	10,337	16,899
Total revenue	144,952	160,617	303,059	315,816
EXPENSES
Depreciation and amortization	52,616	45,995	101,105	94,714
Property operating	33,792	32,113	68,295	64,287
Real estate taxes	17,869	18,266	36,068	35,501
General and administrative:
Corporate and other	13,216	11,559	26,392	23,873
Third-party real estate services	29,239	28,710	58,053	56,776
Share-based compensation related to Formation Transaction and special equity awards	8,858	9,523	18,299	20,654
Transaction and other costs	1,372	2,974	6,681	7,869
Total expenses	156,962	149,140	314,893	303,674
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate ventures, net	(13,485)	(1,810)	(16,177)	1,791
Interest and other income, net	114	2,052	1,021	3,003
Interest expense	(15,770)	(13,107)	(27,775)	(30,281)
Gain on sale of real estate	—	—	59,477	39,033
Loss on extinguishment of debt	—	(1,889)	(33)	(1,889)
Total other income (expense)	(29,141)	(14,754)	16,513	11,657
INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT	(41,151)	(3,277)	4,679	23,799
Income tax (expense) benefit	888	(51)	3,233	1,121
NET INCOME (LOSS)	(40,263)	(3,328)	7,912	24,920
Net (income) loss attributable to redeemable noncontrolling interests	3,483	288	(1,767)	(3,099)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(36,780)	$(3,040)	$6,145	$21,821
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.28)	$(0.03)	$0.04	$0.16
Diluted	$(0.28)	$(0.03)	$0.04	$0.16
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	133,613	131,754	134,078	127,189
Diluted	133,613	131,754	134,078	127,189

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$(40,263)	$(3,328)	$7,912	$24,920
OTHER COMPREHENSIVE LOSS:
Change in fair value of derivative financial instruments	(5,283)	(16,256)	(39,211)	(26,952)
Reclassification of net (income) loss on derivative financial instruments from accumulated other comprehensive loss into interest expense	3,156	(951)	4,314	(1,790)
Other comprehensive loss	(2,127)	(17,207)	(34,897)	(28,742)
COMPREHENSIVE LOSS	(42,390)	(20,535)	(26,985)	(3,822)
Net (income) loss attributable to redeemable noncontrolling interests	3,483	288	(1,767)	(3,099)
Other comprehensive loss attributable to redeemable noncontrolling interests	182	1,503	3,755	2,886
COMPREHENSIVE LOSS ATTRIBUTABLE TO JBG SMITH PROPERTIES	$(38,725)	$(18,744)	$(24,997)	$(4,035)

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated	Noncontrolling
			Additional		Other	Interests in
	Common Shares		Paid-In	Accumulated	Comprehensive	Consolidated	Total
	Shares	Amount	Capital	Deficit	Loss	Subsidiaries	Equity
BALANCE AS OF APRIL 1, 2020	133,517	$1,336	$3,723,795	$(188,239)	$(45,941)	$203	$3,491,154
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(36,780)	—	—	(36,780)
Conversion of common limited partnership units to common shares	156	2	4,750	—	—	—	4,752
Common shares repurchased	—	—	(15)	—	—	—	(15)
Common shares issued pursuant to Employee Share Purchase Plan ("ESPP")	35	—	1,002	—	—	—	1,002
Dividends declared on common shares ($0.225 per common share)	—	—	—	(30,143)	—	—	(30,143)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	(12)	(12)
Redeemable noncontrolling interests redemption value adjustment and other comprehensive loss allocation	—	—	12,673	—	182	—	12,855
Other comprehensive loss	—	—	—	—	(2,127)	—	(2,127)
BALANCE AS OF JUNE 30, 2020	133,708	$1,338	$3,742,205	$(255,162)	$(47,886)	$191	$3,440,686

BALANCE AS OF APRIL 1, 2019	122,594	$1,227	$3,150,133	$(151,157)	$(3,452)	$365	$2,997,116
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(3,040)	—	—	(3,040)
Common shares issued	11,500	115	472,665	—	—	—	472,780
Conversion of common limited partnership units to common shares	7	—	316	—	—	—	316
Common shares issued pursuant to ESPP	26	—	834	—	—	—	834
Dividends declared on common shares ($0.225 per common share)	—	—	—	(30,176)	—	—	(30,176)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	(19)	(19)
Redeemable noncontrolling interests redemption value adjustment and other comprehensive loss allocation	—	—	20,751	—	1,503	—	22,254
Other comprehensive loss	—	—	—	—	(17,207)	—	(17,207)
BALANCE AS OF JUNE 30, 2019	134,127	$1,342	$3,644,699	$(184,373)	$(19,156)	$346	$3,442,858

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
					Other	Noncontrolling
			Additional		Comprehensive	Interests in
	Common Shares		Paid-In	Accumulated	Income	Consolidated	Total
	Shares	Amount	Capital	Deficit	(Loss)	Subsidiaries	Equity
BALANCE AS OF JANUARY 1, 2020	134,148	$1,342	$3,633,042	$(231,164)	$(16,744)	$201	$3,386,677
Net income attributable to common shareholders and noncontrolling interests	—	—	—	6,145	—	—	6,145
Conversion of common limited partnership units to common shares	943	10	35,868	—	—	—	35,878
Common shares repurchased	(1,418)	(14)	(41,178)	—	—	—	(41,192)
Common shares issued pursuant to ESPP	35	—	1,134	—	—	—	1,134
Dividends declared on common shares ($0.225 per common share)	—	—	—	(30,143)	—	—	(30,143)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	(10)	(10)
Redeemable noncontrolling interests redemption value adjustment and other comprehensive loss allocation	—	—	113,339	—	3,755	—	117,094
Other comprehensive loss	—	—	—	—	(34,897)	—	(34,897)
BALANCE AS OF JUNE 30, 2020	133,708	$1,338	$3,742,205	$(255,162)	$(47,886)	$191	$3,440,686

BALANCE AS OF JANUARY 1, 2019	120,937	$1,210	$3,155,256	$(176,018)	$6,700	$204	$2,987,352
Net income attributable to common shareholders and noncontrolling interests	—	—	—	21,821	—	—	21,821
Common shares issued	11,500	115	472,665	—	—	—	472,780
Conversion of common limited partnership units to common shares	1,664	17	57,301	—	—	—	57,318
Common shares issued pursuant to ESPP	26	—	938	—	—	—	938
Dividends declared on common shares ($0.225 per common share)	—	—	—	(30,176)	—	—	(30,176)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	142	142
Redeemable noncontrolling interests redemption value adjustment and other comprehensive loss allocation	—	—	(41,461)	—	2,886	—	(38,575)
Other comprehensive loss	—	—	—	—	(28,742)	—	(28,742)
BALANCE AS OF JUNE 30, 2019	134,127	$1,342	$3,644,699	$(184,373)	$(19,156)	$346	$3,442,858

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$7,912	$24,920
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	38,174	32,114
Depreciation and amortization, including amortization of debt issuance costs	102,896	97,053
Deferred rent	(11,728)	(18,342)
(Income) loss from unconsolidated real estate ventures, net	16,177	(1,791)
Amortization of market lease intangibles, net	(260)	(272)
Amortization of lease incentives	3,525	3,789
Loss on extinguishment of debt	33	1,889
Gain on sale of real estate	(59,477)	(39,033)
Net unrealized loss (gain) on ineffective derivative financial instruments	(30)	48
Losses on operating lease and other receivables	10,614	497
Return on capital from unconsolidated real estate ventures	1,877	1,493
Other non-cash items	104	271
Changes in operating assets and liabilities:
Tenant and other receivables	(10,198)	(6,232)
Other assets, net	(87)	(2,940)
Accounts payable and accrued expenses	(1,617)	(28,513)
Other liabilities, net	(12,396)	(12,168)
Net cash provided by operating activities	85,519	52,783
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(181,232)	(181,007)
Deposits for real estate acquisitions	—	(8,525)
Proceeds from sale of real estate	154,493	117,676
Distributions of capital from unconsolidated real estate ventures	70,818	7,557
Investments in unconsolidated real estate ventures	(10,733)	(4,409)
Net cash provided by (used in) investing activities	33,346	(68,708)
FINANCING ACTIVITIES:
Finance lease payments	(3,031)	(66)
Borrowings under mortgages payable	195,159	—
Borrowings under revolving credit facility	500,000	—
Borrowings under unsecured term loans	100,000	—
Repayments of mortgages payable	(4,437)	(480,674)
Repayments of revolving credit facility	(200,000)	—
Debt issuance costs	(9,774)	(515)
Proceeds from the issuance of common stock, net of issuance costs	—	473,527
Proceeds from common stock issued pursuant to ESPP	887	—
Common shares repurchased	(41,192)	—
Dividends paid to common shareholders	(60,327)	(69,473)
Distributions to redeemable noncontrolling interests	(7,610)	(9,734)
Distributions to noncontrolling interests	(23)	(19)
Contributions from noncontrolling interests	—	125
Net cash provided by (used in) financing activities	469,652	(86,829)
Net increase (decrease) in cash and cash equivalents and restricted cash	588,517	(102,754)
Cash and cash equivalents and restricted cash as of the beginning of the period	142,516	399,532
Cash and cash equivalents and restricted cash as of the end of the period	$731,033	$296,778
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AS OF END OF THE PERIOD:
Cash and cash equivalents	$710,677	$280,349
Restricted cash	20,356	16,429
Cash and cash equivalents and restricted cash	$731,033	$296,778
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $8,633 and $14,953 in 2020 and 2019)	25,647	29,179
Accrued capital expenditures included in accounts payable and accrued expenses	70,367	89,048
Write-off of fully depreciated assets	13,378	26,974
Conversion of common limited partnership units to common shares	35,878	57,318
Recognition (derecognition) of operating lease right-of-use assets	(13,151)	35,318
Recognition (derecognition) of liabilities related to operating lease right-of-use assets	(13,151)	37,922
Recognition of finance lease right-of-use assets	42,354	—
Recognition of liabilities related to finance lease right-of-use assets	40,684	—
Cash paid for amounts included in the measurement of lease liabilities for operating leases	4,015	3,068

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Organization and Basis of Presentation

Organization

JBG SMITH Properties ("JBG SMITH") is a Maryland real estate investment trust ("REIT"), which owns and operates a portfolio of high-growth commercial and multifamily assets, many of which are amenitized with ancillary retail. JBG SMITH's portfolio reflects its longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area that have high barriers to entry and key urban amenities, including being within walking distance of a Metro station. Substantially all of JBG SMITH's assets are held by, and its operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), its operating partnership. As of June 30, 2020, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 90.4% of its common limited partnership units ("OP Units"). JBG SMITH is hereinafter referred to as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures.

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

As of June 30, 2020, our Operating Portfolio consisted of 63 operating assets comprising 43 commercial assets totaling 13.3 million square feet (11.2 million square feet at our share) and 20 multifamily assets totaling 7,367 units (5,583 units at our share). Additionally, we have (i) three assets under construction comprising one wholly owned commercial asset totaling 274,000 square feet and two multifamily assets totaling 755 units (577 units at our share); and (ii) 35 future development assets totaling approximately 19.4 million square feet (16.6 million square feet at our share) of estimated potential development density.

Our revenues are derived primarily from leases with commercial and multifamily tenants, which include fixed rents and reimbursements from tenants for certain expenses such as real estate taxes, property operating expenses, and repairs and maintenance. In addition, our third-party asset management and real estate services business provides fee-based real estate services to third parties, the Washington Housing Initiative ("WHI"), Amazon.com ("Amazon") and the legacy funds formerly organized by JBG (the "JBG Legacy Funds").

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission.

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

References to our financial statements refer to our condensed consolidated financial statements as of June 30, 2020 and December 31, 2019, and for the three and six months ended June 30, 2020 and 2019. References to our balance sheets refer to our condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019. References to our statements of operations refer to our condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019. References to our statements of comprehensive loss refer to our condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2020 and 2019. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019.

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

During the six months ended June 30, 2020, as a result of the CARES Act, we made adjustments to the net deferred tax liability amounts, which relate to “qualified improvement property” owned by our TRSs.

2.Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes to our significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates include: (i) the underlying cash flows and holding periods used in assessing impairment; (ii) the determination of useful lives for tangible and intangible assets; and (iii) the assessment of the collectability of receivables, including deferred rent receivables. Due to the current pandemic of the novel coronavirus, or COVID-19, commencing in March 2020, authorities in jurisdictions where our properties are located issued stay-at-home orders and restrictions on travel and permitted businesses operations. The effects of COVID-19 have most significantly impacted the operations of many of our retail tenants, which generated approximately 7% of our revenue for the year ended December 31, 2019, our commercial parking revenue and our interest in the operations of the Crystal City Marriott and The Marriott Wardman Park hotels. The extent to which the COVID-19 pandemic impacts us and our tenants will depend on future developments, which are highly uncertain. The extent and duration of the stay-at-home orders and other effects of COVID-19 on us and our tenants will affect estimates used in the preparation of the underlying cash flows used in assessing our long-lived assets for impairment and the assessment of the collectability of receivables from tenants, including deferred rent receivables. We have made what we believe to be appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent these estimates differ from actual results, our consolidated financial statements may be materially affected.

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform ("Topic 848"). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period March 12, 2020 through December 31, 2022 as reference rate reform activities occur. During the six months ended June 30, 2020, we elected to apply the hedge accounting expedients related to (i) the assertion that our hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of our derivatives, which will be consistent with our past presentation. We will continue to evaluate the impact of the guidance and may apply other elections, as applicable, as additional changes in the market occur.

COVID-19 Lease Modification Accounting Relief

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, we have provided rent deferrals and other lease concessions to certain of our tenants. In April 2020, the Financial Accounting Standards Board ("FASB") issued a Staff Q&A that allows lessors to elect not to evaluate whether lease-related relief provided to mitigate the economic effects of COVID-19 is a lease modification under Accounting Standards Codification Topic 842, Leases ("Topic 842") if certain criteria are met. This election allows us to bypass a lease-by-lease analysis, and instead choose to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. We have elected to apply the lease modification policy relief and have accounted for lease-related relief provided to mitigate the economic effects of COVID-19 as lease modifications under Topic 842, regardless of whether the right to such relief was embedded within the terms of the lessee’s lease. During the three months ended June 30, 2020, we entered into rent deferral agreements with certain of our tenants, many of which were placed on the cash basis of accounting, resulting in the deferral to future periods of $1.2 million of rent that had been contractually due in the second quarter. We are in the process of negotiating additional rent deferrals and other lease concessions with some of our tenants.

During the three and six months ended June 30, 2020, we recorded $3.6 million and $4.7 million of credit losses against billed rent receivables and $2.0 million and $3.6 million against deferred (straight-line) rent receivables due to the effects of COVID-19 related to certain of our tenants, primarily our retail tenants, that are unable to pay rent while businesses are closed or not operating at full capacity. During the three months ended June 30, 2020, we also recorded $2.4 million of reserves against receivables from one of our parking operators that filed for bankruptcy protection. Additionally, in connection with the preparation and review of our second quarter 2020 financial statements, we determined that our investment in the venture that owns The Marriott Wardman Park hotel was impaired due to a decline in the fair value of the underlying asset and recorded an impairment charge of $6.5 million, reducing the net book value of our investment to zero (see Note 4 for additional information).

3.Disposition and Assets Held for Sale

Disposition

The following is a summary of disposition activity for the six months ended June 30, 2020:

Gain on
				Total	Gross	Cash	Sale of
				Square	Sales	Proceeds	Real
Date Disposed	Assets	Segment	Location	Feet	Price	from Sale	Estate

(In thousands)
January 15, 2020	Metropolitan Park (1)	Other	Arlington, Virginia	2,150	$154,952	$154,493	$59,477
(1)	The property, which was sold to Amazon, was part of a like-kind exchange. See Note 5 for additional information. Total square feet represents potential development density approved by Arlington County.

In June 2020, we recognized a loss of $3.0 million from the sale of 11333 Woodglen Drive/NoBe II Land/Woodglen ("Woodglen") by our unconsolidated real estate venture with Landmark. See Note 4 for additional information.

Assets Held for Sale

As of June 30, 2020 and December 31, 2019, we had certain real estate properties that were classified as held for sale. The amounts included in "Assets held for sale" in our balance sheets primarily represent the carrying value of real estate. The following is a summary of assets held for sale:

			Total	Assets Held
Assets	Segment	Location	Square Feet (1)	for Sale
				(In thousands)
June 30, 2020
Pen Place (2)	Other	Arlington, Virginia	2,080	$73,876

December 31, 2019
Pen Place (2)	Other	Arlington, Virginia	2,080	$73,895
Metropolitan Park (3)	Other	Arlington, Virginia	2,150	94,517
			4,230	$168,412
(1)	Represents estimated or approved potential development density.
(2)	In March 2019, we entered into an agreement for the sale of Pen Place for $149.9 million, subject to customary closing conditions. The sale of Pen Place to Amazon is expected to close in 2021.
(3)	As noted above, we sold Metropolitan Park to Amazon in January 2020.

4.Investments in Unconsolidated Real Estate Ventures

The following is a summary of the composition of our investments in unconsolidated real estate ventures:

	Ownership
Real Estate Venture Partners	Interest (1)	June 30, 2020	December 31, 2019

		(In thousands)
Prudential Global Investment Management	50.0%	$217,758	$215,624
Landmark	1.8% - 49.0%	70,217	77,944
CBREI Venture	5.0% - 64.0%	66,184	68,405
CPPIB (2)	55.0%	48,164	109,911
Berkshire Group	50.0%	47,780	46,391
Brandywine	30.0%	13,760	13,830
Pacific Life Insurance Company (3)	20.0%	—	10,385
Other		574	536
Total investments in unconsolidated real estate ventures		$464,437	$543,026
(1)	Ownership interests as of June 30, 2020. We have multiple investments with certain venture partners with varying ownership interests.
(2)	In April 2020, our real estate venture with CPPIB entered into a mortgage loan with a maximum principal balance of $160.0 million collateralized by 1900 N Street. The venture initially received proceeds from the mortgage loan of $134.5 million, with an additional $25.5 million available in the future. During the three months ended June 30, 2020, we received a distribution of $70.8 million from the venture.
(3)	In connection with the preparation and review of our second quarter 2020 financial statements, we determined that our investment in the venture that owns The Marriott Wardman Park hotel was impaired due to a decline in the fair value of the underlying asset and recorded an impairment charge of $6.5 million, reducing the net book value of our investment to zero.

In June 2020, our unconsolidated real estate venture with Landmark sold Woodglen, commercial and future development assets located in Rockville, Maryland, for $17.8 million. In connection with the sale, we recognized our proportionate share of the loss from the sale of $3.0 million, which is included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations for the three and six months ended June 30, 2020. Additionally, in connection with the sale, our unconsolidated real estate venture repaid the related mortgage payable of $12.2 million.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $6.3 million and $13.0 million for the three and six months ended June 30, 2020, and $7.8 million and $13.7 million for the three and six months ended June 30, 2019 for such services.

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

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted
	Average Effective
	Interest Rate (1)	June 30, 2020	December 31, 2019

		(In thousands)
Variable rate (2)	2.38%	$767,164	$629,479
Fixed rate (3)	4.00%	566,025	561,236
Unconsolidated real estate ventures - mortgages payable		1,333,189	1,190,715
Unamortized deferred financing costs		(8,138)	(2,859)
Unconsolidated real estate ventures - mortgages payable, net (4)		$1,325,051	$1,187,856
(1)	Weighted average effective interest rate as of June 30, 2020.

(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(4)	See Note 17 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of the financial information for our unconsolidated real estate ventures:

	June 30, 2020	December 31, 2019

	(In thousands)
Combined balance sheet information:
Real estate, net	$2,453,106	$2,493,961
Other assets, net	287,903	291,092
Total assets	$2,741,009	$2,785,053

Borrowings, net	$1,325,051	$1,187,856
Other liabilities, net	159,091	168,243
Total liabilities	1,484,142	1,356,099
Total equity	1,256,867	1,428,954
Total liabilities and equity	$2,741,009	$2,785,053

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Combined income statement information:
Total revenue	$45,314	$74,796	$114,893	$134,787
Operating income (loss) (1)	(25,232)	10,542	(25,714)	10,109
Net loss (1)	(35,901)	(1,460)	(54,066)	(16,687)
(1)	Includes the loss from the sale of Woodglen of $16.4 million recognized by our unconsolidated real estate venture with Landmark during the three and six months ended June 30, 2020.

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

Unconsolidated VIEs

As of June 30, 2020 and December 31, 2019, we had interests in entities deemed to be VIEs that are in the development stage and do not hold sufficient equity at risk or conduct substantially all their operations on behalf of an investor with disproportionately few voting rights. Although we are engaged to act as the managing partner in charge of day-to-day operations of these investees, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's performance. We account for our investment in these entities under the equity method. As of June 30, 2020 and December 31, 2019, the net carrying amounts of our investment in these entities were $164.6 million and $242.9 million, which are included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs is included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and certain guarantees. See Note 17 for additional information.

Consolidated VIEs

JBG SMITH LP is our sole consolidated VIE. We hold 90.4% of the limited partnership interest in JBG SMITH LP, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management.

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

In conjunction with the acquisition of F1RST Residences in December 2019, we entered into a like-kind exchange agreement with a third-party intermediary. As of December 31, 2019, the third-party intermediary was the legal owner of the entity that owned this property. We determined we were the primary beneficiary of the VIE, and accordingly, we consolidated the property and its operations as of the acquisition date. Legal ownership of this entity was transferred to us by the third-party intermediary when the like-kind exchange agreement was completed with the sale of Metropolitan Park in January 2020.

During the three months ended June 30, 2020, an under construction multifamily asset at 965 Florida Avenue in Washington, D.C. that we own through a consolidated real estate venture, which we deemed to be a VIE, began placing units into service. As of June 30, 2020, we no longer deemed the venture to be a VIE since it was determined to have sufficient equity to finance its activities without additional support. See Note 9 for additional information.

As of June 30, 2020, we had no VIEs other than JBG SMITH LP. As of December 31, 2019, excluding JBG SMITH LP, the two VIEs described above: (i) had aggregate total assets and liabilities of $136.8 million and $11.8 million; and (ii) only the assets of the respective VIE can be used to settle obligations of that VIE, and their creditors have no recourse to our wholly owned assets.

6.Other Assets, Net

The following is a summary of other assets, net:

	June 30, 2020	December 31, 2019

	(In thousands)
Deferred leasing costs, net	$123,209	$126,016
Lease intangible assets, net	18,885	23,644
Other identified intangible assets, net	45,555	48,620
Operating lease right-of-use assets, net	6,426	19,865
Finance lease right-of-use assets (1)	42,210	—
Prepaid expenses	9,098	12,556
Deferred financing costs on credit facility, net	7,494	3,071
Deposits	3,595	3,210
Derivative agreements, at fair value	46	—
Other	16,512	16,705
Total other assets, net	$273,030	$253,687
(1)	Related to an amendment of the ground lease for 1730 M Street executed during the six months ended June 30, 2020. The amendment extended the expiration date of the lease from April 2061 to December 2118, and resulted in its reclassification from an operating to a finance lease.

7.Debt

Mortgages Payable

The following is a summary of mortgages payable:

	Weighted Average
	Effective
	Interest Rate (1)	June 30, 2020	December 31, 2019

		(In thousands)
Variable rate (2)	1.57%	$294,500	$2,200
Fixed rate (3)	4.38%	1,024,068	1,125,648
Mortgages payable		1,318,568	1,127,848
Unamortized deferred financing costs and premium/ discount, net		(6,044)	(2,071)
Mortgages payable, net		$1,312,524	$1,125,777
(1)	Weighted average effective interest rate as of June 30, 2020.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

As of June 30, 2020 and December 31, 2019, the net carrying value of real estate collateralizing our mortgages payable totaled $1.6 billion and $1.4 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain of our mortgages payable are recourse to us. See Note 17 for additional information.

During the six months ended June 30, 2020, we entered into a mortgage loan with a principal balance of $175.0 million collateralized by 4747 Bethesda Avenue, and refinanced the mortgage loan collateralized by RTC-West, increasing the principal balance by $20.2 million. In July 2020, we entered into three separate mortgage loans with an aggregate principal balance of $385.0 million, collateralized by The Bartlett, 1221 Van Street and 220 20th Street.

As of June 30, 2020 and December 31, 2019, we had various interest rate swap and cap agreements on certain of our mortgages payable with an aggregate notional value of $945.4 million and $867.6 million. See Note 15 for additional information.

Credit Facility

As of June 30, 2020, our $1.4 billion credit facility consisted of a $1.0 billion revolving credit facility maturing in January 2025, a $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023, and a $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. The following is a summary of amounts outstanding under the credit facility:

	Effective
	Interest Rate (1)	June 30, 2020	December 31, 2019

		(In thousands)
Revolving credit facility (2) (3) (4)	1.21%	$500,000	$200,000

Tranche A-1 Term Loan (5)	2.34%	$200,000	$100,000
Tranche A-2 Term Loan (6)	2.49%	200,000	200,000
Unsecured term loans		400,000	300,000
Unamortized deferred financing costs, net		(2,363)	(2,705)
Unsecured term loans, net		$397,637	$297,295
(1)	Effective interest rate as of June 30, 2020.
(2)	As of both June 30, 2020 and December 31, 2019, letters of credit with an aggregate face amount of $1.5 million were outstanding under our revolving credit facility.

(3)	As of June 30, 2020 and December 31, 2019, net deferred financing costs related to our revolving credit facility totaling $7.5 million and $3.1 million were included in "Other assets, net."
(4)	The interest rate for our revolving credit facility excludes a 0.15% facility fee. In July 2020, we repaid the $500.0 million outstanding on our revolving credit facility.
(5)	As of both June 30, 2020 and December 31, 2019, $100.0 million of the outstanding balance was fixed by interest rate swap agreements. As of June 30, 2020, the interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.14%. As of June 30, 2020, we had a forward-starting swap that became effective on July 20, 2020 with a notional value of $100.0 million, which effectively converted the variable interest rate applicable to the remaining $100.0 million drawn in April 2020 under our Tranche A-1 Loan to a fixed interest rate upon the effective date of the swap.
(6)	As of June 30, 2020 and December 31, 2019, $200.0 million and $137.6 million of the outstanding balance was fixed by interest rate swap agreements. As of June 30, 2020, the interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.34%.

8.Other Liabilities, Net

The following is a summary of other liabilities, net:

	June 30, 2020	December 31, 2019

	(In thousands)
Lease intangible liabilities, net	$11,240	$12,324
Prepaid rent	24,689	23,612
Lease assumption liabilities	13,251	17,589
Lease incentive liabilities	17,814	20,854
Liabilities related to operating lease right-of-use assets	11,643	28,476
Liabilities related to finance lease right-of-use assets (1)	39,878	—
Security deposits	15,700	16,348
Environmental liabilities	17,898	17,898
Net deferred tax liability	3,553	5,542
Dividends payable	—	34,012
Derivative agreements, at fair value	52,558	17,440
Other	12,190	11,947
Total other liabilities, net	$220,414	$206,042
(1)	Related to an amendment of the ground lease for 1730 M Street executed during the six months ended June 30, 2020. The amendment extended the expiration date of the lease from April 2061 to December 2118, and resulted in its reclassification from an operating to a finance lease.

9.Redeemable Noncontrolling Interests

JBG SMITH LP

A portion of the OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. During the six months ended June 30, 2020 and 2019, unitholders redeemed 942,940 and 1.7 million OP Units, which we elected to redeem for an equivalent number of our common shares. As of June 30, 2020, outstanding OP Units totaled 14.2 million, representing a 9.6% ownership interest in JBG SMITH LP. On our balance sheets, our OP Units and certain vested LTIPs are presented at the higher of their redemption value or their carrying value, with such adjustments recognized in "Additional paid-in capital." Redemption value per OP Unit is equivalent to the market value of one of our common shares at the end of the period. In July 2020, unitholders redeemed 81,069 OP Units, which we elected to redeem for an equivalent number of our common shares.

Consolidated Real Estate Venture

We are a partner in a real estate venture that owns an under construction multifamily asset located at 965 Florida Avenue in Washington, D.C. Pursuant to the terms of the real estate venture agreement, we will fund all capital contributions until our ownership interest reaches a maximum of 97.0%. Our partner can redeem its interest for cash two, but no later than seven years, after delivery. As of June 30, 2020, we held a 95.7% ownership interest in the real estate venture, and approximately 40% of the units had been placed in service.

The following is a summary of the activity of redeemable noncontrolling interests:

	Three Months Ended June 30,
	2020			2019
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance as of the beginning of the period	$496,984	$6,056	$503,040	$578,781	$5,982	$584,763
OP Unit redemptions	(4,752)	—	(4,752)	(316)	—	(316)
Long-term incentive partnership units ("LTIP Units") issued in lieu of cash bonuses (1)	450	—	450	818	—	818
Net income (loss) attributable to redeemable noncontrolling interests	(3,443)	(40)	(3,483)	(292)	4	(288)
Other comprehensive loss	(182)	—	(182)	(1,503)	—	(1,503)
Contributions (distributions)	(3,782)	—	(3,782)	(3,838)	—	(3,838)
Share-based compensation expense	20,465	—	20,465	15,343	—	15,343
Adjustment to redemption value	(12,673)	—	(12,673)	(20,751)	—	(20,751)
Balance as of the end of the period	$493,067	$6,016	$499,083	$568,242	$5,986	$574,228

	Six Months Ended June 30,
	2020			2019
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance as of the beginning of the period	$606,699	$6,059	$612,758	$552,159	$5,981	$558,140
OP Unit redemptions	(35,878)	—	(35,878)	(57,318)	—	(57,318)
LTIP Units issued in lieu of cash bonuses (1)	4,066	—	4,066	3,954	—	3,954
Net income (loss) attributable to redeemable noncontrolling interests	1,810	(43)	1,767	3,094	5	3,099
Other comprehensive loss	(3,755)	—	(3,755)	(2,886)	—	(2,886)
Contributions (distributions)	(3,782)	—	(3,782)	(3,838)	—	(3,838)
Share-based compensation expense	37,246	—	37,246	31,616	—	31,616
Adjustment to redemption value	(113,339)	—	(113,339)	41,461	—	41,461
Balance as of the end of the period	$493,067	$6,016	$499,083	$568,242	$5,986	$574,228
(1)	See Note 11 for additional information.

10.Property Rental Revenue

The following is a summary of property rental revenue from our non-cancellable leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Fixed	$106,612	$114,140	$217,545	$227,730
Variable	8,847	8,186	18,294	14,009
Property rental revenue	$115,459	$122,326	$235,839	$241,739

11.Share-Based Payments

LTIP and Time-Based LTIP Units

During the six months ended June 30, 2020, we granted 381,504 LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") to management and other employees with a weighted average grant-date fair value of $38.52 per unit that vest over four years, 25.0% per year, subject to continued employment. Compensation expense for these units is being recognized over a four-year period. The aggregate grant-date fair value of these Time-Based LTIP Units granted during the six months ended June 30, 2020 was $14.7 million, valued using Monte Carlo simulations.

During the six months ended June 30, 2020, we granted 90,094 fully vested LTIP Units, with a grant-date fair value of $40.13 per unit, to certain executives who elected to receive all or a portion of their cash bonus paid in 2020, related to 2019 service, as LTIP Units. Compensation expense totaling $3.6 million for these LTIP Units was recognized in 2019.

In April 2020, as part of their annual compensation, we granted a total of 54,607 fully vested LTIP Units to certain of our trustees with an aggregate grant-date fair value of $1.5 million.

The following is a summary of the significant assumptions used to value the LTIP and Time-Based LTIP Units:

Expected volatility	18.0% to 29.0%
Risk-free interest rate	0.3% to 1.5%
Post-grant restriction periods	2 to 3 years

Performance-Based LTIP

During the six months ended June 30, 2020, we granted 593,100 LTIP Units with performance-based vesting requirements ("Performance-Based LTIP Units") to management and other employees with a weighted average grant-date fair value of $18.67 per unit. Our Performance-Based LTIP Units have a three-year performance period. 50% of any Performance-Based LTIP Units that are earned vest at the end of the three-year performance period and the remaining 50% on the fourth anniversary of the date of grant, subject to continued employment. If, however, the Performance-Based LTIP Units do not achieve a positive absolute total shareholder return (“TSR”) at the end of the three-year performance period, but satisfy the relative performance criteria thereof, 50% of the units that otherwise would have been retained will be forfeited, and the remaining 50% will be earned and vest if and when we achieve a positive TSR during the succeeding seven years, measured at the end of each quarter.

The aggregate grant-date fair value of the Performance-Based LTIP Units granted during the six months ended June 30, 2020, was $11.1 million, valued using Monte Carlo simulations. Compensation expense for the Performance-Based LTIP Units is being recognized over a four-year period. The following is a summary of the significant assumptions used to value the Performance-Based LTIP Units:

Expected volatility	15.0%
Dividend yield	2.3%
Risk-free interest rate	1.3%

ESPP

Pursuant to the ESPP, employees purchased 35,307 common shares for $887,000 during the six months ended June 30, 2020. The following is a summary of the significant assumptions used to value the ESPP common shares using the Black-Scholes model:

Expected volatility	13.0%
Dividend yield	1.1%
Risk-free interest rate	1.7%

Expected life	6 months

Share-Based Compensation Expense

The following is a summary of share-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Time-Based LTIP Units	$4,288	$2,840	$7,639	$5,774
Performance-Based LTIP Units	6,219	1,980	10,208	4,188
LTIP Units	1,100	1,000	1,100	1,000
Other equity awards (1)	1,590	981	3,139	2,040
Share-based compensation expense - other	13,197	6,801	22,086	13,002
Formation Awards	1,339	1,229	2,598	2,889
OP Units (2)	5,977	6,813	12,618	14,744
LTIP Units (2)	103	115	215	223
Special Performance-Based LTIP Units (3)	687	640	1,358	1,284
Special Time-Based LTIP Units (3)	752	726	1,510	1,514
Share-based compensation related to Formation Transaction and special equity awards (4)	8,858	9,523	18,299	20,654
Total share-based compensation expense	22,055	16,324	40,385	33,656
Less amount capitalized	(1,243)	(799)	(2,211)	(1,542)
Share-based compensation expense	$20,812	$15,525	$38,174	$32,114
(1)	Primarily comprising compensation expense for certain executives who have elected to receive all or a portion of any cash bonus that may be paid in the subsequent year related to past service in the form of fully vested LTIP Units and related to our ESPP.
(2)	Represents share-based compensation expense for LTIP Units and OP Units subject to post-Combination employment obligations.
(3)	Represents equity awards issued related to our successful pursuit of Amazon's additional headquarters in National Landing.
(4)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in the accompanying statements of operations.

As of June 30, 2020, we had $74.0 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 2.0 years.

12.Transaction and Other Costs

The following is a summary of transaction and other costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Demolition costs (1)	$—	$1,800	$—	$4,119
Formation Transaction and integration costs (2)	1,351	1,165	2,660	3,270
Completed, potential and pursued transaction expenses	21	9	21	480
Other (3)	—	—	4,000	—
Transaction and other costs	$1,372	$2,974	$6,681	$7,869
(1)	Related to 1900 Crystal Drive.
(2)	Includes integration and severance costs.
(3)	Represents a charitable commitment to the Washington Housing Conservancy, a non-profit that acquires and owns affordable workforce housing in the Washington D.C. metropolitan region.

13.Interest Expense

The following is a summary of interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Interest expense before capitalized interest	$18,339	$20,431	$35,040	$43,308
Amortization of deferred financing costs	779	714	1,398	1,878
Net unrealized (gain) loss on derivative financial instruments not designated as cash flow hedges	17	—	(30)	48
Capitalized interest	(3,365)	(8,038)	(8,633)	(14,953)
Interest expense	$15,770	$13,107	$27,775	$30,281

14.Shareholders' Equity and Earnings Per Common Share

Common Shares Repurchased

In March 2020, our Board of Trustees authorized the repurchase of up to $500 million of our outstanding common shares. During the six months ended June 30, 2020, we repurchased and retired 1.4 million common shares for $41.2 million, an average purchase price of $29.01 per share.

Earnings Per Common Share

The following is a summary of the calculation of basic and diluted earnings per common share and a reconciliation of the amounts of net income (loss) available to common shareholders used in calculating basic and diluted earnings per common share to net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands, except per share amounts)
Net income (loss)	$(40,263)	$(3,328)	$7,912	$24,920
Net (income) loss attributable to redeemable noncontrolling interests	3,483	288	(1,767)	(3,099)
Net income (loss) attributable to common shareholders	(36,780)	(3,040)	6,145	21,821
Distributions to participating securities	(907)	(996)	(907)	(996)
Net income (loss) available to common shareholders — basic and diluted	$(37,687)	$(4,036)	$5,238	$20,825

Weighted average number of common shares outstanding — basic and diluted	133,613	131,754	134,078	127,189

Earnings (loss) per common share:
Basic	$(0.28)	$(0.03)	$0.04	$0.16
Diluted	$(0.28)	$(0.03)	$0.04	$0.16

The effect of the redemption of OP Units and Time-Based LTIP Units that were outstanding as of June 30, 2020 and 2019 is excluded in the computation of diluted earnings per common share as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings per share). Since OP Units and Time-Based LTIP Units, which are held by noncontrolling interests, are attributed gains at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average OP Unit and Time-Based LTIP Unit impact are excluded from net income (loss) available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted earnings per common share. Performance-Based LTIP Units, Special Performance-Based LTIP Units and Formation Awards, which totaled 5.2 million and 5.1 million for the three and six months ended June 30, 2020, and 4.7 million for the three and six months ended June 30, 2019, were excluded from the calculation of diluted earnings per common share as they were antidilutive, but potentially could be dilutive in the future.

15.Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.

As of June 30, 2020 and December 31, 2019, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized loss on our derivative financial instruments designated as cash flow hedges was $52.6 million and $17.7 million as of June 30, 2020 and December 31, 2019 and was recorded in "Accumulated other comprehensive loss" in our balance sheets, of which a portion was reclassified to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $16.0 million as an increase to interest expense.

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

The following is a summary of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
June 30, 2020
Derivative financial instruments designated as cash flow hedges:
Classified as liabilities in "Other liabilities, net"	$52,558	—	$52,558	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	46	—	46	—

December 31, 2019
Derivative financial instruments designated as cash flow hedges:
Classified as liabilities in "Other liabilities, net"	$17,440	—	$17,440	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2020 and December 31, 2019, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains and losses included in "Other comprehensive loss" in our statements of comprehensive loss for the three and six months ended June 30, 2020 and 2019 were attributable to the net change in unrealized gains or losses related to the interest rate swaps that were outstanding during those periods, none of which were reported in our statements of operations as the interest rate swaps were documented and qualified as hedging instruments.

Financial Assets and Liabilities Not Measured at Fair Value

As of June 30, 2020 and December 31, 2019, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	June 30, 2020		December 31, 2019
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgages payable	$1,318,568	$1,338,592	$1,127,848	$1,162,890
Revolving credit facility	500,000	492,477	200,000	200,177
Unsecured term loans	400,000	395,281	300,000	300,607
(1)	The carrying amount consists of principal only.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Property management fees	$4,735	$5,687	$10,759	$11,115
Asset management fees	2,375	3,547	5,099	7,035
Leasing fees	794	1,085	2,541	3,298
Development fees	3,048	2,533	5,860	4,129
Construction management fees	460	470	1,473	1,099
Other service revenue	1,817	1,738	3,452	2,621
Third-party real estate services revenue, excluding reimbursements	13,229	15,060	29,184	29,297
Reimbursements revenue (1)	13,938	14,427	27,699	27,881
Third-party real estate services revenue, including reimbursements	27,167	29,487	56,883	57,178
Third-party real estate services expenses	29,239	28,710	58,053	56,776
Third-party real estate services revenue less expenses	$(2,072)	$777	$(1,170)	$402
(1)	Represents reimbursement of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Management company assets primarily consist of management and leasing contracts with a net book value of $28.5 million and $31.5 million and are classified in "Other assets, net" in our balance sheets as of June 30, 2020 and December 31, 2019. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

The following is the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Net income (loss) attributable to common shareholders	$(36,780)	$(3,040)	$6,145	$21,821
Add:
Depreciation and amortization expense	52,616	45,995	101,105	94,714
General and administrative expense:
Corporate and other	13,216	11,559	26,392	23,873
Third-party real estate services	29,239	28,710	58,053	56,776
Share-based compensation related to Formation Transaction and special equity awards	8,858	9,523	18,299	20,654
Transaction and other costs	1,372	2,974	6,681	7,869
Interest expense	15,770	13,107	27,775	30,281
Loss on extinguishment of debt	—	1,889	33	1,889
Income tax expense (benefit)	(888)	51	(3,233)	(1,121)
Net income (loss) attributable to redeemable noncontrolling interests	(3,483)	(288)	1,767	3,099
Less:
Third-party real estate services, including reimbursements	27,167	29,487	56,883	57,178
Other revenue (1)	1,516	2,114	3,146	3,755
Income (loss) from unconsolidated real estate ventures, net	(13,485)	(1,810)	(16,177)	1,791
Interest and other income, net	114	2,052	1,021	3,003
Gain on sale of real estate	—	—	59,477	39,033
Consolidated NOI	$64,608	$78,637	$138,667	$155,095
(1)	Excludes parking revenue of $810,000 and $7.2 million for the three and six months ended June 30, 2020, and $6.7 million and $13.1 million for the three and six months ended June 30, 2019.

The following is a summary of NOI by segment. Items classified in the Other column include future development assets, corporate entities and the elimination of intersegment activity.

	Three Months Ended June 30, 2020
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$85,575	$31,618	$(1,734)	$115,459
Other property revenue	772	38	—	810
Total property revenue	86,347	31,656	(1,734)	116,269
Property expense:
Property operating	24,001	10,705	(914)	33,792
Real estate taxes	12,024	4,694	1,151	17,869
Total property expense	36,025	15,399	237	51,661
Consolidated NOI	$50,322	$16,257	$(1,971)	$64,608

	Three Months Ended June 30, 2019
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$94,626	$28,873	$(1,173)	$122,326
Other property revenue	6,600	90	—	6,690
Total property revenue	101,226	28,963	(1,173)	129,016
Property expense:
Property operating	26,409	8,204	(2,500)	32,113
Real estate taxes	12,739	4,143	1,384	18,266
Total property expense	39,148	12,347	(1,116)	50,379
Consolidated NOI	$62,078	$16,616	$(57)	$78,637

	Six Months Ended June 30, 2020
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$176,773	$64,421	$(5,355)	$235,839
Other property revenue	7,016	175	—	7,191
Total property revenue	183,789	64,596	(5,355)	243,030
Property expense:
Property operating	51,944	21,012	(4,661)	68,295
Real estate taxes	24,396	9,432	2,240	36,068
Total property expense	76,340	30,444	(2,421)	104,363
Consolidated NOI	$107,449	$34,152	$(2,934)	$138,667

	Six Months Ended June 30, 2019
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$190,873	$57,123	$(6,257)	$241,739
Other property revenue	12,974	170	—	13,144
Total property revenue	203,847	57,293	(6,257)	254,883
Property expense:
Property operating	56,889	16,172	(8,774)	64,287
Real estate taxes	25,252	7,692	2,557	35,501
Total property expense	82,141	23,864	(6,217)	99,788
Consolidated NOI	$121,706	$33,429	$(40)	$155,095

The following is a summary of certain balance sheet data by segment:

	Commercial	Multifamily	Other	Total

	(In thousands)
June 30, 2020
Real estate, at cost	$3,491,770	$2,027,666	$394,655	$5,914,091
Investments in unconsolidated real estate ventures	332,151	107,232	25,054	464,437
Total assets (1)	3,494,463	1,698,795	1,302,519	6,495,777
December 31, 2019
Real estate, at cost	$3,415,294	$1,998,297	$361,928	$5,775,519
Investments in unconsolidated real estate ventures	396,199	107,882	38,945	543,026
Total assets (1)	3,361,122	1,682,872	942,257	5,986,251
(1)	Includes assets held for sale. See Note 3 for additional information.

17.Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $150.0 million per occurrence and in the aggregate, and property and rental value insurance coverage with limits of $1.5 billion per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of our properties. We also maintain coverage, through our wholly owned captive insurance subsidiary, for a portion of the first loss on the above limits and for both terrorist acts and for nuclear, biological, chemical or radiological terrorism events with limits of $2.0 billion per occurrence. These policies are partially reinsured by third-party insurance providers.

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

Construction Commitments

As of June 30, 2020, we had construction in progress that will require an additional $52.6 million to complete ($35.3 million related to our consolidated entities and $17.3 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next one to two years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, issuance and sale of equity securities and available cash.

Environmental Matters

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $17.9 million as of both June 30, 2020 and December 31, 2019 and are included in "Other liabilities, net" in our balance sheets.

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

As of June 30, 2020, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $57.2 million. As of June 30, 2020, we had no principal payment guarantees related to our unconsolidated real estate ventures.

Additionally, with respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (1) guarantee portions of the principal, interest and other amounts, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (3) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of June 30, 2020, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

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

18.Transactions with Related Parties

Our third-party asset management and real estate services business provides fee-based real estate services to third parties, the WHI, Amazon and the JBG Legacy Funds. We provide services for the benefit of the JBG Legacy Funds that own interests in the assets retained by the JBG Legacy Funds. In connection with the contribution to us of the assets formerly owned by the JBG Legacy Funds as part of the Formation Transaction, the general partner and managing member interests in the JBG Legacy Funds that were held by certain former JBG executives (and who became members of our management team and/or Board of Trustees) were not transferred to us and remain under the control of these individuals. In addition, certain members of our senior management and Board of Trustees have an ownership interest in the JBG Legacy Funds and own carried interests in each fund and in certain of our real estate ventures that entitle them to receive cash payments if the fund or real estate venture achieves certain return thresholds.

The WHI was launched by us and the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. We are the manager for the WHI Impact Pool, which is the social impact investment vehicle of the WHI. As of June 30, 2020, the WHI Impact Pool had completed closings of capital commitments totaling $106.5 million, which included a commitment from us of $10.4 million.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds and the WHI Impact Pool was $4.7 million and $12.7 million for the three and six months ended June 30, 2020, and $10.0 million and

$18.4 million for the three and six months ended June 30, 2019. As of June 30, 2020 and December 31, 2019, we had receivables from the JBG Legacy Funds and the WHI Impact Pool totaling $8.4 million and $6.2 million for such services.

We rented our former corporate offices from an unconsolidated real estate venture and made payments totaling $2.4 million and $3.7 million for the three and six months ended June 30, 2020, and $1.3 million and $2.5 million for the three and six months ended June 30, 2019. In November 2019, we relocated our corporate headquarters. Upon the relocation of our corporate headquarters, we impaired the right-of-use asset due to our change in the use of the asset.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $3.3 million and $8.6 million during the three and six months ended June 30, 2020, and $5.4 million and $10.6 million during the three and six months ended June 30, 2019 which is included in "Property operating expenses" in our statements of operations.

19.Subsequent Events

On July 30, 2020, our Board of Trustees declared a quarterly dividend of $0.225 per common share, payable on August 27, 2020 to shareholders of record as of August 13, 2020.

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

One of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on our financial condition, results of operations, cash flows, performance, tenants, the real estate market and the global economy and financial markets. The extent to which the COVID-19 pandemic continues to impact us and our tenants depends on future developments, many of which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of June 30, 2020 and December 31, 2019, and for the three and six months ended June 30, 2020 and 2019. References to our balance sheets refer to our condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019. References to our statements of operations refer to our condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019.

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

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

Overview

As of June 30, 2020, our Operating Portfolio consisted of 63 operating assets comprising 43 commercial assets totaling 13.3 million square feet (11.2 million square feet at our share) and 20 multifamily assets totaling 7,367 units (5,583 units at our share). Additionally, we have (i) three assets under construction comprising one wholly owned commercial asset totaling 274,000 square feet and two multifamily assets totaling 755 units (577 units at our share); and (ii) 35 future development assets totaling approximately 19.4 million square feet (16.6 million square feet at our share) of estimated potential development density.

Since mid-2017, we have been focused on a comprehensive plan to reposition our holdings in National Landing in Northern Virginia through a broad array of Placemaking strategies. Our Placemaking strategies include the delivery of new multifamily and office developments, locally sourced amenity retail, and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. In keeping with our dedication to Placemaking, each new project is intended to contribute to authentic and distinct neighborhoods by creating a vibrant street environment with a robust offering of amenity retail and improved public spaces.

In November 2018, Amazon.com ("Amazon") announced it had selected sites that we own in National Landing as the location of an additional headquarters. In February 2019, the Commonwealth of Virginia enacted an incentives bill, which provides tax incentives to Amazon if it creates up to 37,850 full-time jobs with average salaries of $150,000 or higher in National Landing. As part of the incentive package, we expect $1.8 billion in infrastructure and education investments led by state and local governments.

To date, we have executed leases with Amazon totaling approximately 857,000 square feet at five office buildings in our National Landing portfolio. In March 2019, we executed purchase and sale agreements with Amazon for two of our National Landing development sites, Metropolitan Park and Pen Place, which will serve as the initial phase of new construction associated with Amazon's new headquarters at National Landing. Subject to customary closing conditions, Amazon contracted to acquire these two development sites for an estimated aggregate $293.9 million, or $72.00 per square foot based on their combined estimated potential development density of up to approximately 4.1 million square feet. In December 2019, Arlington County approved the plans submitted by Amazon to construct two new office buildings, totaling 2.1 million square feet, inclusive of over 50,000 square feet of street-level retail with new shops and restaurants, on the Metropolitan Park land sites. In January 2020, we sold Metropolitan Park to Amazon for $155.0 million, which represented an $11.0 million increase over the previously estimated contract value resulting from an increase in the approved development density on the site. The sale of Pen Place to Amazon is expected to close in 2021. We are the developer, property manager and retail leasing agent for Amazon's new headquarters at National Landing.

2020 Outlook

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, a National Emergency was declared in the United States in response to COVID-19. The efforts made by federal, state and local governments to mitigate the spread of COVID-19 included orders requiring the temporary closure of or imposed limitations on the operations of certain non-essential businesses, which have affected certain of our tenants, in particular tenants in the retail industry. While the unfolding economic downturn threatens to be significant, we expect the D.C. metropolitan area will prove to be more recession-resilient than other markets, as it has been in past recessions. While it is difficult to determine the long-term impact of COVID-19 on our business, it has adversely impacted our operations to date in 2020, and we expect it to negatively impact our operations during 2020 and into 2021.

The key areas that have been and we expect will continue to be negatively impacted include:

●	significantly decreased retail revenue from rent deferral accommodations offered to certain of our tenants that are unable to pay rent while stores are closed or not operating at full capacity, resulting in increased credit losses and write-offs against both billed and deferred (straight-line) rent receivables;
●	an increase in apartment rental defaults as certain of our tenants become unable to pay their rent;
●	a decline in parking revenue as office tenants work from home and transient parking declines (for the three months ended June 30, 2020, parking revenue declined by $3.3 million or 41.2% compared to the second quarter of 2019);
●	depressed near-term leasing activity in both our commercial and multifamily portfolios, including the delay in the lease-up of our recently delivered multifamily assets;
●	likely distress among coworking tenants, which comprised approximately 2.9% of our total square feet on a consolidated basis and 3.3% at our share as of June 30, 2020;
●	increased cleaning costs to address specific COVID-19 exposure at some of our commercial and multifamily assets, partially offset by an overall decrease in operating expenses in our commercial buildings as many of our tenants' employees work from home;
●	decreased income from the Crystal City Marriott hotel in National Landing due to its temporary closure during this crisis. The hotel reopened in mid-June. Net operating income (“NOI”) from this asset was $1.8 million for the year ended December 31, 2019; and
●	increased interest expense from borrowings to provide additional liquidity and financial flexibility.

While we are always focused on the long term, we are providing the following data to provide additional information regarding the impact of the pandemic on rent collections for the three months ended June 30, 2020. This data is unaudited and we make no assurances that our experience to date will be indicative of future performance. In the future, we plan to return to providing only our customary metrics, and we undertake no obligation to continue to provide such information on a going forward basis.

●	rent collections for our commercial office tenants were 98.5% (1) on a consolidated basis and 98.6% at our share (2019 historical average rate is 99.7%);
●	rent collections for our multifamily tenants were 98.5% both on a consolidated basis and at our share (2019 historical average rate is 99.9%); and
●	rent collections for our commercial retail tenants were 61.8% (1) on a consolidated basis and 58.0% at our share (2019 historical average rate is 98.4%).

(1)	Excludes $1.2 million of deferred rents, consisting of $0.2 million and $1.0 million for commercial office tenants and retail tenants. Including these deferred rents, our rent collections for the second quarter of 2020 would have been 98.2% and 54.4% for commercial office tenants and retail tenants on a consolidated basis.

During the three and six months ended June 30, 2020, we recorded $3.6 million and $4.7 million of credit losses against billed rent receivables and $2.0 million and $3.6 million against deferred (straight-line) rent receivables due to the effects of COVID-19 related to certain of our tenants, primarily our retail tenants, that are unable to pay rent while businesses are closed or not operating at full capacity. During the three months ended June 30, 2020, we also recorded $2.4 million of reserves against receivables from one of our parking operators that filed for bankruptcy protection. Additionally, in connection with the preparation and review of our second quarter 2020 financial statements, we determined that our investment in the venture that owns The Marriott Wardman Park hotel was impaired due to a decline in the fair value of the underlying asset and recorded an impairment charge of $6.5 million, reducing the net book value of our investment to zero.

Although we are experiencing supply chain and labor delays as a result of new job site procedures, as of June 30, 2020, all of our construction projects are active and on schedule with the exception of 7900 Wisconsin Avenue, for which we revised the delivery date earlier this year to the first quarter of 2021, a delay of two quarters from the originally estimated completion date. We are not aware of any material impact on the construction timeline for Amazon’s new headquarters. For predevelopment projects that are in various stages of entitlement, many of these processes have slowed due to reduced or eliminated public meetings. We obtained entitlements associated with approximately 820,000 square feet in National Landing immediately prior to Virginia’s stay-at-home order in March 2020. These entitlements added approximately 65,000 square feet of potential development density to our future development pipeline.

We anticipate the COVID-19 pandemic to significantly impact the real estate industry for years to come. Over the short term, uncertainty surrounding the pandemic will likely suppress net new demand for office space and bias multifamily leasing to renewals. Retail failures are likely to accelerate, and an already competitive marketplace will favor tenants with experience and capital. Over the longer term, however, the story is likely to be more nuanced. We believe the maturation of teleworking and the continuing trend to workplace flexibility are here to stay and will likely be felt through an increase in office workers served per square foot of space. We believe this will be a headwind for office rent growth, much as densification served as a headwind over the past decade.

While the unfolding economic downturn continues to be significant, we take solace in the fact that in past recessions, the D.C. metropolitan area has historically proven to be more resilient than other gateway markets. Our concentration in this market, where a high percentage of demand for our businesses is driven by the federal government, government contractors and Amazon-related activity, should soften the anticipated impact of a recession on our business, and has the potential to translate into countercyclical growth. We expect our heavy concentration in Amazon’s path of growth at a time like this to bear fruit on multiple fronts. First and foremost, Amazon has historically increased its hiring pace during economic downturns. Recent announcements from Amazon indicate that it intends to accelerate hiring for its additional headquarters in National Landing in the years ahead, and that the organization remains fully committed to its planned occupancies in National Landing. In addition, the potential for construction cost reductions, an expected decline in the supply pipeline and limited disruptions to permitting and construction, should facilitate pursuit of our multifamily growth plans, especially those related to new development in National Landing. Finally, we expect increased government spending in response to the pandemic to drive more agency and contractor spending locally, which should limit the effects of the downturn on our market, and may also provide stimulus for future growth. Though we remain cautious on the short-term outlook for our business, as the impact of COVID-19 is difficult to predict, we see the potential for strong demand and growth in our market over the medium and long term.

During 2019, we sold or recapitalized approximately $426 million of assets, which included approximately $270 million of operating assets, that we believed were valued in excess of their net asset value. The assets sold or recapitalized generated approximately $10 million of NOI during the year ended December 31, 2019. We expected to continue this opportunistic strategy in 2020 by marketing over $500 million of assets for sale with an expectation to transact on at least $200 million. Given the impact of COVID-19 on the investment sales market, we believe it will be difficult to achieve the $200 million target. Although the investment sales market was frozen for most of the second quarter, we have recently resumed our marketing efforts of certain assets and if we can transact at or above net asset value or at pricing that is accretive relative to other uses of capital, we intend to do so.

The significance, extent and duration of the impact of COVID-19 on our business remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time. These developments include: the continued severity, duration, transmission rate and geographic spread, and possible resurgence, of COVID-19 in the United States; the extent and effectiveness of the containment measures taken; and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate, once the current containment measures are lifted. These uncertainties make it difficult to predict operating results for our business for the remainder of 2020. Therefore, there can be no assurances that we will not experience material declines in revenues, net income, NOI or Funds from Operations ("FFO"). For more information, see “Part II – Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Operating Results

Key highlights of operating results for the three and six months ended June 30, 2020 included:

●	net loss attributable to common shareholders of $36.8 million, or $0.28 per diluted common share, for the three months ended June 30, 2020 compared to $3.0 million, or $0.03 per diluted common share, for the three months ended June 30, 2019. Net income attributable to common shareholders of $6.1 million, or $0.04 per diluted common share, for the six months ended June 30, 2020 compared to $21.8 million, or $0.16 per diluted common share, for the six months ended June 30, 2019. Net income attributable to common shareholders for the six months ended June 30, 2020 and 2019 included gains on the sale of real estate of $59.5 million and $39.0 million;
●	third-party real estate services revenue, including reimbursements, of $27.2 million and $56.9 million for the three and six months ended June 30, 2020 compared to $29.5 million and $57.2 million for the three and six months ended June 30, 2019;
●	operating commercial portfolio leased and occupied percentages at our share of 90.4% and 88.1% as of June 30, 2020 compared to 91.0% and 88.7% as of March 31, 2020 and 90.3% and 86.0% as of June 30, 2019;
●	operating multifamily portfolio leased and occupied percentages at our share of 85.8% and 82.3% as of June 30, 2020 compared to 87.0% and 84.5% as of March 31, 2020 and 98.0% and 95.0% as of June 30, 2019;
●	the leasing of 223,000 square feet, or 206,000 square feet at our share, at an initial rent (1) of $47.34 per square foot and a GAAP-basis weighted average rent per square foot (2) of $47.06 for the three months ended June 30, 2020, and the leasing of 549,000 square feet, or 505,000 square feet at our share, at an initial rent (1) of $46.01 per square foot and a GAAP-basis weighted average rent per square foot (2) of $46.17 for the six months ended June 30, 2020; and
●	a decrease in same store (3) NOI of 3.0% to $74.5 million for the three months ended June 30, 2020 compared to $76.8 million for the three months ended June 30, 2019, and an increase in same store (3) NOI of 0.4% to $150.4 million for the six months ended June 30, 2020 compared to $149.8 million for the six months ended June 30, 2019.
(1)	Represents the cash basis weighted average starting rent per square foot, which excludes free rent and fixed escalations.
(2)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations.
(3)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the six months ended June 30, 2020 included:

●	the sale of Metropolitan Park to Amazon for the gross sales price of $155.0 million, which represented an $11.0 million increase over the previously estimated contract value, resulting from an increase in the approved development density on the site;
●	the sale of 11333 Woodglen Drive/NoBe II Land/Woodglen ("Woodglen"), commercial and future development assets located in Rockville, Maryland, by our unconsolidated real estate venture with Landmark for $17.8 million. In connection with the sale, we recognized our proportionate share of the loss from the sale of $3.0 million;
●	borrowings of $500.0 million under our revolving credit facility;
●	the amendment of the credit facility to extend the maturity date of our revolving credit facility to January 2025;
●	a $100.0 million draw under our unsecured term loan;

●	the closing of a mortgage loan with a principal balance of $175.0 million collateralized by 4747 Bethesda Avenue;
●	the refinancing of the mortgage loan collateralized by RTC-West, increasing the principal balance by $20.2 million;
●	a mortgage loan entered into by our real estate venture with CPPIB with a maximum principal balance of $160.0 million collateralized by 1900 N Street. The venture initially received proceeds from the mortgage loan of $134.5 million ($74.0 million at our share), with an additional $25.5 million available in the future;
●	the payment of dividends totaling $60.3 million and distributions to our noncontrolling interests of $7.6 million;
●	the repurchase and retirement of 1.4 million of our common shares for $41.2 million, an average purchase price of $29.01 per share; and
●	the investment of $181.2 million in development, construction in progress and real estate additions.

Activity subsequent to June 30, 2020 included:

●	the closing of three separate mortgage loans with an aggregate principal balance of $385.0 million, collateralized by The Bartlett, 1221 Van Street and 220 20th Street;
●	the repayment of the $500.0 million outstanding balance on our revolving credit facility; and
●	the declaration of a quarterly dividend of $0.225 per common share, payable on August 27, 2020 to shareholders of record as of August 13, 2020.

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

Comparison of the Three Months Ended June 30, 2020 to 2019

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended June 30, 2020 compared to the same period in 2019:

	Three Months Ended June 30,
	2020	2019	% Change

	(In thousands)
Property rental revenue	$115,459	$122,326	(5.6)%
Third-party real estate services revenue, including reimbursements	27,167	29,487	(7.9)%
Depreciation and amortization expense	52,616	45,995	14.4%
Property operating expense	33,792	32,113	5.2%
Real estate taxes expense	17,869	18,266	(2.2)%
General and administrative expense:
Corporate and other	13,216	11,559	14.3%
Third-party real estate services	29,239	28,710	1.8%
Share-based compensation related to Formation Transaction and special equity awards	8,858	9,523	(7.0)%
Transaction and other costs	1,372	2,974	(53.9)%
Loss from unconsolidated real estate ventures, net	13,485	1,810	645.0%
Interest expense	15,770	13,107	20.3%

Property rental revenue decreased by approximately $6.9 million, or 5.6%, to $115.5 million in 2020 from $122.3 million in 2019. The decrease was primarily due to a $9.2 million decrease related to the Disposed Properties and a $7.5 million decrease in property rental revenue due to the deferral of rent for tenants that were placed on the cash basis of accounting and an increase in uncollectable operating lease receivables attributable to the COVID-19 pandemic. The decrease in property rental revenue was partially offset by a $3.6 million increase related to 4747 Bethesda Avenue and West Half, both of which were placed into service during the second half of 2019, a $2.8 million increase related to properties with spaces leased to Amazon beginning in 2019 (1800 South Bell and 241 18th Street South) and a $2.3 million increase related to F1RST Residences.

Third-party real estate services revenue, including reimbursements, decreased by approximately $2.3 million, or 7.9%, to $27.2 million in 2020 from $29.5 million in 2019. The decrease was primarily due to a $1.2 million decrease in asset management fees and a $1.0 million decrease in property management fees primarily due to the sale of assets within the legacy funds formerly organized by The JBG Companies (the "JBG Legacy Funds"), and a $489,000 decrease in reimbursements revenue. The decrease in third-party real estate services revenue was partially offset by a $515,000 increase in development fee income, primarily from Amazon.

Depreciation and amortization expense increased by approximately $6.6 million, or 14.4%, to $52.6 million in 2020 from $46.0 million in 2019. The increase was primarily due to a $3.8 million increase related to 4747 Bethesda Avenue and West Half, a $1.6 million increase related to two under construction buildings (965 Florida Avenue and 901 W Street) that were placed into service in the first half of 2020, a $1.3 million increase related to F1RST Residences and a $1.2 million increase related to properties with spaces leased to Amazon beginning in 2019. The increase in depreciation and amortization expense was partially offset by a $3.6 million decrease related to the Disposed Properties.

Property operating expense increased by approximately $1.7 million, or 5.2%, to $33.8 million in 2020 from $32.1 million in 2019. The increase was primarily due to a $1.1 million increase related to 4747 Bethesda Avenue and West Half, a $862,000 increase related to F1RST Residences and an increase in property operating expenses across various properties throughout the portfolio. The increase in property operating expense was partially offset by a $2.8 million decrease related to the Disposed Properties.

Real estate tax expense decreased by approximately $397,000, or 2.2%, to $17.9 million in 2020 from $18.3 million in 2019. The decrease was primarily due to a $1.2 million decline related to the Disposed Properties and a decrease in real estate tax expense for various properties throughout the portfolio. The decrease in real estate tax expense was partially offset by a $750,000 increase at 4747 Bethesda Avenue and West Half due to a reduction in capitalized real estate taxes as those assets were placed in service and a $337,000 increase related to FIRST Residences.

General and administrative expense: corporate and other increased by approximately $1.7 million, or 14.3%, to $13.2 million in 2020 from $11.6 million in 2019. The increase was primarily due to an increase in share-based compensation expense from the issuance of the 2020 equity awards, which were partially offset by a decrease in consulting costs, professional fees and rent expense.

General and administrative expense: third-party real estate services increased by approximately $529,000, or 1.8%, to $29.2 million in 2020 from $28.7 million in 2019. The increase was primarily due to an increase in share-based compensation expense from the issuance of the 2020 equity awards, partially offset by a decrease in consulting costs and rent expense.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by approximately $665,000, or 7.0%, to $8.9 million in 2020 from $9.5 million in 2019. The decrease was primarily due to the application of the graded vesting approach to certain awards issued in prior years, which results in higher expense recognition in periods nearest to the date of grant.

Transaction and other costs of $1.4 million in 2020 consist primarily of costs incurred in connection with the Formation Transaction (including integration and severance costs). Transaction and other costs of $3.0 million in 2019 consist primarily of $1.8 million of demolition costs related to 1900 Crystal Drive and $1.2 million of costs incurred in connection with the Formation Transaction (including integration and severance costs).

Loss from unconsolidated real estate ventures increased by approximately $11.7 million, or 645.0%, to $13.5 million for 2020 from $1.8 million in 2019. The increase was primarily due to a $6.5 million impairment charge related to an investment in an unconsolidated real estate venture due to a decline in the fair value of the underlying asset, The Marriott Wardman Park hotel, and losses incurred during the quarter resulting from its closure in March 2020 due to the effects of COVID-19, and a $3.0 million loss from the sale of Woodglen by an unconsolidated real estate venture.

Interest expense increased by approximately $2.7 million, or 20.3%, to $15.8 million in 2020 from $13.1 million in 2019. The increase was primarily due to higher average outstanding balances under our revolving credit facility and our unsecured term loans, and a new mortgage loan collateralized by 4747 Bethesda Avenue. The increase was also due to a $4.7 million decrease in capitalized interest primarily due to a reduction in the capitalization of interest for 4747 Bethesda Avenue, West Half and 1900 N Street as those assets were placed in service. The increase in interest expense was partially offset by a $2.9 million decrease related to the Disposed Properties and the repayment of several mortgages payable during 2019.

Comparison of the Six Months Ended June 30, 2020 to 2019

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the six months ended June 30, 2020 compared to the same period in 2019:

	Six Months Ended June 30,
	2020	2019	% Change

	(In thousands)
Property rental revenue	$235,839	$241,739	(2.4)%
Third-party real estate services revenue, including reimbursements	56,883	57,178	(0.5)%
Depreciation and amortization expense	101,105	94,714	6.7%
Property operating expense	68,295	64,287	6.2%
Real estate taxes expense	36,068	35,501	1.6%
General and administrative expense:
Corporate and other	26,392	23,873	10.6%
Third-party real estate services	58,053	56,776	2.2%
Share-based compensation related to Formation Transaction and special equity awards	18,299	20,654	(11.4)%
Transaction and other costs	6,681	7,869	(15.1)%
Income (loss) from unconsolidated real estate ventures, net	(16,177)	1,791	*
Interest expense	27,775	30,281	(8.3)%
Gain on sale of real estate	59,477	39,033	52.4%

* Not meaningful.

Property rental revenue decreased by approximately $5.9 million, or 2.4%, to $235.8 million in 2020 from $241.7 million in 2019. The decrease was primarily due to an $18.7 million decrease related to the Disposed Properties and an $8.6 million decrease in property rental revenue due to the deferral of rent for tenants that were placed on the cash basis of accounting and an increase in uncollectable operating lease receivables attributable to the COVID-19 pandemic. The decrease in property rental revenue was partially offset by a $7.1 million increase related to 4747 Bethesda Avenue and West Half, both of which were placed into service during the second half of 2019, a $5.0 million increase related to properties with spaces leased to Amazon beginning in 2019 (1800 South Bell and 241 18th Street South), a $4.8 million increase related to F1RST Residences, a $1.8 million increase primarily due to tenant reimbursements for construction services at 1901 South Bell Street and a $1.8 million increase related to an increase in occupancy at 2200 Crystal Drive.

Third-party real estate services revenue, including reimbursements, decreased by approximately $295,000, or 0.5%, to $56.9 million in 2020 from $57.2 million in 2019. The decrease was primarily due to a $1.9 million decrease in asset management fees due to the sale of assets within the JBG Legacy Funds and a $757,000 decrease in leasing fees. The decrease in third-party real estate services revenue was partially offset by a $1.7 million increase in development fee income, primarily from Amazon and an $831,000 increase in other service revenue.

Depreciation and amortization expense increased by approximately $6.4 million, or 6.7%, to $101.1 million in 2020 from $94.7 million in 2019. The increase was primarily due to a $7.0 million increase related to 4747 Bethesda Avenue and West Half, a $2.8 million increase related to properties with spaces leased to Amazon beginning in 2019, a $2.7 million increase related to F1RST Residences and a $1.9 million increase related to two under construction buildings (965 Florida Avenue and 901 W Street) that were placed into service in the first half of 2020. The increase in depreciation and amortization expense was partially offset by a $7.3 million decrease related to the Disposed Properties and a $2.6 million decrease related to several properties in National Landing as certain tenant improvements fully amortized.

Property operating expense increased by approximately $4.0 million, or 6.2%, to $68.3 million in 2020 from $64.3 million in 2019. The increase was primarily due to a $2.4 million increase related to 4747 Bethesda Avenue and West Half, a $1.5 million increase related to F1RST Residences and an increase in property operating expenses across various properties throughout the portfolio. The increase in property operating expense was partially offset by a $6.0 million decrease related to the Disposed Properties.

Real estate tax expense increased by approximately $567,000, or 1.6%, to $36.1 million in 2020 from $35.5 million in 2019. The increase was primarily due to a $1.6 million increase at 4747 Bethesda Avenue and West Half due to a reduction in capitalized real estate taxes as those assets were placed in service, a $678,000 increase related to F1RST Residences and an increase in real estate taxes related to various properties located in National Landing. The increase in real estate tax expense was partially offset by a $2.6 million decline related to the Disposed Properties.

General and administrative expense: corporate and other increased by approximately $2.5 million, or 10.6%, to $26.4 million in 2020 from $23.9 million in 2019. The increase was primarily due to an increase in share-based compensation expense from the issuance of the 2020 equity awards and an increase in compensation costs, partially offset by a decrease in professional fees and rent expense.

General and administrative expense: third-party real estate services increased by approximately $1.3 million, or 2.2%, to $58.1 million in 2020 from $56.8 million in 2019. The increase was primarily due to an increase in share-based compensation expense from the issuance of the 2020 equity awards, partially offset by a decrease in rent expense.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by approximately $2.4 million, or 11.4%, to $18.3 million in 2020 from $20.7 million in 2019. The decrease was primarily due to the application of the graded vesting approach to certain awards issued in prior years, which results in higher expense recognition in periods nearest to the date of grant.

Transaction and other costs of $6.7 million in 2020 includes $4.0 million of costs related to a charitable commitment to the Washington Housing Conservancy, a non-profit that acquires and owns affordable workforce housing in the Washington D.C. metropolitan region, and $2.7 million of costs incurred in connection with the Formation Transaction (including integration and severance costs). Transaction and other costs of $7.9 million in 2019 includes $4.1 million of demolition costs related to 1900 Crystal Drive, $3.3 million of costs incurred in connection with the Formation Transaction (including integration and severance costs) and $480,000 of expenses related to completed, potential and pursued transactions.

Income (loss) from unconsolidated real estate ventures decreased by approximately $18.0 million to a net loss of $16.2 million for 2020 from net income of $1.8 million in 2019. The decrease was primarily due to a $6.5 million impairment charge related to an investment in an unconsolidated real estate venture due to a decline in the fair value of the underlying asset, The Marriott Wardman Park hotel, and losses incurred during the quarter resulting from its closure in March 2020 due to the effects of COVID-19, and a $3.0 million loss from the sale of Woodglen by an unconsolidated real estate venture. The decrease was also due to the recognition of $6.4 million of income, during the first quarter of 2019, primarily related to distributions from the real estate venture that owns 1101 17th Street.

Interest expense decreased by approximately $2.5 million, or 8.3%, to $27.8 million in 2020 from $30.3 million in 2019. The decrease was primarily due to a $5.7 million decrease related to the Disposed Properties and the repayment of several mortgages payable during 2019. The decrease in interest expense was partially offset by higher average outstanding balances under our revolving credit facility and unsecured term loans, and a new mortgage loan collateralized by 4747 Bethesda Avenue. The decrease in interest expense was partially offset by a $6.3 million decrease in capitalized interest primarily due to a reduction in the capitalization of interest for 4747 Bethesda Avenue, West Half and 1900 N Street as those assets were placed in service.

Gain on the sale of real estate of $59.5 million in 2020 was due to the sale of Metropolitan Park. Gain on the sale of real estate of $39.0 million in 2019 was due to the sale of Commerce Executive/Commerce Metro Land.

FFO

FFO is a non-GAAP financial measure computed in accordance with the definition established by the National Association of Real Estate Investment Trusts ("NAREIT") in the NAREIT FFO White Paper - 2018 Restatement issued in 2018. NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, including our share of such adjustments for unconsolidated real estate ventures.

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

The following is the reconciliation of net income (loss) attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands, except per share amounts)
Net income (loss) attributable to common shareholders	$(36,780)	$(3,040)	$6,145	$21,821
Net income (loss) attributable to redeemable noncontrolling interests	(3,483)	(288)	1,767	3,099
Net income (loss)	(40,263)	(3,328)	7,912	24,920
Gain on sale of real estate	—	—	(59,477)	(39,033)
Loss (gain) on sale from unconsolidated real estate ventures	2,952	(335)	2,952	(335)
Real estate depreciation and amortization	49,924	43,308	95,586	89,343
Impairment of investment in unconsolidated real estate venture (1)	6,522	—	6,522	—
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	7,498	4,804	14,380	9,457
FFO attributable to noncontrolling interests in consolidated real estate ventures	(6)	(4)	(3)	(5)
FFO attributable to common limited partnership units ("OP Units")	26,627	44,445	67,872	84,347
FFO attributable to redeemable noncontrolling interests	(2,911)	(5,014)	(7,408)	(9,797)
FFO attributable to common shareholders	$23,716	$39,431	$60,464	$74,550
FFO per common share — basic and diluted	$0.18	$0.30	0.45	$0.59
Weighted average number of common shares outstanding — basic and diluted	133,613	131,754	134,078	127,189
(1)

In connection with the preparation and review of our second quarter 2020 financial statements, we determined that our investment in the venture that owns The Marriott Wardman Park hotel was impaired due to a decline in the fair value of the underlying asset and recorded an impairment charge of $6.5 million, reducing the net book value of our investment to zero.

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

During the three months ended June 30, 2020, our same store pool changed due to the inclusion of 1800 South Bell and 1221 Van Street, and the exclusion of Woodglen, which was sold by an unconsolidated real estate venture during the second quarter of 2020. During the six months ended June 30, 2020, our same store pool changed due to the inclusion of our 50% interest in Central Place Tower and 1700 M Street, and the exclusion of Woodglen.

Same store NOI decreased by $2.3 million, or 3.0%, and increased $558,000 and 0.4%, for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019. The decrease in same store NOI for the three months ended June 30, 2020 was driven by (i) lower occupancy, a reduction in revenue and higher operating costs at our multifamily properties, which were all related to the COVID-19 pandemic, and (ii) a reduction in revenue in our commercial portfolio due to the deferral of rent, an increase in uncollectable operating lease receivables, and a decline in parking revenue, all attributable to the COVID-19 pandemic, offset by the burn-off of rent abatements. The increase in same store NOI for the six months ended June 30, 2020 was largely due to the burn off of rent abatements and increase in occupancy in our commercial portfolio, which was partially offset by higher operating costs and a reduction in revenue due to the deferral of rent and an increase in uncollectable operating lease receivables attributable to the COVID-19 pandemic.

The following is the reconciliation of net income (loss) attributable to common shareholders to NOI and same store NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Net income (loss) attributable to common shareholders	$(36,780)	$(3,040)	$6,145	$21,821
Add:
Depreciation and amortization expense	52,616	45,995	101,105	94,714
General and administrative expense:
Corporate and other	13,216	11,559	26,392	23,873
Third-party real estate services	29,239	28,710	58,053	56,776
Share-based compensation related to Formation Transaction and special equity awards	8,858	9,523	18,299	20,654
Transaction and other costs	1,372	2,974	6,681	7,869
Interest expense	15,770	13,107	27,775	30,281
Loss on extinguishment of debt	—	1,889	33	1,889
Income tax expense (benefit)	(888)	51	(3,233)	(1,121)
Net income (loss) attributable to redeemable noncontrolling interests	(3,483)	(288)	1,767	3,099
Less:
Third-party real estate services, including reimbursements	27,167	29,487	56,883	57,178
Other revenue (1)	1,516	2,114	3,146	3,755
Income (loss) from unconsolidated real estate ventures, net	(13,485)	(1,810)	(16,177)	1,791
Interest and other income, net	114	2,052	1,021	3,003
Gain on sale of real estate	—	—	59,477	39,033
Consolidated NOI	64,608	78,637	138,667	155,095
NOI attributable to unconsolidated real estate ventures at our share	7,495	5,089	16,073	10,252
Non-cash rent adjustments (2)	(1,419)	(8,738)	(4,964)	(15,544)
Other adjustments (3)	3,516	3,760	6,330	7,091
Total adjustments	9,592	111	17,439	1,799
NOI	74,200	78,748	156,106	156,894
Less: out-of-service NOI loss (4)	(1,475)	(1,057)	(2,857)	(2,122)
Operating Portfolio NOI	75,675	79,805	158,963	159,016
Non-same store NOI (5)	1,204	2,992	8,567	9,178
Same store NOI (6)	$74,471	$76,813	$150,396	$149,838

Change in same store NOI	(3.0%)		0.4%
Number of properties in same store pool	55		53
(1)	Excludes parking revenue of $810,000 and $7.2 million for the three and six months ended June 30, 2020, and $6.7 million and $13.1 million for the three and six months ended June 30, 2019.
(2)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.
(3)	Adjustment to include other revenue and payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue and allocated corporate general and administrative expenses to operating properties.
(4)	Includes the results of our under construction assets and future development pipeline.
(5)	Includes the results of properties that were not in-service for the entirety of both periods being compared and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(6)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared except for properties that are being phased out of service for future development.

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

With respect to the third-party asset management and real estate services business, the CODM reviews revenue streams generated by this segment ("Third-party real estate services, including reimbursements"), as well as the expenses attributable to the segment ("General and administrative: third-party real estate services"), which are both disclosed separately in our statements of operations and discussed in the preceding pages under "Results of Operations." The following represents the components of revenue from our third-party real estate services business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Property management fees	$4,735	$5,687	$10,759	$11,115
Asset management fees	2,375	3,547	5,099	7,035
Leasing fees	794	1,085	2,541	3,298
Development fees	3,048	2,533	5,860	4,129
Construction management fees	460	470	1,473	1,099
Other service revenue	1,817	1,738	3,452	2,621
Third-party real estate services revenue, excluding reimbursements	13,229	15,060	29,184	29,297
Reimbursements revenue (1)	13,938	14,427	27,699	27,881
Third-party real estate services revenue, including reimbursements	27,167	29,487	56,883	57,178
Third-party real estate services expenses	29,239	28,710	58,053	56,776
Third-party real estate services revenue less expenses	$(2,072)	$777	$(1,170)	$402
(1)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Third-party real estate services revenue, including reimbursements, decreased by approximately $2.3 million, or 7.9%, to $27.2 million for the three months ended June 30, 2020 from $29.5 million for the same period in 2019. The decrease was primarily due to a $1.2 million decrease in asset management fees, and a $1.0 million decrease in property management fees primarily due to the sale of assets within the JBG Legacy Funds, and a $489,000 decrease in reimbursements revenue. The decrease in third-party real estate services revenue was partially offset by a $515,000 increase in development fee income, primarily from Amazon. Third-party real estate services expenses increased by approximately $529,000, or 1.8%, to $29.2 million for the three months ended June 30, 2020 from $28.7 million for the same period in 2019. The increase was primarily due to an increase in share-based compensation expense from the issuance of the 2020 equity awards, partially offset by a decrease in consulting costs and rent expense.

Third-party real estate services revenue, including reimbursements, decreased by approximately $295,000, or 0.5%, to $56.9 million for the six months ended June 30, 2020 from $57.2 million for the same period in 2019. The decrease was primarily due to a $1.9 million decrease in asset management fees due to the sale of assets within the JBG Legacy Funds and a $757,000 decrease in leasing fees. The decrease in third-party real estate services revenue was partially offset by a $1.7 million increase in development fee income, primarily from Amazon, and an $831,000 increase in other service revenue. Third-party real estate services expenses increased by approximately $1.3 million, or 2.2%, to $58.1 million for the six months ended June 30, 2020 from $56.8 million for the same period in 2019. The increase was primarily due to an increase in share-based compensation expense from the issuance of the 2020 equity awards, partially offset by a decrease in rent expense.

Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

Property revenue is calculated as property rental revenue plus other property revenue (primarily parking revenue). Property expense is calculated as property operating expenses plus real estate taxes. Consolidated NOI is calculated as total property revenue less total property expense. See Note 16 to the financial statements for the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI for the three and six months ended June 30, 2020 and 2019. The following is a summary of NOI by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Property revenue:
Commercial	$86,347	$101,226	$183,789	$203,847
Multifamily	31,656	28,963	64,596	57,293
Other (1)	(1,734)	(1,173)	(5,355)	(6,257)
Total property revenue	116,269	129,016	243,030	254,883

Property expense:
Commercial	36,025	39,148	76,340	82,141
Multifamily	15,399	12,347	30,444	23,864
Other (1)	237	(1,116)	(2,421)	(6,217)
Total property expense	51,661	50,379	104,363	99,788

Consolidated NOI:
Commercial	50,322	62,078	107,449	121,706
Multifamily	16,257	16,616	34,152	33,429
Other (1)	(1,971)	(57)	(2,934)	(40)
Consolidated NOI	$64,608	$78,637	$138,667	$155,095
(1)	Includes activity related to future development assets and corporate entities and the elimination of intersegment activity.

Comparison of the Three Months Ended June 30, 2020 to 2019

Commercial: Property rental revenue decreased by $14.9 million, or 14.7%, to $86.3 million in 2020 from $101.2 million in 2019. Consolidated NOI decreased by $11.8 million, or 18.9%, to $50.3 million in 2020 from $62.1 million in 2019. The decrease in property revenue and consolidated NOI was primarily due to the sale of the Disposed Properties, a decrease in property rental revenue due to the deferral of rent for tenants that were placed on the cash basis of accounting and an increase in uncollectable operating lease receivables attributable to the COVID-19 pandemic, and a $2.4 million decrease due to bad debt reserves recorded in connection with the filing for bankruptcy by one of our parking operators. The decrease in property revenues and consolidated NOI was partially offset by an increase in revenue from 4747 Bethesda Avenue, which we placed into service during the fourth quarter of 2019, and to properties with spaces leased to Amazon beginning in 2019 (1800 South Bell and 241 18th Street South).

Multifamily: Property rental revenue increased by $2.7 million, or 9.3%, to $31.7 million in 2020 from $29.0 million in 2019. Consolidated NOI decreased by $359,000, or 2.2%, to $16.3 million in 2020 from $16.6 million in 2019. The increase in property revenue was primarily due the acquisition of F1RST Residences and placing West Half into service in the second half of 2019. The decrease in NOI was primarily due to increased payroll costs related to the COVID-19 pandemic and to no longer capitalizing expenses at 901 W Street as the property was placed into service in the first quarter of 2020.

Comparison of the Six Months Ended June 30, 2020 to 2019

Commercial: Property rental revenue decreased by $20.1 million, or 9.8%, to $183.8 million in 2020 from $203.8 million in 2019. Consolidated NOI decreased by $14.3 million, or 11.7%, to $107.4 million in 2020 from $121.7 million in 2019. The decrease in property revenue and consolidated NOI was primarily due to the sale of the Disposed Properties, a decrease in property rental revenue due to the deferral of rent for tenants that were placed on the cash basis of accounting and an increase in uncollectable operating lease receivables attributable to the COVID-19 pandemic, and a $2.4 million decrease due to bad debt reserves recorded in connection with the filing for bankruptcy by one of our parking operators. The decrease in property revenues and consolidated NOI was partially offset by an increase in revenue from 4747 Bethesda Avenue, which we placed into service during the fourth quarter of 2019, and to properties with spaces leased to Amazon beginning in 2019 (1800 South Bell and 241 18th Street South).

Multifamily: Property rental revenue increased by $7.3 million, or 12.7%, to $64.6 million in 2020 from $57.3 million in 2019. Consolidated NOI increased by $723,000, or 2.2%, to $34.2 million in 2020 from $33.4 million in 2019. The increase in property revenue and consolidated NOI was primarily due to the acquisition of F1RST Residences and increased occupancy at 1221 Van Street. Property rental revenue also increased due to the placing of West Half into service in the second half of 2019.

Liquidity and Capital Resources

Property rental income is our primary source of operating cash flow and is dependent on a number of factors including occupancy levels and rental rates, as well as our tenants' ability to pay rent. In addition, our third-party asset management and real estate services business provides fee-based real estate services to third parties, the Washington Housing Initiative ("WHI") Impact Pool, Amazon and the JBG Legacy Funds. Our assets provide a relatively consistent level of cash flow that enables us to pay operating expenses, debt service, recurring capital expenditures, dividends to shareholders and distributions to holders of OP Units. Other sources of liquidity to fund cash requirements include proceeds from financings, asset sales and the issuance and sale of equity securities. We anticipate that cash flows from continuing operations and proceeds from financings, recapitalizations and asset sales, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, any dividends to shareholders and distributions to holders of OP Units over the next 12 months.

Financing Activities

The following is a summary of mortgages payable:

	Weighted Average
	Effective
	Interest Rate (1)	June 30, 2020	December 31, 2019

		(In thousands)
Variable rate (2)	1.57%	$294,500	$2,200
Fixed rate (3)	4.38%	1,024,068	1,125,648
Mortgages payable		1,318,568	1,127,848
Unamortized deferred financing costs and premium/discount, net		(6,044)	(2,071)
Mortgages payable, net		$1,312,524	$1,125,777
(1)	Weighted average effective interest rate as of June 30, 2020.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

As of June 30, 2020 and December 31, 2019, the net carrying value of real estate collateralizing our mortgages payable totaled $1.6 billion and $1.4 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain of our mortgages payable are recourse to us. See Note 17 to the financial statements for additional information.

During the six months ended June 30, 2020, we entered into a mortgage loan with a principal balance of $175.0 million collateralized by 4747 Bethesda Avenue, and refinanced the mortgage loan collateralized by RTC-West, increasing the principal balance by $20.2 million. In July 2020, we entered into three separate mortgage loans with an aggregate principal balance of $385.0 million, collateralized by The Bartlett, 1221 Van Street and 220 20th Street.

As of June 30, 2020 and December 31, 2019, we had various interest rate swap and cap agreements on certain of our mortgages payable with an aggregate notional value of $945.4 million and $867.6 million. See Note 15 to the financial statements for additional information.

Credit Facility

As of June 30, 2020, our $1.4 billion credit facility consisted of a $1.0 billion revolving credit facility maturing in January 2025, a $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023, and a $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. The following is a summary of amounts outstanding under the credit facility:

	Effective
	Interest Rate (1)	June 30, 2020	December 31, 2019

		(In thousands)
Revolving credit facility (2) (3) (4)	1.21%	$500,000	$200,000

Tranche A-1 Term Loan (5)	2.34%	$200,000	$100,000
Tranche A-2 Term Loan (6)	2.49%	200,000	200,000
Unsecured term loans		400,000	300,000
Unamortized deferred financing costs, net		(2,363)	(2,705)
Unsecured term loans, net		$397,637	$297,295
(1)	Effective interest rate as of June 30, 2020.
(2)	As of both June 30, 2020 and December 31, 2019, letters of credit with an aggregate face amount of $1.5 million were outstanding under our revolving credit facility.
(3)	As of June 30, 2020 and December 31, 2019, net deferred financing costs related to our revolving credit facility totaling $7.5 million and $3.1 million were included in "Other assets, net."
(4)	The interest rate for our revolving credit facility excludes a 0.15% facility fee. In July 2020, we repaid the $500.0 million outstanding on our revolving credit facility.
(5)	As of both June 30, 2020 and December 31, 2019, $100.0 million of the outstanding balance was fixed by interest rate swap agreements. As of June 30, 2020, the interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.14%. As of June 30, 2020, we had a forward-starting swap that became effective on July 20, 2020 with a notional value of $100.0 million, which effectively converted the variable interest rate applicable to the remaining $100.0 million drawn in April 2020 under our Tranche A-1 Loan to a fixed interest rate upon the effective date of the swap.
(6)	As of June 30, 2020 and December 31, 2019, $200.0 million and $137.6 million of the outstanding balance was fixed by interest rate swap agreements. As of June 30, 2020, the interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.34%.

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

Common Shares Repurchased

In March 2020, our Board of Trustees authorized the repurchase of up to $500 million of our outstanding common shares. During the six months ended June 30, 2020, we repurchased and retired 1.4 million common shares for $41.2 million, an average purchase price of $29.01 per share.

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

While we have not experienced a significant impact to date in this regard, we expect the COVID-19 pandemic to continue to have an adverse impact on our liquidity and capital resources. Future decreases in cash flows from operations resulting from tenant defaults, rent deferrals or decreases in our rents or occupancy, would decrease the cash available for the capital uses described above.

In light of the current lack of visibility regarding the long-term impact of COVID-19 on our revenue, we have taken various steps to mitigate the adverse effect of COVID-19 on our liquidity, including deferral of approximately $69 million on a consolidated basis and $73 million at our share of planned discretionary capital expenditures for our operating assets for 2020 and 2021. Because we believe construction costs will likely decline over the next several months, we have also paused our plans to commence construction on 1900 Crystal Drive to optimize pricing. During the three months ended June 30, 2020, we increased our cash balances through $500.0 million of draws under our revolving credit facility, which we repaid in July 2020, in part with the proceeds from three separate mortgage loans with an aggregate principal balance of $385.0 million, collateralized by The Bartlett, 1221 Van Street and 220 20th Street. As of July 30, 2020, we have $998.5 million of remaining availability under our credit facility (net of outstanding letters of credit totaling $1.5 million). We also made a $100 million draw on our Tranche A-1 Term Loan in April 2020. As of June 30, 2020, $97.6 million on a consolidated basis and $212.5 million at our share is scheduled to mature before the end of 2021.

Contractual Obligations and Commitments

During the six months ended June 30, 2020, there were no material changes to the contractual obligation information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019. The only significant change was a $590.7 million increase in outstanding debt primarily from an additional $300.0 million drawn under our revolving credit facility, a $175.0 million mortgage payable collateralized by 4747 Bethesda Avenue and the remaining $100.0 million draw under our Tranche A-1 Term Loan.

As of June 30, 2020, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $57.2 million.

The WHI was launched by us and the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. We are the manager for the WHI Impact Pool, which is the social impact investment vehicle of the WHI. As of June 30, 2020, the WHI Impact Pool had completed closings of capital commitments totaling $106.5 million, which included a commitment from us of $10.4 million.

On July 30, 2020, our Board of Trustees declared a quarterly dividend of $0.225 per common share.

Summary of Cash Flows

The following summary discussion of our cash flows is based on our statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Six Months Ended June 30,
	2020	2019

	(In thousands)
Net cash provided by operating activities	$85,519	$52,783
Net cash provided by (used in) investing activities	33,346	(68,708)
Net cash provided by (used in) financing activities	469,652	(86,829)

Cash Flows for the Six Months Ended June 30, 2020

Cash and cash equivalents, and restricted cash increased $588.5 million to $731.0 million as of June 30, 2020, compared to $142.5 million as of December 31, 2019. This increase resulted from $469.7 million of net cash provided by financing activities, $85.5 million of net cash provided by operating activities and $33.3 million of net cash provided by investing activities. Our outstanding debt was $2.2 billion and $1.6 billion as of June 30, 2020 and December 31, 2019. The $590.7 million increase in outstanding debt was primarily from an additional $300.0 million drawn under our revolving credit facility, a $175.0 million mortgage payable collateralized by 4747 Bethesda Avenue and the remaining $100.0 million draw under our Tranche A-1 Term Loan.

Net cash provided by operating activities of $85.5 million primarily comprised: (i) $107.9 million of net income (before $159.5 million of non-cash items and a $59.5 million gain on sale of real estate) and (ii) $1.9 million of return on capital from unconsolidated real estate ventures, partially offset by (iii) $24.3 million of net change in operating assets and liabilities. Non-cash income adjustments of $159.5 million primarily include depreciation and amortization expense, share-based compensation expense, net loss from unconsolidated real estate ventures, deferred rent and losses on operating lease and other receivables.

Net cash provided by investing activities of $33.3 million primarily comprised: (i) $154.5 million of proceeds from the sale of real estate and (ii) $70.8 million of distributions of capital from unconsolidated real estate ventures, partially offset by (iii) $181.2 million of development costs, construction in progress and real estate additions and (iv) $10.7 million of investments in unconsolidated real estate ventures.

Net cash provided by financing activities of $469.7 million primarily comprised: (i) $500.0 million of proceeds from borrowings under our revolving credit facility, (ii) $195.2 million of proceeds from borrowings under mortgages payable and (iii) $100.0 million of proceeds from borrowings under unsecured term loans, partially offset by (iv) $200.0 million of repayments of our revolving credit facility, (v) $60.3 million of dividends paid to common shareholders, (vi) $41.2 million of common shares repurchased, (vii) $9.8 million of debt issuance costs and (viii) $7.6 million of distributions to redeemable noncontrolling interests.

Cash Flows for the Six Months Ended June 30, 2019

Cash and cash equivalents, and restricted cash decreased $102.8 million to $296.8 million as of June 30, 2019, compared to $399.5 million as of December 31, 2018. This decrease resulted from $86.8 million of net cash used in financing activities and $68.7 million of net cash used in investing activities, partially offset by $52.8 million of net cash provided by operating activities.

Net cash provided by operating activities of $52.8 million primarily comprised: (i) $101.1 million of net income (before $115.3 million of non-cash items and a $39.0 million gain on sale of real estate) and (ii) $1.5 million of return on capital from unconsolidated real estate ventures, partially offset by (iii) $49.9 million of net change in operating assets and liabilities. Non-cash income adjustments of $115.3 million primarily include depreciation and amortization expense, share-based compensation expense, deferred rent, amortization of lease incentives and net income from unconsolidated real estate ventures.

Net cash used in investing activities of $68.7 million primarily comprised: (i) $181.0 million of development costs, construction in progress and real estate additions, partially offset by (ii) $117.7 million of proceeds from sale of real estate.

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

As of June 30, 2020, we have investments in unconsolidated real estate ventures totaling $464.4 million. For the majority of these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.

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

As of June 30, 2020, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $57.2 million. As of June 30, 2020, we had no principal payment guarantees related to our unconsolidated real estate ventures.

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

Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $150.0 million per occurrence and in the aggregate, and property and rental value insurance coverage with limits of $1.5 billion per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of our properties. We also maintain coverage, through our wholly owned captive insurance subsidiary, for a portion of the first loss on the above limits and for both terrorist acts and for nuclear, biological, chemical or radiological terrorism events with limits of $2.0 billion per occurrence. These policies are partially reinsured by third-party insurance providers.

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

Construction Commitments

As of June 30, 2020, we had construction in progress that will require an additional $52.6 million to complete ($35.3 million related to our consolidated entities and $17.3 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next one to two years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, issuance and sale of equity securities and available cash.

Other

There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

With respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (1) guarantee portions of the principal, interest and other amounts, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (3) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of June 30, 2020, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

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

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks, and the preparation and issuance of a written report. Soil and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. They may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 17 to the financial statements, environmental liabilities totaled $17.9 million as of both June 30, 2020 and December 31, 2019 and are included in "Other liabilities, net" in our balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following is a summary of our exposure to a change in interest rates:

	June 30, 2020			December 31, 2019
		Weighted			Weighted
		Average			Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgages payable
Variable rate (1)	$294,500	1.57%	$2,986	$2,200	3.36%
Fixed rate (2)	1,024,068	4.38%	—	1,125,648	4.29%
	$1,318,568		$2,986	$1,127,848
Credit facility (variable rate):
Revolving credit facility (3)	$500,000	1.21%	$5,069	$200,000	2.86%
Tranche A-1 Term Loan (4)	200,000	2.34%	—	100,000	3.32%
Tranche A-2 Term Loan (5)	200,000	2.49%	—	200,000	3.74%
	$900,000		$5,069	$500,000
Pro rata share of debt of unconsolidated entities (contractual balances):
Variable rate (1)	$303,918	2.48%	$3,081	$228,226	4.30%
Fixed rate (2)	111,761	4.30%	—	101,993	4.24%
	$415,679		$3,081	$330,219
(1)	Includes variable rate mortgages payable with interest rate cap agreements.
(2)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(3)	The interest rate for our revolving credit facility excludes a 0.15% facility fee. In July 2020, we repaid the $500.0 million outstanding on our revolving credit facility.
(4)	As of both June 30, 2020 and December 31, 2019, $100.0 million of the outstanding balance was fixed by interest rate swap agreements. As of June 30, 2020, the interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.14%. As of June 30, 2020, we had a forward-starting swap that became effective on July 20, 2020 with a notional value of $100.0 million, which effectively converted the variable interest rate applicable to the remaining $100.0 million drawn in April 2020 under our Tranche A-1 Loan to a fixed interest rate upon the effective date of the swap.
(5)	As of June 30, 2020 and December 31, 2019, $200.0 million and $137.6 million of the outstanding balance was fixed by interest rate swap agreements. As of June 30, 2020, the interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.34%.

The fair value of our mortgages payable is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and unsecured term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of June 30, 2020 and December 31, 2019, the estimated fair value of our consolidated debt was $2.2 billion and $1.7 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

Hedging Activities

To manage, or hedge, our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.

Derivative Financial Instruments Designated as Cash Flow Hedges

Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are designated as cash flow hedges, and are carried at their estimated fair value on a recurring basis. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in accumulated other comprehensive loss and is subsequently reclassified into "Interest expense" in the period that the hedged forecasted transactions affect earnings. Our cash flow hedges become less than perfectly effective if the critical terms of the hedging instrument and the forecasted transactions do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and interest rates. In addition, we evaluate the default risk of the counterparty by monitoring the creditworthiness of the counterparty. While management believes its judgments are reasonable, a change in a derivative's effectiveness as a hedge could materially affect expenses, net income and equity.

As of June 30, 2020 and December 31, 2019, we had interest rate swap and cap agreements with an aggregate notional value of $862.7 million and $935.1 million, which were designated as cash flow hedges. The fair value of our interest rate swaps and caps designated as cash flow hedges consisted of liabilities totaling $52.6 million and $17.4 million as of June 30, 2020 and December 31, 2019, included in "Other liabilities, net" in our balance sheets.

Derivative Financial Instruments Not Designated as Hedges

Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are considered economic hedges, but not designated as accounting hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains are recorded in "Interest expense" in our statements of operations in the period in which the change occurs. As of June 30, 2020 and December 31, 2019, we had various interest rate swap and cap agreements with an aggregate notional value of $482.7 million and $307.7 million, which were not designated as cash flow hedges. The fair value of our interest rate swaps and caps not designated as hedges was not material as of June 30, 2020 and December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any material impact from many of our employees working remotely due to the COVID-19 pandemic.

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

COVID-19 has disrupted our business and has had a significant adverse effect on our business, financial performance and condition, operating results and cash flows and such effect could be materially adverse in future quarters. Since late February 2020, we have experienced additional cleaning and sanitation costs, reduced revenues from commercial parking, failures by some of our residential and commercial and most of our retail tenants to pay rent, combined with the inability to pursue our rights against many of those tenants due to governmental suspensions of evictions and late fees. We have also experienced slower processes for entitling our future development pipeline due to the inability to hold governmental and community meetings. Income from our interest in the operations of the Crystal City Marriott hotel decreased in the second quarter due to temporary closure during the pandemic. Further, during the second quarter we recorded an impairment charge of $6.5 million due to a decline in the fair value of The Marriott Wardman Park hotel and losses incurred during the quarter resulting from its closure in March 2020 due to the effects of COVID-19. Additionally, we experienced a $2.4 million decrease in revenue due to bad debt reserves recorded in connection with the filing for bankruptcy by one of our parking operators. Additional factors that could negatively impact our ability to successfully operate during or following COVID-19 or another pandemic, or that have otherwise significantly adversely impacted and disrupted our business, financial performance and condition, operating results and cash flows, or otherwise adversely impact our shareholders and may continue to do so include:

●	Property rental income, our primary source of operating cash flow, is dependent on a number of factors, including occupancy levels and rental rates, as well as our tenants’ ability and willingness to pay rent, and our ability to continue to collect rents, on a timely basis or at all, without reductions or other concessions, in our commercial and multifamily properties. For the three months ended June 30, 2020, 1.5% of our commercial office tenants on a consolidated basis and 1.4% at our share, 1.5% on both a consolidated basis and at our share of our multifamily tenants and 38.2% of our retail tenants on a consolidated basis and 42.0% at our share had not yet paid their rent for the months of April, May and June;
●	We have experienced and continue to experience decreased property rental revenue, due to deferral of rent and increases in uncollectable operating lease receivables. Property rental income may be reduced or eliminated due to delays in enforcing our rights as landlord, including the inability to evict tenants that fail to pay rent, new federal and state governmental regulations related to the pandemic or otherwise. As a result, we may incur substantial costs in protecting our investments, and we can provide no assurances that such efforts will be successful. Furthermore, certain categories of tenants, such as retail, multifamily and certain types of office tenants, such as those that utilize shared spaces and co-working, are particularly hard hit by COVID-19 and the resulting economic disruption (coworking tenants comprised approximately 2.9% of our total square feet on a consolidated basis and 3.3% at our share as of June 30, 2020);
●	Demand for office space in the Washington, D.C. metropolitan area and nationwide is likely to decline due to the current economic downturn, bankruptcies, downsizing, layoffs, “stay-at-home” regulations that may be extended in duration and become recurring or potentially recurring, increased usage of teleworking arrangements and cost cutting resulting from the pandemic, which could lead to lower office occupancy (as of June 30, 2020, approximately 7.8% of our commercial leases, based on square footage, were scheduled to expire in 2020 or had month-to-month terms);
●	A component of “Third-party real estate services, including reimbursements,” the metric we use to measure and evaluate the performance of our third-party asset management and real estate services business operating segment, may decline if we do not receive reimbursements revenue, which represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects. Reimbursements revenue decreased in the second quarter and may continue to decline where third-party clients cannot or do not reimburse us for such expenses, resulting in us incurring these costs in “General and administrative: third-party real estate services,” but not being reimbursed for them, which could have a material adverse effect on this operating segment (“General and administrative: third-party real estate services” was $58.1 million for the six months ended June 30, 2020 and $113.5 million for the year ended December 31, 2019, and “reimbursements revenue” was nearly half of total revenue of our third-party asset management and real estate services business – $27.7 million of $56.9 million for the six months ended June 30, 2020, and $55.4 million of $120.9 million, for the year ended December 31, 2019);
●	The potential deterioration of the appeal of our Placemaking model of amenity-rich, walkable Metro-served neighborhoods. Our Placemaking strategies include the delivery of new multifamily and office developments, locally sourced amenity retail and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. COVID-19 may change how people think about work and residential spaces, as well as the appeal of public transportation, which could have a material adverse effect on our Placemaking model. Furthermore, certain of our properties may be considered less desirable and see their occupancy rates suffer, such as West Half, which was completed in the third quarter of 2019 and was 47.2% leased as of June 30, 2020 and is located adjacent to Nationals Stadium. Whether and when fans of professional athletic teams will return to physical stadiums and the appeal of such locations is unclear;
●	We may experience reductions in demand for retail space in our submarkets as most of our retail tenants continue to experience diminished revenues and loss of cash flow due to government “stay-at-home” regulations, reduced or eliminated foot traffic and economic uncertainty. Furthermore, our Placemaking model depends in significant part on a retail component, which frequently involves retail assets embedded in or adjacent to our office and/or multifamily assets. Temporary store closures are significantly affecting our retail tenants’ ability to generate sales and have caused many retailers to, among other things, permanently close stores, decrease the size of new or existing stores, ask for concessions from us or go bankrupt;
●	We have incurred and continue to incur unanticipated costs and operating expenses and may experience decreased anticipated revenue related to compliance with regulations, such as inability to sue non-paying tenants, requirements to provide employees with additional mandatory paid time off and increased expenses related to sanitation measures performed at our properties, as well as additional expenses incurred to protect the welfare of our employees, such as expanded access to health services and acquisition of additional technology related to employees working from home;
●	We may be susceptible to increased litigation related to, among other things, the financial impacts of COVID-19 on our business, individuals contracting COVID-19 as a result of alleged exposures on our premises or alleging that we have taken insufficient preventative measures, our ability to meet contractual obligations due to the pandemic, employment practices or policies adopted during the pandemic, or otherwise;
●	We have incurred and are likely to incur higher general and administrative costs due to anticipated legal expenses incurred for, among other things, litigation with non-paying tenants or otherwise related to the impact of COVID-19 on us, and medical and other employee expenses related to staff being remote;
●	Changes to our sources and uses of cash. For instance, as of June 30, 2020, we have construction in progress that will require an additional $52.6 million to complete ($35.3 million related to our consolidated entities and $17.3 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next one to two years. These expenditures are generally due as the work is performed, and we continue to expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, issuance and sale of equity securities and available cash over that period, though the relative attractiveness of reliance on debt proceeds, asset recapitalizations and sales and issuance and sale of equity securities may vary and change our reliance on them at any given time;
●	Assets that were recently moved from Under Construction assets to operating assets (including West Half, 4747 Bethesda Avenue, 901 W Street and 900 W Street (formerly collectively referred to as Atlantic Plumbing C)) and 1900 N Street, totaling approximately 569,000 square feet and 721 units in the aggregate as of June 30, 2020 may take longer to stabilize and contribute to NOI;

●	Our current Under Construction assets likely will take longer to reach completion, be moved to operating assets and stabilize;
●	The inability to renew leases, lease vacant space or re-let space as leases expire, or a decline in rental rates on new leases due to a deterioration in the economy and market conditions due to the pandemic. We are experiencing and expect to continue to experience depressed near-term leasing activity in both our commercial and multifamily portfolios, including the delay in the lease-up of our recently delivered multifamily assets;
●	Difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund our liquidity needs, including addressing maturing liabilities;
●	The cost and availability of credit may be negatively impacted by the pandemic, which may adversely affect our liquidity and financial condition, including our results of operations, and the liquidity and financial condition of our tenants. Our inability or the inability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs may materially affect our financial condition and results of operations and the value of our equity securities and any debt securities we may issue in the future;
●	Our outstanding debt was $2.2 billion as of June 30, 2020, a $590.7 million increase from December 31, 2019, primarily from an additional $300.0 million drawn under our revolving credit facility, a $175.0 million mortgage payable collateralized by 4747 Bethesda Avenue and the remaining $100.0 million draw under our Tranche A-1 Term Loan. Additionally, in July 2020, we entered into three separate mortgage loans with an aggregate principal balance of $385.0 million, collateralized by The Bartlett, 1221 Van Street and 220 20th Street. Increased indebtedness and decreased operating revenues could increase our risk of default;
●	A potential delay or reversal of the anticipated rebound in our 2020 NOI that we had anticipated from the combined effects of (i) the burn off of free rent associated with lease renewals we executed in 2017 and 2018 to stabilized levels, (ii) delivery on or ahead of schedule of our Under Construction assets and (iii) acquisition of F1RST Residences;
●	The continued service and availability of personnel, including our executive officers and other leaders that are part of our management team and our ability to recruit, attract and retain skilled personnel to the extent our management or personnel are impacted in significant numbers or in other significant ways by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work;
●	There can be no assurance that losses incurred by us will be covered by the general liability, all-risk property and rental value insurance policies that we maintain;
●	Risks related to holding assets through partnership or real estate investments, including the risk that we could be required to fund capital contributions required of our partners or co-venturers, make contributions to maintain the value of such assets, be forced to sell our interest, or acquire our partners’ or our co-venturers’ interest, or to sell the underlying asset, either on unfavorable terms or at a time when we otherwise would not have initiated such a transaction and potentially being forced to dispose of our interest in that entity, including by contributing it to a subsidiary of ours that is subject to corporate-level income tax. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our real estate ventures may be subject to debt, and the refinancing of such debt may require equity capital calls. (As of June 30, 2020, approximately 11.7% of our assets measured by total square feet were held through real estate ventures, and we expect to co-invest in the future with other third parties through partnerships, real estate ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, real estate venture or other entity);
●	The continued volatility of our share price;
●	The continued attractiveness, feasibility or prudence of paying quarterly dividends;
●	The scaling back or delay of a significant amount of planned capital expenditures, including planned renovation projects, which could adversely affect the value of our properties. For example, we have deferred planned discretionary capital expenditures for our operating assets of approximately $69 million on a consolidated basis and $73 million at our share;

●	Increased risk of the occurrence of a cyber incident and of disruptions to our internal control procedures due to the significant number of our employees that are currently teleworking due to the pandemic and state stay-at-home orders, and the processes, procedures and controls that we have implemented to help mitigate cyber risks may not be sufficient or that our internal control procedures may experience challenges or delays;
●	Construction or redevelopment costs for our projects may exceed original estimates. Also, we have experienced and may continue to experience supply chain and/or labor delays and disruptions as a result of new job site procedures or for other reasons, such as insufficient construction personnel, delays in advancing entitlements, or the inability to obtain necessary permits;
●	Failure to comply with our covenants could cause a default under one of our debt instruments, which may require us to repay such debt with capital from other sources or give possession of a property to the lender. Our cash flow from operations may be materially reduced if our tenants fail to pay rent and as a result we may be unable to satisfy our covenants or maintain the required financial ratios under our debt agreements;
●	The extent and duration of the COVID-19-related stay-at-home orders and restrictions on travel and the types of businesses that may continue to operate will have an effect on estimates used in the preparation of the underlying cash flows used in assessing our long-lived assets for impairment and the assessment of the collectability of receivables from tenants, including deferred rent receivables, due to the effects of COVID-19 on their financial position. We have made what we believe to be appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent these estimates differ from actual results, our consolidated financial statements may be materially affected; and
●	The significance, extent and duration of the impact of COVID-19 on our business remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the extent and effectiveness of the containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate, once the current containment measures are lifted.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibit Index

Exhibits	Description
3.1	Declaration of Trust of JBG SMITH Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 21, 2017).
3.2	Articles Supplementary to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 6, 2018).
3.3	Articles of Amendment to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed on May 3, 2018).
3.4	Amended and Restated Bylaws of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 21, 2020).
10.1†**	Form of Second Amended and Restated 2017 JBG SMITH Properties Performance LTIP Unit Agreement.
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
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

JBG SMITH Properties

Date:	August 4, 2020	/s/ Stephen W. Theriot
Stephen W. Theriot
Chief Financial Officer
(Principal Financial and Accounting Officer)