Form 10-Q
period 2020-09-30
JBG SMITH Properties
filed 2020-11-03
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, JBG SMITH Properties had 132,464,702 common shares outstanding.

JBG SMITH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value amounts)

	September 30, 2020	December 31, 2019
ASSETS
Real estate, at cost:
Land and improvements	$1,314,106	$1,240,455
Buildings and improvements	4,225,616	3,880,973
Construction in progress, including land	400,933	654,091
	5,940,655	5,775,519
Less accumulated depreciation	(1,227,027)	(1,119,571)
Real estate, net	4,713,628	4,655,948
Cash and cash equivalents	455,111	126,413
Restricted cash	37,602	16,103
Tenant and other receivables, net	47,460	52,941
Deferred rent receivable	184,394	169,721
Investments in unconsolidated real estate ventures	463,026	543,026
Other assets, net	302,014	253,687
Assets held for sale	74,089	168,412
TOTAL ASSETS	$6,277,324	$5,986,251

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgages payable, net	$1,690,723	$1,125,777
Revolving credit facility	—	200,000
Unsecured term loans, net	397,808	297,295
Accounts payable and accrued expenses	111,440	157,702
Other liabilities, net	216,494	206,042
Total liabilities	2,416,465	1,986,816
Commitments and contingencies
Redeemable noncontrolling interests	490,921	612,758
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized, none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 132,438 and 134,148 shares issued and outstanding as of September 30, 2020 and December 31, 2019	1,325	1,342
Additional paid-in capital	3,721,059	3,633,042
Accumulated deficit	(307,975)	(231,164)
Accumulated other comprehensive loss	(44,650)	(16,744)
Total shareholders' equity of JBG SMITH Properties	3,369,759	3,386,476
Noncontrolling interests in consolidated subsidiaries	179	201
Total equity	3,369,938	3,386,677
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,277,324	$5,986,251

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE
Property rental	$118,680	$123,963	$354,519	$365,702
Third-party real estate services, including reimbursements	26,987	34,587	83,870	91,765
Other revenue	5,368	8,527	15,705	25,426
Total revenue	151,035	167,077	454,094	482,893
EXPENSES
Depreciation and amortization	56,481	46,862	157,586	141,576
Property operating	37,572	35,800	105,867	100,087
Real estate taxes	17,354	16,740	53,422	52,241
General and administrative:
Corporate and other	11,086	11,015	37,478	34,888
Third-party real estate services	28,207	29,809	86,260	86,585
Share-based compensation related to Formation Transaction and special equity awards	7,133	9,549	25,432	30,203
Transaction and other costs	845	2,059	7,526	9,928
Total expenses	158,678	151,834	473,571	455,508
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate ventures, net	(965)	(1,144)	(17,142)	647
Interest and other income (loss), net	—	(640)	1,021	2,363
Interest expense	(16,885)	(10,583)	(44,660)	(40,864)
Gain on sale of real estate	—	8,088	59,477	47,121
Loss on extinguishment of debt	—	—	(33)	(1,889)
Total other income (expense)	(17,850)	(4,279)	(1,337)	7,378
INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT	(25,493)	10,964	(20,814)	34,763
Income tax (expense) benefit	488	(432)	3,721	689
NET INCOME (LOSS)	(25,005)	10,532	(17,093)	35,452
Net (income) loss attributable to redeemable noncontrolling interests	2,212	(1,172)	445	(4,271)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(22,793)	$9,360	$(16,648)	$31,181
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.18)	$0.06	$(0.14)	$0.23
Diluted	$(0.18)	$0.06	$(0.14)	$0.23
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	133,620	134,127	133,924	129,527
Diluted	133,620	134,127	133,924	129,527

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$(25,005)	$10,532	$(17,093)	$35,452
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative financial instruments	(278)	(7,014)	(39,489)	(33,966)
Reclassification of net (income) loss on derivative financial instruments from accumulated other comprehensive loss into interest expense	3,823	(211)	8,137	(2,001)
Other comprehensive income (loss)	3,545	(7,225)	(31,352)	(35,967)
COMPREHENSIVE INCOME (LOSS)	(21,460)	3,307	(48,445)	(515)
Net (income) loss attributable to redeemable noncontrolling interests	2,212	(1,172)	445	(4,271)
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	(309)	803	3,446	3,689
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JBG SMITH PROPERTIES	$(19,557)	$2,938	$(44,554)	$(1,097)

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated	Noncontrolling
			Additional		Other	Interests in
	Common Shares		Paid-In	Accumulated	Comprehensive	Consolidated	Total
	Shares	Amount	Capital	Deficit	Loss	Subsidiaries	Equity
BALANCE AS OF JULY 1, 2020	133,708	$1,338	$3,742,205	$(255,162)	$(47,886)	$191	$3,440,686
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(22,793)	—	—	(22,793)
Conversion of common limited partnership units to common shares	169	2	4,794	—	—	—	4,796
Common shares repurchased	(1,439)	(15)	(38,362)	—	—	—	(38,377)
Common shares issued pursuant to Employee Share Purchase Plan ("ESPP")	—	—	186	—	—	—	186
Dividends declared on common shares ($0.225 per common share)	—	—	—	(30,020)	—	—	(30,020)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	(12)	(12)
Redeemable noncontrolling interests redemption value adjustment and other comprehensive income allocation	—	—	12,236	—	(309)	—	11,927
Other comprehensive income	—	—	—	—	3,545	—	3,545
BALANCE AS OF SEPTEMBER 30, 2020	132,438	$1,325	$3,721,059	$(307,975)	$(44,650)	$179	$3,369,938

BALANCE AS OF JULY 1, 2019	134,127	$1,342	$3,644,699	$(184,373)	$(19,156)	$346	$3,442,858
Net income attributable to common shareholders and noncontrolling interests	—	—	—	9,360	—	—	9,360
Common shares issued pursuant to ESPP	—	—	80	—	—	—	80
Dividends declared on common shares ($0.225 per common share)	—	—	—	(30,179)	—	—	(30,179)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	(16)	(16)
Redeemable noncontrolling interests redemption value adjustment and other comprehensive loss allocation	—	—	(1,446)	—	803	—	(643)
Other comprehensive loss	—	—	—	—	(7,225)	—	(7,225)
BALANCE AS OF SEPTEMBER 30, 2019	134,127	$1,342	$3,643,333	$(205,192)	$(25,578)	$330	$3,414,235

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated	Noncontrolling
			Additional		Other	Interests in
	Common Shares		Paid-In	Accumulated	Comprehensive	Consolidated	Total
	Shares	Amount	Capital	Deficit	Loss	Subsidiaries	Equity
BALANCE AS OF JANUARY 1, 2020	134,148	$1,342	$3,633,042	$(231,164)	$(16,744)	$201	$3,386,677
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(16,648)	—	—	(16,648)
Conversion of common limited partnership units to common shares	1,112	12	40,662	—		—	40,674
Common shares repurchased	(2,857)	(29)	(79,540)	—	—	—	(79,569)
Common shares issued pursuant to ESPP	35	—	1,320	—	—	—	1,320
Dividends declared on common shares ($0.45 per common share)	—	—	—	(60,163)	—	—	(60,163)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	(22)	(22)
Redeemable noncontrolling interests redemption value adjustment and other comprehensive loss allocation	—	—	125,575	—	3,446	—	129,021
Other comprehensive loss	—	—	—	—	(31,352)	—	(31,352)
BALANCE AS OF SEPTEMBER 30, 2020	132,438	$1,325	$3,721,059	$(307,975)	$(44,650)	$179	$3,369,938

BALANCE AS OF JANUARY 1, 2019	120,937	$1,210	$3,155,256	$(176,018)	$6,700	$204	$2,987,352
Net income attributable to common shareholders and noncontrolling interests	—	—	—	31,181	—	—	31,181
Common shares issued	11,500	115	472,665	—	—	—	472,780
Conversion of common limited partnership units to common shares	1,664	17	57,301	—	—	—	57,318
Common shares issued pursuant to ESPP	26	—	1,018	—	—	—	1,018
Dividends declared on common shares ($0.45 per common share)	—	—	—	(60,355)	—	—	(60,355)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	126	126
Redeemable noncontrolling interests redemption value adjustment and other comprehensive loss allocation	—	—	(42,907)	—	3,689	—	(39,218)
Other comprehensive loss	—	—	—	—	(35,967)	—	(35,967)
BALANCE AS OF SEPTEMBER 30, 2019	134,127	$1,342	$3,643,333	$(205,192)	$(25,578)	$330	$3,414,235

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income (loss)	$(17,093)	$35,452
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	53,183	47,432
Depreciation and amortization, including amortization of debt issuance costs	160,395	144,868
Deferred rent	(19,124)	(29,164)
(Income) loss from unconsolidated real estate ventures, net	17,142	(647)
Amortization of market lease intangibles, net	(356)	(486)
Amortization of lease incentives	5,144	4,344
Loss on extinguishment of debt	33	1,889
Gain on sale of real estate	(59,477)	(47,121)
Losses on operating lease and other receivables	14,750	1,281
Return on capital from unconsolidated real estate ventures	3,697	1,836
Other non-cash items	265	70
Changes in operating assets and liabilities:
Tenant and other receivables	(4,757)	(9,077)
Other assets, net	(11,566)	(13,858)
Accounts payable and accrued expenses	1,366	(17,171)
Other liabilities, net	(15,747)	(7,009)
Net cash provided by operating activities	127,855	112,639
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(245,456)	(294,355)
Deposits for real estate and other acquisitions	(25,274)	(9,125)
Proceeds from sale of real estate	154,493	157,810
Distributions of capital from unconsolidated real estate ventures	70,818	7,557
Investments in unconsolidated real estate ventures	(12,277)	(7,325)
Net cash used in investing activities	(57,696)	(145,438)
FINANCING ACTIVITIES:
Finance lease payments	(3,281)	(103)
Borrowings under mortgages payable	580,105	—
Borrowings under revolving credit facility	500,000	—
Borrowings under unsecured term loans	100,000	—
Repayments of mortgages payable	(6,680)	(482,810)
Repayments of revolving credit facility	(700,000)	—
Debt issuance costs	(14,856)	(515)
Proceeds from the issuance of common stock, net of issuance costs	—	472,780
Proceeds from common stock issued pursuant to ESPP	887	747
Common shares repurchased	(74,434)	—
Dividends paid to common shareholders	(90,347)	(99,654)
Distributions to redeemable noncontrolling interests	(11,333)	(13,564)
Distributions to noncontrolling interests	(23)	(19)
Contributions from noncontrolling interests	—	125
Net cash provided by (used in) financing activities	280,038	(123,013)
Net increase (decrease) in cash and cash equivalents and restricted cash	350,197	(155,812)
Cash and cash equivalents and restricted cash as of the beginning of the period	142,516	399,532
Cash and cash equivalents and restricted cash as of the end of the period	$492,713	$243,720
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AS OF END OF THE PERIOD:
Cash and cash equivalents	$455,111	$230,147
Restricted cash	37,602	13,573
Cash and cash equivalents and restricted cash	$492,713	$243,720
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $11,545 and $23,211 in 2020 and 2019)	40,744	38,563
Accrued capital expenditures included in accounts payable and accrued expenses	51,092	99,876
Write-off of fully depreciated assets	29,393	49,319
Conversion of common limited partnership units to common shares	40,674	57,318
Recognition (derecognition) of operating lease right-of-use assets	(13,151)	35,318
Recognition (derecognition) of liabilities related to operating lease right-of-use assets	(13,151)	37,922
Recognition of finance lease right-of-use assets	42,354	—
Recognition of liabilities related to finance lease right-of-use assets	40,684	—
Cash paid for amounts included in the measurement of lease liabilities for operating leases	4,603	4,629

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Organization and Basis of Presentation

Organization

JBG SMITH Properties ("JBG SMITH") is a Maryland real estate investment trust ("REIT"), which owns and operates a portfolio of high-growth commercial and multifamily assets, many of which are amenitized with ancillary retail. JBG SMITH's portfolio reflects its longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area that have high barriers to entry and key urban amenities, including National Landing where it serves as the exclusive developer for Amazon’s new headquarters. Substantially all of JBG SMITH's assets are held by, and its operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), its operating partnership. As of September 30, 2020, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 90.4% of its common limited partnership units ("OP Units"). JBG SMITH is hereinafter referred to as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures.

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

As of September 30, 2020, our Operating Portfolio consisted of 64 operating assets comprising 43 commercial assets totaling 13.3 million square feet (11.2 million square feet at our share) and 21 multifamily assets totaling 7,800 units (5,999 units at our share). Additionally, we have (i) two under-construction assets comprising one wholly owned commercial asset totaling 274,000 square feet and one multifamily asset totaling 322 units (161 units at our share); (ii) 10 wholly owned near-term development assets totaling 5.6 million square feet of estimated potential development density; and (iii) 28 future development assets totaling 14.2 million square feet (11.5 million square feet at our share) of estimated potential development density.

We derive our revenues primarily from leases with commercial and multifamily tenants, which include fixed and percentage rents, and reimbursements from tenants for certain expenses such as real estate taxes, property operating expenses, and repairs and maintenance. In addition, our third-party asset management and real estate services business provides fee-based real estate services to third parties, the Washington Housing Initiative ("WHI"), Amazon.com, Inc. ("Amazon") and the legacy funds formerly organized by JBG (the "JBG Legacy Funds").

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries and other entities, including JBG SMITH LP, in which we have a controlling financial interest. See Note 5 for additional information on our variable interest entities ("VIEs"). The portions of the equity and net income (loss) of consolidated subsidiaries that are not attributable to JBG SMITH are presented separately as amounts attributable to noncontrolling interests in our condensed consolidated financial statements.

References to our financial statements refer to our condensed consolidated financial statements as of September 30, 2020 and December 31, 2019, and for the three and nine months ended September 30, 2020 and 2019. References to our balance sheets refer to our condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019. References to our statements of operations refer to our condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019. References to our statements of comprehensive income (loss) refer to our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019.

Income Taxes

We have elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under those sections, a REIT which distributes at least 90% of its REIT taxable income as dividends to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. We intend to adhere to these requirements and maintain our REIT status in future periods. We also participate in the activities conducted by subsidiary entities which have elected to be treated as taxable REIT subsidiaries under the Code. As such, we are subject to federal, state and local taxes on the income from these activities.

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") that was enacted on March 27, 2020 includes several significant tax provisions that could impact us and our taxable REIT subsidiaries ("TRSs"). These changes include:

●	the elimination of the taxable income limit for net operating losses ("NOLs") for all taxable years beginning before January 1, 2021, thereby permitting corporate taxpayers to use NOLs to fully offset taxable income (although we, as a REIT, will continue to only be able to use NOLs against taxable income remaining after taking into account any dividends paid deduction);
●	the ability for our TRSs to utilize carryback NOLs arising in 2018, 2019 and 2020 to the five taxable years preceding the taxable year of the loss;
●	an increase of the business interest limitation under Section 163(j) of the Code from 30% to 50% for taxable years beginning in 2019 and 2020, and the addition of an election by taxpayers to use their 2019 adjusted taxable income as their adjusted taxable income in 2020 for purposes of applying the limitation; and
●	a "technical correction" amending Section 168(e)(3)(E) of the Code to add "qualified improvement property" to "15-year property" and assigning a class life of 20-years under Section 168(g)(3)(B) of the Code to qualified improvement property under Section 168(e)(3)(E)(vii) of the Code.

During the nine months ended September 30, 2020, as a result of the CARES Act, we made adjustments to the net deferred tax liability amounts, which relate to "qualified improvement property" owned by our TRSs.

2.Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes to our significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates include: (i) the underlying cash flows and holding periods used in assessing impairment; (ii) the determination of useful lives for tangible and intangible assets; and (iii) the assessment of the collectability of receivables, including deferred rent receivables. Due to the current pandemic of the novel coronavirus, or COVID-19, commencing in March 2020, authorities in jurisdictions where our properties are located issued stay-at-home orders and restrictions on travel and permitted businesses operations. The effects of COVID-19 have most significantly impacted the operations of many of our retail tenants, which generated approximately 7% of our revenue for the year ended December 31, 2019, revenue from our multifamily assets, our commercial parking revenue and our interest in the operations of the Crystal City Marriott and The Marriott Wardman Park hotels. The extent to which COVID-19 impacts us and our tenants will depend on future developments, which are highly uncertain. At this time, there are no outstanding stay-at-home orders in jurisdictions where our properties are located; however, the extent and duration of restrictions on travel and permitted businesses operations and other effects of COVID-19 on us and our tenants have affected estimates used in the preparation of the underlying cash flows used in assessing our long-lived assets for impairment and the assessment of the collectability of receivables from tenants, including deferred rent receivables. We have made what we believe to be appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent these estimates differ from actual results, our consolidated financial statements may be materially affected.

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2020-04, Reference Rate Reform ("Topic 848"). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period March 12, 2020 through December 31, 2022 as reference rate reform activities occur. During the nine months ended September 30, 2020, we elected to apply the hedge accounting expedients related to (i) the assertion that our hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of our derivatives, which will be consistent with our past presentation. We will continue to evaluate the impact of the guidance and may apply other elections, as applicable, as additional changes in the market occur.

COVID-19 Lease Modification Accounting Relief

Due to the business disruptions and challenges severely affecting the global economy caused by COVID-19, we have provided rent deferrals and other lease concessions to certain tenants. In April 2020, the FASB issued a Staff Q&A that allows lessors to elect not to evaluate whether lease-related relief provided to mitigate the economic effects of COVID-19 is a lease modification under Accounting Standards Codification Topic 842, Leases ("Topic 842") if certain criteria are met. This election allows us to bypass a lease-by-lease analysis, and instead choose whether to apply the lease modification accounting framework, with such election applied consistently to leases with similar characteristics and circumstances. We have elected to apply the lease modification policy relief and have accounted for lease-related relief provided to mitigate the economic effects of COVID-19 as lease modifications under Topic 842, regardless of whether the right to such relief was embedded within the terms of the lessee’s lease. During the three and nine months ended September 30, 2020, we entered into rent deferral agreements with certain tenants, many of which were placed on the cash basis of accounting, resulting in the deferral to future periods of $1.2 million and $2.4 million of rent that had been contractually due in the second and third quarters. We are in the process of negotiating additional rent deferrals and other lease concessions with some of our tenants, which have been considered when establishing credit losses against billed and deferred rent receivables.

During the three and nine months ended September 30, 2020, we recorded $3.2 million and $7.9 million of credit losses against billed rent receivables and $935,000 and $4.5 million against deferred (straight-line) rent receivables. These losses are due to the effects of COVID-19 primarily on retail tenants, that are unable to pay rent while businesses are closed or not operating at full capacity. During the second quarter of 2020, we also recorded $2.4 million of reserves against receivables from a parking operator that filed for bankruptcy protection. Additionally, during the second quarter of 2020, we determined that our investment in the venture that owns The Marriott Wardman Park hotel was impaired due to a decline in the fair value of the underlying asset and recorded an impairment charge of $6.5 million (see Note 4 for additional information).

3.Disposition and Assets Held for Sale

Disposition

The following is a summary of disposition activity for the nine months ended September 30, 2020:

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

In June 2020, we recognized a loss of $3.0 million from the sale of 11333 Woodglen Drive/NoBe II Land/Woodglen ("Woodglen") by our unconsolidated real estate venture with Landmark Partners (“Landmark”). See Note 4 for additional information.

Assets Held for Sale

As of September 30, 2020 and December 31, 2019, certain real estate properties were classified as held for sale. The amounts included in "Assets held for sale" in our balance sheets primarily represent the carrying value of real estate. The following is a summary of assets held for sale:

			Total	Assets Held
Assets	Segment	Location	Square Feet (1)	for Sale

			(In thousands)
September 30, 2020
Pen Place (2)	Other	Arlington, Virginia	2,080	$74,089

December 31, 2019
Pen Place (2)	Other	Arlington, Virginia	2,080	$73,895
Metropolitan Park (3)	Other	Arlington, Virginia	2,150	94,517
			4,230	$168,412
(1)	Represents estimated or approved potential development density.
(2)	In March 2019, we entered into an agreement for the sale of Pen Place for $149.9 million, subject to customary closing conditions. We expect the sale of Pen Place to Amazon to close in 2021.
(3)	As noted above, we sold Metropolitan Park to Amazon in January 2020.

4.Investments in Unconsolidated Real Estate Ventures

The following is a summary of the composition of our investments in unconsolidated real estate ventures:

	Ownership
Real Estate Venture Partners	Interest (1)	September 30, 2020	December 31, 2019

		(In thousands)
Prudential Global Investment Management	50.0%	$217,398	$215,624
Landmark	1.8% - 49.0%	68,331	77,944
CBREI Venture	5.0% - 64.0%	65,598	68,405
Canadian Pension Plan Investment Board ("CPPIB") (2)	55.0%	48,041	109,911
Berkshire Group	50.0%	49,329	46,391
Brandywine Realty Trust	30.0%	13,769	13,830
Pacific Life Insurance Company (3)	20.0%	—	10,385
Other		560	536
Total investments in unconsolidated real estate ventures		$463,026	$543,026
(1)	Ownership interests as of September 30, 2020. We have multiple investments with certain venture partners with varying ownership interests.
(2)	In April 2020, our real estate venture with CPPIB entered into a mortgage loan with a maximum principal balance of $160.0 million collateralized by 1900 N Street. The venture initially received proceeds of $134.5 million from the mortgage loan, with an additional $25.5 million available in the future. During the second quarter of 2020, we received a distribution of $70.8 million from the venture.
(3)	During the second quarter of 2020, we determined that our investment in the venture that owns The Marriott Wardman Park hotel was impaired due to a decline in the fair value of the underlying asset and recorded an impairment charge of $6.5 million, which reduced the net book value of our investment to zero, and we suspended equity loss recognition for the venture after June 30, 2020. On October 1, 2020, we transferred our interest in this venture to our venture partner.

In June 2020, our unconsolidated real estate venture with Landmark sold Woodglen, commercial and future development assets located in Rockville, Maryland, for $17.8 million. We recognized our proportionate share of the loss from the sale of $3.0 million, which is included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations for the nine months ended September 30, 2020. Additionally, in connection with the sale, our unconsolidated real estate venture repaid the related mortgage payable of $12.2 million.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $6.3 million and $19.3 million for the three and nine months ended September 30, 2020, and $7.2 million and $21.0 million for the three and nine months ended September 30, 2019 for such services.

Reconsideration events could cause us to consolidate these unconsolidated real estate ventures in the future or deconsolidate a consolidated entity. We evaluate reconsideration events as we become aware of them. Reconsideration events include amendments to real estate venture agreements and changes in our partner's ability to make contributions to the venture. Under certain circumstances, we may purchase our partner's interest.

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted
	Average Effective
	Interest Rate (1)	September 30, 2020	December 31, 2019

		(In thousands)
Variable rate (2)	2.34%	$773,872	$629,479
Fixed rate (3) (4)	3.79%	444,775	561,236
Unconsolidated real estate ventures - mortgages payable		1,218,647	1,190,715
Unamortized deferred financing costs		(7,437)	(2,859)
Unconsolidated real estate ventures - mortgages payable, net (4) (5)		$1,211,210	$1,187,856
(1)	Weighted average effective interest rate as of September 30, 2020.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.

(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(4)	Excludes a $129.0 million mortgage loan collateralized by The Marriott Wardman Park hotel as of September 30, 2020. On October 1, 2020, we transferred our interest in the related venture to our venture partner.
(5)	See Note 17 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of the financial information for our unconsolidated real estate ventures:

	September 30, 2020	December 31, 2019

	(In thousands)
Combined balance sheet information: (1)
Real estate, net	$2,287,736	$2,493,961
Other assets, net	274,321	291,092
Total assets	$2,562,057	$2,785,053

Borrowings, net	$1,211,210	$1,187,856
Other liabilities, net	143,939	168,243
Total liabilities	1,355,149	1,356,099
Total equity	1,206,908	1,428,954
Total liabilities and equity	$2,562,057	$2,785,053
(1)	Excludes all assets and liabilities related to The Marriott Wardman Park hotel as of September 30, 2020. On October 1, 2020, we transferred our interest in the related venture to our venture partner.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Combined income statement information: (1)
Total revenue	$47,235	$65,110	$162,128	$199,897
Operating income (loss) (2)	1,296	10,925	(24,418)	21,034
Net loss (2)	(6,265)	(3,602)	(60,331)	(20,289)
(1)	Excludes information related to the venture that owns The Marriott Wardman Park hotel for the three months ended September 30, 2020 as we suspended equity loss recognition for the venture after June 30, 2020. On October 1, 2020, we transferred our interest in the related venture to our venture partner.
(2)	Includes the loss from the sale of Woodglen of $16.4 million recognized by our unconsolidated real estate venture with Landmark during the nine months ended September 30, 2020.

5.Variable Interest Entities

We hold various interests in entities deemed to be VIEs, which we evaluate at acquisition, formation, after a change in the ownership agreement or after a change in the real estate venture's economics to determine if the VIEs should be consolidated in our financial statements or should no longer be considered a VIE. Certain criteria we assess in determining whether we are the primary beneficiary of the VIE and, therefore, should consolidate the VIE include our control over significant business activities, our voting rights and the noncontrolling interest kick-out rights.

Unconsolidated VIEs

As of September 30, 2020 and December 31, 2019, we had interests in entities deemed to be VIEs that are in the development stage and do not hold sufficient equity at risk, or conduct substantially all their operations on behalf of an investor with disproportionately few voting rights. Although we are engaged to act as the managing partner in charge of day-to-day operations of these investees, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's performance. We account for our investment in these entities under the equity method. As of September 30, 2020 and December 31, 2019, the net carrying amounts of our investment in these entities were $116.0 million and $242.9 million, which are included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs is included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and certain guarantees. See Note 17 for additional information.

Consolidated VIEs

We consolidate a VIE when we control the significant business activities of an entity. An entity is a VIE because it is in the development stage and/or does not hold sufficient equity at risk. We are the primary beneficiary of a VIE because the noncontrolling interest holder does not have substantive kick-out or participating rights, and we control the significant business activities.

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

During the second quarter of 2020, an under-construction multifamily asset at The Wren (formerly referred to as 965 Florida Avenue) in Washington, D.C. that we own through a consolidated real estate venture, which we had deemed to be a VIE, began placing units into service and commenced operations. We no longer deemed the real estate venture to be a VIE because it was determined to have sufficient equity to finance its activities without additional support. See Note 9 for additional information.

6.Other Assets, Net

The following is a summary of other assets, net:

	September 30, 2020	December 31, 2019

	(In thousands)
Deferred leasing costs, net	$119,636	$126,016
Lease intangible assets, net	17,148	23,644
Management and leasing contracts, net	26,989	31,515
Other identified intangible assets, net	17,277	17,105
Operating lease right-of-use assets, net	6,286	19,865
Finance lease right-of-use assets, net (1)	42,103	—
Prepaid expenses	20,372	12,556
Deferred financing costs on credit facility, net	7,075	3,071
Deposits (2)	28,410	3,210
Other	16,718	16,705
Total other assets, net	$302,014	$253,687
(1)	Related to an amendment of the ground lease for 1730 M Street executed during the nine months ended September 30, 2020. The amendment extended the expiration date of the lease from April 2061 to December 2118, and resulted in its reclassification from an operating to a finance lease.
(2)	Includes deposits totaling $25.3 million with the Federal Communications Commission in connection with the acquisition of wireless spectrum licenses.

7.Debt

Mortgages Payable

The following is a summary of mortgages payable:

	Weighted Average
	Effective
	Interest Rate (1)	September 30, 2020	December 31, 2019

		(In thousands)
Variable rate (2)	2.18%	$679,446	$2,200
Fixed rate (3)	4.37%	1,021,825	1,125,648
Mortgages payable		1,701,271	1,127,848
Unamortized deferred financing costs and premium/ discount, net		(10,548)	(2,071)
Mortgages payable, net		$1,690,723	$1,125,777
(1)	Weighted average effective interest rate as of September 30, 2020.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

As of September 30, 2020 and December 31, 2019, the net carrying value of real estate collateralizing our mortgages payable totaled $2.0 billion and $1.4 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgages payable are recourse to us. See Note 17 for additional information.

During the nine months ended September 30, 2020, we entered into four separate mortgage loans with an aggregate principal balance of $560.0 million, collateralized by 4747 Bethesda Avenue, The Bartlett, 1221 Van Street and 220 20th Street, and refinanced the mortgage loan collateralized by RTC-West, increasing the principal balance by $20.2 million.

As of September 30, 2020 and December 31, 2019, we had various interest rate swap and cap agreements on certain mortgages payable with an aggregate notional value of $1.3 billion and $867.6 million. See Note 15 for additional information.

Credit Facility

As of September 30, 2020, our $1.4 billion credit facility consisted of a $1.0 billion revolving credit facility maturing in January 2025, a $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023 and a $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. The following is a summary of amounts outstanding under the credit facility:

	Effective
	Interest Rate (1)	September 30, 2020	December 31, 2019

		(In thousands)
Revolving credit facility (2) (3) (4)	1.20%	$—	$200,000

Tranche A-1 Term Loan (5)	2.59%	$200,000	$100,000
Tranche A-2 Term Loan (6)	2.49%	200,000	200,000
Unsecured term loans		400,000	300,000
Unamortized deferred financing costs, net		(2,192)	(2,705)
Unsecured term loans, net		$397,808	$297,295
(1)	Effective interest rate as of September 30, 2020.
(2)	As of both September 30, 2020 and December 31, 2019, letters of credit with an aggregate face amount of $1.5 million were outstanding under our revolving credit facility.
(3)	As of September 30, 2020 and December 31, 2019, net deferred financing costs related to our revolving credit facility totaling $7.1 million and $3.1 million were included in "Other assets, net."

(4)	The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(5)	As of September 30, 2020 and December 31, 2019, $200.0 million and $100.0 million of the outstanding balance was fixed by interest rate swap agreements. The interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.39%.
(6)	As of September 30, 2020 and December 31, 2019, $200.0 million and $137.6 million of the outstanding balance was fixed by interest rate swap agreements. As of September 30, 2020, the interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.34%.

8.Other Liabilities, Net

The following is a summary of other liabilities, net:

	September 30, 2020	December 31, 2019

	(In thousands)
Lease intangible liabilities, net	$10,753	$12,324
Lease assumption liabilities	11,683	17,589
Lease incentive liabilities	15,408	20,854
Liabilities related to operating lease right-of-use assets	11,204	28,476
Liabilities related to finance lease right-of-use assets (1)	40,049	—
Prepaid rent	25,734	23,612
Security deposits	14,431	16,348
Environmental liabilities	17,898	17,898
Net deferred tax liability	3,179	5,542
Dividends payable	—	34,012
Derivative agreements, at fair value	49,236	17,440
Other	16,919	11,947
Total other liabilities, net	$216,494	$206,042
(1)	Related to an amendment of the ground lease for 1730 M Street executed during the nine months ended September 30, 2020. The amendment extended the expiration date of the lease from April 2061 to December 2118, and resulted in its reclassification from an operating to a finance lease.

9.Redeemable Noncontrolling Interests

JBG SMITH LP

OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. During the nine months ended September 30, 2020 and 2019, unitholders redeemed 1.1 million and 1.7 million OP Units, which we elected to redeem for an equivalent number of our common shares. As of September 30, 2020, outstanding OP Units totaled 14.0 million, representing a 9.6% ownership interest in JBG SMITH LP. On our balance sheets, our OP Units and certain vested long-term incentive partnership units ("LTIP Units") are presented at the higher of their redemption value or their carrying value, with such adjustments recognized in "Additional paid-in capital." Redemption value per OP Unit is equivalent to the market value of one of our common shares at the end of the period. In October 2020, unitholders redeemed 26,538 OP Units, which we elected to redeem for an equivalent number of our common shares.

Consolidated Real Estate Venture

We are a partner in a consolidated real estate venture that owns a multifamily asset located in Washington, D.C. Pursuant to the terms of the real estate venture agreement, we will fund all capital contributions until our ownership interest reaches a maximum of 97.0%. Our partner can redeem its interest for cash under certain conditions. As of September 30, 2020, we held a 95.9% ownership interest in the real estate venture.

The following is a summary of the activity of redeemable noncontrolling interests:

	Three Months Ended September 30,
	2020			2019
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance as of the beginning of the period	$493,067	$6,016	$499,083	$568,242	$5,986	$574,228
OP Unit redemptions	(4,796)	—	(4,796)	—	—	—
Net income (loss) attributable to redeemable noncontrolling interests	(2,176)	(36)	(2,212)	1,172	—	1,172
Other comprehensive income (loss)	309	—	309	(803)	—	(803)
Distributions	(3,723)	—	(3,723)	(3,831)	—	(3,831)
Share-based compensation expense	14,496	—	14,496	14,320	—	14,320
Adjustment to redemption value	(14,012)	1,776	(12,236)	1,446	—	1,446
Balance as of the end of the period	$483,165	$7,756	$490,921	$580,546	$5,986	$586,532

	Nine Months Ended September 30,
	2020			2019
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance as of the beginning of the period	$606,699	$6,059	$612,758	$552,159	$5,981	$558,140
OP Unit redemptions	(40,674)	—	(40,674)	(57,318)	—	(57,318)
LTIP Units issued in lieu of cash bonuses (1)	4,066	—	4,066	3,954	—	3,954
Net income (loss) attributable to redeemable noncontrolling interests	(366)	(79)	(445)	4,266	5	4,271
Other comprehensive income (loss)	(3,446)	—	(3,446)	(3,689)	—	(3,689)
Distributions	(7,505)	—	(7,505)	(7,670)	—	(7,670)
Share-based compensation expense	51,742	—	51,742	45,937	—	45,937
Adjustment to redemption value	(127,351)	1,776	(125,575)	42,907	—	42,907
Balance as of the end of the period	$483,165	$7,756	$490,921	$580,546	$5,986	$586,532
(1)	See Note 11 for additional information.

10.Property Rental Revenue

The following is a summary of property rental revenue from our non-cancellable leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Fixed	$109,321	$114,538	$326,866	$342,268
Variable	9,359	9,425	27,653	23,434
Property rental revenue	$118,680	$123,963	$354,519	$365,702

11.Share-Based Payments

LTIP Units and Time-Based LTIP Units

During the nine months ended September 30, 2020, we granted 381,504 LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") to management and other employees with a weighted average grant-date fair value of $38.52 per unit that vest over four years, 25.0% per year, subject to continued employment. Compensation expense for these units is being recognized over a four-year period. The aggregate grant-date fair value of these Time-Based LTIP Units granted during the nine months ended September 30, 2020 was $14.7 million, valued using Monte Carlo simulations.

During the nine months ended September 30, 2020, we granted 90,094 fully vested LTIP Units, with a grant-date fair value of $40.13 per unit, to certain executives who elected to receive all or a portion of their cash bonus paid in 2020, related to 2019 service, as LTIP Units. Compensation expense totaling $3.6 million for these LTIP Units was recognized in 2019.

In April 2020, as part of their annual compensation, we granted a total of 54,607 fully vested LTIP Units to certain of our trustees with an aggregate grant-date fair value of $1.5 million.

The following is a summary of the significant assumptions used to value the LTIP Units and Time-Based LTIP Units:

Expected volatility	18.0% to 29.0%
Risk-free interest rate	0.3% to 1.5%
Post-grant restriction periods	2 to 3 years

Performance-Based LTIP Units

During the nine months ended September 30, 2020, we granted 593,100 LTIP Units with performance-based vesting requirements ("Performance-Based LTIP Units") to management and other employees with a weighted average grant-date fair value of $18.67 per unit. Our Performance-Based LTIP Units have a three-year performance period. 50% of any Performance-Based LTIP Units that are earned vest at the end of the three-year performance period and the remaining 50% vest on the fourth anniversary of the date of grant, subject to continued employment. If, however, the Performance-Based LTIP Units do not achieve a positive absolute total shareholder return ("TSR") at the end of the three-year performance period, but satisfy the relative performance criteria thereof, 50% of the units that otherwise could have been earned will be forfeited, and the remaining 50% will be earned and vest if and when we achieve a positive TSR during the succeeding seven years, measured at the end of each quarter.

The aggregate grant-date fair value of the Performance-Based LTIP Units granted during the nine months ended September 30, 2020 was $11.1 million, valued using Monte Carlo simulations. Compensation expense for the Performance-Based LTIP Units is being recognized over a four-year period. The following is a summary of the significant assumptions used to value the Performance-Based LTIP Units:

Expected volatility	15.0%
Dividend yield	2.3%
Risk-free interest rate	1.3%

During the three months ended September 30, 2020, the three-year performance period ended for the Performance-Based LTIP Units granted on August 1, 2017. While our relative TSR over the three-year performance period would have allowed these grants to be fully earned, because our TSR over the three-year performance period was negative, 50% of the units (289,765 units) were forfeited, and the remaining 50% will be earned and vest if and when we achieve a positive TSR during the succeeding seven years.

ESPP

Pursuant to the ESPP, employees purchased 35,307 common shares for $887,000 during the nine months ended September 30, 2020. The following is a summary of the significant assumptions used to value the ESPP common shares using the Black-Scholes model:

Expected volatility	13.0%
Dividend yield	1.1%
Risk-free interest rate	1.7%
Expected life	6 months

Share-Based Compensation Expense

The following is a summary of share-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Time-Based LTIP Units	$3,364	$2,755	$11,003	$8,529
Performance-Based LTIP Units	3,999	2,016	14,207	6,205
LTIP Units	—	—	1,100	1,000
Other equity awards (1)	1,690	1,403	4,829	3,443
Share-based compensation expense - other	9,053	6,174	31,139	19,177
Formation Awards	875	1,227	3,473	4,116
OP Units (2)	4,780	6,747	17,398	21,491
LTIP Units (2)	95	117	310	340
Special Performance-Based LTIP Units (3)	657	654	2,015	1,938
Special Time-Based LTIP Units (3)	726	804	2,236	2,318
Share-based compensation related to Formation Transaction and special equity awards (4)	7,133	9,549	25,432	30,203
Total share-based compensation expense	16,186	15,723	56,571	49,380
Less amount capitalized	(1,177)	(406)	(3,388)	(1,948)
Share-based compensation expense	$15,009	$15,317	$53,183	$47,432
(1)	Primarily comprising compensation expense for certain executives who have elected to receive all or a portion of any cash bonus that may be paid in the subsequent year related to past service in the form of fully vested LTIP Units and related to our ESPP.
(2)	Represents share-based compensation expense for LTIP Units and OP Units issued in the Formation Transaction, which are subject to post-Combination employment obligations.
(3)	Represents equity awards issued related to our successful pursuit of Amazon's additional headquarters in National Landing.
(4)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in the accompanying statements of operations.

As of September 30, 2020, we had $59.7 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 1.9 years.

12.Transaction and Other Costs

The following is a summary of transaction and other costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Demolition costs (1)	$179	$503	$179	$4,693
Integration and severance costs	406	1,021	3,066	4,274
Completed, potential and pursued transaction expenses	260	535	281	961
Other (2)	—	—	4,000	—
Transaction and other costs	$845	$2,059	$7,526	$9,928
(1)	Related to 223 23rd Street and 2300 Crystal Drive for the three and nine months ended September 30, 2020. Related to 1900 Crystal Drive for the three and nine months ended September 30, 2019.
(2)	Represents a charitable commitment to the Washington Housing Conservancy, a non-profit that acquires and owns affordable workforce housing in the Washington D.C. metropolitan region.

13.Interest Expense

The following is a summary of interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Interest expense before capitalized interest	$18,274	$17,911	$52,751	$60,758
Amortization of deferred financing costs	857	698	2,255	2,576
Interest expense related to finance lease right-of-use assets	464	230	1,026	691
Net unrealized loss on derivative financial instruments not designated as cash flow hedges	202	2	173	50
Capitalized interest	(2,912)	(8,258)	(11,545)	(23,211)
Interest expense	$16,885	$10,583	$44,660	$40,864

14.Shareholders' Equity and Earnings Per Common Share

Common Shares Repurchased

In March 2020, our Board of Trustees authorized the repurchase of up to $500 million of our outstanding common shares. During the three and nine months ended September 30, 2020, we repurchased and retired 1.4 million and 2.9 million common shares for $38.4 million and $79.6 million, an average purchase price of $26.64 and $27.82 per share.

Earnings Per Common Share

The following is a summary of the calculation of basic and diluted earnings per common share and a reconciliation of the amounts of net income (loss) available to common shareholders used in calculating basic and diluted earnings per common share to net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands, except per share amounts)
Net income (loss)	$(25,005)	$10,532	$(17,093)	$35,452
Net (income) loss attributable to redeemable noncontrolling interests	2,212	(1,172)	445	(4,271)
Net income (loss) attributable to common shareholders	(22,793)	9,360	(16,648)	31,181
Distributions to participating securities	(822)	(679)	(1,729)	(1,674)
Net income (loss) available to common shareholders — basic and diluted	$(23,615)	$8,681	$(18,377)	$29,507

Weighted average number of common shares outstanding — basic and diluted	133,620	134,127	133,924	129,527

Earnings (loss) per common share:
Basic	$(0.18)	$0.06	$(0.14)	$0.23
Diluted	$(0.18)	$0.06	$(0.14)	$0.23

The effect of the redemption of OP Units and Time-Based LTIP Units that were outstanding as of September 30, 2020 and 2019 is excluded in the computation of diluted earnings per common share as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings per share). Since OP Units and Time-Based LTIP Units, which are held by noncontrolling interests, are attributed gains at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average OP Unit and Time-Based LTIP Unit impact are excluded from net income (loss)

available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted earnings per common share. Performance-Based LTIP Units, Special Performance-Based LTIP Units and Formation Awards, which totaled 4.4 million and 4.9 million for the three and nine months ended September 30, 2020, and 4.7 million for the three and nine months ended September 30, 2019, were excluded from the calculation of diluted earnings per common share as they were antidilutive, but potentially could be dilutive in the future.

15.Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.

As of September 30, 2020 and December 31, 2019, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized loss on our derivative financial instruments designated as cash flow hedges was $49.1 million and $17.7 million as of September 30, 2020 and December 31, 2019 and was recorded in "Accumulated other comprehensive loss" in our balance sheets, of which a portion was reclassified to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $17.5 million as an increase to interest expense.

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

The following is a summary of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2020
Derivative financial instruments designated as cash flow hedges:
Classified as liabilities in "Other liabilities, net"	$49,236	—	$49,236	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	47	—	47	—

December 31, 2019
Derivative financial instruments designated as cash flow hedges:
Classified as liabilities in "Other liabilities, net"	$17,440	—	$17,440	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2020 and December 31, 2019, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains and losses included in "Other comprehensive loss" in our statements of comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 were attributable to the net change in unrealized gains or losses related to the interest rate swaps that were outstanding during those periods, none of which were reported in our statements of operations as the interest rate swaps were documented and qualified as hedging instruments.

Financial Assets and Liabilities Not Measured at Fair Value

As of September 30, 2020 and December 31, 2019, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	September 30, 2020		December 31, 2019
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgages payable	$1,701,271	$1,699,355	$1,127,848	$1,162,890
Revolving credit facility	—	—	200,000	200,177
Unsecured term loans	400,000	389,493	300,000	300,607
(1)	The carrying amount consists of principal only.

The fair values of the mortgages payable, revolving credit facility and unsecured term loans were determined using Level 2 inputs of the fair value hierarchy.

16.Segment Information

We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. We define our reportable segments to be aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker ("CODM"), makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we aggregate our operating segments into three reportable segments (commercial, multifamily, and third-party asset management and real estate services) based on the economic characteristics and nature of our assets and services.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Property management fees	$4,694	$5,758	$15,453	$16,873
Asset management fees	2,301	3,577	7,400	10,612
Development fees	2,614	6,783	8,474	10,912
Leasing fees	1,086	2,033	3,627	5,331
Construction management fees	584	370	2,057	1,469
Other service revenue	2,000	1,005	5,452	3,626
Third-party real estate services revenue, excluding reimbursements	13,279	19,526	42,463	48,823
Reimbursements revenue (1)	13,708	15,061	41,407	42,942
Third-party real estate services revenue, including reimbursements	26,987	34,587	83,870	91,765
Third-party real estate services expenses	28,207	29,809	86,260	86,585
Third-party real estate services revenue less expenses	$(1,220)	$4,778	$(2,390)	$5,180
(1)	Represents reimbursement of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Management company assets primarily consist of management and leasing contracts with a net book value of $27.0 million and $31.5 million and are classified in "Other assets, net" in our balance sheets as of September 30, 2020 and December 31, 2019. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

The following is the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Net income (loss) attributable to common shareholders	$(22,793)	$9,360	$(16,648)	$31,181
Add:
Depreciation and amortization expense	56,481	46,862	157,586	141,576
General and administrative expense:
Corporate and other	11,086	11,015	37,478	34,888
Third-party real estate services	28,207	29,809	86,260	86,585
Share-based compensation related to Formation Transaction and special equity awards	7,133	9,549	25,432	30,203
Transaction and other costs	845	2,059	7,526	9,928
Interest expense	16,885	10,583	44,660	40,864
Loss on extinguishment of debt	—	—	33	1,889
Income tax expense (benefit)	(488)	432	(3,721)	(689)
Net income (loss) attributable to redeemable noncontrolling interests	(2,212)	1,172	(445)	4,271
Less:
Third-party real estate services, including reimbursements revenue	26,987	34,587	83,870	91,765
Other revenue (1)	2,292	2,196	5,438	5,951
Income (loss) from unconsolidated real estate ventures, net	(965)	(1,144)	(17,142)	647
Interest and other income (loss), net	—	(640)	1,021	2,363
Gain on sale of real estate	—	8,088	59,477	47,121
Consolidated NOI	$66,830	$77,754	$205,497	$232,849

(1)	Excludes parking revenue of $3.1 million and $10.3 million for the three and nine months ended September 30, 2020, and $6.3 million and $19.5 million for the three and nine months ended September 30, 2019.

The following is a summary of NOI by segment. Items classified in the Other column include future development assets, corporate entities and the elimination of intersegment activity.

	Three Months Ended September 30, 2020
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$90,050	$30,452	$(1,822)	$118,680
Other property revenue	3,002	74	—	3,076
Total property revenue	93,052	30,526	(1,822)	121,756
Property expense:
Property operating	26,701	13,226	(2,355)	37,572
Real estate taxes	12,136	4,656	562	17,354
Total property expense	38,837	17,882	(1,793)	54,926
Consolidated NOI	$54,215	$12,644	$(29)	$66,830

	Three Months Ended September 30, 2019
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$94,678	$28,946	$339	$123,963
Other property revenue	6,237	94	—	6,331
Total property revenue	100,915	29,040	339	130,294
Property expense:
Property operating	27,200	9,490	(890)	35,800
Real estate taxes	12,004	3,552	1,184	16,740
Total property expense	39,204	13,042	294	52,540
Consolidated NOI	$61,711	$15,998	$45	$77,754

	Nine Months Ended September 30, 2020
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$266,823	$94,873	$(7,177)	$354,519
Other property revenue	10,018	249	—	10,267
Total property revenue	276,841	95,122	(7,177)	364,786
Property expense:
Property operating	78,645	34,238	(7,016)	105,867
Real estate taxes	36,532	14,088	2,802	53,422
Total property expense	115,177	48,326	(4,214)	159,289
Consolidated NOI	$161,664	$46,796	$(2,963)	$205,497

	Nine Months Ended September 30, 2019
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$285,551	$86,069	$(5,918)	$365,702
Other property revenue	19,212	263	—	19,475
Total property revenue	304,763	86,332	(5,918)	385,177
Property expense:
Property operating	84,089	25,662	(9,664)	100,087
Real estate taxes	37,257	11,243	3,741	52,241
Total property expense	121,346	36,905	(5,923)	152,328
Consolidated NOI	$183,417	$49,427	$5	$232,849

The following is a summary of certain balance sheet data by segment:

	Commercial	Multifamily	Other	Total

	(In thousands)
September 30, 2020
Real estate, at cost	$3,506,113	$2,034,045	$400,497	$5,940,655
Investments in unconsolidated real estate ventures	330,111	108,110	24,805	463,026
Total assets (1)	3,473,426	1,798,714	1,005,184	6,277,324
December 31, 2019
Real estate, at cost	$3,415,294	$1,998,297	$361,928	$5,775,519
Investments in unconsolidated real estate ventures	396,199	107,882	38,945	543,026
Total assets (1)	3,361,122	1,682,872	942,257	5,986,251
(1)	Includes assets held for sale. See Note 3 for additional information.

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

We will continue to monitor the state of the insurance market, and the scope and costs of coverage for acts of terrorism. We cannot anticipate what coverage will be available on commercially reasonable terms in the future. We are responsible for deductibles and losses in excess of the insurance coverage, which could be material.

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

Construction Commitments

As of September 30, 2020, we had construction in progress that will require an additional $34.0 million to complete ($20.2 million related to our consolidated entities and $13.8 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next one to two years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, issuance and sale of equity securities, and available cash.

Environmental Matters

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $17.9 million as of both September 30, 2020 and December 31, 2019 and are included in "Other liabilities, net" in our balance sheets.

Other

There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (i) guarantee portions of the principal, interest and other amounts in connection with borrowings, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings or (iii) provide guarantees to lenders and other third parties for the completion of development projects. We customarily have agreements with our outside venture partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. At times, we also have agreements with certain of our outside venture partners whereby we agree to either indemnify the partners and/or the associated ventures with respect to certain contingent liabilities associated with operating assets or to reimburse our partner for its share of any payments made by them under certain guarantees. Guarantees (excluding environmental) customarily terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. Amounts that we may be required to pay in future periods in relation to guarantees associated with budget overruns or operating losses are not estimable.

As of September 30, 2020, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $56.9 million. As of September 30, 2020, we had no principal payment guarantees related to our unconsolidated real estate ventures.

Additionally, with respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of September 30, 2020, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

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

The WHI was launched by us and the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. We are the manager for the WHI Impact Pool, which is the social impact investment vehicle of the WHI. As of September 30, 2020, the WHI Impact Pool had completed closings of capital commitments totaling $112.0 million, which included a commitment from us of $10.9 million.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds and the WHI Impact Pool was $4.6 million and $17.3 million for the three and nine months ended September 30, 2020, and $10.2 million and $28.6 million for the three and nine months ended September 30, 2019. As of September 30, 2020 and

December 31, 2019, we had receivables from the JBG Legacy Funds and the WHI Impact Pool totaling $8.1 million and $6.2 million for such services.

We rented our former corporate offices from an unconsolidated real estate venture and made payments totaling $403,000 and $4.1 million for the three and nine months ended September 30, 2020, and $867,000 and $3.4 million for the three and nine months ended September 30, 2019. In November 2019, we relocated our corporate headquarters. Upon the relocation of our corporate headquarters, we impaired the right-of-use asset due to our change in the use of the asset.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $4.0 million and $12.6 million during the three and nine months ended September 30, 2020, and $5.5 million and $16.1 million during the three and nine months ended September 30, 2019 which is included in "Property operating expenses" in our statements of operations.

19.Subsequent Events

On October 29, 2020, our Board of Trustees declared a quarterly dividend of $0.225 per common share, payable on November 30, 2020 to shareholders of record as of November 13, 2020.

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

One of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on our financial condition, results of operations, cash flows, performance, tenants, the real estate market, and the global economy and financial markets. The extent to which COVID-19 continues to impact us and our tenants depends on future developments, many of which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures, and whether the residential market in the Washington, D.C. region and any of our properties will be materially impacted by the expiration of various moratoriums on residential evictions, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section titled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

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

Organization and Basis of Presentation

JBG SMITH Properties ("JBG SMITH") is a Maryland real estate investment trust ("REIT"), which owns and operates a portfolio of high-growth commercial and multifamily assets, many of which are amenitized with ancillary retail. JBG SMITH's portfolio reflects its longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area that have high barriers to entry and key urban amenities, including National Landing where it serves as the exclusive developer for Amazon’s new headquarters. Substantially all of JBG SMITH's assets are held by, and its operations are conducted through, JBG SMITH Properties LP, its operating partnership. JBG SMITH is hereinafter referred to as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures.

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of September 30, 2020 and December 31, 2019, and for the three and nine months ended September 30, 2020 and 2019. References to our balance sheets refer to our condensed consolidated balance sheets as of September 30, 2020 and

December 31, 2019. References to our statements of operations refer to our condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019.

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

We have elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under those sections, a REIT which distributes at least 90% of its REIT taxable income as dividends to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. We intend to adhere to these requirements and maintain our REIT status in future periods. We also participate in the activities conducted by subsidiary entities which have elected to be treated as taxable REIT subsidiaries under the Code. As such, we are subject to federal, state and local taxes on the income from these activities.

We aggregate our operating segments into three reportable segments (commercial, multifamily, and third-party asset management and real estate services) based on the economic characteristics and nature of our assets and services.

Our revenues and expenses are, to some extent, subject to seasonality during the year, which impacts quarterly net earnings, cash flows and funds from operations that affects the sequential comparison of our results in individual quarters over time. For instance, we have historically experienced higher utility costs in the first and third quarters of the year.

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

Overview

As of September 30, 2020, our Operating Portfolio consisted of 64 operating assets comprising 43 commercial assets totaling 13.3 million square feet (11.2 million square feet at our share) and 21 multifamily assets totaling 7,800 units (5,999 units at our share). Additionally, we have (i) two under-construction assets comprising one wholly owned commercial asset totaling 274,000 square feet and one multifamily asset totaling 322 units (161 units at our share); (ii) 10 wholly owned near-term development assets totaling 5.6 million square feet of estimated potential development density; and (iii) 28 future development assets totaling 14.2 million square feet (11.5 million square feet at our share) of estimated potential development density. During the second quarter, we modified the definition of near-term development assets in our disclosures to include select projects that will be in a position to start construction over the next three years, subject to receipt of full entitlements and market conditions.

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

In November 2018, Amazon.com, Inc. ("Amazon") announced it had selected sites that we own in National Landing as the location of an additional headquarters. To date, we have executed leases with Amazon totaling approximately 857,000 square feet at five office buildings in our National Landing portfolio. In March 2019, we executed purchase and sale agreements with Amazon for two of our National Landing development sites, Metropolitan Park and Pen Place, which will serve as the initial phase of new construction associated with Amazon's new headquarters at National Landing. Subject to customary closing conditions, Amazon contracted to acquire these two development sites for an estimated aggregate $293.9 million, or $72.00 per square foot, based on their combined estimated potential development density of up to approximately 4.1 million square feet. In December 2019, Arlington County approved the plans submitted by Amazon to construct two new office buildings, totaling 2.1 million square feet, inclusive of over 50,000 square feet of street-level retail with new shops and restaurants, on the Metropolitan Park land sites. In January 2020, we sold Metropolitan Park to Amazon for $155.0 million, which represented an $11.0 million increase over the previously estimated contract value resulting from an increase in the approved development density on the site. The sale of Pen Place to Amazon is expected to close in 2021. We are the developer, property manager and retail leasing agent for Amazon's new headquarters at National Landing.

2020 Outlook

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, a National Emergency was declared in the United States in response to COVID-19. The efforts made by federal, state and local governments to mitigate the spread of COVID-19 included orders requiring the temporary closure of or imposed limitations on the operations of certain non-essential businesses, which have adversely affected many tenants, especially tenants in the retail industry. While the current economic downturn continues to be significant, we expect the D.C. metropolitan area will prove to be more recession-resilient than other markets, as it has historically been in past recessions. While it is difficult to determine the long-term impact of COVID-19 on our business, it has adversely impacted our operations to date in 2020, and we expect it to continue to negatively impact our operations during the remainder of 2020 and into 2021.

The key areas that have been and we expect will continue to be negatively impacted include:

●	significantly decreased retail revenue from rent deferral accommodations offered to certain tenants that are unable to pay rent while stores are closed or not operating at full capacity, resulting in increased credit losses and write-offs against both billed and deferred (straight-line) rent receivables, as discussed below;
●	an increase in apartment rental defaults as certain tenants become unable to pay their rent;
●	a decline in parking revenue as employees of office tenants work from home and transient parking declines (for the three and nine months ended September 30, 2020, parking revenue declined by $3.2 million, or 41.6%, and $6.7 million, or 28.0%, compared to the same periods in 2019);
●	depressed near-term leasing activity in our commercial and multifamily portfolios, including delays in the lease-up of our recently delivered multifamily assets, resulting in higher concessions and lower rents in our multifamily assets;
●	likely distress among coworking tenants, which comprised approximately 2.9% of our total square feet on a consolidated basis and 3.2% at our share as of September 30, 2020 and the potential failure on their part to pay rent;
●	increased cleaning costs to address specific COVID-19 exposure at some of our commercial and multifamily assets, partially offset by an overall decrease in operating expenses in our commercial buildings as many tenants' employees work from home;
●	decreased income from the Crystal City Marriott hotel in National Landing due to its temporary closure and lower occupancy. The hotel closed in late-March 2020 and reopened in mid-June 2020. Net operating income ("NOI") from this asset decreased $0.9 million and $2.0 million for the three and nine months ended September 30, 2020 compared to the same periods in 2019; and
●	increased interest expense from borrowings to provide additional liquidity and financial flexibility.

While we are always focused on the long term, we are providing the following data to provide additional information regarding the impact of the pandemic on rent collections for the three months ended September 30, 2020. This data is unaudited, and we make no assurances that our experience to date will be indicative of future performance. In the future, we plan to return to providing only our customary metrics, and we undertake no obligation to continue to provide such information on a going forward basis.

●	rent collections for our commercial office tenants were 99.3% (1) on a consolidated basis and 99.4% at our share (2019 annual historical average rate is 99.7%);
●	rent collections for our multifamily tenants were 98.6% on a consolidated basis and 98.5% at our share (2019 annual historical average rate is 99.9%); and
●	rent collections for our commercial retail tenants were 66.5% (1) on a consolidated basis and 63.1% at our share (2019 annual historical average rate is 98.4%).

(1)	Excludes $681,000 of deferred and abated rents, consisting of $580,000 for commercial office tenants and $101,000 for retail tenants. Including these deferred and abated rents, our rent collections for the third quarter of 2020 on a consolidated basis would have been 98.6% for commercial office tenants and 65.5% for retail tenants. Our rent collections for October kept pace with our third quarter of 2020 rent collections.

During the three and nine months ended September 30, 2020, we recorded $3.2 million and $7.9 million of credit losses against billed rent receivables and $935,000 and $4.5 million against deferred (straight-line) rent receivables. These losses are due to the effects of COVID-19 primarily on retail tenants, that are unable to pay rent while businesses are closed or not operating at full capacity. During the second quarter of 2020, we also recorded $2.4 million of reserves against receivables from a parking operator that filed for bankruptcy protection. Additionally, during the second quarter of 2020, we determined that our investment in the venture that owns The Marriott Wardman Park hotel was impaired due to a decline in the fair value of the underlying asset and recorded an impairment charge of $6.5 million. On October 1, 2020, we transferred our interest in this venture to our venture partner.

Although we are experiencing supply chain and labor delays as a result of new job site procedures due to the effects of COVID-19, as of September 30, 2020, all of our construction projects are active and on schedule with the exception of 7900 Wisconsin Avenue, for which we revised the delivery date earlier this year to the first quarter of 2021, a delay of two quarters from the originally estimated completion date. We are not aware of any material impact on the construction timeline for Amazon’s new headquarters. We obtained entitlements associated with approximately 820,000 square feet in National Landing immediately prior to Virginia’s stay-at-home order in March 2020. These entitlements added approximately 65,000 square feet of potential development density to our future development pipeline. Earlier this year, we temporarily paused our plans to commence construction on 1900 Crystal Drive, a planned 800-unit multifamily asset in National Landing; however, we expect to commence construction in 2021.

We anticipate COVID-19 to significantly impact the real estate industry for years to come. Over the short term, uncertainty surrounding the pandemic has and will likely continue to suppress net new demand for office space and bias multifamily leasing to renewals. Retail failures are likely to accelerate, and an already competitive marketplace will favor tenants with experience and capital. Over the longer term, however, the story is likely to be more nuanced. We believe the maturation of teleworking and the continuing trend to workplace flexibility are here to stay and will likely be felt through an increase in office workers served per square foot of space. We believe this will be a headwind for office rent growth, much as densification served as a headwind over the past decade.

While the unfolding economic downturn continues to be significant, the D.C. metropolitan area has historically proven to be more resilient than other gateway markets. Our concentration in this market, where a high percentage of demand for our businesses is driven by the federal government, government contractors and Amazon-related activity, should soften the anticipated impact of a recession on our business, and has the potential to translate into countercyclical growth. We expect our heavy concentration in Amazon’s path of growth at a time like this to bear fruit on multiple fronts. First and foremost, Amazon has historically increased its hiring pace during economic downturns. Recent announcements from Amazon indicate that it intends to accelerate hiring for its additional headquarters in National Landing in the years ahead, and that the organization remains fully committed to its planned occupancies in National Landing. In addition, especially if the pandemic were to worsen, the potential for construction cost reductions, an expected decline in the supply pipeline and limited disruptions to permitting and construction, should facilitate pursuit of our multifamily growth plans, especially those related to new development in National Landing. Finally, we expect increased government spending in response to the pandemic to drive more agency and contractor spending locally, which should limit the effects of the downturn on our market, and may also provide stimulus for future growth. Though we remain cautious on the short-term outlook for our business, as the impact of COVID-19 is difficult to predict, we see the potential for strong demand and growth in our market over the medium and long term.

Given the impact of COVID-19 on the investment sales market, we believe it will be difficult to achieve the $200 million sale or recapitalization target we had set for 2020. Although the investment sales market was mostly inactive in the second quarter, during the third quarter we have resumed our marketing efforts of certain assets, and if we can transact at or above net asset value or at pricing that is accretive relative to other uses of capital, we intend to do so.

The significance, extent and duration of the impact of COVID-19 on our business remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time. These developments include: the continued severity, duration, transmission rate and geographic spread, and resurgence of COVID-19 in the United States; the extent and effectiveness of the containment measures taken; and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate, once containment measures are lifted. These uncertainties make it difficult to predict operating results for our business for the remainder of 2020. Therefore, there can be no assurances that we will not experience material declines in revenues, net income, NOI or Funds from Operations ("FFO"). For more information, see "Part II – Item 1A. Risk Factors" included elsewhere in this Quarterly Report on Form 10-Q.

Operating Results

Key highlights for the three and nine months ended September 30, 2020 included:

●	net loss attributable to common shareholders of $22.8 million, or $0.18 per diluted common share, for the three months ended September 30, 2020 compared to net income of $9.4 million, or $0.06 per diluted common share, for the three months ended September 30, 2019. Net loss attributable to common shareholders of $16.6 million, or $0.14 per diluted common share, for the nine months ended September 30, 2020 compared to net income of $31.2 million, or $0.23 per diluted common share, for the nine months ended September 30, 2019. Net income attributable to common shareholders for the nine months ended September 30, 2020 and 2019 included gains on the sale of real estate of $59.5 million and $47.1 million;
●	third-party real estate services revenue, including reimbursements, of $27.0 million and $83.9 million for the three and nine months ended September 30, 2020 compared to $34.6 million and $91.8 million for the three and nine months ended September 30, 2019;
●	operating commercial portfolio leased and occupied percentages at our share of 88.4% and 85.3% as of September 30, 2020 compared to 90.4% and 88.1% as of June 30, 2020 and 90.2% and 86.8% as of September 30, 2019;
●	operating multifamily portfolio leased and occupied percentages at our share of 83.0% and 76.6% as of September 30, 2020 compared to 85.8% and 82.3% as of June 30, 2020 and 96.5% and 94.9% as of September 30, 2019. These decreases are due in part to the movement of The Wren (formerly referred to as 965 Florida Avenue) into our recently delivered operating multifamily portfolio during the three months ended September 30, 2020, and the movement of The Wren, 901 W Street and 900 W Street into our recently delivered operating multifamily portfolio during the nine months ended September 30, 2020. The in-service operating multifamily portfolio was 92.8% leased and 88.1% occupied as of September 30, 2020, compared to 93.3% leased and 90.2% occupied as of June 30, 2020;
●	the leasing of 117,000 square feet, or 98,000 square feet at our share, at an initial rent (1) of $49.51 per square foot and a GAAP-basis weighted average rent per square foot (2) of $49.33 for the three months ended September 30, 2020, and the leasing of 667,000 square feet, or 603,000 square feet at our share, at an initial rent (1) of $46.57 per square foot and a GAAP-basis weighted average rent per square foot (2) of $46.68 for the nine months ended September 30, 2020; and
●	a decrease in same store (3) NOI of 4.4% to $72.0 million for the three months ended September 30, 2020 compared to $75.4 million for the three months ended September 30, 2019, and a decrease in same store (3) NOI of 1.7% to $220.1 million for the nine months ended September 30, 2020 compared to $223.9 million for the nine months ended September 30, 2019.
(1)	Represents the cash basis weighted average starting rent per square foot, which excludes free rent and fixed escalations.
(2)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations.
(3)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the nine months ended September 30, 2020 included:

●	the sale of Metropolitan Park to Amazon for the gross sales price of $155.0 million, which represented an $11.0 million increase over the previously estimated contract value, resulting from an increase in the approved development density on the site;
●	the sale of 11333 Woodglen Drive/NoBe II Land/Woodglen ("Woodglen"), commercial and future development assets located in Rockville, Maryland, by our unconsolidated real estate venture with Landmark Partners for $17.8 million. We recognized our proportionate share of the loss from the sale of $3.0 million;
●	borrowings of $500.0 million under our revolving credit facility, which were repaid in July 2020;
●	the amendment of the credit facility to extend the maturity date of our revolving credit facility to January 2025;
●	a $100.0 million draw under our unsecured term loan;
●	the closing of four separate mortgage loans with an aggregate principal balance of $560.0 million, collateralized by 4747 Bethesda Avenue, The Bartlett, 1221 Van Street and 220 20th Street;
●	the refinancing of the mortgage loan collateralized by RTC-West, increasing the principal balance by $20.2 million;
●	a mortgage loan entered into by our real estate venture with Canadian Pension Plan Investment Board with a maximum principal balance of $160.0 million collateralized by 1900 N Street. The venture initially received proceeds of $134.5 million ($74.0 million at our share) from the mortgage loan, with an additional $25.5 million available in the future. We received a $70.8 million distribution from the venture;
●	the payment of dividends totaling $90.3 million and distributions to our noncontrolling interests of $11.3 million;
●	the repurchase and retirement of 2.9 million of our common shares for $79.6 million, an average purchase price of $27.82 per share;
●	the investment of $245.5 million in development, construction in progress and real estate additions; and
●	the investment of $25.3 million to acquire between 30 and 40 megahertz of 5G wireless spectrum licenses across National Landing.

Activity subsequent to September 30, 2020 included:

●	the transfer of our interest in the venture that owns The Marriott Wardman Park hotel to our venture partner; and
●	the declaration of a quarterly dividend of $0.225 per common share, payable on November 30, 2020 to shareholders of record as of November 13, 2020.

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

Results of Operations

During 2019 and 2020, we sold Commerce Executive/Commerce Executive Metro Land, 1600 K Street, Vienna Retail, a 50.0% interest in the entity that owns Central Place Tower, and Metropolitan Park (collectively, the "Disposed Properties"). In December 2019, we acquired F1RST Residences.

Comparison of the Three Months Ended September 30, 2020 to 2019

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended September 30, 2020 compared to the same period in 2019:

	Three Months Ended September 30,
	2020	2019	% Change

	(Dollars in thousands)
Property rental revenue	$118,680	$123,963	(4.3)%
Third-party real estate services revenue, including reimbursements	26,987	34,587	(22.0)%
Depreciation and amortization expense	56,481	46,862	20.5%
Property operating expense	37,572	35,800	4.9%
Real estate taxes expense	17,354	16,740	3.7%
General and administrative expense:
Corporate and other	11,086	11,015	0.6%
Third-party real estate services	28,207	29,809	(5.4)%
Share-based compensation related to Formation Transaction and special equity awards	7,133	9,549	(25.3)%
Transaction and other costs	845	2,059	(59.0)%
Loss from unconsolidated real estate ventures, net	965	1,144	(15.6)%
Interest expense	16,885	10,583	59.5%
Gain on sale of real estate	—	8,088	(100.0)%

Property rental revenue decreased by approximately $5.3 million, or 4.3%, to $118.7 million in 2020 from $124.0 million in 2019. The decrease was primarily due to a $9.4 million decrease related to the Disposed Properties, a $2.6 million decrease in our same-store multifamily assets due to lower occupancy and lower rents attributable to COVID-19 and a $3.1 million decrease in property rental revenue due to the deferral of rent for tenants that were placed on the cash basis of accounting and an increase in uncollectable operating lease receivables attributable to COVID-19. The decrease in property rental revenue was partially offset by a $4.8 million increase related to 4747 Bethesda Avenue and West Half, both of which were placed into service during the second half of 2019, a $2.9 million increase related to properties with spaces leased to Amazon (1800 South Bell Street and 241 18th Street South) and a $2.4 million increase related to F1RST Residences, which was acquired in December 2019.

Third-party real estate services revenue, including reimbursements, decreased by approximately $7.6 million, or 22.0%, to $27.0 million in 2020 from $34.6 million in 2019. The decrease was primarily due to a $4.2 million decrease in development fee income primarily related to fees from Amazon recognized during 2019, a $1.4 million decrease in reimbursements revenue, a $1.3 million decrease in asset management fees and a $1.1 million decrease in property management fees primarily due to the sale of assets within the legacy funds formerly organized by The JBG Companies (the "JBG Legacy Funds") and a $947,000 decrease in leasing fees. The decrease in third-party real estate services revenue was partially offset by a $1.0 million increase in other service revenue.

Depreciation and amortization expense increased by approximately $9.6 million, or 20.5%, to $56.5 million in 2020 from $46.9 million in 2019. The increase was primarily due to a $3.8 million increase related to 4747 Bethesda Avenue and West Half, a $3.6 million increase related to 2001 Richmond Highway due to the shortening of the building’s useful life as a result of its anticipated redevelopment, a $1.8 million increase related to properties with spaces leased to Amazon, a $1.7 million increase related to The Wren and 901 W Street, which were placed into service in 2020, and a $1.3 million increase related to F1RST Residences. The increase in depreciation and amortization expense was partially offset by a $3.3 million decrease related to the Disposed Properties.

Property operating expense increased by approximately $1.8 million, or 4.9%, to $37.6 million in 2020 from $35.8 million in 2019. The increase was primarily due to a $1.7 million increase related to 4747 Bethesda Avenue, West Half, The Wren and 901 W Street which were recently placed into service, an $893,000 increase related to F1RST Residences and an $866,000 increase related to 1901 South Bell Street due to costs incurred for construction services. The increase in property operating expense was partially offset by a $1.6 million decrease related to the Disposed Properties.

Real estate tax expense increased by approximately $614,000, or 3.7%, to $17.4 million in 2020 from $16.7 million in 2019. The increase was primarily due to a $904,000 increase at 4747 Bethesda Avenue, West Half and 901 W Street due to a reduction in capitalized real estate taxes as those assets were placed into service, a $337,000 increase related to F1RST Residences and an increase in real estate tax assessments for various properties across the portfolio. The increase in real estate tax expense was partially offset by a $1.5 million decline related to the Disposed Properties.

General and administrative expense: corporate and other increased by approximately $71,000, or 0.6%, to $11.1 million in 2020 from $11.0 million in 2019. The increase was primarily due to an increase in share-based compensation expense from the issuance of the 2020 equity awards, partially offset by a decrease in professional fees, rent expense, and travel and entertainment expense.

General and administrative expense: third-party real estate services decreased by approximately $1.6 million, or 5.4%, to $28.2 million in 2020 from $29.8 million in 2019. The decrease was primarily due to a decrease in reimbursable expenses and rent expense, partially offset by an increase in share-based compensation expense from the issuance of the 2020 equity awards.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by approximately $2.4 million, or 25.3%, to $7.1 million in 2020 from $9.5 million in 2019. The decrease was primarily due to the application of the graded vesting approach to certain awards issued in prior years, which results in lower expense as portions of the awards begin to vest.

Transaction and other costs of $845,000 in 2020 consist of $406,000 of integration and severance costs, $260,000 of completed, potential and pursued transactions and $179,000 of demolition costs related to 223 23rd Street and 2300 Crystal Drive. Transaction and other costs of $2.1 million in 2019 consist primarily of $1.0 million of integration and severance costs, $535,000 of completed, potential and pursued transactions, and $503,000 of demolition costs related to 1900 Crystal Drive.

Loss from unconsolidated real estate ventures decreased by approximately $179,000, or 15.6%, to $965,000 for 2020 from $1.1 million in 2019. The decrease was primarily due to $1.3 million of additional income attributable to the recapitalization of Central Place Tower in 2019. The decrease was partially offset by an $885,000 decrease in income related to The Marriott Wardman Park hotel.

Interest expense increased by approximately $6.3 million, or 59.5%, to $16.9 million in 2020 from $10.6 million in 2019. The increase was primarily due to higher average outstanding balances under our revolving credit facility and our unsecured term loans, and new mortgage loans collateralized by 4747 Bethesda Avenue, The Bartlett, 1221 Van Street and 220 20th Street. The increase was also due to a $5.3 million decrease in capitalized interest primarily due to a reduction in the capitalization of interest for 4747 Bethesda Avenue, West Half, 901 W Street and The Wren as those assets were placed into service. The increase in interest expense was partially offset by a $2.8 million decrease related to the Disposed Properties, lower interest rates and the repayment of several mortgages payable during 2019.

Gain on the sale of real estate of $8.1 million in 2019 is related to the sale of 1600 K Street.

Comparison of the Nine Months Ended September 30, 2020 to 2019

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the nine months ended September 30, 2020 compared to the same period in 2019:

	Nine Months Ended September 30,
	2020	2019	% Change

	(Dollars in thousands)
Property rental revenue	$354,519	$365,702	(3.1)%
Third-party real estate services revenue, including reimbursements	83,870	91,765	(8.6)%
Depreciation and amortization expense	157,586	141,576	11.3%
Property operating expense	105,867	100,087	5.8%
Real estate taxes expense	53,422	52,241	2.3%
General and administrative expense:
Corporate and other	37,478	34,888	7.4%
Third-party real estate services	86,260	86,585	(0.4)%
Share-based compensation related to Formation Transaction and special equity awards	25,432	30,203	(15.8)%
Transaction and other costs	7,526	9,928	(24.2)%
Income (loss) from unconsolidated real estate ventures, net	(17,142)	647	*
Interest expense	44,660	40,864	9.3%
Gain on sale of real estate	59,477	47,121	26.2%

* Not meaningful.

Property rental revenue decreased by approximately $11.2 million, or 3.1%, to $354.5 million in 2020 from $365.7 million in 2019. The decrease was primarily due to a $28.1 million decrease related to the Disposed Properties, a $3.6 million decrease in our same-store multifamily assets due to lower occupancy and lower rents attributable to COVID-19 and an $11.7 million decrease in property rental revenue due to the deferral of rent for tenants that were placed on the cash basis of accounting and an increase in uncollectable operating lease receivables attributable to COVID-19. The decrease in property rental revenue was partially offset by an $11.9 million increase related to 4747 Bethesda Avenue and West Half, both of which were placed into service during the second half of 2019, a $7.8 million increase related to properties with spaces leased to Amazon (1800 South Bell Street and 241 18th Street South), a $7.7 million increase related to F1RST Residences, which was acquired in December 2019, a $2.8 million increase related to 2200 Crystal Drive due to increased occupancy and a $2.5 million increase at 1901 South Bell Street due to higher tenant reimbursements for construction services.

Third-party real estate services revenue, including reimbursements, decreased by approximately $7.9 million, or 8.6%, to $83.9 million in 2020 from $91.8 million in 2019. The decrease was primarily due to a $3.2 million decrease in asset management fees and a $1.4 million decrease in property management fees due to the sale of assets within the JBG Legacy Funds, a $2.4 million decrease in development fee income primarily related to fees from Amazon recognized during 2019, a $1.7 million decrease in leasing fees due to the impact of COVID-19 and a $1.5 million decrease in reimbursements revenue. The decrease in third-party real estate services revenue was partially offset by a $1.8 million increase in other service revenue.

Depreciation and amortization expense increased by approximately $16.0 million, or 11.3%, to $157.6 million in 2020 from $141.6 million in 2019. The increase was primarily due to a $10.8 million increase related to 4747 Bethesda Avenue and West Half which were recently placed into service, a $4.9 million increase related to properties with spaces leased to Amazon, a $4.0 million increase related to F1RST Residences, a $3.7 million increase related to 2001 Richmond Highway due to the shortening of the building’s useful life as a result of its anticipated redevelopment and a $3.7 million increase related to The Wren and 901 W Street, which were placed into service in the first half of 2020. The increase in depreciation and amortization expense was partially offset by a $10.6 million decrease related to the Disposed Properties.

Property operating expense increased by approximately $5.8 million, or 5.8%, to $105.9 million in 2020 from $100.1 million in 2019. The increase was primarily due to a $5.2 million increase related to 4747 Bethesda Avenue, West Half, The Wren and 901 W Street which were recently placed into service, a $3.3 million increase related to 1901 South Bell Street due to costs incurred for construction services, a $2.4 million increase related to F1RST Residences and an increase in property operating expenses across various properties throughout the portfolio. The increase in property operating expense was partially offset by a $7.5 million decrease related to the Disposed Properties.

Real estate tax expense increased by approximately $1.2 million, or 2.3%, to $53.4 million in 2020 from $52.2 million in 2019. The increase was primarily due to a $2.5 million increase at 4747 Bethesda Avenue, West Half and 901 W Street due to a reduction in capitalized real estate taxes as those assets were placed into service, a $1.0 million increase related to F1RST Residences and an increase in real estate tax assessments for various properties throughout the portfolio. The increase in real estate tax expense was partially offset by a $4.1 million decline related to the Disposed Properties.

General and administrative expense: corporate and other increased by approximately $2.6 million, or 7.4%, to $37.5 million in 2020 from $34.9 million in 2019. The increase was primarily due to an increase in share-based compensation expense from the issuance of the 2020 equity awards and an increase in compensation costs, partially offset by a decrease in professional fees, rent expense, and travel and entertainment expense.

General and administrative expense: third-party real estate services decreased by approximately $325,000, or 0.4%, to $86.3 million in 2020 compared to $86.6 million in 2019. The decrease was primarily due to a decrease in reimbursable expenses and rent expense, partially offset by an increase in share-based compensation expense from the issuance of the 2020 equity awards.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by approximately $4.8 million, or 15.8%, to $25.4 million in 2020 from $30.2 million in 2019. The decrease was primarily due to the application of the graded vesting approach to certain awards issued in prior years, which results in lower expense as portions of the awards begin to vest.

Transaction and other costs of $7.5 million in 2020 primarily includes $4.0 million of costs related to a charitable commitment to the Washington Housing Conservancy, a non-profit that acquires and owns affordable workforce housing in the Washington D.C. metropolitan region, and $3.1 million of integration and severance costs. Transaction and other costs of $9.9 million in 2019 includes $4.7 million of demolition costs related to 1900 Crystal Drive, $4.3 million of integration and severance costs and $1.0 million of expenses related to completed, potential and pursued transactions.

Income (loss) from unconsolidated real estate ventures decreased by approximately $17.8 million to a net loss of $17.1 million for 2020 from net income of $647,000 in 2019. The decrease was primarily due to a $6.5 million impairment charge related to an investment in an unconsolidated real estate venture due to a decline in the fair value of the underlying asset, The Marriott Wardman Park hotel, and losses incurred resulting from its closure in March 2020 due to the effects of COVID-19, and a $3.0 million loss from the sale of Woodglen by our unconsolidated real estate venture. The decrease was also due to the recognition of $6.4 million of income, during the first quarter of 2019, primarily related to distributions from the real estate venture that owns 1101 17th Street.

Interest expense increased by approximately $3.8 million, or 9.3%, to $44.7 million in 2020 from $40.9 million in 2019. The increase was primarily due to higher average outstanding balances under our revolving credit facility and our unsecured term loans, and new mortgage loans collateralized by 4747 Bethesda Avenue, The Bartlett, 1221 Van Street and 220 20th Street. The increase was also due to an $11.7 million decrease in capitalized interest primarily due to a reduction in the capitalization of interest for 4747 Bethesda Avenue, West Half, 901 W Street and The Wren as those assets were placed into service. The increase in interest expense was partially offset by an $8.5 million decrease related to the Disposed Properties, lower interest rates and the repayment of several mortgages payable during 2019.

Gain on the sale of real estate of $59.5 million in 2020 was due to the sale of Metropolitan Park. Gain on the sale of real estate of $47.1 million in 2019 was due to the sale of Commerce Executive/Commerce Metro Land and 1600 K Street.

FFO

FFO is a non-GAAP financial measure computed in accordance with the definition established by the National Association of Real Estate Investment Trusts ("NAREIT") in the NAREIT FFO White Paper - 2018 Restatement. NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, including our share of such adjustments for unconsolidated real estate ventures.

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

The following is the reconciliation of net income (loss) attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands, except per share amounts)
Net income (loss) attributable to common shareholders	$(22,793)	$9,360	$(16,648)	$31,181
Net income (loss) attributable to redeemable noncontrolling interests	(2,212)	1,172	(445)	4,271
Net income (loss)	(25,005)	10,532	(17,093)	35,452
Gain on sale of real estate	—	(8,088)	(59,477)	(47,121)
Loss (gain) on sale from unconsolidated real estate ventures	—	—	2,952	(335)
Real estate depreciation and amortization	54,004	44,164	149,590	133,507
Impairment of investment in unconsolidated real estate venture (1)	—	—	6,522	—
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	7,350	4,713	21,730	14,170
FFO attributable to noncontrolling interests in consolidated real estate ventures	(4)	—	(7)	(5)
FFO attributable to common limited partnership units ("OP Units")	36,345	51,321	104,217	135,668
FFO attributable to redeemable noncontrolling interests	(3,945)	(5,705)	(11,353)	(15,502)
FFO attributable to common shareholders	$32,400	$45,616	$92,864	$120,166
(1)	During the second quarter of 2020, we determined that our investment in the venture that owns The Marriott Wardman Park hotel was impaired due to a decline in the fair value of the underlying asset and recorded an impairment charge of $6.5 million, which reduced the net book value of our investment to zero, and we suspended equity loss recognition for the venture after June 30, 2020. On October 1, 2020, we transferred our interest in this venture to our venture partner.

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

We also provide certain information on a "same store" basis. Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under-construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

During the three months ended September 30, 2020, there were no changes to our same store pool from the prior quarter. During the nine months ended September 30, 2020, our same store pool changed from the prior year period due to the inclusion of our 50% interest in Central Place Tower and 1700 M Street, and the exclusion of Woodglen, which was sold by our unconsolidated real estate venture in June 2020.

Same store NOI decreased by $3.4 million, or 4.4%, and $3.8 million, or 1.7%, for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019. The decrease in same store NOI for the three and nine months ended September 30, 2020 was substantially all attributable to COVID-19, including (i) lower occupancy, higher concessions, lower rents, higher operating costs, and an increase in uncollectable operating lease receivables at our multifamily properties, (ii) rent deferrals and a decline in parking revenue at our commercial properties, and (iii) lower occupancy at the Crystal City Marriott. These declines were partially offset by the burn-off of rent abatement across our commercial portfolio, which led to same store NOI growth for the same store pool of commercial assets.

The following is the reconciliation of net income (loss) attributable to common shareholders to NOI and same store NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Net income (loss) attributable to common shareholders	$(22,793)	$9,360	$(16,648)	$31,181
Add:
Depreciation and amortization expense	56,481	46,862	157,586	141,576
General and administrative expense:
Corporate and other	11,086	11,015	37,478	34,888
Third-party real estate services	28,207	29,809	86,260	86,585
Share-based compensation related to Formation Transaction and special equity awards	7,133	9,549	25,432	30,203
Transaction and other costs	845	2,059	7,526	9,928
Interest expense	16,885	10,583	44,660	40,864
Loss on extinguishment of debt	—	—	33	1,889
Income tax expense (benefit)	(488)	432	(3,721)	(689)
Net income (loss) attributable to redeemable noncontrolling interests	(2,212)	1,172	(445)	4,271
Less:
Third-party real estate services, including reimbursements revenue	26,987	34,587	83,870	91,765
Other revenue (1)	2,292	2,196	5,438	5,951
Income (loss) from unconsolidated real estate ventures, net	(965)	(1,144)	(17,142)	647
Interest and other income (loss), net	—	(640)	1,021	2,363
Gain on sale of real estate	—	8,088	59,477	47,121
Consolidated NOI	66,830	77,754	205,497	232,849
NOI attributable to unconsolidated real estate ventures at our share	7,130	5,500	23,206	15,745
Non-cash rent adjustments (2)	(4,934)	(10,348)	(9,898)	(25,894)
Other adjustments (3)	2,881	3,181	9,236	10,120
Total adjustments	5,077	(1,667)	22,544	(29)
NOI	71,907	76,087	228,041	232,820
Less: out-of-service NOI loss (4)	(442)	(1,342)	(2,774)	(3,603)
Operating Portfolio NOI	72,349	77,429	230,815	236,423
Non-same store NOI (5)	303	2,031	10,689	12,518
Same store NOI (6)	$72,046	$75,398	$220,126	$223,905

Change in same store NOI	(4.4%)		(1.7%)
Number of properties in same store pool	55		53
(1)	Excludes parking revenue of $3.1 million and $10.3 million for the three and nine months ended September 30, 2020, and $6.3 million and $19.5 million for the three and nine months ended September 30, 2019.
(2)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.
(3)	Adjustment to include other revenue and payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue and allocated corporate general and administrative expenses to operating properties.
(4)	Includes the results of our under-construction assets, and near-term and future development pipelines.
(5)	Includes the results of properties that were not in-service for the entirety of both periods being compared and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(6)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared except for properties that are being phased out of service for future development.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Property management fees	$4,694	$5,758	$15,453	$16,873
Asset management fees	2,301	3,577	7,400	10,612
Development fees	2,614	6,783	8,474	10,912
Leasing fees	1,086	2,033	3,627	5,331
Construction management fees	584	370	2,057	1,469
Other service revenue	2,000	1,005	5,452	3,626
Third-party real estate services revenue, excluding reimbursements	13,279	19,526	42,463	48,823
Reimbursements revenue (1)	13,708	15,061	41,407	42,942
Third-party real estate services revenue, including reimbursements	26,987	34,587	83,870	91,765
Third-party real estate services expenses	28,207	29,809	86,260	86,585
Third-party real estate services revenue less expenses	$(1,220)	$4,778	$(2,390)	$5,180
(1)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Third-party real estate services revenue, including reimbursements, decreased by approximately $7.6 million, or 22.0%, to $27.0 million for the three months ended September 30, 2020 from $34.6 million for the same period in 2019. The decrease was primarily due to a $4.2 million decrease in development fee income primarily related to fees from Amazon recognized during 2019, a $1.4 million decrease in reimbursements revenue, a $1.3 million decrease in asset management fees and a $1.1 million decrease in property management fees primarily due to the sale of assets within the JBG Legacy Funds and a $947,000 decrease in leasing fees. The decrease in third-party real estate services revenue was partially offset by a $1.0 million increase in other service revenue. Third-party real estate services expenses decreased by approximately $1.6 million, or 5.4%, to $28.2 million for the three months ended September 30, 2020 from $29.8 million for the same period in 2019. The decrease was primarily due to a decrease in reimbursable expenses and rent expense, partially offset by an increase in share-based compensation expense from the issuance of the 2020 equity awards.

Third-party real estate services revenue, including reimbursements, decreased by approximately $7.9 million, or 8.6%, to $83.9 million for the nine months ended September 30, 2020 from $91.8 million for the same period in 2019. The decrease was primarily due to a $3.2 million decrease in asset management fees and a $1.4 million decrease in property management fees due to the sale of assets within the JBG Legacy Funds, a $2.4 million decrease in development fee income primarily related to fees from Amazon recognized during 2019, a $1.7 million decrease in leasing fees due to the impact of COVID-

19 and a $1.5 million decrease in reimbursements revenue. The decrease in third-party real estate services revenue was partially offset by a $1.8 million increase in other service revenue. General and administrative expense: third-party real estate services decreased by approximately $325,000, or 0.4%, to $86.3 million for the nine months ended September 30, 2020 compared to $86.6 million for the same period in 2019. The decrease was primarily due to a decrease in reimbursable expenses and rent expense, partially offset by an increase in share-based compensation expense from the issuance of the 2020 equity awards.

Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

Property revenue is calculated as property rental revenue plus other property revenue (primarily parking revenue). Property expense is calculated as property operating expenses plus real estate taxes. Consolidated NOI is calculated as total property revenue less total property expense. See Note 16 to the financial statements for the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI for the three and nine months ended September 30, 2020 and 2019. The following is a summary of NOI by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Property revenue:
Commercial	$93,052	$100,915	$276,841	$304,763
Multifamily	30,526	29,040	95,122	86,332
Other (1)	(1,822)	339	(7,177)	(5,918)
Total property revenue	121,756	130,294	364,786	385,177

Property expense:
Commercial	38,837	39,204	115,177	121,346
Multifamily	17,882	13,042	48,326	36,905
Other (1)	(1,793)	294	(4,214)	(5,923)
Total property expense	54,926	52,540	159,289	152,328

Consolidated NOI:
Commercial	54,215	61,711	161,664	183,417
Multifamily	12,644	15,998	46,796	49,427
Other (1)	(29)	45	(2,963)	5
Consolidated NOI	$66,830	$77,754	$205,497	$232,849
(1)	Includes activity related to future development assets and corporate entities and the elimination of intersegment activity.

Comparison of the Three Months Ended September 30, 2020 to 2019

Commercial: Property rental revenue decreased by $7.9 million, or 7.8%, to $93.1 million in 2020 from $100.9 million in 2019. Consolidated NOI decreased by $7.5 million, or 12.1%, to $54.2 million in 2020 from $61.7 million in 2019. The decrease in property revenue and consolidated NOI was primarily due to the sale of the Disposed Properties, a decrease in property rental revenue due to the deferral of rent for tenants that were placed on the cash basis of accounting and an increase in uncollectable operating lease receivables attributable to COVID-19. The decrease in property revenues and consolidated NOI was partially offset by an increase in revenue from 4747 Bethesda Avenue, which we placed into service during the fourth quarter of 2019 and from properties with spaces leased to Amazon beginning in 2019 (1800 South Bell Street and 241 18th Street South).

Multifamily: Property rental revenue increased by $1.5 million, or 5.1%, to $30.5 million in 2020 from $29.0 million in 2019. Consolidated NOI decreased by $3.4 million, or 21.0%, to $12.6 million in 2020 from $16.0 million in 2019. The increase in property revenue was primarily due to the acquisition of F1RST Residences, placing West Half into service in the second half of 2019, and placing The Wren and 901 W Street into service in 2020, partially offset by a decrease in our same store multifamily assets due to lower occupancy, higher concessions and lower rents. The decrease in consolidated NOI was primarily due to lower revenue in our same store multifamily assets attributable to COVID-19, increased payroll and cleaning costs attributable to COVID-19 and to a reduction in capitalized expenses at The Wren and 901 W Street, which were placed into service in 2020.

Comparison of the Nine Months Ended September 30, 2020 to 2019

Commercial: Property rental revenue decreased by $27.9 million, or 9.2%, to $276.8 million in 2020 from $304.8 million in 2019. Consolidated NOI decreased by $21.8 million, or 11.9%, to $161.7 million in 2020 from $183.4 million in 2019. The decrease in property revenue and consolidated NOI was primarily due to the sale of the Disposed Properties, a decrease in property rental revenue due to the deferral of rent for tenants that were placed on the cash basis of accounting and an increase in uncollectable operating lease receivables attributable to COVID-19, and a $2.4 million decrease due to bad debt reserves recorded in connection with the filing for bankruptcy by a parking operator. The decrease in property revenues and consolidated NOI was partially offset by an increase in revenue from 4747 Bethesda Avenue, which we placed into service during the fourth quarter of 2019, and to properties with spaces leased to Amazon beginning in 2019 (1800 South Bell Street and 241 18th Street South).

Multifamily: Property rental revenue increased by $8.8 million, or 10.2%, to $95.1 million in 2020 from $86.3 million in 2019. Consolidated NOI decreased by $2.6 million, or 5.3%, to $46.8 million in 2020 from $49.4 million in 2019. The increase in property revenue was primarily due to the acquisition of F1RST Residences, the placing of West Half into service in the second half of 2019, and placing The Wren and 901 W Street into service in 2020, partially offset by a decrease in our same store multifamily assets due to lower occupancy, higher concessions and lower rents. The decrease in consolidated NOI was primarily due to lower revenue in our same store multifamily assets attributable to COVID-19, increased payroll and cleaning costs attributable to COVID-19 and a reduction in capitalized expenses at The Wren and 901 W Street, which were placed into service in 2020.

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

Financing Activities

The following is a summary of mortgages payable:

	Weighted Average
	Effective
	Interest Rate (1)	September 30, 2020	December 31, 2019

		(In thousands)
Variable rate (2)	2.18%	$679,446	$2,200
Fixed rate (3)	4.37%	1,021,825	1,125,648
Mortgages payable		1,701,271	1,127,848
Unamortized deferred financing costs and premium/discount, net		(10,548)	(2,071)
Mortgages payable, net		$1,690,723	$1,125,777

(1)	Weighted average effective interest rate as of September 30, 2020.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

As of September 30, 2020 and December 31, 2019, the net carrying value of real estate collateralizing our mortgages payable totaled $2.0 billion and $1.4 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgages payable are recourse to us. See Note 17 to the financial statements for additional information.

During the nine months ended September 30, 2020, we entered into four separate mortgage loans with an aggregate principal balance of $560.0 million, collateralized by 4747 Bethesda Avenue, The Bartlett, 1221 Van Street and 220 20th Street, and refinanced the mortgage loan collateralized by RTC-West, increasing the principal balance by $20.2 million.

As of September 30, 2020 and December 31, 2019, we had various interest rate swap and cap agreements on certain mortgages payable with an aggregate notional value of $1.3 billion and $867.6 million. See Note 15 to the financial statements for additional information.

Credit Facility

As of September 30, 2020, our $1.4 billion credit facility consisted of a $1.0 billion revolving credit facility maturing in January 2025, a $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023 and a $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. The following is a summary of amounts outstanding under the credit facility:

	Effective
	Interest Rate (1)	September 30, 2020	December 31, 2019

		(In thousands)
Revolving credit facility (2) (3) (4)	1.20%	$—	$200,000

Tranche A-1 Term Loan (5)	2.59%	$200,000	$100,000
Tranche A-2 Term Loan (6)	2.49%	200,000	200,000
Unsecured term loans		400,000	300,000
Unamortized deferred financing costs, net		(2,192)	(2,705)
Unsecured term loans, net		$397,808	$297,295
(1)	Effective interest rate as of September 30, 2020.
(2)	As of both September 30, 2020 and December 31, 2019, letters of credit with an aggregate face amount of $1.5 million were outstanding under our revolving credit facility.
(3)	As of September 30, 2020 and December 31, 2019, net deferred financing costs related to our revolving credit facility totaling $7.1 million and $3.1 million were included in "Other assets, net."
(4)	The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(5)	As of September 30, 2020 and December 31, 2019, $200.0 million and $100.0 million of the outstanding balance was fixed by interest rate swap agreements. The interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.39%.
(6)	As of September 30, 2020 and December 31, 2019, $200.0 million and $137.6 million of the outstanding balance was fixed by interest rate swap agreements. As of September 30, 2020, the interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.34%.

Our existing variable rate debt instruments, including our credit facility and our hedging arrangements, currently use LIBOR as a reference rate, and we expect a transition from LIBOR to another reference rate in the near term. In July 2017, due to a decline in the quantity of loans used to calculate LIBOR, the United Kingdom regulator that regulates LIBOR announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and LIBOR is expected to be phased out accordingly. In April 2018, the New York Federal Reserve commenced publishing an alternative reference rate for the U.S. dollar, the SOFR, proposed by the Alternative Reference Rates Committee (the "ARRC"), a group of major market participants convened by the U.S. Federal Reserve with participation by SEC Staff and other regulators. ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry-wide and company-specific transition plans related to derivatives and cash markets exposed to LIBOR, but there remains uncertainty in the timing and details of this transition.

Common Shares Repurchased

In March 2020, our Board of Trustees authorized the repurchase of up to $500 million of our outstanding common shares. During the three and nine months ended September 30, 2020, we repurchased and retired 1.4 million and 2.9 million common shares for $38.4 million and $79.6 million, an average purchase price of $26.64 and $27.82 per share.

Purchases, made pursuant to the program, are made either in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to economic and market conditions, share price, applicable legal requirements and other factors. The program may be suspended or discontinued at our discretion without prior notice.

Liquidity Requirements

Our principal liquidity needs for the next 12 months and beyond include:

●	normal recurring expenses;
●	debt service and principal repayment obligations, including balloon payments on maturing debt;
●	capital expenditures, including major renovations, tenant improvements and leasing costs;
●	development expenditures;
●	dividends to shareholders and distributions to holders of OP Units;
●	common share repurchases; and
●	acquisitions of properties, either directly or indirectly through the acquisition of equity interests therein.

We expect to satisfy these needs using one or more of the following:

●	cash and cash equivalent balances;
●	cash flows from operations;
●	distributions from real estate ventures; and
●	proceeds from financings, recapitalizations and asset sales.

While we do not expect to need to do so over the next 12 months, we also have the ability to issue equity securities to raise funds if necessary.

While we have not experienced a significant impact to date in this regard, we expect COVID-19 to continue to have an adverse impact on our liquidity and capital resources. Future decreases in cash flows from operations resulting from tenant defaults, rent deferrals or decreases in our rents or occupancy, would decrease the cash available for the capital uses described above.

In light of the current lack of visibility regarding the long-term impact of COVID-19 on our revenue, we have taken various steps to mitigate the adverse effect of COVID-19 on our liquidity, including deferral of approximately $69 million on a consolidated basis and $73 million at our share of planned discretionary capital expenditures for our operating assets for 2020 and 2021. During the three months ended September 30, 2020, we repaid $500.0 million of draws under our revolving credit facility, in part with the proceeds from three separate mortgage loans with an aggregate principal balance of $385.0 million, collateralized by The Bartlett, 1221 Van Street and 220 20th Street. As of September 30, 2020, we have $998.5 million of remaining availability under our credit facility (net of outstanding letters of credit totaling $1.5 million). We also made a $100.0 million draw on our Tranche A-1 Term Loan in April 2020. As of September 30, 2020, mortgages payable totaling $97.1 million on a consolidated basis and $211.8 million at our share are scheduled to mature before the end of 2021.

Contractual Obligations and Commitments

During the nine months ended September 30, 2020, there were no material changes to the contractual obligation information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019. The only significant change was a $473.4 million increase in outstanding debt primarily from four separate mortgage loans with an aggregate principal balance of $560.0 million and the remaining $100.0 million draw under our Tranche A-1 Term Loan, partially offset by the repayment of the revolving credit facility.

As of September 30, 2020, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $56.9 million.

The WHI was launched by us and the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. We are the manager for the WHI Impact Pool, which is the social impact investment vehicle of the WHI. As of September 30, 2020, the WHI Impact Pool had completed closings of capital commitments totaling $112.0 million, which included a commitment from us of $10.9 million.

On October 29, 2020, our Board of Trustees declared a quarterly dividend of $0.225 per common share.

Summary of Cash Flows

The following summary discussion of our cash flows is based on our statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Nine Months Ended September 30,
	2020	2019

	(In thousands)
Net cash provided by operating activities	$127,855	$112,639
Net cash used in investing activities	(57,696)	(145,438)
Net cash provided by (used in) financing activities	280,038	(123,013)

Cash Flows for the Nine Months Ended September 30, 2020

Cash and cash equivalents, and restricted cash increased $350.2 million to $492.7 million as of September 30, 2020, compared to $142.5 million as of December 31, 2019. This increase resulted from $280.0 million of net cash provided by financing activities, $127.9 million of net cash provided by operating activities, partially offset by $57.7 million of net cash used in investing activities. Our outstanding debt was $2.1 billion and $1.6 billion as of September 30, 2020 and December 31, 2019. The $473.4 million increase in outstanding debt was primarily from four separate mortgage loans with an aggregate principal balance of $560.0 million, collateralized by 4747 Bethesda Avenue, The Bartlett, 1221 Van Street and 220 20th Street, and the remaining $100.0 million draw under our Tranche A-1 Term Loan, partially offset by the repayment of the revolving credit facility.

Net cash provided by operating activities of $127.9 million primarily comprised: (i) $154.9 million of net income (before $231.4 million of non-cash items and a $59.5 million gain on sale of real estate) and (ii) $3.7 million of return on capital from unconsolidated real estate ventures, partially offset by (iii) $30.7 million of net change in operating assets and liabilities. Non-cash income adjustments of $231.4 million primarily include depreciation and amortization expense, share-based compensation expense, deferred rent, net loss from unconsolidated real estate ventures and losses on operating lease and other receivables.

Net cash used in investing activities of $57.7 million primarily comprised: (i) $245.5 million of development costs, construction in progress and real estate additions, (ii) $25.3 million of deposits for the purchase of wireless spectrum licenses and (iii) $12.3 million of investments in unconsolidated real estate ventures, partially offset by (iv) $154.5 million of proceeds from the sale of real estate and (v) $70.8 million of distributions of capital from unconsolidated real estate ventures.

Net cash provided by financing activities of $280.0 million primarily comprised: (i) $580.1 million of proceeds from borrowings under mortgages payable, (ii) $500.0 million of proceeds from borrowings under our revolving credit facility and (iii) $100.0 million of proceeds from borrowings under unsecured term loans, partially offset by (iv) $700.0 million of repayments of our revolving credit facility, (v) $90.3 million of dividends paid to common shareholders, (vi) $74.4 million of common shares repurchased, (vii) $14.9 million of debt issuance costs and (viii) $11.3 million of distributions to redeemable noncontrolling interests.

Cash Flows for the Nine Months Ended September 30, 2019

Cash and cash equivalents, and restricted cash decreased $155.8 million to $243.7 million as of September 30, 2019, compared to $399.5 million as of December 31, 2018. This decrease resulted from $145.4 million of net cash used in investing activities and $123.0 million of net cash used in financing activities, partially offset by $112.6 million of net cash provided by operating activities.

Net cash provided by operating activities of $112.6 million primarily comprised: (i) $157.9 million of net income (before $169.6 million of non-cash items and a $47.1 million gain on sale of real estate) and (ii) $1.8 million of return on capital from unconsolidated real estate ventures, partially offset by (iii) $47.1 million of net change in operating assets and liabilities. Non-cash income adjustments of $169.6 million primarily include depreciation and amortization expense, share-based compensation expense, deferred rent and amortization of lease incentives.

Net cash used in investing activities of $145.4 million primarily comprised: (i) $294.4 million of development costs, construction in progress and real estate additions, partially offset by (ii) $157.8 million of proceeds from sale of real estate.

Net cash used in financing activities of $123.0 million primarily comprised: (i) $482.8 million of repayments of mortgages payable, (ii) $99.7 million of dividends paid to common shareholders and (iii) $13.6 million of distributions to redeemable noncontrolling interests, partially offset by (iv) $472.8 million of net proceeds from the issuance of common stock.

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Ventures

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of September 30, 2020, we have investments in unconsolidated real estate ventures totaling $463.0 million. For the majority of these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.

From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (i) guarantee portions of the principal, interest and other amounts in connection with borrowings, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings or (iii) provide guarantees to lenders and other third parties for the completion of development projects. We customarily have agreements with our outside venture partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. At times, we also have agreements with certain of our outside venture partners whereby we agree to either indemnify the partners and/or the associated ventures with respect to certain contingent liabilities associated with operating assets or to reimburse our partner for its share of any payments made by them under certain guarantees. Guarantees (excluding environmental) customarily terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. Amounts that we may be required to pay in future periods in relation to guarantees associated with budget overruns or operating losses are not estimable.

As of September 30, 2020, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $56.9 million. As of September 30, 2020, we had no principal payment guarantees related to our unconsolidated real estate ventures.

Reconsideration events could cause us to consolidate these unconsolidated real estate ventures in the future or deconsolidate a consolidated entity. We evaluate reconsideration events as we become aware of them. Reconsideration events include amendments to real estate venture agreements and changes in our partner's ability to make contributions to the venture. Under certain circumstances, we may purchase our partner's interest.

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

We will continue to monitor the state of the insurance market, and the scope and costs of coverage for acts of terrorism. We cannot anticipate what coverage will be available on commercially reasonable terms in the future. We are responsible for deductibles and losses in excess of the insurance coverage, which could be material.

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

Construction Commitments

As of September 30, 2020, we had construction in progress that will require an additional $34.0 million to complete ($20.2 million related to our consolidated entities and $13.8 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next one to two years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, issuance and sale of equity securities, and available cash.

Other

There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

With respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of September 30, 2020, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

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

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of our assets, we may be potentially liable for such costs. The operations of current and former tenants at our assets have involved, or may have involved, the use of hazardous materials or generated hazardous wastes. The release of such hazardous materials and wastes could result in us incurring liabilities to remediate any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may (i) expose us to third-party liability (e.g., for cleanup costs, natural resource damages, bodily injury or property damage), (ii) subject our properties to liens in favor of the government for damages and costs the government incurs in connection with the contamination, (iii) impose restrictions on the manner in which a property may be used or which businesses may be operated, or (iv) materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. In addition, our assets are exposed to the risk of contamination originating from other sources. While a property owner may not be responsible for remediating contamination that has migrated onsite from an identifiable and viable offsite source, the contaminant's presence can have adverse effects on operations and the redevelopment of our assets. To the extent we send contaminated materials to other locations for treatment or disposal, we may be liable for cleanup of those sites if they become contaminated.

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks, and the preparation and issuance of a written report. Soil and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. They may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 17 to the financial statements, environmental liabilities totaled $17.9 million as of both September 30, 2020 and December 31, 2019 and are included in "Other liabilities, net" in our balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following is a summary of our annual exposure to a change in interest rates:

	September 30, 2020			December 31, 2019
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgages payable
Variable rate (1)	$679,446	2.18%	$6,889	$2,200	3.36%
Fixed rate (2)	1,021,825	4.37%	—	1,125,648	4.29%
	$1,701,271		$6,889	$1,127,848
Credit facility (variable rate):
Revolving credit facility (3)	$—	1.20%	$—	$200,000	2.86%
Tranche A-1 Term Loan (4)	200,000	2.59%	—	100,000	3.32%
Tranche A-2 Term Loan (5)	200,000	2.49%	—	200,000	3.74%
	$400,000		$—	$500,000
Pro rata share of debt of unconsolidated entities (contractual balances):
Variable rate (1)	$307,701	2.44%	$3,120	$228,226	4.30%
Fixed rate (2)	89,457	4.19%	—	101,993	4.24%
	$397,158		$3,120	$330,219
(1)	Includes variable rate mortgages payable with interest rate cap agreements.
(2)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(3)	The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(4)	As of September 30, 2020 and December 31, 2019, $200.0 million and $100.0 million of the outstanding balance was fixed by interest rate swap agreements. The interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.39%.
(5)	As of September 30, 2020 and December 31, 2019, $200.0 million and $137.6 million of the outstanding balance was fixed by interest rate swap agreements. As of September 30, 2020, the interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.34%.

The fair value of our mortgages payable is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and unsecured term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of September 30, 2020 and December 31, 2019, the estimated fair value of our consolidated debt was $2.1 billion and $1.7 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

As of September 30, 2020 and December 31, 2019, we had interest rate swap and cap agreements with an aggregate notional value of $862.7 million and $935.1 million, which were designated as cash flow hedges. The fair value of our interest rate swaps and caps designated as cash flow hedges consisted of liabilities totaling $49.2 million and $17.4 million as of September 30, 2020 and December 31, 2019, included in "Other liabilities, net" in our balance sheets.

Derivative Financial Instruments Not Designated as Hedges

Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are considered economic hedges, but not designated as accounting hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains are recorded in "Interest expense" in our statements of operations in the period in which the change occurs. As of September 30, 2020 and December 31, 2019, we had various interest rate swap and cap agreements with an aggregate notional value of $867.7 million and $307.7 million, which were not designated as cash flow hedges. The fair value of our interest rate swaps and caps not designated as hedges was not material as of September 30, 2020 and December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any material impact from many of our employees working remotely due to COVID-19.

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

Risks Related to COVID-19

The current outbreak of COVID-19 has significantly impacted and disrupted our business, and is expected to continue to significantly, and perhaps even materially adversely, impact and cause disruption to, our business, financial performance and condition, operating results and cash flows. Future outbreaks of highly infectious or contagious diseases or other public health crises could have similar adverse effects on our business. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.

COVID-19 has disrupted our business and has had a significant adverse effect on our business, financial performance and condition, operating results and cash flows and such effect could be materially adverse in future quarters. Since late February 2020, we have experienced additional cleaning and sanitation costs, reduced revenues from commercial parking, failures by some of our residential and commercial and most of our retail tenants to pay rent, combined with the inability to pursue our rights against many of those tenants due to governmental suspensions of evictions and late fees. We have also experienced slower processes for entitling our future development pipeline due to the inability to hold governmental and community meetings. Income from our interest in the operations of the Crystal City Marriott hotel decreased in the second quarter due to temporary closure during the pandemic. Further, during the second quarter of 2020, we recorded an impairment charge of $6.5 million due to a decline in the fair value of The Marriott Wardman Park hotel and losses incurred during the quarter resulting from its closure in March 2020 due to the effects of COVID-19. Additionally, during the second quarter of 2020, we experienced a $2.4 million decrease in revenue due to bad debt reserves recorded in connection with the filing for bankruptcy by a parking operator. Additional factors that could negatively impact our ability to successfully operate during or following COVID-19 or another pandemic, or that have otherwise significantly adversely impacted and disrupted our business, financial performance and condition, operating results and cash flows, or otherwise adversely impact our shareholders and may continue to do so include:

●	Property rental income, our primary source of operating cash flow, is dependent on a number of factors, including occupancy levels and rental rates, as well as our tenants’ ability and willingness to pay rent, and our ability to continue to collect rents, on a timely basis or at all, without reductions or other concessions, in our commercial and multifamily properties. For the three months ended September 30, 2020, 0.7% on a consolidated basis and 0.6% at our share of our commercial office tenants, 1.4% on a consolidated basis and 1.5% at our share of our multifamily tenants, and 33.5% of our retail tenants on a consolidated basis and 36.9% at our share had not yet paid their rent for the months of July through September;
●	We have experienced and continue to experience decreased property rental revenue, due to deferral of rent for tenants that were placed on the cash basis of accounting and increases in uncollectable operating lease receivables. Property rental income may be reduced or eliminated due to delays in enforcing our rights as landlord, including the inability to evict tenants that fail to pay rent, new federal and state governmental regulations related to the pandemic or otherwise. As a result, we may incur substantial costs in protecting our investments, and we can provide no assurances that such efforts will be successful. Furthermore, certain categories of tenants, such as retail, multifamily and certain types of office tenants, such as those that utilize shared spaces and co-working, are particularly hard hit by COVID-19 and the resulting economic disruption (coworking tenants comprised approximately 2.9% of our total square feet on a consolidated basis and 3.2% at our share as of September 30, 2020);
●	Demand for office space in the Washington, D.C. metropolitan area and nationwide has had and is likely to continue to decline due to the current economic downturn, bankruptcies, downsizing, layoffs, government regulations and restrictions on travel and permitted businesses operations that may be extended in duration and become recurring or potentially recurring, increased usage of teleworking arrangements and cost cutting resulting from the pandemic, which could lead to lower office occupancy (as of September 30, 2020, approximately 3.5% of our commercial and retail leases, based on square footage, were scheduled to expire in 2020 or had month-to-month terms);
●	A component of "Third-party real estate services, including reimbursements," the metric we use to measure and evaluate the performance of our third-party asset management and real estate services business operating segment, may decline if we do not receive reimbursements revenue, which represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects. Reimbursements revenue decreased in the second and third quarters and may continue to decline where third-party clients cannot or do not reimburse us for such expenses, resulting in us incurring these costs in "General and administrative: third-party real estate services," but not being reimbursed for them, which could have a material adverse effect on this operating segment ("General and administrative: third-party real estate services expense" was $86.3 million for the nine months ended September 30, 2020 and $113.5 million for the year ended December 31, 2019, and "reimbursements revenue" was nearly half of total revenue of our third-party asset management and real estate services business – $41.4 million of $83.9 million for the nine months ended September 30, 2020, and $55.4 million of $120.9 million, for the year ended December 31, 2019);
●	The potential deterioration of the appeal of our Placemaking model of amenity-rich, walkable Metro-served neighborhoods. Our Placemaking strategies include the delivery of new multifamily and office developments, locally sourced amenity retail and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. COVID-19 may change how people think about work and residential spaces, as well as the appeal of public transportation, which could have a material adverse effect on our Placemaking model. Furthermore, certain of our properties may be considered less desirable and see their occupancy rates suffer, such as West Half, which was completed in the third quarter of 2019 and was 50.7% leased as of September 30, 2020 and is located adjacent to Nationals Stadium. The extent to which and when fans of professional athletic teams will return to physical stadiums and the appeal of such locations is unclear;
●	We may experience reductions in demand for retail space in our submarkets as most of our retail tenants continue to experience diminished revenues and loss of cash flow due to government regulations and restrictions on travel and permitted businesses operations, reduced or eliminated foot traffic and economic uncertainty. Furthermore, our Placemaking model depends in significant part on a retail component, which frequently involves retail assets embedded in or adjacent to our office and/or multifamily assets. Temporary store closures and government mandated physical distancing requirements are significantly affecting our retail tenants’ ability to generate sales and have caused many retailers to, among other things, permanently close stores, decrease the size of new or existing stores, ask for concessions from us or go bankrupt;
●	We have incurred and continue to incur unanticipated costs and operating expenses and may continue to experience decreased revenue related to compliance with regulations, such as our inability to sue non-paying tenants, requirements to provide employees with additional mandatory paid time off and increased expenses related to sanitation measures performed at our properties, as well as additional expenses incurred to protect the welfare of our employees, such as expanded access to health services and acquisition of additional technology related to employees working from home;
●	We may be susceptible to increased litigation related to, among other things, the financial impacts of COVID-19 on our business, individuals contracting COVID-19 as a result of alleged exposures on our premises or alleging that we have taken insufficient preventative measures, our ability to meet contractual obligations due to the pandemic, employment practices or policies adopted during the pandemic, or otherwise;
●	We have incurred and are likely to incur higher general and administrative costs due to anticipated legal expenses incurred for, among other things, litigation with non-paying tenants or otherwise related to the impact of COVID-19 on us, and medical and other employee expenses related to staff being remote;
●	Changes to our sources and uses of cash. For instance, as of September 30, 2020, we have construction in progress that will require an additional $34.0 million to complete ($20.2 million related to our consolidated entities and $13.8 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next two years. These expenditures are generally due as the work is performed, and we continue to expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales and available cash over that period, though the relative attractiveness of reliance on debt proceeds and asset recapitalizations may vary and change our reliance on them at any given time;
●	Assets that were recently moved from Under-Construction assets to operating assets (including West Half, 4747 Bethesda Avenue, 901 W Street and 900 W Street (formerly collectively referred to as Atlantic Plumbing C)), 1900 N Street and The Wren (formerly referred to as 965 Florida Avenue), totaling approximately 569,000 square feet and 1,154 units in the aggregate as of September 30, 2020 may take longer to stabilize and contribute to NOI;

●	Our current Under-Construction assets may take longer to reach completion and will likely take longer to stabilize;
●	The inability to renew leases, lease vacant space or re-let space as leases expire, or a decline in rental rates on new leases due to a deterioration in the economy and market conditions due to the pandemic. We are experiencing and expect to continue to experience depressed near-term leasing activity in both our commercial and multifamily portfolios, including the delay in the lease-up of our recently delivered multifamily assets;
●	Difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund our liquidity needs, including addressing maturing liabilities;
●	The cost and availability of credit may be negatively impacted by the pandemic, which may adversely affect our liquidity and financial condition, including our results of operations, and the liquidity and financial condition of our tenants. Our inability or the inability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs may materially affect our financial condition and results of operations and the value of our equity securities and any debt securities we may issue in the future;
●	Our outstanding debt was $2.1 billion and $1.6 billion as of September 30, 2020 and December 31, 2019. The $473.4 million increase in outstanding debt was primarily from four separate mortgage loans with an aggregate principal balance of $560.0 million, collateralized by 4747 Bethesda Avenue, The Bartlett, 1221 Van Street and 220 20th Street, and the remaining $100.0 million draw under our Tranche A-1 Term Loan, partially offset by the repayment of the revolving credit facility. Increased indebtedness and decreased operating revenues could increase our risk of default;
●	A delay or reversal of the anticipated rebound in our 2020 NOI that we had anticipated from the combined effects of (i) the burn off of free rent associated with lease renewals we executed in 2017 and 2018 to stabilized levels, (ii) delivery on or ahead of schedule of our Under-Construction assets and (iii) acquisition of F1RST Residences;
●	The continued service and availability of personnel, including our executive officers and other leaders that are part of our management team and our ability to recruit, attract and retain skilled personnel to the extent our management or personnel are impacted in significant numbers or in other significant ways by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work;
●	There can be no assurance that losses incurred by us will be covered by the general liability, all-risk property and rental value insurance policies that we maintain;
●	Risks related to holding assets through partnership or real estate investments, including the risk that we could be required to fund capital contributions required of our partners or co-venturers, make contributions to maintain the value of such assets, be forced to sell our interest, or acquire our partners’ or our co-venturers’ interest, or to sell the underlying asset, either on unfavorable terms or at a time when we otherwise would not have initiated such a transaction and potentially being forced to dispose of our interest in that entity, including by contributing it to a subsidiary of ours that is subject to corporate-level income tax. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our real estate ventures may be subject to debt, and the refinancing of such debt may require equity capital calls. As of September 30, 2020, approximately 11.7% of our assets measured by total square feet were held through real estate ventures, and we expect to co-invest in the future with other third parties through partnerships, real estate ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, real estate venture or other entity;
●	The continued volatility of our share price;
●	The continued attractiveness, feasibility or prudence of paying quarterly dividends;
●	The scaling back or delay of a significant amount of planned capital expenditures, including planned renovation projects, which could adversely affect the value of our properties. For example, we have deferred planned discretionary capital expenditures for our operating assets of approximately $69 million on a consolidated basis and $73 million at our share;
●	Increased risk of the occurrence of a cyber incident and of disruptions to our internal control procedures due to the significant number of our employees that are currently teleworking due to the pandemic and restrictions on travel and permitted businesses operations, and the processes, procedures and controls that we have implemented to help mitigate cyber risks may not be sufficient or that our internal control procedures may experience challenges or delays;
●	Construction or redevelopment costs for our projects may exceed original estimates. Also, we have experienced and may continue to experience supply chain and/or labor delays and disruptions as a result of new job site procedures or for other reasons, such as insufficient construction personnel, delays in advancing entitlements, or the inability to obtain necessary permits;
●	Our cash flow from operations may be materially reduced if our tenants fail to pay rent, a risk heightened by COVID-19, and as a result, we may be unable to satisfy our covenants or maintain the required financial ratios under our debt agreements. Failure to comply with our covenants could cause a default under one of our debt instruments, which may require us to repay such debt with capital from other sources or give possession of a property to the lender;
●	The extent and duration of the COVID-19-related restrictions on travel and the types of businesses that may continue to operate will have an effect on estimates used in the preparation of the underlying cash flows used in assessing our long-lived assets for impairment and the assessment of the collectability of receivables from tenants, including deferred rent receivables, due to the effects of COVID-19 on their financial position. We have made what we believe to be appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent these estimates differ from actual results, our consolidated financial statements may be materially affected; and
●	The significance, extent and duration of the impact of COVID-19 on our business remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the extent and effectiveness of the containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate, once the current containment measures are lifted.

Moreover, the impact of COVID-19 may also exacerbate many of the risks identified under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. As a result, we cannot provide an estimate of the overall impact of COVID-19 on our business or when, or if, we will be able to resume normal operations. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our business, financial performance and condition, operating results and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.

(c)	Purchases of equity securities by the issuer and affiliated purchasers:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under the Plan Or Programs
				(In thousands)
July 1, 2020 - July 31, 2020	-	$-	-	$458,824,357
August 1, 2020 - August 31, 2020	8,101	26.92	8,101	458,606,126
September 1, 2020 - September 30, 2020	1,431,134	26.64	1,431,134	420,447,972
	1,439,235	26.64	1,439,235

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibit Index

Exhibits	Description
3.1	Declaration of Trust of JBG SMITH Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 21, 2017).
3.2	Articles Supplementary to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 6, 2018).
3.3	Articles of Amendment to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed on May 3, 2018).
3.4	Amended and Restated Bylaws of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 21, 2020).
10.1†**	Separation Agreement, dated as of July 31, 2020, by and between JBG SMITH Properties and Robert A. Stewart.
10.2†**	Amendment No. 3 to the 2017 Employee Share Purchase Plan, effective July 20, 2020.
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C 1350, as created by Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Extension Calculation Linkbase
101.LAB	Inline XBRL Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Filed herewith.
†	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBG SMITH Properties

Date:	November 3, 2020	/s/ Stephen W. Theriot
Stephen W. Theriot
Chief Financial Officer
(Principal Financial and Accounting Officer)