Form 10-K
period 2020-12-31
JBG SMITH Properties
filed 2021-02-23
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No  ☒

As of February 19, 2021, JBG SMITH Properties had 131,600,858 common shares outstanding.

As of June 30, 2020, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $3.8 billion based on the June 30, 2020 closing share price of $29.57 per share on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from certain portions of the registrant's definitive proxy statement for its 2021 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

.

JBG SMITH PROPERTIES

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2020

DEFINITIONS

Defined terms used in this Annual Report on Form 10-K:

"ADA" means the Americans with Disabilities Act.

"Amazon" refers to Amazon.com, Inc.

"Americana Portfolio" refers to a 1.4-acre future development parcel in National Landing, which was formerly occupied by the Americana Hotel, and three other parcels.

"Annualized rent" means: (i) for commercial assets, or the retail component of a mixed-use asset, the in-place monthly base rent before free rent, plus tenant reimbursements as of December 31, 2020, multiplied by 12 and (ii) for multifamily assets, or the multifamily component of a mixed-use asset, the in-place monthly base rent before free rent as of December 31, 2020, multiplied by 12. Annualized rent excludes rent from signed but not yet commenced leases. The in-place monthly base rent does not take into consideration temporary rent relief arrangements.

"At JBG SMITH Share" and "Our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures.

"CBRS" means the Citizens Broadband Radio Service.

"Code" refers to the Internal Revenue Code of 1986, as amended.

"CODM" means our Chief Operating Decision Maker.

"Combination" refers to our acquisition of the management business and certain assets and liabilities of JBG.

"COVID-19" refers to the novel coronavirus pandemic.

"D&I" means diversity and inclusion.

"Development pipeline" refers to the near-term development pipeline and future development pipeline.

"Disposed Properties" collectively refers to Commerce Executive/Commerce Executive Metro Land, 1600 K Street, Vienna Retail, a 50.0% interest in the entity that owns Central Place Tower, and Metropolitan Park.

"ESG" means environmental, social and governance.

"Estimated incremental investment" means management's estimate of the remaining cost to be incurred in connection with the development of an asset as of December 31, 2020, including all remaining acquisition costs, hard costs, soft costs, tenant improvements (excluding free rent converted to tenant improvement allowances), leasing costs and other similar costs to develop and stabilize the asset but excluding any financing costs and ground rent expenses. Actual incremental investment may differ substantially from our estimates due to numerous factors, including unanticipated expenses, delays in the estimated start and/or completion date, changes in design and other contingencies.

"Estimated potential development density" reflects management's estimate of developable gross square feet based on our current business plans with respect to real estate owned or controlled as of December 31, 2020. Our current business plans may contemplate development of less than the maximum potential development density for individual assets. As market conditions change, our business plans, and therefore, the estimated potential development density, could change accordingly. Given timing, zoning requirements and other factors, we make no assurance that estimated potential development density amounts will become actual density to the extent we complete development of assets for which we have made such estimates.

"Exchange Act" refers to the Securities Exchange Act of 1934, as amended.

"FATCA" means the Foreign Account Tax Compliance Act.

"FATCA withholding" refers to a FATCA withholding tax.

"FIRPTA" means the Foreign Investment in Real Property Tax Act of 1980, as amended.

"Formation Transaction" refers to the Separation and the Combination.

"Free rent" means the amount of base rent and tenant reimbursements that are abated according to the applicable lease agreement(s).

"FFO," means funds from operations, a non-GAAP financial measure computed in accordance with the definition established by NAREIT in the NAREIT FFO White Paper - 2018 Restatement. NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, including our share of such adjustments for unconsolidated real estate ventures. We believe FFO is a meaningful non-GAAP financial measure useful in comparing our levered operating performance from period-to-period and as compared to similar real estate companies because FFO excludes real estate depreciation and amortization expense and other non-comparable income and expenses, which implicitly assumes that the value of real estate diminishes predictably over time rather than fluctuating based on market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures used by other companies.

"Future development pipeline" refers to assets that are development opportunities on which we do not intend to commence construction within the next three years where we (i) own land or control the land through a ground lease or (ii) are under a long-term conditional contract to purchase, or enter into a leasehold interest with respect to land.

"GAAP" means United States generally accepted accounting principles.

"GSA" means the General Services Administration, the independent U.S. federal government agency that manages real estate procurement for the federal government and federal agencies.

"In-service" refers to commercial or multifamily operating assets that are at or above 90% leased or have been operating and collecting rent for more than 12 months as of December 31, 2020.

"IRS" means the Internal Revenue Service.

"JBG" refers to The JBG Companies.

"JBG SMITH share" refers to our ownership percentage of consolidated and unconsolidated assets in real estate ventures.

"JBG Legacy Funds" refers to the legacy funds formerly organized by The JBG Companies.

"JBG SMITH" refers to JBG SMITH Properties together with its consolidated subsidiaries.

"JBG SMITH LP" refers to JBG SMITH Properties LP, our operating partnership together with its consolidated subsidiaries.

"JBG Excluded Assets" refers to the assets of the JBG Legacy Funds that were not contributed to JBG SMITH LP in the Combination.

"LIBOR" means the London Interbank Offered Rate.

"LTIP Units" refers to JBG SMITH Properties LP long-term incentive partnership units.

"Metro" is the public transportation network serving the Washington, D.C. metropolitan area operated by the Washington Metropolitan Area Transit Authority.

"Metro-served" are locations, submarkets or assets that are within walking distance of a Metro station, defined as being within 0.5 miles of an existing or planned Metro station.

"MGCL" means the Maryland General Corporation Law.

"MTA" means the Master Transaction Agreement, dated as of October 31, 2016, by and among Vornado, certain affiliates of Vornado, JBG SMITH and certain affiliates of JBG SMITH, as amended.

"NAREIT" means the National Association of Real Estate Investment Trusts.

"NAV" refers to net asset value.

"Near-term development pipeline" refers to select assets that have the potential to commence construction over the next three years, subject to receipt of full entitlements, completion of design and market conditions.

"NOI" means net operating income, a non-GAAP financial measure management uses to assess a segment's performance. The most directly comparable GAAP measure is net income (loss) attributable to common shareholders. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only property related revenue (which includes base rent, tenant reimbursements and other operating revenue, net of free rent and payments associated with assumed lease liabilities) less operating expenses and ground rent, if applicable. NOI also excludes deferred rent, related party management fees, interest expense, and certain other non-cash adjustments, including the accretion of acquired below-market leases and amortization of acquired above-market leases and below-market ground lease intangibles. Management uses NOI as a supplemental performance measure for our assets and believes it provides useful information to investors because it reflects only those revenue and expense items that are incurred at the asset level, excluding non-cash items. In addition, NOI is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. However, because NOI excludes depreciation and amortization and captures neither the changes in the value of our assets that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our assets, all of which have real economic effect and could materially impact the financial performance of our assets, the utility of NOI as a measure of the operating performance of our assets is limited. NOI presented by us may not be comparable to NOI reported by other REITs that define these measures differently. We believe that to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income (loss) attributable to common shareholders as presented in our financial statements. NOI should not be considered as an alternative to net income (loss) attributable to common shareholders as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions. "Annualized NOI" means the NOI from the specified quarterly period multiplied by four.

"NYSE" means the New York Stock Exchange.

"Non-same store" refers to all operating assets excluded from the same store pool.

"OP Units" refers to JBG SMITH LP common limited partnership units.

"Percent leased" is based on leases signed as of December 31, 2020, and is calculated as total rentable square feet less rentable square feet available for lease divided by total rentable square feet expressed as a percentage. Out-of-service square feet are excluded from this calculation.

"Percent occupied" is based on occupied rentable square feet/units as of December 31, 2020, and is calculated as: (i) for office and retail space, total rentable square feet less unoccupied square feet divided by total rentable square feet, and (ii) for multifamily space, total units less unoccupied units divided by total units, expressed as a percentage. Out-of-service square feet and units are excluded from this calculation.

"Percent pre-leased" is based on leases signed as of December 31, 2020, and is calculated as the estimated rentable square feet leased divided by estimated total rentable square feet expressed as a percentage.

"Performance-Based LTIP Units" refers to LTIP Units with performance-based vesting requirements.

"Recently delivered" refers to commercial and multifamily operating assets that are below 90% leased and have been delivered within the 12 months ended December 31, 2020.

"REIT" means real estate investment trust.

"REMIC" means a real estate mortgage investment conduit.

"Same store" refers to the pool of assets that were in-service for the entirety of both periods being compared, except for assets for which significant redevelopment, renovation, or repositioning occurred during either of the periods being compared.

"SEC" means the Securities and Exchange Commission.

"Separation" refers to the spin-off transaction on July 17, 2017 through which we received substantially all the assets and liabilities of Vornado's Washington, D.C. segment.

"Separation Agreement" refers to the Separation and Distribution Agreement.

"Signed but not yet commenced leases" means leases for assets in our portfolio that, as of December 31, 2020, have been executed but for which no rental payments had yet been charged to the tenant.

"SOFR" means the Secured Overnight Financing Rate.

"Square feet" ("SF") refers to the area that can be rented to tenants, defined as: (i) for commercial assets, rentable square footage defined in the current lease and for vacant space the rentable square footage defined in the previous lease for that space, (ii) for multifamily assets, management's estimate of approximate rentable square feet, (iii) for under-construction assets, management's estimate of approximate rentable square feet based on current design plans as of December 31, 2020, and (iv) for near-term and future development pipeline assets, management's estimate of developable gross square feet based on its current business plans with respect to real estate owned or controlled as of December 31, 2020.

"STEM" means science, technology, engineering and mathematics.

"Tax Matters Agreement" refers to an agreement with Vornado regarding tax matters.

"Time-Based LTIP Units" refers to LTIP Units with time-based vesting requirements.

"TIN" means taxpayer identification number.

"TMP" means taxable mortgage pool.

"Total annualized estimated rent" represents contractual monthly base rent before free rent, plus estimated tenant reimbursements for the month in which the lease is expected to commence, multiplied by 12.

"Tranche A-1 Term Loan" refers to the $200.0 million unsecured term loan maturing in January 2023.

"Tranche A-2 Term Loan" refers to the $200.0 million unsecured term loan maturing in July 2024.

"Transaction and other costs" include fees and expenses incurred for the relocation of our corporate headquarters, demolition costs, integration and severance costs, pursuit costs related to other completed, potential and pursued transactions, as well as other expenses.

"TRS" refers to taxable real estate investment trust subsidiaries.

"Under-construction" refers to assets that were under construction during the three months ended December 31, 2020.

"USD-LIBOR" refers to LIBOR as calculated for U.S. dollar.

"VIEs" means variable interest entities.

"Vornado" means Vornado Realty Trust, a Maryland real estate investment trust.

"WHI" means the Washington Housing Initiative which includes the third-party non-profit, Washington Housing Conservancy and the WHI Impact Pool, a debt financing vehicle which we manage on behalf of the third-party investors.

"Woodglen" refers to 11333 Woodglen Drive/NoBe II Land/Woodglen.

PART I

ITEM 1. BUSINESS

The Company

JBG SMITH, a Maryland REIT, owns and operates a portfolio of high-growth commercial and multifamily assets amenitized with ancillary retail. JBG SMITH's portfolio reflects its longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area that have high barriers to entry and vibrant urban amenities. Over half of our portfolio is in National Landing, where we serve as the exclusive developer for Amazon's new headquarters, and where Virginia Tech's new $1 billion Innovation Campus will be located. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the WHI, Amazon, the JBG Legacy Funds and other third parties. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH LP. As of December 31, 2020, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 90.5% of its OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms.

As of December 31, 2020, our Operating Portfolio consisted of 62 operating assets comprising 41 commercial assets totaling 13.0 million square feet (11.1 million square feet at our share) and 21 multifamily assets totaling 7,800 units (5,999 units at our share). Additionally, we have: (i) two under-construction assets comprising one wholly owned commercial asset totaling 274,000 square feet and one multifamily asset totaling 322 units (161 units at our share); (ii) 10 wholly owned near-term development pipeline assets totaling 5.6 million square feet of estimated potential development density; and (iii) 29 future development pipeline assets totaling 14.8 million square feet (12.0 million square feet at our share) of estimated potential development density. We present combined portfolio operating data that aggregates assets we consolidate in our financial statements and assets in which we own an interest, but do not consolidate in our financial results. For additional information regarding our assets, see Item 2 "Properties."

Certain terms used throughout this Annual Report on Form 10-K are defined under "Definitions" starting on page 3.

Our Strategy

We own and operate assets in high-growth, Metro-served submarkets in the Washington, D.C. metropolitan area, including National Landing, that have significant barriers to entry and key urban amenities and plan to grow through value-added development and acquisitions. We have significant expertise with multifamily, office and retail assets, our core asset classes. We believe that we are known for our creative deal-making and capital allocation skills and for our development and value creation expertise. In addition to our sale, recapitalization and ground lease of approximately $1.6 billion of primarily office assets since 2017, we intend to opportunistically sell at least another approximately $1.5 billion of non-core office assets and land. Recycling the proceeds from these sales will not only fund our planned extensive growth, but it will also further advance the strategic shift in the composition of our portfolio to majority multifamily.

One of our approaches to value creation uses a series of complementary disciplines through a process we call "Placemaking." Placemaking involves strategically mixing high-quality multifamily and commercial buildings with anchor, specialty and neighborhood retail in a high density, thoughtfully planned and designed public space. Through this process, we create synergies, and thus value, across those varied uses leading to unique, amenity-rich, walkable neighborhoods that are desirable and enhance tenant and investor demand. We believe our Placemaking approach will increase occupancy and rental rates in our portfolio, in particular with respect to our concentrated and extensive land and operating asset holdings in National Landing, the location of Amazon's new headquarters and the planned $1 billion Virginia Tech Innovation Campus. National Landing, situated in Northern Virginia directly across the Potomac River from Washington, D.C., is the interconnected and walkable neighborhood that encompasses Crystal City, the eastern portion of Pentagon City and the northern portion of Potomac Yard. We believe National Landing is one of the region's best-located urban mixed-use communities due to its central and easily accessible location, its adjacency to Reagan National Airport, and its large base of existing offices, apartments and hotels.

We are repositioning our holdings in National Landing by executing a broad array of Placemaking strategies, including the delivery of new multifamily and office developments, locally sourced amenity retail, and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. In keeping with our dedication to Placemaking, each new project is intended to contribute to authentic and distinct neighborhoods by creating a vibrant street environment with robust retail offerings and other amenities including improved public spaces. We have also invested in CBRS wireless spectrum in National Landing as part of our efforts to make National Landing among the first 5G-operable submarkets in the nation, as discussed below.

In November 2018, Amazon announced it had selected sites that we own in National Landing as the location of its new headquarters. We currently have leases with Amazon totaling approximately 857,000 square feet at five office buildings in National Landing. In March 2019, we executed purchase and sale agreements with Amazon for two of our National Landing development sites, Metropolitan Park and Pen Place, which will serve as the initial phase of construction associated with Amazon's new headquarters at National Landing. In January 2020, we sold Metropolitan Park to Amazon for $155.0 million and began constructing two new office buildings thereon, totaling 2.1 million square feet, inclusive of over 50,000 square feet of street-level retail with new shops and restaurants. The sale of Pen Place to Amazon for approximately $149.9 million is expected to close, subject to customary closing conditions, in 2021. We are the developer, property manager and retail leasing agent for Amazon's new headquarters at National Landing.

In connection with Amazon's new headquarters in National Landing, in February 2019 the Commonwealth of Virginia enacted an incentives bill, which provides tax incentives to Amazon to create a minimum of 25,000 new full-time jobs and potentially 37,850 full-time jobs with average annual wage targets for each calendar year, starting with $150,000 in 2019, and escalating 1.5% per year, in National Landing. Led by state and local governments, we expect more than $5.5 billion of infrastructure and education investments directly benefitting National Landing. These investments include: two new Metro entrances (Crystal Drive and Potomac Yard); a pedestrian bridge to Reagan National Airport; a new commuter rail station located between two of our Crystal Drive office assets; lowering of elevated sections of U.S. Route 1 that currently divide parts of National Landing to create better multimodal access and walkability; and funding for an innovation campus anchored by Virginia Tech. In addition to government infrastructure investments, we expect at least an additional $5.5 billion of investments, including investments by Amazon, JBG SMITH, and Virginia Tech.

Virginia Tech virtually launched in the fall of 2020 the inaugural academic year of its planned $1 billion Innovation Campus in National Landing. This expected powerful demand driver sits adjacent to approximately 1.9 million square feet of development density we own in National Landing and a new, under-construction Potomac Yard Metro station, all approximately one mile south of Amazon's new headquarters. The campus is part of a 20-acre innovation district, of which the fully entitled first phase encompasses approximately 1.7 million square feet of space, including four office towers and two residential buildings, with ground-level retail. On this campus, Virginia Tech intends to create an innovation ecosystem by co-locating academic and private sector uses to accelerate research and development spending, as well as the commercialization of technology. When the Innovation Campus is fully operational, Virginia Tech plans to annually graduate approximately 750 master students and 150 PhD students in STEM fields. The Innovation Campus is contemplated to include 675,000 square feet occupied by Virginia Tech, and construction of the fully entitled initial phase is expected to commence in 2021.

The following are key components of our strategy:

Focus on High-Growth Mixed-Use Assets in Metro-Served Submarkets in the Washington, D.C. Metropolitan Area. We intend to continue our longstanding strategy of owning and operating assets within high-growth urban-infill, Metro-served submarkets in the Washington, D.C. metropolitan area with high barriers to entry and vibrant urban amenities. These submarkets include National Landing, the Rosslyn-Ballston Corridor, and Reston in Northern Virginia; the Ballpark, U Street/Shaw, and Union Market, in the District of Columbia; and Bethesda in Maryland. These submarkets generally feature strong economic and demographic attributes, as well as superior transportation infrastructure that caters to the preferences of multifamily, office and retail tenants. We believe these positive attributes will enable our assets located in these high-growth submarkets to outperform the Washington, D.C. metropolitan area as a whole.

Grow NOI from Significant Demand Catalysts in National Landing. We believe the strong technology sector tailwinds created by Amazon, the Virginia Tech Innovation Campus, and our National Landing Smart City initiative will contribute to substantial NOI growth from our Operating Portfolio and our 7.8 million square foot development pipeline in National Landing. Over half our holdings are located in National Landing, and over 80% are located within a 20-minute commute of the submarket, where Amazon's new headquarters will house a minimum of 25,000 new full-time jobs and potentially 37,850 planned employees, and Virginia Tech's new $1 billion Innovation Campus will be located. Amazon's growth in National Landing is expected to increase the daytime population in the submarket from approximately 50,000 people today to nearly 90,000 people in the future, representing dramatic growth of about 70%, according to estimates from Amazon and the National Landing Business Improvement District.

We believe our investment in next-generation connectivity infrastructure such as dense, redundant, and secure fiber networks, data center access, and world-class 5G connectivity, will be a key advantage in continuing to attract companies to National Landing. In September 2020, we took our first step in implementing that strategy by investing $25.3 million to secure access to multiple blocks for between 30 and 40 megahertz of licensed CBRS wireless spectrum to support 5G broadband communications for the geographic license areas stretching across National Landing. In addition to other investments that we are making in the submarket, we believe this investment in CBRS spectrum will allow us to control the process of attracting and partnering with best-in-class service providers, making National Landing among the first 5G-operable submarkets in the nation. It will also provide us with valuable tenant inducement tools, such as the ability to offer ubiquitous and redundant fiber connectivity and 5G private cellular networks. These features are increasingly important to technology companies, especially innovators in cybersecurity, internet of things, artificial intelligence and cloud computing.

Drive Incremental Growth Through Lease-up and Stabilization of Our Operating Assets. While COVID-19 has negatively impacted our operating results, we expect many of the affected income streams will respond favorably to a recovery in demand as the pandemic abates. During the fourth quarter of 2020, we believe the impact of COVID-19 reduced our NOI by $15.1 million, comprising $3.7 million of reserves and rent deferrals for office and retail tenants, a $5.8 million decline in NOI in our same store multifamily assets, a $3.9 million decline in parking revenue, and a $1.7 million decline in NOI from the Crystal City Marriott.

In addition to the expected recovery from COVID-19, we believe that, given our leasing capabilities and the tenant demand for high-quality space in our submarkets, we are well-positioned to achieve significant internal growth from the lease-up of vacant space in our in-service Operating Portfolio. As of December 31, 2020, we had 39 in-service operating commercial assets totaling 12.4 million square feet (10.7 million square feet at our share), which were 88.2% leased at our share, resulting in 1.3 million square feet available for lease. As of December 31, 2020, we had 18 in-service multifamily assets totaling 7,111 units (5,327 units at our share), which were 91.3% leased at our share. Further, we expect increases in property rental revenue from: (i) the commencement of signed but not yet commenced leases ($33.0 million total annualized estimated rent as of December 31, 2020) and (ii) contractual rent escalators in our non-GSA office and retail leases, which are based on increases in the Consumer Price Index or a fixed percentage.

Deliver Our Under-Construction Assets and Stabilize Our Recently Delivered Assets. As of December 31, 2020, we expected to make an estimated incremental investment of $18.9 million at our share to two under-construction assets: (i) 1770 Crystal Drive, a commercial asset with 273,897 square feet located in National Landing and completed in the fourth quarter of 2020, the office portion of which is 100.0% leased to Amazon, and (ii) 7900 Wisconsin Avenue, a multifamily asset with 322 units (161 units at our share) in Bethesda owned by an unconsolidated real estate venture in which we own a 50.0% interest. Since the fourth quarter of 2019, we completed construction and placed into service three multifamily assets with 689 units (672 units at our share) and two commercial assets with 569,399 square feet (448,333 square feet at our share). As of December 31, 2020, the multifamily assets were 46.2% leased and the office assets were 85.4% leased.

Construct or Monetize Our Significant Development Pipeline. We expect to create value from our significant pipeline of ground-up development opportunities, which we expect will produce favorable risk-adjusted returns on invested capital. We divide our 18.3 million (15.6 million at our share) square foot land portfolio into our near-term development pipeline and our future development pipeline, the latter of which comprises potentially longer-term opportunities. The development pipeline excludes the 2.1 million square feet of land (Pen Place) held for sale to Amazon, which we expect to close in 2021, and exchange into an income-producing multifamily asset.

As of December 31, 2020, our near-term development pipeline consists of 10 wholly owned assets, and we estimate that it can support over 5.6 million square feet of estimated potential development density, 75% of which are multifamily projects located in high-growth submarkets of National Landing, the Ballpark, and Union Market/NoMa/H Street. We

expect five of these multifamily projects to deliver approximately 3,100 units within a half mile of Amazon's new headquarters, including approximately 800 units at 1900 Crystal Drive. We intend to invest in multifamily development as market demand evolves, matching delivery dates with Amazon's expected job growth in National Landing, and new office development subject to preleasing. While these opportunities have the potential to commence construction over the next 36 months, subject to receipt of full entitlements, completion of design and market conditions, these potential investment opportunities will be subject to our rigorous return requirements and our ability to maintain prudent leverage and liquidity levels.

As of December 31, 2020, our future development pipeline consisted of 29 assets, and we estimate it can support over 14.8 million square feet (12.0 million square feet at our share), including the approximately 2.1 million square feet under contract for sale to Amazon, of estimated potential development density, with 94.9% of this potential development density being Metro-served. The estimated potential development densities and uses reflect our current business plans as of December 31, 2020 and are subject to change based on market conditions.

In addition to developing select assets in these pipelines, we will consider opportunities to unlock value through opportunistic asset sales, ground leases and recapitalizations.

Actively Allocate our Capital and Reposition Our Portfolio to Majority Multifamily. A fundamental component of our strategy to maximizing long-term NAV per share is active capital allocation. We evaluate development, acquisition, disposition, share repurchase and other investment decisions based on how they may impact long-term NAV per share. Since our inception, we have completed the sale, recapitalization and ground lease of $1.6 billion of primarily office assets, and we intend to opportunistically sell at least another $1.5 billion of non-core office assets and land. Redeploying the proceeds from these sales will not only help fund our planned growth, but it will also further advance the strategic shift of our portfolio to majority multifamily. When we see elevated asset pricing, potential excess supply, and/or limited prospects for future growth, we will likely sell those assets. We are currently targeting dispositions primarily of office assets in submarkets where we have less concentration and where we anticipate lower growth rates going forward relative to other opportunities within our portfolio. We are also focused on opportunities to turn land assets into income streams or retained capital.

We expect near-term acquisition activity to be focused on assets with redevelopment potential in emerging growth neighborhoods, as well as assets adjacent to our existing holdings where the combination of sites can add unique value to any new investment with a focus on multifamily given our long-term objective of growing our portfolio to majority multifamily. Where there are opportunities to trade out of higher risk assets with extensive capital needs or those outside of our geographic footprint, we will consider like-kind exchanges under Section 1031 of the Code. Subject to customary closing conditions, we expect to close the sale of Pen Place to Amazon in 2021 for approximately $149.9 million, and we intend to invest the proceeds from the sale into a like-kind exchange acquisition of a multifamily asset.

Third-Party Services Business

Our third-party asset management and real estate services business provides fee-based real estate services to the WHI, Amazon, the JBG Legacy Funds and other third parties. The WHI pursues a transformational approach to producing affordable workforce housing and creating sustainable, mixed-income communities in the Washington, D.C. region. Although a significant portion of the assets and interests in assets formerly owned by certain of the JBG Legacy Funds were contributed to us in the Combination, the JBG Legacy Funds retained certain assets that were not consistent with our long-term business strategy. With respect to the remaining investments of the JBG Legacy Funds, we provide substantially the same asset management, property management, development, construction management, leasing and other services that were provided prior to the Combination. Other than those related to the WHI, we do not intend to raise any future investment funds, and we expect to continue to earn fees for the management of the JBG Legacy Funds until their investments are liquidated. Certain individual members of our management team own direct equity co-investment and promote interests in the JBG Legacy Funds and certain of the funds' investments that were not contributed to us. These economic interests will be eliminated as the JBG Legacy Funds are wound down over time.

We believe that the fees we earn in connection with providing these services enhance our overall returns, provide additional scale and efficiency in our operating, development and acquisition businesses and absorb a portion of the overhead and other administrative costs of our platform. This scale provides competitive advantages, including market knowledge, buying power and operating efficiencies across all product types. We also believe that our existing relationships arising out of our third-party asset management and real estate services business will continue to provide potential access to capital and new investment opportunities.

Competition

The commercial real estate markets in which we operate are highly competitive. We compete with numerous acquirers, developers, owners and operators of commercial real estate including other REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships and individual investors, many of which own or may seek to acquire or develop assets similar to ours in the same markets in which our assets are located. These competitors may have greater financial resources or access to capital than we do or be willing to acquire assets in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue. Leasing is a major component of our business and is highly competitive. The principal means of competition in leasing are lease terms (including rent charged and tenant improvement allowances), location, services provided and the nature and condition of the asset to be leased. If our competitors offer space at rental rates below current market rates, below the rental rates we currently charge our tenants, in better locations within our markets, in higher quality assets or offer better services, we may lose existing and potential tenants and we may be pressured to reduce our rental rates below those we currently charge to retain tenants when our tenants' leases expire.

Segment Data

We operate in the following business segments: commercial, multifamily and third-party asset management and real estate services. Financial information related to these business segments for each of the three years in the period ended December 31, 2020 is set forth in Note 19 to the financial statements.

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

We also participate in the activities conducted by our subsidiary entities that have elected to be treated as TRSs under the Code. As such, we are subject to federal, state, and local taxes on the income from these activities. For additional information regarding our REIT status, see Item 9B "Other Information."

Significant Tenants

Only the U.S. federal government accounted for 10% or more of our rental revenue, which consists of property rental and other property revenue, as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Rental revenue from the U.S. federal government	$84,086	$86,644	$94,822
Percentage of commercial segment rental revenue	23.4%	21.2%	22.0%
Percentage of total rental revenue	17.8%	16.7%	17.6%

Sustainable Business Strategy

Our business values integrate environmental sustainability, social responsibility and strong governance practices throughout our organization, which include the design and construction of our new developments and the operation of our existing buildings. We believe that by understanding the social and environmental impacts of our business, we are better able to protect asset value, reduce risk and advance initiatives that result in positive social and environmental outcomes creating shared value. Our business model prioritizes maximizing long-term NAV per share. By investing in urban infill and transit-oriented development and strategically mixing high-quality multifamily and commercial buildings with public areas, retail spaces, and walkable streets, we are working to define neighborhoods that deliver benefits to the environment and our community, as well as long-term value to our shareholders.

We remain committed to transparent reporting of ESG financial and non-financial indicators. We intend to continue publishing an annual ESG report that is aligned with the Global Reporting Initiative reporting framework, Sustainable Development Goals, Sustainability Accounting Standards Board standards and recommendations set forth by the Task Force on Climate-related Financial Disclosures. Additionally, we have developed a strategic plan that progresses toward a carbon neutral portfolio over a ten-year horizon. More detailed sustainability information, including our strategy, key performance targets and indicators, annual absolute and like-for-like comparisons, achievements and historical ESG reports are available on our website at https://www.JBGSMITH.com/About/Sustainability. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

We focus on operating efficiency, responding to evolving environmental and social trends, and delivering on the needs of our tenants and communities. We have demonstrated the results of this focus by:

●	Achieving a 5-star rating in the Global Real Estate Sustainability Benchmark Real Estate Assessment and being recognized as a 2020 Global Sector Leader - Diversified - Office/Residential Sector
●	Maintaining oversight of environmental and social matters by the Board of Trustees' Corporate Governance & Nominating Committee
●	Surpassing $114 million in investor commitments to the JBG SMITH-managed WHI Impact Pool, which raises funds from third parties and, through year end 2020, closed $21.8 million in loans related to the non-profit Washington Housing Conservancy’s purchase of residential communities that contain 1,151 units. We launched the WHI in 2018 in partnership with the Federal City Council to preserve or build between 2,000 and 3,000 units of affordable workforce housing in the Washington, D.C. region.

Our ESG team works directly with our business units to integrate our ESG principles throughout our operations and investment process. The team is responsible for annual ESG reporting, maintaining building certifications, ESG improvement programs and implementation and coordinating with industry and community partners.

To ensure that our ESG principles are fully integrated into our business practices, Steering Committees, including members of our management team, provide top-down support for the implementation of ESG initiatives. The ESG team provides our Board of Trustees' Corporate Governance & Nominating Committee with periodic updates on ESG strategy.

Energy and Water Management

We believe that the efficient use of natural resources will result in sustainable long-term value. We have committed to: reduce energy consumption 25%, predicted energy consumption 25%, water consumption 20%, embodied carbon 20%, and greenhouse gas emissions (scope one and two) 25%; increase waste diversion to 60%, and verify all assets across our operating portfolio and development pipeline by 2030. In addition to our 2030 targets, we have a legacy commitment to improve the energy efficiency of our commercial Operating Portfolio by at least 20% over the 10-year period ending in 2024 through the Department of Energy Better Buildings Challenge. We have improved energy performance by an average of approximately 3.0% each year since 2014, which is a cumulative improvement of 15%, and are on track to meet or exceed the improvement goal by 2024. We achieve this improvement through real time energy use monitoring. We plan to report progress on these commitments annually in our ESG report.

We use green building certifications as a verification tool across our portfolio. These certifications demonstrate our commitment to sustainable design and performance. At a minimum we strive to benchmark our assets to help inform capital improvement projects. As of December 31, 2020:

●	69% of all operating assets, based on square footage, have earned at least one green certification:
o	6.7 million square feet of LEED Certified Commercial Space (61%)
o	2.0 million square feet of LEED Certified Multifamily Space (40%)
o	4.1 million square feet of ENERGY STAR Certified Commercial Space (37%)
o	1.8 million square feet of ENERGY STAR Certified Multifamily Space (37%)
●	97% of our operational assets' energy and water use are benchmarked

Our long-term strategy to reduce energy and water consumption includes operational and capital improvements that align with our business plan and contribute to our sustainability targets. Asset teams review historical performance, conduct energy audits and regularly assess opportunities to achieve efficiency targets. Capital investment planning considers the useful life of equipment, energy and water efficiency, occupant health impacts and maintenance requirements.

Our development strategy focuses on reducing predicted energy and water consumption and embodied carbon, contributing to our sustainability targets. Development teams use energy, water, and embodied carbon modeling to inform design decisions that best fit each individual building program, adapt to identified climate change conditions for our region, and promote healthy buildings.

Tenant Sustainability Impacts

Customer service is an integral component of real estate management. Our mission includes creating a unique experience at all our properties where our tenants' needs are our highest priority. We believe in sustainability as a service — by integrating efficiency and conservation into standard operating practices, we engage on topics that are most impactful to our tenants and residents. We are committed to providing a healthy living and working environment for building occupants. We accomplish this goal through monitoring and improving indoor air quality, eliminating toxic chemicals, providing access to nature and daylight, nutritious fresh foods in our common areas and fitness.

We are a Green Lease Leader established by the Institute for Market Transformation and the U.S. Department of Energy's Better Buildings Alliance. Green Lease Leaders recognizes companies who use the leasing process to achieve better collaboration between landlords and tenants with the goal of reducing building energy consumption and operating costs. Our standard lease contains a cost recovery clause for resource efficiency-related capital improvements and requires tenants to provide data for measuring, managing, and reporting sustainability performance. This language is included in 100% of our new leases and renewals.

Climate Change Adaptation

We take seriously climate change and the risks associated with climate change, and we are committed to aligning our investment strategy with science. We stand with our communities, tenants, and shareholders in supporting meaningful solutions that address this global challenge. To develop a more informed view of future climate conditions and further our understanding of the direct physical risks to our properties, we have conducted a climate risk assessment, which includes our operating assets and land holdings in our development pipeline. Management intends to use the results of this assessment to inform our asset management planning and design of our new developments.

Social Responsibility

We believe the economic strength of our region is central to sustaining the long-term value of our portfolio. We are committed to the economic development of the Washington D.C. metropolitan region through continued investment in our projects and local communities. We recognize, however, that new development can foster challenging growth dynamics, with issues of social equity at the forefront. We strive to work alongside community members, leaders, and local and federal governments to appropriately respond to these challenges. The most recent example of our efforts is the WHI, which we launched in 2018 in partnership with the Federal City Council.

The WHI is a transformational market-driven approach to producing affordable workforce housing and creating sustainable, mixed-income communities. The WHI is a scalable, market-driven model funded by a unique relationship between philanthropy and private investment. As of December 31, 2020, we have committed to invest $11.2 million in the WHI Impact Pool, and our Executive Vice President of Social Impact Investing manages this effort. The WHI's Impact Pool has completed closings of capital commitments totaling $114.4 million, and closed $21.8 million in loans related to the non-profit Washington Housing Conservancy’s purchase of residential communities that contain 1,151 units. The initiatives' goals include:

●	Preserving or building between 2,000 and 3,000 units of affordable workforce housing in the Washington, D.C. region; and
●	Delivering triple bottom line results consisting of environmental and social objectives in addition to financial returns.

We recognize that diversity in our workforce brings valuable perspectives, views and ideas to our organization. We pride ourselves on our strong, collaborative culture, and we strive to create an inclusive and healthy work environment for our employees, which helps us continue to attract innovators to our organization. Our workforce comprises 38% females and 56% minorities, and our senior leadership has 41% female representation. Our Board of Trustees currently comprises 27% females which will increase to 33.3% when Phyllis Caldwell joins our Board effective March 1, 2021. Our Board of Trustees has made a long-term commitment to evolve in a direction that reflects the strength and diversity of our national labor force and establish an equal balance between men and women and one that reflects the diversity of our country.

To learn more about our ESG initiatives and performance, please visit https://www.JBGSMITH.com/About/Sustainability and download our ESG Report. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Regulatory Matters

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of our assets, we may be potentially liable for such costs. The operations of current and former tenants at our assets have involved, or may have involved, the use of hazardous materials or generated hazardous wastes. The release of such hazardous materials and wastes could result in us incurring liabilities to remediate any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may (i) expose us to third-party liability (e.g., for cleanup costs, natural resource damages, bodily injury or property damage), (ii) subject our properties to liens in favor of the government for damages and costs the government incurs in connection with the contamination, (iii) impose restrictions on the manner in which a property may be used or businesses may be operated, or (iv) materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. In addition, our assets are exposed to the risk of contamination originating from other sources. While a property owner may not be responsible for remediating contamination that has migrated onsite from an identifiable and viable offsite source, the contaminant's presence can have adverse effects on operations and the redevelopment of our assets. To the extent we send contaminated materials to other locations for treatment or disposal, we may be liable for the cleanup of those sites if they become contaminated.

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

Affordable Housing and Tenant Protection Regulations

Certain states and municipalities have adopted laws and regulations imposing restrictions on the timing or amount of rent increases and other tenant protections. As of December 31, 2020, approximately 7% of the multifamily units in our Operating Portfolio were designated as affordable housing. In addition, Washington, D.C. and Montgomery County, Maryland have laws that require, in certain circumstances, an owner of a multifamily rental property to allow tenant organizations the option to purchase the building at a market price if the owner attempts to sell the property. We expect to continue operating and acquiring assets in areas that either are subject to these types of laws or regulations or where such laws or regulations may be enacted in the future. Such laws and regulations limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of assets in certain circumstances.

The Americans with Disabilities Act and other Federal, State and Local Regulations

The ADA generally requires that public buildings, including our assets, meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants and/or legal fees to their counsel. If, under the ADA, we are required to make substantial alterations and capital expenditures in one or more of our assets, including the removal of access barriers, it could have a material adverse effect on us.

Additionally, our assets are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.

Regulation Related to Government Tenants

As discussed above, the U.S. federal government is a significant tenant. Lease agreements with federal government agencies contain provisions required by federal law, which require, among other things, that the lessor of the property agree to comply with certain rules and regulations, including rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data, and certain provisions intending to assist small businesses. We directly manage assets with federal government agency tenants, which subjects us to additional risks associated with compliance with applicable federal rules and regulations. In addition, there are additional requirements relating to the potential application of equal opportunity provisions and related requirements to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether these requirements apply to a company that is affiliated with the actual government contractor (the legal entity that is the lessor under a lease with a federal government agency) include whether such company and the government contractor are under common ownership, have common management, and are under common control. We own the entity that is the government contractor and the property manager, increasing the risk that requirements of the Employment Standards Administration's Office of Federal Contract Compliance Programs and requirements to prepare affirmative action plans pursuant to the applicable executive order may be determined to be applicable to us. Compliance with these regulations is costly and any increase in regulation could increase our costs, which could have a material adverse effect on us.

Human Capital

Our headquarters are located at 4747 Bethesda Avenue, Suite 200, Bethesda, MD 20814. As of December 31, 2020, we had 1,050 employees.

We believe that our talent is our competitive advantage. To that end, we focus on talent development and succession planning, pay-for-performance and diversity and inclusion.

We use talent management practices in the broadest sense to create a holistic, engaging work experience for our employees. The upshot of these practices includes accolades such as placing third on The Washington Post's list of Great Places to Work for large employers. The sentiments that led to this award were reiterated by our employees throughout the year in the frequent pulse surveys conducted to ensure we were supporting our population during the pandemic. Commensurate with our high levels of engagement, we also saw a decline in turnover for the second consecutive year. Given our continued desire to remain an employer of choice, we continue to monitor the effectiveness of our engagement and the engagement survey we launched in January 2021 reflected positive results and higher levels of engagement than previous such surveys.

A key to engagement for us is ensuring we are prioritizing our employees' needs and creating a workplace experience where employees thrive. We are proud of what we offer in the area of talent management and the investment we are making in our employee population – especially in a year where many companies were not able to do the same due to COVID-19.

2020 also marked a transformative year in our corporate diversity and inclusion effort, as we continued to execute our comprehensive, multi-year strategy. With an ongoing focus on our five strategic pillars – (i) workforce and talent, (ii) workplace culture, (iii) business integration, (iv) industry and branding and (v) metrics and accountability – we have made notable progress in our journey to cultural and behavioral change.

From developing a multifaceted D&I communications strategy to launching our JBG SMITH Inclusion Community, our commitment to D&I was a priority throughout 2020. To help build D&I competency throughout the organization, our executive team and senior leaders took part in D&I training and  participated in related sessions focused on educating and raising awareness. In response to the external climate, specifically the well-publicized instances of racial injustice that took center stage in 2020, we created platforms for our employees to have a voice and engage in important dialogue. Through the launch of our JBG SMITH D&I Employee Roundtable Series, which included over 100 people, to various facilitated team discussions, we created opportunities to leverage the collective voices of our employees and impact real change.

We also focused on embedding D&I even further into our business, with a focus on implementing more inclusive and equitable systems, practices and processes. We assessed our talent and recruitment function to establish more inclusive, equitable processes and practices. From being intentional about how and where we recruit diverse talent, to ensuring diverse candidate slates for all open positions, the changes implemented resulted in our 2020 internship class being 54% diverse, with 30% of our interns coming from new partnerships with diverse colleges, universities and professional organizations.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge through our website (https://www.JBGSMITH.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Also available on our website are copies of our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating

Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website. Copies of these documents are also available directly from us free of charge. Our website also includes other financial information, including certain financial measures not in compliance with GAAP, none of which is a part of this Annual Report on Form 10-K. Copies of our filings under the Exchange Act are also available free of charge from us, upon request.

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

Risks Related to COVID-19

COVID-19 has significantly impacted and disrupted our business, is expected to continue to significantly impact and cause disruption to, our business, financial performance and condition, operating results and cash flows, and such impacts and disruptions could have a material adverse effect on us. Future outbreaks of highly infectious or contagious diseases or other public health crises could have adverse effects on our business.

Since late February 2020, we have experienced additional cleaning and sanitation costs, reduced revenue from commercial parking, failures by some of our residential and commercial and many of our retail tenants to pay rent, combined with the inability to pursue our rights against many of those tenants due to governmental suspensions of evictions and late fees. Additional factors that could negatively impact our ability to successfully operate during or following COVID-19 or another pandemic, or that have otherwise significantly adversely impacted and disrupted our business, financial performance and condition, operating results and cash flows, or otherwise adversely impact our shareholders and may continue to do so include:

●	Property rental income, our primary source of operating cash flow, depends on occupancy levels and rental rates, as well as our tenants' ability and willingness to pay rent, and our ability to continue to collect rents, on a timely basis or at all, without reductions or other concessions, in our commercial and multifamily properties. For the three months ended December 31, 2020, 1.5% on a consolidated basis and 1.4% at our share of our commercial office tenants, 1.4% on a consolidated basis and 1.3% at our share of our multifamily tenants, and 25.7% of our retail tenants on a consolidated basis and 27.4% at our share had not yet paid their rent for the months of October through December 2020. Our rent collections for January 2021 kept pace with our fourth quarter of 2020 rent collections;
●	During the fourth quarter of 2020, we believe the impact of COVID-19 reduced our NOI by $15.1 million, comprising $3.7 million of reserves and rent deferrals for office and retail tenants, a $5.8 million decline in NOI in our same store multifamily assets, a $3.9 million decline in parking revenue, and a $1.7 million decline in NOI from the Crystal City Marriott. The decreased income from the Crystal City Marriott hotel in National Landing was due to its temporary closure and lower occupancy. The hotel closed in late-March 2020 and reopened in mid-June 2020. NOI from this asset decreased $3.8 million for the year ended December 31, 2020 compared to 2019.
●	We have experienced and continue to experience decreased property rental revenue due to deferral of rent for tenants that were placed on the cash basis of accounting and increases in uncollectable operating lease receivables. Property rental income may be reduced or eliminated due to delays in enforcing our rights as landlord, including the inability to evict tenants that fail to pay rent, new federal and state governmental regulations related to the pandemic or otherwise. As a result, we may incur substantial costs in protecting our investments, and we can provide no assurances that such efforts will be successful;
●	Demand for office space in the Washington, D.C. metropolitan area and nationwide has declined and is likely to continue to decline due to the current economic downturn, bankruptcies, downsizing, layoffs, government regulations and restrictions on travel and permitted businesses operations that may be extended in duration and become recurring, increased usage of teleworking arrangements and cost cutting resulting from the pandemic, which could lead to lower office occupancy (as of December 31, 2020, approximately 9.6% of our commercial and retail leases at our share, based on square footage, were scheduled to expire in 2021 or had month-to-month terms);
●	A component of "Third-party real estate services, including reimbursements," the metric we use to measure and evaluate the performance of our third-party asset management and real estate services business operating segment, may decline if we do not receive reimbursement revenue, which represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects. Reimbursement revenue decreased in the second and third quarters and may continue to decline where third-party clients cannot or do not reimburse us for such expenses, resulting in us incurring these costs in "General and administrative: third-party real estate services," but not being reimbursed for them, which could have a material adverse effect on this operating segment ("General and administrative: third-party real estate services expense" was $114.8 million and $113.5 million for years ended December 31, 2020 and 2019, and "Reimbursement revenue" was nearly half of total revenue of our third-party asset management and real estate services business –$56.7 million of $113.9 million for the year ended December 31, 2020, and $55.4 million of $120.9 million, for the year ended December 31, 2019);
●	The potential deterioration of the appeal of our Placemaking model of amenity-rich, walkable Metro-served neighborhoods. Our Placemaking strategies include the delivery of new multifamily and office developments, locally sourced amenity retail and thoughtful improvements to streetscapes, sidewalks, parks and other outdoor gathering spaces. COVID-19 may change how people think about work and residential spaces, as well as the appeal of public transportation, which could have a material adverse effect on our Placemaking model;
●	Demand for retail space in our submarkets may continue to decrease as most of our retail tenants continue to experience diminished revenue and loss of cash flow due to government regulations and restrictions on travel and permitted businesses operations, reduced or eliminated foot traffic and economic uncertainty. Furthermore, our Placemaking model depends in significant part on a retail component, which frequently involves retail assets embedded in or adjacent to our multifamily and/or office assets. Temporary store closures and government mandated physical distancing requirements are significantly affecting our retail tenants' ability to generate sales and have caused many retailers to, among other things, permanently close stores, decrease the size of new or existing stores, ask for concessions from us or go bankrupt;
●	Our under-construction assets may take longer to reach completion, and assets that were recently moved from under-construction assets to operating assets totaling approximately 569,399 square feet (448,333 square feet at our share) and 689 units (672 units at our share) in the aggregate as of December 31, 2020 may take longer to stabilize and contribute to NOI;
●	The inability to renew leases, lease vacant space or re-let space as leases expire, or a decline in rental rates on new leases due to a deterioration in the economy and market conditions due to the pandemic. We are experiencing and expect to continue to experience depressed near-term leasing activity in both our commercial and multifamily portfolios, including the delay in the lease-up of our recently delivered multifamily assets;
●	A delay or reversal of the anticipated growth in our NOI;
●	The scaling back or delay of a significant amount of planned discretionary capital expenditures for 2020 and 2021, including planned renovation projects, which could adversely affect the value of our properties;
●	We have experienced and may continue to experience supply chain and/or labor delays and disruptions as a result of new job site procedures or for other reasons, such as insufficient construction personnel, delays in advancing entitlements, or the inability to obtain necessary permits; this could result in construction or development costs for our projects exceeding original estimates;
●	Our cash flow from operations may be materially reduced if our tenants fail to pay rent, a risk heightened by COVID-19, and as a result, we may be unable to satisfy our covenants or maintain the required financial ratios under our debt agreements. Failure to comply with our covenants could cause a default under one of our debt instruments, which may require us to repay such debt with capital from other sources or give possession of a property to the lender; and
●	The extent and duration of COVID-19-related restrictions on travel and the types of businesses that may continue to operate will affect estimates used in the preparation of the underlying cash flows used in assessing our long-lived assets for impairment and the assessment of the collectability of receivables from tenants, including deferred rent receivables, due to the effects of COVID-19 on their financial position. We have made what we believe to be appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent these estimates differ from actual results, our consolidated financial statements may be materially affected. Furthermore, we recorded an impairment loss of $6.5 million during 2020 as we determined that our investment in our former unconsolidated real estate venture that owns The Marriott Wardman Park hotel was impaired due to a decline in the fair value of the underlying asset due to its closure from the effects of COVID-19, and we could incur further impairment losses on our properties.

The significance, extent and duration of the impact of COVID-19 on our business remains largely uncertain and dependent on near-term and future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the speed of the vaccine roll-out, effectiveness and willingness of people to take COVID-19 vaccines, the duration of associated immunity and their efficacy against emerging variants of COVID-19, the extent and effectiveness of other containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate, once the current containment measures are lifted and whether the residential market in the Washington, D.C. region and any of our properties will be materially impacted by the moratoriums on residential evictions, among others.

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

Risks Related to Our Business and Operations

Our portfolio of assets is geographically concentrated in the Washington, D.C. metropolitan area and submarkets therein, and particularly concentrated in National Landing, which makes us susceptible to adverse economic and other conditions such that an economic downturn affecting this area could have a material adverse effect on us.

We are particularly susceptible to adverse economic or other conditions in the Washington D.C. metropolitan market (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, actual or anticipated federal government shutdowns, uncertainties related to federal elections, relocations of businesses, increases in real estate and other taxes, and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters (including earthquakes, floods, storms and hurricanes), potentially adverse effects of climate change and other disruptions that occur in this market (such as terrorist activity or threats of terrorist activity and other events), any of which may have a greater impact on the value of our assets or on our operating results than if we owned a more geographically diverse portfolio. Terrorist attacks in the Washington, D.C. metropolitan area could directly or indirectly damage our assets, both physically and financially, or cause losses that materially exceed our insurance coverage. Properties that are occupied by federal government tenants may be more likely to be the target of a future attack. Moreover, the same risks that apply to the Washington, D.C. metropolitan area as a whole also apply to the individual submarkets where our assets are located. National Landing makes up more than half of our portfolio based on square footage at our share. Portions of our markets, including National Landing, have underperformed other markets in the region with respect to rent growth and occupancy. Any adverse economic or other conditions in the Washington, D.C. metropolitan area, our submarkets, especially National Landing, or any decrease in demand for office, multifamily or retail assets could have a material adverse effect on us.

Our assets and the property development market in the Washington, D.C. metropolitan area are dependent on a metropolitan economy that is heavily reliant on federal government spending, and any actual or anticipated curtailment of such spending could have a material adverse effect on us.

Any curtailment of federal government spending, whether due to a change of presidential administration or control of Congress, federal government sequestrations, furloughs or shutdowns, a slowdown of the U.S. and/or global economy or other factors, could have an adverse impact on real estate values and property development in the Washington, D.C. metropolitan area, on demand and willingness to enter into long-term contracts for office space by the federal government and companies dependent upon the federal government, as well as on occupancy rates and annualized rents of multifamily and retail assets by occupants or patrons whose employment is by or related to the federal government. These curtailments in federal spending or changes in federal leasing policy could occur in the future, which could have a material adverse effect on us.

If Amazon invests less than the announced amounts in National Landing or makes such investment over a longer period, our ability to achieve the benefits associated with Amazon's headquarters in National Landing could be adversely affected, which could have a material adverse effect on us and the market price of our common shares. Furthermore, National Landing could fail to achieve the anticipated collateral financial effect associated with Amazon's headquarters, which could have a material adverse effect on us and the market price of our common shares.

The benefits of Amazon's new headquarters locating in National Landing that might accrue to us may be less than we, financial or industry analysts or investors anticipate. For example, if Amazon invests less than the announced amounts in National Landing or makes such investment over a longer period than anticipated, or if its business prospects decline, our ability to achieve the benefits associated with Amazon's headquarters location in National Landing could be adversely affected. Furthermore, Amazon's headquarters location in National Landing may not have the anticipated collateral financial effect. If we do not achieve the perceived benefits of such location as rapidly or to the extent anticipated by us, financial or industry analysts or investors, we and potentially the market price of our common shares could be adversely affected. Amazon also currently leases a significant amount of office space from us, all or a substantial portion of which it may vacate following completion of the office buildings it is currently developing on land purchased from us in National Landing. If we are unable to re-lease that space at market rents, it could have a material adverse effect on us and the market price of our common shares. Additionally, if the Virginia Tech Innovation Campus reduces its contemplated size or does not have the anticipated collateral financial effect, it could have a material adverse effect on us.

We derive a significant portion of our revenue from U.S. federal government tenants and we may face additional risks and costs associated with directly managing assets occupied by government tenants.

For the year ended December 31, 2020, approximately 23.4% of the rental revenue from our commercial segment was generated by rentals to federal government tenants, and federal government tenants historically have been a significant source of new leasing for us. For the year ended December 31, 2020, GSA was our largest single tenant, with 61 leases comprising 20.4% of total annualized rent at our share. The occurrence of events that have a negative impact on the demand for federal government office space, such as a decrease in federal government payrolls or a change in policy that prevents governmental tenants from renting our office space, would have a much larger adverse effect on our revenue than a corresponding occurrence affecting other categories of tenants. If demand for federal government office space were to decline, it would be more difficult for us to lease our buildings and could reduce overall market demand and corresponding rental rates, all of which could have a material adverse effect on us. Lease agreements with these federal government agencies contain provisions required by federal law, which require, among other things, that the lessor of the property agree to comply with certain rules and regulations, including rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data, and certain provisions intending to assist small businesses. We directly manage assets with federal government agency tenants, which subjects us to additional risks associated with compliance with applicable federal rules and regulations. In addition, there are additional requirements relating to the potential application of equal opportunity provisions and related requirements to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether these requirements apply to a company that is affiliated with the actual government contractor (the legal entity that is the lessor under a lease with a federal government agency) include whether such company and the government contractor are under common ownership, have common management, and are under common control. We own the entity that is the government contractor and the property manager, increasing the risk that requirements of the Employment Standards Administration's Office of Federal Contract Compliance Programs and requirements to prepare affirmative action plans pursuant to the applicable executive order may be determined to be applicable to us. Compliance with these regulations is costly and any increase in regulation could increase our costs, which could have a material adverse effect on us.

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

Real estate development and redevelopment activities are a critical element of our business strategy, and we expect to engage in such activities with respect to several of our properties and with properties that we may acquire in the future. To the extent that we do so, we will be subject to risks, including, without limitation:

●	construction or redevelopment costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or unprofitable;

●	time required to complete the construction or redevelopment of a project or to lease-up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;
●	contractor, subcontractor and supplier disputes, strikes, labor disputes, weather conditions or supply disruptions;
●	failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all;
●	delays with respect to obtaining, or the inability to obtain, necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws;
●	occupancy rates and rents of a completed project may not be sufficient to make the project profitable;
●	incurrence of design, permitting and other development costs for opportunities that we ultimately abandon;
●	the ability of prospective real estate venture partners or buyers of our properties to obtain financing; and
●	the availability and pricing of financing to fund our development activities on favorable terms or at all.

These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent the initiation or the completion of development or redevelopment activities, any of which could have a material adverse effect on us.

Partnership or real estate venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on partners' or co-venturers' financial condition and disputes between us and our partners or co-venturers, which could have a material adverse effect on us.

As of December 31, 2020, approximately 11.6% of our assets measured by total square feet at our share were held through real estate ventures, and we expect to co-invest in the future with other third parties through partnerships, real estate ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, real estate venture or other entity. In particular, we may use real estate ventures as a significant source of equity capital to fund our development strategy. Consequently, with respect to any such third-party arrangement, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, real estate venture or other entity, or structure of ownership and may, under certain circumstances, be exposed to risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions, and we may be forced to make contributions to maintain the value of the property. Partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take action or withhold consent contrary to our policies or objectives. In some instances, partners or co-venturers may have competing interests in our markets that could create conflict of interest issues. These investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or real estate venture. We and our respective partners or co-venturers may each have the right to trigger a buy-sell right or forced sale arrangement, which could cause us to sell our interest, or acquire our partners' or co-venturers' interest, or to sell the underlying asset, either on unfavorable terms or at a time when we otherwise would not have initiated such a transaction. In addition, a sale or transfer by us to a third party of our interests in the partnership or real estate venture may be subject to consent rights or rights of first refusal in favor of our partners or co-venturers, which would in each case restrict our ability to dispose of our interest in the partnership or real estate venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if the entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in that entity, including by contributing our interest to a subsidiary of ours that is subject to corporate level income tax. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting assets owned by the partnership or real estate venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our real estate ventures may be subject to debt, and the refinancing of such debt may require equity capital calls. Furthermore, any cash distributions from real estate ventures will be subject to the operating agreements of the real estate ventures, which may limit distributions, the timing of distributions or specify certain preferential distributions among the respective parties. The occurrence of any of the risks described above could have a material adverse effect on us.

We depend on major tenants in our commercial portfolio, and the bankruptcy, insolvency or inability to pay rent of any of these tenants could have a material adverse effect on us.

As of December 31, 2020, the 20 largest office and retail tenants in our Operating Portfolio represented approximately 53.0% of our share of total annualized office and retail estimated rent. In many cases, through tenant improvement allowances and other concessions, we have made substantial upfront investments in leases with our major tenants that we may not recover if they fail to pay rent through the end of the lease term. The inability or failure of a major tenant to pay rent, or the bankruptcy or insolvency of a major tenant, may adversely affect the income produced by our Operating Portfolio. Additionally, we may experience delays in enforcing our rights as landlord due to federal, state and local laws and regulations and may incur substantial costs in protecting our investment. Any such event could have a material adverse effect on us.

We derive a significant portion of our revenue from five of our assets.

As of December 31, 2020, five of our assets in the aggregate generated approximately 22.6% of our share of annualized rent. The occurrence of events that have a negative impact on one or more of these assets, such as a natural disaster that damages one or more of these assets, would have a much larger adverse effect on our revenue than a corresponding occurrence affecting a less significant property. A substantial decline in the revenue generated by one or more of these assets could have a material adverse effect on us.

Our Placemaking business model depends in significant part on a retail component, which frequently involves retail assets embedded in or adjacent to our multifamily assets and/or commercial assets, making us subject to risks that affect the retail environment generally, such as competition from discount and online retailers, weakness in the economy, a decline in consumer spending and the financial condition of major retail tenants, any of which could adversely affect market rents for retail space and the willingness or ability of retailers to lease space in our retail assets.

If our retail assets lose tenants, whether to the proliferation of online businesses and discount retailers, a decline in general economic conditions and consumer spending or otherwise, it could have a material adverse effect on us. If we fail to reinvest in and redevelop our assets to maintain their attractiveness to retailers and shoppers, then retailers or shoppers may perceive that shopping at other venues or online is more convenient, cost-effective or otherwise more attractive, which could negatively affect our ability to rent retail space at our assets. In addition, some of our assets depend on anchor or major retail tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants. Any of the foregoing factors could adversely affect the financial condition of our retail tenants, the willingness of retailers to lease space from us, and the success of our Placemaking business model, which could have a material adverse effect on us.

The loss of one or more members of our senior management team could adversely affect our ability to manage our business and to implement our growth strategies or could create a negative perception in the capital markets.

Our success and our ability to implement and manage anticipated future growth depend, in large part, upon the efforts of our senior management team. Members of our senior management team have national or regional industry reputations that attract business and investment opportunities and assist us in negotiations with lenders, existing and potential tenants and other industry participants. The loss of services of one or more members of our senior management team, or our inability to attract and retain similarly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry participants, which could have a material adverse effect on us.

The actual density of our development pipeline and/or any development parcel may not be consistent with our estimated potential development density.

As of December 31, 2020, we estimate that our 10 wholly owned near-term development pipeline assets will total 5.6 million square feet of estimated potential development density and our 29 future development pipeline assets will total 14.8 million square feet (12.0 million square feet at our share) of estimated potential development density. The potential development density estimates for our development pipeline and/or any particular development parcel are based solely on our estimates, using data available to us, and our business plans as of December 31, 2020. The actual density of our development pipeline and/or any development parcel may differ substantially from our estimates based on numerous factors, including our inability to obtain necessary zoning, land use and other required entitlements, legal challenges to our plans by activists and others, as well as building, occupancy and other required governmental permits and authorizations, and changes in the entitlement, permitting and authorization processes that restrict or delay our ability to develop, redevelop or use our development pipeline at anticipated density levels. Moreover, we may strategically choose not to develop, redevelop or use our development pipeline to its maximum potential development density or may be unable to do so as a result of factors beyond our control, including our ability to obtain financing on terms and conditions that we find acceptable, or at all, to fund our development activities. We can provide no assurance that the actual density of our development pipeline and/or any development parcel will be consistent with our estimated potential development density.

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, regulatory enforcement and other legal proceedings and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is any intentional or unintentional adverse event that threatens the confidentiality, integrity, or availability of our information resources and can include unauthorized persons gaining access to systems to disrupt operations, corrupting data or stealing confidential information. The risk of a cyber incident or disruption, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks have increased globally. As our reliance on technology increases, so do the risks posed to our systems – both internal and external. Our primary risks that could directly result from the occurrence of a cyber incident are theft of assets; operational interruption; regulatory enforcement, lawsuits and other legal proceedings; damage to our relationships with our tenants; and private data exposure. A significant and extended disruption could damage our business or reputation, cause a loss of revenue, have an adverse effect on tenant relations, cause an unintended or unauthorized public disclosure, or lead to the misappropriation of proprietary, personally identifying, and confidential information, any of which could result in us incurring significant expenses to resolve these kinds of issues. Although we have implemented processes, procedures and controls to help mitigate the risks associated with a cyber incident, there can be no assurance that these measures will be sufficient for all possible situations. Even security measures that are appropriate, reasonable and/or in accordance with applicable legal requirements may not be sufficient to protect the information we maintain. Unauthorized parties, whether within or outside our company, may disrupt or gain access to our systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, computer viruses or other malicious codes, and similar means of unauthorized and destructive tampering. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted cyber incidents evolve and generally are not recognized until launched against a target. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, making it impossible for us to entirely mitigate this risk. If any of the foregoing risks materialize, it could have a material adverse effect on us.

We face risks related to the real estate industry.

As a REIT we are subject to significant risks related to the real estate industry, any of which could have a material adverse effect on us. These include, among other things:

●	The value of real estate fluctuates depending on conditions in the general economy and the real estate business. Additionally, adverse changes in these conditions may result in a decline in rental revenue, sales proceeds and occupancy levels at our assets and adversely impact our revenue and cash flows. If rental revenue, sales proceeds and/or occupancy levels decline, we generally would expect to have less cash available to pay indebtedness and for distribution to shareholders. In addition, some of our major expenses, including mortgage payments, real estate taxes and maintenance costs generally do not decline when the related rents decline.
●	The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, and our inability or the inability of our tenants to timely refinance maturing liabilities to meet liquidity needs may materially affect our financial condition and results of operations. Additionally, mortgage debt obligations expose us to risk of foreclosure and the loss of properties subject to such obligations.
●	It may be difficult to buy and sell real estate quickly, or we or potential buyers of our assets may experience difficulty in obtaining financing, which may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. Additionally, we may be unable to identify, negotiate, finance or consummate acquisitions of properties, or acquire properties on favorable terms, or at all.
●	The composition of our portfolio by asset type is likely to change over time, which could expose us to different asset class risks than if our portfolio composition remained static, and we may be adversely affected by trends in the asset classes we currently own.
●	We may not be able to control the operating expenses associated with our properties, which include real estate taxes, insurance, loan payments, maintenance, and costs of compliance with governmental regulation, or our operating expenses may remain constant or increase, even if our revenue does not increase, which could have a material adverse effect on us.
●	We may be unable to renew leases, lease vacant space or re-let space as leases expire, or do so on favorable terms, which could have a material adverse effect on us. As of December 31, 2020, leases representing 9.6% of our share of the office and retail square footage in our Operating Portfolio are scheduled to expire in 2021 or have month-to-month terms, and 12.3% of our share of the square footage of the assets in our commercial portfolio was unoccupied and not generating rent. We may find it necessary to make rent or other concessions and/or significant capital expenditures to improve our assets to retain and attract tenants.
●	We may be unable to maintain or increase our occupancy and revenue at certain commercial, multifamily and other assets due to an increase in supply, more favorable terms offered by competitors, and/or deterioration in our markets.
●	Increased affordability of residential homes and other competition for tenants of our multifamily properties could affect our ability to retain current residents of our multifamily properties, attract new ones or increase or maintain rents, which could adversely affect our results of operations and our financial condition.
●	We may from time to time be subject to litigation, which may significantly divert the attention of our officers and/or trustees and result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance, any of which could have a material adverse effect on us.
●	We own leasehold interests in certain land on which some of our assets are located. If we default under the terms of any of these ground leases, we may be liable for damages and could lose our leasehold interest in the property or our option to purchase the underlying fee interest in such assets. In addition, unless we purchase the underlying fee interests in the land on which a particular property is located, we will lose our right to operate the property or we will continue to operate it at much lower profitability, which would significantly adversely affect our results of operations. In addition, if we are perceived to have breached the terms of a ground lease, the fee owner may initiate proceedings to terminate the lease.
●	Our assets may be subject to impairment losses, which could have a material adverse effect on our results of operations.
●	Climate change, including rising sea levels, flooding, extreme weather, and changes in precipitation and temperature, may result in physical damage to, or a total loss of, our assets located in areas affected by these conditions, including those in low-lying areas close to sea level, and/or decreases in demand, rent from, or the value of those assets. In addition, we may incur material costs to protect these assets, including increases in our insurance premiums as a result of the threat of climate change, or the effects of climate change may not be covered by our insurance policies. Furthermore, changes in federal and state legislation and regulations on climate change could result in increased utility expenses and/or increased capital expenditures to improve the energy efficiency and reduce carbon emissions of our properties in order to comply with such regulations or result in fines for non-compliance. Any of the foregoing could have a material and adverse effect on us.

We may incur significant costs to comply with environmental laws, and environmental contamination may impair our ability to lease and/or sell real estate.

Our operations and assets are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health and safety. Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property. The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused such release. The presence of contamination or the failure to remediate contamination may (i) expose us to third-party liability (e.g., for cleanup costs, natural resource damages, bodily injury or property damage), (ii) subject our properties to liens in favor of the government for damages and costs the government incurs in connection with the contamination, (iii) result in restrictions on the manner in which a property may be used or businesses may be operated, or (iv) impair our ability to sell or lease real estate or to borrow using the real estate as collateral. To the extent we send contaminated materials to other locations for treatment or disposal, we may be liable for cleanup of those sites if they become contaminated. Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling, and also govern emissions of and exposure to asbestos fibers in the air. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (PCBs) are also regulated by federal and state laws. We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals. Our predecessor companies may be subject to similar liabilities for activities of those companies in the past. We could incur fines for environmental noncompliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or related claims arising out of environmental contamination or human exposure at or from our assets. Most of our assets have been subjected to varying degrees of environmental assessment at various times. To date, these environmental assessments have not revealed any environmental condition material to our business. However, identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, human exposure to contamination or changes in cleanup or compliance requirements could result in significant costs to us. In addition, we may become subject to costs or taxes, or increases therein, associated with natural resource or energy usage (such as a "carbon tax"). These costs or taxes could increase our operating costs and decrease the cash available to pay our obligations or distribute to equity holders.

Risks Related to the Capital Markets and Related Activities

We face risks related to our common shares.

These risks include, among other things, the risk that an economic downturn or a deterioration in the capital markets may materially affect the value of our equity and debt securities; the absence of any guarantee or certainty regarding the timing, amount, or payment of future dividends on our common shares; the risk of dilution of ownership in our company due to certain actions taken by us; the risk that future offerings of debt or equity securities, which would be senior to our common shares upon liquidation, and/or preferred equity securities, which may be senior to our common shares for purposes of dividend distributions or upon liquidation, may adversely affect the per share trading price of our common shares; and the risk that the announcement of a material acquisition may result in a rapid and significant decline in the price of our common shares. If any of the foregoing risks materialize, it could have a material adverse effect on us.

We have a substantial amount of indebtedness, and our debt agreements include restrictive covenants and other requirements, which may limit our financial and operating activities, our future acquisition and development activities, or otherwise affect our financial condition.

As of December 31, 2020, we had $2.0 billion aggregate principal amount of consolidated debt outstanding, and our unconsolidated real estate ventures had $1.2 billion aggregate principal amount of debt outstanding ($399.0 million at our share), resulting in a total of $2.4 billion aggregate principal amount of debt outstanding at our share. A portion of our outstanding debt is guaranteed by our operating partnership. Our cash flow from operations may be insufficient to meet our required debt service and payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our assets or to pay the dividends currently contemplated. Additionally, our debt agreements include customary restrictive covenants, that, among other things, restrict our ability to incur additional indebtedness, to engage in material asset sales, mergers, consolidations and acquisitions, and to make capital expenditures, and some of our debt agreements also include requirements to maintain financial ratios. Our ability to borrow is subject to compliance with these and other covenants, and failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources or give possession of a property to the lender. Any of the foregoing could affect our ability to obtain additional funds as needed, or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs or to finance our future acquisition and development activities.

We may not be able to obtain capital to make investments.

We are primarily dependent on external capital to fund the expected growth of our business. Our access to debt or equity capital depends on the willingness of third parties to lend or make equity investments and on conditions in the capital markets generally. There can be no assurance that new capital will be available or available on acceptable terms.

Our future development plans are capital intensive. To complete these plans, we anticipate funding construction and development through asset sales, real estate ventures with third parties, recapitalizations of assets, and public or private securities offerings, or a combination thereof. Similarly, these plans require a significant amount of debt financing which subjects us to additional risks. For information about our available sources of funds, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and the notes to the consolidated financial statements included herein.

We are subject to interest rate risk, which could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

As of December 31, 2020, approximately $678.3 million of our outstanding consolidated debt was subject to instruments that bear interest at variable rates without the benefit of arrangements that hedge against the risk of rising interest rates, and we may also borrow additional money at variable interest rates in the future without the benefit of associated hedges. With respect to these unhedged amounts, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect our cash flow and our ability to service our indebtedness and make distributions to our shareholders, which could, in turn, adversely affect the market price of our common shares. Based on our aggregate variable rate debt outstanding as of December 31, 2020, an increase of 100 basis points in interest rates would result in a hypothetical increase of approximately $6.9 million in interest expense on an annual basis. The amount of this change includes the benefit of interest rate swaps and caps we currently have in place.

Subject to these restrictions, we may enter into hedging transactions to protect ourselves from the effects of interest rate fluctuations on floating rate debt. As of December 31, 2020, our hedging transactions included interest rate swap agreements, which covered $862.7 million of our outstanding consolidated debt. Interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates, which could reduce the overall returns on our investments. Moreover, there can be no assurance that our hedging arrangements will qualify as highly effective cash flow hedges under applicable accounting standards. Furthermore, should we desire to terminate a hedging agreement, there could be significant costs and cash requirements. Finally, he REIT provisions of the Code impose certain restrictions on our ability to use hedges, swaps and other types of derivatives to hedge our liabilities. Any of the foregoing could have a material adverse effect on us.

The future of the reference rate used in our existing floating rate debt instruments and hedging arrangements is uncertain, which could have an uncertain economic effect on these instruments, which could have a material adverse effect on us.

Our existing floating rate debt instruments, including our credit facility, and our hedging arrangements currently use as a reference rate the USD-LIBOR, and we expect a transition from LIBOR to another reference rate due to plans to phase out the reference rate by the end of 2021, after which point its continuation cannot be assured. Though an alternative reference rate for USD-LIBOR, the SOFR, exists, significant uncertainties still remain. We can provide no assurance regarding the future of LIBOR and when our LIBOR-based instruments will transition from USD-LIBOR as a reference rate to SOFR or another reference rate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.

Risks and Conflicts of Interest Related to Our Organization and Structure

Tax consequences to holders of JBG SMITH LP limited partnership units upon a sale of certain of our assets may cause the interests of our senior management to differ from your own.

Some holders of JBG SMITH LP limited partnership units, including some members of our senior management, may suffer different and more adverse tax consequences than holders of our common shares upon the sale of certain of the assets owned by our operating partnership, and therefore these holders may have different objectives regarding the material terms of any sale or refinancing of certain assets, or whether to sell such assets at all.

Certain of our trustees and executive officers may have actual or potential conflicts of interest because of their previous or continuing equity interest in, or positions at, JBG or Vornado, as applicable, including trustees and members of our senior management, who have an ownership interest in the JBG Legacy Funds and own carried interests in certain JBG Legacy Funds and in certain of our real estate ventures that entitles them to receive additional compensation if certain funds or real estate venture achieves certain return thresholds.

Some of our trustees and executive officers are persons who are or have been employees of JBG or were employees of Vornado. Because of their current or former positions with JBG or Vornado, certain of our trustees and executive officers own equity interests in certain JBG Legacy Funds and related entities or Vornado common shares or other Vornado equity awards. In addition, one of our trustees continues to serve as chief executive officer and chairman of the Board of Trustees of Vornado. Ownership of interests in the JBG Legacy Funds or Vornado common shares, or service as a trustee or managing partner, as applicable, at either company, could create, or appear to create, potential conflicts of interest. Certain of the JBG Legacy Funds own the JBG Excluded Assets, which JBG Legacy Funds are owned in part by members of our senior management. In addition, although the asset management and property management fees associated with the JBG Excluded Assets were assigned to us upon completion of the Formation Transaction, the general partner and managing member interests in the JBG Legacy Funds held by former JBG executives (who became members of our management team) were not transferred to us and remain under the control of these individuals. As a result, our management's time and efforts may be diverted from the management of our assets to management of the JBG Legacy Funds, which could adversely affect the execution of our business plan and our results of operations and cash flow. In addition, members of our senior management have an ownership interest in the JBG Legacy Funds and own carried interests in each fund and in certain of our real estate ventures that entitle them to receive additional compensation if the fund or real estate venture achieves certain return thresholds. As a result, members of our senior management could be incentivized to spend time and effort maximizing the cash flow from the assets being retained by the JBG Legacy Funds and certain real estate ventures, particularly through sales of assets, which may accelerate payments of the carried interest but would reduce the asset management and other fees that would otherwise be payable to us with respect to the JBG Excluded Assets. These actions could adversely impact our results of operations and cash flow.

Other potential conflicts of interest with the JBG Legacy Funds include transactions with these funds and competition for tenants. We have, and in the future we may, enter into transactions with the JBG Legacy Funds, such as purchasing assets from them. Any such transaction would create a conflict of interest as a result of our management team's interests on both sides of the transaction, because we manage the JBG Legacy Funds and because members of our management own interests in the general partner or other managing entities of the funds. We may compete for tenants with the JBG Legacy Funds and because we typically manage the assets of the JBG Legacy Funds, we may have a conflict of interest when competing for a tenant if the tenant is interested in assets owned by us and the JBG Legacy Funds. Any of the above described conflicts of interest could have a material adverse effect on us.

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in shareholder dilution and limit our ability to sell or refinance such assets.

In the future, we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in our operating partnership, which may result in shareholder dilution through the issuance of OP Units that may be exchanged for common shares. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct (as compared to a transaction where we do not inherit the contributor's tax basis but acquire tax basis equal to the value of the consideration exchanged for the property) until the OP units issued in such transactions are redeemed for cash or converted into common shares. While no such protection arrangements existed as of December 31, 2020, in the future we may agree to protect the contributors' ability to defer recognition of taxable gain through restrictions on our ability to dispose of, or refinance the debt on, the acquired properties for specified periods of time. Similarly, we may be required to incur or maintain debt we would otherwise not incur or maintain so that we can allocate the debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

Our declaration of trust and bylaws, the partnership agreement of our operating partnership and Maryland law contain provisions that may delay, defer or prevent a change of control transaction that might involve a premium price for our common shares or that our shareholders otherwise believe to be in their best interest.

Our declaration of trust contains ownership limits with respect to our shares. Generally, to maintain our qualification as a REIT, no more than 50% in value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer "individuals" (including some types of entities) at any time during the last half of our taxable year. To address this requirement and other considerations, our declaration of trust prohibits, among other things, the actual, beneficial or constructive ownership by any person of more than 7.5% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series. For these purposes, our declaration of trust includes a "group" as that term is used for purposes of Section 13(d)(3) of the Exchange Act in the definition of "person." Our Board of Trustees may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied.

This ownership limit and the other restrictions on ownership and transfer of our shares contained in our declaration of trust may:

●	discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common shares or that our shareholders might otherwise believe to be in their best interest; or
●	result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

Additionally, our declaration of trust authorizes the Board of Trustees, without shareholder approval, to establish a class or series of common or preferred shares whose terms could delay, deter or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interest of our shareholders. Our declaration of trust and bylaws contain other provisions that may delay, deter or prevent a change of control or other transaction that might involve a premium price or otherwise be in the best interest of our shareholders.

Provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that might involve a premium price for our common shares or that our shareholders might otherwise believe to be in their best interest. Provisions of the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of common shares with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

●	provisions that prohibit business combinations between us and an "interested shareholder," defined generally as any holder or affiliate of any holder who beneficially owns 10% or more of the voting power of our shares, for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter impose fair price and/or supermajority shareholder voting requirements on these combinations; and
●	provisions that provide that a shareholder's "control shares" acquired in a "control share acquisition", as defined in the MGCL, have no voting rights, except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

Substantially all of our assets are held through JBG SMITH LP, which holds substantially all of its assets through wholly owned subsidiaries. JBG SMITH LP's cash flow is dependent on cash distributions to it by its subsidiaries, and in turn, substantially all of our cash flow is dependent on cash distributions to us by JBG SMITH LP. The creditors of each of our subsidiaries are entitled to payment of that subsidiary's obligations to them when due and payable before distributions may be made by that subsidiary to its equity holders. In addition, the operating agreements governing some of our subsidiaries which are parties to real estate joint ventures may have restrictions on distributions which could limit the ability of those subsidiaries to make distributions to JBG SMITH LP. Thus, JBG SMITH LP's ability to make distributions to holders of its units, including us, depends on its subsidiaries' ability first to satisfy their obligations to their creditors, and then to make distributions to JBG SMITH LP. Likewise, our ability to pay dividends to our shareholders depends on JBG SMITH LP's ability first to satisfy its obligations, if any, to its creditors and make distributions payable to holders of preferred units (if any), and then to make distributions to us. In addition, our participation in any distribution of the assets of any of our subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary, occurs only after the claims of the creditors, including trade creditors, and preferred security holders, if any, of the applicable direct or indirect subsidiaries are satisfied.

Our rights and the rights of our shareholders to take action against our trustees and officers are limited.

As permitted by Maryland law, under our declaration of trust, trustees and officers shall not be liable to us and our shareholders for money damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or services; or a final judgment based upon a finding of active and deliberate dishonesty by the trustee or officer that was material to the cause of action adjudicated. In addition, our declaration of trust requires us to indemnify our trustees and officers for actions taken by them in those and certain other capacities to the maximum extent permitted by Maryland law. The Maryland REIT law permits a REIT to indemnify and advance expenses to its trustees, officers, employees and agents to the same extent as permitted by the MGCL for directors and officers of a Maryland corporation. Generally, Maryland law permits a Maryland corporation to indemnify its present and former directors and officers except in instances where the person seeking indemnification acted in bad faith or with active and deliberate dishonesty, actually received an improper personal benefit in money, property or services or, in the case of a criminal proceeding, had reasonable cause to believe that his or her actions were unlawful. Under Maryland law, a Maryland corporation also may not indemnify a director or officer in a suit by or in the right of the corporation in which the director or officer was adjudged liable to the corporation or for a judgment of liability on the basis that a personal benefit was improperly received. A court may order indemnification if it determines that the director or officer is fairly and reasonably entitled to indemnification, even though the director or officer did not meet the prescribed standard of conduct; however, indemnification for an adverse judgment in a suit by us or in our right, or for a judgment of liability on the basis that personal benefit was improperly received, is limited to expenses. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist. Accordingly, if actions taken in good faith by any of our trustees or officers impede the performance of our company, your ability to recover damages from such trustee or officer will be limited.

Risks Related to Our Status as a REIT

We may fail to qualify or remain qualified as a REIT and may be required to pay income taxes at corporate rates.

Although we believe that we are organized and intend to operate to qualify as a REIT for federal income tax purposes, we may fail to remain so qualified. Qualification and taxation as a REIT are governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations and depend on various facts and circumstances that are not entirely within our control. If, with respect to any taxable year, we fail to maintain our qualification as a REIT and do not qualify under the relevant statutory relief provisions, we would have to pay federal income tax on our taxable income at regular corporate rates and could not deduct our distributions in determining our taxable income subject to tax. If we had to pay federal income tax, the amount of money available to distribute to shareholders and pay our indebtedness would be reduced for the year or years involved, and we would not be required to make distributions to shareholders in that taxable year and in future years until we again were able to qualify as a REIT. In addition, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless we were entitled to relief under the relevant statutory provisions.

REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan or require us to make distributions of our shares or other securities.

For us to qualify to be taxed as a REIT, we generally must distribute to our shareholders each year at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. We intend to distribute 100% of our REIT taxable income to our shareholders out of assets legally available therefor. From time to time, we may generate taxable income greater than our cash flow If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or make taxable distributions of our shares or debt securities to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and avoid corporate income tax and a 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Because amounts distributed will not be available to fund investment activities, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares. Any restrictions on our ability to incur additional indebtedness or make certain distributions could preclude us from meeting the 90% distribution requirement. Decreases in funds from operations due to unfinanced expenditures for acquisitions of assets or increases in the number of shares outstanding without commensurate increases in funds from operations would each adversely affect our ability to maintain our current level of distributions to our shareholders. Consequently, there can be no assurance that we will be able to make distributions at the anticipated distribution rate or any other rate.

The tax imposed on REITs engaging in "prohibited transactions" may limit our ability to engage in transactions that would be treated as sales for U.S. federal income tax purposes.

A REIT's net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we and our subsidiary REITs believe that we have held, and intend to continue to hold, our properties for investment and do not intend to hold direct (rather than through taxable corporate subsidiaries) any properties that could be characterized as held for sale to customers in the ordinary course of our business, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available statutory safe harbor. In the case of some of our properties held through partnerships with third parties, our ability to control the disposition of such properties in a manner that avoids the imposition of the prohibited transactions tax depends in part on the action of third parties over which we have no control or only limited influence.

To comply with the restrictions imposed on REITs, we may have to conduct certain activities and own certain assets through a TRS, which will be subject to normal corporate income tax, and we could be subject to a 100% penalty tax if our transactions with our TRSs are not conducted on arm's length terms.

A TRS is a corporation in which a REIT directly or indirectly holds stock and which has elected, with the REIT to be taxable as a regular corporation, at regular corporate income tax rates. As a REIT, we cannot own certain assets or conduct certain activities directly, without risking failing the income or asset tests that apply to REITs. We can, however, hold these assets or undertake these activities through a TRS. For example, we generally cannot provide certain non-customary services to our tenants, and we cannot derive income from a third party that provides such services. If we forego providing such services to our tenants, we may be at a disadvantage to competitors who are not subject to the same restrictions. Accordingly, we provide such non-customary services to our tenants and share in the revenue from such services our TRSs. As noted, the income earned through our TRSs will be subject to corporate income taxes. In addition, a 100% excise tax will be imposed on certain transactions between us and our TRSs that are not conducted on an arm's length basis.

Risks Related to the Formation Transaction

We could be required to indemnify Vornado for certain material tax obligations that could arise as addressed in the Tax Matters Agreement and certain obligations under the Separation and Distribution Agreement. Furthermore, Vornado agreed to indemnify us for certain pre-distribution liabilities and liabilities related to Vornado assets and there can be no assurance that these obligations will be sufficient to protect us. Additionally, there may be undisclosed liabilities of the Vornado and JBG assets contributed to us in the Formation Transaction that might expose us to potentially large, unanticipated costs.

Under the Tax Matters Agreement that we entered into with Vornado, we may be required to indemnify Vornado against any taxes and related amounts and costs if the distribution of JBG SMITH shares by Vornado, together with certain related transactions, is not tax-free and that treatment results from (i) actions or failures to act by us, or (ii) our breach of certain representations or undertakings. The Separation Agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the Formation Transaction, as well as those obligations of Vornado that we assumed pursuant to the Separation Agreement. If we are required to indemnify Vornado under the circumstances set forth in the Tax Matters Agreement or the Separation Agreement, we may be subject to substantial liabilities. Pursuant to the Separation Agreement, Vornado agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Vornado agreed to retain, and there can be no assurance that Vornado will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Vornado any amounts for which we are held liable, such indemnification may be insufficient to fully offset the financial impact of such liabilities and/or we may be temporarily required to bear these losses while seeking recovery from Vornado. Additionally, prior to entering into the MTA, the diligence reviews performed each of Vornado and JBG with respect to the business and assets of the other were necessarily limited in nature and scope and may not have adequately uncovered all of the contingent or undisclosed liabilities that we assumed in connection with the Formation Transaction, many of which may not be covered by insurance. The MTA does not provide for indemnification for these types of liabilities by either party post-closing, and, therefore, we may not have any recourse with respect to such unexpected liabilities. Any such liabilities could cause us to experience losses, which may be significant, which could have a material adverse effect on us.

Unless Vornado and JBG SMITH were both REITs following the Separation, JBG SMITH could be required to recognize certain corporate-level gains for tax purposes as a result of the Separation.

We believe that each of Vornado and JBG SMITH operated in a manner so that each qualified immediately after the Separation and at all times during the two years after the Separation. However, if either Vornado or JBG SMITH failed to qualify as a REIT following the Separation, then, for our taxable year that includes the Separation, the IRS may assert that JBG SMITH would have to recognize corporate-level gain on assets acquired in the Separation.

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

One of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effect of the current pandemic of the novel coronavirus, or COVID-19 and the ensuing economic turmoil on the Company, our financial condition, results of operations, cash flows, performance, our tenants, the real estate market, and the global economy and financial markets. The extent to which COVID-19 continues to impact us and our tenants depends on future developments, many of which are highly uncertain and cannot be predicted with confidence. These developments include: the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the speed of the vaccine roll-out, effectiveness and willingness of people to take COVID-19 vaccines, the duration of associated immunity and vaccine efficacy against emerging variants of COVID-19, the extent and effectiveness of other containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate, once the current containment measures are lifted and whether the residential market in the Washington, D.C. region and any of our properties will be materially impacted by the moratoriums on residential evictions; the impact of disruptions to the credit and capital markets on our ability to access capital, including refinancing maturing debt; changes to the amount and manner in which tenants use space; whether we incur additional costs or make additional concessions or offer other incentives to existing or prospective tenants to reconfigure space; the impact on our net operating income, same store net operating income, NAV, stock price, revenue from our multifamily and commercial portfolio, operating costs, deferrals of rent, uncollectable operating lease receivables, occupancy rates, parking revenue, and burn-off of rent abatement; whether the Washington, D.C. region will be more resilient than other parts of the country in any recession resulting from COVID-19; our annual dividend per share and dividend yield; annualized net operating income; in the case of our construction and near-term development assets, estimated square feet, estimated number of units and in the case of our future development assets, estimated potential development density; expected key Amazon transaction terms and timeframes for closing any Amazon transactions not yet closed; planned infrastructure and education improvements related to Amazon’s additional headquarters (including whether the incentives bill will have the desired effect on jobs growth, whether state and local governments will make anticipated the infrastructure and education investments and whether the anticipated private investments in National Landing will occur) and the Virginia Tech Innovation Campus; the economic impact of Amazon’s additional headquarters on the D.C. region and National Landing; the impact of our role as the exclusive developer, property manager and retail leasing agent in connection with Amazon’s new headquarters; our development plans related to Amazon’s additional headquarters; whether any of our tenants succeed in obtaining government assistance under the CARES Act and other programs and use any resulting proceeds to make lease payments owed to us; whether we can access agency debt secured by our currently-unencumbered multifamily assets timely, on reasonable terms or at all; whether the delay in our planned 2020 discretionary operating asset capital expenditures had or will have any negative impact on our properties or our ability to generate revenue; and the allocation of capital to our share repurchase plan and any impact on our stock price, among others, investors are cautioned to interpret many of the risks identified under the section titled "Risk Factors" in this Annual Report on Form 10-K as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. In particular, information included under "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. Such factors include, but are not limited to:

●	the economic health of the greater Washington Metro region and our geographic concentration therein, particularly our concentration in National Landing;
●	reductions in or actual or threatened changes to the timing of federal government spending;
●	changes in general political, economic and competitive conditions and specific market conditions;

●	the risks associated with real estate development and redevelopment, including unanticipated expenses, delays and other contingencies;
●	the risks associated with the acquisition, disposition and ownership of real estate in general and our real estate assets in particular;
●	the ability to control our operating expenses;
●	the risks related to co-investments in real estate ventures and partnerships;
●	the ability to renew leases, lease vacant space or re-let space as leases expire, and to do so on favorable terms;
●	the economic health of our tenants;
●	fluctuations in interest rates;
●	the supply of competing properties and competition in the real estate industry generally;
●	the availability and terms of financing and capital and the general volatility of securities markets;
●	the risks associated with mortgage debt and other indebtedness;
●	compliance with applicable laws, including those concerning the environment and access by persons with disabilities;
●	terrorist attacks and the occurrence of cyber incidents or system failures;
●	the ability to maintain key personnel;
●	failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and
●	other factors discussed under the caption "Risk Factors."

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

ITEM 2. PROPERTIES

Note on presentation of "at share" information. We present certain financial information and metrics "at JBG SMITH Share," which is calculated on an entity-by-entity basis. "At JBG SMITH Share" information, which we also refer to as being "at share," "our pro rata share" or "our share," is not, and is not intended to be, a presentation in accordance with GAAP. Because as of December 31, 2020, approximately 11.6% of our assets, as measured by total square feet, were held through real estate ventures in which we own less than 100% of the ownership interest, we believe this form of presentation, which includes our economic interests in the unconsolidated real estate ventures, provides investors important information regarding a significant component of our portfolio, its composition, performance and capitalization. We classify our portfolio as "operating," "under-construction," "near-term development" or "future development."

The following tables provide information about each of our commercial, multifamily, near-term development pipeline and future development pipeline portfolios as of December 31, 2020. Many of our near-term and future development pipeline assets are adjacent to or an integrated component of operating commercial or multifamily assets in our portfolio. A significant number of our assets included in the following tables are held through real estate ventures with third parties or are subject to ground leases. In addition to other information, the following tables indicate our percentage ownership, whether the asset is consolidated or unconsolidated, and whether the asset is subject to a ground lease.

Commercial Assets

				Total
	%		Same Store (2):	Square	%	Office %	Retail %
Commercial Assets	Ownership	C/U (1)	YTD 2019-2020	Feet	Leased	Occupied	Occupied

D.C.
Universal Buildings	100.0%	C	Y	659,459	96.9%	96.5%	99.6%
2101 L Street	100.0%	C	Y	378,400	82.4%	81.4%	92.6%
1730 M Street (3)	100.0%	C	Y	204,860	88.0%	87.5%	100.0%
1700 M Street (4)	100.0%	C	Y	34,000	-	-	-
L'Enfant Plaza Office-East (3)	49.0%	U	Y	397,057	88.3%	88.3%	-
L'Enfant Plaza Office-North	49.0%	U	Y	297,620	93.4%	93.8%	87.1%
500 L'Enfant Plaza	49.0%	U	N	215,218	96.1%	96.1%	-
L'Enfant Plaza Retail (3)	49.0%	U	Y	119,291	74.7%	100.0%	70.6%
The Foundry	9.9%	U	Y	225,622	89.6%	89.3%	100.0%
1101 17th Street	55.0%	U	Y	208,860	84.6%	83.8%	100.0%

VA
Courthouse Plaza 1 and 2 (3)	100.0%	C	Y	630,045	81.7%	80.4%	95.5%
1550 Crystal Drive	100.0%	C	Y	547,551	86.4%	86.6%	82.4%
2121 Crystal Drive	100.0%	C	Y	505,349	76.2%	76.2%	-
2345 Crystal Drive	100.0%	C	Y	500,274	77.4%	77.0%	100.0%
RTC-West (5)	100.0%	C	Y	470,037	90.4%	91.0%	84.8%
2231 Crystal Drive	100.0%	C	Y	468,262	83.3%	81.5%	97.4%
2011 Crystal Drive	100.0%	C	Y	440,410	73.7%	74.0%	50.3%
2451 Crystal Drive	100.0%	C	Y	401,902	78.9%	78.4%	92.6%
1235 S. Clark Street	100.0%	C	Y	384,437	97.8%	92.8%	100.0%
241 18th Street S.	100.0%	C	Y	361,799	95.1%	93.6%	83.8%
251 18th Street S.	100.0%	C	Y	339,628	96.2%	100.0%	71.9%
1215 S. Clark Street	100.0%	C	Y	336,159	100.0%	100.0%	100.0%
201 12th Street S.	100.0%	C	Y	329,607	99.8%	99.8%	100.0%
800 North Glebe Road	100.0%	C	Y	303,644	98.5%	100.0%	82.3%
2200 Crystal Drive	100.0%	C	Y	283,608	82.8%	82.8%	-
1901 South Bell Street	100.0%	C	Y	276,961	91.5%	92.1%	-
1225 S. Clark Street	100.0%	C	Y	276,594	94.3%	94.1%	100.0%
Crystal City Marriott (345 Rooms)	100.0%	C	Y	266,000	-	-	-
2100 Crystal Drive	100.0%	C	Y	254,258	99.7%	99.7%	-
1800 South Bell Street	100.0%	C	N	206,186	99.2%	100.0%	88.8%
200 12th Street S.	100.0%	C	Y	202,708	82.6%	82.6%	-
Crystal City Shops at 2100	100.0%	C	Y	53,174	84.4%	-	84.4%
Crystal Drive Retail	100.0%	C	Y	56,965	87.9%	-	87.9%
Central Place Tower (3)	50.0%	U	Y	552,495	96.2%	96.0%	100.0%
Stonebridge at Potomac Town Center (6)	10.0%	U	Y	503,613	93.7%	-	91.9%
Rosslyn Gateway-North	18.0%	U	Y	145,003	81.9%	80.5%	96.0%
Rosslyn Gateway-South	18.0%	U	Y	102,791	78.3%	81.3%	40.4%

MD
7200 Wisconsin Avenue	100.0%	C	Y	267,703	78.4%	75.3%	100.0%
One Democracy Plaza (3) (6)	100.0%	C	Y	212,894	87.1%	87.0%	100.0%
Total / Weighted Average				12,420,444	88.5%	88.1%	89.1%

Recently Delivered
D.C.
1900 N Street (3)	55.0%	U	N	269,035	74.1%	76.4%	-
MD
4747 Bethesda Avenue (7)	100.0%	C	N	300,364	90.9%	90.5%	55.9%
Total / Weighted Average				569,399	83.0%	83.8%	35.4%

Operating - Total / Weighted Average				12,989,843	88.3%	87.9%	88.3%

Under-Construction
VA
1770 Crystal Drive	100.0%	C		273,897	98.3%
Total / Weighted Average				13,263,740	88.5%

Totals at JBG SMITH Share
In-service assets				10,665,525	88.2%	87.8%	88.7%
Recently delivered assets				448,333	85.4%	85.8%	42.4%
Operating assets				11,113,858	88.1%	87.7%	87.7%
Under-construction assets				273,897	98.3%

Note:    At 100% share, unless otherwise noted. Excludes our 10% subordinated interest in one commercial building held through a real estate venture in which we have no economic interest.

(1)	"C" denotes a consolidated interest. "U" denotes an unconsolidated interest.
(2)	"Y" denotes an asset as same store and "N" denotes an asset as non-same store.
(3)	Asset is subject to a ground lease.
(4)	This asset, a development site in Washington, D.C., was leased by us (as landlord) in 2018 for a 99-year term, with no extension options.
(5)	The following asset contains space that is held for development or not otherwise available for lease. This out-of-service square footage is excluded from area, leased, and occupancy metrics in the above table.

		Not Available
Commercial Asset	In-Service	for Lease
RTC - West	470,037	17,988
(6)	Not Metro-served.
(7)	Includes our corporate office lease for approximately 84,400 square feet.

Multifamily Assets

					Total
	%		Same Store (2):	Number of	Square	%	Multifamily %	Retail %
Multifamily Assets	Ownership	C/U (1)	YTD 2019-2020	Units	Feet	Leased	Occupied	Occupied

D.C.
West Half	100.0%	C	N	465	384,976	53.8%	49.2%	57.6%
Fort Totten Square	100.0%	C	Y	345	384,956	97.3%	92.5%	100.0%
WestEnd25	100.0%	C	Y	283	273,264	96.8%	92.2%	-
F1RST Residences	100.0%	C	N	325	270,928	91.8%	83.4%	100.0%
1221 Van Street	100.0%	C	N	291	225,530	95.4%	90.0%	100.0%
North End Retail	100.0%	C	Y	—	27,355	100.0%	N/A	94.1%
The Gale Eckington	5.0%	U	Y	603	466,716	89.7%	81.4%	100.0%
Atlantic Plumbing	64.0%	U	Y	310	245,527	97.1%	93.9%	97.4%

VA
RiverHouse Apartments	100.0%	C	Y	1,676	1,327,551	94.2%	93.1%	100.0%
The Bartlett	100.0%	C	Y	699	619,372	91.5%	87.3%	100.0%
220 20th Street	100.0%	C	Y	265	271,476	95.5%	88.7%	100.0%
2221 S. Clark Street	100.0%	C	Y	216	164,743	100.0%	100.0%	-
Fairway Apartments (3)	10.0%	U	Y	346	370,850	97.4%	96.5%	-

MD
Falkland Chase-South & West	100.0%	C	Y	268	222,754	94.0%	92.5%	-
Falkland Chase-North	100.0%	C	Y	170	112,186	99.4%	98.2%	-
Galvan	1.8%	U	Y	356	390,293	98.0%	94.1%	97.1%
The Alaire (4)	18.0%	U	Y	279	266,673	96.4%	92.5%	90.0%
The Terano (4) (5)	1.8%	U	Y	214	196,921	96.6%	91.6%	88.8%

Total / Weighted Average				7,111	6,222,071	92.4%	88.4%	94.1%

Recently Delivered
D.C.
The Wren (6)	96.1%	C	N	433	332,682	55.6%	33.5%	100.0%
901 W Street	100.0%	C	N	161	158,431	47.7%	28.0%	50.9%
900 W Street	100.0%	C	N	95	70,150	-	-	-

Total / Weighted Average				689	561,263	46.4%	27.6%	82.9%

Operating - Total / Weighted Average				7,800	6,783,334	88.6%	83.0%	92.7%

Under-Construction
MD
7900 Wisconsin Avenue	50.0%	U		322	359,025

Total				8,122	7,142,359

Totals at JBG SMITH Share
In-service assets				5,327	4,561,220	91.3%	87.8%	93.5%
Recently delivered assets				672	548,421	46.2%	27.4%	82.5%
Operating assets				5,999	5,109,641	86.5%	81.1%	91.6%
Under-construction assets				161	179,513

Note:   At 100% share, unless otherwise noted.

(1)	"C" denotes a consolidated interest. "U" denotes an unconsolidated interest.
(2)	"Y" denotes an asset as same store and "N" denotes an asset as non-same store.
(3)	Not Metro-served.

(4)	Asset is subject to a ground lease.
(5)	The following asset contains space that is held for development or not otherwise available for lease. This out-of-service square footage is excluded from area, leased, and occupancy metrics in the above table.

		Not Available
Multifamily Asset	In-Service	for Lease
The Terano	196,921	2,847

(6)	Ownership percentage reflects expected dilution of our real estate venture partner as contributions are funded during the construction of the asset. As of December 31, 2020, our ownership interest was 96.0%.

Near-Term Development Pipeline

					Estimated
	Estimated Potential Development Density (SF)				Number of
Asset	Total	Office	Multifamily	Retail	Units

D.C.
5 M Street Southwest	705,400	—	675,400	30,000	615
Gallaudet Parcel 1-3 (1)	818,000	—	756,400	61,600	840
VA					—
1900 Crystal Drive (2)	820,400	—	777,600	42,800	810
2000 South Bell Street	394,400	—	375,900	18,500	365
2001 South Bell Street	323,900	—	312,800	11,100	420
2250 Crystal Drive (3)	677,100	—	677,100	—	825
223 23rd Street	512,800	—	512,800	—	700
2525 Crystal Drive (4)	750,000	750,000	—	—	—
101 12th Street	239,600	234,400	—	5,200	—
RTC - West Trophy Office	396,000	380,000	—	16,000	—

Total / Weighted Average	5,637,600	1,364,400	4,088,000	185,200	4,575

Note:   At JBG SMITH share.

(1)	Controlled through an option to acquire a leasehold interest. As of December 31, 2020, the weighted average remaining term for the option is 2.4 years.
(2)	Asset is fully entitled and designed.
(3)	In the fourth quarter of 2020, 2300 Crystal Drive was renamed 2250 Crystal Drive.
(4)	Estimated Potential Development Density (SF) use is subject to change based on market demand and entitlement.

Future Development Pipeline

						Estimated
						Commercial SF /
						Multifamily
	Number of	Estimated Potential Development Density (SF)				Units to be
Region	Assets	Total	Office	Multifamily	Retail	Replaced (1)

Owned
D.C.
D.C.	6	1,024,400	312,100	703,300	9,000	—
VA
National Landing (2)	7	4,065,700	1,335,000	2,656,500	74,200	206,186 SF
Reston	4	2,193,200	544,800	1,462,400	186,000	15 units
Other VA	4	199,600	88,200	102,100	9,300	21,675 SF
	15	6,458,500	1,968,000	4,221,000	269,500	227,861 SF / 15 units
MD
Silver Spring	1	1,276,300	—	1,156,300	120,000	170 units
Greater Rockville	2	20,400	19,200	—	1,200	—
	3	1,296,700	19,200	1,156,300	121,200	170 units
Total / weighted average	24	8,779,600	2,299,300	6,080,600	399,700	227,861 SF / 185 units

Optioned (3)
D.C.
D.C.	3	1,133,600	—	1,013,900	119,700	—
VA
Other VA	1	11,300	—	10,400	900	—
Total / weighted average	4	1,144,900	—	1,024,300	120,600	—

Held for Sale
VA
National Landing (4)	1	2,082,000	2,082,000	—	—	—

Total / Weighted Average	29	12,006,500	4,381,300	7,104,900	520,300	227,861 SF / 185 units

Note:   At JBG SMITH share.

(1)	Represents management's estimate of the total office and/or retail rentable square feet and multifamily units that would need to be redeveloped to access some of the estimated potential development density.
(2)	In December 2020, we acquired the Americana Portfolio for an aggregate total of $65.0 million. $47.3 million was allocated to the former Americana Hotel site, of which $20.0 million has been deferred until the earlier of the approval of certain entitlements or January 1, 2023, and $17.7 million was allocated to the other three parcels. The former Americana Hotel site has the potential to accommodate up to approximately 550,000 square feet of new development density and is located directly across the street from Amazon’s future headquarters.
(3)	As of December 31, 2020, the weighted average remaining term for the optioned future development pipeline assets is 4.1 years.
(4)	Represents the estimated potential development density that we have sold to Amazon pursuant to an executed purchase and sale agreement. In March 2019, we entered into an agreement for the sale of Pen Place, a land site with an estimated potential development density of approximately 2.1 million square feet, for approximately $149.9 million, subject to customary closing conditions. The sale of Pen Place to Amazon is expected to close in 2021.

Major Tenants

The following table sets forth information for our 10 largest tenants by annualized rent for the year ended December 31, 2020:

		At JBG SMITH Share
				Annualized	% of Total
	Number of	Square	% of Total	Rent	Annualized
Tenant	Leases	Feet	Square Feet	(In thousands)	Rent
GSA	61	2,277,609	23.2%	$92,422	20.4%
Amazon	4	598,526	6.1%	26,113	5.8%
Family Health International	3	298,116	3.0%	15,852	3.5%
Gartner, Inc	1	174,424	1.8%	11,792	2.6%
Lockheed Martin Corporation	2	232,598	2.4%	11,167	2.5%
Arlington County	2	235,779	2.4%	10,341	2.3%
WeWork (1)	2	163,918	1.7%	8,713	1.9%
Booz Allen Hamilton Inc	3	159,610	1.6%	7,561	1.7%
Greenberg Traurig LLP	1	101,602	1.0%	7,318	1.6%
Accenture LLP	2	116,736	1.2%	7,004	1.5%
Total	81	4,358,918	44.4%	$198,283	43.9%

Note: Includes all in-place leases as of December 31, 2020 for office and retail space within our Operating Portfolio. As signed but not yet commenced leases commence and tenants take occupancy, our tenant concentration will change.

(1)	Excludes the WeLive lease at 2221 South Clark Street.

Lease Expirations

The following table sets forth as of December 31, 2020 the scheduled expirations of tenant leases in our Operating Portfolio for each year from 2021 through 2029 and thereafter, assuming no exercise of renewal options or early termination rights:

		At JBG SMITH Share
							Estimated
					% of		Annualized
			% of	Annualized	Total	Annualized	Rent Per
	Number of	Square	Total	Rent	Annualized	Rent Per	Square Foot at
Year of Lease Expiration	Leases	Feet	Square Feet	(in thousands)	Rent	Square Foot	Expiration (1)
Month-to-Month	50	139,066	1.4%	$3,715	0.8%	$26.71	$26.71
2021	107	809,530	8.2%	39,012	8.6%	48.19	48.44
2022	102	1,532,193	15.6%	67,051	14.8%	43.76	44.66
2023	115	614,221	6.2%	27,173	6.0%	44.24	46.38
2024	101	1,506,715	15.3%	70,368	15.6%	46.70	49.43
2025	92	687,676	7.0%	30,667	6.8%	44.60	47.94
2026	68	395,338	4.0%	17,461	3.9%	44.17	50.09
2027	51	488,682	5.0%	22,163	4.9%	45.35	52.20
2028	47	398,397	4.1%	19,238	4.3%	48.29	56.61
2029	35	420,817	4.3%	21,385	4.7%	50.82	60.60
Thereafter	113	2,836,816	28.9%	133,912	29.6%	47.21	60.53
Total / Weighted Average	881	9,829,451	100.0%	$452,145	100.0%	$46.00	$52.13

Note:  Includes all in-place leases as of December 31, 2020 for office and retail space within our Operating Portfolio and assuming no exercise of renewal options or early termination rights. The weighted average remaining lease term for the entire portfolio is 6.1 years.

(1)	Represents monthly base rent before free rent, plus tenant reimbursements, as of lease expiration multiplied by 12 and divided by square feet. Triple net leases are converted to a gross basis by adding tenant reimbursements to monthly base rent. Tenant reimbursements at lease expiration are estimated by escalating tenant reimbursements as of December 31, 2020, or management's estimate thereof, by 2.75% annually through the lease expiration year.

ITEM 3. LEGAL PROCEEDINGS

We are, from time to time, involved in legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common shares trade under the symbol "JBGS." On February 19, 2021, there were 876 holders of record of our common shares. This does not reflect individuals or other entities who hold their shares in "street name."

Dividends declared in each of 2020 and 2019 totaled $0.90 per common share (regular quarterly dividends of $0.225 per common share each quarter). Dividends declared in 2018 totaled $1.00 per common share (regular quarterly dividends of $0.225 per common share each quarter plus a special dividend of $0.10 per common share). While future dividends will be declared at the discretion of our Board of Trustees and will depend upon cash generated by our operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as our Board of Trustees deems relevant, management currently expects regular quarterly dividends in 2021 will be comparable in amount with those declared in 2020. To qualify for the beneficial tax treatment accorded to REITs under the Code, we are currently required to make distributions to holders of our shares in an amount equal to at least 90% of our REIT taxable income as defined in Section 857 of the Code.

The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder's basis in such shareholder's shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder's basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder's shares. No assurances can be given regarding what portion, if any, of distributions in 2021 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, the capital gain dividends are generally taxable to the shareholder as long-term capital gains.

Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings of under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return of our common shares, the S&P MidCap 400 Index and the FTSE NAREIT Equity Office Index, from July 18, 2017 (the completion date of the Formation Transaction) through December 31, 2020. The comparison assumes $100 was invested on July 18, 2017 in our common shares and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the FTSE NAREIT Equity Office Index because we believe that it is representative of the industry in which we compete and is relevant to an assessment of our performance. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

TOTAL RETURN PERFORMANCE
INDEX VALUE
140
130
120
110
100
90
80
07/18/17
12/31/17
12/31/18
12/31/19
12/31/20
JBG SMITH Properties
S&P MidCap 400 Index
FTSE NAREIT Equity Office Index

	Period Ending
	7/18/2017	12/31/2017	12/31/2018	12/31/2019	12/31/2020
JBG SMITH Properties	100.00	94.51	97.36	114.18	92.24
S&P MidCap 400 Index	100.00	108.61	96.58	121.88	138.53
FTSE NAREIT Equity Office Index	100.00	102.57	87.70	115.25	94.01

Sales of Unregistered Shares

During the year ended December 31, 2020, we did not sell any unregistered securities.

Repurchases of Equity Securities

The following is a summary of common shares repurchased in 2020:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under the Plan Or Programs
October 1, 2020 - October 31, 2020	-	$-	-	$420,447,972
November 1, 2020 - November 30, 2020	916,864	27.40	916,864	395,304,312
December 1, 2020 - December 31, 2020	2,100	29.91	2,100	395,241,462
Total for the three months ended December 31, 2020	918,964	27.41	918,964
Total for the year ended December 31, 2020	3,776,352	27.72	3,776,352

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Organization and Basis of Presentation

JBG SMITH, a Maryland REIT, owns and operates a portfolio of high-growth commercial and multifamily assets amenitized with ancillary retail. Our portfolio reflects our longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area that have high barriers to entry and vibrant urban amenities. Over half of our portfolio is in National Landing, where we serve as the exclusive developer for Amazon's new headquarters, and where Virginia Tech's new $1 billion Innovation Campus will be located. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the WHI, Amazon, the JBG Legacy Funds and other third parties. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH LP.

We were organized for the purpose of receiving, via the spin-off on July 17, 2017, substantially all the assets and liabilities of Vornado's Washington, D.C. segment. On July 18, 2017, we acquired the management business and certain assets and liabilities of JBG.

References to the financial statements refer to our consolidated financial statements as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020. References to our balance sheets refer to our consolidated balance sheets as of December 31, 2020 and 2019. References to our statements of operations refer to our consolidated statements of operations for each of the three years in the period ended December 31, 2020. References to our statements of cash flows refer to our consolidated statements of cash flows for each of the three years in the period ended December 31, 2020.

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

We compete with many property owners and developers. Our success depends upon, among other factors, trends affecting national and local economies, the financial condition and operating results of current and prospective tenants, the availability and cost of capital, interest rates, construction and renovation costs, taxes, governmental regulations and legislation, population trends, zoning laws, and our ability to lease, sublease or sell our assets at profitable levels. Our success is also subject to our ability to refinance existing debt on acceptable terms as it comes due.

Overview

As of December 31, 2020, our Operating Portfolio consisted of 62 operating assets comprising 41 commercial assets totaling 13.0 million square feet (11.1 million square feet at our share) and 21 multifamily assets totaling 7,800 units (5,999 units at our share). Additionally, we have: (i) two under-construction assets comprising one wholly owned commercial asset totaling 274,000 square feet and one multifamily asset totaling 322 units (161 units at our share); (ii) 10 wholly owned near-term development pipeline assets totaling 5.6 million square feet of estimated potential development density; and (iii) 29 future development pipeline assets totaling 14.8 million square feet (12.0 million square feet at our share) of estimated potential development density.

We continue to focus on our comprehensive plan to reposition our holdings in National Landing in Northern Virginia by executing a broad array of Placemaking strategies. Our Placemaking strategies include the delivery of new multifamily and office developments, locally sourced amenity retail, and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. In keeping with our dedication to Placemaking, each new project is intended to contribute to authentic and distinct neighborhoods by creating a vibrant street environment with robust retail offerings and other amenities including improved public spaces. We have also invested in CBRS wireless spectrum in National Landing as part of our efforts to make National Landing among the first 5G-operable submarkets in the nation.

In November 2018, Amazon announced it had selected sites that we own in National Landing as the location of its new headquarters. We currently have leases with Amazon totaling approximately 857,000 square feet at five office buildings in National Landing. In March 2019, we executed purchase and sale agreements with Amazon for two of our National Landing development sites, Metropolitan Park and Pen Place, which will serve as the initial phase of construction associated with Amazon's new headquarters at National Landing. In January 2020, we sold Metropolitan Park to Amazon for $155.0 million and began constructing two new office buildings thereon, totaling 2.1 million square feet, inclusive of over 50,000 square feet of street-level retail with new shops and restaurants. The sale of Pen Place to Amazon for approximately $149.9 million is expected to close, subject to customary closing conditions, in 2021. We are the developer, property manager and retail leasing agent for Amazon's new headquarters at National Landing.

Outlook

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, a National Emergency was declared in the United States in response to COVID-19. The efforts made by federal, state and local governments to mitigate the spread of COVID-19 included orders requiring the temporary closure of or imposed limitations on the operations of certain non-essential businesses, which have adversely affected many tenants, especially tenants in the retail industry. While it is difficult to determine the long-term impact of COVID-19 on our business, it has adversely impacted our operations in 2020, and we expect it to continue to negatively impact our operations in 2021.

The key areas that have been, and likely will continue to be, negatively impacted include:

●	significantly decreased retail revenue from rent deferral accommodations offered to certain tenants unable to pay rent while stores are closed or not operating at full capacity, resulting in increased credit losses and write-offs against both billed and deferred (straight-line) rent receivables, as discussed below;
●	an increase in multifamily rental defaults as certain tenants fail to pay their rent;
●	a decline in parking revenue as employees of office tenants work from home and transient parking declines (for the year ended December 31, 2020, parking revenue declined by $10.1 million, or 31.7%, compared to 2019);
●	depressed near-term leasing activity in our commercial and multifamily portfolios, including delays in the lease-up of our recently delivered multifamily assets, resulting in higher concessions and lower rents in our multifamily assets;
●	distress among co-working tenants, which comprised approximately 2.2% of our total square feet on a consolidated basis and 3.0% at our share as of December 31, 2020 and the failure on their part to pay rent;
●	increased COVID-19-related cleaning costs at some of our commercial and multifamily assets, partially offset by an overall decrease in operating expenses in our commercial buildings as many tenants' employees work from home;
●	decreased income from the Crystal City Marriott hotel in National Landing due to its temporary closure and lower occupancy. The hotel closed in late-March 2020 and reopened in mid-June 2020. NOI from this asset decreased $3.8 million for the year ended December 31, 2020 compared to 2019; and
●	increased interest expense from borrowings to provide additional liquidity and financial flexibility.

While we are always focused on the long term, we are providing the following data to provide additional information regarding the impact of the pandemic on rent collections for the three months ended December 31, 2020. We make no assurances that our experience to date will be indicative of future performance. In the future, we plan to return to providing only our customary metrics, and we undertake no obligation to continue to provide such information going forward.

●	rent collections for our commercial office tenants were 98.5% (1) on a consolidated basis and 98.6% at our share (2019 annual average rate was 99.7%);
●	rent collections for our multifamily tenants were 98.6% on a consolidated basis and 98.7% at our share (2019 annual average rate was 99.9%); and

●	rent collections for our commercial retail tenants were 74.3% (1) on a consolidated basis and 72.6% at our share (2019 annual average rate was 98.4%).
(1)	Excludes $546,000 of deferred and abated rents, consisting of $100,000 for commercial office tenants and $452,000 for retail tenants. Including these deferred and abated rents, our rent collections for the fourth quarter of 2020 on a consolidated basis would have been 98.4% for commercial office tenants and 70.2% for retail tenants. Our rent collections for January 2021 kept pace with our fourth quarter of 2020 rent collections.

During the year ended December 31, 2020, we recorded $11.2 million of credit losses against billed rent receivables and $19.6 million against deferred (straight-line) rent receivables. These losses are due to the effects of COVID-19, primarily on co-working and retail tenants, that are unable to pay rent while businesses are closed, not operating at full capacity or while employees continue to work from home. During 2020, we recorded $8.2 million of income associated with certain lease guarantees. Additionally, during the second quarter of 2020, we determined that our investment in the unconsolidated real estate venture that owns The Marriott Wardman Park hotel was impaired due to a decline in the fair value of the underlying asset and recorded an impairment loss of $6.5 million. On October 1, 2020, we transferred our interest in this venture to our former venture partner. During 2020, we put all co-working tenants and all retailers except for grocers, pharmacies, essential businesses and certain national credit tenants on the cash basis of accounting.

Although we are experiencing supply chain and labor delays as a result of new job site procedures due to the effects of COVID-19, as of December 31, 2020, all of our construction projects are active and on schedule with the exception of 7900 Wisconsin Avenue, for which we revised the delivery date earlier this year to the first quarter of 2021, a delay of two quarters from the originally estimated completion date. We are not aware of any material impact on the construction timeline for Amazon's new headquarters. We obtained entitlements associated with approximately 820,000 square feet in National Landing immediately prior to Virginia's stay-at-home order in March 2020. These entitlements added approximately 65,000 square feet of potential development density to our future development pipeline.

We anticipate COVID-19 will significantly impact the real estate industry for years to come. Over the short term, uncertainty surrounding the pandemic has and will likely continue to suppress net new demand for office space and bias multifamily leasing to renewals. Retail failures are likely to accelerate, and an already competitive marketplace will favor tenants for years to come. Over the longer term, however, the story is likely to be more nuanced. We believe the maturation of teleworking and the continuing trend to workplace flexibility are here to stay and will likely be felt through an increase in office workers served per square foot of space. We believe this will be a headwind for office rent growth, much as densification served as a headwind over the past decade.

While the unfolding economic downturn continues to be significant, the Washington D.C. metropolitan area has historically proven to be more resilient than other gateway markets. Our concentration in this market, where a high percentage of demand for our businesses is driven by the federal government, government contractors and Amazon-related activity, should soften the anticipated impact of a recession on our business, and has the potential to translate into countercyclical growth. We expect our heavy concentration in Amazon's path of growth at a time like this to bear fruit on multiple fronts. First and foremost, Amazon has historically increased its hiring pace during economic downturns. Recent announcements from Amazon suggest that it intends to accelerate hiring for its new headquarters in National Landing in the years ahead, and that the organization remains fully committed to its planned occupancies in National Landing. In addition, especially if the pandemic were to worsen, the potential for construction cost reductions, an expected decline in the supply pipeline and limited disruptions to permitting and construction, should facilitate pursuit of our multifamily growth plans, especially those related to new development in National Landing. Finally, we expect increased government spending in response to the pandemic to drive more agency and contractor spending locally, which should mitigate the effects of the downturn on our markets and could also provide stimulus for future growth. Though we remain cautious on the short-and medium-term outlook for our business, as the impact of COVID-19 is difficult to predict, we see the potential for strong demand and growth in our markets over the long term.

The significance, extent and duration of the impact of COVID-19 on our business remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time. These developments include: the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the speed of the vaccine roll-out, the effectiveness and willingness of people to take COVID-19 vaccines, the duration of associated immunity and their efficacy against emerging variants of COVID-19, the extent and effectiveness of other containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate, once the current containment measures are lifted, and whether the residential market in the Washington, D.C. region and any of our properties will be materially impacted by the moratoriums on residential evictions, among others. These uncertainties make it difficult to predict operating results for our business for 2021. Therefore, there can be no assurances that we will not experience material declines in revenue, net income, NOI or FFO. For additional information, see "Part II – Item 1A. Risk Factors" included elsewhere in this Annual Report on Form 10-K.

Operating Results

Key highlights of operating results for the year ended December 31, 2020 included:

●	net loss attributable to common shareholders of $62.3 million, or $0.49 per diluted common share, for the year ended December 31, 2020 as compared to net income attributable to common shareholders of $65.6 million, or $0.48 per diluted common share, for the year ended December 31, 2019. Net income (loss) attributable to common shareholders for the years ended December 31, 2020 and 2019 included gains on the sale of real estate of $59.5 million and $105.0 million;
●	third-party real estate services revenue, including reimbursements, of $113.9 million for the year ended December 31, 2020 as compared to $120.9 million for the year ended December 31, 2019;
●	operating commercial portfolio leased and occupied percentages at our share of 88.1% and 87.7% as of December 31, 2020 compared to 91.4% and 88.2% as of December 31, 2019;
●	operating multifamily portfolio leased and occupied percentages at our share of 86.5% and 81.1% as of December 31, 2020 and 89.5% and 87.2% as of December 31, 2019. The decreases are due in part to the movement of The Wren, 901 W Street and 900 W Street into our recently delivered operating assets during 2020. The in-service operating multifamily portfolio was 91.3% leased and 87.8% occupied as of December 31, 2020 as compared to 95.1% leased and 93.3% occupied as of December 31, 2019;
●	the leasing of approximately 897,000 square feet, or 812,000 square feet at our share, at an initial rent (1) of $46.04 per square foot and a GAAP-basis weighted average rent per square foot(2) of $46.05 for the year ended December 31, 2020; and
●	a decrease in same store (3) NOI of 4.3% to $287.9 million for the year ended December 31, 2020 as compared to $300.9 million for the year ended December 31, 2019.
(1)	Represents the cash basis weighted average starting rent per square foot at our share, which excludes free rent and fixed escalations.
(2)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations at our share.
(3)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the year ended December 31, 2020 included:

●	the acquisition of the Americana Portfolio for an aggregate total of $65.0 million. $47.3 million was allocated to the former Americana Hotel site, of which $20.0 million has been deferred until the earlier of the approval of certain entitlements or January 1, 2023, and $17.7 million was allocated to the other three parcels. The former Americana Hotel site has the potential to accommodate up to approximately 550,000 square feet of new development density and is located directly across the street from Amazon’s future headquarters;
●	the sale of Metropolitan Park to Amazon for $155.0 million;
●	the sale of Woodglen, commercial and future development assets located in Rockville, Maryland, by our unconsolidated real estate venture for $17.8 million. We recognized our proportionate share of the loss from the sale of $3.0 million;

●	the sale of Pickett Industrial Park, a commercial asset located in Alexandria, Virginia, by our unconsolidated real estate venture for $46.3 million. We recognized our proportionate share of the gain from the sale of $800,000;
●	borrowings of $500.0 million under our revolving credit facility, which were repaid in July 2020;
●	the amendment of our $1.4 billion credit facility to extend the maturity date of the revolving credit facility to January 2025;
●	a $100.0 million draw under our unsecured term loan;
●	the closing of four separate mortgage loans with an aggregate principal balance of $560.0 million, collateralized by 4747 Bethesda Avenue, The Bartlett, 1221 Van Street and 220 20th Street;
●	the refinancing of the mortgage loan collateralized by RTC-West, increasing the principal balance by $20.2 million;
●	the repayment of the mortgage loan collateralized by WestEnd25 with a principal balance of $94.7 million;
●	a mortgage loan entered into by our real estate venture with Canadian Pension Plan Investment Board with a maximum principal balance of $160.0 million collateralized by 1900 N Street. The venture initially received proceeds of $134.5 million ($74.0 million at our share) from the mortgage loan, with an additional $25.5 million available in the future. We received a $70.8 million distribution from the venture;
●	the payment of dividends totaling $120.0 million and distributions to our noncontrolling interests of $15.0 million;
●	the repurchase and retirement of 3.8 million of our common shares for $104.8 million, an average purchase price of $27.72 per share;
●	the investment of $307.5 million in development, construction in progress and real estate additions; and
●	the investment of $25.3 million to acquire between 30 and 40 megahertz of 5G CBRS wireless spectrum licenses across National Landing.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions that in certain circumstances may significantly impact our financial results. These estimates are prepared using management's best judgment, after considering past and current events and economic conditions. In addition, certain information relied upon by management in preparing such estimates includes internally generated financial and operating information, external market information, when available, and when necessary, information obtained from consultations with third-party experts. Actual results could differ from these estimates. We consider an accounting estimate to be critical if changes in the estimate could have a material impact on our consolidated results of operations or financial condition.

Our significant accounting policies are more fully described in Note 2 to the financial statements; however, the most critical accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows:

Asset Acquisitions and Business Combinations

We account for asset acquisitions, which includes the consolidation of previously unconsolidated real estate ventures, at cost, including transaction costs, plus the fair value of any assumed debt. We estimate the fair values of acquired tangible assets (consisting of real estate, cash and cash equivalents, tenant and other receivables, investments in unconsolidated real estate ventures and other assets, as applicable), identified intangible assets and liabilities (consisting of in-place leases, above- and below-market leases, options to enter into ground leases and management contracts, as applicable), assumed debt and other liabilities, and noncontrolling interests, as applicable, based on our evaluation of information and estimates available at the date of acquisition. Based on these estimates, we allocate the purchase price, including all transaction costs related to the acquisition and any contingent consideration, to the identified assets acquired and liabilities assumed based on their relative fair value.

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

The fair values of buildings are determined using the "as-if vacant" approach whereby we use discounted cash flow models with inputs and assumptions that we believe are consistent with current market conditions for similar assets. The most significant assumptions in determining the allocation of the purchase price to buildings are the exit capitalization rate, discount rate, estimated market rents and hypothetical expected lease-up periods. We assess the fair value of land based on market comparisons and development projects using an income approach of cost plus a margin.

The fair values of identified intangible assets are determined based on the following:

●	The value allocable to the above- or below-market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired lease) of the difference between: (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management's estimate of the amounts that would be received using market rates over the remaining term of the lease. Amounts allocated to above- market leases are recorded as lease intangible assets in "Other assets, net" in our balance sheets, and amounts allocated to below-market leases are recorded as lease intangible liabilities in "Other liabilities, net" in our balance sheets. These intangibles are amortized to "Property rental revenue" in our statements of operations over the remaining terms of the respective leases;
●	Factors considered in determining the value allocable to in-place leases during hypothetical lease-up periods related to space that is leased at the time of acquisition include: (i) lost rent and operating cost recoveries during the hypothetical lease-up period and (ii) theoretical leasing commissions required to execute similar leases. These intangible assets are recorded as lease intangible assets in "Other assets, net" in our balance sheets and are amortized to "Depreciation and amortization expense" in our statements of operations over the remaining term of the existing lease; and
●	The fair value of the in-place property management, leasing, asset management, and development and construction management contracts is based on revenue and expense projections over the estimated life of each contract discounted using a market discount rate. These management contract intangibles are amortized to "Depreciation and amortization expense" in our statements of operations over the weighted average life of the management contracts.

The fair value of investments in unconsolidated real estate ventures and redeemable noncontrolling interests is based on the estimated fair values of the identified assets acquired and liabilities assumed of each venture, including future expected cash flows from promote interests.

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

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred and are included in "Property operating expenses" in our statements of operations. As real estate is undergoing redevelopment activities, all property operating expenses directly associated with and attributable to the redevelopment, including interest expense, are capitalized to the extent that we believe such costs are recoverable through the value of the property. The capitalization period ends when the asset is ready for its intended use, but no later than one year from substantial completion of major construction activities. General and administrative costs are expensed as incurred. Depreciation and amortization require an estimate of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. Depreciation and amortization are recognized on a straight-line basis over estimated useful lives, which range from three to 40 years. Tenant improvements are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the tenant improvements. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income (loss) for the period.

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

Our assets and related intangible assets are reviewed for impairment whenever there are changes in circumstances or indicators that the carrying amount of the assets may not be recoverable. These indicators may include operating performance, intended holding periods, costs in excess of budgets for under-construction assets, and adverse changes in circumstances. An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Estimates of future cash flows are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. An impairment loss is recognized if the carrying amount of the asset is not recoverable and is measured based on the excess of the property's carrying amount over its estimated fair value. If our estimates of future cash flows, anticipated holding periods, or fair values change, based on market conditions or otherwise, our evaluation of impairment losses may be different and such differences could be material to our financial statements. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.

Investments in Real Estate Ventures

We analyze each real estate venture to determine whether the entity should be consolidated. If it is determined that an entity is a VIE in which we have a variable interest, we assess whether we are the primary beneficiary of the VIE to determine whether it should be consolidated. We are not the primary beneficiary of an entity when we do not have voting control, lack the power to direct the activities that most significantly impact the entity's economic performance, or the limited partners (or non-managing members) have substantive participatory rights. If it is determined that the entity is not a VIE, then the determination as to whether we consolidate is based on whether we have a controlling financial interest in the entity, which is based on our voting interests and the degree of influence we have over the entity. Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling financial interest in, an entity in which we have a variable interest. Factors considered in determining whether we have the power to direct the activities that most significantly impact the entity's economic performance include voting rights, involvement in day-to-day capital and operating decisions, and the extent of our involvement in the entity.

We use the equity method of accounting for investments in unconsolidated real estate ventures when we have significant influence, but do not have a controlling financial interest. Significant influence is typically indicated through ownership of 20% or more of the voting interests. Under the equity method, we record our investments in these entities in "Investments in unconsolidated real estate ventures" on our balance sheets, and our proportionate share of earnings or losses earned by the real estate venture is recognized in "Income (loss) from unconsolidated real estate ventures, net" in the accompanying statements of operations. We earn revenue from the management services we provide to unconsolidated real estate ventures. These fees are determined in accordance with the terms specific to each arrangement and may include property and asset management fees, or transactional fees for leasing, acquisition, development and construction, financing and legal services provided. We account for this revenue gross of our ownership interest in each respective real estate venture and recognize such revenue in "Third-party real estate services, including reimbursements" in our statements of operations when earned. Our proportionate share of related expenses is recognized in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations.

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

On a periodic basis, we evaluate our investments in unconsolidated real estate ventures for impairment. We assess whether there are any indicators, including underlying property operating performance and general market conditions, that the value of our investments in unconsolidated real estate ventures may be impaired. An investment in a real estate venture is considered impaired if we determine that its fair value is less than the net carrying value of the investment in that real estate venture on an other-than-temporary basis. Cash flow projections for the investments consider property level factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. We consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include the age of the venture, our intent and ability to retain our investment in the entity, financial condition and long-term prospects of the entity and relationships with our partners and banks. If we believe that the decline in the fair value of the investment is temporary, no impairment loss is recorded. If our analysis indicates that there is an other-than temporary impairment related to the investment in a particular real estate venture, the carrying value of the venture will be adjusted to an amount that reflects the estimated fair value of the investment.

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

Property rental revenue includes base rent each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of periodic step-ups in rent and rent abatements under the lease. When a renewal option is included within the lease, we assess whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Further, property rental revenue includes tenant reimbursement revenue from the recovery of all or a portion of the operating expenses and real estate taxes of the respective assets. Tenant reimbursements, which vary each period, are non-lease components that are not the predominant activity within the contract. We have elected the practical expedient that allows us to combine certain lease and non-lease components of our operating leases. Non-lease components are recognized together with fixed base rent in "Property rental revenue", as variable lease income in the same periods as the related expenses are incurred. Certain commercial leases may also provide for the payment by the lessee of additional rents based on a percentage of sales, which are recorded as variable lease income in the period the additional rents are earned.

We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and when the leased space is substantially ready for its intended use. In circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of property rental revenue on a straight-line basis over the term of the lease commencing when the tenant takes possession of the space. Differences between rental revenue recognized and amounts due under the respective lease agreements are recorded as an increase or decrease to "Deferred rent receivable, net" on our balance sheets. Property rental revenue also includes the amortization or accretion of acquired above-and below-market leases. We periodically evaluate the collectability of amounts due from tenants and recognize an adjustment to property rental revenue for accounts receivable and deferred rent receivable if we conclude it is not probable we will collect the remaining lease payments under the lease agreements. Any changes to the provision for lease revenue determined to be not probable of collection are included in "Property rental revenue" in our statements of operations. We exercise judgment in assessing the probability of collection and consider payment history and current credit status in making this determination.

Third-party real estate services revenue, including reimbursements, includes property and asset management fees, and transactional fees for leasing, acquisition, development and construction, financing, and legal services. These fees are determined in accordance with the terms specific to each arrangement and are recognized as the related services are performed. Development fees are earned from providing services to third-party property owners and our unconsolidated real estate ventures. The performance obligations associated with our development services contracts are satisfied over time and we recognize our development fee revenue using a time-based measure of progress over the course of the development project due to the stand-ready nature of the promised services. The transaction prices for our performance obligations that are expected to be completed in greater than twelve months are variable based on the costs ultimately incurred to develop the underlying assets. Judgments impacting the timing and amount of revenue recognized from our development services contracts include the determination of the nature and number of performance obligations within a contract, estimates of total development project costs, from which the fees are typically derived, and estimates of the period of time over which the development services are expected to be performed, which is the period over which the revenue is recognized. We recognize development fees earned from unconsolidated joint venture projects to the extent of the third-party partners' ownership interest.

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

Compensation expense is based on the fair value of our common shares at the date of the grant and is recognized ratably over the vesting period using a graded vesting attribution model. We account for forfeitures as they occur. Distributions paid on unvested OP Units, LTIP Units, Time-Based LTIP Units and Performance-Based LTIP Units are recorded to "Redeemable noncontrolling interests" in our balance sheets.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of recent accounting pronouncements.

Results of Operations

This following discusses certain line items from our 2020 and 2019 statements of operations and the year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 25, 2020, which is incorporated herein by reference.

During 2019 and 2020, we sold the Disposed Properties. In December 2020, we acquired the Americana Portfolio, which did not have a material impact on our statement of operations for the year ended December 31, 2020. In December 2019, we acquired F1RST Residences.

Comparison of the Year Ended December 31, 2020 to 2019

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the year ended December 31, 2020 as compared to the same period in 2019:

	Year Ended December 31,
	2020	2019	% Change

	(Dollars in thousands)
Property rental revenue	$458,958	$493,273	(7.0)%
Third-party real estate services revenue, including reimbursements	113,939	120,886	(5.7)%
Depreciation and amortization expense	221,756	191,580	15.8%
Property operating expense	145,625	137,622	5.8%
Real estate taxes expense	70,958	70,493	0.7%
General and administrative expense:
Corporate and other	46,634	46,822	(0.4)%
Third-party real estate services	114,829	113,495	1.2%
Share-based compensation related to Formation Transaction and special equity awards	31,678	42,162	(24.9)%
Transaction and other costs	8,670	23,235	(62.7)%
Loss from unconsolidated real estate ventures, net	20,336	1,395	1,357.8%
Interest expense	62,321	52,695	18.3%
Gain on sale of real estate	59,477	104,991	(43.4)%
Loss on extinguishment of debt	62	5,805	(98.9)%
Impairment loss	10,232	—	*

*  Not meaningful.

Property rental revenue, decreased by $34.3 million, or 7.0%, to $459.0 million in 2020 from $493.3 million in 2019. The decrease was primarily due to a $35.1 million decrease related to the Disposed Properties, a $23.7 million decrease from the deferral of rent and the write-off of deferred rent receivable for tenants that were placed on the cash basis of accounting and an increase in uncollectable operating lease receivables attributable to COVID-19, a $6.8 million decrease related to 2100 Crystal Drive, which is currently vacant until Amazon takes occupancy of the entire building in 2021, and a $9.1 million decrease in our same-store multifamily assets due to lower occupancy and lower rents attributable to COVID-19. The decrease in property rental revenue was partially offset by a $14.4 million increase related to 4747 Bethesda Avenue and West Half, both of which were placed into service during the second half of 2019, a $13.3 million increase related to the commencement of leases with Amazon at 1800 South Bell Street, 241 18th Street South and 2200 Crystal Drive, an $8.1 million increase related to F1RST Residences, which was acquired in December 2019 and a $3.2 million increase at 1901 South Bell Street due to higher tenant reimbursements for construction services.

Third-party real estate services revenue, including reimbursements, decreased by $6.9 million, or 5.7%, to $113.9 million in 2020 from $120.9 million in 2019. The decrease was primarily due to a $4.3 million decrease in asset management fees and a $2.3 million decrease in property management fees due to the sale of assets within the JBG Legacy Funds, a $4.2 million decrease in development fee income primarily related to the timing of development projects and a $1.8 million decrease in leasing fees from lower leasing volume due to the impact of COVID-19. The decrease in third-party real estate services revenue was partially offset by a $3.0 million increase in other service revenue, a $1.3 million increase in construction management fees and a $1.2 million increase in reimbursements revenue.

Depreciation and amortization expense increased by $30.2 million, or 15.8%, to $221.8 million in 2020 from $191.6 million in 2019. The increase was primarily due to an $18.6 million increase related to 4747 Bethesda Avenue, West Half, The Wren and 901 W Street, which were placed into service in the second half of 2019 and during 2020, a $14.1 million increase related to 2000 South Bell Street and 2001 South Bell Street due to the shortening of the existing buildings' useful lives, a $5.9 million increase related to tenant improvements being placed into service related to leases with Amazon and a $4.9 million increase related to F1RST Residences. The increase in depreciation and amortization expense was partially offset by a $13.9 million decrease related to the Disposed Properties.

Property operating expense increased by $8.0 million, or 5.8%, to $145.6 million in 2020 from $137.6 million in 2019. The increase was primarily due to a $7.1 million increase related to 4747 Bethesda Avenue, West Half, The Wren and 901 W Street, which were placed into service in the second half of 2019 and during 2020, a $4.4 million increase related to 1901 South Bell Street due to costs incurred for construction management services provided to tenants, a $3.9 million increase in property operating expenses across our same store multifamily asset pool, primarily due to higher operating costs as a result of COVID-19, and a $3.1 million increase related to F1RST Residences. The increase in property operating expense was partially offset by an $8.7 million decrease related to the Disposed Properties.

Real estate tax expense increased by $465,000, or 0.7%, to $71.0 million in 2020 from $70.5 million in 2019. The increase was primarily due to a $3.7 million increase at 4747 Bethesda Avenue, West Half, The Wren and 901 W Street as those assets were placed into service, a $1.3 million increase related to F1RST Residences and an increase in real estate tax assessments for various properties throughout the portfolio. The increase in real estate tax expense was partially offset by a $5.1 million decline related to the Disposed Properties.

General and administrative expense: corporate and other decreased by $188,000, or 0.4%, to $46.6 million in 2020 from $46.8 million in 2019. The decrease was primarily due to declines in professional fees, rent expense, and travel and entertainment expense, partially offset by an increase in share-based compensation expense from the issuance of the 2020 equity awards and an increase in compensation costs.

General and administrative expense: third-party real estate services increased by $1.3 million, or 1.2%, to $114.8 million in 2020 from $113.5 million in 2019. The increase was primarily due to an increase in share-based compensation expense from the issuance of the 2020 equity awards, partially offset by a decrease in rent expense.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by $10.5 million, or 24.9%, to $31.7 million in 2020 from $42.2 million in 2019. The decrease was primarily due to the graded vesting of certain awards issued in prior years, which results in lower expense as portions of the awards become vested.

Transaction and other costs of $8.7 million in 2020 includes $4.0 million of costs related to a charitable commitment to the Washington Housing Conservancy, a non-profit that acquires and owns affordable workforce housing in the Washington D.C. metropolitan region, $3.7 million of integration and severance costs and $682,000 of demolition costs related to several under development properties. Transaction and other costs of $23.2 million in 2019 includes $10.9 million of expenses related to the relocation of our corporate headquarters primarily due to an impairment loss on the right-of-use assets for leases associated with our former corporate headquarters, $5.4 million of demolition costs related to 1900 Crystal Drive, $5.3 million of integration and severance costs, $1.0 million of costs related to a contribution to the Washington Housing Conservancy and $651,000 of expenses related to other completed, potential and pursued transactions.

Loss from unconsolidated real estate ventures increased by $18.9 million to $20.3 million for 2020 compared to $1.4 million in 2019. The increase was primarily due to a $6.5 million impairment loss related to an investment in a former unconsolidated real estate venture due to a decline in the fair value of The Marriott Wardman Park hotel, and losses resulting from the hotel's closure in March 2020 due to the effects of COVID-19, a $6.1 million decrease from the deferral of rent and the write-off of deferred rent receivables for tenants that were placed on the cash basis of accounting and an increase in uncollectable operating lease receivables attributable to COVID-19, and a $3.0 million loss from the sale of Woodglen by an unconsolidated real estate venture. The decrease was also due to the recognition of $6.4 million of income during 2019 primarily related to distributions from the real estate venture that owns 1101 17th Street. The increase in loss from unconsolidated real estate ventures was partially offset by an $800,000 gain from the sale of Pickett Industrial Park by our unconsolidated real estate venture in October 2020.

Interest expense increased by $9.6 million, or 18.3%, to $62.3 million in 2020 from $52.7 million in 2019. The increase was primarily due to higher average outstanding balances under our revolving credit facility and our unsecured term loans, and new mortgage loans collateralized by 4747 Bethesda Avenue, 1221 Van Street and 220 20th Street. The increase was also due to a $16.6 million decrease in capitalized interest primarily due to the placing into service of West Half, 4747 Bethesda Avenue, The Wren and 901 W Street. The increase in interest expense was partially offset by lower interest rates, the repayment of several mortgages payable during 2019 and a $10.3 million decrease related to the Disposed Properties.

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

Impairment loss of $10.2 million in 2020 was due to the decline in fair value of One Democracy Plaza, a commercial real estate asset located in Bethesda, Maryland, which was written down to its estimated fair value.

FFO

FFO is a non-GAAP financial measure computed in accordance with the definition established by NAREIT in the NAREIT FFO White Paper - 2018 Restatement. NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, including our share of such adjustments for unconsolidated real estate ventures.

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

The following is the reconciliation of net income (loss) attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Year Ended December 31,
	2020	2019	2018

Net income (loss) attributable to common shareholders	$(62,303)	$65,571	$39,924
Net income (loss) attributable to redeemable noncontrolling interests	(4,958)	8,573	6,710
Net loss attributable to noncontrolling interests	—	—	(21)
Net income (loss)	(67,261)	74,144	46,613
Gain on sale of real estate	(59,477)	(104,991)	(52,183)
Loss (gain) on sale from unconsolidated real estate ventures	2,126	(335)	(36,042)
Real estate depreciation and amortization	211,455	180,508	201,062
Real estate impairment loss (1)	7,805	—	—
Impairment of investment in unconsolidated real estate venture (2)	6,522	—	—
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	28,949	20,577	25,039
FFO attributable to noncontrolling interests in consolidated real estate ventures	(9)	(7)	(51)
FFO attributable to OP Units	130,110	169,896	184,438
FFO attributable to redeemable noncontrolling interests	(14,163)	(19,306)	(25,798)
FFO attributable to common shareholders	$115,947	$150,590	$158,640
(1)	In connection with the preparation and review of our 2020 annual financial statements, we determined that One Democracy Plaza, a commercial asset located in Bethesda, Maryland, was impaired due to a decline in the fair value of the asset and recorded an impairment loss of $10.2 million, of which $7.8 million related to real estate. The remaining $2.4 million of the impairment loss was attributable to the right-of-use asset associated with the property’s ground lease and was not added back to "Net income (loss) attributable to common shareholders" to arrive at "FFO attributable to common shareholders."
(2)	During the second quarter of 2020, we determined that our investment in the venture that owns The Marriott Wardman Park hotel was impaired due to a decline in the fair value of the underlying asset and recorded an impairment loss of $6.5 million, which reduced the net book value of our investment to zero, and we suspended equity loss recognition for the venture after June 30, 2020. On October 1, 2020, we transferred our interest in this venture to our former venture partner.

NOI and Same Store NOI

NOI is a non-GAAP financial measure management uses to assess a segment's performance. The most directly comparable GAAP measure is net income (loss) attributable to common shareholders. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only property related revenue (which includes base rent, tenant reimbursements and other operating revenue, net of free rent and payments associated with assumed lease liabilities) less operating expenses and ground rent, if applicable. NOI also excludes deferred rent, related party management fees, interest expense, and certain other non-cash adjustments, including the accretion of acquired below-market leases and amortization of acquired above-market leases and below-market ground lease intangibles. Management uses NOI as a supplemental performance measure for our assets and believes it provides useful information to investors because it reflects only those revenue and expense items that are incurred at the asset level, excluding non-cash items. In addition, NOI is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. However, because NOI excludes depreciation and amortization and captures neither the changes in the value of our assets that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our assets, all of which have real economic effect and could materially impact the financial performance of our assets, the utility of NOI as a measure of the operating performance of our assets is limited. NOI presented by us may not be comparable to NOI reported by other REITs that define these measures differently. We believe that to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income (loss) attributable to common shareholders as presented in our financial statements. NOI should not be considered as an alternative to net income (loss) attributable to common shareholders as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions

During the year ended December 31, 2020, our same store pool changed from the prior year due to the inclusion of 1700 M Street and our 50% interest in Central Place Tower, and the exclusion of Woodglen and Pickett Industrial Park, which were sold by our unconsolidated real estate ventures, and 2000 and 2001 South Bell Street, which was taken out of service for redevelopment. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under-construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same store NOI decreased by $13.0 million, or 4.3%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease in same store NOI for the year ended December 31, 2020 was substantially all attributable to COVID-19, including: (i) lower occupancy, higher concessions, lower rents, higher operating costs, and an increase in uncollectable operating lease receivables at our multifamily properties, (ii) rent deferrals, an increase in uncollectable operating lease receivables and a decline in parking revenue at our commercial properties, and (iii) lower occupancy at the Crystal City Marriott. These declines were partially offset by the burn-off of rent abatement across our commercial portfolio, resulting in flat same store NOI for the commercial assets.

The following is the reconciliation of net income attributable to common shareholders to NOI and same store NOI:

	Year Ended December 31,
	2020	2019

Net income (loss) attributable to common shareholders	$(62,303)	$65,571
Add:
Depreciation and amortization expense	221,756	191,580
General and administrative expense:
Corporate and other	46,634	46,822
Third-party real estate services	114,829	113,495
Share-based compensation related to Formation Transaction and special equity awards	31,678	42,162
Transaction and other costs	8,670	23,235
Interest expense	62,321	52,695
Loss on extinguishment of debt	62	5,805
Impairment loss	10,232	—
Income tax benefit	(4,265)	(1,302)
Net income (loss) attributable to redeemable noncontrolling interests	(4,958)	8,573
Less:
Third-party real estate services, including reimbursements revenue	113,939	120,886
Other revenue	15,372	7,638
Loss from unconsolidated real estate ventures, net	(20,336)	(1,395)
Interest and other income (loss), net	(625)	5,385
Gain on sale of real estate	59,477	104,991
Consolidated NOI	256,829	311,131
NOI attributable to unconsolidated real estate ventures at our share	27,693	21,797
Non-cash rent adjustments (1)	5,535	(34,359)
Other adjustments (2)	6,058	13,979
Total adjustments	39,286	1,417
NOI	296,115	312,548
Less: out-of-service NOI loss (3)	(5,789)	(7,013)
Operating Portfolio NOI	301,904	319,561
Non-same store NOI (4)	14,028	18,706
Same store NOI (5)	$287,876	$300,855

Change in same store NOI	(4.3)%
Number of properties in same store pool	52
(1)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.
(2)	Adjustment to include other revenue and payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue and allocated corporate general and administrative expenses to operating properties.
(3)	Includes the results of our under-construction assets, and near-term and future development pipelines.
(4)	Includes the results of properties that were not in-service for the entirety of both periods being compared and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(5)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared except for properties that are being phased out of service for future development.

Reportable Segments

We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. We defined our reportable segments to be aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our CODM, makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we aggregate our operating segments into three reportable segments (commercial, multifamily, and third-party asset management and real estate services) based on the economic characteristics and nature of our assets and services.

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

	Year Ended December 31,
	2020	2019

Property management fees	$20,178	$22,437
Asset management fees	9,791	14,045
Development fees	11,496	15,655
Leasing fees	5,594	7,377
Construction management fees	2,966	1,669
Other service revenue	7,255	4,269
Third-party real estate services revenue, excluding reimbursements	57,280	65,452
Reimbursement revenue (1)	56,659	55,434
Third-party real estate services revenue, including reimbursements	113,939	120,886
Third-party real estate services expenses	114,829	113,495
Third-party real estate services revenue less expenses	$(890)	$7,391
(1)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Third-party real estate services revenue, including reimbursements, decreased by $6.9 million, or 5.7%, to $113.9 million in 2020 from $120.9 million in 2019. The decrease was primarily due to a $4.3 million decrease in asset management fees and a $2.3 million decrease in property management fees due to the sale of assets within the JBG Legacy Funds, a $4.2 million decrease in development fee income primarily related to the timing of development projects and a $1.8 million decrease in leasing fees due to the impact of COVID-19. The decrease in third-party real estate services revenue was partially offset by a $3.0 million increase in other service revenue, a $1.3 million increase in construction management fees and a $1.2 million increase in reimbursements revenue.

Third-party real estate services expenses increased by $1.3 million, or 1.2%, to $114.8 million in 2020 from $113.5 million in 2019. The increase was primarily due to an increase in share-based compensation expense from the issuance of the 2020 equity awards, partially offset by a decrease in rent expense.

Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

Property revenue is calculated as property rental revenue plus other property revenue (primarily parking revenue). Property expense is calculated as property operating expenses plus real estate taxes. Consolidated NOI is calculated as total property revenue less total property expense. See Note 19 to the financial statements for the reconciliation of net income (loss)

attributable to common shareholders to consolidated NOI for the years ended December 31, 2020 and 2019. The following is a summary of NOI by segment:

	Year Ended December 31,
	2020	2019

Property revenue:
Commercial	$359,291	$408,904
Multifamily	121,886	116,710
Other (1)	(7,765)	(6,368)
Total property revenue	473,412	519,246

Property expense:
Commercial	153,096	163,292
Multifamily	66,741	50,257
Other (1)	(3,254)	(5,434)
Total property expense	216,583	208,115

Consolidated NOI:
Commercial	206,195	245,612
Multifamily	55,145	66,453
Other (1)	(4,511)	(934)
Consolidated NOI	$256,829	$311,131
(1)	Includes activity related to future development pipeline assets and corporate entities, and the elimination of intersegment activity.

Comparison of the Year Ended December 31, 2020 to 2019

Commercial: Property rental revenue decreased by $49.6 million, or 12.1%, to $359.3 million in 2020 from $408.9 million in 2019. Consolidated NOI decreased by $39.4 million, or 16.0%, to $206.2 million in 2020 from $245.6 million in 2019. The decrease in property revenue and consolidated NOI was primarily due to the sale of the Disposed Properties and a decrease in property rental revenue due to the deferral of rent and the write-off of deferred rent balances for tenants that were placed on the cash basis of accounting and an increase in uncollectable operating lease receivables attributable to COVID-19. The decrease in property revenue and consolidated NOI was partially offset by an increase in revenue from 4747 Bethesda Avenue, which was placed into service during the fourth quarter of 2019, and the commencement of leases with Amazon at 1800 South Bell Street, 241 18th Street South and 2200 Crystal Drive.

Multifamily: Property rental revenue increased by $5.2 million, or 4.4%, to $121.9 million in 2020 from $116.7 million in 2019. Consolidated NOI decreased by $11.3 million, or 17.0%, to $55.1 million in 2020 from $66.5 million in 2019. The increase in property revenue was primarily due to the acquisition of F1RST Residences and the placing of West Half, The Wren and 901 W Street into service in the second half of 2019 and during 2020, partially offset by a decrease in our same store multifamily assets due to lower occupancy, higher concessions, lower rents, higher operating costs and an increase in uncollectable operating lease receivables, which were attributable to the impact of COVID-19. Further, the decline in consolidated NOI was also due to a reduction in capitalized expenses at West Half, The Wren and 901 W Street as the assets were placed into service.

Liquidity and Capital Resources

Property rental income is our primary source of operating cash flow and is dependent on many factors including occupancy levels and rental rates, as well as our tenants' ability to pay rent. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the WHI, Amazon, the JBG Legacy Funds and other third parties. Our assets provide a relatively consistent level of cash flow that enables us to pay operating expenses, debt service, recurring capital expenditures, dividends to shareholders and distributions to holders of OP Units. Other sources of liquidity to fund cash requirements include proceeds from financings, asset sales and the issuance and sale of equity securities. We anticipate that cash flows from continuing operations and proceeds from financings, recapitalizations and asset sales, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, any dividends to shareholders and distributions to holders of OP Units over the next 12 months.

Financing Activities

The following is a summary of mortgages payable:

	Weighted Average
	Effective	December 31,
	Interest Rate (1)	2020	2019

		(In thousands)
Variable rate (2)	2.18%	$678,346	$2,200
Fixed rate (3)	4.32%	925,523	1,125,648
Mortgages payable		1,603,869	1,127,848
Unamortized deferred financing costs and premium/discount, net		(10,131)	(2,071)
Mortgages payable, net		$1,593,738	$1,125,777
(1)	Weighted average effective interest rate as of December 31, 2020.
(2)	Includes a variable rate mortgage payable with an interest rate cap agreement as of December 31, 2020.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

As of December 31, 2020 and 2019, the net carrying value of real estate collateralizing our mortgages payable totaled $1.8 billion and $1.4 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgages payable are recourse to us. See Note 20 to the financial statements for additional information. We were not in default under any mortgage loan as of December 31, 2020.

During the year ended December 31, 2020, we entered into four separate mortgage loans with an aggregate principal balance of $560.0 million, collateralized by 4747 Bethesda Avenue, The Bartlett, 1221 Van Street and 220 20th Street, and refinanced the mortgage payable collateralized by RTC-West, increasing the principal balance by $20.2 million. In December 2020, we repaid the mortgage payable collateralized by WestEnd25 with a principal balance of $94.7 million.

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

As of December 31, 2020 and 2019, we had various interest rate swap and cap agreements on certain of our mortgages payable with an aggregate notional value of $1.3 billion and $867.6 million. During the year ended December 31, 2020, we entered into various interest rate cap agreements on certain of our mortgages payable with an aggregate notional value of $560.0 million. During the year ended December 31, 2019, in connection with the repayment of the loan encumbering Central Place Tower, we terminated various interest rate swaps with an aggregate notional value of $220.0 million. See Note 18 to the financial statements for additional information.

As of December 31, 2020, our $1.4 billion credit facility consisted of a $1.0 billion revolving credit facility maturing in January 2025, a $200.0 million Tranche A-1 Term Loan maturing in January 2023 and a $200.0 million Tranche A-2 Term Loan maturing in July 2024.

Based on the terms as of December 31, 2020, the interest rate for the credit facility varies based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets and ranges (i) in the case of the revolving credit facility, effective January 2020, from LIBOR plus 1.05% to LIBOR plus 1.50%, (ii) in the case of the Tranche A-1 Term Loan, from LIBOR plus 1.20% to LIBOR plus 1.70% and (iii) in the case of the Tranche A-2 Term Loan, from LIBOR plus 1.15% to LIBOR plus 1.70%. There are various LIBOR options in the credit facility, and we elected the one-month LIBOR option as of December 31, 2020. We were not in default under our credit facility as of December 31, 2020.

The following is a summary of amounts outstanding under the credit facility:

	Effective	December 31,
	Interest Rate (1)	2020	2019

		(In thousands)
Revolving credit facility (2) (3) (4)	1.19%	$—	$200,000

Tranche A-1 Term Loan (5)	2.59%	$200,000	$100,000
Tranche A-2 Term Loan (6)	2.49%	200,000	200,000
Unsecured term loans		400,000	300,000
Unamortized deferred financing costs, net		(2,021)	(2,705)
Unsecured term loans, net		$397,979	$297,295
(1)	Effective interest rate as of December 31, 2020.
(2)	As of both December 31, 2020 and 2019, letters of credit with an aggregate face amount of $1.5 million were outstanding under our revolving credit facility.
(3)	As of December 31, 2020 and 2019, net deferred financing costs related to our revolving credit facility totaling $6.7 million and $3.1 million were included in "Other assets, net."
(4)	The interest rate for the revolving credit facility excludes a 0.15% facility fee.
(5)	As of December 31, 2020 and 2019, $200.0 million and $100.0 million of the outstanding balance was fixed by interest rate swap agreements. As of December 31, 2020, the interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.39%.
(6)	As of December 31, 2020 and 2019, $200.0 million and $137.6 million of the outstanding balance was fixed by interest rate swap agreements. As of December 31, 2020, the interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.34%.

Our existing floating rate debt instruments, including our credit facility, and our hedging arrangements currently use as a reference rate the USD-LIBOR, and we expect a transition from LIBOR to another reference rate due to plans to phase out the reference rate by the end of 2021, after which point its continuation cannot be assured. Though an alternative reference rate for USD-LIBOR, the SOFR, exists, significant uncertainties still remain. We can provide no assurance regarding the future of LIBOR and when our LIBOR-based instruments will transition from USD-LIBOR as a reference rate to SOFR or another reference rate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.

Common Shares Repurchased

In March 2020, our Board of Trustees authorized the repurchase of up to $500 million of our outstanding common shares. During the year ended December 31, 2020, we repurchased and retired 3.8 million common shares for $104.8 million, an average purchase price of $27.72 per share.

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

Liquidity Requirements

Our principal liquidity needs for the next 12 months and beyond are to fund:

●	normal recurring expenses;
●	debt service and principal repayment obligations, including balloon payments on maturing debt;
●	capital expenditures, including major renovations, tenant improvements and leasing costs;
●	development expenditures;
●	dividends to shareholders and distributions to holders of OP Units
●	common share repurchases; and
●	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests therein.

We expect to satisfy these needs using one or more of the following:

●	cash and cash equivalent balances;
●	cash flows from operations;
●	distributions from real estate ventures; and
●	proceeds from financings, recapitalizations and asset sales.

While we do not expect the need to do so during the next 12 months, we also can issue equity securities to raise funds.

While we have not experienced a significant impact to date in this regard, we expect COVID-19 to continue to have an adverse impact on our liquidity and capital resources. Future decreases in cash flows from operations resulting from tenant defaults, rent deferrals or decreases in our rents or occupancy, would decrease the cash available for the capital uses described above.

In light of the current lack of visibility regarding the long-term impact of COVID-19 on our revenue, we have taken various steps to mitigate its adverse effect on our liquidity, including the deferral of planned discretionary capital expenditures for our operating assets for 2020 and 2021. During the year ended December 31, 2020, we repaid $500.0 million of draws under our revolving credit facility, in part with the proceeds from three separate mortgage loans with an aggregate principal balance of $385.0 million, collateralized by The Bartlett, 1221 Van Street and 220 20th Street. We also made a $100.0 million draw on our Tranche A-1 Term Loan in April 2020, and repaid a mortgage payable collateralized by WestEnd25 with a principal balance of $94.7 million in December 2020. As of December 31, 2020, we have $998.5 million of remaining availability under our credit facility (net of outstanding letters of credit totaling $1.5 million). As of December 31, 2020, mortgages payable totaling $1.1 million on a consolidated basis and $103.4 million at our share are scheduled to mature in 2021.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of December 31, 2020:

	Total	2021	2022	2023	2024	2025	Thereafter

	(In thousands)
Contractual cash obligations (principal and interest):
Debt obligations (1) (2)	$2,302,336	$71,156	$176,173	$422,401	$365,546	$581,682	$685,378
Operating leases (3)	14,867	2,550	2,266	1,202	1,263	1,327	6,259
Finance leases (3)	304,129	1,020	1,040	1,061	1,082	1,104	298,822
Other	3,857	2,005	955	888	6	3	—
Total contractual cash obligations (4)	$2,625,189	$76,731	$180,434	$425,552	$367,897	$584,116	$990,459
(1)	Interest was computed giving effect to interest rate hedges. One-month LIBOR of 0.14% was applied to loans which are variable (no hedge) or variable with an interest rate cap. Additionally, we assumed no additional borrowings on construction loans.
(2)	Excludes our proportionate share of unconsolidated real estate venture indebtedness. See additional information in Off-Balance Sheet Arrangements section below.
(3)	We recognize operating and finance lease right-of-use assets and lease liabilities in our balance sheet associated with our corporate office lease and various ground leases for which we are the lessee. See Note 20 to the financial statements for additional information.
(4)	Excludes obligations related to construction or development contracts totaling $18.9 million ($9.6 million related to our consolidated entities and $9.3 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, since payments are only due upon satisfactory performance under the contracts. Also excludes committed tenant-related obligations totaling $56.1 million ($52.3 million related to our consolidated entities and $3.8 million related to our unconsolidated real estate ventures at our share) as timing and amounts of payments are uncertain and may only be due upon satisfactory performance of certain conditions. See Commitments and Contingencies section below for additional information.

As of December 31, 2020, we have capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $56.1 million.

In December 2020, our Board of Trustees declared a quarterly dividend of $0.225 per common share, which was paid on January 11, 2021.

Summary of Cash Flows

The following summary discussion of our cash flows is based on our statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Year Ended December 31,
	2020	2019

	(In thousands)
Net cash provided by operating activities	$169,021	$173,986
Net cash used in by investing activities	(167,690)	(240,672)
Net cash provided by (used in) financing activities	119,489	(190,330)

Cash Flows for the Year Ended December 31, 2020

Cash and cash equivalents, and restricted cash increased $120.8 million to $263.3 million as of December 31, 2020, compared to $142.5 million as of December 31, 2019. This increase resulted from $169.0 million of net cash provided by operating activities and $119.5 million of net cash provided by financing activities, partially offset by $167.7 million of net cash used in investing activities. Our outstanding debt was $2.0 billion and $1.6 billion as of December 31, 2020 and 2019. The $376.0 million increase in outstanding debt was primarily from four separate mortgage loans with an aggregate principal balance of $560.0 million, collateralized by 4747 Bethesda Avenue, The Bartlett, 1221 Van Street and 220 20th Street, and the remaining $100.0 million draw under our Tranche A-1 Term Loan, partially offset by the repayment of the revolving credit facility and the mortgage payable collateralized by WestEnd25 with a principal balance of $94.7 million.

Net cash provided by operating activities of $169.0 million primarily comprised: (i) $211.7 million of net income (before $338.5 million of non-cash items and a $59.5 million gain on sale of real estate) and (ii) $4.3 million of return on capital from unconsolidated real estate ventures, partially offset by (iii) $47.0 million of net change in operating assets and liabilities. Non-cash income adjustments of $338.5 million primarily include depreciation and amortization expense, share-based compensation expense, losses on operating lease and other receivables, net loss from unconsolidated real estate ventures, deferred rent and impairment loss.

Net cash used in investing activities of $167.7 million comprised: (i) $307.5 million of development costs, construction in progress and real estate additions, (ii) $45.7 million related to the acquisition of the Americana Portfolio in December 2020, (iii) $25.4 million of deposits primarily related to the purchase of CBRS wireless spectrum licenses and (iv) $14.6 million of investments in unconsolidated real estate ventures, partially offset by (v) $154.5 million of proceeds from the sale of real estate and (vi) $71.1 million of distributions of capital from unconsolidated real estate ventures.

Net cash provided by financing activities of $119.5 million primarily comprised: (i) $580.1 million of proceeds from borrowings under mortgages payable, (ii) $500.0 million of proceeds from borrowings under our revolving credit facility and (iii) $100.0 million of proceeds from borrowings under unsecured term loans, partially offset by (iv) $700.0 million of repayments of our revolving credit facility, (v) $120.0 million of dividends paid to common shareholders, (vi) $104.8 million of common shares repurchased, (vii) $104.1 million of repayments of mortgages payable, (viii) $15.0 million of distributions to redeemable noncontrolling interests, and (ix) $14.9 million of debt issuance costs.

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

As of December 31, 2020, we have investments in unconsolidated real estate ventures totaling $461.4 million. For the majority of these investments, we exercise significant influence over but do not control these entities and, therefore. account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 6 to the financial statements.

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

As of December 31, 2020, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $56.1 million. As of December 31, 2020, we had no principal payment guarantees related to our unconsolidated real estate ventures.

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

Construction Commitments

As of December 31, 2020, we had construction in progress that will require an additional $18.9 million to complete ($9.6 million related to our consolidated entities and $9.3 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next one to two years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales and available cash.

Other

As of December 31, 2020, we had committed tenant-related obligations totaling $56.1 million ($52.3 million related to our consolidated entities and $3.8 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

With respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of December 31, 2020, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

In connection with the Formation Transaction, we have a Tax Matters Agreement that provides special rules that allocate tax liabilities if the distribution of JBG SMITH shares by Vornado, together with certain related transactions, is determined not to be tax-free. Under the Tax Matters Agreement, we may be required to indemnify Vornado against any taxes and related amounts and costs resulting from a violation by us of the Tax Matters Agreement.

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

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks, and the preparation and issuance of a written report. Soil and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. They may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities total $18.2 million and $17.9 million as of December 31, 2020 and 2019, and are included in "Other liabilities, net" in our balance sheets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following is a summary of our exposure to a change in interest rates:

	December 31, 2020			December 31, 2019
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgages payable:
Variable rate (1)	$678,346	2.18%	$6,878	$2,200	3.36%
Fixed rate (2)	925,523	4.32%	—	1,125,648	4.29%
	$1,603,869		$6,878	$1,127,848
Credit facility:
Revolving credit facility (3)	$—	1.19%	$—	$200,000	2.86%
Tranche A-1 Term Loan (4)	200,000	2.59%	—	100,000	3.32%
Tranche A-2 Term Loan (5)	200,000	2.49%	—	200,000	3.74%
	$400,000		$—	$500,000
Pro rata share of debt of unconsolidated real estate ventures (contractual balances):
Variable rate (1)	$319,057	2.47%	$3,235	$228,226	4.30%
Fixed rate (2)	79,989	4.36%	—	101,993	4.24%
	$399,046		$3,235	$330,219
(1)	Includes a variable rate mortgage payable with an interest rate cap agreement as of December 31, 2020.
(2)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(3)	The interest rate for the revolving credit facility excludes a 0.15% facility fee.
(4)	As of December 31, 2020 and 2019, $200.0 million and $100.0 million of the outstanding balance was fixed by interest rate swap agreements. As of December 31, 2020, the interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.39%.
(5)	As of December 31, 2020 and 2019, $200.0 million and $137.6 million of the outstanding balance was fixed by interest rate swap agreements. As of December 31, 2020, the interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.34%.

The fair value of our mortgages payable is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and unsecured term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of December 31, 2020 and 2019, the estimated fair value of our consolidated debt was $2.0 billion and $1.7 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

As of December 31, 2020 and 2019, we had interest rate swap and cap agreements with an aggregate notional value of $862.7 million and $935.1 million, which were designated as cash flow hedges. The fair value of our interest rate swaps and caps designated as cash flow hedges consisted of liabilities totaling $44.2 million and $17.4 million as of December 31, 2020 and 2019, included in "Other liabilities, net" in our balance sheets.

Derivative Financial Instruments Not Designated as Hedges

Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are considered economic hedges, but not designated as accounting hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains are recorded in "Interest expense" in our statements of operations in the period in which the change occurs. As of December 31, 2020 and 2019, we had various interest rate swap and cap agreements with an aggregate notional value of $867.7 million and $307.7 million, which were not designated as cash flow hedges. The fair value of our interest rate swaps and caps not designated as hedges was not material as of December 31, 2020 and 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of JBG SMITH Properties

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JBG SMITH Properties and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Real Estate – Impairment Indicators - Refer to Note 2 to the consolidated financial statements

Critical Audit Matter Description

The Company has real estate which is required to be evaluated for impairment. An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company evaluates real estate assets for impairment whenever events or changes in circumstances occur that indicate the carrying amount of the asset may not be recoverable. These indicators may include operating performance, intended holding periods and adverse changes in circumstances. At December 31, 2020, the carrying value of the

Company’s real estate assets was approximately $4.77 billion, including an impairment loss in the year ended December 31, 2020 of $7.8 million.

Given the Company’s evaluation of possible indications of impairment of real estate assets requires management to make significant judgments, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of real estate assets may not be recoverable required an increased extent of effort and high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of real estate assets for possible indications of impairment included the following, among others:

●	We tested the effectiveness of controls over management’s review of impairment indicators, which include assessing possible circumstances that could indicate that the carrying amounts of real estate assets are not recoverable.
●	We evaluated the reasonableness of management’s judgments by:
–	Testing real estate assets for possible indications of impairment, including searching for adverse asset-specific and/or market conditions.
–	Developing an expectation of assets for which impairment indicators are identified in management’s analysis.

/s/ Deloitte & Touche LLP

McLean, Virginia

February 23, 2021

We have served as the Company's auditor since 2016.

JBG SMITH PROPERTIES

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2020	2019
ASSETS
Real estate, at cost:
Land and improvements	$1,391,472	$1,240,455
Buildings and improvements	4,341,103	3,880,973
Construction in progress, including land	268,056	654,091
	6,000,631	5,775,519
Less accumulated depreciation	(1,232,690)	(1,119,571)
Real estate, net	4,767,941	4,655,948
Cash and cash equivalents	225,600	126,413
Restricted cash	37,736	16,103
Tenant and other receivables	55,903	52,941
Deferred rent receivable	170,547	169,721
Investments in unconsolidated real estate ventures	461,369	543,026
Other assets, net	286,575	253,687
Assets held for sale	73,876	168,412
TOTAL ASSETS	$6,079,547	$5,986,251

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgages payable, net	$1,593,738	$1,125,777
Revolving credit facility	—	200,000
Unsecured term loans, net	397,979	297,295
Accounts payable and accrued expenses	103,102	157,702
Other liabilities, net	247,774	206,042
Total liabilities	2,342,593	1,986,816
Commitments and contingencies
Redeemable noncontrolling interests	530,748	612,758
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized; none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 131,778 and 134,148 shares issued and outstanding as of December 31, 2020 and 2019	1,319	1,342
Additional paid-in capital	3,657,643	3,633,042
Accumulated deficit	(412,944)	(231,164)
Accumulated other comprehensive loss	(39,979)	(16,744)
Total shareholders' equity of JBG SMITH Properties	3,206,039	3,386,476
Noncontrolling interests in consolidated subsidiaries	167	201
Total equity	3,206,206	3,386,677
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,079,547	$5,986,251

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
REVENUE
Property rental	$458,958	$493,273	$513,447
Third-party real estate services, including reimbursements	113,939	120,886	98,699
Other revenue	29,826	33,611	32,036
Total revenue	602,723	647,770	644,182
EXPENSES
Depreciation and amortization	221,756	191,580	211,436
Property operating	145,625	137,622	148,081
Real estate taxes	70,958	70,493	71,054
General and administrative:
Corporate and other	46,634	46,822	33,728
Third-party real estate services	114,829	113,495	89,826
Share-based compensation related to Formation Transaction and special equity awards	31,678	42,162	36,030
Transaction and other costs	8,670	23,235	27,706
Total expenses	640,150	625,409	617,861
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate ventures, net	(20,336)	(1,395)	39,409
Interest and other income (loss), net	(625)	5,385	15,168
Interest expense	(62,321)	(52,695)	(74,447)
Gain on sale of real estate	59,477	104,991	52,183
Loss on extinguishment of debt	(62)	(5,805)	(5,153)
Impairment loss	(10,232)	—	—
Reduction of gain on bargain purchase	—	—	(7,606)
Total other income (expense)	(34,099)	50,481	19,554
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	(71,526)	72,842	45,875
Income tax benefit	4,265	1,302	738
NET INCOME (LOSS)	(67,261)	74,144	46,613
Net (income) loss attributable to redeemable noncontrolling interests	4,958	(8,573)	(6,710)
Net loss attributable to noncontrolling interests	—	—	21
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(62,303)	$65,571	$39,924
EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.49)	$0.48	$0.31
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	133,451	130,687	119,176

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2020	2019	2018
NET INCOME (LOSS)	$(67,261)	$74,144	$46,613
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative financial instruments	(38,137)	(27,722)	5,382
Reclassification of net loss on derivative financial instruments from accumulated other comprehensive loss into interest expense	11,912	1,694	1,090
Other comprehensive income (loss)	(26,225)	(26,028)	6,472
COMPREHENSIVE INCOME (LOSS)	(93,486)	48,116	53,085
Net (income) loss attributable to redeemable noncontrolling interests	4,958	(8,573)	(6,710)
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	2,990	2,584	(1,384)
Net loss attributable to noncontrolling interests	—	—	21
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JBG SMITH PROPERTIES	$(85,538)	$42,127	$45,012

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Equity

(In thousands)

					Accumulated
					Other	Noncontrolling
			Additional		Comprehensive	Interests in
	Common Shares		Paid-In	Accumulated	Income	Consolidated	Total
	Shares	Amount	Capital	Deficit	(Loss)	Subsidiaries	Equity
BALANCE AS OF DECEMBER 31, 2017	117,955	$1,180	$3,063,625	$(95,809)	$1,612	$4,206	$2,974,814
Net income (loss) attributable to common shareholders and noncontrolling interests	—	—	—	39,924	—	(21)	39,903
Conversion of common limited partnership units to common shares	2,962	30	109,092	—	—	—	109,122
Common shares issued pursuant to Employee Share Purchase Plan ("ESPP")	20	—	741	—	—	—	741
Dividends declared on common shares ($1.00 per common share)	—	—	—	(120,133)	—	—	(120,133)
Distributions to noncontrolling interests, net	—	—	—	—	—	(97)	(97)
Redeemable noncontrolling interests redemption value adjustment and other comprehensive income allocation	—	—	(16,172)	—	(1,384)	—	(17,556)
Acquisition of consolidated real estate venture	—	—	(1,666)	—	—	(3,884)	(5,550)
Other comprehensive income	—	—	—	—	6,472	—	6,472
Other	—	—	(364)	—	—	—	(364)
BALANCE AS OF DECEMBER 31, 2018	120,937	1,210	3,155,256	(176,018)	6,700	204	2,987,352
Net income attributable to common shareholders and noncontrolling interests	—	—	—	65,571	—	—	65,571
Common shares issued	11,500	115	472,665	—	—	—	472,780
Conversion of common limited partnership units to common shares	1,664	17	57,301	—	—	—	57,318
Common shares issued pursuant to ESPP	47	—	1,803	—	—	—	1,803
Dividends declared on common shares ($0.90 per common share)	—	—	—	(120,717)	—	—	(120,717)
Distributions to noncontrolling interests, net	—	—	—	—	—	(3)	(3)
Redeemable noncontrolling interests redemption value adjustment and other comprehensive loss allocation	—	—	(53,983)	—	2,584	—	(51,399)
Other comprehensive loss	—	—	—	—	(26,028)	—	(26,028)
BALANCE AS OF DECEMBER 31, 2019	134,148	1,342	3,633,042	(231,164)	(16,744)	201	3,386,677
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(62,303)	—	—	(62,303)
Conversion of common limited partnership units to common shares	1,338	13	47,504	—		—	47,517
Common shares repurchased	(3,776)	(37)	(104,737)	—	—	—	(104,774)
Common shares issued pursuant to ESPP	68	1	2,241	—	—	—	2,242
Dividends declared on common shares ($0.90 per common share)	—	—	—	(119,477)	—	—	(119,477)
Distributions to noncontrolling interests	—	—	—	—	—	(34)	(34)
Redeemable noncontrolling interests redemption value adjustment and other comprehensive loss allocation	—	—	79,593	—	2,990	—	82,583
Other comprehensive loss	—	—	—	—	(26,225)	—	(26,225)
BALANCE AS OF DECEMBER 31, 2020	131,778	$1,319	$3,657,643	$(412,944)	$(39,979)	$167	$3,206,206

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net income (loss)	$(67,261)	$74,144	$46,613
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	66,051	65,273	52,675
Depreciation and amortization, including amortization of debt issuance costs	225,597	195,795	215,659
Deferred rent	(20,084)	(39,174)	(14,056)
(Income) loss from unconsolidated real estate ventures, net	20,336	1,395	(39,409)
Amortization of market lease intangibles, net	(442)	(791)	(220)
Amortization of lease incentives	6,603	6,336	3,406
Reduction of gain on bargain purchase	—	—	7,606
Loss on extinguishment of debt	62	5,805	4,536
Impairment loss	10,232	—	—
Gain on sale of real estate	(59,477)	(104,991)	(52,183)
Losses on operating lease and other receivables	25,805	1,560	3,298
Return on capital from unconsolidated real estate ventures	4,302	2,690	7,827
Other non-cash items	4,326	567	462
Impairment of corporate assets	—	10,170	—
Changes in operating assets and liabilities:
Tenant and other receivables	(9,231)	(8,382)	(5,582)
Other assets, net	(11,075)	(9,177)	(16,600)
Accounts payable and accrued expenses	591	(7,678)	(5,984)
Other liabilities, net	(27,314)	(19,556)	(19,855)
Net cash provided by operating activities	169,021	173,986	188,193
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(307,497)	(441,014)	(385,943)
Acquisition of real estate	(45,688)	(165,208)	(23,246)
Deposits for real estate and other acquisitions	(25,424)	(850)	—
Proceeds from sale of real estate	154,493	377,511	413,077
Acquisition of interests in unconsolidated real estate ventures, net of cash acquired	—	—	(386)
Distributions of capital from unconsolidated real estate ventures	71,065	7,557	14,408
Distributions of capital from sales of unconsolidated real estate ventures	—	—	80,279
Investments in unconsolidated real estate ventures	(14,639)	(18,668)	(31,197)
Other	—	—	(665)
Net cash (used in) provided by investing activities	(167,690)	(240,672)	66,327
FINANCING ACTIVITIES:
Acquisition of interest in consolidated real estate venture	—	—	(5,550)
Finance lease payments	(3,531)	(137)	(114)
Borrowings under mortgages payable	580,105	2,200	118,141
Borrowings under revolving credit facility	500,000	200,000	35,000
Borrowings under unsecured term loans	100,000	—	250,000
Repayments of mortgages payable	(104,083)	(719,003)	(312,894)
Repayments of revolving credit facility	(700,000)	—	(150,751)
Debt issuance costs	(14,856)	(515)	(3,114)
Proceeds from the issuance of common stock, net of issuance costs	—	472,780	—
Proceeds from common stock issued pursuant to ESPP	1,715	1,457	597
Common shares repurchased	(104,774)	—	—
Dividends paid to common shareholders	(120,011)	(129,834)	(107,372)
Distributions to redeemable noncontrolling interests	(15,030)	(17,390)	(17,398)
Distributions to noncontrolling interests	(46)	(95)	(340)
Contributions from noncontrolling interests	—	207	250
Net cash provided by (used in) financing activities	119,489	(190,330)	(193,545)
Net increase (decrease) in cash and cash equivalents and restricted cash	120,820	(257,016)	60,975
Cash and cash equivalents and restricted cash as of the beginning of the period	142,516	399,532	338,557
Cash and cash equivalents and restricted cash as of the end of the period	$263,336	$142,516	$399,532
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AS OF END OF THE PERIOD:
Cash and cash equivalents	$225,600	$126,413	$260,553
Restricted cash	37,736	16,103	138,979
Cash and cash equivalents and restricted cash	$263,336	$142,516	$399,532

JBG SMITH PROPERTIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $13,189, $29,806 and $20,804 in 2020, 2019 and 2018)	$56,961	$49,437	$64,605
Accrued capital expenditures included in accounts payable and accrued expenses	43,188	84,076	53,073
Write-off of fully depreciated assets	30,798	66,533	52,272
Cash received for income taxes	1,187	282	1,965
Deconsolidation of properties	—	181,813	95,923
Accrued dividends to common shareholders	29,650	30,184	39,298
Accrued distributions to redeemable noncontrolling interests	4,425	3,828	5,896
Conversion of common limited partnership units to common shares	47,517	57,318	109,208
Recognition (derecognition) of operating lease right-of-use assets	(13,151)	35,318	—
Recognition (derecognition) of liabilities related to operating lease right-of-use assets	(13,151)	37,922	—
Recognition of finance lease right-of-use assets	42,354	—	—
Recognition of liabilities related to finance lease right-of-use assets	40,684	—	—
Cash paid for amounts included in the measurement of lease liabilities for operating leases	5,201	6,202	—
Deferred purchase price related to acquisition	19,479	—	—

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Notes to Consolidated Financial Statements

1.          Organization and Basis of Presentation

Organization

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust ("REIT"), owns and operates a portfolio of commercial and multifamily assets amenitized with ancillary retail. JBG SMITH's portfolio reflects its longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area that have high barriers to entry and vibrant urban amenities. Over half of our portfolio is in National Landing where we serve as the exclusive developer for Amazon.com, Inc.'s ("Amazon") new headquarters, and where Virginia Tech's new $1 billion Innovation Campus will be located. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of December 31, 2020, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 90.5% of its common limited partnership units ("OP Units"). JBG SMITH is referred to herein as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures.

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

As of December 31, 2020, our Operating Portfolio consisted of 62 operating assets comprising 41 commercial assets totaling 13.0 million square feet (11.1 million square feet at our share) and 21 multifamily assets totaling 7,800 units (5,999 units at our share). Additionally, we have: (i) two under-construction assets comprising one wholly owned commercial asset totaling 274,000 square feet and one multifamily asset totaling 322 units (161 units at our share); (ii) 10 wholly owned near-term development pipeline assets totaling 5.6 million square feet of estimated potential development density; and (iii) 29 future development pipeline assets totaling 14.8 million square feet (12.0 million square feet at our share) of estimated potential development density.

We derive our revenue primarily from leases with commercial and multifamily tenants, which include fixed and percentage rents, and reimbursements from tenants for certain expenses such as real estate taxes, property operating expenses, and repairs and maintenance. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the Washington Housing Initiative ("WHI") Impact Pool, Amazon, the legacy funds formerly organized by JBG (the "JBG Legacy Funds") and other third parties.

Only the U.S. federal government accounted for 10% or more of our rental revenue, which consists of property rental and other property revenue, as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Rental revenue from the U.S. federal government	$84,086	$86,644	$94,822
Percentage of commercial segment rental revenue	23.4%	21.2%	22.0%
Percentage of total rental revenue	17.8%	16.7%	17.6%

Basis of Presentation

The accompanying consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries and other entities, including JBG SMITH LP, in which we have a controlling financial interest. See Note 7 for additional information on our variable interest entities ("VIEs"). The portions of the equity and net income (loss) of consolidated subsidiaries that are not attributable to us are presented separately as amounts attributable to noncontrolling interests in our consolidated financial statements.

References to the financial statements refer to our consolidated financial statements as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020. References to our balance sheets refer to our consolidated balance sheets as of December 31, 2020 and 2019. References to our statements of operations refer to our consolidated statements of operations for each of the three years in the period ended December 31, 2020. References to our statements of comprehensive income (loss) refer to our consolidated statements of comprehensive income (loss) for each of the three years in the period ended December 31, 2020. References to our statements of cash flows refer to our consolidated statements of cash flows for each of the three years in the period ended December 31, 2020.

2.          Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates include: (i) the underlying cash flows and holding periods used in assessing impairment; (ii) the determination of useful lives for tangible and intangible assets; and (iii) the assessment of the collectability of receivables, including deferred rent receivables. Due to the current pandemic of the novel coronavirus ("COVID-19"), commencing in March 2020, authorities in jurisdictions where our properties are located issued stay-at-home orders and restrictions on travel and permitted businesses operations. The effects of COVID-19 have most significantly impacted the operations of many of our retail tenants, which generated approximately 7% of our revenue for the year ended December 31, 2020, revenue from our multifamily assets, our commercial parking revenue, the operations of the Crystal City Marriott and our interest in the former unconsolidated venture that owns The Marriott Wardman Park hotel. The extent to which COVID-19 impacts us and our tenants will depend on future developments, which are highly uncertain. At this time, there are no outstanding stay-at-home orders in jurisdictions where our properties are located; however, the extent and duration of restrictions on travel and permitted businesses operations and other effects of COVID-19 on us and our tenants have affected estimates used in the preparation of the underlying cash flows used in assessing our long-lived assets for impairment and the assessment of the collectability of receivables from tenants, including deferred rent receivables. We have made what we believe to be appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent these estimates differ from actual results, our consolidated financial statements may be materially affected.

Asset Acquisitions and Business Combinations

We account for asset acquisitions, which includes the consolidation of previously unconsolidated real estate ventures, at cost, including transaction costs, plus the fair value of any assumed debt. We estimate the fair values of acquired tangible assets (consisting of real estate, cash and cash equivalents, tenant and other receivables, investments in unconsolidated real estate ventures and other assets, as applicable), identified intangible assets and liabilities (consisting of in-place leases, above- and below-market leases, options to enter into ground leases and management contracts, as applicable), assumed debt and other liabilities, and noncontrolling interests, as applicable, based on our evaluation of information and estimates available at the date of acquisition. Based on these estimates, we allocate the purchase price, including all transaction costs related to the acquisition and any contingent consideration, to the identified assets acquired and liabilities assumed based on their relative fair value.

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

The fair values of buildings are determined using the "as-if vacant" approach whereby we use discounted cash flow models with inputs and assumptions that we believe are consistent with current market conditions for similar assets. The most significant assumptions in determining the allocation of the purchase price to buildings are the exit capitalization rate, discount rate, estimated market rents and hypothetical expected lease-up periods. We assess the fair value of land based on market comparisons and development projects using an income approach of cost plus a margin.

The fair values of identified intangible assets are determined based on the following:

●	The value allocable to the above- or below-market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired lease) of the difference between: (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management's estimate of the amounts that would be received using market rates over the remaining term of the lease. Amounts allocated to above- market leases are recorded as lease intangible assets in "Other assets, net" in our balance sheets, and amounts allocated to below-market leases are recorded as lease intangible liabilities in "Other liabilities, net" in our balance sheets. These intangibles are amortized to "Property rental revenue" in our statements of operations over the remaining terms of the respective leases;
●	Factors considered in determining the value allocable to in-place leases during hypothetical lease-up periods related to space that is leased at the time of acquisition include: (i) lost rent and operating cost recoveries during the hypothetical lease-up period and (ii) theoretical leasing commissions required to execute similar leases. These intangible assets are recorded as lease intangible assets in "Other assets, net" in our balance sheets and are amortized to "Depreciation and amortization expense" in our statements of operations over the remaining term of the existing lease; and
●	The fair value of the in-place property management, leasing, asset management, and development and construction management contracts is based on revenue and expense projections over the estimated life of each contract discounted using a market discount rate. These management contract intangibles are amortized to "Depreciation and amortization expense" in our statements of operations over the weighted average life of the management contracts.

The fair value of investments in unconsolidated real estate ventures and redeemable noncontrolling interests is based on the estimated fair values of the identified assets acquired and liabilities assumed of each venture, including future expected cash flows from promote interests.

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

Depreciation and amortization require an estimate of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. Depreciation and amortization are recognized on a straight-line basis over estimated useful lives, which range from three to 40 years. Tenant improvements are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the tenant improvements. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income (loss) for the period.

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

Our assets and related intangible assets are reviewed for impairment whenever there are changes in circumstances or indicators that the carrying amount of the assets may not be recoverable. These indicators may include operating performance, intended holding periods, costs in excess of budgets for under-construction assets and adverse changes in circumstances. An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Estimates of future cash flows are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. An impairment loss is recognized if the carrying amount of the asset is not recoverable and is measured based on the excess of the property's carrying amount over its estimated fair value. If our estimates of future cash flows, anticipated holding periods, or fair values change, based on market conditions or otherwise, our evaluation of impairment losses may be different and such differences could be material to our financial statements. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a purchase date life to maturity of three months or less and are carried at cost, which approximates fair value due to their short-term maturities.

Restricted Cash

Restricted cash consists primarily of proceeds from property dispositions held in escrow, security deposits held on behalf of our tenants and cash escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements.

Investments in Real Estate Ventures

We analyze each real estate venture to determine whether the entity should be consolidated. If it is determined that an entity is a VIE in which we have a variable interest, we assess whether we are the primary beneficiary of the VIE to determine whether it should be consolidated. We are not the primary beneficiary of an entity when we do not have voting control, lack the power to direct the activities that most significantly impact the entity's economic performance, or the limited partners (or non-managing members) have substantive participatory rights. If it is determined that the entity is not a VIE, then the determination as to whether we consolidate is based on whether we have a controlling financial interest in the entity, which is based on our voting interests and the degree of influence we have over the entity. Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling financial interest in, an entity in which we have a variable interest. Factors considered in determining whether we have the power to direct the activities that most significantly impact the entity's economic performance include voting rights, involvement in day-to-day capital and operating decisions, and the extent of our involvement in the entity.

We use the equity method of accounting for investments in unconsolidated real estate ventures when we have significant influence, but do not have a controlling financial interest. Significant influence is typically indicated through ownership of 20% or more of the voting interests. Under the equity method, we record our investments in these entities in "Investments in unconsolidated real estate ventures" on our balance sheets, and our proportionate share of earnings or losses earned by the real estate venture is recognized in "Income (loss) from unconsolidated real estate ventures, net" in the accompanying statements of operations. We earn revenue from the management services we provide to unconsolidated real estate ventures. These fees are determined in accordance with the terms specific to each arrangement and may include property and asset management fees, or transactional fees for leasing, acquisition, development and construction, financing and legal services provided. We account for this revenue gross of our ownership interest in each respective real estate venture and recognize such revenue in "Third-party real estate services, including reimbursements" in our statements of operations when earned. Our proportionate share of related expenses is recognized in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations.

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

On a periodic basis, we evaluate our investments in unconsolidated real estate ventures for impairment. We assess whether there are any indicators, including underlying property operating performance and general market conditions, that the value of our investments in unconsolidated real estate ventures may be impaired. An investment in a real estate venture is considered impaired if we determine that its fair value is less than the net carrying value of the investment in that real estate venture on an other-than-temporary basis. Cash flow projections for the investments consider property level factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. We consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include the age of the venture, our intent and ability to retain our investment in the entity, financial condition and long-term prospects of the entity and relationships with our partners and banks. If we believe that the decline in the fair value of the investment is temporary, no impairment loss is recorded. If our analysis indicates that there is an other-than temporary impairment related to the investment in a particular real estate venture, the carrying value of the venture will be adjusted to an amount that reflects the estimated fair value of the investment.

Intangibles

Intangible assets consist of: (i) in-place leases, below-market ground rent obligations, above-market real estate leases and options to enter into ground leases that were recorded in connection with the acquisition of properties and (ii) management and leasing contracts acquired in the Combination. Intangible liabilities consist of above-market ground rent obligations and below-market real estate leases that are also recorded in connection with the acquisition of properties. Both intangible assets and liabilities are amortized and accreted using the straight-line method over their applicable remaining useful life. When a lease or contract is terminated early, any remaining unamortized or unaccreted balances are charged to earnings. The useful lives of intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.

Assets Held for Sale

Assets, primarily consisting of real estate, are classified as held for sale when all the necessary criteria are met. The criteria include: (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. Real estate held for sale is carried at the lower of carrying amounts or estimated fair value less disposal costs. Depreciation and amortization is not recognized on real estate classified as held for sale.

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

Redeemable Noncontrolling Interests - Redeemable noncontrolling interests consists of OP Units issued in conjunction with the Formation Transaction and our venture partners' interests in 965 Florida Avenue. The OP Units became redeemable for our common shares or cash beginning August 1, 2018, subject to certain limitations. Redeemable noncontrolling interests are generally redeemable at the option of the holder and are presented in the mezzanine section between total liabilities and shareholders' equity on our balance sheets. The carrying amount of redeemable noncontrolling interests is adjusted to its redemption value at the end of each reporting period, but no less than its initial carrying value, with such adjustments recognized in "Additional paid-in capital." See Note 12 for additional information.

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

Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in our statements of operations or as a component of comprehensive income and as a component of shareholders' equity on our balance sheets.

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

Property rental revenue includes base rent each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of periodic step-ups in rent and rent abatements under the lease. When a renewal option is included within the lease, we assess whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Further, property rental revenue includes tenant reimbursement revenue from the recovery of all or a portion of the operating expenses and real estate taxes of the respective assets. Tenant reimbursements, which vary each period, are non-lease components that are not the predominant activity within the contract. We have elected the practical expedient that allows us to combine certain lease and non-lease components of our operating leases. Non-lease components are recognized together with fixed base rent in "Property rental revenue", as variable lease income in the same periods as the related expenses are incurred. Certain commercial leases may also provide for the payment by the lessee of additional rents based on a percentage of sales, which are recorded as variable lease income in the period the additional rents are earned.

We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and when the leased space is substantially ready for its intended use. In circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of property rental revenue on a straight-line basis over the term of the lease commencing when the tenant takes possession of the space. Differences between rental revenue recognized and amounts due under the respective lease agreements are recorded as an increase or decrease to "Deferred rent receivable, net" on our balance sheets. Property rental revenue also includes the amortization or accretion of acquired above-and below-market leases. We periodically evaluate the collectability of amounts due from tenants and recognize an adjustment to property rental revenue for accounts receivable and deferred rent receivable if we conclude it is not probable we will collect the remaining lease payments under the lease agreements. Any changes to the provision for lease revenue determined to be not probable of collection are included in "Property rental revenue" in our statements of operations. We exercise judgment in assessing the probability of collection and consider payment history and current credit status in making this determination.

Third-party real estate services revenue, including reimbursements, includes property and asset management fees, and transactional fees for leasing, acquisition, development and construction, financing, and legal services. These fees are determined in accordance with the terms specific to each arrangement and are recognized as the related services are performed. Development fees are earned from providing services to third-party property owners and our unconsolidated real estate ventures. The performance obligations associated with our development services contracts are satisfied over time and we recognize our development fee revenue using a time-based measure of progress over the course of the development project due to the stand-ready nature of the promised services. The transaction prices for our performance obligations that are expected to be completed in greater than twelve months are variable based on the costs ultimately incurred to develop the underlying assets. Judgments impacting the timing and amount of revenue recognized from our development services contracts include the determination of the nature and number of performance obligations within a contract, estimates of total development project costs, from which the fees are typically derived, and estimates of the period of time over which the development services are expected to be performed, which is the period over which the revenue is recognized. We recognize development fees earned from unconsolidated joint venture projects to the extent of the third-party partners' ownership interest.

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

Lessee Accounting

We are obligated under non-cancellable operating and capital leases, including ground leases on certain of our properties with terms extending through up through 2118. When a renewal option is included within a lease, we assess whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Lease payments associated with renewal periods that we are reasonably certain will be exercised are included in the measurement of the corresponding lease liability and right-of-use asset. Lease expense for our operating leases is recognized on a straight-line basis over the expected lease term and is included in our statements of operations in either "Property operating expenses" or "General and administrative expense" depending on the nature of the lease. Amortization of the right-of-use asset associated with a capital lease is recognized on a straight-line basis over the expected lease term and is included in our statements of operations in "Depreciation and amortization" with the related interest on our outstanding lease liability included in "Interest expense."

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

ASC 740 ("Topic 740"), Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in our financial statements. Topic 740 requires the evaluation of tax positions taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year.

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") that was enacted on March 27, 2020 includes several significant tax provisions that could impact us and our TRSs. These changes include:

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

During the year ended December 31, 2020, as a result of the CARES Act, we made adjustments to the net deferred tax liability amounts, which relate to "qualified improvement property" owned by our TRSs.

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

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2020-04, Reference Rate Reform ("Topic 848"). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period March 12, 2020 through December 31, 2022 as reference rate reform activities occur. During the year ended December 31, 2020, we elected to apply the hedge accounting expedients related to: (i) the assertion that our hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients allows us to continue to present our derivatives in a manner that is consistent with our past presentation. We will continue to evaluate the impact of the guidance and may apply other elections, as applicable, as additional changes in the market occur.

COVID-19 Lease Modification Accounting Relief

Due to the business disruptions and challenges severely affecting the global economy caused by COVID-19, we have provided rent deferrals and other lease concessions to certain tenants. In April 2020, the FASB issued a Staff Q&A that allows lessors to elect not to evaluate whether lease-related relief provided to mitigate the economic effects of COVID-19 is a lease modification under ASC Topic 842, Leases ("Topic 842") if certain criteria are met. This election allows us to bypass a lease-by-lease analysis, and instead choose whether to apply the lease modification accounting framework, with such election applied consistently to leases with similar characteristics and circumstances. We have elected to apply the lease modification policy relief and have accounted for lease-related relief provided to mitigate the economic effects of COVID-19 as lease modifications under Topic 842, regardless of whether the right to such relief was embedded within the terms of the lessee's lease. During the year ended December 31, 2020, we entered into rent deferral agreements with certain tenants, many of which were placed on the cash basis of accounting, resulting in the deferral to future periods of $4.3 million of rent that had been contractually due in 2020. We are in the process of negotiating additional rent deferrals and other lease concessions with some of our tenants, which have been considered when establishing credit losses against billed and deferred rent receivables.

During the year ended December 31, 2020, we recorded $11.2 million of credit losses against billed rent receivables and $19.6 million against deferred (straight-line) rent receivables. These losses are due to the effects of COVID-19, primarily on co-working and retail tenants, that are unable to pay rent while businesses are closed, not operating at full capacity or while employees continue to work from home. During 2020, we recorded $8.2 million of income associated with certain lease guarantees. Additionally, during the second quarter of 2020, we determined that our investment in our former real estate venture that owns The Marriott Wardman Park hotel was impaired due to a decline in the fair value of the underlying asset and recorded an impairment loss of $6.5 million (see Note 6 for additional information). During 2020, we put all co-working tenants and all retailers except for grocers, pharmacies, essential businesses and certain national credit tenants on the cash basis of accounting.

3.          The Combination

In the Combination on July 18, 2017, we acquired the JBG Assets in exchange for approximately 37.2 million common shares and OP Units and cash of $20.6 million for total consideration valued at $1.2 billion. The Combination was accounted for at fair value under the acquisition method of accounting. The Combination resulted in a gain on bargain purchase of $24.4 million during the year ended December 31, 2017, as the fair value of the identifiable net assets acquired exceeded the purchase consideration. During the year ended December 31, 2018, we finalized our fair value estimates used in the purchase price allocation related to the Combination, resulting in a reduction of the gain on bargain purchase of $7.6 million.

4.          Acquisitions, Dispositions and Assets Held for Sale

Acquisitions

In December 2020, we acquired a 1.4-acre future development parcel in National Landing, which was formerly occupied by the Americana Hotel, and three other parcels for an aggregate total of $65.0 million. $47.3 million was allocated to the former Americana Hotel site, of which $20.0 million has been deferred until the earlier of the approval of certain entitlements or January 1, 2023, and $17.7 million was allocated to the other three parcels. The former Americana Hotel site has the potential to accommodate up to approximately 550,000 square feet of new development density and is located directly across the street from Amazon’s future headquarters. Transaction costs related to the asset acquisition of $688,000 were included in the cost of the acquisition.

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

In December 2018, we purchased a land parcel and the remaining interest in the West Half real estate venture for an aggregate purchase price of $28.0 million.

Dispositions

The following is a summary of disposition activity for the year ended December 31, 2020:

Gain on
				Total	Gross	Cash	Sale of
				Square	Sales	Proceeds	Real
Date Disposed	Assets	Segment	Location	Feet	Price	from Sale	Estate

(In thousands)
January 15, 2020	Metropolitan Park (1)	Other	Arlington, Virginia	2,150	$154,952	$154,493	$59,477
(1)	The property, which was sold to Amazon, was part of a like-kind exchange. See Note 7 for additional information. Total square feet represents potential development density approved by Arlington County.

In June 2020, we recognized a loss of $3.0 million from the sale of 11333 Woodglen Drive/NoBe II Land/Woodglen ("Woodglen") by our unconsolidated real estate venture with Landmark Partners ("Landmark"). In October 2020, we recognized a gain of $800,000 from the sale of Pickett Industrial Park by our unconsolidated real estate venture with CBREI Venture. See Note 6 for additional information.

During the year ended December 31, 2019, we sold three commercial assets for the gross sales price of $165.4 million and the 50.0% interest in a real estate venture that owned Central Place Tower for the gross sales price of $220.0 million, resulting in an aggregate gain on the sale of real estate of $105.0 million.

During the year ended December 31, 2018, we sold four commercial assets, a future development asset and the out-of-service portion of a multifamily asset for an aggregate gross sales price of $427.4 million, resulting in an aggregate gain on the sale of real estate of $52.2 million.

Assets Held for Sale

As of December 31, 2020 and 2019, we had certain real estate properties that were classified as held for sale. The amounts included in "Assets held for sale" in our balance sheets primarily represent the carrying value of real estate. The following is a summary of assets held for sale:

			Total	Assets Held
Assets	Segment	Location	Square Feet (1)	for Sale

			(In thousands)
December 31, 2020
Pen Place (2)	Other	Arlington, Virginia	2,080	$73,876

December 31, 2019
Pen Place (2)	Other	Arlington, Virginia	2,080	$73,895
Metropolitan Park (3)	Other	Arlington, Virginia	2,150	94,517
			4,230	$168,412
(1)	Represents estimated or approved potential development density.
(2)	In March 2019, we entered into an agreement for the sale of Pen Place for approximately $149.9 million, subject to customary closing conditions. We expect the sale of Pen Place to Amazon to close in 2021.
(3)	As noted above, we sold Metropolitan Park to Amazon in January 2020.

5.          Tenant and Other Receivables

The following is a summary of tenant and other receivables:

	December 31,
	2020	2019

	(In thousands)
Tenants (1)	$39,077	$37,823
Third-party real estate services	15,658	14,541
Other	1,168	577
Total tenant and other receivables	$55,903	$52,941

(1)	Includes $8.2 million associated with certain lease guarantees as of December 31, 2020.

6.          Investments in Unconsolidated Real Estate Ventures

The following is a summary of the composition of our investments in unconsolidated real estate ventures:

	Ownership	December 31,
Real Estate Venture Partners	Interest (1)	2020	2019

		(In thousands)
Prudential Global Investment Management ("PGIM")	50.0%	$216,939	$215,624
Landmark	1.8% - 49.0%	66,724	77,944
CBREI Venture	5.0% - 64.0%	65,190	68,405
Canadian Pension Plan Investment Board ("CPPIB")	55.0%	47,522	109,911
Berkshire Group	50.0%	50,649	46,391
Brandywine Realty Trust	30.0%	13,710	13,830
Pacific Life Insurance Company ("PacLife")	—	—	10,385
Other		635	536
Total investments in unconsolidated real estate ventures (2)		$461,369	$543,026
(1)	Ownership interests as of December 31, 2020. We have multiple investments with certain venture partners with varying ownership interests.
(2)	As of December 31, 2020 and 2019, the difference between the investments in unconsolidated real estate ventures and the net book value of the underlying assets was $18.9 million and $14.3 million, resulting principally from capitalized interest and our zero investment balance in the real estate venture with CPPIB that owns 1101 17th Street.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $25.5 million, $28.5 million and $26.1 million for each of the three years in the period ended December 31, 2020 for such services.

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

PGIM

In December 2019, we sold a 50.0% interest in a real estate venture that owns Central Place Tower, a 552,000 square foot office building located in Arlington, Virginia, to PGIM for $220.0 million. Per the terms of the venture agreement, we determined the venture was not a VIE and we do not have a controlling financial interest in the venture. As a result, we deconsolidated our remaining 50.0% interest in the real estate venture and recorded a gain as our unconsolidated interest was increased to reflect its fair value. We recognized an aggregate $53.4 million gain, net of certain liabilities, which was included in "Gain on sale of real estate" in our statement of operations for the year ended December 31, 2019, on the partial sale and remeasurement of our remaining interest in the real estate venture subsequent to the transfer of control.

Landmark

In June 2020, our unconsolidated real estate venture with Landmark sold Woodglen, commercial and future development assets located in Rockville, Maryland, for $17.8 million. We recognized our proportionate share of the loss from the sale of $3.0 million, which was included in "Income (loss) from unconsolidated real estate ventures, net" in our statement of operations for the year ended December 31, 2020. Additionally, in connection with the sale, our unconsolidated real estate venture repaid the related mortgage payable of $12.2 million.

CBREI Venture

In October 2020, our unconsolidated real estate venture with CBREI Venture sold Pickett Industrial Park, a commercial asset located in Alexandria, Virginia, for $46.3 million. We recognized our proportionate share of the gain from the sale of $800,000, which was included in "Income (loss) from unconsolidated real estate ventures, net" in our statement of operations for the year ended December 31, 2020. Additionally, in connection with the sale, our unconsolidated real estate venture repaid the related mortgage payable of $23.6 million.

CPPIB

As of December 31, 2020 and 2019, we had a zero investment balance in the real estate venture that owns 1101 17th Street and had suspended equity loss recognition for the venture since June 30, 2018. We will recognize as income any future distributions from the venture until our share of unrecorded earnings and contributions exceeds the cumulative excess distributions previously recognized in income. During the years ended December 31, 2019 and 2018, we recognized income of $6.4 million and $8.3 million related to distributions from this venture, which was included in "Income (loss) from unconsolidated real estate ventures, net" in our statement of operations. During the year ended December 31, 2018, we also recognized the $5.4 million negative investment balance as income within "Income (loss) from unconsolidated real estate ventures, net" in our statement of operations as a result of the venture refinancing a mortgage payable collateralized by the property and eliminating certain principal guaranty provisions that had been included in a prior loan.

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

In February 2018, we entered into a real estate venture with CPPIB to develop and own 1900 N Street, an under- construction commercial asset in Washington, D.C. We contributed 1900 N Street, valued at $95.9 million, to the real estate venture, and CPPIB committed to contribute approximately $101.3 million to the venture for a 45.0% interest, which reduced our ownership interest from 100.0% at the real estate venture's formation to 55.0% as CPPIB's contributions were funded. In April 2020, our real estate venture with CPPIB entered into a mortgage loan with a maximum principal balance of $160.0 million collateralized by 1900 N Street. The venture initially received proceeds of $134.5 million from the mortgage loan. During the second quarter of 2020, we received a distribution of $70.8 million from the venture.

PacLife

In January 2018, we invested $10.1 million for a 16.67% interest in a real estate venture led by PacLife, which purchased the 1,152-key Marriott Wardman Park hotel, located adjacent to the Woodley Park Metro Station in northwest Washington, D.C. Prior to the acquisition by this venture, the JBG Legacy Funds owned a 47.64% interest in The Marriott Wardman Park hotel. The JBG Legacy Funds did not receive any proceeds from the sale, as the net proceeds were used to satisfy the prior mortgage debt. During the second quarter of 2020, we determined that our investment in the venture was impaired due to a decline in the fair value of the underlying asset and recorded an impairment loss of $6.5 million, which reduced the net book value of our investment to zero, and we suspended equity loss recognition for the venture after June 30, 2020. On October 1, 2020, we transferred our interest in this venture to PacLife.

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

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted
	Average Effective	December 31,
	Interest Rate (1)	2020	2019

		(In thousands)
Variable rate (2)	2.52%	$863,617	$629,479
Fixed rate (3) (4)	4.01%	323,050	561,236
Mortgages payable		1,186,667	1,190,715
Unamortized deferred financing costs		(7,479)	(2,859)
Mortgages payable, net (4)		$1,179,188	$1,187,856
(1)	Weighted average effective interest rate as of December 31, 2020.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(4)	See Note 20 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of the financial information for our unconsolidated real estate ventures:

	December 31,
	2020	2019

	(In thousands)
Combined balance sheet information:
Real estate, net	$2,247,384	$2,493,961
Other assets, net	270,516	291,092
Total assets	$2,517,900	$2,785,053

Mortgages payable	$1,179,188	$1,187,856
Other liabilities, net	140,304	168,243
Total liabilities	1,319,492	1,356,099
Total equity	1,198,408	1,428,954
Total liabilities and equity	$2,517,900	$2,785,053

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Combined income statement information: (1)
Total revenue	$203,456	$266,653	$300,032
Operating income (loss) (2) (3)	(21,639)	18,041	56,262
Net loss (2) (3)	(65,756)	(32,507)	(1,155)
(1)	Excludes information related to the venture that owns The Marriott Wardman Park hotel for the second half of 2020 as we suspended equity loss recognition for the venture after June 30, 2020. On October 1, 2020, we transferred our interest in this venture to PacLife.
(2)	Includes the loss from the sale of Woodglen of $16.4 million and the gain from the sale of Pickett Industrial Park of $8.0 million recognized by our unconsolidated real estate ventures during the year ended December 31, 2020.
(3)	Includes gain on sale of The Warner of $32.5 million recognized by our unconsolidated real estate venture with CPPIB during the year ended December 31, 2018.

7.          Variable Interest Entities

We hold various interests in entities deemed to be VIEs, which we evaluate at acquisition, formation, after a change in the ownership agreement, after a change in the real estate venture's economics or after any other reconsideration event to determine if the VIEs should be consolidated in our financial statements or should no longer be considered a VIE. Certain criteria we assess in determining whether we are the primary beneficiary of the VIE and, therefore, should consolidate the VIE include our control over significant business activities, our voting rights and the noncontrolling interest kick-out rights.

Unconsolidated VIEs

As of December 31, 2020 and 2019, we had interests in entities deemed to be VIEs that are in the development stage and do not hold sufficient equity at risk or conduct substantially all their operations on behalf of an investor with disproportionately few voting rights. Although we are engaged to act as the managing partner in charge of day-to-day operations of these investees, we are not the primary beneficiary of these VIEs as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's performance. We account for our investment in these entities under the equity method. As of December 31, 2020 and 2019, the net carrying amounts of our investment in these entities were $116.2 million and $242.9 million, which were included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs is included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees. See Note 20 for additional information.

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

JBG SMITH LP is our sole consolidated VIE. We hold 90.5% of the limited partnership interest in JBG SMITH LP, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management.

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

During the second quarter of 2020, The Wren, an under-construction multifamily asset in Washington, D.C. that we own through a consolidated real estate venture, which we had deemed to be a VIE, began placing units into service and commenced operations. We no longer deemed the real estate venture to be a VIE because it was determined to have sufficient equity to finance its activities without additional support. See Note 12 for additional information.

8.          Other Assets, Net

The following is a summary of other assets, net:

	December 31,
	2020	2019

	(In thousands)
Deferred leasing costs, net	$117,141	$126,016
Lease intangible assets, net	15,565	23,644
Other identified intangible assets, net	43,012	48,620
Operating lease right-of-use assets	3,542	19,865
Finance lease right-of-use assets (1)	41,996	—
Prepaid expenses	14,000	12,556
Deferred financing costs on credit facility, net	6,656	3,071
Deposits (2)	28,560	3,210
Other	16,103	16,705
Total other assets, net	$286,575	$253,687
(1)	Related to an amendment of the ground lease for 1730 M Street executed during the year ended December 31, 2020. The amendment extended the expiration date of the lease from April 2061 to December 2118, and resulted in a change in its classification from an operating to a finance lease.
(2)	Includes deposits totaling $25.3 million with the Federal Communications Commission in connection with the acquisition of wireless spectrum licenses.

The following is a summary of the composition of deferred leasing costs, lease intangible assets and other identified intangible assets:

	December 31, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(In thousands)
Deferred leasing costs	$202,940	$(85,799)	$117,141	$205,830	$(79,814)	$126,016

Lease intangible assets:
In-place leases	$27,363	$(15,027)	$12,336	$33,812	$(15,231)	$18,581
Above-market real estate leases	7,515	(4,286)	3,229	8,635	(3,572)	5,063
	$34,878	$(19,313)	$15,565	$42,447	$(18,803)	$23,644

Other identified intangible assets:
Option to enter into ground lease	$17,090	$—	$17,090	$17,090	$—	$17,090
Management and leasing contracts	45,900	(20,388)	25,512	48,900	(17,385)	31,515
Other	410	—	410	166	(151)	15
	$63,400	$(20,388)	$43,012	$66,156	$(17,536)	$48,620

The following is a summary of amortization expense related to lease and other identified intangible assets:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
In-place lease amortization (1)	$5,695	$7,375	$11,807
Above-market real estate lease amortization (2)	1,582	1,730	2,390
Below-market ground lease amortization (3)	—	—	85
Management and leasing contract amortization (1)	6,002	7,088	7,088
Other amortization	16	(240)	191
Total lease and management and leasing contract amortization expense	$13,295	$15,953	$21,561
(1)	Amounts are included in "Depreciation and amortization expense" in our statements of operations.
(2)	Amounts are included in "Property rental revenue" in our statements of operations.
(3)	Amounts are included in "Property operating expenses" in our statements of operations.

The following is a summary of the estimated amortization related to lease and other identified intangible assets for the next five years and thereafter as of December 31, 2020:

Year ending December 31,	Amount
(In thousands)
2021	$9,690
2022	8,662
2023	8,199
2024	7,841
2025	3,571
Thereafter	3,524
Total (1)	$41,487
(1)	Estimated amortization related to the option to enter into ground lease is not included within the amortization table above as the ground lease does not have a definite start date.

9.          Debt

Mortgages Payable

The following is a summary of mortgages payable:

	Weighted Average
	Effective	December 31,
	Interest Rate (1)	2020	2019

		(In thousands)
Variable rate (2)	2.18%	$678,346	$2,200
Fixed rate (3)	4.32%	925,523	1,125,648
Mortgages payable		1,603,869	1,127,848
Unamortized deferred financing costs and premium/ discount, net		(10,131)	(2,071)
Mortgages payable, net		$1,593,738	$1,125,777
(1)	Weighted average effective interest rate as of December 31, 2020.
(2)	Includes variable rate mortgage payable with interest rate cap agreements as of December 31, 2020.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.

As of December 31, 2020 and 2019, the net carrying value of real estate collateralizing our mortgages payable totaled $1.8 billion and $1.4 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgages payable are recourse to us. See Note 20 for additional information. We were not in default under any mortgage loan as of December 31, 2020.

During the year ended December 31, 2020, we entered into four separate mortgage loans with an aggregate principal balance of $560.0 million, collateralized by 4747 Bethesda Avenue, The Bartlett, 1221 Van Street and 220 20th Street, and refinanced the mortgage payable collateralized by RTC-West, increasing the principal balance by $20.2 million. In December 2020, we repaid the mortgage payable collateralized by WestEnd25 with a principal balance of $94.7 million.

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

As of December 31, 2020 and 2019, we had various interest rate swap and cap agreements on certain of our mortgages payable with an aggregate notional value of $1.3 billion and $867.6 million. During the year ended December 31, 2020, we entered into various interest rate cap agreements on certain of our mortgages payable with an aggregate notional value of $560.0 million. During the year ended December 31, 2019, in connection with the repayment of the loan encumbering Central Place Tower, we terminated various interest rate swaps with an aggregate notional value of $220.0 million. See Note 18 for additional information.

Credit Facility

As of December 31, 2020, our $1.4 billion credit facility consisted of a $1.0 billion revolving credit facility maturing in January 2025, a $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023 and a $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024.

Based on the terms as of December 31, 2020, the interest rate for the credit facility varies based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets and ranges (i) in the case of the revolving credit facility, effective January 2020, from LIBOR plus 1.05% to LIBOR plus 1.50%, (ii) in the case of the Tranche A-1 Term Loan, from LIBOR plus 1.20% to LIBOR plus 1.70% and (iii) in the case of the Tranche A-2 Term Loan, from LIBOR plus 1.15% to LIBOR plus 1.70%. There are various LIBOR options in the credit facility, and we elected the one-month LIBOR option as of December 31, 2020. We were not in default under our credit facility as of December 31, 2020.

The following is a summary of amounts outstanding under the credit facility:

	Effective	December 31,
	Interest Rate (1)	2020	2019

		(In thousands)
Revolving credit facility (2) (3) (4)	1.19%	$—	$200,000

Tranche A-1 Term Loan (5)	2.59%	$200,000	$100,000
Tranche A-2 Term Loan (6)	2.49%	200,000	200,000
Unsecured term loans		400,000	300,000
Unamortized deferred financing costs, net		(2,021)	(2,705)
Unsecured term loans, net		$397,979	$297,295
(1)	Effective interest rate as of December 31, 2020.
(2)	As of both December 31, 2020 and 2019, letters of credit with an aggregate face amount of $1.5 million were outstanding under our revolving credit facility.
(3)	As of December 31, 2020 and 2019, net deferred financing costs related to our revolving credit facility totaling $6.7 million and $3.1 million were included in "Other assets, net."

(4)	The interest rate for the revolving credit facility excludes a 0.15% facility fee.
(5)	As of December 31, 2020 and 2019, $200.0 million and $100.0 million of the outstanding balance was fixed by interest rate swap agreements. As of December 31, 2020, the interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.39%.
(6)	As of December 31, 2020 and 2019, $200.0 million and $137.6 million of the outstanding balance was fixed by interest rate swap agreements. As of December 31, 2020, the interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.34%.

Principal Maturities

The following is a summary of principal maturities of debt outstanding, including mortgages payable, revolving credit facility and the term loans, as of December 31, 2020:

Year ending December 31,	Amount
(In thousands)
2021	$5,611
2022	112,516
2023	373,344
2024	322,571
2025	558,890
Thereafter	630,937
Total	$2,003,869

10.          Other Liabilities, Net

The following is a summary of other liabilities, net:

	December 31,
	2020	2019

	(In thousands)
Lease intangible liabilities	$33,256	$38,577
Accumulated amortization	(22,956)	(26,253)
Lease intangible liabilities, net	10,300	12,324
Lease assumption liabilities	10,126	17,589
Lease incentive liabilities	13,913	20,854
Liabilities related to operating lease right-of-use assets	10,752	28,476
Liabilities related to finance lease right-of-use assets (1)	40,221	—
Prepaid rent	19,809	23,612
Security deposits	13,654	16,348
Environmental liabilities	18,242	17,898
Net deferred tax liability	2,509	5,542
Dividends payable	34,075	34,012
Derivative agreements, at fair value	44,222	17,440
Deferred purchase price (2)	19,479	—
Other	10,472	11,947
Total other liabilities, net	$247,774	$206,042
(1)	Related to an amendment of the ground lease for 1730 M Street executed during the year ended December 31, 2020. The amendment extended the expiration date of the lease from April 2061 to December 2118, and resulted in a change in its classification from an operating to a finance lease.
(2)	Deferred purchase price associated with the acquisition of the Americana Hotel. See Note 4 for additional information.

Amortization expense included in "Property rental revenue" in our statements of operations related to lease intangible liabilities for each of the three years in the period ended December 31, 2020 was $2.0 million, $2.5 million and $2.6 million.

The following is a summary of the estimated amortization of lease intangible liabilities for the next five years and thereafter as of December 31, 2020:

Year ending December 31,	Amount
(In thousands)
2021	$1,807
2022	1,788
2023	1,780
2024	1,762
2025	1,221
Thereafter	1,942
Total	$10,300

11.          Income Taxes

We have elected to be taxed as a REIT, and accordingly, we have incurred no federal income tax expense related to our REIT subsidiaries except for our TRSs.

Our financial statements include the operations of our TRSs, which are subject to federal, state and local income taxes on their taxable income. As a REIT, we may also be subject to federal excise taxes if we engage in certain types of transactions. Continued qualification as a REIT depends on our ability to satisfy the REIT distribution tests, stock ownership requirements and various other qualification tests. As of December 31, 2020, our TRSs have an estimated federal and state NOL of approximately $11.0 million. The net basis of our assets and liabilities for tax reporting purposes is approximately $168.0 million higher than the amounts reported in our balance sheet as of December 31, 2020.

The following is a summary of our income tax benefit:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Current tax benefit (expense)	$1,232	$(34)	$20
Deferred tax benefit	3,033	1,336	718
Income tax benefit	$4,265	$1,302	$738

As of December 31, 2020 and 2019, we have a net deferred tax liability of $2.5 million and $5.5 million primarily related to the management and leasing contracts assumed in the Combination, partially offset by deferred tax assets associated with tax versus book differences, related general and administrative expenses and the NOL remaining from 2019, 2018 and 2017. We are subject to federal, state and local income tax examinations by taxing authorities for 2017 through 2020.

	December 31,
	2020	2019

	(In thousands)
Deferred tax assets:
Accrued bonus	$1,921	$721
NOL	2,770	915
Deferred revenue	—	626
Capital loss	1,283	—
Charitable contributions	1,533	435
Other	265	217
Total deferred tax assets	7,772	2,914
Valuation allowance	(2,072)	(523)
Total deferred tax assets, net of valuation allowance	5,700	2,391
Deferred tax liabilities:
Basis difference - intangible assets	(5,887)	(7,412)
Basis difference - real estate	(2,164)	—
Other	(158)	(521)
Total deferred tax liabilities	(8,209)	(7,933)
Net deferred tax liability	$(2,509)	$(5,542)

During the year ended December 31, 2020, our Board of Trustees declared cash dividends totaling $0.90 of which $0.405 was taxable as ordinary income for federal income tax purposes, $0.27 were capital gain distributions and the remaining $0.225 will be determined in 2021. During the year ended December 31, 2019, our Board of Trustees declared cash dividends totaling $0.90 of which $0.468 was taxable as ordinary income for federal income tax purposes and $0.432 were capital gain distributions. During the year ended December 31, 2018, our Board of Trustees declared cash dividends totaling $1.00 (regular dividends of $0.90 per common share and a special dividend of $0.10 per common share) of which $0.531 was taxable as ordinary income for federal income tax purposes and $0.469 were capital gain distributions.

12.          Redeemable Noncontrolling Interests

JBG SMITH LP

OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. During the years ended December 31, 2020 and 2019, unitholders redeemed 1.3 million and 1.7 million OP Units, which we elected to redeem for an equivalent number of our common shares. As of December 31, 2020, outstanding OP Units totaled 13.8 million, representing a 9.5% ownership interest in JBG SMITH LP. On our balance sheets, our OP Units and certain vested LTIPs are presented at the higher of their redemption value or their carrying value, with such adjustments recognized in "Additional paid-in capital." Redemption value per OP Unit is equivalent to the market value of one of our common shares at the end of the period. In 2021, as of the date of this filing, unitholders redeemed 93,978 OP Units, which we elected to redeem for an equivalent number of our common shares.

Consolidated Real Estate Venture

We are a partner in a consolidated real estate venture that owns a multifamily asset located in Washington, D.C. Pursuant to the terms of the real estate venture agreement, we will fund all capital contributions until our ownership interest reaches a maximum of 97.0%. Our partner can redeem its interest for cash under certain conditions. As of December 31, 2020, we held a 96.0% ownership interest in the real estate venture.

The following is a summary of the activity of redeemable noncontrolling interests:

	Year Ended December 31,
	2020			2019
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance as of the beginning of the year	$606,699	$6,059	$612,758	$552,159	$5,981	$558,140
OP Unit redemptions	(47,517)	—	(47,517)	(57,318)	—	(57,318)
LTIP Units issued in lieu of cash bonuses (1)	4,066	—	4,066	3,954	—	3,954
Net income (loss) attributable to redeemable noncontrolling interests	(4,818)	(140)	(4,958)	8,566	7	8,573
Other comprehensive loss	(2,990)	—	(2,990)	(2,584)	—	(2,584)
Contributions (distributions)	(15,629)	—	(15,629)	(15,325)	71	(15,254)
Share-based compensation expense	64,611	—	64,611	63,264	—	63,264
Adjustment to redemption value	(81,540)	1,947	(79,593)	53,983	—	53,983
Balance as of the end of the year	$522,882	$7,866	$530,748	$606,699	$6,059	$612,758
(1)	See Note 14 for additional information.

13.          Property Rental Revenue

The following is a summary of property rental revenue from our non-cancellable leases

	Year Ended December 31,
	2020	2019

	(In thousands)
Fixed	$420,521	$458,329
Variable	38,437	34,944
Property rental revenue	$458,958	$493,273

As of December 31, 2020, the amounts that are contractually due, including amounts due from tenants that were placed on a cash basis, from lease payments under our operating leases on an annual basis for the next five years and thereafter are as follows:

Year ending December 31,	Amount
(In thousands)
2021	$389,714
2022	318,306
2023	271,403
2024	237,333
2025	197,946
Thereafter	946,416

14.          Share-Based Payments and Employee Benefits

OP UNITS

The acquisition of JBG/Operating Partners, L.P. in the Combination resulted in the issuance of 3.3 million OP Units to the former owners with an estimated grant-date fair value of $110.6 million. The OP Units are subject to post-combination vesting over periods of either 12 or 60 months based on continued employment. Compensation expense for these OP Units is recognized over the graded vesting period.

The following is a summary of the OP Units activity:

		Weighted
	Unvested	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2019	2,872,252	$33.39
Vested	(1,351,682)	33.39
Unvested as of December 31, 2020	1,520,570	33.39

The total-grant date fair value of the OP Units that vested for each of the three years in the period ended December 31, 2020 was $45.1 million, $4.3 million and $3.2 million.

JBG SMITH 2017 Omnibus Share Plan

On June 23, 2017, our Board of Trustees adopted the JBG SMITH 2017 Omnibus Share Plan (the "Plan"), effective as of July 17, 2017, and authorized the reservation of 10.3 million of our common shares pursuant to the Plan. As of December 31, 2020, there were 3.1 million common shares available for issuance under the Plan.

Formation Awards

Pursuant to the Plan, on July 18, 2017, we granted 2.7 million formation awards ("Formation Awards") based on an aggregate notional value of approximately $100 million divided by the volume-weighted average price on July 18, 2017 of $37.10 per common share. In 2018, we granted 93,784 Formation Awards based on the volume-weighted average price on the date of issuance of $34.40 per common share.

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

The value of vested Formation Awards is realized through conversion of the award into a number of LTIP Units, and subsequent conversion into a number of OP Units determined based on the difference between the volume-weighted average price of a common share at the time the Formation Award was granted and the value of a common share on the conversion date. The conversion ratio between Formation Awards and OP Units, which starts at zero, is the quotient of: (i) the excess of the value of a common share on the conversion date above the per share value at the time the Formation Award was granted over (ii) the value of a common share as of the date of conversion. Like options, Formation Awards have a finite 10-year term over which their value is allowed to increase and during which they may be converted into LTIP Units (and in turn, OP Units). Holders of Formation Awards will not receive distributions or allocations of net income (net loss) prior to vesting and conversion to LTIP Units.

The aggregate grant-date fair value of the Formation Awards granted during the year ended December 31, 2018 was $725,000 estimated using Monte Carlo simulations. No Formation Awards were granted during the years ended December 31, 2020 and 2019. Compensation expense for these awards is being recognized over a five-year period. The following is a summary of the significant assumptions used to value the Formation Awards:

Year Ended December 31, 2018
Expected volatility	27.0% to 29.0%
Dividend yield	2.5% to 2.7%
Risk-free interest rate	2.8% to 3.0%
Expected life	7 years

The following is a summary of the Formation Awards activity:

		Weighted
	Unvested	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2019	2,484,946	$8.81
Vested	(782,338)	8.81
Forfeited	(5,053)	8.84
Unvested as of December 31, 2020	1,697,555	8.80

The total-grant date fair value of the Formation Awards that vested for each of the three years in the period ended December 31, 2020 was $6.9 million, $1.4 million and $333,000.

LTIP, Time-Based LTIP and Special Time-Based LTIP Units

During each of the three years in the period ended December 31, 2020, as part of their annual compensation, we granted a total of 54,607, 50,159 and 25,770 fully vested LTIP Units to non-employee trustees with an aggregate grant-date fair value of $1.5 million, $1.8 million and $794,000. The LTIP Units may not be sold while such non-employee trustee is serving on the Board.

During each of the three years in the period ended December 31, 2020, we granted 381,504, 351,982 and 367,519 Time-Based LTIP Units to certain employees with a weighted average grant-date fair value of $38.52, $34.26 and $31.48 per unit that vest over four years, 25.0% per year, subject to continued employment. Compensation expense for these units is being recognized over a four-year period.

During the years ended December 31, 2020 and 2019, we granted 90,094 and 91,636 of fully vested LTIP Units, with a grant-date fair value of $40.13 and $34.21 per unit, to certain executives who elected to receive all or a portion of their cash bonus paid in the subsequent year related to past service in the form of fully vested LTIP Units.

Additionally, during the year ended December 31, 2018, related to our successful pursuit of Amazon's new headquarters in National Landing, we granted 356,591 Special Time-Based LTIP Units to certain employees with a weighted average grant-date fair value of $36.84 per unit. The Special Time-Based LTIP Units vest 50% on each of the fourth and fifth anniversaries of the grant date, subject to continued employment. Compensation expense for these units is being recognized over a five-year period.

The aggregate grant-date fair value of the LTIP, Time-Based LTIP and Special Time-Based LTIP Units granted (collectively "Granted LTIPs") for each of the three years in the period ended December 31, 2020 was $19.9 million, $17.0 million and $25.5 million, valued using Monte Carlo simulations. Holders of the Granted LTIPs have the right to convert all or a portion of vested units into OP Units, which are then subsequently exchangeable for our common shares. Granted LTIPs do not have redemption rights, but any OP Units into which units are converted are entitled to redemption rights. Granted LTIPs, generally, vote with the OP Units and do not have any separate voting rights except in connection with actions that would materially and adversely affect the rights of the Granted LTIPs. The following is a summary of the significant assumptions used to value the Granted LTIPs:

Year Ended December 31,
	2020	2019	2018
Expected volatility	18.0% to 29.0%	18.0% to 24.0%	20.0% to 22.0%
Risk-free interest rate	0.3% to 1.5%	2.3% to 2.6%	1.9% to 2.6%
Post-grant restriction periods	2 to 3 years	2 to 3 years	2 to 3 years

The following is a summary of the Granted LTIP activity:

		Weighted
	Unvested	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2019	1,095,343	$34.35
Granted	526,205	37.74
Vested	(445,859)	34.27
Forfeited	(4,138)	36.69
Unvested as of December 31, 2020	1,171,551	35.90

The total-grant date fair value of the Granted LTIPs that vested for each of the three years in the period ended December 31, 2020 was $15.3 million, $12.0 million and $3.6 million.

Performance-Based LTIP and Special Performance-Based LTIP Units

During each of the three years in the period ended December 31, 2020, we granted 593,100, 478,411 and 567,106 Performance-Based LTIP Units to certain employees. During the year ended December 31, 2018, related to our successful pursuit of Amazon's new headquarters at our properties in National Landing, we granted 511,555 Special Performance-Based LTIP Units to certain employees.

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

Our Performance-Based LTIP Units have a three-year performance period. 50% of any Performance-Based LTIP Units that are earned vest at the end of the three-year performance period and the remaining 50% vest on the fourth anniversary of the date of grant, subject to continued employment. If, however, the Performance-Based LTIP Units do not achieve a positive absolute TSR at the end of the three-year performance period, but achieve at least the threshold level of the relative performance criteria thereof, 50% of the units that otherwise could have been earned will be forfeited, and the remaining 50% will be earned and vest if and when we achieve a positive absolute TSR during the succeeding seven years, measured at the end of each quarter. During the year ended December 31, 2020, the three-year performance period ended for the Performance-Based LTIP Units granted on August 1, 2017. Based on our relative and absolute TSR over the three-year performance period, 50% of the units granted were forfeited, and the remaining 50% of the units became earned and vested following achievement of positive absolute TSR on December 31, 2020. In January 2021, the three-year performance period ended for the Performance-Based LTIP Units granted on February 2, 2018. Based on our relative performance and absolute TSR over the three-year performance period, 100% of the units granted were earned.

The aggregate grant-date fair value of the Performance-Based LTIP and Special Performance-Based LTIP Units granted for each of the three years in the period ended December 31, 2020 was $11.1 million, $9.3 million and $21.1 million, valued using Monte Carlo simulations. Compensation expense for the Performance-Based LTIP Units is being recognized over a four-year period, while compensation expense for the Special Performance Based LTIP Units is being recognized over a five-year period. The following is a summary of the significant assumptions used to value both the Performance-Based LTIP and Special Performance-Based LTIP Units:

	Year Ended December 31,
	2020	2019	2018
Expected volatility	15.0%	19.0% to 23.0%	19.9% to 26.0%
Dividend yield	2.3%	2.3% to 2.5%	2.5% to 2.7%
Risk-free interest rate	1.3%	2.3% to 2.6%	2.3% to 3.0%

The following is a summary of both the Performance-Based LTIP and Special Performance-Based LTIP Units activity:

		Weighted
	Unvested	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2019	2,117,935	$18.55
Granted	593,100	18.67
Vested	(289,727)	15.95
Forfeited / cancelled	(294,711)	16.01
Unvested as of December 31, 2020	2,126,597	19.29

The total-grant date fair value of both the Performance-Based LTIP and Special Performance-Based LTIP Units that vested for the year ended December 31, 2020 was $4.6 million.

JBG SMITH 2017 ESPP

The JBG SMITH 2017 ESPP authorized the issuance of up to 2.1 million common shares. The ESPP provides eligible employees an option to purchase up to $25,000 in any calendar year, through payroll deductions, of our common shares at a discount of 15.0% of the closing price of a common share on relevant determination dates. The maximum aggregate number of common shares reserved for issuance under the ESPP will automatically increase on January 1 of each year, unless the Compensation Committee of the Board of Trustees determines to limit any such increase, by the lesser of: (i) 0.10% of the total number of outstanding common shares on December 31 of the preceding calendar year or (ii) 206,600 common shares.

Pursuant to the ESPP, employees purchased 68,047, 47,022 and 20,178 common shares for $1.7 million, $1.5 million and $597,000 during each of the three years in the period ended December 31, 2020. The following is a summary of the significant assumptions used to value the ESPP common shares using the Black-Scholes model:

	Year Ended December 31,
	2020	2019	2018
Expected volatility	13.0% to 67.0%	18.0% to 28.0%	21.0%
Dividend yield	1.1% to 3.3%	2.6% to 3.5%	2.5%
Risk-free interest rate	0.1% to 1.7%	2.2% to 2.4%	2.0%
Expected life	6 months	6 months	6 months

As of December 31, 2020, there were 1.9 million common shares available for issuance under the ESPP.

Share-Based Compensation Expense

The following is a summary of share-based compensation expense:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Time-Based LTIP Units	$14,018	$11,386	$10,095
Performance-Based LTIP Units	17,815	8,716	5,271
LTIP Units	1,100	1,000	794
Other equity awards (1)	6,024	4,535	3,826
Share-based compensation expense - other	38,957	25,637	19,986
Formation Awards	4,242	5,734	5,606
OP Units (2)	21,439	29,826	29,455
LTIP Units (2)	397	456	277
Special Performance-Based LTIP Units (3)	2,663	2,843	323
Special Time-Based LTIP Units (3)	2,937	3,303	369
Share-based compensation related to Formation Transaction and special equity awards (4)	31,678	42,162	36,030
Total share-based compensation expense	70,635	67,799	56,016
Less amount capitalized	(4,584)	(2,526)	(3,341)
Share-based compensation expense	$66,051	$65,273	$52,675
(1)	Primarily comprising compensation expense for certain executives who have elected to receive all or a portion of any cash bonus that may be paid in the subsequent year related to past service in the form of fully vested LTIP Units and related to our ESPP.
(2)	Represents share-based compensation expense for LTIP Units and OP Units issued in the Formation Transaction, which are subject to post-Combination employment obligations.
(3)	Represents equity awards issued related to our successful pursuit of Amazon's new headquarters in National Landing.
(4)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in the accompanying statements of operations.

As of December 31, 2020, we had $46.5 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 1.8 years.

Employee Benefits

We have a 401(k) defined contribution plan covering substantially all of our officers and employees which permits participants to defer compensation up to the maximum amount permitted by law. We provide a discretionary matching contribution. Employees' contributions vest immediately and our matching contributions vest after one year. Our contributions for each of the three years in the period ended December 31, 2020 were $2.2 million, $2.0 million and $1.8 million.

2021 Grants

Beginning in 2021, certain employees were granted restricted share units ("RSUs") with time-based vesting requirements ("Time-Based RSUs") and RSUs with performance-based vesting requirements ("Performance-Based RSUs") as part of their annual compensation. Vesting requirements and compensation expense recognition for the Time-Based RSUs and the Performance-Based RSUs are identical to those of the Time-Based LTIP Units and Performance-Based Units. In January 2021, we granted 485,753 Time-Based LTIP Units, 627,874 Performance-Based LTIP Units, 18,343 Time-Based RSUs and 11,886 Performance-Based RSUs to certain employees with an estimated aggregate grant-date fair value of $24.4 million.

In January 2021, we granted 163,065 fully vested LTIP Units, with a total grant-date fair value of $4.8 million, to certain employees who elected to receive all or a portion of their cash bonus earned during 2020 paid in the form of fully vested LTIP Units.

15.          Transaction and Other Costs

The following is a summary of transaction and other costs:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Relocation of corporate headquarters (1)	$—	$10,900	$—
Demolition costs (2)	682	5,432	—
Integration and severance costs (3)	3,694	5,252	15,907
Completed, potential and pursued transaction expenses	294	651	9,008
Other (4)	4,000	1,000	2,791
Transaction and other costs	$8,670	$23,235	$27,706
(1)	In November 2019, we relocated our corporate headquarters. Upon the relocation of our corporate headquarters, we incurred an impairment loss on the right-of-use assets for leases related to our former corporate headquarters as well as other costs. See Note 18 for additional information.
(2)	For the year ended December 31, 2020, related to 223 23rd Street and 2250 Crystal Drive (formerly 2300 Crystal Drive). For the year ended December 31, 2019, related to 1900 Crystal Drive.
(3)	For the year ended December 31, 2018, included transition services provided by our former parent.
(4)	For the years ended December 31, 2020 and 2019, related to charitable commitments to the Washington Housing Conservancy, a non-profit that acquires and owns affordable workforce housing in the Washington D.C. metropolitan region. For the year ended December 31, 2018, related costs associated with the successful pursuit of Amazon's new headquarters at our properties in National Landing for the year ended December 31, 2018.

16.          Interest Expense

The following is a summary of interest expense:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Interest expense before capitalized interest	$70,561	$78,313	$90,729
Amortization of deferred financing costs	3,315	3,217	4,661
Interest expense related to finance lease right-of-use assets	1,450	921	922
Net loss (gain) on derivative financial instruments not designated as cash flow hedges:
Net unrealized	184	50	(926)
Net realized	—	—	(135)
Capitalized interest	(13,189)	(29,806)	(20,804)
Interest expense	$62,321	$52,695	$74,447

17.          Shareholders' Equity and Earnings (Loss) Per Common Share

Common Shares Repurchased

In March 2020, our Board of Trustees authorized the repurchase of up to $500 million of our outstanding common shares. During the year ended December 31, 2020, we repurchased and retired 3.8 million common shares for $104.8 million, an average purchase price of $27.72 per share. In 2021, as of the date of this filing, we repurchased and retired 270,862 common shares for $8.1 million, an average purchase price of $29.93 per share, pursuant to a repurchase plan under Rule 10b5-1 of the Exchange Act.

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

Earnings (Loss) Per Common Share

The following is a summary of the calculation of basic and diluted earnings (loss) per common share and a reconciliation of the amounts of net income (loss) available to common shareholders used in calculating basic and diluted earnings per common share to net income (loss):

	Year Ended December 31,
	2020	2019	2018

	(In thousands, except per share amounts)
Net income (loss)	$(67,261)	$74,144	$46,613
Net (income) loss attributable to redeemable noncontrolling interests	4,958	(8,573)	(6,710)
Net loss attributable to noncontrolling interests	—	—	21
Net income (loss) attributable to common shareholders	(62,303)	65,571	39,924
Distributions to participating securities	(3,100)	(2,489)	(2,599)
Net income (loss) available to common shareholders - basic and diluted	$(65,403)	$63,082	$37,325

Weighted average number of common shares outstanding - basic and diluted	133,451	130,687	119,176
Earnings (loss) per common share - basic and diluted	$(0.49)	$0.48	0.31

The effect of the redemption of OP Units and Time-Based LTIP Units that were outstanding as of December 31, 2020 and 2019 is excluded in the computation of diluted earnings per common share as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings per share). Since OP Units and Time-Based LTIP Units, which are held by noncontrolling interests, are attributed gains at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average OP Unit and Time-Based LTIP Unit impact are excluded from net income (loss) available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted earnings per common share. Performance-Based LTIP Units, Special Performance-Based LTIP Units and Formation Awards, which totaled 4.7 million, 4.7 million and 3.9 million for each of the three years in the period ended December 31, 2020, were excluded from the calculation of diluted earnings per common share as they were antidilutive, but potentially could be dilutive in the future.

18.          Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.

As of December 31, 2020 and 2019, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized loss on our derivative financial instruments designated as cash flow hedges was $43.9 million and $17.7 million as of December 31, 2020 and 2019 and was recorded in "Accumulated other comprehensive loss" in our balance sheets, of which a portion was reclassified to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $17.5 million as an increase to interest expense.

The fair values of the derivative financial instruments are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and observable inputs. The derivative financial instruments are classified within Level 2 of the valuation hierarchy.

The following is a summary of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
December 31, 2020
Derivative financial instruments designated as cash flow hedges:
Classified as liabilities in "Other liabilities, net"	$44,222	—	$44,222	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	35	—	35	—

December 31, 2019
Derivative financial instruments designated as cash flow hedges:
Classified as liabilities in "Other liabilities, net"	$17,440	—	$17,440	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2020 and 2019, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains and losses included in "Other comprehensive income (loss)" in our statements of comprehensive income (loss) for each of the three years in the period ended December 31, 2020 were attributable to the net change in unrealized gains or losses related to the interest rate swaps that were outstanding during those periods, none of which were reported in our statements of operations as the interest rate swaps were documented and qualified as hedging instruments.

Fair Value Measurements on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our balance sheet as of December 31, 2020 consisted of a commercial real estate asset, One Democracy Plaza located in Bethesda, Maryland, that was written down to its estimated fair value of $3.3 million, including the right-of-use asset associated with the property’s ground lease, and was classified as Level 3 in the fair value hierarchy. An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Our estimate of fair value was determined using a discounted cash flow model, which considers, among other things, the anticipated holding period, current market conditions and utilizes unobservable quantitative inputs, including appropriate capitalization and discount rates. In connection with the preparation and review of our 2020 annual financial statements, we recognized an impairment loss of $10.2 million, which is included in "Impairment loss" on our statement of operations. There were no other assets measured at fair value on a nonrecurring basis as of December 31, 2020.

Assets measured at fair value on a nonrecurring basis on our balance sheet as of December 31, 2019 consisted of the right-of-use asset related to our former corporate office lease, which we measured for impairment upon relocation to our new corporate headquarters in November 2019. Prior to the relocation, we leased office space in a building we owned through one of our unconsolidated real estate ventures. With the adoption of Topic 842 in January 2019, we recorded a right-of-use asset based on the expected future use of our former headquarters. Upon the relocation of our corporate headquarters, we impaired the right-of-use asset due to our change in use of the asset. The fair value of the right-of-use asset subsequent to the relocation was based on Level 3 inputs, including estimated sublease income and our incremental borrowing rate. During the year ended December 31, 2019, we recognized an impairment loss of $10.2 million and certain additional expenses related to the relocation of our corporate headquarters, which is included in "Transaction and other costs" on our statement of operations. There were no other assets measured at fair value on a nonrecurring basis as of December 31, 2019. See Note 15 for additional information.

Financial Assets and Liabilities Not Measured at Fair Value

As of December 31, 2020 and 2019, all financial instruments and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	December 31, 2020		December 31, 2019
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgages payable	$1,603,869	$1,606,470	$1,127,848	$1,162,890
Revolving credit facility	—	—	200,000	200,177
Unsecured term loans	400,000	399,678	300,000	300,607
(1)	The carrying amount consists of principal only.

The fair values of the mortgages payable, revolving credit facility and unsecured term loans were determined using Level 2 inputs of the fair value hierarchy.

19.          Segment Information

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

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Property management fees	$20,178	$22,437	$24,831
Asset management fees	9,791	14,045	14,910
Development fees (1)	11,496	15,655	7,592
Leasing fees	5,594	7,377	6,658
Construction management fees	2,966	1,669	2,892
Other service revenue	7,255	4,269	2,801
Third-party real estate services revenue, excluding reimbursements	57,280	65,452	59,684
Reimbursement revenue (2)	56,659	55,434	39,015
Third-party real estate services revenue, including reimbursements	113,939	120,886	98,699
Third-party real estate services expenses	114,829	113,495	89,826
Third-party real estate services revenue less expenses	$(890)	$7,391	$8,873
(1)	Estimated development fee revenue totaling $69.8 million as of December 31, 2020 is expected to be recognized over the next seven years as unsatisfied performance obligations are completed.
(2)	Represents reimbursement of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Management company assets primarily consist of management and leasing contracts with a net book value of $25.5 million and $31.5 million and are classified in "Other assets, net" in our balance sheets as of December 31, 2020 and 2019. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

The following is the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Net income (loss) attributable to common shareholders	$(62,303)	$65,571	$39,924
Add:
Depreciation and amortization expense	221,756	191,580	211,436
General and administrative expense:
Corporate and other	46,634	46,822	33,728
Third-party real estate services	114,829	113,495	89,826
Share-based compensation related to Formation Transaction and special equity awards	31,678	42,162	36,030
Transaction and other costs	8,670	23,235	27,706
Interest expense	62,321	52,695	74,447
Loss on extinguishment of debt	62	5,805	5,153
Impairment loss	10,232	—	—
Reduction of gain on bargain purchase	—	—	7,606
Income tax benefit	(4,265)	(1,302)	(738)
Net income (loss) attributable to redeemable noncontrolling interests	(4,958)	8,573	6,710
Less:
Third-party real estate services, including reimbursements revenue	113,939	120,886	98,699
Other revenue	15,372	7,638	6,358
Income (loss) from unconsolidated real estate ventures, net	(20,336)	(1,395)	39,409
Interest and other income (loss), net	(625)	5,385	15,168
Gain on sale of real estate	59,477	104,991	52,183
Net loss attributable to noncontrolling interests	—	—	21
Consolidated NOI	$256,829	$311,131	$319,990

The following is a summary of NOI by segment. Items classified in the Other column include future development pipeline assets, corporate entities and the elimination of intersegment activity.

	Year Ended December 31, 2020
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$345,403	$121,559	$(8,004)	$458,958
Other property revenue	13,888	327	239	14,454
Total property revenue	359,291	121,886	(7,765)	473,412
Property expense:
Property operating	105,489	47,508	(7,372)	145,625
Real estate taxes	47,607	19,233	4,118	70,958
Total property expense	153,096	66,741	(3,254)	216,583
Consolidated NOI	$206,195	$55,145	$(4,511)	$256,829

	Year Ended December 31, 2019
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$383,311	$116,330	$(6,368)	$493,273
Other property revenue	25,593	380	—	25,973
Total property revenue	408,904	116,710	(6,368)	519,246
Property expense:
Property operating	113,177	35,236	(10,791)	137,622
Real estate taxes	50,115	15,021	5,357	70,493
Total property expense	163,292	50,257	(5,434)	208,115
Consolidated NOI	$245,612	$66,453	$(934)	$311,131

	Year Ended December 31, 2018
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$404,826	$108,989	$(368)	$513,447
Other property revenue	25,216	368	94	25,678
Total property revenue	430,042	109,357	(274)	539,125
Property expense:
Property operating	118,288	31,502	(1,709)	148,081
Real estate taxes	53,324	14,280	3,450	71,054
Total property expense	171,612	45,782	1,741	219,135
Consolidated NOI	$258,430	$63,575	$(2,015)	$319,990

The following is a summary of certain balance sheet data by segment:

	Commercial	Multifamily	Other	Total

	(In thousands)
December 31, 2020
Real estate, at cost	$3,459,171	$2,036,131	$505,329	$6,000,631
Investments in unconsolidated real estate ventures	327,798	108,593	24,978	461,369
Total assets (1)	3,430,509	1,787,718	861,320	6,079,547
December 31, 2019
Real estate, at cost	$3,415,294	$1,998,297	$361,928	$5,775,519
Investments in unconsolidated real estate ventures	396,199	107,882	38,945	543,026
Total assets (1)	3,361,122	1,682,872	942,257	5,986,251
(1)	Includes assets held for sale. See Note 4 for additional information.

20.          Commitments and Contingencies

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

Construction Commitments

As of December 31, 2020, we had construction in progress that will require an additional $18.9 million to complete ($9.6 million related to our consolidated entities and $9.3 million related to our unconsolidated real estate ventures at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next one to two years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, issuance and sale of equity securities, and available cash.

Environmental Matters

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities total $18.2 million and $17.9 million as of December 31, 2020 and 2019, and are included in "Other liabilities, net" in our balance sheets.

Operating and Finance Leases

As of December 31, 2020, the weighted average discount rate used in calculating lease liabilities for our active operating and finance leases was 5.4% and 4.2%, which had weighted average remaining lease terms of 10.9 years and 98.0 years.

As of December 31, 2020, future minimum lease payments under our non-cancellable operating and finance leases are as follows:

Year ending December 31,	Operating	Finance

	(In thousands)
2021	$2,550	$1,020
2022	2,266	1,040
2023	1,202	1,061
2024	1,263	1,082
2025	1,327	1,104
Thereafter	6,259	298,822
Total future minimum lease payments	14,867	304,129
Imputed interest	(4,115)	(263,908)
Total (1)	$10,752	$40,221
(1)	The total for operating leases of $10.8 million corresponds to liabilities related to operating lease right-of-use assets and the total for finance leases of $40.2 million corresponds to liabilities related to finance lease right-of-use assets, both of which are included in "Other liabilities, net" as of December 31, 2020. See Note 10 for additional information.

During the years ended December 31, 2020 and 2019, we incurred $2.9 million and $2.3 million of fixed operating and finance lease costs, and $1.6 million and $1.3 million of variable operating lease costs.

Other

As of December 31, 2020, we had committed tenant-related obligations totaling $56.1 million ($52.3 million related to our consolidated entities and $3.8 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

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

As of December 31, 2020, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $56.1 million. As of December 31, 2020, we had no principal payment guarantees related to our unconsolidated real estate ventures.

Additionally, with respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of December 31, 2020, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

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

21.          Transactions with Related Parties

Our third-party asset management and real estate services business provides fee-based real estate services to the WHI, Amazon, the JBG Legacy Funds and other third parties. We provide services for the benefit of the JBG Legacy Funds that own interests in the assets retained by the JBG Legacy Funds. In connection with the contribution to us of the assets formerly owned by the JBG Legacy Funds as part of the Formation Transaction, the general partner and managing member interests in the JBG Legacy Funds that were held by certain former JBG executives (and who became members of our management team and/or Board of Trustees) were not transferred to us and remain under the control of these individuals. In addition, certain members of our senior management and Board of Trustees have an ownership interest in the JBG Legacy Funds and own carried interests in each fund and in certain of our real estate ventures that entitle them to receive cash payments if the fund or real estate venture achieves certain return thresholds.

The WHI was launched by us and the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. We are the manager for the WHI Impact Pool, which is the social impact debt financing vehicle of the WHI. As of December 31, 2020, the WHI Impact Pool had completed closings of capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds and the WHI Impact Pool was $22.4 million, $36.5 million and $33.8 million for each of the three years in the period ended December 31, 2020. As of December 31, 2020 and 2019, we had receivables from the JBG Legacy Funds and the WHI Impact Pool totaling $7.5 million and $6.2 million for such services.

We rented our former corporate offices from an unconsolidated real estate venture and made payments totaling $4.6 million, $5.0 million and $4.9 million for each of the three years in the period ended December 31, 2020. In November 2019, we relocated our corporate headquarters. Upon the relocation of our corporate headquarters, we impaired the right-of-use asset due to our change in the use of the asset. See Note 18 for additional information.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $16.9 million, $21.8 million and $20.9 million for each of the three years in the period ended December 31, 2020 which is included in "Property operating expenses" in our statements of operations.

22.          Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
2020	Quarter (1)	Quarter (2) (3)	Quarter (2)	Quarter (2) (4)

	(In thousands, except per share data)
Total revenue	$158,107	$144,952	$151,035	$148,629
Net income (loss)	48,175	(40,263)	(25,005)	(50,168)
Net income (loss) attributable to common shareholders	42,925	(36,780)	(22,793)	(45,655)
Earnings (loss) per share - basic and diluted	0.32	(0.28)	(0.18)	(0.36)
(1)	During the first quarter of 2020, we recognized a gain on the sale of real estate of $59.5 million from the sale of Metropolitan Park.
(2)	Beginning in the second quarter of 2020, as a result of COVID-19, we have experienced significantly decreased retail revenue, which has resulted in increased credit losses and write-offs against rent receivables, decreased multifamily revenue due to lower occupancy and higher concession, a decline in parking revenue, depressed near-term leasing activity in our commercial and multifamily portfolios and increased interest expense from borrowings.
(3)	During the second quarter of 2020, we recorded a $6.5 million impairment loss related to our investment in our former unconsolidated real estate venture that owns The Marriott Wardman Park.
(4)	During the fourth quarter of 2020, in connection with the preparation and review of our 2020 annual financial statements, we recorded a $10.2 million impairment loss due to the write-down of One Democracy Plaza, a commercial real estate asset located in Bethesda, Maryland, to its estimated fair value. Additionally, during the fourth quarter of 2020, we recorded $15.0 million against deferred (straight-line) rent receivables and $8.2 million of income associated with certain lease guarantees.

	First	Second	Third	Fourth
2019	Quarter (1)	Quarter	Quarter (2)	Quarter (3)

	(In thousands, except per share data)
Total revenue	$155,199	$160,617	$167,077	$164,877
Net income (loss)	28,248	(3,328)	10,532	38,692
Net income (loss) attributable to common shareholders	24,861	(3,040)	9,360	34,390
Earnings (loss) per share - basic and diluted	0.20	(0.03)	0.06	0.25
(1)	During the first quarter of 2019, we recognized a gain on the sale of real estate of $39.0 million from the sale of Commerce Executive/Commerce Metro Land.
(2)	During the third quarter of 2019, we recognized a gain on the sale of real estate of $8.1 million from the sale of 1600 K Street.
(3)	During the fourth quarter of 2019, we recognized an aggregate gain on the sale of real estate of $57.9 million, from the sale of Vienna Retail, and the partial sale and remeasurement of our remaining interest subsequent to the transfer of control in the real estate venture that owns Central Place Tower. Additionally, during the fourth quarter of 2019, we incurred an impairment loss of $10.2 million and certain additional expenses related to the relocation of our corporate headquarters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, our disclosure controls and procedures were effective.

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

As of December 31, 2020, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited our financial statements and has issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting including any material impact from many of our employees working remotely due to COVID-19.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of JBG SMITH Properties

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of JBG SMITH Properties and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 23, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

McLean, Virginia

February 23, 2021

ITEM 9B. OTHER INFORMATION

AMENDED & RESTATED EMPLOYMENT AGREEMENTS

On February 18, 2021, the Company entered into amended and restated employment agreements with W. Matthew Kelly, our Chief Executive Officer, David P. Paul, our Chief Operating Officer, Stephen W. Theriot, our Senior Advisor and former Chief Financial Officer, Kevin "Kai" Reynolds, our Chief Development Officer, and M. Moina Banerjee, our Chief Financial Officer (collectively, the "Executives"), to clarify that the equity vesting component of the severance benefits set forth in the agreements shall not operate to result in less favorable treatment of the Executive’s equity awards than would be provided under an applicable award agreement. In addition, the amended and restated employment agreements remove provisions in the prior agreements providing that on either a covered termination or a change in control termination, vested stock options held by the terminated Executive and any vested and unconverted portion of the Executive's profits interests would remain exercisable or convertible for 60 days following termination (or, if earlier, for the remainder of the term of the option or the profits interest award). The amended and restated agreements with Ms. Banerjee and Mr. Theriot also reflect their new titles effective January 1, 2021 as Chief Financial Officer and Senior Advisor, respectively. All other material terms of the amended and restated employment agreements remain the same as the prior employment agreements described under "Compensation Discussion and Analysis – Employment Agreements" in our Definitive Proxy Statement filed with the Securities and Exchange Commission on March 13, 2020, which description is incorporated herein by reference.

The foregoing descriptions of the Second Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and W. Matthew Kelly; Second Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and David P. Paul; Second Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and Kevin P. Reynolds; Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and Madhumita Moina Banerjee; and Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and Stephen W. Theriot are not complete and are subject to and qualified in their entirety by the terms of such agreements, copies of which are filed as Exhibits 10.41; 10.42; 10.43; 10.44 and 10.45 hereto.

MATERIAL U.S. FEDERAL INCOME TAX CONSEQUENCES

The following discussion summarizes our taxation and the material U.S. federal income tax consequences to holders of our common shares, preferred shares and depositary shares (together with common shares and preferred shares, the "shares") as well as our warrants and rights (together with the shares, the "securities") and is provided for general information only. This is not tax advice. The tax treatment of our shareholders will vary depending upon the holder's particular situation, and this discussion does not deal with all aspects of taxation that may be relevant to particular shareholders in light of their personal investment or tax circumstances. This section also does not deal with all aspects of taxation that may be relevant to certain types of shareholders to which special provisions of the U.S. federal income tax laws apply, including:

●	dealers in securities or currencies;
●	traders in securities that elect to use a mark-to-market method of accounting for their securities holdings;
●	banks;
●	life insurance companies;
●	tax-exempt organizations;
●	certain insurance companies;
●	persons liable for the alternative minimum tax;
●	persons that hold shares that are a hedge, that are hedged against interest rate or currency risks or that are part of a straddle or conversion transaction;

●	persons that purchase or sell shares as part of a wash sale for tax purposes;
●	persons who do not hold our shares as capital assets; and
●	U.S. shareholders whose functional currency is not the U.S. dollar.

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

Taxation of JBG SMITH as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year that ended December 31, 2017 (our first taxable year). We believe that we are organized and operate in such a manner as to qualify for taxation as a REIT under the applicable provisions of the Code. We conduct our business as an umbrella partnership REIT, pursuant to which substantially all of our assets are held by our operating partnership, JBG SMITH LP. We are the sole general partner of JBG SMITH LP and we own approximately 90.5% of its outstanding OP Units. JBG SMITH LP owns, directly or indirectly, majority interests in several subsidiary REITs and minority interests in certain other subsidiary REITs through its interests in certain joint ventures. Our subsidiary REITs are subject to the same REIT qualification requirements and other limitations described herein that apply to us (and in certain cases, are subject to more stringent REIT qualification requirements).

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

It must be emphasized that the opinion of Hogan Lovells US LLP, described in the preceding paragraph, regarding our status as a REIT, will rely, without independent investigation or verification, on various assumptions relating to our organization and operation and on prior opinions provided by Sullivan & Cromwell LLP and Hogan Lovells US LLP, as described below under "Failure to Qualify as a REIT," as to the qualification and taxation of Vornado, each REIT that was contributed by VRLP to JBG SMITH LP and each REIT that was contributed to JBG SMITH LP by JBG, as a REIT, and will be conditioned upon fact-based representations and covenants made by our management regarding our organization, assets and income, and the present and future conduct of our business operations. While we intend to continue to operate so that we continue to qualify to be taxed as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Hogan Lovells US LLP or by us that we will qualify to be taxed as a REIT for any particular year. Any such opinion will be expressed as of the date issued. In connection with such opinion, Hogan Lovells US LLP will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. You should be aware that opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not challenge the conclusions set forth in any such opinion. Hogan Lovells US LLP's opinion would not foreclose the possibility that we may have to use one or more of the REIT savings provisions discussed below, which could require us to pay an excise or penalty tax (which could be significant in amount) in order to maintain our REIT qualification.

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

As noted above, we have elected, and believe we have been organized and have operated in such a manner as to qualify, to be taxed as a REIT for U.S. federal income tax purposes, from and after our taxable year that ended December 31, 2017 (our first taxable year). The material qualification requirements are summarized below under "-Requirements for Qualification." While we believe that we operate so that we qualify to be taxed as a REIT, no assurance can be given that the IRS will not challenge our qualification, or that we will be able to operate in accordance with the REIT requirements in the future. Please refer to "-Failure to Qualify as a REIT." The discussion in this section "-Taxation of JBG SMITH as a REIT" assumes that we will qualify as a REIT.

As a REIT, we generally do not have to pay federal corporate income taxes on our net income that we currently distribute to our shareholders. This treatment substantially eliminates the "double taxation" at the corporate and shareholder levels that generally results from investment in a regular corporation. Our dividends, however, typically are not be eligible for (i) the reduced rates of tax applicable to dividends received by noncorporate shareholders, except in limited circumstances, and (ii) the corporate dividends received deduction. For taxable years beginning after December 31, 2017 and before January 1, 2026, however, U.S. shareholders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations. Our capital gain dividends and qualified dividend income generally are subject to a maximum 23.8% rate (which rate takes into account the maximum capital gain rate of 20% and the 3.8% Medicare tax on net investment income, described below under "-Net Investment Income Tax"). See "-Taxation of U.S. Shareholders-Taxation of Taxable U.S. Shareholders-Taxation of Dividends."

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

Although we generally do not pay federal corporate income tax on our net income that we currently distribute to our shareholders, we will have to pay U.S. federal income tax as follows:

●	First, we will have to pay tax at regular corporate rates on any undistributed real estate investment trust taxable income, including undistributed net capital gains.
●	Second, if we elect to treat property that we acquire in connection with certain leasehold terminations or a foreclosure of a mortgage loan as "foreclosure property," we may thereby avoid (i) the 100% prohibited transactions tax on gain from a resale of that property (if the sale otherwise would constitute a prohibited transaction); and (ii) the inclusion of any income from such property as non-qualifying income for purposes of the REIT gross income tests discussed below. Income from the sale or operation of the property may be subject to U.S. federal corporate income tax at the highest applicable rate (currently 21%).
●	Third, if we have net income from "prohibited transactions," as defined in the Code, we will have to pay a 100% tax on that income. Prohibited transactions are, in general, certain sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business.
●	Fourth, if we should fail to satisfy the 75% gross income test or the 95% gross income test, as discussed below under "-Requirements for Qualification-Income Tests," but have nonetheless maintained our qualification as a REIT because we have satisfied some other requirements, we will have to pay a 100% tax on an amount equal to (a) the gross income attributable to the greater of (i) 75% of our gross income over the amount of gross income that is qualifying income for purposes of the 75% test, and (ii) 95% of our gross income over the amount of gross income that is qualifying income for purposes of the 95% test, multiplied by (b) a fraction intended to reflect our profitability.

●	Fifth, if we should fail to distribute during each calendar year at least the sum of (1) 85% of our real estate investment trust ordinary income for that year, (2) 95% of our real estate investment trust capital gain net income for that year and (3) any undistributed taxable income from prior periods, we would have to pay a 4% excise tax on the excess of that required distribution over the sum of the amounts actually distributed and retained amounts on which income tax is paid at the corporate level.
●	Sixth, if we acquire any asset from a C corporation in certain transactions in which we succeed to the basis of the asset or any other property in the hands of the C corporation as the basis of the asset in our hands, and we recognize gain on the disposition of that asset during the five-year period beginning on the date on which we acquired that asset, then we will have to pay tax on the built-in gain at the highest regular corporate rate. A C corporation means generally a corporation that has to pay full corporate-level tax.
●	Seventh, if we derive "excess inclusion income" from a residual interest in a REMIC or certain interests in a TMP we could be subject to corporate level federal income tax at a 21% rate to the extent that such income is allocable to certain types of tax-exempt shareholders that are not subject to unrelated business income tax, such as government entities.
●	Eighth, if we receive non-arm's-length income from a "taxable REIT subsidiary" (as defined under "-Requirements for Qualification-Asset Tests"), or as a result of services provided by a taxable REIT subsidiary to our tenants or to us, we will be subject to a 100% tax on the amount of our non-arm's-length income.
●	Ninth, if we fail to satisfy a REIT asset test, as described below, due to reasonable cause and we nonetheless maintain our REIT qualification because of specified cure provisions, we will generally be required to pay a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail such test.
●	Tenth, if we fail to satisfy any provision of the Code that would result in our failure to qualify as a REIT (other than a violation of the REIT gross income tests or a violation of the asset tests described below) and the violation is due to reasonable cause, we may retain our REIT qualification but will be required to pay a penalty of $50,000 for each such failure.
●	Eleventh, we have a number of taxable REIT subsidiaries, the net income of which will be subject to U.S. federal, state and local corporate income tax at normal rates.

Notwithstanding our qualification as a REIT, we and our subsidiaries also may be subject to a variety of other taxes, including payroll taxes, property and other taxes on our assets, operations and net worth. We also could be subject to tax in other situations and on transactions not presently contemplated.

Requirements for Qualification

The Code defines a REIT as a corporation, trust or association:

●	which is managed by one or more directors or trustees;
●	the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest;
●	that would otherwise be taxable as a domestic corporation, but for Sections 856 through 859 of the Code;
●	that is neither a financial institution nor an insurance company to which certain provisions of the Code apply;
●	the beneficial ownership of which is held by 100 or more persons (except with respect to the first taxable year for which an election to be taxed as a REIT is made);
●	during the last half of each taxable year, not more than 50% in value of the outstanding shares of which is owned, directly or constructively, by five or fewer individuals, as defined in the Code to include certain entities (the "not closely held requirement") (except with respect to the first taxable year for which an election to be taxed as a REIT is made); and

●	that meets certain other tests, including tests described below regarding the nature of its income and assets.

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

Ownership of Subsidiary Entities

Ownership of Partnerships, Limited Liability Companies and Qualified REIT Subsidiaries

If we are a partner in an entity that is treated as a partnership for U.S. federal income tax purposes, Treasury regulations under Section 856 of the Code provide that for purposes of the gross income and asset tests applicable to REITs that are described below, we will be deemed to own our proportionate share of the assets of the partnership and will be deemed to be entitled to the income of the partnership attributable to that share. In addition, the character of the assets and gross income of the partnership will retain the same character in our hands for purposes of Section 856 of the Code, including for purposes of satisfying the gross income tests and the asset tests. As the sole general partner of our operating partnership, JBG SMITH LP, we have direct control over it and indirect control over the subsidiaries in which JBG SMITH LP or a subsidiary has a controlling interest. We currently intend to operate these entities in a manner consistent with the requirements for our qualification as a REIT. If we are or become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity (including possibly by transferring the interest to one of our taxable REIT subsidiaries). In addition, it is possible that a partnership or limited liability company could take an action that could cause us to fail a gross income or asset test, and that we would not become aware of such action in time for us to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to qualify as a REIT unless we were entitled to relief as described below in "-Failure to Qualify as a REIT." In addition, actions taken by partnerships in which we own an interest can affect the determination of whether we have net income from prohibited transactions. See the fourth bullet in the list under "-Taxation of JBG SMITH as a REIT" for a brief description of prohibited transactions.

Under the Bipartisan Budget Act of 2015, liability is imposed on a partnership (rather than its partners) for adjustments to reported partnership taxable income resulting from audits or other tax proceedings. The liability can include an imputed underpayment of tax, calculated by using the highest marginal U.S. federal income tax rate, as well as interest and penalties on such imputed underpayment of tax. Using certain rules, partnerships may be able to transfer these liabilities to their partners. In the event any adjustments are imposed by the IRS on the taxable income reported by JBG SMITH LP or any of our other subsidiary partnerships, we intend to use the audit rules to the extent possible to allow us to transfer any liability with respect to such adjustments to the partners of JBG SMITH LP (which would include us) or the partners of any other subsidiary partnership who should properly bear such liability. However, there is no assurance that we will qualify under those rules or that we will have the authority to use those rules under the operating agreements for certain of our subsidiary partnerships.

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

If a disregarded subsidiary ceases to be wholly owned by us (for example, if any equity interest in the subsidiary is acquired by a person other than us or another disregarded subsidiary of ours), the subsidiary's separate existence no longer would be disregarded for U.S. federal income tax purposes. Instead, the subsidiary would have multiple owners and would be treated either as a partnership or a taxable corporation. Such an event could, depending on the circumstances, adversely affect our ability to satisfy the various asset and gross income requirements applicable to REITs, including the requirement that REITs generally may not own, directly or indirectly, more than 10% of the securities of another corporation unless it is a taxable REIT subsidiary, a QRS or another REIT. See "-Income Tests" and "-Asset Tests."

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

A taxable REIT subsidiary is subject to U.S. federal income tax at regular corporate rates (currently a maximum rate of 21%), and may also be subject to state and local taxation. Any dividends paid or deemed paid by any one of our taxable REIT subsidiaries will also be taxable, either (1) to us to the extent the dividend is retained by us, or (2) to our shareholders to the extent the dividends received from the taxable REIT subsidiary are paid to our shareholders. We may hold more than 10% of the stock of a taxable REIT subsidiary without jeopardizing our qualification as a REIT notwithstanding the rule described below under "-Asset Tests" that generally precludes ownership of more than 10% of any issuer's securities. However, as noted below, for us to qualify as a REIT, the securities of all the taxable REIT subsidiaries in which we have invested either directly or indirectly may not represent more than 20% of the total value of our assets. Other than certain activities related to operating or managing a lodging or health care facility, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of the parent REIT.

Income Tests

To maintain our qualification as a REIT, we annually must satisfy two gross income requirements.

●	First, we must derive at least 75% of our gross income, excluding gross income from prohibited transactions, for each taxable year directly or indirectly from investments relating to real property, mortgages on real property or investments in REIT equity securities, including "rents from real property," as defined in the Code, or from certain types of temporary investments. Rents from real property generally include our expenses that are paid or reimbursed by tenants.

●	Second, at least 95% of our gross income, excluding gross income from prohibited transactions, for each taxable year must be derived from real property investments as described in the preceding bullet point, dividends, interest and gain from the sale or disposition of stock or securities, or from any combination of these types of sources.

Rents that we receive will qualify as rents from real property in satisfying the gross income requirements for a REIT described above only if the rents satisfy several conditions.

●	First, the amount of rent must not be based in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from rents from real property solely because it is based on a fixed percentage or percentages of receipts or sales.
●	Second, the Code provides that rents received from a tenant will not qualify as rents from real property in satisfying the gross income tests if the REIT, directly or under the applicable attribution rules, owns a 10% or greater interest in that tenant; except that rents received from a taxable REIT subsidiary under certain circumstances qualify as rents from real property even if we own more than a 10% interest in the subsidiary. We refer to a tenant in which we own a 10% or greater interest as a "related party tenant."
●	Third, if rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to the personal property will not qualify as rents from real property.
●	Finally, for rents received to qualify as rents from real property, the REIT generally must not operate or manage the property or furnish or render services to the tenants of the property, other than through an independent contractor from whom the REIT derives no revenue or through a taxable REIT subsidiary. However, we may directly perform certain services that landlords usually or customarily render when renting space for occupancy only or that are not considered rendered to the occupant of the property.

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

If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for that year if we satisfy the requirements of other provisions of the Code that allow relief from disqualification as a REIT. These relief provisions will generally be available if:

●	Our failure to meet the income tests was due to reasonable cause and not due to willful neglect; and
●	We file a schedule of each item of income in excess of the limitations described above in accordance with regulations to be prescribed by the IRS.

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

Asset Tests

At the close of each quarter of our taxable year, we must also satisfy four tests relating to the nature of our assets.

●	First, at least 75% of the value of our total assets must be represented by real estate assets, including (a) real estate assets held by our qualified REIT subsidiaries, our allocable share of real estate assets held by partnerships in which we own an interest and stock issued by another REIT, (b) for a period of one year from the date of our

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
●	Second, not more than 25% of our total assets may be represented by securities other than those in the 75% asset class (except that not more than 25% of the REIT's total assets may be represented by "nonqualified" debt instruments issued by publicly offered REITs). For this purpose, a "nonqualified" debt instrument issued by a publicly offered REIT is any real estate asset that would cease to be a real estate asset if the definition of a real estate asset was applied without regard to the reference to debt instruments issued by publicly offered REITs.
●	Third, not more than 20% of our total assets may constitute securities issued by taxable REIT subsidiaries and, of the investments included in the 25% asset class, the value of any one issuer's securities, other than equity securities issued by another REIT or securities issued by a taxable REIT subsidiary, owned by us may not exceed 5% of the value of our total assets.
●	Fourth, we may not own more than 10% of the vote or value of the outstanding securities of any one issuer, except for issuers that are REITs, qualified REIT subsidiaries or taxable REIT subsidiaries, or certain securities that qualify under a safe harbor provision of the Code (such as so-called "straight-debt" securities).

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

In order for distributions to be counted as satisfying the annual distribution requirement for REITs, and to provide REITs with a REIT-level dividends paid deduction, the distributions must not be "preferential dividends." A distribution is not a preferential dividend if the distribution is (1) pro rata among all outstanding shares of stock within a particular class and (2) in accordance with the preferences among different classes of stock as set forth in the REIT's organizational documents. This requirement does not apply to publicly offered REITs, including us, with respect to distributions made in tax years beginning after 2014, continues to apply to our subsidiary REITs.

We intend to satisfy the annual distribution requirements.

The calculation of REIT taxable income includes deductions for noncash charges, such as depreciation. Accordingly, we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the distribution requirements described above. However, from time to time, we may not have sufficient cash or other liquid assets to meet these distribution requirements due to timing differences between the actual receipt of income and the actual payment of deductible expenses, and the inclusion of income and deduction of expenses for purposes of determining our annual taxable income. Further, under Section 451 of the Code, subject to certain exceptions, we must accrue income for U.S. federal income tax purposes no later than the time at which such income is taken into account in our financial statements, which could create additional differences between REIT taxable income and the receipt of cash attributable to such income. In addition, we may decide to retain our cash, rather than distribute it, to repay debt, acquire assets, or for other reasons. If these timing differences occur, we may borrow funds to pay dividends or we may pay dividends through the distribution of other property (including our shares) in order to meet the distribution requirements, while preserving our cash. Alternatively, subject to certain conditions and limitations, we may declare a taxable dividend payable in cash or shares at the election of each shareholder, where the aggregate amount of cash to be distributed with respect to such dividend may be subject to limitation. In such case, for U.S. federal income tax purposes, shareholders receiving such dividends will be required to include the full amount (both the cash and share component) of the dividend as ordinary taxable income to the extent of our current and accumulated earnings and profits.

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

Interest Deduction Limitation

Section 163(j) of the Code limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of "adjusted taxable income," subject to certain exceptions. Any amount paid or accrued in excess of the limitation is carried forward and may be deducted in a subsequent year, again subject to the 30% limitation. Adjusted taxable income is determined without regard to certain deductions, including those for net interest expense, net operating loss carryforwards and, for taxable years beginning before January 1, 2022, depreciation, amortization and depletion. Provided the taxpayer makes a timely election (which is irrevocable), the 30% limitation will not apply to interest paid or accrued in a trade or business involving real property development, redevelopment, construction, reconstruction, rental, operation, acquisition, conversion, disposition, management, leasing or brokerage, within the meaning of

Section 469(c)(7)(C) of the Code. If this election is made, depreciable real property (including certain improvements) held by the relevant trade or business must be depreciated under the alternative depreciation system under the Code, which generally is less favorable than the generally applicable system of depreciation under the Code. If we do not make the election or if the election is determined not to be available with respect to all or certain of our business activities, the new interest deduction limitation could result in us having more REIT taxable income and, thus, increase the amount of distributions we must make in order to comply with the REIT requirements and avoid incurring corporate level income tax.

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

In addition, if either Vornado or JBG SMITH were to fail to qualify as a REIT immediately after the Separation in July 2017, then, in our 2017 taxable year, we would have to recognize corporate-level gain on our assets that were acquired in so-called "conversion transactions." (Out of an abundance of caution, we are assuming that the "immediately after" requirement would be applied looking at the two years following the Separation). For more information, please review the risk factor entitled "Unless Vornado and JBG SMITH are both REITs immediately after the distribution of JBG SMITH by Vornado and at all times during the two years thereafter, JBG SMITH could be required to recognize certain corporate-level gains for tax purposes" in our Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated by reference herein. In connection with the distribution of JBG SMITH by Vornado and the combination, we received an opinion of Sullivan & Cromwell LLP and an opinion of Hogan Lovells US LLP to the effect that we were organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our proposed method of operation enabled us to meet the requirements for qualification and taxation as a REIT commencing with our taxable year ending December 31, 2017. In addition, we received an opinion of Hogan Lovells US LLP with respect to each REIT that was contributed to JBG SMITH LP by JBG in the combination, and we and JBG received an opinion of Sullivan & Cromwell LLP with respect to each REIT that was contributed by VRLP to JBG SMITH LP, in each case to the effect that each such REIT had been organized and had operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and that its actual method of operation enabled such REIT to meet up to the date of the distribution, and its proposed method of operation would enable such REIT to continue to meet following the date of the distribution, the requirements for qualification and taxation as a REIT under the Code.

Taxation of U.S. Shareholders

Taxation of Taxable U.S. Shareholders

As used in this section, the term "U.S. shareholder" means a holder of our shares who, for U.S. federal income tax purposes, is:

●	a citizen or resident of the United States;
●	a domestic corporation;
●	an estate whose income is subject to U.S. federal income taxation regardless of its source; or
●	a trust if a United States court can exercise primary supervision over the trust's administration and one or more United States persons have authority to control all substantial decisions of the trust.

Taxation of Dividends.

As long as we qualify as a REIT, distributions made by us out of our current or accumulated earnings and profits, and not designated by us as capital gain dividends, will constitute dividends that are taxable to our taxable U.S. shareholders as ordinary income.

Noncorporate U.S. shareholders will generally not be entitled to the preferential tax rate (currently 23.8%, inclusive of the 3.8% net investment income tax) applicable to certain types of dividends that give rise to "qualified dividend income," except with respect to the portion of any distribution (a) that represents income from dividends we received from a corporation in which we own shares to the extent that such dividends would be eligible for the lower rate on dividends if paid by the corporation to its individual shareholders, (b) that is equal to the sum of our real estate investment trust taxable income (taking into account the dividends paid deduction available to us) and certain net built-in gain with respect to property acquired from a C corporation in certain transactions in which we must adopt the basis of the asset in the hands of the C corporation for our previous taxable year and less any taxes paid by us during our previous taxable year, or (c) that represents earnings and profits that were accumulated by us in a prior non-REIT taxable year, in each case, provided that certain holding period and other requirements are satisfied at both the REIT and individual shareholder level. For taxable years beginning after December 31, 2017 and prior to January 1, 2026, our U.S. shareholders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations, pursuant to the temporary 20% deduction allowed by Section 199A of the Code. Such noncorporate U.S. shareholders should consult their tax advisors to determine the impact of tax rates on dividends received from us.

Our distributions will not be eligible for the dividends received deduction in the case of U.S. shareholders that are corporations. Our distributions that we properly designate as capital gain dividends will be taxable to U.S. shareholders as gain from the sale of a capital asset held for more than one year, to the extent that they do not exceed our actual net capital gain for the taxable year, without regard to the period for which a U.S. shareholder has held its shares. Thus, with certain limitations, capital gain dividends received by an individual U.S. shareholder may be eligible for preferential rates of taxation. U.S. shareholders that are corporations may, however, be required to treat up to 20% of certain capital gain dividends as ordinary income. The maximum amount of dividends that may be designated by us as capital gain dividends and as "qualified dividend income" with respect to any taxable year may not exceed the dividends paid by us with respect to such year, including dividends paid by us in the succeeding taxable year that relate back to the prior taxable year for purposes of determining our dividends paid deduction. Capital gains attributable to the sale of depreciable real property held for more than twelve months are subject to a 25% maximum U.S. federal income tax rate for taxpayers who are taxed as individuals, to the extent of previously claimed depreciation deductions. In addition, the IRS has been granted authority to prescribe regulations or other guidance requiring the proportionality of the designation for particular types of dividends (for example, capital gain dividends) among REIT shares.

To the extent that we make ordinary distributions in excess of our current and accumulated earnings and profits, these distributions will be treated first as a tax-free return of capital to each U.S. shareholder. Thus, these distributions will reduce the adjusted basis which the U.S. shareholder has in its shares for tax purposes by the amount of the distribution, but not below zero. Distributions in excess of a U.S. shareholder's adjusted basis in its shares will be taxable as capital gain, provided that the shares have been held as a capital asset. For purposes of determining the portion of distributions on separate classes of shares that will be treated as dividends for federal income tax purposes, current and accumulated earnings and profits will be allocated first to distributions attributable to the priority rights of preferred shares before being allocated to other distributions.

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

U.S. shareholders holding shares at the close of our taxable year will be required to include, in computing their long-term capital gains for the taxable year in which the last day of our taxable year falls, the amount of our undistributed net capital gain that we designate in a written notice distributed to our shareholders. We may not designate amounts in excess of our undistributed net capital gain for the taxable year. Each U.S. shareholder required to include the designated amount in determining the shareholder's long-term capital gains will be deemed to have paid, in the taxable year of the inclusion, the tax paid by us in respect of the undistributed net capital gains. U.S. shareholders to whom these rules apply will be allowed a credit or a refund, as the case may be, for the tax they are deemed to have paid. U.S. shareholders will increase their basis in their shares by the difference between the amount of the includible gains and the tax deemed paid by the shareholder in respect of these gains.

Distributions made by us and gain arising from a U.S. shareholder's sale or exchange of shares will not be treated as passive activity income. As a result, U.S. shareholders generally will not be able to apply any passive losses against that income or gain.

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

Sale or Exchange of Shares

When a U.S. shareholder sells or otherwise disposes of shares, the shareholder will recognize gain or loss for U.S. federal income tax purposes in an amount equal to the difference between (a) the amount of cash and the fair market value of any property received on the sale or other disposition, and (b) the holder's adjusted basis in the shares for tax purposes. This gain or loss will be capital gain or loss if the U.S. shareholder has held the shares as a capital asset. The gain or loss will be long-term gain or loss if the U.S. shareholder has held the shares for more than one year. Long-term capital gain of an individual U.S. shareholder is generally taxed at preferential rates. In general, any loss recognized by a U.S. shareholder when the shareholder sells or otherwise disposes of our shares that the shareholder has held for nine months or less, after applying certain holding period rules, will be treated as a long-term capital loss, to the extent of distributions received by the shareholder from us which were required to be treated as long-term capital gains.

The IRS has the authority to prescribe, but has not yet prescribed, Treasury Regulations that would apply a capital gain tax rate of 25% (which is higher than the long-term capital gain tax rate for noncorporate U.S. shareholders) to all or a portion of capital gain realized by a noncorporate U.S. shareholder on the sale of shares of our shares that would correspond to the U.S. shareholder's share of our "unrecaptured Section 1250 gain." U.S. shareholders should consult with their tax advisors with respect to their capital gain tax liability.

Redemption of Preferred Shares and Depositary Shares.

We do not currently have any preferred shares outstanding, but if we were to issue preferred shares in the future, the following would apply to a redemption of those preferred shares.

Whenever we redeem any preferred shares held by the depositary, the depositary will redeem as of the same redemption date the number of depositary shares representing the preferred shares so redeemed. The treatment accorded to any redemption by us for cash (as distinguished from a sale, exchange or other disposition) of our preferred shares to a holder of such preferred shares can only be determined on the basis of the particular facts as to each holder at the time of redemption. In general, a holder of our preferred shares will recognize capital gain or loss measured by the difference between the amount received by the holder of such shares upon the redemption and such holder's adjusted tax basis in the preferred shares redeemed (provided the preferred shares are held as a capital asset) if such redemption (i) is "not essentially equivalent to a dividend" with respect to the holder of the preferred shares under Section 302(b)(1) of the Code, (ii) is a "substantially disproportionate" redemption with respect to the shareholder under Section 302(b)(2) of the Code, or (iii) results in a "complete termination" of the holder's interest in all classes of our shares under Section 302(b)(3) of the Code. In applying these tests, there must be taken into account not only any series or class of the preferred shares being redeemed, but also such holder's ownership of other classes of our shares and any options (including stock purchase rights) to acquire any of the foregoing. The holder of our preferred shares also must take into account any such securities (including options) which are considered to be owned by such holder by reason of the constructive ownership rules set forth in Sections 318 and 302(c) of the Code.

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

Satisfaction of the "substantially disproportionate" and "complete termination" exceptions is dependent upon compliance with the respective objective tests set forth in Section 302(b)(2) and Section 302(b)(3) of the Code. A distribution to a holder of preferred shares will be "substantially disproportionate" if the percentage of our outstanding voting shares actually and constructively owned by the shareholder immediately following the redemption of preferred shares (treating preferred shares redeemed as not outstanding) is less than 80% of the percentage of our outstanding voting shares actually and constructively owned by the shareholder immediately before the redemption, and immediately following the redemption the shareholder actually and constructively owns less than 50% of the total combined voting power of the Company. Because the Company's preferred shares are nonvoting shares, a shareholder would have to reduce such holder's holdings (if any) in our classes of voting shares to satisfy this test.

If the redemption does not meet any of the tests under Section 302 of the Code, then the redemption proceeds received from our preferred shares will be treated as a distribution on our shares as described under "-Taxation of U.S. Shareholders-Taxation of Taxable U.S. Shareholders-Taxation of Dividends.," and "-Taxation of Non-U.S. Shareholders." If the redemption of a holder's preferred shares is taxed as a dividend, the adjusted basis of such holder's redeemed preferred shares will be transferred to any other shares held by the holder. If the holder owns no other shares, under certain circumstances, such basis may be transferred to a related person, or it may be lost entirely.

With respect to a redemption of our preferred shares that is treated as a distribution with respect to our shares, which is not otherwise taxable as a dividend, the IRS has proposed Treasury regulations that would require any basis reduction associated with such a redemption to be applied on a share-by-share basis which could result in taxable gain with respect to some shares, even though the holder's aggregate basis for the shares would be sufficient to absorb the entire amount of the redemption distribution (in excess of any amount of such distribution treated as a dividend). Additionally, these proposed Treasury regulations would not permit the transfer of basis in the redeemed shares of the preferred shares to the remaining shares held (directly or indirectly) by the redeemed holder. Instead, the unrecovered basis in our preferred shares would be treated as a deferred loss to be recognized when certain conditions are satisfied. These proposed Treasury regulations would be effective for transactions that occur after the date the regulations are published as final Treasury regulations. There can, however, be no assurance as to whether, when, and in what particular form such proposed Treasury regulations will ultimately be finalized.

Backup Withholding and Information Reporting

In general, information reporting requirements will apply to payments of dividends on and payments of the proceeds of the sale of our shares held by U.S. shareholders, unless an exception applies. The applicable withholding agent is required to withhold tax on such payments if (i) the payee fails to furnish a TIN to the payor or to establish an exemption from backup withholding, or (ii) the IRS notifies the payor that the TIN furnished by the payee is incorrect. In addition, the applicable withholding agent with respect to the dividends on our shares is required to withhold tax if (i) there has been a notified payee under-reporting with respect to interest, dividends or original issue discount described in Section 3406(c) of the Code, or (ii) there has been a failure of the payee to certify under the penalty of perjury that the payee is not subject to backup withholding under the Code. A U.S. shareholder that does not provide the applicable withholding agent with a correct TIN may also be subject to penalties imposed by the IRS. In addition, we may be required to withhold a portion of capital gain distributions to any U.S. shareholders who fail to certify their U.S. status to us.

Some U.S. shareholders, including corporations, may be exempt from backup withholding. Any amounts withheld under the backup withholding rules from a payment to a U.S. shareholder will be allowed as a credit against the U.S. shareholder's U.S. federal income tax and may entitle the shareholder to a refund, provided that the required information is furnished to the IRS. The applicable withholding agent will be required to furnish annually to the IRS and to U.S. shareholders of our shares information relating to the amount of dividends paid on our shares, and that information reporting may also apply to payments of proceeds from the sale of our shares. Some U.S. shareholders, including corporations, financial institutions and certain tax-exempt organizations, are generally not subject to information reporting.

Net Investment Income Tax

A U.S. shareholder that is an individual or estate, or a trust that does not fall into a special class of trusts that is exempt from such tax, is subject to a 3.8% tax on the lesser of (1) the U.S. shareholder's "net investment income" (or "undistributed net investment income" in the case of an estate or trust) for the relevant taxable year and (2) the excess of the U.S. shareholder's modified adjusted gross income for the taxable year over a certain threshold (which in the case of individuals is between $125,000 and $250,000, depending on the individual's circumstances). A holder's net investment income generally includes its dividend income and its net gains from the disposition of REIT shares, unless such dividends or net gains are derived in the ordinary course of the conduct of a trade or business (other than a trade or business that consists of certain passive or trading activities). The temporary 20% deduction allowed by Section 199A of the Code with respect to ordinary REIT dividends received by noncorporate taxpayers is allowed only for purposes of Chapter 1 of the Code and, thus, apparently is not allowed as a deduction allocable to such dividends for purposes of determining the amount of net investment income subject to the 3.8% Medicare tax, which is imposed under Chapter 2A of the Code. If you are a U.S. shareholder that is an individual, estate or trust, you are urged to consult your tax advisors regarding the applicability of the Medicare tax to your income and gains in respect of your investment in our shares.

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

Notwithstanding the foregoing, however, a portion of the dividends paid by a "pension-held REIT" will be treated as unrelated business taxable income to any trust which:

●	is described in Section 401(a) of the Code;
●	is tax-exempt under Section 501(a) of the Code; and
●	holds more than 10% (by value) of the equity interests in the REIT.

Tax-exempt pension, profit-sharing and stock bonus funds that are described in Section 401(a) of the Code are referred to below as "qualified trusts." A REIT is a "pension-held REIT" if:

●	it would not have qualified as a REIT but for the fact that Section 856(h)(3) of the Code provides that stock owned by qualified trusts will be treated, for purposes of the "not closely held" requirement, as owned by the beneficiaries of the trust (rather than by the trust itself); and
●	either (a) at least one qualified trust holds more than 25% by value of the interests in the REIT or (b) one or more qualified trusts, each of which owns more than 10% by value of the interests in the REIT, hold in the aggregate more than 50% by value of the interests in the REIT.

The percentage of any REIT dividend treated as unrelated business taxable income to a qualifying trust is equal to the ratio of (a) the gross income of the REIT from unrelated trades or businesses, determined as though the REIT were a qualified trust, less direct expenses related to this gross income, to (b) the total gross income of the REIT, less direct expenses related to the total gross income. A de minimis exception applies where this percentage is less than 5% for any year. We are not and do not expect to be classified as a pension-held REIT.

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

Ordinary Dividends

Distributions, other than distributions that are treated as attributable to gain from sales or exchanges by us of U.S. real property interests, as discussed below, and other than distributions designated by us as capital gain dividends, will be treated as ordinary income to the extent that they are made out of our current or accumulated earnings and profits. A withholding tax equal to 30% of the gross amount of the distribution will ordinarily apply to distributions of this kind to non-U.S. shareholders, unless an applicable tax treaty reduces that tax. However, if income from the investment in the shares is (i) treated as effectively connected with the non-U.S. shareholder's conduct of a U.S. trade or business or is (ii) attributable to a permanent establishment that the non-U.S. shareholder maintains in the United States if that is required by an applicable income tax treaty as a condition for subjecting the non-U.S. shareholder to U.S. taxation on a net income basis, tax at graduated rates will generally apply to the non-U.S. shareholder in the same manner as U.S. shareholders are taxed with respect to dividends, and the 30% branch profits tax may also apply if the shareholder is a foreign corporation. We expect to withhold U.S. tax at the rate of 30% on the gross amount of any dividends, other than dividends treated as attributable to gain from sales or exchanges of U.S. real property interests and capital gain dividends, paid to a non-U.S. shareholder, unless (a) a lower treaty rate applies and the required form evidencing eligibility for that reduced rate is filed with us or the appropriate withholding agent or (b) the non-U.S. shareholder files an IRS Form W-8 ECI or a successor form with us or the appropriate withholding agent claiming that the distributions are effectively connected with the non-U.S. shareholder's conduct of a U.S. trade or business and in either case other applicable requirements were met.

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

Return of Capital

Distributions in excess of our current and accumulated earnings and profits that are not treated as attributable to the gain from our disposition of a U.S. real property interest, will not be taxable to a non-U.S. shareholder to the extent that they do not exceed the adjusted basis of the non-U.S. shareholder's shares. Distributions of this kind will instead reduce the adjusted basis of the shares. To the extent that distributions of this kind exceed the adjusted basis of a non-U.S. shareholder's shares, they will give rise to tax liability if the non-U.S. shareholder otherwise would have to pay tax on any gain from the sale or disposition of its shares, as described below. If it cannot be determined at the time a distribution is made whether the distribution will be in excess of current and accumulated earnings and profits, withholding will apply to the distribution at the rate applicable to dividends. However, the non-U.S. shareholder may seek a refund of these amounts from the IRS if it is subsequently determined that the distribution was, in fact, in excess of our current accumulated earnings and profits.

Also, we could potentially be required to withhold at least 15% of any distribution in excess of our current and accumulated earnings and profits, even if the non-U.S. shareholder is not liable for U.S. tax on the receipt of that distribution. However, a non-U.S. shareholder may seek a refund of these amounts from the IRS if the non-U.S. shareholder's tax liability with respect to the distribution is less than the amount withheld. Such withholding should generally not be required if a non-U.S. shareholder would not be taxed under the FIRPTA, upon a sale or exchange of shares. See the discussion below under "-Sales of Shares."

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

Sales of Shares

Gain recognized by a non-U.S. shareholder upon a sale or exchange of our shares generally will not be taxed under FIRPTA if we are a "domestically controlled REIT," defined generally as a REIT less than 50% in value of whose stock is and was held directly or indirectly by foreign persons at all times during a specified testing period (for this purpose, if any class of a REIT's stock is regularly traded on an established securities market in the United States, a person holding less than 5% of such class during the testing period is presumed not to be a foreign person, unless we have actual knowledge otherwise). We believe that we are a domestically controlled REIT, but because our common shares are publicly traded, there can be no assurance that we in fact will qualify as a domestically-controlled REIT. Assuming that we continue to be a domestically controlled REIT, taxation under FIRPTA generally will not apply to the sale of shares. However, gain to which the FIRPTA rules do not apply still will be taxable to a non-U.S. shareholder if investment in the shares is treated as effectively connected with the non-U.S. shareholder's U.S. trade or business or is attributable to a permanent establishment that the non-U.S. shareholder maintains in the United States if that is required by an applicable income tax treaty as a condition for subjecting the non-U.S. shareholder to U.S. taxation on a net income basis. In this case, the same treatment will apply to the non-U.S. shareholder as to U.S. shareholders with respect to the gain. In addition, gain to which FIRPTA does not apply will be taxable to a non-U.S. shareholder if the non-U.S. shareholder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year and has a "tax home" in the United States, or maintains an office or a fixed place of business in the United States to which the gain is attributable. In this case, a 30% tax will apply to the nonresident alien individual's capital gains. A similar rule will apply to capital gain dividends to which FIRPTA does not apply.

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

A "qualified shareholder" generally means a foreign person which (i) (x) is eligible for certain income tax treaty benefits and the principal class of interests of which is listed and regularly traded on at least one recognized stock exchange or (y) a foreign limited partnership that has an agreement with the United States for the exchange of information with respect to taxes, has a class of limited partnership units that is regularly traded on the NYSE or the Nasdaq Stock Market, and such units' value is greater than 50% of the value of all the partnership's units; (ii) is a "qualified collective investment vehicle;" and (iii) maintains certain records with respect to certain of its owners. A "qualified collective investment vehicle" is a foreign person which (i) is entitled, under a comprehensive income tax treaty, to certain reduced withholding rates with respect to ordinary dividends paid by a REIT even if such person holds more than 10% of the stock of the REIT; (ii) (x) is a publicly traded partnership that is not treated as a corporation, (y) is a withholding foreign partnership for purposes of chapters 3, 4 and 61 of the Code, and (z) if the foreign partnership were a United States corporation, it would be a United States real property holding corporation, at any time during the five-year period ending on the date of disposition of, or distribution with respect to, such partnership's interest in a REIT; or (iii) is designated as a qualified collective investment vehicle by the Secretary of the Treasury and is either fiscally transparent within the meaning of Section 894 of the Code or is required to include dividends in its gross income, but is entitled to a deduction for distribution to a person holding interests (other than interests solely as a creditor) in such foreign person.

Notwithstanding the foregoing, if a foreign investor in a qualified shareholder directly or indirectly, whether or not by reason of such investor's ownership interest in the qualified shareholder, holds more than 10% of the stock of the REIT, then a portion of the REIT stock held by the qualified shareholder (based on the foreign investor's percentage ownership of the qualified shareholder) will be treated as a U.S. real property interest in the hands of the qualified shareholder and will be subject to FIRPTA.

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

Federal Estate Taxes

Shares held by a non-U.S. shareholder at the time of death will be included in the shareholder's gross estate for U.S. federal estate tax purposes, unless an applicable estate tax treaty provides otherwise.

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

Taxation of Holders of Our Warrants and Rights

We do not currently have any warrants or rights outstanding, but if we were in the future, the follow treatment would apply to the holders of those warrants or rights.

Warrants. Holders of our warrants will not generally recognize gain or loss upon the exercise of a warrant. A holder's basis in the common shares, preferred shares, or depositary shares representing preferred shares, as the case may be, received upon the exercise of the warrant will be equal to the sum of the holder's adjusted tax basis in the warrant and the exercise price paid. A holder's holding period in the common shares, preferred shares, or depositary shares representing preferred shares, as the case may be, received upon the exercise of the warrant will not include the period during which the warrant was held by the holder. Upon the expiration of a warrant, the holder will recognize a capital loss in an amount equal to the holder's adjusted tax basis in the warrant. Upon the sale or exchange of a warrant to a person other than us, a holder will recognize gain or loss in an amount equal to the difference between the amount realized on the sale or exchange and the holder's adjusted tax basis in the warrant. Such gain or loss will be capital gain or loss and will be long-term capital gain or loss if the warrant was held for more than one year. Upon the sale of the warrant to us, the IRS may argue that the holder should recognize ordinary income on the sale. Prospective holders of our warrants should consult their own tax advisors as to the consequences of a sale of a warrant to us.

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

●	A shareholder who participates in the dividend reinvestment feature of the DRIP and whose dividends are reinvested in our shares purchased from us will generally be treated for U.S. federal income tax purposes as having received the gross amount of any cash distributions which would have been paid by us to such a shareholder had they not elected to participate. The amount of the distribution deemed received will be reported on the Form 1099-DIV received by the shareholder.
●	A shareholder who participates in the dividend reinvestment feature of the DRIP and whose dividends are reinvested in our shares purchased in the open market, will generally be treated for U.S. federal income tax purposes as having received (and will receive a Form 1099-DIV reporting) the gross amount of any cash distributions which would have been paid by us to such a shareholder had they not elected to participate (plus any brokerage fees and any other expenses deducted from the amount of the distribution reinvested) on the date the dividends are reinvested.

We will pay the annual maintenance cost for each shareholder's DRIP account. Consistent with the conclusion reached by the IRS in a private letter ruling issued to another REIT, we intend to take the position that the administrative costs do not constitute a distribution which is either taxable to a shareholder or which would reduce the shareholder's basis in their common shares. However, because the private letter ruling was not issued to us, we have no legal right to rely on its conclusions. Thus, it is possible that the IRS might view the shareholder's share of the administrative costs as constituting a taxable distribution to them and/or a distribution which reduces the basis in their shares. For this and other reasons, we may in the future take a different position with respect to these costs.

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

The tax basis in our shares acquired through an optional cash investment generally will equal the cost paid by the participant in acquiring our shares, including any brokerage fees paid by the shareholder. The holding period for our shares purchased through the optional cash investment feature of the DRIP generally will begin on the day our shares are purchased for the participant's account.

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

Withholdable Payments to Foreign Financial Entities and Other Foreign Entities

Pursuant to Sections 1471 through 1474 of the Code, commonly known as FATCA, a 30% FATCA withholding may be imposed on U.S.-source dividends paid to you or to certain foreign financial institutions, investment funds and other non-U.S. persons receiving payments on your behalf if you or such persons fail to comply with information reporting requirements. Payments of dividends that you receive in respect of our shares could be affected by this withholding if you are subject to the FATCA information reporting requirements and fail to comply with them or if you hold shares through a non-U.S. person (e.g., a foreign bank or broker) that fails to comply with these requirements (even if payments to you would not otherwise have been subject to FATCA withholding). An intergovernmental agreement between the United States and an applicable non-U.S. government may modify these rules. You should consult your tax advisors regarding the relevant U.S. law and other official guidance on FATCA withholding.

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

Legislative or Other Actions Affecting REITs

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. We cannot predict the effect of any future law changes on REITs or their shareholders. Changes to the U.S. federal tax laws and interpretations thereof could adversely affect an investment in our shares. Taxpayers should consult with their tax advisors regarding the effect of any future legislation, on their particular circumstances.

Tax Consequences of Exercising the OP Unit Redemption Right

If you are a holder of OP Units, other than a holder to which special provisions of the U.S. federal income tax laws apply, as enumerated above, and you exercise your redemption right under the JBG SMITH LP partnership agreement, we may elect to exercise our right to acquire some or all of such OP Units in exchange for cash or our common shares (rather than having JBG SMITH LP satisfy your redemption right. However, we are under no obligation to exercise this right. If we do elect to acquire your OP Units in exchange for cash or our common shares, the transaction will be treated as a fully taxable sale of your OP Units to us. Your amount realized, taxable gain and the tax consequences of that gain are described under "- Disposition of OP Units" below. If we do not elect to acquire some or all of your OP Units in exchange for our common shares, JBG SMITH LP is required to redeem those OP Units for cash. Your amount realized, taxable gain and the tax consequences of that gain are described under "- Redemption of OP Units" below. In addition, you will need to take into account the state and local tax consequences that would apply to you on exercise of your redemption right.

Redemption of OP Units

If JBG SMITH LP redeems OP Units for cash contributed by us in order to effect the redemption, the redemption likely will be treated as a sale of the OP Units to us in a fully taxable transaction, with your taxable gain and the tax consequences of that gain determined as described under "- Disposition of OP Units" below.

If your OP Units are redeemed for cash that is not contributed by us to effect the redemption, your tax treatment will depend upon whether or not the redemption results in a disposition of all of your OP Units. If all of your OP Units are redeemed, your taxable gain and the tax consequences of that gain will be determined as described under "- Disposition of OP Units" below. However, if less than all of your OP Units are redeemed, you will recognize taxable gain only if and to the extent that your amount realized, calculated as described below, on the redemption exceeds your adjusted tax basis in all of your OP Units immediately before the redemption (rather than just your adjusted tax basis in the OP Units redeemed), and you will not be allowed to recognize loss on the redemption.

Disposition of OP Units

If you sell, exchange or otherwise dispose of OP Units (including through the exercise of the OP Unit redemption right where the disposition is treated as a sale, as discussed above in "-Redemption of OP Units"), gain or loss from the disposition will be based on the difference between the amount realized on the disposition and the adjusted tax basis of the OP Units. The amount realized on the disposition of OP Units generally will equal the sum of: any cash received, the fair market value of any other property received (including the fair market value of any of our common shares received pursuant to the redemption) received, and the amount of liabilities of JBGS SMITH LP allocated to the OP Units.

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

Generally, gain recognized on the disposition of OP Units will be capital gain. However, any portion of your amount realized that is attributable to "unrealized receivables" of JBG SMITH LP (as defined in Section 751 of the Code) will give rise to ordinary income. The amount of ordinary income recognized would be equal to the amount by which your share of "unrealized receivables" of JBG SMITH LP exceeds the portion of your adjusted tax basis that is attributable to those assets. Unrealized receivables include, to the extent not previously included in JBG SMITH LP's income, your allocable share of any rights held by JBG SMITH LP to payment for services rendered or to be rendered. Unrealized receivables also include amounts that would be subject to recapture as ordinary income if JBG SMITH LP were to sell its assets at their fair market value at the time of the sale of OP Units. In addition, a portion of the capital gain recognized on a sale or other disposition of OP Units may be subject to tax at a maximum rate of 25% to the extent attributable to accumulated depreciation on our "section 1250 property," or depreciable real property.

If you are considering disposing of your OP Units (including through exercise of your redemption right), you should consult with your personal tax advisor regarding the tax consequences to you of the disposition in light of your particular circumstances, particularly if any of your OP Units were converted from LTIP Units. If you are a holder of OP Units and you exercise your redemption right under the JBG SMITH LP partnership agreement, you will be required to reimburse the JBG SMITH LP for certain quarterly nonresident partner state income tax payments made on your behalf.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding trustees is incorporated herein by reference from the section entitled "Proposal One: Election of Trustees—Nominees for Election as Trustees" in our definitive Proxy Statement (the "2021 Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our 2021 Annual Meeting of Shareholders to be held on April 29, 2021. The 2021 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

The information included under the following captions in our 2021 Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our 2021 Annual Meeting of Shareholders to be held on April 29, 2021 is incorporated herein by reference: "Proposal One: Election of Trustees —Nominees for Election as Trustees," "Executive Officers," "Corporate Governance and Board Matters—Code of Business Conduct and Ethics" and "Corporate Governance and Board Matters—Committees of the Board—Audit Committee." The 2021 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" and "Compensation of Executive Officers—Equity Compensation Plan Information" in our 2021 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons and trustee independence is incorporated herein by reference from the sections entitled "Certain Relationships and Related Party Transactions" and "Corporate Governance and Board Matters—Corporate Governance Profile" in our 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal auditor fees and services and the audit committee's pre-approval policies are incorporated herein by reference from the sections entitled "Proposal Three: Ratification of the Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services" and "Proposal Three: Ratification of the Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures" in our 2021 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following consolidated information is included in this Form 10-K:
(1)	Financial Statements

These financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

(2) Financial Statement Schedules

Page
Schedule II - Valuation and Qualifying Accounts	143
Schedule III - Real Estate Investments and Accumulated Depreciation	144

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the financial statements or the notes thereto.

SCHEDULE II

JBG SMITH PROPERTIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Additions
	Balance at	Charged	Adjustments	Uncollectible
	Beginning of	Against	to Valuation	Accounts	Balance at
	Year	Operations	Accounts	Written‑off	End of Year

Allowance for doubtful accounts (1) for year ended December 31:
2020 (2)	$—	$—	$—	$—	$—
2019 (2)	$—	$—	$—	$—	$—
2018	$6,285	$3,298	$—	$(1,989)	$7,594
(1)	Includes allowance for doubtful accounts related to tenant and other receivables and deferred rent receivable.
(2)	Due to the adoption of Topic 842 as of January 1, 2019, we recognize changes in the assessment of collectability of tenant receivables as adjustments to the specific tenant's receivable in our balance sheet and to "Property rental revenue" in our statement of operations. Prior to the adoption of Topic 842, we recorded estimated losses on tenant receivables as an allowance for doubtful accounts in our balance sheets and to "Property operating expenses" in our statements of operations.

SCHEDULE III

JBG SMITH PROPERTIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2020

(Dollars in thousands)

				Costs
				Capitalized	Gross Amounts at Which Carried			Accumulated
		Initial Cost to Company		Subsequent	at Close of Period			Depreciation
		Land and	Buildings and	to	Land and	Buildings and		and	Date of	Date
Description	Encumbrances(1)	Improvements	Improvements	Acquisition(2)	Improvements	Improvements	Total	Amortization	Construction(3)	Acquired
Commercial Operating Assets
Universal Buildings	$—	$69,393	$143,320	$23,146	$68,612	$167,247	$235,859	$60,878	1956	2007
2101 L Street	131,000	32,815	51,642	94,947	39,769	139,635	179,404	48,761	1975	2003
1730 M Street	47,500	10,095	17,541	19,631	10,687	36,580	47,267	15,658	1964	2002
1700 M Street	—	34,178	46,938	(26,135)	54,981	—	54,981	—		2002, 2006
Courthouse Plaza 1 and 2	1,100	—	105,475	58,381	—	163,856	163,856	72,455	1989	2002
2121 Crystal Drive	131,535	21,503	87,329	31,082	22,724	117,190	139,914	53,798	1985	2002
2345 Crystal Drive	—	23,126	93,918	57,702	24,078	150,668	174,746	61,360	1988	2002
2231 Crystal Drive	—	20,611	83,705	23,774	21,658	106,432	128,090	50,663	1987	2002
1550 Crystal Drive	—	22,182	70,525	119,676	22,683	189,700	212,383	46,211	1980, 2020	2002
RTC - West	117,300	33,220	134,108	21,881	33,390	155,819	189,209	22,995	1988, 2017	2017
2011 Crystal Drive	—	18,940	76,921	45,933	19,595	122,199	141,794	56,536	1984	2002
2451 Crystal Drive	—	11,669	68,047	42,182	12,427	109,471	121,898	46,209	1990	2002
1235 S. Clark Street	78,000	15,826	56,090	32,773	16,593	88,096	104,689	40,881	1981	2002
241 18th Street S.	—	13,867	54,169	44,708	17,162	95,582	112,744	41,724	1977	2002
251 18th Street S.	34,152	12,305	49,360	59,837	15,990	105,512	121,502	50,350	1975	2002
1215 S. Clark Street	—	13,636	48,380	55,332	14,279	103,069	117,348	41,309	1983	2002
201 12th Street S.	32,728	8,432	52,750	25,853	9,052	77,983	87,035	37,083	1987	2002
800 North Glebe Road	107,500	28,168	140,983	2,313	28,169	143,295	171,464	20,836	2012	2017
2200 Crystal Drive	—	10,136	30,050	36,316	10,707	65,795	76,502	23,826	1968	2002
1225 S. Clark Street	—	11,176	43,495	35,288	11,710	78,249	89,959	30,304	1982	2002
1901 South Bell Street	—	11,669	36,918	20,607	12,225	56,969	69,194	28,182	1968	2002
Crystal City Marriott	—	8,000	47,191	23,103	8,050	70,244	78,294	27,660	1968	2004
2100 Crystal Drive (4)	—	7,957	23,590	7,660	8,453	30,754	39,207	399	1968	2002
1800 South Bell Street	—	9,072	28,702	9,834	9,285	38,323	47,608	10,670	1969	2002
200 12th Street S.	16,439	8,016	30,552	20,714	8,399	50,883	59,282	25,446	1985	2002
Crystal City Shops at 2100	—	4,059	9,309	3,573	4,049	12,892	16,941	5,999	1968	2002
Crystal Drive Retail	—	5,241	20,465	3,205	5,363	23,548	28,911	11,921	2003	2004
7200 Wisconsin Avenue	—	34,683	92,059	14,819	34,911	106,650	141,561	12,715	1986	2017
One Democracy Plaza	—	—	33,628	(27,374)	—	6,254	6,254	—	1987	2002
4747 Bethesda Avenue	175,000	31,510	21,870	130,534	32,513	151,401	183,914	7,265	2016, 2019	2017
Commercial Construction Assets
1770 Crystal Drive	—	10,771	44,276	70,807	11,387	114,467	125,854	490	1980, 2020	2002
Multifamily Operating Assets
Fort Totten Square	—	24,390	90,404	1,078	24,395	91,477	115,872	13,060	2015	2017
WestEnd25	—	67,049	5,039	112,082	68,282	115,888	184,170	33,772	2009	2007
F1RST Residences	—	31,064	133,256	209	31,064	133,465	164,529	5,481	2017	2019
1221 Van Street	87,253	27,386	63,775	27,193	28,208	90,146	118,354	12,300	2018	2017
North End Retail	—	5,847	9,333	(314)	5,871	8,995	14,866	1,036	2015	2017
RiverHouse Apartments	307,710	118,421	125,078	93,451	138,972	197,978	336,950	77,914	1960	2007
The Bartlett	217,453	41,687	—	225,964	41,883	225,768	267,651	27,452	2016	2007
220 20th Street	80,240	8,434	19,340	102,263	8,870	121,167	130,037	38,317	2009	2017
2221 S. Clark Street	—	6,185	16,981	41,737	6,496	58,407	64,903	11,332	1964	2002
Falkland Chase - South & West	38,959	18,530	44,232	1,362	18,656	45,468	64,124	7,143	1938	2017
Falkland Chase - North	—	9,810	22,706	(1,706)	8,998	21,812	30,810	3,435	1938	2017
West Half	—	45,668	17,902	161,342	48,507	176,405	224,912	11,535	2019	2017

				Costs
				Capitalized	Gross Amounts at Which Carried			Accumulated
		Initial Cost to Company		Subsequent	at Close of Period			Depreciation
		Land and	Buildings and	to	Land and	Buildings and		and	Date of	Date
Description	Encumbrances(1)	Improvements	Improvements	Acquisition(2)	Improvements	Improvements	Total	Amortization	Construction(3)	Acquired
The Wren	$—	$14,306	$—	$140,119	$17,737	$136,688	$154,425	$3,631	2020	2017
900 W Street	—	21,685	5,162	33,182	22,121	37,908	60,029	760	2020	2017
901 W Street	—	25,992	8,790	69,668	26,879	77,571	104,450	2,371	2020	2017
Near-Term Development Pipeline
1900 Crystal Drive	—	16,811	53,187	2,810	—	72,808	72,808	—		2002
5 M Street Southwest	—	15,550	6,451	520	12,672	9,849	22,521	547		2005
2000 South Bell Street	—	3,882	—	4,950	3,955	4,877	8,832	—		2002
2001 South Bell Street		3,418	16,746	13,417	3,482	30,099	33,581	26,249	1967	2002
223 23rd Street	—	3,910	6,546	2,700	3,910	9,246	13,156	—	1969	2002
2250 Crystal Drive		3,974	8,644	4,157	3,974	12,801	16,775	—	1969	2002
Gallaudet Parcel 1-3	—	—	—	3,824	—	3,824	3,824	—		2017
2525 Crystal Drive	—	5,086	—	4,900	5,085	4,901	9,986	—		2002
RTC - West Trophy Office	—	8,687	—	2,494	8,687	2,494	11,181	—		2017
101 12th Street	—	6,335	—	3,662	6,335	3,662	9,997	—		2002
Future Development Pipeline	—	232,761	1,524	50,917	257,532	27,670	285,202	111
Corporate
Corporate	400,000	—	—	9,022	—	9,022	9,022	3,660		2017
	2,003,869	1,309,124	2,498,402	2,193,105	1,391,472	4,609,159	6,000,631	1,232,690
Held for sale
Pen Place	—	104,473	55	(30,643)	61,970	11,915	73,885	9		2007
	$2,003,869	$1,413,597	$2,498,457	$2,162,462	$1,453,442	$4,621,074	$6,074,516	$1,232,699

Note:  Depreciation of the buildings and improvements is calculated over lives ranging from the life of the lease to 40 years. The net basis of our assets and liabilities for tax reporting purposes is approximately $168.0 million higher than the amounts reported in our balance sheet as of December 31, 2020.

(1)	Represents the contractual debt obligations.
(2)	Includes asset impairments recognized, amounts written off in connection with redevelopment activities, partial sale of assets and the reclassification of the net book value of assets to construction in progress.
(3)	Date of original construction, many assets have had substantial renovation or additional construction. See "Costs Capitalized Subsequent to Acquisition" column.
(4)	As of December 31, 2020, the asset is out of service.

The following is a reconciliation of real estate and accumulated depreciation:

	Year Ended December 31,
	2020	2019	2018
Real Estate:
Balance at beginning of the year	$5,943,970	$5,895,953	$6,025,797
Acquisitions	65,270	164,320	38,369
Additions	252,306	469,450	358,976
Assets sold or written‑off	(152,000)	(585,753)	(527,189)
Real estate impaired (1)	(35,030)	—	—
Balance at end of the year	$6,074,516	$5,943,970	$5,895,953
Accumulated Depreciation:
Balance at beginning of the year	$1,119,612	$1,086,844	$1,011,330
Depreciation expense	194,190	161,937	151,346
Accumulated depreciation on assets sold or written‑off	(53,878)	(129,169)	(75,832)
Accumulated depreciation on real estate impaired (1)	(27,225)	—	—
Balance at end of the year	$1,232,699	$1,119,612	$1,086,844
(1)	In connection with the preparation and review of our 2020 annual financial statements, we determined that One Democracy Plaza, a commercial asset located in Bethesda, Maryland, was impaired due to a decline in the fair value of the asset and recorded an impairment loss of $10.2 million, of which $7.8 million related to real estate. The remaining $2.4 million of the impairment loss was attributable to the right-of-use asset associated with the property’s ground lease.

(3) Exhibit Index

Exhibits	Description

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

10.2

Second Amendment to Credit Agreement, dated as of January 7, 2020, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 7, 2020.)

10.3

Second Amended and Restated Limited Partnership Agreement of JBG SMITH Properties LP, dated as of December 17, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 17, 2020).

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

10.10†

Separation Agreement, dated as of July 31, 2020, by and between JBG SMITH Properties and Robert A. Stewart (incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q, filed on November 3, 2020.)

10.11†

Form of Indemnification Agreement between JBG SMITH Properties and each of its trustees and executive officers (incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K, filed on July 21, 2017).

10.12†

Formation Unit Grant Letter, dated as of October 31, 2016, by and between JBG SMITH Properties and Steven Roth (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form 10, filed on January 24, 2017).

10.13†	JBG SMITH Properties 2017 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed on July 21, 2017).

10.14†

Amendment No. 1 to the JBG SMITH Properties 2017 Employee Share Purchase Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed on March 12, 2018).

10.15†	JBG SMITH Properties 2017 Omnibus Share Plan (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, filed on July 21, 2017).

10.16†	Form of JBG SMITH Properties Formation Unit Agreement (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form 10, filed on June 12, 2017).

10.17†	Form of JBG SMITH Properties Formation Unit Agreement for Non-Employee Trustees (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form 10, filed on June 12, 2017).

10.18†	Form of JBG SMITH Properties Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form 10, filed on June 12, 2017).

Exhibits	Description

10.19†	Form of JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form 10, filed on June 12, 2017).

10.20†	Form of Second Amended and Restated 2017 JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q, filed on August 4, 2020.)

10.21†	Form of 2018 Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K, filed on March 12, 2018).

10.22†	Form of JBG SMITH Properties Non-Employee Trustee Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form 10, filed on June 21, 2017).

10.23†	Form of JBG SMITH Properties Non-Employee Trustee Restricted Stock Agreement (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form 10, filed on June 21, 2017).

10.24†	Form of JBG SMITH Properties Non-Employee Trustee Unit Issuance Agreement (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form 10, filed on June 21, 2017).

10.25

Side Letter to Tax Matters Agreement, dated as of August 13, 2018, by and between Vornado Realty Trust and JBG SMITH Properties (incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q filed on November 7, 2018.)

10.26†	Amendment No. 1 to the JBG SMITH Properties 2017 Omnibus Share Plan, effective February 18, 2020 (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K, filed on March 5, 2020).

10.27†

Amendment No. 2 to the JBG SMITH Properties 2017 Employee Share Purchase Plan, effective May 1, 2019 (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K, filed on March 5, 2020).

10.28†	Amendment No. 3 to the 2017 Employee Share Purchase Plan, effective July 20, 2020 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 10-Q, filed on November 3, 2020.)

10.29†	Form of 2020 JBG SMITH Properties Restricted LTIP Unit Agreement(incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K, filed on March 5, 2020).

10.30†	Form of 2020 JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K, filed on March 5, 2020).

10.31†	Form of Amended and Restated 2018 Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K, filed on March 5, 2020).

10.32†**	Second Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and W. Matthew Kelly.

10.33†**	Second Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and David P. Paul.

10.34†**	Second Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and Kevin P. Reynolds.

Exhibits	Description

10.35†**	Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and Madhumita Moina Banerjee.

10.36†**	Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and Stephen W. Theriot.

10.37†**	Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and Steven A. Museles.

10.38†**	Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and George Xanders.

10.39†**	Amendment No. 2 to the JBG SMITH Properties 2017 Omnibus Share Plan, effective December 1, 2020.

10.40†**	Form of JBG SMITH Properties Restricted Share Unit Award Agreement for Employees.

10.41†**	Form of JBG SMITH Properties Restricted Share Unit Award Agreement for Consultants.

10.42†**	Form of JBG SMITH Properties Performance Share Unit Award Agreement.

10.43†**	Form of 2021 JBG SMITH Properties Performance LTIP Unit Agreement.

21.1**	List of Subsidiaries of the Registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

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

JBG SMITH Properties

Date: February 23, 2021	/s/ M. Moina Banerjee
M. Moina Banerjee
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ Steven Roth	Chairman of the Board	February 23, 2021
Steven Roth

/s/ Robert Stewart	Vice Chairman of the Board	February 23, 2021
Robert Stewart

/s/ W. Matthew Kelly	Chief Executive Officer and Trustee	February 23, 2021
W. Matthew Kelly	(Principal Executive Officer)

/s/ M. Moina Banerjee	Chief Financial Officer	February 23, 2021
M. Moina Banerjee	(Principal Financial Officer)

/s/ Angela Valdes	Chief Accounting Officer	February 23, 2021
Angela Valdes	(Principal Accounting Officer)

/s/ Scott Estes	Trustee	February 23, 2021
Scott Estes

/s/ Alan S. Forman	Trustee	February 23, 2021
Alan S. Forman

/s/ Michael J. Glosserman	Trustee	February 23, 2021
Michael J. Glosserman

/s/ Charles E. Haldeman, Jr.	Trustee	February 23, 2021
Charles E. Haldeman, Jr.

/s/ Alisa M. Mall	Trustee	February 23, 2021
Alisa M. Mall

/s/ Carol Melton	Trustee	February 23, 2021
Carol Melton

/s/ William J. Mulrow	Trustee	February 23, 2021
William J. Mulrow

/s/ Ellen Shuman	Trustee	February 23, 2021
Ellen Shuman