Form 10-Q
period 2021-03-31
JBG SMITH Properties
filed 2021-05-04
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, JBG SMITH Properties had 131,499,149 common shares outstanding.

JBG SMITH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value amounts)

	March 31, 2021	December 31, 2020
ASSETS
Real estate, at cost:
Land and improvements	$1,384,157	$1,391,472
Buildings and improvements	4,309,606	4,341,103
Construction in progress, including land	285,206	268,056
	5,978,969	6,000,631
Less accumulated depreciation	(1,249,613)	(1,232,690)
Real estate, net	4,729,356	4,767,941
Cash and cash equivalents	208,708	225,600
Restricted cash	39,839	37,736
Tenant and other receivables	45,567	55,903
Deferred rent receivable	177,043	170,547
Investments in unconsolidated real estate ventures	455,476	461,369
Other assets, net	289,452	286,575
Assets held for sale	73,876	73,876
TOTAL ASSETS	$6,019,317	$6,079,547

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgages payable, net	$1,591,883	$1,593,738
Revolving credit facility	—	—
Unsecured term loans, net	398,151	397,979
Accounts payable and accrued expenses	95,813	103,102
Other liabilities, net	203,484	247,774
Liabilities related to assets held for sale	213	—
Total liabilities	2,289,544	2,342,593
Commitments and contingencies
Redeemable noncontrolling interests	552,927	530,748
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized; none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 131,277 and 131,778 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1,314	1,319
Additional paid-in capital	3,631,277	3,657,643
Accumulated deficit	(433,675)	(412,944)
Accumulated other comprehensive loss	(30,800)	(39,979)
Total shareholders' equity of JBG SMITH Properties	3,168,116	3,206,039
Noncontrolling interests	8,730	167
Total equity	3,176,846	3,206,206
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,019,317	$6,079,547

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
REVENUE
Property rental	$122,241	$120,380
Third-party real estate services, including reimbursements	38,107	29,716
Other revenue	4,941	8,011
Total revenue	165,289	158,107
EXPENSES
Depreciation and amortization	64,726	48,489
Property operating	34,731	34,503
Real estate taxes	18,310	18,199
General and administrative:
Corporate and other	12,475	13,176
Third-party real estate services	28,936	28,814
Share-based compensation related to Formation Transaction and special equity awards	4,945	9,441
Transaction and other costs	3,690	5,309
Total expenses	167,813	157,931
OTHER INCOME (EXPENSE)
Loss from unconsolidated real estate ventures, net	(943)	(2,692)
Interest and other income, net	9	907
Interest expense	(16,296)	(12,005)
Gain on sale of real estate	—	59,477
Loss on extinguishment of debt	—	(33)
Total other income (expense)	(17,230)	45,654
INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT	(19,754)	45,830
Income tax (expense) benefit	(4,315)	2,345
NET INCOME (LOSS)	(24,069)	48,175
Net (income) loss attributable to redeemable noncontrolling interests	2,230	(5,250)
Net loss attributable to noncontrolling interests	1,108	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(20,731)	$42,925
EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.16)	$0.32
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	131,540	134,542
Diluted	131,540	135,429

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
NET INCOME (LOSS)	$(24,069)	$48,175
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative financial instruments	6,411	(33,928)
Reclassification of net loss on derivative financial instruments from accumulated other comprehensive loss into interest expense	3,741	1,158
Other comprehensive income (loss)	10,152	(32,770)
COMPREHENSIVE INCOME (LOSS)	(13,917)	15,405
Net (income) loss attributable to redeemable noncontrolling interests	2,230	(5,250)
Net loss attributable to noncontrolling interests	1,108	—
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	(973)	3,573
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JBG SMITH PROPERTIES	$(11,552)	$13,728

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE AS OF DECEMBER 31, 2020	131,778	$1,319	$3,657,643	$(412,944)	$(39,979)	$167	$3,206,206
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(20,731)	—	(1,108)	(21,839)
Conversion of common limited partnership units to common shares	119	1	3,918	—	—	—	3,919
Common shares repurchased	(620)	(6)	(19,197)	—	—	—	(19,203)
Common shares issued pursuant to employee incentive compensation plan and Employee Share Purchase Plan ("ESPP")	—	—	249	—	—	—	249
Contributions from noncontrolling interests, net	—	—	—	—	—	9,671	9,671
Redeemable noncontrolling interests redemption value adjustment and other comprehensive income allocation	—	—	(11,336)	—	(973)	—	(12,309)
Other comprehensive income	—	—	—	—	10,152	—	10,152
BALANCE AS OF MARCH 31, 2021	131,277	$1,314	$3,631,277	$(433,675)	$(30,800)	$8,730	$3,176,846

BALANCE AS OF DECEMBER 31, 2019	134,148	$1,342	$3,633,042	$(231,164)	$(16,744)	$201	$3,386,677
Net income attributable to common shareholders and noncontrolling interests	—	—	—	42,925	—	—	42,925
Conversion of common limited partnership units to common shares	787	8	31,118	—	—	—	31,126
Common shares repurchased	(1,418)	(14)	(41,163)	—	—	—	(41,177)
Common shares issued pursuant to ESPP	—	—	132	—	—	—	132
Contributions from noncontrolling interests	—	—	—	—	—	2	2
Redeemable noncontrolling interests redemption value adjustment and other comprehensive loss allocation	—	—	100,666	—	3,573	—	104,239
Other comprehensive loss	—	—	—	—	(32,770)	—	(32,770)
BALANCE AS OF MARCH 31, 2020	133,517	$1,336	$3,723,795	$(188,239)	$(45,941)	$203	$3,491,154

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$(24,069)	$48,175
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	13,236	17,362
Depreciation and amortization, including amortization of debt issuance costs	65,747	49,360
Deferred rent	(6,594)	(6,614)
Loss from unconsolidated real estate ventures, net	943	2,692
Amortization of market lease intangibles, net	(458)	(163)
Amortization of lease incentives	2,345	1,609
Loss on extinguishment of debt	—	33
Gain on sale of real estate	—	(59,477)
Losses on operating lease and other receivables	501	2,718
Return on capital from unconsolidated real estate ventures	5,952	532
Other non-cash items	(633)	(163)
Changes in operating assets and liabilities:
Tenant and other receivables	9,836	(4,210)
Other assets, net	2,115	(1,105)
Accounts payable and accrued expenses	(842)	(5,968)
Other liabilities, net	(1,577)	(2,865)
Net cash provided by operating activities	66,502	41,916
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(28,499)	(107,013)
Proceeds from sale of real estate	—	154,493
Investments in unconsolidated real estate ventures	(1,016)	(3,563)
Net cash (used in) provided by investing activities	(29,515)	43,917
FINANCING ACTIVITIES:
Finance lease payments	—	(2,642)
Borrowings under mortgages payable	—	175,000
Borrowings under revolving credit facility	—	200,000
Repayments of mortgages payable	(2,234)	(2,221)
Repayments of revolving credit facility	—	(200,000)
Debt issuance costs	(4,587)	(9,278)
Common shares repurchased	(19,203)	(41,177)
Dividends paid to common shareholders	(29,650)	(30,184)
Distributions to redeemable noncontrolling interests	(5,785)	(3,828)
Contributions from noncontrolling interests	9,683	—
Net cash (used in) provided by financing activities	(51,776)	85,670
Net (decrease) increase in cash and cash equivalents and restricted cash	(14,789)	171,503
Cash and cash equivalents and restricted cash as of the beginning of the period	263,336	142,516
Cash and cash equivalents and restricted cash as of the end of the period	$248,547	$314,019
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AS OF END OF THE PERIOD:
Cash and cash equivalents	$208,708	$295,442
Restricted cash	39,839	18,577
Cash and cash equivalents and restricted cash	$248,547	$314,019

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $1,710 and $5,268 in 2021 and 2020)	$14,929	$10,927
Accrued capital expenditures included in accounts payable and accrued expenses	38,668	76,418
Write-off of fully depreciated assets	39,920	7,111
Conversion of common limited partnership units to common shares	3,919	31,126
Recognition (derecognition) of operating lease right-of-use assets	—	(13,151)
Recognition (derecognition) of liabilities related to operating lease right-of-use assets	—	(13,151)
Recognition of finance lease right-of-use assets	—	42,354
Recognition of liabilities related to finance lease right-of-use assets	—	40,684
Cash paid for amounts included in the measurement of lease liabilities for operating leases	610	1,396

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Organization and Basis of Presentation

Organization

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust ("REIT"), owns and operates a portfolio of commercial and multifamily assets amenitized with ancillary retail. JBG SMITH's portfolio reflects its longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area that have high barriers to entry and vibrant urban amenities. Over half of our portfolio is in National Landing where we serve as the exclusive developer for Amazon.com, Inc.'s ("Amazon") new headquarters and where Virginia Tech's planned new $1 billion Innovation Campus is located. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the Washington Housing Initiative ("WHI") Impact Pool, Amazon, the legacy funds formerly organized by The JBG Companies ("JBG") (the "JBG Legacy Funds") and other third parties. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of March 31, 2021, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 90.5% of its common limited partnership units ("OP Units"). JBG SMITH is hereinafter referred to as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures.

We were organized for the purpose of receiving, via the spin-off on July 17, 2017 (the "Separation"), substantially all of the assets and liabilities of Vornado Realty Trust's ("Vornado") Washington, D.C. segment. On July 18, 2017, we acquired the management business and certain assets and liabilities of JBG (the "Combination"). The Separation and the Combination are collectively referred to as the "Formation Transaction."

As of March 31, 2021, our Operating Portfolio consisted of 63 operating assets comprising 42 commercial assets totaling 13.3 million square feet (11.4 million square feet at our share) and 21 multifamily assets totaling 7,800 units (5,999 units at our share). Additionally, we have: (i) two under-construction multifamily assets totaling 1,130 units (969 units at our share); (ii) nine wholly owned near-term development assets totaling 4.8 million square feet of estimated potential development density; and (iii) 29 future development assets totaling 14.8 million square feet (12.0 million square feet at our share) of estimated potential development density.

We derive our revenue primarily from leases with commercial and multifamily tenants, which include fixed and percentage rents, and reimbursements from tenants for certain expenses such as real estate taxes, property operating expenses, and repairs and maintenance. In addition, our third-party asset management and real estate services business provides fee-based real estate services.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries and consolidated variable interest entities ("VIEs"), including JBG SMITH LP. See Note 5 for additional information on our VIEs. The portions of the equity and net income (loss) of consolidated entities that are not attributable to us are presented separately as amounts attributable to noncontrolling interests in our condensed consolidated financial statements.

References to our financial statements refer to our condensed consolidated financial statements as of March 31, 2021 and December 31, 2020, and for the three months ended March 31, 2021 and 2020. References to our balance sheets refer to our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. References to our statements of operations refer to our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020. References to our statements of comprehensive income (loss) refer to our condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2021 and 2020. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020.

Income Taxes

We have elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under those sections, a REIT which distributes at least 90% of its REIT taxable income as dividends to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. We currently adhere and intend to continue to adhere to these requirements and to maintain our REIT status in future periods. We also participate in the activities conducted by our subsidiary entities that have elected to be treated as taxable REIT subsidiaries under the Code. As such, we are subject to federal, state and local taxes on the income from these activities.

2.Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes to our significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

In March 2020, the World Health Organization declared a global pandemic related to the novel coronavirus ("COVID- 19"). The significance, extent and duration of the impact of COVID-19 on us and our tenants remains largely uncertain and dependent on near-term and future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19, the roll-out, effectiveness and willingness of people to take COVID-19 vaccines, the extent and effectiveness of the containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in the area in which we operate. The ultimate adverse impact of COVID-19 is highly uncertain; however, the effects of COVID-19 on us and our tenants have affected estimates used in the preparation of the underlying cash flows used in assessing our long-lived assets for impairment and the assessment of the collectability of receivables from tenants, including deferred rent receivables. We have made what we believe to be appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent these estimates differ from actual results, our consolidated financial statements may be materially affected.

Due to the business disruptions and challenges caused by COVID-19, we have provided rent deferrals and other lease concessions to certain tenants. We have entered into agreements with certain tenants, many of which have been placed on the cash basis of accounting, resulting in the deferral to future periods or abatement of $1.9 million of rent that had been contractually due in the first quarter of 2021. We are in the process of negotiating additional rent deferrals and other lease concessions with some of our tenants, which have been considered when establishing credit losses against billed and deferred rent receivables. During 2020, we put substantially all co-working tenants and retailers except for grocers, pharmacies, essential businesses and certain national credit tenants on the cash basis of accounting.

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2020-04, Reference Rate Reform ("Topic 848"). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period March 12, 2020 through December 31, 2022 as reference rate reform activities occur. During the three months ended March 31, 2021, no elections were made. During the year ended December 31, 2020, we elected to apply the hedge accounting expedients related to (i) the assertion that our hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future London Interbank Offered Rate ("LIBOR") indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves our past presentation of our derivatives. We will continue to evaluate the impact of the guidance and may apply other elections, as applicable.

3.Assets Held for Sale

As of March 31, 2021 and December 31, 2020, we had a real estate property that was classified as held for sale. The amounts included in "Assets held for sale" in our balance sheets primarily represent the carrying value of real estate. The following is a summary of assets held for sale:

					Liabilities Related
			Total	Assets Held	to Assets Held
Assets	Segment	Location	Square Feet (1)	for Sale	for Sale

			(In thousands)
March 31, 2021
Pen Place (2)	Other	Arlington, Virginia	2,082	$73,876	$213
December 31, 2020
Pen Place (2)	Other	Arlington, Virginia	2,082	$73,876	$—
(1)	Represents estimated or approved potential development density.
(2)	In March 2019, we entered into an agreement for the sale of Pen Place to Amazon, which we expect to close in 2021.

4.Investments in Unconsolidated Real Estate Ventures

The following is a summary of our investments in unconsolidated real estate ventures:

	Effective
	Ownership
Real Estate Venture Partners	Interest (1)	March 31, 2021	December 31, 2020

		(In thousands)
Prudential Global Investment Management	50.0%	$212,796	$216,939
Landmark	1.8% - 49.0%	65,313	66,724
CBREI Venture	5.0% - 64.0%	64,251	65,190
Canadian Pension Plan Investment Board ("CPPIB")	55.0%	47,072	47,522
Berkshire Group	50.0%	51,662	50,649
Brandywine Realty Trust	30.0%	13,751	13,710
Other		631	635
Total investments in unconsolidated real estate ventures (2)		$455,476	$461,369
(1)	Reflects our effective ownership interests in the underlying real estate as of March 31, 2021. We have multiple investments with certain venture partners with varying ownership interests in the underlying real estate.
(2)	As of March 31, 2021 and December 31, 2020, our total investments in unconsolidated real estate ventures are greater than the net book value of the underlying assets by $19.5 million and $18.9 million, resulting principally from capitalized interest, partially offset by our zero investment balance in the real estate venture with CPPIB that owns 1101 17th Street.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $5.9 million and $6.7 million for the three months ended March 31, 2021 and 2020 for such services.

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

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted
	Average Effective
	Interest Rate (1)	March 31, 2021	December 31, 2020

		(In thousands)
Variable rate (2)	2.49%	$865,653	$863,617
Fixed rate (3) (4)	4.03%	331,768	323,050
Mortgages payable		1,197,421	1,186,667
Unamortized deferred financing costs		(6,766)	(7,479)
Mortgages payable, net (4)		$1,190,655	$1,179,188
(1)	Weighted average effective interest rate as of March 31, 2021.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(4)	See Note 17 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of the financial information for our unconsolidated real estate ventures:

	March 31, 2021	December 31, 2020

	(In thousands)
Combined balance sheet information:
Real estate, net	$2,239,173	$2,247,384
Other assets, net	273,121	270,516
Total assets	$2,512,294	$2,517,900

Mortgages payable, net	$1,190,655	$1,179,188
Other liabilities, net	139,098	140,304
Total liabilities	1,329,753	1,319,492
Total equity	1,182,541	1,198,408
Total liabilities and equity	$2,512,294	$2,517,900

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Combined income statement information:
Total revenue	$48,217	$69,579
Operating income (loss)	1,714	(482)
Net loss	(6,526)	(18,165)

5.Variable Interest Entities

We hold various interests in entities deemed to be VIEs, which we evaluate at acquisition, formation, after a change in the ownership agreement, after a change in the entity's economics or after any other reconsideration event to determine if the VIE should be consolidated in our financial statements or should no longer be considered a VIE. An entity is a VIE because it is in the development stage and/or does not hold sufficient equity at risk, or conducts substantially all its operations on behalf of an investor with disproportionately few voting rights. We will consolidate a VIE if we are the primary beneficiary of the VIE, which entails having the power to direct the activities that most significantly impact the VIE’s economic performance. Certain criteria we assess in determining whether we are the primary beneficiary of the VIE include our influence over significant business activities, our voting rights, and any noncontrolling interest kick-out or participating rights.

Unconsolidated VIEs

As of March 31, 2021 and December 31, 2020, we had interests in entities deemed to be VIEs. Although we are engaged to act as the managing partner in charge of day-to-day operations of these investees, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's performance. We account for our investment in these entities under the equity method. As of March 31, 2021 and December 31, 2020, the net carrying amounts of our investment in these entities were $116.3 million and $116.2 million, which are included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs is included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees. See Note 17 for additional information.

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

Through the structure of the 1900 Crystal Drive transaction we executed in March 2021, we have the ability to facilitate an exchange out of an asset into 1900 Crystal Drive. We leased the land underlying 1900 Crystal Drive located in National Landing to a lessee, which plans to construct an 808-unit multifamily asset comprising two towers with ground floor retail. The ground lessee has engaged us to be the development manager for the construction of 1900 Crystal Drive, and separately, we are the lessee in a master lease of the asset. We have an option to acquire the asset until a specified period after completion. In March 2021, the ground lessee entered into a mortgage loan collateralized by the leasehold interest with a maximum principal balance of $227.0 million and an interest rate of LIBOR plus 3.0% per annum. As of March 31, 2021, no proceeds had been received from the mortgage loan. In connection with the mortgage loan, we have guaranteed the completion of the asset and provided certain carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy). The ground lessee is obligated to invest $17.5 million of equity funding, and we are obligated to provide the additional project funding through a mezzanine loan to the ground lessee. As of March 31, 2021, the balance of the ground lessee’s equity contribution was $9.7 million. We determined that 1900 Crystal Drive is a VIE and that we are the primary beneficiary of the VIE. Accordingly, we consolidated the VIE with the lessee's ownership interest shown as "Noncontrolling interests" in our balance sheet as of March 31, 2021. The ground lease, the mezzanine loan and the master lease described above are eliminated in consolidation. As of March 31, 2021, the VIE had total assets and liabilities totaling $5.7 million and $585,000. The assets can only be used to settle the obligations of the VIE, and the liabilities include third-party liabilities of the VIE for which the creditors or beneficial interest holders do not have recourse against us.

6.Other Assets, Net

The following is a summary of other assets, net:

	March 31, 2021	December 31, 2020

	(In thousands)
Deferred leasing costs, net	$121,817	$117,141
Lease intangible assets, net	13,037	15,565
Management and leasing contracts, net	24,036	25,512
Other identified intangible assets	17,500	17,500
Wireless spectrum licenses (1)	25,275	—
Operating lease right-of-use assets	3,470	3,542
Finance lease right-of-use assets	41,889	41,996
Prepaid expenses	12,210	14,000
Deferred financing costs, net	10,826	6,656
Deposits (1)	3,488	28,560
Other	15,904	16,103
Total other assets, net	$289,452	$286,575
(1)	During 2020, we deposited $25.3 million with the Federal Communications Commission in connection with the acquisition of wireless spectrum licenses. In March 2021, we received the licenses. While the licenses are issued for ten years, as long as we act within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that the licenses are indefinite-lived intangible assets.

7.Debt

Mortgages Payable

The following is a summary of mortgages payable:

	Weighted Average
	Effective
	Interest Rate (1)	March 31, 2021	December 31, 2020

		(In thousands)
Variable rate (2)	2.15%	$677,246	$678,346
Fixed rate (3)	4.32%	924,389	925,523
Mortgages payable		1,601,635	1,603,869
Unamortized deferred financing costs and premium/ discount, net (4)		(9,752)	(10,131)
Mortgages payable, net		$1,591,883	$1,593,738
(1)	Weighted average effective interest rate as of March 31, 2021.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(4)	As of March 31, 2021, net deferred financing costs related to an unfunded mortgage loan totaling $4.6 million were included in "Other assets, net."

As of March 31, 2021 and December 31, 2020, the net carrying value of real estate collateralizing our mortgages payable totaled $1.8 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgages payable are recourse to us. See Note 17 for additional information.

As of March 31, 2021 and December 31, 2020, we had various interest rate swap and cap agreements on certain mortgages payable with an aggregate notional value of $1.3 billion. See Note 15 for additional information.

Credit Facility

As of March 31, 2021 and December 31, 2020, our $1.4 billion credit facility consisted of a $1.0 billion revolving credit facility maturing in January 2025, a $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023 and a $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. The following is a summary of amounts outstanding under the credit facility:

	Effective
	Interest Rate (1)	March 31, 2021	December 31, 2020

		(In thousands)
Revolving credit facility (2) (3) (4)	1.16%	$—	$—

Tranche A-1 Term Loan (5)	2.59%	$200,000	$200,000
Tranche A-2 Term Loan (6)	2.49%	200,000	200,000
Unsecured term loans		400,000	400,000
Unamortized deferred financing costs, net		(1,849)	(2,021)
Unsecured term loans, net		$398,151	$397,979
(1)	Effective interest rate as of March 31, 2021.
(2)	As of March 31, 2021 and December 31, 2020, letters of credit with an aggregate face amount of $1.5 million were outstanding under our revolving credit facility.
(3)	As of March 31, 2021 and December 31, 2020, net deferred financing costs related to our revolving credit facility totaling $6.2 million and $6.7 million were included in "Other assets, net."
(4)	The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(5)	As of March 31, 2021 and December 31, 2020, the outstanding balance was fixed by interest rate swap agreements. The interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.39%.

(6)	As of March 31, 2021 and December 31, 2020, the outstanding balance was fixed by interest rate swap agreements. The interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.34%.

8.Other Liabilities, Net

The following is a summary of other liabilities, net:

	March 31, 2021	December 31, 2020

	(In thousands)
Lease intangible liabilities, net	9,526	10,300
Lease assumption liabilities	8,746	10,126
Lease incentive liabilities	15,369	13,913
Liabilities related to operating lease right-of-use assets	9,801	10,752
Liabilities related to finance lease right-of-use assets	40,390	40,221
Prepaid rent	20,293	19,809
Security deposits	13,386	13,654
Environmental liabilities	18,242	18,242
Deferred tax liability, net	5,995	2,509
Dividends payable	—	34,075
Derivative agreements, at fair value	34,181	44,222
Deferred purchase price (1)	19,479	19,479
Other	8,076	10,472
Total other liabilities, net	$203,484	$247,774
(1)	Deferred purchase price associated with the acquisition of the former Americana Hotel site in December 2020.

9.Redeemable Noncontrolling Interests

JBG SMITH LP

OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. During the three months ended March 31, 2021 and 2020, unitholders redeemed 119,178 and 787,253 OP Units, which we elected to redeem for an equivalent number of our common shares. As of March 31, 2021, outstanding OP Units totaled 13.7 million, representing a 9.5% ownership interest in JBG SMITH LP. On our balance sheets, our OP Units and certain vested long-term incentive partnership units ("LTIP Units") are presented at the higher of their redemption value or their carrying value, with such adjustments recognized in "Additional paid-in capital." Redemption value per OP Unit is equivalent to the market value of one of our common shares at the end of the period. In April 2021, unitholders redeemed 171,978 OP Units, which we elected to redeem for an equivalent number of our common shares.

Consolidated Real Estate Venture

We are a partner in a consolidated real estate venture that owns a multifamily asset located in Washington, D.C. Pursuant to the terms of the real estate venture agreement, we will fund all capital contributions until our ownership interest reaches a maximum of 97.0%. Our partner can redeem its interest for cash under certain conditions. As of March 31, 2021, we held a 96.0% ownership interest in the real estate venture.

The following is a summary of the activity of redeemable noncontrolling interests:

	Three Months Ended March 31,
	2021			2020
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance as of the beginning of the period	$522,882	$7,866	$530,748	$606,699	$6,059	$612,758
OP Unit redemptions	(3,919)	—	(3,919)	(31,126)	—	(31,126)
LTIP Units issued in lieu of cash bonuses (1)	4,817	—	4,817	3,616	—	3,616
Net income (loss) attributable to redeemable noncontrolling interests	(2,197)	(33)	(2,230)	5,253	(3)	5,250
Other comprehensive income (loss)	973	—	973	(3,573)	—	(3,573)
Contributions (distributions)	(1,362)	—	(1,362)	—	—	—
Share-based compensation expense	12,564	—	12,564	16,781	—	16,781
Adjustment to redemption value	11,293	43	11,336	(100,666)	—	(100,666)
Balance as of the end of the period	$545,051	$7,876	$552,927	$496,984	$6,056	$503,040
(1)	See Note 11 for additional information.

10.Property Rental Revenue

The following is a summary of property rental revenue from our non-cancellable leases:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Fixed	$112,249	$110,933
Variable	9,992	9,447
Property rental revenue	$122,241	$120,380

11.Share-Based Payments

LTIP Units and Time-Based LTIP Units

In January 2021, we granted 485,753 LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") to management and other employees with a weighted average grant-date fair value of $29.21 per unit that vest ratably over four years subject to continued employment. Compensation expense for these units is being recognized over a four-year period.

Additionally, in January 2021, we granted 163,065 fully vested LTIP Units, with a grant-date fair value of $29.54 per unit, to certain employees who elected to receive all or a portion of their cash bonus, related to 2020 service, as LTIP Units. Compensation expense totaling $4.8 million for these LTIP Units was recognized in 2020.

The aggregate grant-date fair value of these Time-Based LTIP Units and LTIP Units granted during the three months ended March 31, 2021 was $19.0 million. The LTIP Units were valued based on the closing common share price on the date of grant and the Time-Based LTIP Units were valued using Monte Carlo simulations. The following is a summary of the significant assumptions used to value the Time-Based LTIP Units:

Expected volatility	39.0%
Risk-free interest rate	0.1%
Post-grant restriction periods	2 years

In April 2021, as part of their annual compensation, we granted a total of 71,792 fully vested LTIP Units to non-employee trustees with an aggregate grant-date fair value of $1.9 million. The LTIP Units may not be sold while such trustee is serving on the Board of Trustees.

Performance-Based LTIP Units

In January 2021, we granted 627,874 LTIP Units with performance-based vesting requirements ("Performance-Based LTIP Units") to management and other employees with a weighted average grant-date fair value of $15.14 per unit. Our Performance-Based LTIP Units have a three-year performance period. 50% of any Performance-Based LTIP Units that are earned vest at the end of the three-year performance period and the remaining 50% vest on the fourth anniversary of the date of grant, subject to continued employment. If, however, the Performance-Based LTIP Units do not achieve a positive absolute total shareholder return ("TSR") at the end of the three-year performance period, but satisfy the relative performance criteria thereof, 50% of the units that otherwise could have been earned will be forfeited, and the remaining units that are earned will vest if and when we achieve a positive TSR during the succeeding seven years, measured at the end of each quarter. In January 2021, the three-year performance period ended for the Performance-Based LTIP Units granted on February 2, 2018. Based on our relative performance and absolute TSR over the three-year performance period, 100% of the units granted were earned.

The aggregate grant-date fair value of the Performance-Based LTIP Units granted during the three months ended March 31, 2021 was $9.5 million, valued using Monte Carlo simulations. Compensation expense for the Performance-Based LTIP Units is being recognized over a four-year period. The following is a summary of the significant assumptions used to value the Performance-Based LTIP Units:

Expected volatility	34.0%
Dividend yield	2.6%
Risk-free interest rate	0.2%

Restricted Share Units ("RSUs")

Beginning in 2021, certain non-executive employees were granted RSUs with time-based vesting requirements ("Time-Based RSUs") and RSUs with performance-based vesting requirements ("Performance-Based RSUs") as part of their annual compensation. Vesting requirements and compensation expense recognition for the Time-Based RSUs and the Performance-Based RSUs are identical to those of the Time-Based LTIP Units and Performance-Based LTIP Units. In January 2021, we granted 18,343 Time-Based RSUs with a weighted average grant-date fair value of $31.33 per unit, and 11,886 Performance-Based RSUs with a grant-date fair value of $15.14 per unit.

The aggregate grant-date fair value of the RSUs granted during the three months ended March 31, 2021 was $755,000. The Time-Based RSUs were valued based on the closing price on the date of grant and the Performance-Based RSUs were valued using Monte Carlo simulations with the same significant assumptions used to value the Performance-Based LTIP Units above.

Share-Based Compensation Expense

The following is a summary of share-based compensation expense:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Time-Based LTIP Units	$4,380	$3,351
Performance-Based LTIP Units	3,239	3,989
Other equity awards (1)	1,463	1,549
Share-based compensation expense - other	9,082	8,889
Formation Awards	729	1,259
OP Units (2)	2,706	6,641
LTIP Units (2)	78	112
Special Performance-Based LTIP Units (3)	684	671
Special Time-Based LTIP Units (3)	748	758
Share-based compensation related to Formation Transaction and special equity awards (4)	4,945	9,441
Total share-based compensation expense	14,027	18,330
Less amount capitalized	(791)	(968)
Share-based compensation expense	$13,236	$17,362
(1)	Primarily comprising compensation expense for: (i) certain employees who have elected to receive all or a portion of any cash bonus earned in the form of fully vested LTIP Units, (ii) RSUs and (iii) our ESPP.
(2)	Represents share-based compensation expense for LTIP Units and OP Units issued in the Formation Transaction, which are subject to post-Combination employment obligations.
(3)	Represents equity awards issued related to our successful pursuit of Amazon's additional headquarters in National Landing.
(4)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in the accompanying statements of operations.

As of March 31, 2021, we had $57.3 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 1.9 years.

In April 2021, our shareholders approved an amendment to the JBG SMITH 2017 Omnibus Share Plan (the "Plan") to increase the common shares reserved under the Plan by 8.0 million.

12.Transaction and Other Costs

The following is a summary of transaction and other costs:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Demolition costs (1)	$1,008	$—
Integration and severance costs	240	1,309
Completed, potential and pursued transaction expenses	2,442	—
Other (2)	—	4,000
Transaction and other costs	$3,690	$5,309
(1)	Related to 2000 South Bell Street and 2001 South Bell Street.
(2)	Related to a charitable commitment to the Washington Housing Conservancy, a non-profit that acquires and owns affordable workforce housing in the Washington, D.C. metropolitan area.

13.Interest Expense

The following is a summary of interest expense:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Interest expense before capitalized interest	$16,666	$16,554
Amortization of deferred financing costs	1,047	622
Interest expense related to finance lease right-of-use assets	426	144
Net unrealized gain on derivative financial instruments not designated as cash flow hedges	(133)	(47)
Capitalized interest	(1,710)	(5,268)
Interest expense	$16,296	$12,005

14.Shareholders' Equity and Earnings Per Common Share

Common Shares Repurchased

In March 2020, our Board of Trustees authorized the repurchase of up to $500 million of our outstanding common shares. During the three months ended March 31, 2021, we repurchased and retired 619,749 common shares for $19.2 million, an average purchase price of $30.96 per share. During the three months ended March 31, 2020, we repurchased and retired 1.4 million common shares for $41.2 million, an average purchase price of $29.01 per share. Since we began the share repurchase program, we have repurchased and retired 4.4 million common shares for $124.0 million, an average purchase price of $28.18 per share.

Earnings (Loss) Per Common Share

The following is a summary of the calculation of basic and diluted earnings (loss) per common share and a reconciliation of the amounts of net income (loss) available to common shareholders used in calculating basic and diluted earnings per common share to net income (loss):

	Three Months Ended March 31,
	2021	2020

	(In thousands, except per share amounts)
Net income (loss)	$(24,069)	$48,175
Net (income) loss attributable to redeemable noncontrolling interests	2,230	(5,250)
Net loss attributable to noncontrolling interests	1,108	—
Net income (loss) attributable to common shareholders	(20,731)	42,925

Weighted average number of common shares outstanding - basic	131,540	134,542
Effect of dilutive securities	—	887
Weighted average number of common shares outstanding — diluted	131,540	135,429

Earnings (loss) per common share - basic and diluted	$(0.16)	$0.32

The effect of the redemption of OP Units and Time-Based LTIP Units that were outstanding as of March 31, 2021 and 2020 is excluded in the computation of diluted earnings per common share as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings per share). Since OP Units and Time-Based LTIP Units, which are held by noncontrolling interests, are attributed gains at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average OP Unit and Time-Based LTIP Unit impact are excluded from net income (loss) available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted earnings per common share. Performance-Based LTIP Units, Special Performance-Based LTIP Units, Formation Awards and RSUs, which totaled 3.9 million and 4.1 million for the three months ended March 31, 2021 and 2020, were excluded from the calculation of diluted earnings per common share as they were antidilutive, but potentially could be dilutive in the future.

15.Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.

As of March 31, 2021 and December 31, 2020, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized loss on our derivative financial instruments designated as cash flow hedges was $33.8 million and $43.9 million as of March 31, 2021 and December 31, 2020 and was recorded in "Accumulated other comprehensive loss" in our balance sheets, of which a portion was reclassified to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $14.9 million as an increase to interest expense.

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

The following is a summary of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
March 31, 2021
Derivative financial instruments designated as cash flow hedges:
Classified as liabilities in "Other liabilities, net"	$34,181	—	$34,181	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	167	—	167	—

December 31, 2020
Derivative financial instruments designated as cash flow hedges:
Classified as liabilities in "Other liabilities, net"	$44,222	—	$44,222	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	35	—	35	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2021 and December 31, 2020, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains and losses included in "Other comprehensive income (loss)" in our statements of comprehensive income (loss) for the three months ended March 31, 2021 and 2020 were attributable to the net change in unrealized gains or losses related to the interest rate swaps that were outstanding during those periods, none of which were reported in our statements of operations as the interest rate swaps were documented and qualified as hedging instruments.

Financial Assets and Liabilities Not Measured at Fair Value

As of March 31, 2021 and December 31, 2020, all financial assets and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	March 31, 2021		December 31, 2020
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgages payable	$1,601,635	$1,614,367	$1,603,869	$1,606,470
Unsecured term loans	400,000	400,354	400,000	399,678
(1)	The carrying amount consists of principal only.

The fair values of the mortgages payable and unsecured term loans were determined using Level 2 inputs of the fair value hierarchy. The fair value of our mortgages payable is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our unsecured term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms.

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

The CODM measures and evaluates the performance of our operating segments, with the exception of the third-party asset management and real estate services business, based on the net operating income ("NOI") of properties within each segment. NOI includes property rental revenue and parking revenue, and deducts property operating expenses and real estate taxes.

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

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Property management fees	$4,942	$6,024
Asset management fees	2,228	2,724
Development fees (1)	14,250	2,812
Leasing fees	860	1,747
Construction management fees	172	1,013
Other service revenue	1,698	1,635
Third-party real estate services revenue, excluding reimbursements	24,150	15,955
Reimbursement revenue (2)	13,957	13,761
Third-party real estate services revenue, including reimbursements	38,107	29,716
Third-party real estate services expenses	28,936	28,814
Third-party real estate services revenue less expenses	$9,171	$902
(1)	Estimated development fee revenue totaling $55.9 million as of March 31, 2021 is expected to be recognized over the next six years as unsatisfied performance obligations are completed.
(2)	Represents reimbursement of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Management company assets primarily consist of management and leasing contracts with a net book value of $24.0 million and $25.5 million as of March 31, 2021 and December 31, 2020, which are classified in "Other assets, net" in our balance sheets. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

The following is the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Net income (loss) attributable to common shareholders	$(20,731)	$42,925
Add:
Depreciation and amortization expense	64,726	48,489
General and administrative expense:
Corporate and other	12,475	13,176
Third-party real estate services	28,936	28,814
Share-based compensation related to Formation Transaction and special equity awards	4,945	9,441
Transaction and other costs	3,690	5,309
Interest expense	16,296	12,005
Loss on extinguishment of debt	—	33
Income tax expense (benefit)	4,315	(2,345)
Net income (loss) attributable to redeemable noncontrolling interests	(2,230)	5,250
Net loss attributable to noncontrolling interests	(1,108)	—
Less:
Third-party real estate services, including reimbursements revenue	38,107	29,716
Other revenue	2,186	1,630
Loss from unconsolidated real estate ventures, net	(943)	(2,692)
Interest and other income, net	9	907
Gain on sale of real estate	—	59,477
Consolidated NOI	$71,955	$74,059

The following is a summary of NOI by segment. Items classified in the Other column include future development assets, corporate entities and the elimination of intersegment activity.

	Three Months Ended March 31, 2021
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$90,603	$32,586	$(948)	$122,241
Parking revenue	2,690	65	—	2,755
Total property revenue	93,293	32,651	(948)	124,996
Property expense:
Property operating	23,975	12,195	(1,439)	34,731
Real estate taxes	11,772	5,245	1,293	18,310
Total property expense	35,747	17,440	(146)	53,041
Consolidated NOI	$57,546	$15,211	$(802)	$71,955

	Three Months Ended March 31, 2020
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$91,198	$32,803	$(3,621)	$120,380
Parking revenue	6,244	137	—	6,381
Total property revenue	97,442	32,940	(3,621)	126,761
Property expense:
Property operating	27,943	10,307	(3,747)	34,503
Real estate taxes	12,372	4,738	1,089	18,199
Total property expense	40,315	15,045	(2,658)	52,702
Consolidated NOI	$57,127	$17,895	$(963)	$74,059

The following is a summary of certain balance sheet data by segment:

	Commercial	Multifamily	Other	Total

	(In thousands)
March 31, 2021
Real estate, at cost	$3,457,426	$2,114,399	$407,144	$5,978,969
Investments in unconsolidated real estate ventures	321,741	108,877	24,858	455,476
Total assets (1)	3,416,231	1,827,316	775,770	6,019,317
December 31, 2020
Real estate, at cost	$3,459,171	$2,036,131	$505,329	$6,000,631
Investments in unconsolidated real estate ventures	327,798	108,593	24,978	461,369
Total assets (1)	3,430,509	1,787,718	861,320	6,079,547
(1)	Includes assets held for sale. See Note 3 for additional information.

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

Construction Commitments

As of March 31, 2021, we had construction in progress that will require an additional $351.3 million to complete ($345.9 million related to a consolidated entity and $5.4 million related to an unconsolidated real estate venture at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next four years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, issuance and sale of securities, and available cash.

Environmental Matters

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $18.2 million as of March 31, 2021 and December 31, 2020 and are included in "Other liabilities, net" in our balance sheets.

Other

As of March 31, 2021, we had committed tenant-related obligations totaling $58.2 million ($54.6 million related to our consolidated entities and $3.6 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

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

As of March 31, 2021, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $53.8 million. As of March 31, 2021, we had no principal payment guarantees related to our unconsolidated real estate ventures.

Additionally, with respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of March 31, 2021, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

In connection with the Formation Transaction, we have an agreement with Vornado regarding tax matters (the "Tax Matters Agreement") that provides special rules that allocate tax liabilities if the distribution of JBG SMITH shares by Vornado, together with certain related transactions, is determined not to be tax-free. Under the Tax Matters Agreement, we may be required to indemnify Vornado for any taxes and related amounts and costs resulting from a violation by us of the Tax Matters Agreement.

18.Transactions with Related Parties

Our third-party asset management and real estate services business provides fee-based real estate services to the WHI, Amazon, the JBG Legacy Funds and other third parties. We provide services for the benefit of the JBG Legacy Funds that own interests in the assets retained by the JBG Legacy Funds. In connection with the contribution to us of the assets formerly owned by the JBG Legacy Funds as part of the Formation Transaction, the general partner and managing member interests in the JBG Legacy Funds that were held by certain former JBG executives (and who became members of our management team and/or Board of Trustees) were not transferred to us and remain under the control of these individuals. In addition, certain members of our senior management and Board of Trustees have ownership interests in the JBG Legacy Funds and own carried interests in each fund and in certain of our real estate ventures that entitle them to receive cash payments if the fund or real estate venture achieves certain return thresholds.

We launched the WHI with the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. We are the manager for the WHI Impact Pool, which is the social impact debt financing vehicle of the WHI. As of March 31, 2021, the WHI Impact Pool closed on capital commitments totaling $114.4 million, which includes a commitment from us of $11.2 million.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds and the WHI Impact Pool was $5.8 million and $8.0 million for the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, we had receivables from the JBG Legacy Funds and the WHI Impact Pool totaling $7.9 million and $7.5 million for such services.

We rented our former corporate offices from an unconsolidated real estate venture and made payments totaling $271,000 and $1.3 million for the three months ended March 31, 2021 and 2020.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $4.3 million and $5.3 million during the three months ended March 31, 2021 and 2020, which is included in "Property operating expenses" in our statements of operations.

19.Subsequent Events

On April 29, 2021, our Board of Trustees declared a quarterly dividend of $0.225 per common share, payable on May 27, 2021 to shareholders of record as of May 13, 2021.

In April 2021, we entered into two real estate ventures, in which we have 50% ownership interests, to design, develop, manage and own approximately 2.0 million square feet of new mixed-use development located in Potomac Yard, the southern portion of National Landing. Our venture partner contributed a land site that is entitled for 1.3 million square feet of development it controls at Potomac Yard Landbay F, while we contributed the adjacent land with over 700,000 square feet of estimated development capacity at Potomac Yard Landbay G. We will also act as pre-developer, developer, property manager and leasing agent for all future commercial and residential properties on the site. As part of the transaction, our venture partner elected to accelerate the monetization of a 2013 promote interest in the land contributed by it to the ventures. The total amount of the promote expected to be paid is approximately $17.5 million, of which $4.3 million will be paid to certain of our non-employee trustees and certain of our executives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "estimates," "intends," "plans," "would," "may" or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020.

One of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effect of the current pandemic of the novel coronavirus ("COVID- 19") on our financial condition, results of operations, cash flows, performance, tenants, the real estate market, and the global economy and financial markets. The significance, extent and duration of the impact of COVID-19 on us and our tenants remains largely uncertain and dependent on near-term and future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19, the roll-out, effectiveness and willingness of people to take COVID-19 vaccines, the extent and effectiveness of the containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in the area in which we operate. Moreover, investors are cautioned to interpret many of the risks identified under the section titled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

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

Organization and Basis of Presentation

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust ("REIT"), owns and operates a portfolio of commercial and multifamily assets amenitized with ancillary retail. JBG SMITH's portfolio reflects its longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area that have high barriers to entry and vibrant urban amenities. Over half of our portfolio is in National Landing where we serve as the exclusive developer for Amazon.com, Inc.'s ("Amazon") new headquarters and where Virginia Tech's planned new $1 billion Innovation Campus is located. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the Washington Housing Initiative ("WHI") Impact Pool, Amazon, the legacy funds formerly organized by The JBG Companies ("JBG") (the "JBG Legacy Funds") and other third parties. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. JBG SMITH is referred to as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures.

We were organized for the purpose of receiving, via the spin-off on July 17, 2017 (the "Separation"), substantially all of the assets and liabilities of Vornado Realty Trust's ("Vornado") Washington, D.C. segment. On July 18, 2017, we acquired the management business and certain assets and liabilities of JBG (the "Combination"). The Separation and the Combination are collectively referred to as the "Formation Transaction."

References to our financial statements refer to our unaudited condensed consolidated financial statements as of March 31, 2021 and December 31, 2020, and for the three months ended March 31, 2021 and 2020. References to our balance sheets refer to our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. References to our statements of operations refer to our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020.

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

Overview

As of March 31, 2021, our Operating Portfolio consisted of 63 operating assets comprising 42 commercial assets totaling 13.3 million square feet (11.4 million square feet at our share) and 21 multifamily assets totaling 7,800 units (5,999 units at our share). Additionally, we have: (i) two under-construction multifamily assets totaling 1,130 units (969 units at our share); (ii) nine wholly owned near-term development assets totaling 4.8 million square feet of estimated potential development density; and (iii) 29 future development assets totaling 14.8 million square feet (12.0 million square feet at our share) of estimated potential development density.

We continue to focus on our comprehensive plan to reposition our holdings in National Landing in Northern Virginia by executing a broad array of Placemaking strategies. Our Placemaking strategies include the delivery of new multifamily and office developments, locally sourced amenity retail, and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. In keeping with our dedication to Placemaking, each new project is intended to contribute to authentic and distinct neighborhoods by creating a vibrant street environment with robust retail offerings and other amenities including improved public spaces. We have also invested in Citizens Broadband Radio Service ("CBRS") wireless spectrum in National Landing as part of our efforts to make National Landing among the first 5G-operable submarkets in the nation.

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

2021 Outlook

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, a National Emergency was declared in the United States in response to COVID-19. The efforts made by federal, state and local governments to mitigate the spread of COVID-19 included orders requiring the temporary closure of or imposed limitations on the operations of certain non-essential businesses, which have adversely affected many tenants, especially tenants in the retail industry. While many of these restrictions have been removed, it is difficult to determine the long-term impact of COVID-19 on our business, and we expect it to continue to negatively impact our operations in 2021.

The key areas that have been and we expect will continue to be negatively impacted include:

●	significantly decreased retail revenue from rent deferral accommodations offered to certain tenants unable to pay rent while stores were closed or not operating at full capacity, resulting in increased credit losses against billed rent receivables. During 2020, we put substantially all co-working tenants and retailers except for grocers, pharmacies, essential businesses and certain national credit tenants on the cash basis of accounting;
●	a decline in parking revenue as employees of office tenants work from home and transient parking declines (for the three months ended March 31, 2021, parking revenue declined by $3.7 million, or 46.5%, compared to the same period in 2020);
●	depressed near-term leasing activity in our commercial and multifamily portfolios, including delays in the lease-up of our recently delivered multifamily assets, resulting in higher concessions and lower rents in our multifamily assets;
●	increased COVID-19-related payroll and cleaning costs at some of our multifamily assets, partially offset by an overall decrease in operating expenses in our commercial buildings as many tenants' employees work from home;
●	decreased income from the Crystal City Marriott hotel in National Landing due to lower occupancy. The hotel closed in late-March 2020 and reopened in mid-June 2020. Net operating income ("NOI") from this asset decreased $569,000 for the three months ended March 31, 2021 compared to the same period in 2020; and
●	increased interest expense from borrowings to provide additional liquidity and financial flexibility.

While we are always focused on the long term, we are providing the following data to provide additional information regarding the impact of the pandemic on rent collections for the three months ended March 31, 2021. We make no assurances that our experience to date will be indicative of future performance. In the future, we plan to return to providing only our customary metrics and we undertake no obligation to continue to provide such information going forward.

●	rent collections for our commercial office tenants were 99.5% (1) on a consolidated basis and 99.6% at our share (2019 annual average rate was 99.7%);
●	rent collections for our multifamily tenants were 98.9% both on a consolidated basis and at our share (2019 annual average rate was 99.9%); and
●	rent collections for our commercial retail tenants were 76.4% (1) on a consolidated basis and 74.7% at our share (2019 annual average rate was 98.4%).
(1)	Excludes $888,000 of deferred and abated rents, consisting of $212,000 for commercial office tenants and $648,000 for retail tenants. Including these deferred and abated rents, our rent collections for the first quarter of 2021 on a consolidated basis would have been 99.3% for commercial office tenants and 70.6% for retail tenants. Our rent collections for April 2021 kept pace with our first quarter of 2021 rent collections.

We anticipate COVID-19 will significantly impact the real estate industry for years to come. Over the short term, uncertainty surrounding the pandemic has and will likely continue to suppress demand for office space and bias multifamily leasing to renewals, and an already competitive marketplace will favor tenants for years to come. Over the longer term, however, the story is likely to be more nuanced. We believe the maturation of teleworking and the continuing trend to workplace flexibility are here to stay and will likely be felt through an increase in office workers served per square foot of space. We believe this will be a headwind for office rent growth, much as densification served as a headwind over the past decade.

While the impact of COVID-19 continues to be significant, the Washington, D.C. metropolitan area has historically proven to be more resilient than other gateway markets. Our concentration in this market, where a high percentage of demand for our businesses is driven by the federal government, government contractors and Amazon-related activity, should soften the anticipated impact of a recession on our business. We expect our heavy concentration in Amazon's path of growth at a time like this to bear fruit on multiple fronts. First and foremost, Amazon has historically increased its hiring pace during economic downturns. Announcements from Amazon during the past year suggest that it intends to accelerate hiring for its new headquarters in National Landing in the years ahead, and that the organization remains fully committed to its planned occupancies in National Landing. Finally, we expect increased government spending in response to the pandemic to drive more agency and contractor spending locally, which should mitigate the effects of the downturn on our markets and could also provide stimulus for future growth. Though we remain cautious on the short-and medium-term outlook for our business, as the impact of COVID-19 is difficult to predict, we see the potential for strong demand and growth in our markets over the long term.

The significance, extent and duration of the impact of COVID-19 on our business remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time. These developments include: the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the continued speed of the vaccine roll-out, the effectiveness and willingness of people to take COVID-19 vaccines, the duration of associated immunity and the efficacy of vaccines against emerging variants of COVID-19, the extent and effectiveness of other containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate, once the current containment measures are lifted, and whether the residential market in the Washington, D.C. region and any of our properties will be materially impacted by the moratoriums on residential evictions, among others. These uncertainties make it difficult to predict operating results for our business for 2021. Therefore, we could experience material declines in revenue, net income, NOI and/or Funds from Operations ("FFO"). For more information, see "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Operating Results

Key highlights for the three months ended March 31, 2021 included:

●	net loss attributable to common shareholders of $20.7 million, or $0.16 per diluted common share, for the three months ended March 31, 2021 compared to net income of $42.9 million, or $0.32 per diluted common share, for the three months ended March 31, 2020. Net income attributable to common shareholders for the three months ended March 31, 2020 included a gain on the sale of real estate of $59.5 million;
●	third-party real estate services revenue, including reimbursements, of $38.1 million for the three months ended March 31, 2021 compared to $29.7 million for the three months ended March 31, 2020;
●	operating commercial portfolio leased and occupied percentages at our share of 87.3% and 86.9% as of March 31, 2021 compared to 88.1% and 87.7% as of December 31, 2020 and 91.0% and 88.7% as of March 31, 2020;
●	operating multifamily portfolio leased and occupied percentages at our share of 91.0% and 85.9% as of March 31, 2021 compared to 86.5% and 81.1% as of December 31, 2020 and 87.0% and 84.5% as of March 31, 2020. The in-service operating multifamily portfolio was 92.3% leased and 88.4% occupied as of March 31, 2021, compared to 91.3% leased and 87.8% occupied as of December 31, 2020, and 95.2% leased and 93.4% occupied as of March 31, 2020;
●	the leasing of 366,000 square feet, or 344,000 square feet at our share, at an initial rent (1) of $48.73 per square foot and a GAAP-basis weighted average rent per square foot (2) of $48.28 for the three months ended March 31, 2021; and
●	a decrease in same store (3) NOI of 9.2% to $75.9 million for the three months ended March 31, 2021 compared to $83.6 million for the three months ended March 31, 2020.

(1)	Represents the cash basis weighted average starting rent per square foot at our share, which excludes free rent and fixed escalations.
(2)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations.
(3)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the three months ended March 31, 2021 included:

●	the leasing of the land underlying 1900 Crystal Drive located in National Landing to a lessee, which plans to construct an 808-unit multifamily asset comprising two towers with ground floor retail. Through the structure of the 1900 Crystal Drive transaction, we have the ability to facilitate an exchange out of an asset into 1900 Crystal Drive. The ground lessee has engaged us to be the development manager for the construction of 1900 Crystal Drive, and separately, we are the lessee in a master lease of the asset. We have an option to acquire the asset until a specified period after completion;
●	the payment of dividends to our common shareholders totaling $29.7 million and distributions to our noncontrolling interests of $5.8 million;
●	the repurchase and retirement of 619,749 million of our common shares for $19.2 million, an average purchase price of $30.96 per share; and
●	the investment of $28.5 million in development, construction in progress and real estate additions.

Activity subsequent to March 31, 2021 included:

●	the declaration of a quarterly dividend of $0.225 per common share, payable on May 27, 2021 to shareholders of record as of May 13, 2021; and
●	entering into two real estate ventures, in which we have 50% ownership interests, to design, develop, manage and own approximately 2.0 million square feet of new mixed-use development located in Potomac Yard, the southern portion of National Landing. See Note 19 to the financial statements for additional information.

Critical Accounting Policies and Estimates

Our Annual Report on Form 10-K for the year ended December 31, 2020 contains a description of our critical accounting policies, including asset acquisitions and business combinations, real estate, investments in real estate ventures, revenue recognition and share-based compensation. There have been no significant changes to our policies during the three months ended March 31, 2021.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of recent accounting pronouncements.

Results of Operations

In January 2020, we sold Metropolitan Park. In December 2020, we acquired the Americana Portfolio, which consists of a 1.4-acre future development parcel in National Landing that was formerly occupied by the Americana Hotel and three other parcels.

Comparison of the Three Months Ended March 31, 2021 to 2020

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended March 31, 2021 compared to the same period in 2020:

	Three Months Ended March 31,
	2021	2020	% Change

	(Dollars in thousands)
Property rental revenue	$122,241	$120,380	1.5%
Third-party real estate services revenue, including reimbursements	38,107	29,716	28.2%
Depreciation and amortization expense	64,726	48,489	33.5%
Property operating expense	34,731	34,503	0.7%
Real estate taxes expense	18,310	18,199	0.6%
General and administrative expense:
Corporate and other	12,475	13,176	(5.3)%
Third-party real estate services	28,936	28,814	0.4%
Share-based compensation related to Formation Transaction and special equity awards	4,945	9,441	(47.6)%
Transaction and other costs	3,690	5,309	(30.5)%
Loss from unconsolidated real estate ventures, net	943	2,692	(65.0)%
Interest expense	16,296	12,005	35.7%
Gain on sale of real estate	—	59,477	(100.0)%

Property rental revenue increased by approximately $1.9 million, or 1.5%, to $122.2 million in 2021 from $120.4 million in 2020. The increase was primarily due to a $3.8 million increase related to 4747 Bethesda Avenue, West Half, The Wren, 900 W Street and 901 W Street as these properties placed additional space into service, a $2.4 million increase as 1770 Crystal Drive was placed into service in the fourth quarter of 2020, a $733,000 increase related to increased occupancy at 2345 Crystal Drive and an $874,000 increase related to the commencement of leases with Amazon at 241 18th Street South and 2200 Crystal Drive. The increase in property rental revenue was partially offset by a $2.2 million decrease at the Universal Buildings and RiverHouse Apartments due to lower occupancy, a $1.9 million decrease at 1901 South Bell Street due to higher tenant reimbursements in 2020 for construction services, a $904,000 decrease related to 2100 Crystal Drive, which is currently vacant until Amazon takes occupancy of the entire building later this year, and a $570,000 decrease related to 2000 South Bell Street and 2001 South Bell Street as the properties were placed under construction in 2021.

Third-party real estate services revenue, including reimbursements, increased by approximately $8.4 million, or 28.2%, to $38.1 million in 2021 from $29.7 million in 2020. The increase was primarily due to an $11.4 million increase in development fees related to the timing of development projects. The increase in third-party real estate services revenue was partially offset by a $1.6 million decrease in property and asset management fees due to the sale of assets within the JBG Legacy Funds, an $887,000 decrease in leasing fees and an $841,000 decrease in construction management fees due to the timing of construction projects.

Depreciation and amortization expense increased by approximately $16.2 million, or 33.5%, to $64.7 million in 2021 from $48.5 million in 2020. The increase was primarily due to a $6.8 million increase related to the Universal Buildings due to the write-off of certain tenant improvements, a $4.2 million increase related to 4747 Bethesda Avenue, West Half, The Wren, 900 W Street and 901 W Street as these properties placed additional space into service, a $2.1 million increase related to 2345 Crystal Drive due to an increase in tenant improvements, a $1.5 million increase related to RTC-West due to the acceleration of depreciation of certain assets and a $794,000 increase due to 1770 Crystal Drive being placed into service.

Property operating expense increased by approximately $228,000, or 0.7%, to $34.7 million in 2021 from $34.5 million in 2020. The increase was primarily due to a $1.4 million increase related to 4747 Bethesda Avenue, The Wren, 900 W Street, and 901 W Street as these properties placed additional space into service, a $735,000 increase in ground rent expense related to Courthouse Plaza 1 and 2, and a $390,000 increase due to 1770 Crystal Drive being placed into service. The increase in property operating expense was partially offset by a $2.1 million decrease related to 1901 South Bell Street due to costs incurred in 2020 for construction management services provided to tenants.

Real estate tax expense increased by approximately $111,000, or 0.6%, to $18.3 million in 2021 from $18.2 million in 2020. The increase was primarily due to a $662,000 increase at 4747 Bethesda Avenue, The Wren and 901 W Street as

these properties placed additional space into service, and an increase of $178,000 due to 1770 Crystal Drive being placed into service, partially offset by a decrease in real estate tax assessments for various properties located in National Landing.

General and administrative expense: corporate and other decreased by approximately $701,000, or 5.3%, to $12.5 million in 2021 from $13.2 million in 2020. The decrease was primarily due to declines in temporary staffing, marketing, and travel and entertainment expense, partially offset by an increase in share-based compensation expense from the issuance of the 2021 equity awards and an increase in information technology costs.

General and administrative expense: third-party real estate services increased by approximately $122,000, or 0.4%, to $28.9 million in 2021 compared to $28.8 million in 2020. The increase was primarily due to an increase in reimbursable expenses.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by approximately $4.5 million, or 47.6%, to $4.9 million in 2021 from $9.4 million in 2020. The decrease was primarily due to the graded vesting of certain awards issued in prior years, which resulted in lower expense as portions of the awards vested.

Transaction and other costs of $3.7 million in 2021 primarily includes $2.4 million of expenses related to completed, potential and pursued transactions and $1.0 million of demolition costs related to 2000 South Bell Street and 2001 South Bell Street. Transaction and other costs of $5.3 million in 2020 includes $4.0 million of costs related to a charitable commitment to the Washington Housing Conservancy, a non-profit that acquires and owns affordable workforce housing in the Washington, D.C. metropolitan area, and $1.3 million of integration and severance costs.

Loss from unconsolidated real estate ventures decreased by approximately $1.7 million, or 65.0%, to $943,000 for 2021 compared to $2.7 million in 2020. The decrease was primarily due to losses incurred by the Marriott Wardman Park hotel in the first quarter of 2020 due to its COVID related closure. We transferred our interest in the real estate venture to our partner in 2020.

Interest expense increased by approximately $4.3 million, or 35.7%, to $16.3 million in 2021 from $12.0 million in 2020. The increase was primarily due to a $3.6 million decrease in capitalized interest primarily due to the placing of 4747 Bethesda Avenue, West Half, The Wren, 900 W Street, 901 W Street and 1770 Crystal Drive into service. The increase was also due to higher average outstanding balances under our unsecured term loans and mortgage loans. The increase in interest expense was partially offset by a lower outstanding balance under our revolving credit facility.

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

The following is the reconciliation of net income (loss) attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Net income (loss) attributable to common shareholders	$(20,731)	$42,925
Net income (loss) attributable to redeemable noncontrolling interests	(2,230)	5,250
Net loss attributable to noncontrolling interests	(1,108)	—
Net income (loss)	(24,069)	48,175
Gain on sale of real estate	—	(59,477)
Real estate depreciation and amortization	62,500	45,662
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	7,311	6,882
FFO attributable to noncontrolling interests	1,071	3
FFO attributable to OP Units	46,813	41,245
FFO attributable to redeemable noncontrolling interests	(4,485)	(4,497)
FFO attributable to common shareholders	$42,328	$36,748

NOI and Same Store NOI

NOI is a non-GAAP financial measure management uses to assess a segment's performance. The most directly comparable GAAP measure is net income (loss) attributable to common shareholders. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only property related revenue (which includes base rent, tenant reimbursements and other operating revenue, net of free rent and payments associated with assumed lease liabilities) less operating expenses and ground rent, if applicable. NOI also excludes deferred rent, related party management fees, interest expense, and certain other non-cash adjustments, including the accretion of acquired below-market leases and the amortization of acquired above-market leases and below-market ground lease intangibles. Management uses NOI as a supplemental performance measure of our assets and believes it provides useful information to investors because it reflects only those revenue and expense items that are incurred at the asset level, excluding non-cash items. In addition, NOI is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. However, because NOI excludes depreciation and amortization and captures neither the changes in the value of our assets that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our assets, all of which have real economic effect and could materially impact the financial performance of our assets, the utility of NOI as a measure of the operating performance of our assets is limited. NOI presented by us may not be comparable to NOI reported by other REITs that define these measures differently. We believe to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income (loss) attributable to common shareholders as presented in our financial statements. NOI should not be considered as an alternative to net income (loss) attributable to common shareholders as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.

During the three months ended March 31, 2021, our same store pool changed due to the inclusion of 1800 South Bell Street, 500 L'Enfant Plaza, F1RST Residences and 1221 Van Street. Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under-construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same store NOI decreased by $7.7 million, or 9.2%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The decrease in same store NOI was substantially attributable to COVID-19, including: (i)

lower occupancy, higher concessions, lower rents and higher operating costs in our multifamily portfolio, (ii) lower occupancy, rent deferrals and a decline in parking revenue in our commercial portfolio, and (iii) lower occupancy at the Crystal City Marriott. These declines were partially offset by the burn-off of rent abatement as well as cleaning and utilities expense savings across our commercial portfolio.

The following is the reconciliation of net income (loss) attributable to common shareholders to NOI and same store NOI:

	Three Months Ended March 31,
	2021	2020

	(Dollars in thousands)
Net income (loss) attributable to common shareholders	$(20,731)	$42,925
Add:
Depreciation and amortization expense	64,726	48,489
General and administrative expense:
Corporate and other	12,475	13,176
Third-party real estate services	28,936	28,814
Share-based compensation related to Formation Transaction and special equity awards	4,945	9,441
Transaction and other costs	3,690	5,309
Interest expense	16,296	12,005
Loss on extinguishment of debt	—	33
Income tax expense (benefit)	4,315	(2,345)
Net income (loss) attributable to redeemable noncontrolling interests	(2,230)	5,250
Net loss attributable to noncontrolling interests	(1,108)	—
Less:
Third-party real estate services, including reimbursements revenue	38,107	29,716
Other revenue	2,186	1,630
Loss from unconsolidated real estate ventures, net	(943)	(2,692)
Interest and other income, net	9	907
Gain on sale of real estate	—	59,477
Consolidated NOI	71,955	74,059
NOI attributable to unconsolidated real estate ventures at our share	7,512	8,588
Non-cash rent adjustments (1)	(4,765)	(3,545)
Other adjustments (2)	4,738	2,834
Total adjustments	7,485	7,877
NOI	79,440	81,936
Less: out-of-service NOI loss (3)	(1,361)	(1,427)
Operating Portfolio NOI	80,801	83,363
Non-same store NOI (4)	4,921	(192)
Same store NOI (5)	$75,880	$83,555

Change in same store NOI	(9.2)%
Number of properties in same store pool	56
(1)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.
(2)	Adjustment to include other revenue and payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue and allocated corporate general and administrative expenses to operating properties.
(3)	Includes the results of our under-construction assets, and near-term and future development pipelines.
(4)	Includes the results of properties that were not in-service for the entirety of both periods being compared and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(5)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared.

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

The CODM measures and evaluates the performance of our operating segments, with the exception of the third-party asset management and real estate services business, based on the NOI of properties within each segment. NOI includes property rental revenue and parking revenue, and deducts property operating expenses and real estate taxes.

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

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Property management fees	$4,942	$6,024
Asset management fees	2,228	2,724
Development fees (1)	14,250	2,812
Leasing fees	860	1,747
Construction management fees	172	1,013
Other service revenue	1,698	1,635
Third-party real estate services revenue, excluding reimbursements	24,150	15,955
Reimbursement revenue (2)	13,957	13,761
Third-party real estate services revenue, including reimbursements	38,107	29,716
Third-party real estate services expenses	28,936	28,814
Third-party real estate services revenue less expenses	$9,171	$902
(1)	Estimated development fee revenue totaling $55.9 million as of March 31, 2021 is expected to be recognized over the next six years as unsatisfied performance obligations are completed.
(2)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Third-party real estate services revenue, including reimbursements, increased by approximately $8.4 million, or 28.2%, to $38.1 million for the three months ended March 31, 2021 from $29.7 million for the same period in 2020. The increase was primarily due to an $11.4 million increase in development fees related to the timing of development projects. The increase in third-party real estate services revenue was partially offset by a $1.6 million decrease in property and asset management fees due to the sale of assets within the JBG Legacy Funds, an $887,000 decrease in leasing fees and an $841,000 decrease in construction management fees due to the timing of construction projects.

Third-party real estate services expenses increased by approximately $122,000, or 0.4%, to $28.9 million for the three months ended March 31, 2021 from $28.8 million for the same period in 2020. The increase was primarily due to an increase in reimbursable expenses.

Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

Property revenue is calculated as property rental revenue plus parking revenue. Property expense is calculated as property operating expenses plus real estate taxes. Consolidated NOI is calculated as total property revenue less total property expense. See Note 16 to the financial statements for the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI for the three months ended March 31, 2021 and 2020. The following is a summary of NOI by segment:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Property revenue:
Commercial	$93,293	$97,442
Multifamily	32,651	32,940
Other (1)	(948)	(3,621)
Total property revenue	124,996	126,761

Property expense:
Commercial	35,747	40,315
Multifamily	17,440	15,045
Other (1)	(146)	(2,658)
Total property expense	53,041	52,702

Consolidated NOI:
Commercial	57,546	57,127
Multifamily	15,211	17,895
Other (1)	(802)	(963)
Consolidated NOI	$71,955	$74,059
(1)	Includes activity related to future development assets and corporate entities and the elimination of intersegment activity.

Comparison of the Three Months Ended March 31, 2021 to 2020

Commercial: Property rental revenue decreased by $4.1 million, or 4.3%, to $93.3 million in 2021 from $97.4 million in 2020. Consolidated NOI increased by $419,000, or 0.7%, to $57.5 million in 2021 from $57.1 million in 2020. The decrease in property revenue was due to a $4.0 million decline in parking revenue from the same store commercial assets primarily from reduced transient and office parking related to COVID-19. Consolidated NOI increased due to a $2.2 million increase related to 4747 Bethesda Avenue and 1770 Crystal Drive as these properties were placed into service, a $2.7 million increase related to 1225 South Clark Street and 2345 Crystal Drive due to higher occupancy, and an $892,000 increase related to the commencement of leases with Amazon at 241 18th Street South and 2200 Crystal Drive, partially offset by a decrease in parking revenue and a $1.0 million decrease related to the Universal Buildings due to lower occupancy.

Multifamily: Property rental revenue decreased by $289,000, or 0.9%, to $32.7 million in 2021 from $32.9 million in 2020. Consolidated NOI decreased by $2.7 million, or 15.0%, to $15.2 million in 2021 from $17.9 million in 2020. The decrease in property revenue and NOI was due to lower occupancy, higher concessions, lower rents, higher operating costs and an increase in uncollectable operating lease receivables in our same store multifamily assets, which were attributable to the impact of COVID-19. The decline in property revenue and NOI was partially offset by increases related to West Half, The Wren and 901 W Street as these properties placed additional units into service.

Liquidity and Capital Resources

Property rental income is our primary source of operating cash flow and is dependent on many factors including occupancy levels and rental rates, as well as our tenants' ability to pay rent. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the WHI, Amazon, the JBG Legacy Funds and other third parties. Our assets provide a relatively consistent level of cash flow that enables us to pay operating expenses, debt service, recurring capital expenditures, dividends to shareholders and distributions to holders of OP Units. Other sources of liquidity to fund cash requirements include proceeds from financings, recapitalizations, asset sales and the issuance and sale of securities. We anticipate that cash flows from continuing operations and proceeds from financings, recapitalizations and asset sales, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, any dividends to shareholders and distributions to holders of OP Units over the next 12 months.

Financing Activities

The following is a summary of mortgages payable:

	Weighted Average
	Effective
	Interest Rate (1)	March 31, 2021	December 31, 2020

		(In thousands)
Variable rate (2)	2.15%	$677,246	$678,346
Fixed rate (3)	4.32%	924,389	925,523
Mortgages payable		1,601,635	1,603,869
Unamortized deferred financing costs and premium/discount, net (4)		(9,752)	(10,131)
Mortgages payable, net		$1,591,883	$1,593,738
(1)	Weighted average effective interest rate as of March 31, 2021.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(4)	As of March 31, 2021, net deferred financing costs related to an unfunded mortgage loan totaling $4.6 million were included in "Other assets, net."

As of March 31, 2021 and December 31, 2020, the net carrying value of real estate collateralizing our mortgages payable totaled $1.8 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgages payable are recourse to us. See Note 17 to the financial statements for additional information.

As of March 31, 2021 and December 31, 2020, we had various interest rate swap and cap agreements on certain mortgages payable with an aggregate notional value of $1.3 billion. See Note 15 to the financial statements for additional information.

Credit Facility

As of March 31, 2021 and December 31, 2020, our $1.4 billion credit facility consisted of a $1.0 billion revolving credit facility maturing in January 2025, a $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023 and a $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. The following is a summary of amounts outstanding under the credit facility:

	Effective
	Interest Rate (1)	March 31, 2021	December 31, 2020

		(In thousands)
Revolving credit facility (2) (3) (4)	1.16%	$—	$—

Tranche A-1 Term Loan (5)	2.59%	$200,000	$200,000
Tranche A-2 Term Loan (6)	2.49%	200,000	200,000
Unsecured term loans		400,000	400,000
Unamortized deferred financing costs, net		(1,849)	(2,021)
Unsecured term loans, net		$398,151	$397,979
(1)	Effective interest rate as of March 31, 2021.
(2)	As of March 31, 2021 and December 31, 2020, letters of credit with an aggregate face amount of $1.5 million were outstanding under our revolving credit facility.
(3)	As of March 31, 2021 and December 31, 2020, net deferred financing costs related to our revolving credit facility totaling $6.2 million and $6.7 million were included in "Other assets, net."

(4)	The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(5)	As of March 31, 2021 and December 31, 2020, the outstanding balance was fixed by interest rate swap agreements. The interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.39%.
(6)	As of March 31, 2021 and December 31, 2020, the outstanding balance was fixed by interest rate swap agreements. The interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.34%.

Our existing floating rate debt instruments, including our credit facility, with a principal balance totaling $1.5 billion and our hedging arrangements with a notional value totaling $1.7 billion currently use as a reference rate the U.S. dollar London Interbank Offered Rate ("LIBOR"), and we expect a transition from LIBOR to another reference rate due to plans to phase out the reference rate by the end of 2021, after which point its continuation cannot be assured. Though an alternative reference rate for LIBOR, the Secured Overnight Financing Rate ("SOFR"), exists, significant uncertainties still remain. We can provide no assurance regarding the future of LIBOR and when our LIBOR-based instruments will transition from LIBOR as a reference rate to SOFR or another reference rate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.

Common Shares Repurchased

In March 2020, our Board of Trustees authorized the repurchase of up to $500 million of our outstanding common shares. During the three months ended March 31, 2021, we repurchased and retired 619,749 common shares for $19.2 million, an average purchase price of $30.96 per share. During the three months ended March 31, 2020, we repurchased and retired 1.4 million common shares for $41.2 million, an average purchase price of $29.01 per share. Since we began the share repurchase program, we have repurchased and retired 4.4 million common shares for $124.0 million, an average purchase price of $28.18 per share.

Purchases under the program are made either in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to economic and market conditions, share price, applicable legal requirements and other factors. The program may be suspended or discontinued at our discretion without prior notice.

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

While we do not expect the need to do so during the next 12 months, we also can issue securities to raise funds.

While we have not experienced a significant impact to date in this regard, we expect COVID-19 to continue to have an adverse impact on our liquidity and capital resources. Future decreases in cash flows from operations resulting from tenant defaults, rent deferrals or decreases in our rents or occupancy, would decrease the cash available for the capital uses described above.

As of March 31, 2021, we have $998.5 million of availability under our credit facility (net of outstanding letters of credit totaling $1.5 million). As of March 31, 2021, we had no debt on a consolidated basis scheduled to mature in 2021, and a mortgage payable totaling $102.1 million at our share that was scheduled to mature in 2021. In April 2021, our unconsolidated real estate venture entered into a loan modification agreement, which extended the original maturity date of the mortgage payable to May 2023.

Contractual Obligations and Commitments

During the three months ended March 31, 2021, there were no material changes to the contractual obligation information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

As of March 31, 2021, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $53.8 million.

As of March 31, 2021, we had committed tenant-related obligations totaling $58.2 million ($54.6 million related to our consolidated entities and $3.6 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

We launched the WHI with the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. We are the manager for the WHI Impact Pool, which is the social impact debt financing vehicle of the WHI. As of March 31, 2021, the WHI Impact Pool closed on capital commitments totaling $114.4 million, which includes a commitment from us of $11.2 million.

On April 29, 2021, our Board of Trustees declared a quarterly dividend of $0.225 per common share.

Summary of Cash Flows

The following summary discussion of our cash flows is based on our statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Net cash provided by operating activities	$66,502	$41,916
Net cash (used in) provided by investing activities	(29,515)	43,917
Net cash (used in) provided by financing activities	(51,776)	85,670

Cash Flows for the Three Months Ended March 31, 2021

Cash and cash equivalents, and restricted cash decreased $14.8 million to $248.5 million as of March 31, 2021, compared to $263.3 million as of December 31, 2020. This decrease resulted from $51.8 million of net cash used in financing activities and $29.5 million of net cash used in investing activities, partially offset by $66.5 million of net cash provided by operating activities. Our outstanding debt was $2.0 billion as of March 31, 2021 and December 31, 2020.

Net cash provided by operating activities of $66.5 million primarily comprised: (i) $51.0 million of net income (before $75.1 million of non-cash items), (ii) $9.5 million of net change in operating assets and liabilities and (iii) $6.0 million of return on capital from unconsolidated real estate ventures. Non-cash income adjustments of $75.1 million primarily include depreciation and amortization expense, share-based compensation expense, deferred rent, amortization of lease incentives and net loss from unconsolidated real estate ventures.

Net cash used in investing activities of $29.5 million comprised: (i) $28.5 million of development costs, construction in progress and real estate additions and (ii) $1.0 million of investments in unconsolidated real estate ventures.

Net cash provided by financing activities of $51.8 million comprised: (i) $29.7 million of dividends paid to common shareholders, (ii) $19.2 million of common shares repurchased, (iii) $5.8 million of distributions to redeemable noncontrolling interests, (iv) $4.6 million of debt issuance costs, and (v) $2.2 million of repayments of mortgages payable, partially offset by (vi) $9.7 million of contributions from noncontrolling interests.

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

Net cash provided by operating activities of $41.9 million primarily comprised: (i) $55.5 million of net income (before $66.8 million of non-cash items and a $59.5 million gain on sale of real estate) and (ii) $532,000 of return on capital from unconsolidated real estate ventures, partially offset by (iii) $14.1 million of net change in operating assets and liabilities. Non-cash income adjustments of $66.8 million primarily include depreciation and amortization expense, share-based compensation expense, deferred rent and net loss from unconsolidated real estate ventures.

Net cash provided by investing activities of $43.9 million comprised: (i) $154.5 million of proceeds from the sale of real estate, partially offset by (ii) $107.0 million of development costs, construction in progress and real estate additions and (iii) $3.6 million of investments in unconsolidated real estate ventures.

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

As of March 31, 2021, we have investments in unconsolidated real estate ventures totaling $455.5 million. For these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.

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

As of March 31, 2021, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $53.8 million. As of March 31, 2021, we had no principal payment guarantees related to our unconsolidated real estate ventures.

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

Construction Commitments

As of March 31, 2021, we had construction in progress that will require an additional $351.3 million to complete ($345.9 million related to a consolidated entity and $5.4 million related to an unconsolidated real estate venture at our share), based on our current plans and estimates, which we anticipate will be primarily expended over the next four years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, issuance and sale of securities, and available cash.

Other

As of March 31, 2021, we had committed tenant-related obligations totaling $58.2 million ($54.6 million related to our consolidated entities and $3.6 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

With respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of March 31, 2021, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

In connection with the Formation Transaction, we have an agreement with Vornado regarding tax matters (the "Tax Matters Agreement") that provides special rules that allocate tax liabilities if the distribution of JBG SMITH shares by Vornado, together with certain related transactions, is determined not to be tax-free. Under the Tax Matters Agreement, we may be required to indemnify Vornado for any taxes and related amounts and costs resulting from a violation by us of the Tax Matters Agreement.

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

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks, and the preparation and issuance of a written report. Soil and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. They may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 17 to the financial statements, environmental liabilities totaled $18.2 million as of March 31, 2021 and December 31, 2020 and are included in "Other liabilities, net" in our balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following is a summary of our annual exposure to a change in interest rates:

	March 31, 2021			December 31, 2020
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgages payable:
Variable rate (1)	$677,246	2.15%	$6,867	$678,346	2.18%
Fixed rate (2)	924,389	4.32%	—	925,523	4.32%
	$1,601,635		$6,867	$1,603,869
Credit facility:
Revolving credit facility (3)	$—	1.16%	$—	$—	1.19%
Tranche A-1 Term Loan (4)	200,000	2.59%	—	200,000	2.59%
Tranche A-2 Term Loan (5)	200,000	2.49%	—	200,000	2.49%
	$400,000		$—	$400,000
Pro rata share of debt of unconsolidated real estate ventures (contractual balances):
Variable rate (1)	$320,122	2.43%	$3,246	$319,057	2.47%
Fixed rate (2)	84,457	4.38%	—	79,989	4.36%
	$404,579		$3,246	$399,046
(1)	Includes variable rate mortgages payable with interest rate cap agreements.
(2)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(3)	The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(4)	As of March 31, 2021 and December 31, 2020, the outstanding balance was fixed by interest rate swap agreements. The interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.39%.
(5)	As of March 31, 2021 and December 31, 2020, the outstanding balance was fixed by interest rate swap agreements. The interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.34%.

The fair value of our mortgages payable is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our unsecured term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of March 31, 2021 and December 31, 2020, the estimated fair value of our consolidated debt was $2.0 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

Hedging Activities

To manage, or hedge, our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.

Derivative Financial Instruments Designated as Cash Flow Hedges

Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are designated as cash flow hedges, and are carried at their estimated fair value on a recurring basis. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in “Accumulated other comprehensive loss” in our balance sheets and is subsequently reclassified into "Interest expense" in our statements of operations in the period that the hedged forecasted transactions affect earnings. Our cash flow hedges become less than perfectly effective if the critical terms of the hedging instrument and the forecasted transactions do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and interest rates. In addition, we evaluate the default risk of the counterparty by monitoring the creditworthiness of the counterparty. While management believes its judgments are reasonable, a change in a derivative's effectiveness as a hedge could materially affect expenses, net income and equity.

As of March 31, 2021 and December 31, 2020, we had interest rate swap and cap agreements with an aggregate notional value of $862.7 million, which were designated as cash flow hedges. The fair value of our interest rate swaps and caps designated as cash flow hedges consisted of liabilities totaling $34.2 million and $44.2 million as of March 31, 2021 and December 31, 2020, included in "Other liabilities, net" in our balance sheets.

Derivative Financial Instruments Not Designated as Hedges

Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are considered economic hedges, but not designated as accounting hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains are recorded in "Interest expense" in our statements of operations in the period in which the change occurs. As of March 31, 2021 and December 31, 2020, we had various interest rate cap agreements with an aggregate notional value of $867.7 million, which were not designated as cash flow hedges. The fair value of our interest rate caps not designated as hedges was not material as of March 31, 2021 and December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, involved in legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report for the year ended December 31, 2020, filed with the SEC on February 23, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.
(c)	Purchases of equity securities by the issuer and affiliated purchasers:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under the Plan Or Programs
January 1, 2021 - January 31, 2021	261,311	$29.93	261,311	$387,414,510
February 1, 2021 - February 28, 2021	57,789	31.59	57,789	385,587,659
March 1, 2021 - March 31, 2021	300,649	31.74	300,649	376,038,752
Total for the three months ended March 31, 2021	619,749	30.96	619,749
Program total since inception in March 2020	4,396,101	28.18	4,396,101

In March 2020, our Board of Trustees authorized the repurchase of up to $500 million of our outstanding common shares. Purchases under the program are made either in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to economic and market conditions, share price, applicable legal requirements and other factors. The program may be suspended or discontinued at our discretion without prior notice.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibit Index

Exhibits	Description
3.1	Declaration of Trust of JBG SMITH Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 21, 2017).
3.2	Articles Supplementary to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 6, 2018).
3.3	Articles of Amendment to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed on May 3, 2018).
3.4	Amended and Restated Bylaws of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 21, 2020).

Exhibits	Description
10.1†

Second Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and W. Matthew Kelly (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.2†

Second Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and David P. Paul (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.3†

Second Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and Kevin P. Reynolds (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.4†

Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and Madhumita Moina Banerjee (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.5†

Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and Stephen W. Theriot (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.6†

Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and Steven A. Museles (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.7†

Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and George Xanders (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.8†	Form of JBG SMITH Properties Restricted Share Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K, filed on February 23, 2021).
10.9†	Form of JBG SMITH Properties Restricted Share Unit Award Agreement for Consultants (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K, filed on February 23, 2021).
10.10†	Form of JBG SMITH Properties Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K, filed on February 23, 2021).
10.11†	Form of 2021 JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K, filed on February 23, 2021).
10.12†

Amendment No. 3 to the JBG SMITH Properties 2017 Omnibus Share Plan, effective April 29, 2021 (incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-8, filed on April 29, 2021).

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Extension Calculation Linkbase
101.LAB	Inline XBRL Extension Labels Linkbase

Exhibits	Description
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Filed herewith.
†	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBG SMITH Properties

Date:	May 4, 2021	/s/ M. Moina Banerjee
M. Moina Banerjee
Chief Financial Officer
(Principal Financial Officer)

JBG SMITH Properties

Date:	May 4, 2021	/s/ Angela Valdes
Angela Valdes
Chief Accounting Officer
(Principal Accounting Officer)