Form 10-Q
period 2021-06-30
JBG SMITH Properties
filed 2021-08-03
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, JBG SMITH Properties had 131,940,903 common shares outstanding.

JBG SMITH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value amounts)

	June 30, 2021	December 31, 2020
ASSETS
Real estate, at cost:
Land and improvements	$1,357,904	$1,391,472
Buildings and improvements	4,355,187	4,341,103
Construction in progress, including land	273,542	268,056
	5,986,633	6,000,631
Less accumulated depreciation	(1,297,406)	(1,232,690)
Real estate, net	4,689,227	4,767,941
Cash and cash equivalents	201,150	225,600
Restricted cash	37,543	37,736
Tenant and other receivables	43,724	55,903
Deferred rent receivable	182,565	170,547
Investments in unconsolidated real estate ventures	497,770	461,369
Other assets, net	282,356	286,575
Assets held for sale	73,876	73,876
TOTAL ASSETS	$6,008,211	$6,079,547

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgages payable, net	$1,591,143	$1,593,738
Revolving credit facility	—	—
Unsecured term loans, net	398,322	397,979
Accounts payable and accrued expenses	99,310	103,102
Other liabilities, net	201,556	247,774
Total liabilities	2,290,331	2,342,593
Commitments and contingencies
Redeemable noncontrolling interests	544,639	530,748
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized; none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 131,841 and 131,778 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1,319	1,319
Additional paid-in capital	3,650,217	3,657,643
Accumulated deficit	(466,230)	(412,944)
Accumulated other comprehensive loss	(28,605)	(39,979)
Total shareholders' equity of JBG SMITH Properties	3,156,701	3,206,039
Noncontrolling interests	16,540	167
Total equity	3,173,241	3,206,206
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,008,211	$6,079,547

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE
Property rental	$122,819	$115,459	$245,060	$235,839
Third-party real estate services, including reimbursements	26,745	27,167	64,852	56,883
Other revenue	5,080	2,326	10,021	10,337
Total revenue	154,644	144,952	319,933	303,059
EXPENSES
Depreciation and amortization	56,678	52,616	121,404	101,105
Property operating	35,000	33,792	69,731	68,295
Real estate taxes	18,558	17,869	36,868	36,068
General and administrative:
Corporate and other	13,895	13,216	26,370	26,392
Third-party real estate services	25,557	29,239	54,493	58,053
Share-based compensation related to Formation Transaction and special equity awards	4,441	8,858	9,386	18,299
Transaction and other costs	2,270	1,372	5,960	6,681
Total expenses	156,399	156,962	324,212	314,893
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate ventures, net	3,953	(13,485)	3,010	(16,177)
Interest and other income (loss), net	(38)	114	(29)	1,021
Interest expense	(16,773)	(15,770)	(33,069)	(27,775)
Gain on sale of real estate	11,290	—	11,290	59,477
Loss on extinguishment of debt	—	—	—	(33)
Total other income (expense)	(1,568)	(29,141)	(18,798)	16,513
INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT	(3,323)	(41,151)	(23,077)	4,679
Income tax (expense) benefit	5	888	(4,310)	3,233
NET INCOME (LOSS)	(3,318)	(40,263)	(27,387)	7,912
Net (income) loss attributable to redeemable noncontrolling interests	345	3,483	2,575	(1,767)
Net loss attributable to noncontrolling interests	—	—	1,108	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,973)	$(36,780)	$(23,704)	$6,145
EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.03)	$(0.28)	$(0.19)	$0.04
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	131,480	133,613	131,510	134,078

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$(3,318)	$(40,263)	$(27,387)	$7,912
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative financial instruments	(1,404)	(5,283)	5,007	(39,211)
Reclassification of net loss on derivative financial instruments from accumulated other comprehensive loss into interest expense	3,834	3,156	7,575	4,314
Other comprehensive income (loss)	2,430	(2,127)	12,582	(34,897)
COMPREHENSIVE LOSS	(888)	(42,390)	(14,805)	(26,985)
Net (income) loss attributable to redeemable noncontrolling interests	345	3,483	2,575	(1,767)
Net loss attributable to noncontrolling interests	—	—	1,108	—
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	(235)	182	(1,208)	3,755
COMPREHENSIVE LOSS ATTRIBUTABLE TO JBG SMITH PROPERTIES	$(778)	$(38,725)	$(12,330)	$(24,997)

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE AS OF MARCH 31, 2021	131,277	$1,314	$3,631,277	$(433,675)	$(30,800)	$8,730	$3,176,846
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(2,973)	—	—	(2,973)
Conversion of common limited partnership units to common shares	530	5	17,756	—	—	—	17,761
Common shares repurchased	—	—	—	—	—	—	—
Common shares issued pursuant to employee incentive compensation plan and Employee Share Purchase Plan ("ESPP")	34	—	1,090	—	—	—	1,090
Dividends declared on common shares ($0.225 per common share)	—	—	—	(29,582)	—	—	(29,582)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	7,810	7,810
Redeemable noncontrolling interests redemption value adjustment and other comprehensive income allocation	—	—	94	—	(235)	—	(141)
Other comprehensive income	—	—	—	—	2,430	—	2,430
BALANCE AS OF JUNE 30, 2021	131,841	$1,319	$3,650,217	$(466,230)	$(28,605)	$16,540	$3,173,241

BALANCE AS OF MARCH 31, 2020	133,517	$1,336	$3,723,795	$(188,239)	$(45,941)	$203	$3,491,154
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(36,780)	—	—	(36,780)
Conversion of common limited partnership units to common shares	156	2	4,750	—	—	—	4,752
Common shares repurchased	—	—	(15)	—	—	—	(15)
Common shares issued pursuant to ESPP	35	—	1,002	—	—	—	1,002
Dividends declared on common shares ($0.225 per common share)	—	—	—	(30,143)	—	—	(30,143)
Distributions to noncontrolling interests	—	—	—	—	—	(12)	(12)
Redeemable noncontrolling interests redemption value adjustment and other comprehensive loss allocation	—	—	12,673	—	182	—	12,855
Other comprehensive loss	—	—	—	—	(2,127)	—	(2,127)
BALANCE AS OF JUNE 30, 2020	133,708	$1,338	$3,742,205	$(255,162)	$(47,886)	$191	$3,440,686

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE AS OF DECEMBER 31, 2020	131,778	$1,319	$3,657,643	$(412,944)	$(39,979)	$167	$3,206,206
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(23,704)	—	(1,108)	(24,812)
Conversion of common limited partnership units to common shares	649	6	21,674	—	—	—	21,680
Common shares repurchased	(620)	(6)	(19,197)	—	—	—	(19,203)
Common shares issued pursuant to employee incentive compensation plan and ESPP	34	—	1,339	—	—	—	1,339
Dividends declared on common shares ($0.225 per common share)	—	—	—	(29,582)	—	—	(29,582)
Contributions from noncontrolling interests	—	—	—	—	—	17,481	17,481
Redeemable noncontrolling interests redemption value adjustment and other comprehensive income allocation	—	—	(11,242)	—	(1,208)	—	(12,450)
Other comprehensive income	—	—	—	—	12,582	—	12,582
BALANCE AS OF JUNE 30, 2021	131,841	$1,319	$3,650,217	$(466,230)	$(28,605)	$16,540	$3,173,241

BALANCE AS OF DECEMBER 31, 2019	134,148	$1,342	$3,633,042	$(231,164)	$(16,744)	$201	$3,386,677
Net income attributable to common shareholders and noncontrolling interests	—	—	—	6,145	—	—	6,145
Conversion of common limited partnership units to common shares	943	10	35,868	—	—	—	35,878
Common shares repurchased	(1,418)	(14)	(41,178)	—	—	—	(41,192)
Common shares issued pursuant to ESPP	35	—	1,134	—	—	—	1,134
Dividends declared on common shares ($0.225 per common share)	—	—	—	(30,143)	—	—	(30,143)
Distributions to noncontrolling interests	—	—	—	—	—	(10)	(10)
Redeemable noncontrolling interests redemption value adjustment and other comprehensive loss allocation	—	—	113,339	—	3,755	—	117,094
Other comprehensive loss	—	—	—	—	(34,897)	—	(34,897)
BALANCE AS OF JUNE 30, 2020	133,708	$1,338	$3,742,205	$(255,162)	$(47,886)	$191	$3,440,686

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$(27,387)	$7,912
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	26,892	38,174
Depreciation and amortization, including amortization of deferred financing costs	123,444	102,896
Deferred rent	(12,170)	(11,728)
(Income) loss from unconsolidated real estate ventures, net	(3,010)	16,177
Amortization of market lease intangibles, net	(658)	(260)
Amortization of lease incentives	4,191	3,525
Loss on extinguishment of debt	—	33
Gain on sale of real estate	(11,290)	(59,477)
Losses on operating lease and other receivables	975	10,614
Return on capital from unconsolidated real estate ventures	10,348	1,877
Other non-cash items	473	74
Changes in operating assets and liabilities:
Tenant and other receivables	11,204	(10,198)
Other assets, net	274	(87)
Accounts payable and accrued expenses	238	(1,617)
Other liabilities, net	32	(12,396)
Net cash provided by operating activities	123,556	85,519
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(67,408)	(181,232)
Proceeds from sale of real estate	14,370	154,493
Distributions of capital from unconsolidated real estate ventures	4,583	70,818
Investments in unconsolidated real estate ventures	(21,990)	(10,733)
Net cash (used in) provided by investing activities	(70,445)	33,346
FINANCING ACTIVITIES:
Borrowings under mortgages payable	—	195,159
Borrowings under revolving credit facility	—	500,000
Borrowings under unsecured term loans	—	100,000
Repayments of mortgages payable	(3,342)	(4,437)
Repayments of revolving credit facility	—	(200,000)
Debt issuance costs	(4,587)	(9,774)
Finance lease payments	—	(3,031)
Proceeds from common shares issued pursuant to ESPP	880	887
Common shares repurchased	(19,203)	(41,192)
Dividends paid to common shareholders	(59,232)	(60,327)
Distributions to redeemable noncontrolling interests	(9,712)	(7,610)
Distributions to noncontrolling interests	(22)	(23)
Contributions from noncontrolling interests	17,464	—
Net cash (used in) provided by financing activities	(77,754)	469,652
Net (decrease) increase in cash and cash equivalents and restricted cash	(24,643)	588,517
Cash and cash equivalents and restricted cash, beginning of period	263,336	142,516
Cash and cash equivalents and restricted cash, end of period	$238,693	$731,033
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD:
Cash and cash equivalents	$201,150	$710,677
Restricted cash	37,543	20,356
Cash and cash equivalents and restricted cash	$238,693	$731,033

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $3,256 and $8,633 in 2021 and 2020)	$30,335	$25,647
Accrued capital expenditures included in accounts payable and accrued expenses	41,662	70,367
Write-off of fully depreciated assets	43,185	13,378
Deconsolidation of real estate asset	26,476	—
Conversion of common limited partnership units to common shares	21,680	35,878
Derecognition of operating lease right-of-use assets	—	(13,151)
Derecognition of liabilities related to operating lease right-of-use assets	—	(13,151)
Recognition of finance lease right-of-use assets	—	42,354
Recognition of liabilities related to finance lease right-of-use assets	—	40,684
Cash paid for amounts included in the measurement of lease liabilities for operating leases	1,320	4,015

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Organization and Basis of Presentation

Organization

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust ("REIT"), owns and operates a portfolio of commercial and multifamily assets amenitized with ancillary retail. JBG SMITH's portfolio reflects its longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area that have high barriers to entry and vibrant urban amenities. Over half of our portfolio is in National Landing in Northern Virginia, where we serve as the exclusive developer for Amazon.com, Inc.'s ("Amazon") new headquarters and where Virginia Tech's planned new $1 billion Innovation Campus is located. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the Washington Housing Initiative ("WHI") Impact Pool, Amazon, the legacy funds formerly organized by The JBG Companies ("JBG") (the "JBG Legacy Funds") and other third parties. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of June 30, 2021, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 90.9% of its common limited partnership units ("OP Units"). JBG SMITH is hereinafter referred to as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures.

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

As of June 30, 2021, our Operating Portfolio consisted of 64 operating assets comprising 43 commercial assets totaling 13.3 million square feet (11.4 million square feet at our share) and 21 multifamily assets totaling 7,776 units (6,125 units at our share). Additionally, we have: (i) one under-construction multifamily asset with 808 units (808 units at our share); (ii) 11 near-term development assets totaling 5.2 million square feet (5.0 million square feet at our share) of estimated potential development density; and (iii) 26 future development assets totaling 14.7 million square feet (11.9 million square feet at our share) of estimated potential development density.

We derive our revenue primarily from leases with commercial and multifamily tenants, which include fixed and percentage rents, and reimbursements from tenants for certain expenses such as real estate taxes, property operating expenses, and repairs and maintenance. In addition, our third-party asset management and real estate services business provides fee-based real estate services.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission.

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

References to our financial statements refer to our condensed consolidated financial statements as of June 30, 2021 and December 31, 2020, and for the three and six months ended June 30, 2021 and 2020. References to our balance sheets refer to our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. References to our statements of operations refer to our condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020. References to our statements of comprehensive loss refer to our condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2021 and 2020. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant of these estimates include: (i) the underlying cash flows and holding periods used in assessing impairment; (ii) the determination of useful lives for tangible and intangible assets; and (iii) the assessment of the collectability of receivables, including deferred rent receivables. Holding real estate assets over the long term directly decreases the likelihood of recording an impairment loss. If there is a change in the strategy of an asset or market conditions dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material.

In March 2020, the World Health Organization declared a global pandemic related to the novel coronavirus ("COVID-19"). The significance, extent and duration of the impact of COVID-19 on us and our tenants remains largely uncertain and dependent on near-term and future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19, the distribution, effectiveness and willingness of people to take COVID-19 vaccines, the extent and effectiveness of the containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in the area in which we operate. The ultimate adverse impact of COVID-19 is highly uncertain; however, the effects of COVID-19 on us and our tenants have affected estimates used in the preparation of the underlying cash flows used in assessing our long-lived assets for impairment and the assessment of the collectability of receivables from tenants, including deferred rent receivables. We have made what we believe to be appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent these estimates differ from actual results, our consolidated financial statements may be materially affected.

Due to the business disruptions and challenges caused by COVID-19, we have provided rent deferrals and other lease concessions to certain tenants. We have entered into agreements with certain tenants, many of which have been placed on the cash basis of accounting, resulting in the deferral to future periods or abatement of $2.4 million of rent that had been contractually due in the second quarter of 2021. We are negotiating additional rent deferrals and other lease concessions with some of our tenants, which have been considered when establishing credit losses against billed and deferred rent receivables. During 2020, we began recognizing revenue from substantially all co-working tenants and retailers except for grocers, pharmacies, essential businesses and certain national credit tenants on the cash basis of accounting.

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2020-04, Reference Rate Reform ("Topic 848"). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period of March 12, 2020 through December 31, 2022 as reference rate reform activities occur. During the six months ended June 30, 2021, we did not make any elections. During the year ended December 31, 2020, we elected to apply the hedge accounting expedients related to (i) the assertion that our hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future London Interbank Offered Rate ("LIBOR") indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves our past presentation of our derivatives. We will continue to evaluate the impact of the guidance and may apply other elections, as applicable.

3.Dispositions and Assets Held for Sale

Dispositions

In April 2021, we invested cash in and contributed land to two real estate ventures and recognized an $11.3 million gain, which is included in "Gain on sale of real estate" in our statements of operations for the three and six months ended June 30, 2021. See Note 4 for additional information.

In May 2021, we recognized an aggregate gain of $5.2 million from the sale of various assets by our unconsolidated real estate ventures, which is included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations for the three and six months ended June 30, 2021. See Note 4 for additional information.

Assets Held for Sale

The amounts included in "Assets held for sale" in our balance sheets primarily represent the carrying value of real estate. The following is a summary of assets held for sale:

			Total	Assets Held
Assets	Segment	Location	Square Feet (1)	for Sale

			(In thousands)
June 30, 2021
Pen Place (2)	Other	Arlington, Virginia	2,082	$73,876
December 31, 2020
Pen Place (2)	Other	Arlington, Virginia	2,082	$73,876
(1)	Represents estimated or approved potential development density.
(2)	In March 2019, we entered into an agreement for the sale of Pen Place to Amazon, which we expect to close in late 2021.

4.Investments in Unconsolidated Real Estate Ventures

The following is a summary of our investments in unconsolidated real estate ventures:

	Effective
	Ownership
Real Estate Venture Partners	Interest (1)	June 30, 2021	December 31, 2020

		(In thousands)
Prudential Global Investment Management	50.0%	$210,718	$216,939
Landmark	1.8% - 49.0%	66,688	66,724
CBREI Venture	5.0% - 64.0%	60,915	65,190
Canadian Pension Plan Investment Board ("CPPIB")	55.0%	48,622	47,522
J.P. Morgan Global Alternatives ("J.P. Morgan") (2)	50.0%	45,053	—
Berkshire Group	50.0%	51,465	50,649
Brandywine Realty Trust	30.0%	13,686	13,710
Other		623	635
Total investments in unconsolidated real estate ventures (3)		$497,770	$461,369
(1)	Reflects our effective ownership interests in the underlying real estate as of June 30, 2021. We have multiple investments with certain venture partners with varying ownership interests in the underlying real estate.
(2)	J.P. Morgan is the advisor for an institutional investor.
(3)	As of June 30, 2021 and December 31, 2020, our total investments in unconsolidated real estate ventures are greater than the net book value of the underlying assets by $20.0 million and $18.9 million, resulting principally from capitalized interest, partially offset by our zero investment balance in the real estate venture with CPPIB that owns 1101 17th Street.

In April 2021, we entered into two real estate ventures with an institutional investor advised by J.P. Morgan, in which we have 50% ownership interests, to design, develop, manage and own approximately 2.0 million square feet of new mixed-use development located in Potomac Yard, the southern portion of National Landing. Our venture partner contributed a land site that is entitled for 1.3 million square feet of development at Potomac Yard Landbay F, while we contributed adjacent land with over 700,000 square feet of estimated development capacity at Potomac Yard Landbay G. We will also act as pre-developer, developer, property manager and leasing agent for all future commercial and residential properties on the site. We have determined the ventures are VIEs, but we are not the primary beneficiary of the VIEs and, accordingly, we have not consolidated either venture. We recognized an $11.3 million gain on the land contributed to one of the real estate ventures based on the cash received and the remeasurement of our retained interest in the asset, which was included in "Gain on sale of real estate" in our statements of operations for the three and six months ended June 30, 2021. As part of the transaction, our venture partner elected to accelerate the monetization of a 2013 promote interest in the land contributed by it to the ventures. During the three months ended June 30, 2021, the total amount of the promote paid was $17.5 million, of which $4.2 million was paid to certain of our non-employee trustees and certain of our executives.

In May 2021, our unconsolidated real estate venture with Landmark sold Courthouse Metro Land/Courthouse Metro Land – Option ("Courthouse Metro"), two future development assets located in Arlington, Virginia, for $3.0 million, and 5615 Fishers Lane, a future development asset located in Rockville, Maryland, for $6.5 million. In connection with the sales, we recognized our proportionate share of the aggregate gain totaling $3.1 million, which is included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations for the three and six months ended June 30, 2021.

In May 2021, our unconsolidated real estate venture with CBREI Venture sold Fairway Apartments/Fairway Land ("Fairway"), multifamily and future development assets located in Reston, Virginia, for $93.0 million. In connection with the sale, we recognized our proportionate share of the gain of $2.1 million, which is included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations for the three and six months ended June 30, 2021. Additionally, the venture repaid a related mortgage payable of $45.3 million.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $5.9 million and $11.8 million for the three and six months ended June 30, 2021, and $6.3 million and $13.0 million for the three and six months ended June 30, 2020, for such services.

A reconsideration event could cause us to consolidate an unconsolidated real estate venture in the future or deconsolidate a consolidated entity. We evaluate reconsideration events as we become aware of them. Reconsideration events include amendments to real estate venture agreements and changes in our partner's ability to make contributions to the venture. Under certain circumstances, we may purchase our partner's interest.

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted
	Average Effective
	Interest Rate (1)	June 30, 2021	December 31, 2020

		(In thousands)
Variable rate (2)	2.49%	$865,853	$863,617
Fixed rate (3) (4)	4.15%	290,386	323,050
Mortgages payable		1,156,239	1,186,667
Unamortized deferred financing costs		(6,650)	(7,479)
Mortgages payable, net (4)		$1,149,589	$1,179,188
(1)	Weighted average effective interest rate as of June 30, 2021.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(4)	See Note 17 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of the financial information for our unconsolidated real estate ventures:

	June 30, 2021	December 31, 2020

	(In thousands)
Combined balance sheet information:
Real estate, net	$2,262,453	$2,247,384
Other assets, net	270,462	270,516
Total assets	$2,532,915	$2,517,900

Mortgages payable, net	$1,149,589	$1,179,188
Other liabilities, net	132,066	140,304
Total liabilities	1,281,655	1,319,492
Total equity	1,251,260	1,198,408
Total liabilities and equity	$2,532,915	$2,517,900

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Combined income statement information:
Total revenue	$47,864	$45,314	$96,081	$114,893
Operating income (loss) (1)	41,493	(25,232)	43,207	(25,714)
Net income (loss) (1)	33,356	(35,901)	26,830	(54,066)

(1)	Includes the gain from the sale of Courthouse Metro, 5615 Fishers Lane and Fairway totaling $38.1 million during the three and six months ended June 30, 2021. Includes the loss from the sale of Woodglen of $16.4 million during the three and six months ended June 30, 2020.

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

Unconsolidated VIEs

As of June 30, 2021 and December 31, 2020, we had interests in entities deemed to be VIEs. Although we are engaged to act as the managing partner in charge of day-to-day operations of these investees, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. We account for our investment in these entities under the equity method. As of June 30, 2021 and December 31, 2020, the net carrying amount of our investment in these entities was $162.9 million and $116.2 million, which are included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs is included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees. See Note 17 for additional information.

Consolidated VIEs

JBG SMITH LP is our most significant consolidated VIE. We hold 90.9% of the limited partnership interest in JBG SMITH LP, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management. The noncontrolling interests of JBG SMITH LP do not have substantive liquidation rights, substantive kick-out rights without cause, or substantive participating rights that could be exercised by a simple majority of noncontrolling interest limited partners (including by such a limited partner unilaterally). Because the noncontrolling interest holders do not have these rights, JBG SMITH LP is a VIE. As general partner, we have the power to direct the activities of JBG SMITH LP that most significantly affect its economic performance, and through our majority interest, we have both the right to receive benefits from and the obligation to absorb losses of JBG SMITH LP. Accordingly, we are the primary beneficiary of JBG SMITH LP and consolidate it in our financial statements. Because we conduct our business and hold our assets and liabilities through JBG SMITH LP, its total assets and liabilities comprise substantially all of our consolidated assets and liabilities.

Through the structure of the 1900 Crystal Drive transaction we executed in March 2021, we have the ability to facilitate an exchange out of an asset into 1900 Crystal Drive. We leased the land underlying 1900 Crystal Drive located in National Landing to a lessee, which plans to construct an 808-unit multifamily asset comprising two towers with ground floor retail. The ground lessee has engaged us to be the development manager for the construction of 1900 Crystal Drive, and separately, we are the lessee in a master lease of the asset. We have an option to acquire the asset until a specified period after completion. In March 2021, the ground lessee entered into a mortgage loan collateralized by the leasehold interest with a maximum principal balance of $227.0 million and an interest rate of LIBOR plus 3.0% per annum. As of June 30, 2021, no proceeds had been received from the mortgage loan. In connection with the mortgage loan, we have guaranteed the completion of the asset and provided certain carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy). The ground lessee was obligated to invest $17.5 million of equity funding, all of which was funded as of June 30, 2021, and we are obligated to provide the additional project funding through a mezzanine loan to the ground lessee. We determined that 1900 Crystal Drive is a VIE and that we are the primary beneficiary of the VIE. Accordingly, we consolidate the VIE with the lessee's ownership interest shown as "Noncontrolling interests" in our balance sheet. The ground lease, the mezzanine loan and the master lease described above are eliminated in consolidation. As of June 30, 2021, the VIE had total assets and liabilities of $20.3 million and $6.9 million. The assets can only be used to settle the obligations of the VIE, and the liabilities include third-party liabilities of the VIE for which the creditors or beneficial interest holders do not have recourse against us.

6.Other Assets, Net

The following is a summary of other assets, net:

	June 30, 2021	December 31, 2020

	(In thousands)
Deferred leasing costs, net	$119,795	$117,141
Lease intangible assets, net	11,805	15,565
Management and leasing contracts, net	22,560	25,512
Other identified intangible assets	17,090	17,500
Wireless spectrum licenses (1)	25,707	—
Operating lease right-of-use assets	3,398	3,542
Finance lease right-of-use assets	41,782	41,996
Prepaid expenses	10,498	14,000
Deferred financing costs, net	9,971	6,656
Deposits (1)	2,904	28,560
Other	16,846	16,103
Total other assets, net	$282,356	$286,575
(1)	During 2020, we deposited $25.3 million with the Federal Communications Commission in connection with the acquisition of wireless spectrum licenses. In March 2021, we received the licenses. While the licenses are issued for ten years, as long as we act within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that the licenses are indefinite-lived intangible assets.

7.Debt

Mortgages Payable

The following is a summary of mortgages payable:

	Weighted Average
	Effective
	Interest Rate (1)	June 30, 2021	December 31, 2020

		(In thousands)
Variable rate (2)	2.14%	$677,246	$678,346
Fixed rate (3)	4.32%	923,280	925,523
Mortgages payable		1,600,526	1,603,869
Unamortized deferred financing costs and premium / discount, net (4)		(9,383)	(10,131)
Mortgages payable, net		$1,591,143	$1,593,738
(1)	Weighted average effective interest rate as of June 30, 2021.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(4)	As of June 30, 2021, net deferred financing costs related to an unfunded mortgage loan totaling $4.2 million were included in "Other assets, net."

As of June 30, 2021 and December 31, 2020, the net carrying value of real estate collateralizing our mortgages payable totaled $1.7 billion and $1.8 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgages payable are recourse to us. See Note 17 for additional information.

In July 2021, we entered into a mortgage loan with a principal balance of $85.0 million, collateralized by 1225 S. Clark Street. The mortgage loan has a seven-year term and an interest rate of LIBOR plus 1.60% per annum.

As of June 30, 2021 and December 31, 2020, we had various interest rate swap and cap agreements on certain mortgages payable with an aggregate notional value of $1.3 billion. See Note 15 for additional information.

Credit Facility

As of June 30, 2021 and December 31, 2020, our $1.4 billion credit facility consisted of a $1.0 billion revolving credit facility maturing in January 2025, a $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023 and a $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. The following is a summary of amounts outstanding under the credit facility:

	Effective
	Interest Rate (1)	June 30, 2021	December 31, 2020

		(In thousands)
Revolving credit facility (2) (3) (4)	1.15%	$—	$—

Tranche A-1 Term Loan (5)	2.59%	$200,000	$200,000
Tranche A-2 Term Loan (5)	2.49%	200,000	200,000
Unsecured term loans		400,000	400,000
Unamortized deferred financing costs, net		(1,678)	(2,021)
Unsecured term loans, net		$398,322	$397,979
(1)	Effective interest rate as of June 30, 2021.
(2)	As of June 30, 2021 and December 31, 2020, letters of credit with an aggregate face amount of $1.5 million were outstanding under our revolving credit facility.
(3)	As of June 30, 2021 and December 31, 2020, net deferred financing costs related to our revolving credit facility totaling $5.8 million and $6.7 million were included in "Other assets, net."
(4)	The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(5)	As of June 30, 2021 and December 31, 2020, the outstanding balance was fixed by interest rate swap agreements. The interest rate swaps mature concurrently with the respective term loan and provide a weighted average interest rate of 1.39% for the Tranche A-1 Term Loan and 1.34% for the Tranche A-2 Term Loan.

8.Other Liabilities, Net

The following is a summary of other liabilities, net:

	June 30, 2021	December 31, 2020

	(In thousands)
Lease intangible liabilities, net	$9,012	$10,300
Lease assumption liabilities	7,387	10,126
Lease incentive liabilities	14,214	13,913
Liabilities related to operating lease right-of-use assets	9,310	10,752
Liabilities related to finance lease right-of-use assets	40,561	40,221
Prepaid rent	20,030	19,809
Security deposits	18,210	13,654
Environmental liabilities	18,168	18,242
Deferred tax liability, net	6,160	2,509
Dividends payable	—	34,075
Derivative agreements, at fair value	31,865	44,222
Deferred purchase price (1)	19,588	19,479
Other	7,051	10,472
Total other liabilities, net	$201,556	$247,774
(1)	Deferred purchase price associated with the acquisition of the former Americana Hotel site in December 2020.

9.Redeemable Noncontrolling Interests

JBG SMITH LP

OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. During the six months ended June 30, 2021 and 2020, unitholders redeemed 648,752 and 942,940 OP Units, which we elected to redeem for an equivalent number of our common shares. As of June 30, 2021, outstanding OP Units totaled 13.2 million, representing a 9.1% ownership interest in JBG SMITH LP. On our balance sheets, our OP Units and certain vested long-term incentive partnership units ("LTIP Units") are presented at the higher of their redemption value or their carrying value, with such adjustments recognized in "Additional paid-in capital." Redemption value per OP Unit is equivalent to the market value of one of our common shares at the end of the period. In July 2021, unitholders redeemed 99,838 OP Units, which we elected to redeem for an equivalent number of our common shares.

Consolidated Real Estate Venture

We are a partner in a consolidated real estate venture that owns a multifamily asset located in Washington, D.C. Pursuant to the terms of the real estate venture agreement, we will fund all capital contributions until our ownership interest reaches a maximum of 97.0%. Our partner can redeem its interest for cash under certain conditions. As of June 30, 2021, we held a 96.0% ownership interest in the real estate venture.

The following is a summary of the activity of redeemable noncontrolling interests:

	Three Months Ended June 30,
	2021			2020
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance as of the beginning of the period	$545,051	$7,876	$552,927	$496,984	$6,056	$503,040
OP Unit redemptions	(17,761)	—	(17,761)	(4,752)	—	(4,752)
LTIP Units issued in lieu of cash bonuses (1)	797	—	797	450	—	450
Net loss attributable to redeemable noncontrolling interests	(319)	(26)	(345)	(3,443)	(40)	(3,483)
Other comprehensive income (loss)	235	—	235	(182)	—	(182)
Distributions	(3,927)	—	(3,927)	(3,782)	—	(3,782)
Share-based compensation expense	12,807	—	12,807	20,465	—	20,465
Adjustment to redemption value	(712)	618	(94)	(12,673)	—	(12,673)
Balance as of the end of the period	$536,171	$8,468	$544,639	$493,067	$6,016	$499,083

	Six Months Ended June 30,
	2021			2020
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance as of the beginning of the period	$522,882	$7,866	$530,748	$606,699	$6,059	$612,758
OP Unit redemptions	(21,680)	—	(21,680)	(35,878)	—	(35,878)
LTIP Units issued in lieu of cash bonuses (1)	5,614	—	5,614	4,066	—	4,066
Net income (loss) attributable to redeemable noncontrolling interests	(2,516)	(59)	(2,575)	1,810	(43)	1,767
Other comprehensive income (loss)	1,208	—	1,208	(3,755)	—	(3,755)
Distributions	(5,289)	—	(5,289)	(3,782)	—	(3,782)
Share-based compensation expense	25,371	—	25,371	37,246	—	37,246
Adjustment to redemption value	10,581	661	11,242	(113,339)	—	(113,339)
Balance as of the end of the period	$536,171	$8,468	$544,639	$493,067	$6,016	$499,083
(1)	See Note 11 for additional information.

10.Property Rental Revenue

The following is a summary of property rental revenue from our non-cancellable leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Fixed	$112,972	$106,612	$225,221	$217,545
Variable	9,847	8,847	19,839	18,294
Property rental revenue	$122,819	$115,459	$245,060	$235,839

11.Share-Based Payments

LTIP Units and Time-Based LTIP Units

During the six months ended June 30, 2021, certain employees were granted 486,908 LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") with a weighted average grant-date fair value of $29.21 per unit that vest ratably over four years subject to continued employment. Compensation expense for these units is being recognized over a four-year period.

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

The aggregate grant-date fair value of these Time-Based LTIP Units and LTIP Units granted during the six months ended June 30, 2021 was $20.9 million. The LTIP Units were valued based on the closing common share price on the date of grant, less a discount for post-grant restrictions, and the Time-Based LTIP Units were valued using Monte Carlo simulations. The following is a summary of the significant assumptions used to value the Time-Based LTIP Units:

Expected volatility	34.0% to 39%
Risk-free interest rate	0.1% to 0.4%
Post-grant restriction periods	2 to 3 years

Performance-Based LTIP Units

In January 2021, certain employees were granted 627,874 LTIP Units with performance-based vesting requirements ("Performance-Based LTIP Units") with a weighted average grant-date fair value of $15.14 per unit. Our Performance-Based LTIP Units have a three-year performance period. 50% of any Performance-Based LTIP Units that are earned vest at the end of the three-year performance period and the remaining 50% vest on the fourth anniversary of the date of grant, subject to continued employment. If, however, the Performance-Based LTIP Units do not achieve a positive absolute total shareholder return ("TSR") at the end of the three-year performance period, but satisfy the relative performance criteria thereof, 50% of the units that otherwise could have been earned will be forfeited, and the remaining units that are earned will vest if and when we achieve a positive TSR during the succeeding seven years, measured at the end of each quarter. In January 2021, the three-year performance period ended for the Performance-Based LTIP Units granted on February 2, 2018. Based on our relative performance and absolute TSR over the three-year performance period, 100% of the units granted were earned.

The aggregate grant-date fair value of the Performance-Based LTIP Units granted during the six months ended June 30, 2021 was $9.5 million, valued using Monte Carlo simulations. Compensation expense for the Performance-Based

LTIP Units is being recognized over a four-year period. The following is a summary of the significant assumptions used to value the Performance-Based LTIP Units:

Expected volatility	34.0%
Dividend yield	2.6%
Risk-free interest rate	0.2%

Restricted Share Units ("RSUs")

Beginning in 2021, certain non-executive employees were granted RSUs with time-based vesting requirements ("Time-Based RSUs") and RSUs with performance-based vesting requirements ("Performance-Based RSUs") as part of their annual compensation. Vesting requirements and compensation expense recognition for the Time-Based RSUs and the Performance-Based RSUs are identical to those of the Time-Based LTIP Units and Performance-Based LTIP Units. During the six months ended June 30, 2021, we granted 22,194 Time-Based RSUs with a weighted average grant-date fair value of $31.52 per unit, and 13,516 Performance-Based RSUs with a weighted average grant-date fair value of $15.16 per unit.

The aggregate grant-date fair value of the RSUs granted during the six months ended June 30, 2021 was $905,000. The Time-Based RSUs were valued based on the closing common share price on the date of grant and the Performance-Based RSUs were valued using Monte Carlo simulations with the same significant assumptions used to value the Performance-Based LTIP Units above.

ESPP

Pursuant to the ESPP, employees purchased 34,320 common shares for $880,000 during the six months ended June 30, 2021. The following is a summary of the significant assumptions used to value the ESPP common shares using the Black-Scholes model:

Expected volatility	39.0%
Dividend yield	1.5%
Risk-free interest rate	0.1%
Expected life	6 months

Share-Based Compensation Expense

The following is a summary of share-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Time-Based LTIP Units	$4,115	$4,288	$8,495	$7,639
Performance-Based LTIP Units	3,160	6,219	6,399	10,208
LTIP Units	1,091	1,100	1,091	1,100
Other equity awards (1)	1,459	1,590	2,922	3,139
Share-based compensation expense - other	9,825	13,197	18,907	22,086
Formation Awards	718	1,339	1,447	2,598
OP Units (2)	2,192	5,977	4,898	12,618
LTIP Units (2)	73	103	151	215
Special Performance-Based LTIP Units (3)	701	687	1,385	1,358
Special Time-Based LTIP Units (3)	757	752	1,505	1,510
Share-based compensation related to Formation Transaction and special equity awards (4)	4,441	8,858	9,386	18,299
Total share-based compensation expense	14,266	22,055	28,293	40,385
Less amount capitalized	(610)	(1,243)	(1,401)	(2,211)
Share-based compensation expense	$13,656	$20,812	$26,892	$38,174

(1)	Primarily comprising compensation expense for: (i) certain employees who have elected to receive all or a portion of any cash bonus earned in the form of fully vested LTIP Units, (ii) RSUs and (iii) our ESPP.
(2)	Represents share-based compensation expense for LTIP Units and OP Units issued in the Formation Transaction, which are subject to post-Combination employment obligations.
(3)	Represents equity awards issued related to our successful pursuit of Amazon's additional headquarters in National Landing.
(4)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in the accompanying statements of operations.

As of June 30, 2021, we had $45.2 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 1.8 years.

In April 2021, our shareholders approved an amendment to the JBG SMITH 2017 Omnibus Share Plan (the "Plan") to increase the common shares reserved under the Plan by 8.0 million.

July 2021 Grants

On July 29, 2021, certain employees were granted 624,116 Time-Based LTIP Units with an estimated grant-date fair value of $19.8 million and 865,773 Performance-Based LTIP Units with an estimated grant-date fair value of $20.0 million. The Time-Based LTIP Units and Performance-Based LTIP Units vest 50% on the fifth anniversary of the grant date and 25% on each of the sixth and seventh anniversaries of the grant date, subject to continued employment. The Performance-Based LTIP Units earn based on our achievement of four share price targets during the performance period commencing on the first anniversary of the grant date and ending on the sixth anniversary of the grant date.

12.Transaction and Other Costs

The following is a summary of transaction and other costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Demolition costs (1)	$439	$—	$1,447	$—
Integration and severance costs	222	1,351	462	2,660
Completed, potential and pursued transaction expenses	1,609	21	4,051	21
Other (2)	—	—	—	4,000
Transaction and other costs	$2,270	$1,372	$5,960	$6,681
(1)	Related to 2000 South Bell Street and 2001 South Bell Street.
(2)	Related to a charitable commitment to the Washington Housing Conservancy, a non-profit that acquires and owns affordable workforce housing in the Washington, D.C. metropolitan area.

13.Interest Expense

The following is a summary of interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Interest expense before capitalized interest	$16,800	$17,921	$33,466	$34,478
Amortization of deferred financing costs	1,045	779	2,092	1,398
Interest expense related to finance lease right-of-use assets	428	418	854	562
Net unrealized (gain) loss on derivative financial instruments not designated as cash flow hedges	46	17	(87)	(30)
Capitalized interest	(1,546)	(3,365)	(3,256)	(8,633)
Interest expense	$16,773	$15,770	$33,069	$27,775

14.Shareholders' Equity and Earnings Per Common Share

Common Shares Repurchased

In March 2020, our Board of Trustees authorized the repurchase of up to $500 million of our outstanding common shares. During the six months ended June 30, 2021, we repurchased and retired 619,749 common shares for $19.2 million, an average purchase price of $30.96 per share. During the six months ended June 30, 2020, we repurchased and retired 1.4 million common shares for $41.2 million, an average purchase price of $29.01 per share. Since we began the share repurchase program, we have repurchased and retired 4.4 million common shares for $124.0 million, an average purchase price of $28.18 per share.

Earnings (Loss) Per Common Share

The following is a summary of the calculation of basic and diluted earnings (loss) per common share and a reconciliation of the amounts of net income (loss) available to common shareholders used in calculating basic and diluted earnings per common share to net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands, except per share amounts)
Net income (loss)	$(3,318)	$(40,263)	$(27,387)	$7,912
Net (income) loss attributable to redeemable noncontrolling interests	345	3,483	2,575	(1,767)
Net loss attributable to noncontrolling interests	—	—	1,108	—
Net income (loss) attributable to common shareholders	(2,973)	(36,780)	(23,704)	6,145
Distributions to participating securities	(734)	(907)	(734)	(907)
Net income (loss) available to common shareholders - basic and diluted	$(3,707)	$(37,687)	$(24,438)	$5,238

Weighted average number of common shares outstanding - basic and diluted	131,480	133,613	131,510	134,078

Earnings (loss) per common share - basic and diluted	$(0.03)	$(0.28)	$(0.19)	$0.04

The effect of the redemption of OP Units and Time-Based LTIP Units that were outstanding as of June 30, 2021 and 2020 is excluded in the computation of diluted earnings per common share as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings per share). Since OP Units and Time-Based LTIP Units, which are held by noncontrolling interests, are attributed gains at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average OP Unit and Time-Based LTIP Unit impact are excluded from net income (loss) available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted earnings per common share. Performance-Based LTIP Units, Special Performance-Based LTIP Units, Formation Awards and RSUs, which totaled 3.9 million for the three and six months ended June 30, 2021, and 5.2 million and 5.1 million for the three and six months ended June 30, 2020, were excluded from the calculation of diluted earnings per common share as they were antidilutive, but potentially could be dilutive in the future.

July 2021 Dividends

On July 29, 2021, our Board of Trustees declared a quarterly dividend of $0.225 per common share, payable on August 27, 2021 to shareholders of record as of August 13, 2021.

15.Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.

As of June 30, 2021 and December 31, 2020, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized loss on our derivative financial instruments designated as cash flow hedges was $31.4 million and $43.9 million as of June 30, 2021 and December 31, 2020 and was recorded in "Accumulated other comprehensive loss" in our balance sheets, of which a portion was reclassified to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $15.0 million of net unrealized loss as an increase to interest expense.

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

The following is a summary of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
June 30, 2021
Derivative financial instruments designated as cash flow hedges:
Classified as liabilities in "Other liabilities, net"	$31,865	—	$31,865	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	121	—	121	—

December 31, 2020
Derivative financial instruments designated as cash flow hedges:
Classified as liabilities in "Other liabilities, net"	$44,222	—	$44,222	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	35	—	35	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2021 and December 31, 2020, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains and losses included in "Other comprehensive income (loss)" in our statements of comprehensive loss for the three and six months ended June 30, 2021 and 2020 were attributable to the net change in unrealized gains or losses related to the interest rate swaps that were outstanding during those periods, none of which were reported in our statements of operations as the interest rate swaps were documented and qualified as hedging instruments.

Financial Assets and Liabilities Not Measured at Fair Value

As of June 30, 2021 and December 31, 2020, all financial assets and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	June 30, 2021		December 31, 2020
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgages payable	$1,600,526	$1,649,969	$1,603,869	$1,606,470
Unsecured term loans	400,000	400,215	400,000	399,678
(1)	The carrying amount consists of principal only.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Property management fees	$4,776	$4,735	$9,718	$10,759
Asset management fees	2,229	2,375	4,457	5,099
Development fees (1)	4,392	3,048	18,642	5,860
Leasing fees	1,424	794	2,284	2,541
Construction management fees	234	460	406	1,473
Other service revenue	1,790	1,817	3,488	3,452
Third-party real estate services revenue, excluding reimbursements	14,845	13,229	38,995	29,184
Reimbursement revenue (2)	11,900	13,938	25,857	27,699
Third-party real estate services revenue, including reimbursements	26,745	27,167	64,852	56,883
Third-party real estate services expenses	25,557	29,239	54,493	58,053
Third-party real estate services revenue less expenses	$1,188	$(2,072)	$10,359	$(1,170)

(1)	Estimated development fee revenue totaling $55.1 million as of June 30, 2021 is expected to be recognized over the next six years as unsatisfied performance obligations are completed.
(2)	Represents reimbursement of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Management company assets primarily consist of management and leasing contracts with a net book value of $22.6 million and $25.5 million as of June 30, 2021 and December 31, 2020, which are classified in "Other assets, net" in our balance sheets. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

The following is the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Net income (loss) attributable to common shareholders	$(2,973)	$(36,780)	$(23,704)	$6,145
Add:
Depreciation and amortization expense	56,678	52,616	121,404	101,105
General and administrative expense:
Corporate and other	13,895	13,216	26,370	26,392
Third-party real estate services	25,557	29,239	54,493	58,053
Share-based compensation related to Formation Transaction and special equity awards	4,441	8,858	9,386	18,299
Transaction and other costs	2,270	1,372	5,960	6,681
Interest expense	16,773	15,770	33,069	27,775
Loss on extinguishment of debt	—	—	—	33
Income tax expense (benefit)	(5)	(888)	4,310	(3,233)
Net income (loss) attributable to redeemable noncontrolling interests	(345)	(3,483)	(2,575)	1,767
Net loss attributable to noncontrolling interests	—	—	(1,108)	—
Less:
Third-party real estate services, including reimbursements revenue	26,745	27,167	64,852	56,883
Other revenue	1,904	1,516	4,090	3,146
Income (loss) from unconsolidated real estate ventures, net	3,953	(13,485)	3,010	(16,177)
Interest and other income (loss), net	(38)	114	(29)	1,021
Gain on sale of real estate	11,290	—	11,290	59,477
Consolidated NOI	$72,437	$64,608	$144,392	$138,667

The following is a summary of NOI by segment. Items classified in the Other column include future development assets, corporate entities and the elimination of intersegment activity.

	Three Months Ended June 30, 2021
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$92,611	$32,718	$(2,510)	$122,819
Parking revenue	2,959	110	107	3,176
Total property revenue	95,570	32,828	(2,403)	125,995
Property expense:
Property operating	25,112	12,042	(2,154)	35,000
Real estate taxes	12,148	5,065	1,345	18,558
Total property expense	37,260	17,107	(809)	53,558
Consolidated NOI	$58,310	$15,721	$(1,594)	$72,437

	Three Months Ended June 30, 2020
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$85,575	$31,618	$(1,734)	$115,459
Parking revenue	772	38	—	810
Total property revenue	86,347	31,656	(1,734)	116,269
Property expense:
Property operating	24,001	10,705	(914)	33,792
Real estate taxes	12,024	4,694	1,151	17,869
Total property expense	36,025	15,399	237	51,661
Consolidated NOI	$50,322	$16,257	$(1,971)	$64,608

	Six Months Ended June 30, 2021
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$183,214	$65,304	$(3,458)	$245,060
Parking revenue	5,649	175	107	5,931
Total property revenue	188,863	65,479	(3,351)	250,991
Property expense:
Property operating	49,087	24,237	(3,593)	69,731
Real estate taxes	23,920	10,310	2,638	36,868
Total property expense	73,007	34,547	(955)	106,599
Consolidated NOI	$115,856	$30,932	$(2,396)	$144,392

	Six Months Ended June 30, 2020
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$176,773	$64,421	$(5,355)	$235,839
Parking revenue	7,016	175	—	7,191
Total property revenue	183,789	64,596	(5,355)	243,030
Property expense:
Property operating	51,944	21,012	(4,661)	68,295
Real estate taxes	24,396	9,432	2,240	36,068
Total property expense	76,340	30,444	(2,421)	104,363
Consolidated NOI	$107,449	$34,152	$(2,934)	$138,667

The following is a summary of certain balance sheet data by segment:

	Commercial	Multifamily	Other	Total

	(In thousands)
June 30, 2021
Real estate, at cost	$3,532,572	$2,067,402	$386,659	$5,986,633
Investments in unconsolidated real estate ventures	314,610	110,186	72,974	497,770
Total assets (1)	3,466,053	1,772,589	769,569	6,008,211
December 31, 2020
Real estate, at cost	$3,459,171	$2,036,131	$505,329	$6,000,631
Investments in unconsolidated real estate ventures	327,798	108,593	24,978	461,369
Total assets (1)	3,430,509	1,787,718	861,320	6,079,547
(1)	Includes assets held for sale. See Note 3 for additional information.

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

Our debt, consisting of mortgages payable secured by our properties, a revolving credit facility and unsecured term loans, contains customary covenants requiring adequate insurance coverage. Although we believe that we currently have adequate insurance coverage, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance or refinance our properties.

Construction Commitments

As of June 30, 2021, we had assets under construction that will, based on our current plans and estimates, require an additional $330.7 million to complete, which we anticipate will be primarily expended over the next three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, issuance and sale of securities, and available cash.

Environmental Matters

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the assets. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $18.2 million as of June 30, 2021 and December 31, 2020 and are included in "Other liabilities, net" in our balance sheets.

Other

As of June 30, 2021, we had committed tenant-related obligations totaling $68.9 million ($65.0 million related to our consolidated entities and $3.9 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

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

As of June 30, 2021, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $62.7 million. As of June 30, 2021, we had no principal payment guarantees related to our unconsolidated real estate ventures.

Additionally, with respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of June 30, 2021, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

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

We launched the WHI with the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. We are the manager for the WHI Impact Pool, which is the social impact debt financing vehicle of the WHI. As of June 30, 2021, the WHI Impact Pool had completed closings of capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million. As of June 30, 2021, our remaining commitment was $8.3 million.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds and the WHI Impact Pool was $5.8 million and $11.6 million for the three and six months ended June 30, 2021, and $4.7 million and $12.7 million for the three and six months ended June 30, 2020. As of June 30, 2021 and December 31, 2020, we had receivables from the JBG Legacy Funds and the WHI Impact Pool totaling $2.8 million and $7.5 million for such services.

We rented our former corporate offices from an unconsolidated real estate venture and made payments totaling $495,000 and $766,000 for the three and six months ended June 30, 2021, and $2.4 million and $3.7 million for the three and six months ended June 30, 2020.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $4.1 million and $8.5 million during the three and six months ended June 30, 2021, and $3.3 million and $8.6 million for the three and six months ended June 30, 2020, which is included in "Property operating expenses" in our statements of operations.

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

One of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effect of the current pandemic of the novel coronavirus ("COVID-19") on our financial condition, results of operations, cash flows, performance, tenants, the real estate market, and the global economy and financial markets. The significance, extent and duration of the impact of COVID-19 on us and our tenants remains largely uncertain and dependent on near-term and future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19, the distribution, effectiveness and willingness of people to take COVID-19 vaccines, the extent and effectiveness of the containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in the area in which we operate. Moreover, investors are cautioned to interpret many of the risks identified under the section titled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of June 30, 2021 and December 31, 2020, and for the three and six months ended June 30, 2021 and 2020. References to our balance sheets refer to our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. References to our statements of operations refer to our condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020.

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

Overview

As of June 30, 2021, our Operating Portfolio consisted of 64 operating assets comprising 43 commercial assets totaling 13.3 million square feet (11.4 million square feet at our share) and 21 multifamily assets totaling 7,776 units (6,125 units at our share). Additionally, we have: (i) one under-construction multifamily asset with 808 units (808 units at our share); (ii) 11 near-term development assets totaling 5.2 million square feet (5.0 million square feet at our share) of estimated potential development density; and (iii) 26 future development assets totaling 14.7 million square feet (11.9 million square feet at our share) of estimated potential development density.

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

In November 2018, Amazon announced it had selected sites that we own in National Landing as the location of its new headquarters. We currently have leases with Amazon totaling approximately 1.0 million square feet at six office buildings in National Landing, including approximately 167,000 square feet leased during the second quarter of 2021. In March 2019, we executed purchase and sale agreements with Amazon for two of our National Landing development sites, Metropolitan Park and Pen Place, which will serve as the initial phase of construction associated with Amazon's new headquarters at National Landing. In January 2020, we sold Metropolitan Park to Amazon for $155.0 million and began constructing two new office buildings thereon, totaling 2.1 million square feet, inclusive of over 50,000 square feet of street-level retail with new shops and restaurants. We are the developer, property manager and retail leasing agent for Amazon's new headquarters at National Landing.

2021 Outlook

A fundamental component of our strategy to maximizing long-term net asset value per share is active capital allocation. Since our inception in 2017, we have completed the sale, recapitalization and ground lease of $1.6 billion of primarily office assets, and we intend to opportunistically sell at least another $1.5 billion of non-core office assets and land. We are currently targeting dispositions primarily of office assets in submarkets where we have less concentration and where we anticipate lower growth rates going forward relative to other opportunities within our portfolio. Additionally, we may market select land assets where ground lease or joint venture execution may represent the clearest path to maximizing value. Redeploying the proceeds from any such sales and recapitalizations will not only help fund our planned growth but will also further advance the strategic shift of our portfolio to majority multifamily.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, a National Emergency was declared in the United States in response to COVID-19. The efforts made by federal, state and local governments to mitigate the spread of COVID-19 included orders requiring the temporary closure of or imposed limitations on the operations of certain non-essential businesses, which adversely affected many tenants, especially tenants in the retail industry. While many of these restrictions have been removed, it is difficult to determine the long-term impact of COVID-19 on our business, and we expect it to continue to negatively impact our operations in 2021.

The pandemic continues to evolve daily, and while we are optimistic about the future, given the rapid rise of new COVID-19 infections and the higher transmissibility of new variants, we remain cautious about the medium-term implications for office assets. Vacancy is still at record highs across the region, and most companies are still not fully back in the office. While we have seen an increase in leasing activity in our portfolio this quarter, occupancy of our in-service commercial portfolio declined by 250 basis points from March 31, 2021. Although parking revenue remained relatively flat during the three months ended June 30, 2021 as compared to the same period in 2020, parking revenue in our commercial portfolio was approximately 50% below pre-pandemic levels of approximately $30 million annually.

We are seeing improvements in our multifamily portfolio, with a 140 basis point increase in the occupancy of our in-service operating multifamily portfolio from March 31, 2021. While rents have not yet recovered to pre-pandemic levels, we are seeing an increase in market rents due to increased demand and limited new supply.

Due to the business disruptions and challenges caused by COVID-19, we provided rent deferrals and other lease concessions primarily to retail tenants. We have entered into agreements with certain tenants, many of which have been placed on the cash basis of accounting, resulting in the deferral to future periods or abatement of $2.4 million of rent that had been contractually due in the second quarter of 2021. We are negotiating additional rent deferrals and other lease concessions with some of our tenants, which have been considered when establishing credit losses against billed and deferred rent receivables. During 2020, we began recognizing revenue from substantially all co-working tenants and retailers except for grocers, pharmacies, essential businesses and certain national credit tenants on the cash basis of accounting. With 95% of our retail tenants now open for business, we expect the need to enter into additional deferrals to decrease as we enter the fall unless new restrictions are imposed.

The significance, extent and duration of the impact of COVID-19 on our business remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time. These developments include: the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the continued speed of the vaccine distribution, the effectiveness and willingness of people to take COVID-19 vaccines, the duration of associated immunity and the efficacy of vaccines against variants of COVID-19, the extent and effectiveness of other containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate, as containment measures continue to be lifted, and whether the residential market in the Washington, D.C. region and any of our properties will be materially impacted by the moratoriums on residential evictions, among others. These uncertainties make it difficult to predict operating results for our business for 2021. Therefore, we could experience material declines in revenue, net income, NOI and/or Funds from Operations ("FFO"). For more information, see "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Operating Results

Key highlights for the three and six months ended June 30, 2021 included:

●	net loss attributable to common shareholders of $3.0 million, or $0.03 per diluted common share, for the three months ended June 30, 2021 compared to $36.8 million, or $0.28 per diluted common share, for the three months ended June 30, 2020. Net loss attributable to common shareholders of $23.7 million, or $0.19 per diluted common share, for the six months ended June 30, 2021 compared to net income attributable to common shareholders of $6.1 million, or $0.04 per diluted common share, for the six months ended June 30, 2020. Net income attributable to common shareholders for the six months ended June 30, 2021 and 2020 included a gain on the sale of real estate of $11.3 million and $59.5 million;
●	third-party real estate services revenue, including reimbursements, of $26.7 million and $64.9 million for the three and six months ended June 30, 2021 compared to $27.2 million and $56.9 million for the three and six months ended June 30, 2020;
●	operating commercial portfolio leased and occupied percentages at our share of 85.9% and 84.4% as of June 30, 2021 compared to 87.3% and 86.9% as of March 31, 2021, and 90.4% and 88.1% as of June 30, 2020;
●	operating multifamily portfolio leased and occupied percentages at our share of 91.6% and 86.3% as of June 30, 2021 compared to 91.0% and 85.9% as of March 31, 2021, and 85.8% and 82.3% as of June 30, 2020. The in-service operating multifamily portfolio was 95.0% leased and 89.8% occupied as of June 30, 2021, compared to 92.3% leased and 88.4% occupied as of March 31, 2021, and 93.3% leased and 90.2% occupied as of June 30, 2020;
●	the leasing of 722,000 square feet, or 715,000 square feet at our share, at an initial rent (1) of $44.96 per square foot and a GAAP-basis weighted average rent per square foot (2) of $43.98 for the three months ended June 30, 2021, and the leasing of 1.1 million square feet on a consolidated basis and at our share, at an initial rent (1) of $46.19 per square foot and a GAAP-basis weighted average rent per square foot (2) of $45.38 for the six months ended June 30, 2021; and
●	an increase in same store (3) NOI of 0.4% to $76.5 million for the three months ended June 30, 2021 compared to $76.1 million for the three months ended June 30, 2020, and a decrease in same store (3) NOI of 4.6% to $152.2 million for the six months ended June 30, 2021 compared to $159.5 million for the six months ended June 30, 2020.
(1)	Represents the cash basis weighted average starting rent per square foot at our share, which excludes free rent and fixed escalations.
(2)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations.
(3)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the six months ended June 30, 2021 included:

●	the leasing of the land underlying 1900 Crystal Drive located in National Landing to a lessee, which plans to construct an 808-unit multifamily asset comprising two towers with ground floor retail. Through the structure of the 1900 Crystal Drive transaction, we have the ability to facilitate an exchange out of an asset into 1900 Crystal Drive. The ground lessee has engaged us to be the development manager for the construction of 1900 Crystal Drive, and separately, we are the lessee in a master lease of the asset. We have an option to acquire the asset until a specified period after completion. See Note 5 to the financial statements for additional information;
●	an investment in two real estate ventures, in which we have 50% ownership interests, to design, develop, manage and own approximately 2.0 million square feet of new mixed-use development located in Potomac Yard, the southern portion of National Landing. We recognized an $11.3 million gain on the land contributed to one of the real estate ventures based on the cash received and the remeasurement of our retained interest in the asset. See Note 4 to the financial statements for additional information;
●	recognition of an aggregate gain of $5.2 million from the sale of various assets by our unconsolidated real estate ventures. See Note 4 to the financial statements for additional information;
●	the payment of dividends to our common shareholders totaling $59.2 million and distributions to our noncontrolling interests of $9.7 million;
●	the repurchase and retirement of 619,749 of our common shares for $19.2 million, an average purchase price of $30.96 per share; and
●	the investment of $67.4 million in development, construction in progress and real estate additions.

Activity subsequent to June 30, 2021 included:

●	the declaration of a quarterly dividend of $0.225 per common share, payable on August 27, 2021 to shareholders of record as of August 13, 2021; and
●	a new mortgage loan with a principal balance of $85.0 million, collateralized by 1225 S. Clark Street. The mortgage loan has a seven-year term and an interest rate of LIBOR plus 1.60% per annum.

Critical Accounting Policies and Estimates

Our Annual Report on Form 10-K for the year ended December 31, 2020 contains a description of our critical accounting policies, including asset acquisitions and business combinations, real estate, investments in real estate ventures, revenue recognition and share-based compensation. There have been no significant changes to our policies during the six months ended June 30, 2021.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of recent accounting pronouncements.

Results of Operations

In January 2020, we sold Metropolitan Park. In December 2020, we acquired the Americana Portfolio, which consists of a 1.4-acre future development parcel in National Landing that was formerly occupied by the Americana Hotel and three other parcels. In April 2021, we contributed Potomac Yard Landbay G to an unconsolidated real estate venture.

Comparison of the Three Months Ended June 30, 2021 to 2020

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended June 30, 2021 compared to the same period in 2020:

	Three Months Ended June 30,
	2021	2020	% Change

	(Dollars in thousands)
Property rental revenue	$122,819	$115,459	6.4%
Third-party real estate services revenue, including reimbursements	26,745	27,167	(1.6)%
Depreciation and amortization expense	56,678	52,616	7.7%
Property operating expense	35,000	33,792	3.6%
Real estate taxes expense	18,558	17,869	3.9%
General and administrative expense:
Corporate and other	13,895	13,216	5.1%
Third-party real estate services	25,557	29,239	(12.6)%
Share-based compensation related to Formation Transaction and special equity awards	4,441	8,858	(49.9)%
Transaction and other costs	2,270	1,372	65.5%
Income (loss) from unconsolidated real estate ventures, net	3,953	(13,485)	(129.3)%
Interest expense	16,773	15,770	6.4%
Gain on sale of real estate	11,290	—	N/A

Property rental revenue increased by approximately $7.4 million, or 6.4%, to $122.8 million in 2021 from $115.5 million in 2020. The increase was primarily due to (i) a $4.6 million increase related to the deferral of rent and the write-off of deferred rent receivables for tenants that were placed on the cash basis of accounting in 2020 and a decrease in uncollectable operating lease receivables attributable to COVID-19 in 2021, (ii) a $4.2 million increase related to 4747 Bethesda Avenue, West Half, The Wren, 900 W Street and 901 W Street as these properties placed additional space into service, (iii) a $2.7 million increase related to 1770 Crystal Drive, which was placed into service in the fourth quarter of 2020, and (iv) a $1.5 million increase related to the commencement of leases with Amazon at 2100 Crystal Drive and 2200 Crystal Drive. The increase in property rental revenue was partially offset by a $3.4 million decrease related to the Universal Buildings and RTC-West due to lower occupancy and a $1.7 million decrease related to RiverHouse Apartments and The Bartlett due to increased rent concessions and lower market rents.

Third-party real estate services revenue, including reimbursements, decreased by approximately $422,000, or 1.6%, to $26.7 million in 2021 from $27.2 million in 2020. The decrease was primarily due to a $2.0 million decrease in reimbursements revenue related to tenant services projects, partially offset by a $1.3 million increase in development fee revenue primarily related to the timing of development projects.

Depreciation and amortization expense increased by approximately $4.1 million, or 7.7%, to $56.7 million in 2021 from $52.6 million in 2020. The increase was primarily due to a $2.2 million increase related to 4747 Bethesda Avenue, West Half, The Wren, 900 W Street and 901 W Street as these properties placed additional space into service, a $2.0 million increase related to 2345 Crystal Drive due to an increase in tenant improvements and an $801,000 increase due to 1770 Crystal Drive being placed into service. The increase in depreciation and amortization expense was partially offset by a $1.1 million decrease at 7200 Wisconsin Avenue due to the disposal of a tenant improvement in 2020.

Property operating expense increased by approximately $1.2 million, or 3.6%, to $35.0 million in 2021 from $33.8 million in 2020. The increase was primarily due to a $1.6 million increase related to 2451 Crystal Drive for costs incurred for construction management services provided to tenants and a $1.1 million increase related to 4747 Bethesda Avenue, West Half, The Wren and 900 W Street as these properties placed additional space into service. The increase in property operating expense was partially offset by a $674,000 decrease related to 1901 South Bell Street due to costs incurred in 2020 for construction management services provided to tenants and a $567,000 decrease related to the Crystal City Marriott as the property incurred higher costs due to COVID-19 in 2020.

Real estate tax expense increased by approximately $689,000, or 3.9%, to $18.6 million in 2021 from $17.9 million in 2020. The increase was primarily due to a $641,000 increase at 4747 Bethesda Avenue, The Wren, 900 W Street and 901 W Street as these properties placed additional space into service.

General and administrative expense: corporate and other increased by approximately $679,000, or 5.1%, to $13.9 million in 2021 from $13.2 million in 2020. The increase was primarily due to increases in employee compensation and consulting costs, partially offset by declines in share-based compensation expense and temporary staffing costs.

General and administrative expense: third-party real estate services decreased by approximately $3.7 million, or 12.6%, to $25.6 million in 2021 from $29.2 million in 2020. The decrease was primarily due to a decrease in reimbursable expenses related to tenant services projects.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by approximately $4.4 million, or 49.9%, to $4.4 million in 2021 from $8.9 million in 2020. The decrease was primarily due to the graded vesting of certain awards issued in prior years, which resulted in lower expense as portions of the awards vested.

Transaction and other costs of $2.3 million in 2021 includes $1.6 million of expenses related to completed, potential and pursued transactions, $439,000 of demolition costs related to 2000 South Bell Street and 2001 South Bell Street, and $222,000 of integration and severance costs. Transaction and other costs of $1.4 million in 2020 consist primarily of integration and severance costs.

Income from unconsolidated real estate ventures increased by approximately $17.4 million, or 129.3%, to $4.0 million for 2021 from a loss of $13.5 million in 2020. The increase was primarily due to (i) a $6.5 million impairment charge recognized in 2020 related to our investment in a venture that owned The Marriott Wardman Park hotel, and to losses incurred from the hotel’s COVID-19 related closure and (ii) an aggregate gain of $5.2 million from the sale of various assets by our real estate ventures in 2021 as compared to a $3.0 million loss from the sale of Woodglen in 2020.

Interest expense increased by approximately $1.0 million, or 6.4%, to $16.8 million in 2021 from $15.8 million in 2020. The increase was primarily due to a $1.8 million decrease in capitalized interest primarily due to the placing of additional space into service at 4747 Bethesda Avenue, West Half, The Wren, 901 W Street and 1770 Crystal Drive. The increase was also due to higher average outstanding balances under our mortgage loans. The increase in interest expense was partially offset by a lower outstanding balance under our revolving credit facility.

Gain on the sale of real estate of $11.3 million in 2021 was based on the cash received and the remeasurement of our retained interest in the land we contributed to one of our unconsolidated real estate ventures. See Note 4 to the financial statements for additional information.

Comparison of the Six Months Ended June 30, 2021 to 2020

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the six months ended June 30, 2021 compared to the same period in 2020:

	Six Months Ended June 30,
	2021	2020	% Change

	(Dollars in thousands)
Property rental revenue	$245,060	$235,839	3.9%
Third-party real estate services revenue, including reimbursements	64,852	56,883	14.0%
Depreciation and amortization expense	121,404	101,105	20.1%
Property operating expense	69,731	68,295	2.1%
Real estate taxes expense	36,868	36,068	2.2%
General and administrative expense:
Corporate and other	26,370	26,392	(0.1)%
Third-party real estate services	54,493	58,053	(6.1)%
Share-based compensation related to Formation Transaction and special equity awards	9,386	18,299	(48.7)%
Transaction and other costs	5,960	6,681	(10.8)%
Income (loss) from unconsolidated real estate ventures, net	3,010	(16,177)	(118.6)%
Interest expense	33,069	27,775	19.1%
Gain on sale of real estate	11,290	59,477	(81.0)%

Property rental revenue increased by approximately $9.2 million, or 3.9%, to $245.1 million in 2021 from $235.8 million in 2020. The increase was primarily due to (i) an $8.1 million increase related to 4747 Bethesda Avenue, West Half, The Wren, 900 W Street and 901 W Street as these properties placed additional space into service, (ii) a $6.1 million increase due to the deferral of rent and the write-off of deferred rent receivable for tenants that were placed on the cash basis of accounting in 2020 and a decrease in uncollectable operating lease receivables attributable to COVID-19 and (iii) a $4.8 million increase as 1770 Crystal Drive was placed into service in the fourth quarter of 2020. The increase in property rental revenue was partially offset by a $6.1 million decrease related to the Universal Buildings and RTC-West due to lower occupancy and a $3.5 million decrease related to RiverHouse Apartments and The Bartlett due to increased rent concessions and lower market rents.

Third-party real estate services revenue, including reimbursements, increased by approximately $8.0 million, or 14.0%, to $64.9 million in 2021 from $56.9 million in 2020. The increase was primarily due to a $12.8 million increase in development fees related to the timing of development projects. The increase in third-party real estate services revenue was partially offset by a $1.8 million decrease in reimbursements revenue related to tenant services projects, a $1.7 million decrease in property and asset management fees due to the sale of assets within the JBG Legacy Funds and a $1.1 million decrease in construction management fees due to the timing of construction projects.

Depreciation and amortization expense increased by approximately $20.3 million, or 20.1%, to $121.4 million in 2021 from $101.1 million in 2020. The increase was primarily due to a $7.0 million increase related to the Universal Buildings due to the write-off of certain tenant improvements, a $6.5 million increase related to 4747 Bethesda Avenue, West Half, The Wren, 900 W Street and 901 W Street as these properties placed additional space into service, a $4.1 million increase related to 2345 Crystal Drive due to an increase in tenant improvements, a $1.6 million increase due to 1770 Crystal Drive being placed into service and a $1.4 million increase related to RTC-West due to the acceleration of depreciation of certain assets.

Property operating expense increased by approximately $1.4 million, or 2.1%, to $69.7 million in 2021 from $68.3 million in 2020. The increase was primarily due to (i) a $2.4 million increase related to 4747 Bethesda Avenue, West Half, The Wren, 900 W Street and 901 W Street as these properties placed additional space into service, (ii) a $1.6 million increase related to 2451 Crystal Drive due to costs incurred for construction management services provided to tenants and (iii) a $990,000 increase in ground rent expense related to Courthouse Plaza 1 and 2. The increase in property operating expense was partially offset by a $3.7 million decrease related to 1901 South Bell Street and 1235 S. Clark Street due to costs incurred in 2020 for construction management services provided to tenants.

Real estate tax expense increased by approximately $800,000, or 2.2%, to $36.9 million in 2021 from $36.1 million in 2020. The increase was primarily due to a $1.3 million increase at 4747 Bethesda Avenue, The Wren and 901 W Street as these properties placed additional space into service and an increase of $356,000 due to 1770 Crystal Drive being placed into service, partially offset by a decrease in real estate tax assessments for various properties located in National Landing.

General and administrative expense: corporate and other decreased by approximately $22,000, or 0.1%, to $26.4 million in 2021. The decrease was primarily due to a decline in share-based compensation expense, temporary staffing, marketing, and travel and entertainment expense, partially offset by an increase in employee compensation costs and consulting expenses.

General and administrative expense: third-party real estate services decreased by approximately $3.6 million, or 6.1%, to $54.5 million in 2021 from $58.1 million in 2020. This decrease was primarily due to a decrease in reimbursable expenses related to tenant services projects and a decrease in share-based compensation expense.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by approximately $8.9 million, or 48.7%, to $9.4 million in 2021 from $18.3 million in 2020. The decrease was primarily due to the graded vesting of certain awards issued in prior years, which resulted in lower expense as portions of the awards vested.

Transaction and other costs of $6.0 million in 2021 includes $4.1 million of expenses related to completed, potential and pursued transactions, $1.4 million of demolition costs related to 2000 South Bell Street and 2001 South Bell Street and $462,000 of integration and severance costs. Transaction and other costs of $6.7 million in 2020 primarily includes $4.0 million of costs related to a charitable commitment to the Washington Housing Conservancy, a non-profit that acquires and owns affordable workforce housing in the Washington, D.C. metropolitan area, and $2.7 million of integration and severance costs.

Income from unconsolidated real estate ventures increased by approximately $19.2 million, or 118.6%, to $3.0 million for 2021 from a loss of $16.2 million in 2020. The increase was primarily due to (i) a $6.5 million impairment charge recognized in 2020 related to our investment in a venture that owned The Marriott Wardman Park hotel, and $2.1 million for losses incurred from its COVID-19 related closure and (ii) an aggregate gain of $5.2 million from the sale of various assets by our real estate ventures in 2021 as compared to a $3.0 million loss from the sale of Woodglen in 2020.

Interest expense increased by approximately $5.3 million, or 19.1%, to $33.1 million in 2021 from $27.8 million in 2020. The increase was primarily due to a $5.4 million decrease in capitalized interest primarily due to the placing of additional space into service at 4747 Bethesda Avenue, West Half, The Wren, 901 W Street and 1770 Crystal Drive. The increase was also due to higher average outstanding balances under our unsecured term loans and mortgage loans. The increase in interest expense was partially offset by a lower outstanding balance under our revolving credit facility.

Gain on the sale of real estate of $11.3 million in 2021 was based on the cash received and the remeasurement of our retained interest in the land we contributed to one of our unconsolidated real estate ventures. See Note 4 to the financial statements for additional information. Gain on the sale of real estate of $59.5 million in 2020 was due to the sale of Metropolitan Park.

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

The following is the reconciliation of net income (loss) attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Net income (loss) attributable to common shareholders	$(2,973)	$(36,780)	$(23,704)	$6,145
Net income (loss) attributable to redeemable noncontrolling interests	(345)	(3,483)	(2,575)	1,767
Net loss attributable to noncontrolling interests	—	—	(1,108)	—
Net income (loss)	(3,318)	(40,263)	(27,387)	7,912
Gain on sale of real estate	(11,290)	—	(11,290)	(59,477)
(Gain) loss on sale from unconsolidated real estate ventures	(5,189)	2,952	(5,189)	2,952
Real estate depreciation and amortization	54,475	49,924	116,975	95,586
Impairment of investment in unconsolidated real estate venture (1)	—	6,522	—	6,522
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	7,277	7,498	14,588	14,380
FFO attributable to noncontrolling interests	(41)	(6)	1,030	(3)
FFO attributable to OP Units	41,914	26,627	88,727	67,872
FFO attributable to redeemable noncontrolling interests	(4,054)	(2,911)	(8,539)	(7,408)
FFO attributable to common shareholders	$37,860	$23,716	$80,188	$60,464
(1)	During the second quarter of 2020, we determined that our investment in the venture that owns The Marriott Wardman Park hotel was impaired due to a decline in the fair value of the underlying asset and recorded an impairment charge of $6.5 million, reducing the net book value of our investment to zero, and we suspended equity loss recognition for the venture after June 30, 2020. On October 1, 2020, we transferred our interest in this venture to our former venture partner.

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

During the three months ended June 30, 2021, our same store pool remained at 56 properties due to the inclusion of the commercial portion of 2221 S. Clark Street, which was bifurcated from the multifamily portion of the building, and the exclusion of Fairway Apartments, which was sold by an unconsolidated real estate venture during the second quarter of 2021. During the six months ended June 30, 2021, our same store pool increased from 52 properties to 56 properties due to the inclusion of 1800 South Bell Street, 500 L'Enfant Plaza, F1RST Residences, 1221 Van Street and the commercial portion of 2221 S. Clark Street and the exclusion of Fairway Apartments. Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under-construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same store NOI increased by $336,000, or 0.4%, to $76.5 million for the three months ended June 30, 2021 from $76.1 million in the same period in 2020. The increase was largely attributable to a decrease in uncollectable operating lease receivables and rent deferrals, partially offset by lower occupancy in our commercial portfolio, and lower rents and higher concessions in our multifamily portfolio.

Same store NOI decreased $7.3 million, or 4.6%, to $152.2 million for the six months ended June 30, 2021 from $159.5 million for the same period in 2020. The decrease was substantially attributable to COVID-19, which commenced at the end of the first quarter of 2020, including (i) higher concessions, lower rents and higher operating costs in our multifamily portfolio and (ii) lower occupancy and a decline in parking revenue in our commercial portfolio. The decline was partially offset by a decrease in rent deferrals and uncollectable operating lease receivables related to tenants impacted by COVID-19, the burn-off of rent abatements and a decrease in cleaning expenses across our commercial portfolio.

The following is the reconciliation of net income (loss) attributable to common shareholders to NOI and same store NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Net income (loss) attributable to common shareholders	$(2,973)	$(36,780)	$(23,704)	$6,145
Add:
Depreciation and amortization expense	56,678	52,616	121,404	101,105
General and administrative expense:
Corporate and other	13,895	13,216	26,370	26,392
Third-party real estate services	25,557	29,239	54,493	58,053
Share-based compensation related to Formation Transaction and special equity awards	4,441	8,858	9,386	18,299
Transaction and other costs	2,270	1,372	5,960	6,681
Interest expense	16,773	15,770	33,069	27,775
Loss on extinguishment of debt	—	—	—	33
Income tax expense (benefit)	(5)	(888)	4,310	(3,233)
Net income (loss) attributable to redeemable noncontrolling interests	(345)	(3,483)	(2,575)	1,767
Net loss attributable to noncontrolling interests	—	—	(1,108)	—
Less:
Third-party real estate services, including reimbursements revenue	26,745	27,167	64,852	56,883
Other revenue	1,904	1,516	4,090	3,146
Income (loss) from unconsolidated real estate ventures, net	3,953	(13,485)	3,010	(16,177)
Interest and other income (loss), net	(38)	114	(29)	1,021
Gain on sale of real estate	11,290	—	11,290	59,477
Consolidated NOI	72,437	64,608	144,392	138,667
NOI attributable to unconsolidated real estate ventures at our share	8,109	7,495	15,613	16,073
Non-cash rent adjustments (1)	(4,088)	(1,419)	(8,853)	(4,964)
Other adjustments (2)	5,191	3,516	9,933	6,330
Total adjustments	9,212	9,592	16,693	17,439
NOI	81,649	74,200	161,085	156,106
Less: out-of-service NOI loss (3)	(1,329)	(1,475)	(2,619)	(2,857)
Operating Portfolio NOI	82,978	75,675	163,704	158,963
Non-same store NOI (4)	6,527	(440)	11,490	(567)
Same store NOI (5)	$76,451	$76,115	$152,214	$159,530

Change in same store NOI	0.4%		(4.6)%
Number of properties in same store pool	56		56
(1)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.
(2)	Adjustment to include other revenue and payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue and allocated corporate general and administrative expenses to operating properties.
(3)	Includes the results of our under-construction assets, and near-term and future development pipelines.
(4)	Includes the results of properties that were not in-service for the entirety of both periods being compared and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(5)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Property management fees	$4,776	$4,735	$9,718	$10,759
Asset management fees	2,229	2,375	4,457	5,099
Development fees (1)	4,392	3,048	18,642	5,860
Leasing fees	1,424	794	2,284	2,541
Construction management fees	234	460	406	1,473
Other service revenue	1,790	1,817	3,488	3,452
Third-party real estate services revenue, excluding reimbursements	14,845	13,229	38,995	29,184
Reimbursement revenue (2)	11,900	13,938	25,857	27,699
Third-party real estate services revenue, including reimbursements	26,745	27,167	64,852	56,883
Third-party real estate services expenses	25,557	29,239	54,493	58,053
Third-party real estate services revenue less expenses	$1,188	$(2,072)	$10,359	$(1,170)
(1)	Estimated development fee revenue totaling $55.1 million as of June 30, 2021 is expected to be recognized over the next six years as unsatisfied performance obligations are completed.
(2)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Third-party real estate services revenue, including reimbursements, decreased by approximately $422,000, or 1.6%, to $26.7 million for the three months ended June 30, 2021 from $27.2 million for the same period in 2020. The decrease was primarily due to a $2.0 million decrease in reimbursements revenue related to tenant services projects, partially offset by a $1.3 million increase in development fee revenue primarily related to the timing of development projects. Third-party real estate services revenue, including reimbursements, increased by approximately $8.0 million, or 14.0%, to $64.9 million for the six months ended June 30, 2021 from $56.9 million for the same period in 2020. The increase was primarily due to a $12.8 million increase in development fees related to the timing of development projects. The increase in third-party real estate services revenue was partially offset by a $1.8 million decrease in reimbursements revenue related to tenant services projects, a $1.7 million decrease in property and asset management fees due to the sale of assets within the JBG Legacy Funds and a $1.1 million decrease in construction management fees due to the timing of construction projects.

Third-party real estate services expenses decreased by approximately $3.7 million, or 12.6%, to $25.6 million for the three months ended June 30, 2021 from $29.2 million for the same period in 2020. The decrease was primarily due to a decrease in reimbursable expenses related to tenant services projects. Third-party real estate services expenses decreased by approximately $3.6 million, or 6.1%, to $54.5 million for the six months ended June 30, 2021 from $58.1 million in 2020. This decrease was primarily due to a decrease in reimbursable expenses related to tenant services projects and a decrease in share-based compensation expense.

Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

Property revenue is calculated as property rental revenue plus parking revenue. Property expense is calculated as property operating expenses plus real estate taxes. Consolidated NOI is calculated as property revenue less property expense. See Note 16 to the financial statements for the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI for the three and six months ended June 30, 2021 and 2020. The following is a summary of NOI by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Property revenue:
Commercial	$95,570	$86,347	$188,863	$183,789
Multifamily	32,828	31,656	65,479	64,596
Other (1)	(2,403)	(1,734)	(3,351)	(5,355)
Total property revenue	125,995	116,269	250,991	243,030

Property expense:
Commercial	37,260	36,025	73,007	76,340
Multifamily	17,107	15,399	34,547	30,444
Other (1)	(809)	237	(955)	(2,421)
Total property expense	53,558	51,661	106,599	104,363

Consolidated NOI:
Commercial	58,310	50,322	115,856	107,449
Multifamily	15,721	16,257	30,932	34,152
Other (1)	(1,594)	(1,971)	(2,396)	(2,934)
Consolidated NOI	$72,437	$64,608	$144,392	$138,667
(1)	Includes activity related to future development assets and corporate entities and the elimination of intersegment activity.

Comparison of the Three Months Ended June 30, 2021 to 2020

Commercial: Property rental revenue increased by $9.2 million, or 10.7%, to $95.6 million in 2021 from $86.3 million in 2020. Consolidated NOI increased by $8.0 million, or 15.9%, to $58.3 million in 2021 from $50.3 million in 2020. The increase in property revenue and consolidated NOI was due to (i) a decline in rent deferrals and uncollectable operating lease receivables related to tenants impacted by COVID-19, (ii) increases related to 4747 Bethesda Avenue and 1770 Crystal Drive as these properties were placed into service, and (iii) increases related to 2100 Crystal Drive, 2200 Crystal Drive, 1225 South Clark Street and 2345 Crystal Drive due to higher occupancy. These increases were partially offset by a decrease related to the Universal Buildings due to lower occupancy.

Multifamily: Property rental revenue increased by $1.2 million, or 3.7%, to $32.8 million in 2021 from $31.7 million in 2020. Consolidated NOI decreased by $536,000, or 3.3%, to $15.7 million in 2021 from $16.3 million in 2020. The increase in property revenue was due to The Wren, 900 W Street, 901 W Street and West Half as these properties placed additional units into service. The decrease in consolidated NOI was due to an increase in rent concessions and lower market rates, primarily at The Bartlett and RiverHouse Apartments, partially offset by increases in consolidated NOI from The Wren, 901 W Street and West Half.

Comparison of the Six Months Ended June 30, 2021 to 2020

Commercial: Property rental revenue increased by $5.1 million, or 2.8%, to $188.9 million in 2021 from $183.8 million in 2020. Consolidated NOI increased by $8.4 million, or 7.8%, to $115.9 million in 2021 from $107.4 million in 2020. The increase in property revenue and consolidated NOI was due to (i) a decline in rent deferrals and uncollectable operating lease receivables related to tenants impacted by COVID-19, (ii) increases in revenues related to 4747 Bethesda Avenue and 1770 Crystal Drive as these properties were placed into service, and (iii) increases related to 2100 Crystal Drive, 1225 South Clark Street and 2345 Crystal Drive due to higher occupancy. These increases were partially offset by a decrease in parking revenue due to reduced transient and office parking and decreases related to the Universal Buildings and RTC-West due to lower occupancy.

Multifamily: Property rental revenue increased by $883,000, or 1.4%, to $65.5 million in 2021 from $64.6 million in 2020. Consolidated NOI decreased by $3.2 million, or 9.4%, to $30.9 million in 2021 from $34.2 million in 2020. The increase in property revenue was due to The Wren, 900 W Street, 901 W Street and West Half as these properties placed additional units into service. The decrease in consolidated NOI was due to (i) an increase in rent concessions and lower market rates, primarily at The Bartlett and RiverHouse Apartments, (ii) higher operating expenses and (iii) higher insurance costs. The decrease in consolidated NOI was partially offset by increases related to The Wren, 900 W Street, 901 W Street and West Half as these properties placed additional units into service.

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

Financing Activities

The following is a summary of mortgages payable:

	Weighted Average
	Effective
	Interest Rate (1)	June 30, 2021	December 31, 2020

		(In thousands)
Variable rate (2)	2.14%	$677,246	$678,346
Fixed rate (3)	4.32%	923,280	925,523
Mortgages payable		1,600,526	1,603,869
Unamortized deferred financing costs and premium/discount, net (4)		(9,383)	(10,131)
Mortgages payable, net		$1,591,143	$1,593,738
(1)	Weighted average effective interest rate as of June 30, 2021.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(4)	As of June 30, 2021, net deferred financing costs related to an unfunded mortgage loan totaling $4.2 million were included in "Other assets, net."

As of June 30, 2021 and December 31, 2020, the net carrying value of real estate collateralizing our mortgages payable totaled $1.7 billion and $1.8 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgages payable are recourse to us. See Note 17 to the financial statements for additional information.

In July 2021, we entered into a mortgage loan with a principal balance of $85.0 million, collateralized by 1225 S. Clark Street. The mortgage loan has a seven-year term and an interest rate of LIBOR plus 1.60% per annum.

As of June 30, 2021 and December 31, 2020, we had various interest rate swap and cap agreements on certain mortgages payable with an aggregate notional value of $1.3 billion. See Note 15 to the financial statements for additional information.

Credit Facility

As of June 30, 2021 and December 31, 2020, our $1.4 billion credit facility consisted of a $1.0 billion revolving credit facility maturing in January 2025, a $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023 and a $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. The following is a summary of amounts outstanding under the credit facility:

	Effective
	Interest Rate (1)	June 30, 2021	December 31, 2020

		(In thousands)
Revolving credit facility (2) (3) (4)	1.15%	$—	$—

Tranche A-1 Term Loan (5)	2.59%	$200,000	$200,000
Tranche A-2 Term Loan (5)	2.49%	200,000	200,000
Unsecured term loans		400,000	400,000
Unamortized deferred financing costs, net		(1,678)	(2,021)
Unsecured term loans, net		$398,322	$397,979
(1)	Effective interest rate as of June 30, 2021.
(2)	As of June 30, 2021 and December 31, 2020, letters of credit with an aggregate face amount of $1.5 million were outstanding under our revolving credit facility.
(3)	As of June 30, 2021 and December 31, 2020, net deferred financing costs related to our revolving credit facility totaling $5.8 million and $6.7 million were included in "Other assets, net."
(4)	The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(5)	As of June 30, 2021 and December 31, 2020, the outstanding balance was fixed by interest rate swap agreements. The interest rate swaps mature concurrently with the respective term loan and provide a weighted average interest rate of 1.39% for the Tranche A-1 Term Loan and 1.34% for the Tranche A-2 Term Loan.

Our existing floating rate debt instruments, including our credit facility, with a principal balance totaling $1.5 billion and our hedging arrangements with a notional value totaling $1.7 billion currently use as a reference rate the U.S. dollar London Interbank Offered Rate ("LIBOR"), and we expect a transition from LIBOR to another reference rate due to plans to phase out the reference rate by the end of 2021, after which point its continuation cannot be assured. Though an alternative reference rate for LIBOR, the Secured Overnight Financing Rate ("SOFR"), exists, significant uncertainties still remain. We can provide no assurance regarding the future of LIBOR and when our LIBOR-based instruments will transition from LIBOR as a reference rate to SOFR or another reference rate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things, result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.

Common Shares Repurchased

In March 2020, our Board of Trustees authorized the repurchase of up to $500 million of our outstanding common shares. During the six months ended June 30, 2021, we repurchased and retired 619,749 common shares for $19.2 million, an average purchase price of $30.96 per share. During the six months ended June 30, 2020, we repurchased and retired 1.4 million common shares for $41.2 million, an average purchase price of $29.01 per share. Since we began the share repurchase program, we have repurchased and retired 4.4 million common shares for $124.0 million, an average purchase price of $28.18 per share.

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

As of June 30, 2021, we had $998.5 million of availability under our credit facility (net of outstanding letters of credit totaling $1.5 million). As of June 30, 2021, we had no debt on a consolidated basis and at our share scheduled to mature in 2021.

Contractual Obligations and Commitments

During the six months ended June 30, 2021, there were no material changes to the contractual obligation information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

As of June 30, 2021, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $62.7 million.

As of June 30, 2021, we had committed tenant-related obligations totaling $68.9 million ($65.0 million related to our consolidated entities and $3.9 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

We launched the WHI with the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. We are the manager for the WHI Impact Pool, which is the social impact debt financing vehicle of the WHI. As of June 30, 2021, the WHI Impact Pool had completed closings of capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million. As of June 30, 2021, our remaining commitment was $8.3 million.

On July 29, 2021, our Board of Trustees declared a quarterly dividend of $0.225 per common share.

Summary of Cash Flows

The following summary discussion of our cash flows is based on our statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Six Months Ended June 30,
	2021	2020

	(In thousands)
Net cash provided by operating activities	$123,556	$85,519
Net cash (used in) provided by investing activities	(70,445)	33,346
Net cash (used in) provided by financing activities	(77,754)	469,652

Cash Flows for the Six Months Ended June 30, 2021

Cash and cash equivalents, and restricted cash decreased $24.6 million to $238.7 million as of June 30, 2021, compared to $263.3 million as of December 31, 2020. This decrease resulted from $77.8 million of net cash used in financing activities and $70.4 million of net cash used in investing activities, partially offset by $123.6 million of net cash provided by operating activities. Our outstanding debt was $2.0 billion as of June 30, 2021 and December 31, 2020.

Net cash provided by operating activities of $123.6 million primarily comprised: (i) $101.5 million of net income (before $140.1 million of non-cash items and $11.3 million gain on sale of real estate), (ii) $11.7 million of net change in operating assets and liabilities and (iii) $10.3 million of return on capital from unconsolidated real estate ventures. Non-cash income adjustments of $140.1 million primarily include depreciation and amortization expense, share-based compensation expense, deferred rent, amortization of lease incentives and net income from unconsolidated real estate ventures.

Net cash used in investing activities of $70.4 million comprised: (i) $67.4 million of development costs, construction in progress and real estate additions and (ii) $22.0 million of investments in unconsolidated real estate ventures, partially offset by (iii) $14.4 million of proceeds from the sale of real estate and (iv) $4.6 million of distributions of capital from unconsolidated real estate ventures.

Net cash used in financing activities of $77.8 million primarily comprised: (i) $59.2 million of dividends paid to common shareholders, (ii) $19.2 million of common shares repurchased, (iii) $9.7 million of distributions to redeemable noncontrolling interests, (iv) $4.6 million of debt issuance costs, and (v) $3.3 million of repayments of mortgages payable, partially offset by (vi) $17.5 million of contributions from noncontrolling interests.

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Ventures

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of June 30, 2021, we have investments in unconsolidated real estate ventures totaling $497.8 million. For these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.

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

As of June 30, 2021, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $62.7 million. As of June 30, 2021, we had no principal payment guarantees related to our unconsolidated real estate ventures.

A reconsideration event could cause us to consolidate an unconsolidated real estate venture in the future or deconsolidate a consolidated entity. We evaluate reconsideration events as we become aware of them. Reconsideration events include amendments to real estate venture agreements and changes in our partner's ability to make contributions to the venture. Under certain circumstances, we may purchase our partner's interest.

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

Our debt, consisting of mortgages payable secured by our properties, a revolving credit facility and unsecured term loans, contains customary covenants requiring adequate insurance coverage. Although we believe that we currently have adequate insurance coverage, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance or refinance our properties.

Construction Commitments

As of June 30, 2021, we had assets under construction that will, based on our current plans and estimates, require an additional $330.7 million to complete, which we anticipate will be primarily expended over the next three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, issuance and sale of securities, and available cash.

Other

As of June 30, 2021, we had committed tenant-related obligations totaling $68.9 million ($65.0 million related to our consolidated entities and $3.9 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

With respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of June 30, 2021, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

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

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks, and the preparation and issuance of a written report. Soil and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. They may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 17 to the financial statements, environmental liabilities totaled $18.2 million as of June 30, 2021 and December 31, 2020 and are included in "Other liabilities, net" in our balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following is a summary of our annual exposure to a change in interest rates:

	June 30, 2021			December 31, 2020
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgages payable:
Variable rate (1)	$677,246	2.14%	$6,867	$678,346	2.18%
Fixed rate (2)	923,280	4.32%	—	925,523	4.32%
	$1,600,526		$6,867	$1,603,869
Credit facility:
Revolving credit facility (3)	$—	1.15%	$—	$—	1.19%
Tranche A-1 Term Loan (4)	200,000	2.59%	—	200,000	2.59%
Tranche A-2 Term Loan (4)	200,000	2.49%	—	200,000	2.49%
	$400,000		$—	$400,000
Pro rata share of debt of unconsolidated real estate ventures (contractual balances):
Variable rate (1)	$320,479	2.44%	$3,249	$319,057	2.47%
Fixed rate (2)	81,940	4.46%	—	79,989	4.36%
	$402,419		$3,249	$399,046
(1)	Includes variable rate mortgages payable with interest rate cap agreements.
(2)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(3)	The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(4)	As of June 30, 2021 and December 31, 2020, the outstanding balance was fixed by interest rate swap agreements. The interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.39% for the Tranche A-1 Term Loan and 1.34% for the Tranche A-2 Term Loan.

The fair value of our mortgages payable is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our unsecured term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of June 30, 2021 and December 31, 2020, the estimated fair value of our consolidated debt was $2.1 billion and $2.0 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

As of June 30, 2021 and December 31, 2020, we had interest rate swap and cap agreements with an aggregate notional value of $862.7 million, which were designated as cash flow hedges. The fair value of our interest rate swaps and caps designated as cash flow hedges consisted of liabilities totaling $31.9 million and $44.2 million as of June 30, 2021 and December 31, 2020, included in "Other liabilities, net" in our balance sheets.

Derivative Financial Instruments Not Designated as Hedges

Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are considered economic hedges, but not designated as accounting hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains are recorded in "Interest expense" in our statements of operations in the period in which the change occurs. As of June 30, 2021 and December 31, 2020, we had various interest rate cap agreements with an aggregate notional value of $867.7 million, which were not designated as cash flow hedges. The fair value of our interest rate caps not designated as hedges was not material as of June 30, 2021 and December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

LTIP Unit Awards

On July 29, 2021 (the “Grant Date”), upon the recommendation of the Compensation Committee (the “Compensation Committee”) of the Board of Trustees (the “Board”) of JBG SMITH Properties (the “Company”), the Board approved grants of special LTIP unit awards (“Retention LTIP Grant”) to the Company’s executive officers and certain other employees, including to each of the following named executive officers: W. Matthew Kelly, Chief Executive Officer, David P. Paul, President and Chief Operating Officer, Kevin “Kai” Reynolds, Chief Development Officer, and M. Moina Banerjee, Chief Financial Officer (the “NEOs”).

The Retention LTIP Grant comprises 50% time-based vesting LTIPs (the “Time-Based LTIPs”) and 50% performance-based vesting LTIPs (the “Performance-Based LTIPs” and together with the “Time-Based LTIPs”, the “LTIP Units”), based on grant-date fair value. The Time-Based LTIPs vest 50% on the fifth anniversary of the Grant Date and 25% on each of the sixth and seventh anniversaries of the Grant Date, subject to the recipient's continued employment with the Company. The Performance-Based LTIPs earn based on the Company’s achievement of four share price targets during the period commencing on the first anniversary of the Grant Date and ending on the sixth anniversary of the Grant Date (the “Performance Period”) and will vest, if earned, over a seven-year period. Specifically, a number of Performance-Based LTIPs, rounded up to the nearest whole unit, equal to 17.5%, 22.5%, 27.5%, and 32.5% of the total Performance-Based LTIPs awarded earn on the first date during the Performance Period on which the closing sales price of the Company’s common shares, as reported on the NYSE, equals or exceed each of the following four share price targets for a consecutive 20 trading day period: $35.00, $40.00, $45.00, and $50.00. A maximum of 50% of the Performance-Based LTIPs can vest on the fifth anniversary of the Grant Date, and a maximum of an additional 25% of the Performance-Based LTIPs can vest on each of the sixth and seventh anniversaries of the Grant Date, in each case subject to such Performance-Based LTIPs being earned, as described above. Any Performance-Based LTIPs granted but not earned by the end of the Performance Period will be forfeited.

The total number of LTIP Units granted to each named executive officer is as follows: (i) 308,000 LTIP Units for Mr. Kelly; (ii) 62,000 LTIP Units for Mr. Paul; (iii) 103,000 LTIP Units for Mr. Reynolds; and (iv) 103,000 LTIP Units for Ms. Banerjee. The aggregate fair value of these awards is $15.4 million.

The purpose of the Retention LTIP Grant, which was made under the Company’s existing 2017 Omnibus Share Plan (the “Omnibus Plan”), is to further align the Company's senior team with its transformational objectives for the next seven years and its long-term NAV per share growth strategy as well as to provide incentive to the senior team to remain with the Company. Further, the Compensation Committee believes that the pandemic has had a significant impact on the job market – an impact that will likely hinder the ability to attract and retain employees. Consequently, the Compensation Committee believes the Retention LTIP Grant is critical for the Company to retain its talented senior team.

Vesting of the Retention LTIP Grant is generally contingent on the named executive officer’s continued employment through each vesting date, provided that, notwithstanding the language in each NEO’s employment agreement, if such executive’s employment terminates without cause or for good reason more than one year after the Grant Date, due to death or disability at any point after the Grant Date, the grantee will vest in the Performance-Based LTIPs that have been earned through the date of termination at the next vesting date and Time-Based LTIPs that would have vested at the next vesting date had such grantee continued to be employed by the Company. Solely in the case of Mr. Paul, if his employment terminates without cause, for good reason or due to his retirement more than one year after the Grant Date, or due to death or disability at any point after the Grant Date, he will fully vest in the Time-Based LTIPs and he will be eligible to continue to earn and vest in the Performance-Based LTIPs through the seventh anniversary of the Grant Date as though he had remained employed with the Company through that date. If any such grantee’s employment terminates for any reason other than as described in the preceding sentences, any outstanding unvested LTIP Units as of the date of such termination will be forfeited and cancelled.

In connection with a “change in control” (as defined in the Omnibus Plan), if the acquirer of the Company assumes or replaces the Time-Based LTIPs on substantially the same terms, the awards will continue to vest; otherwise, the Time-Based LTIPs will vest in full immediately prior to the consummation of the Change in Control. With regard to the Performance-Based LTIPs and commencing more than one year after the grant date , if the acquirer of the Company assumes or replaces the awards such that it preserves the intent, economic opportunity and value of the award following the change in control, the award shall convert and continue to vest; otherwise, the Performance-Based LTIPs will become vested to the extent earned based on the price received in the change in control. If the Performance-Based LTIPs or Time-Based LTIPs are assumed by the acquirer in a change in control and the grantee is terminated without cause or for good reason within 18 months of the change in control, such Performance-Based LTIPs will become fully vested to the extent earned through the date of termination and the Time-Based LTIPs will become fully vested. Any Performance-Based LTIPs granted one year or less prior to the change in control, as of the date of such change in control will be forfeited and cancelled.

Copies of the forms of Executive LTIP Unit Agreements are being filed as Exhibits 10.3, 10.4, 10.5 and 10.6 to this Form 10-Q, and each is incorporated herein by this reference. The foregoing description of the terms of the LTIP Unit Awards is qualified in its entirety by reference to the full text of such award agreements.

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
10.1†

Amendment No. 3 to the JBG SMITH Properties 2017 Omnibus Share Plan, effective April 29, 2021 (incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-8, filed on April 29, 2021).

10.2

Amendment No. 1 to Second Amended and Restated Limited Partnership Agreement of JBG SMITH Properties LP, effective April 29, 2021 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-3, filed on June 30, 2021).

10.3**	Form of July 2021 Performance LTIP Unit Agreement.
10.4**	Form of July 2021 Performance LTIP Unit Agreement (Special Termination & Vesting Provisions).
10.5**	Form of July 2021 Restricted LTIP Unit Agreement.
10.6**	Form of July 2021 Restricted LTIP Unit Agreement (Special Termination & Vesting Provisions).
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
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

JBG SMITH Properties

Date:	August 3, 2021	/s/ M. Moina Banerjee
M. Moina Banerjee
Chief Financial Officer
(Principal Financial Officer)

JBG SMITH Properties

Date:	August 3, 2021	/s/ Angela Valdes
Angela Valdes
Chief Accounting Officer
(Principal Accounting Officer)