Form 10-Q
period 2021-09-30
JBG SMITH Properties
filed 2021-11-02
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, JBG SMITH Properties had 129,725,289 common shares outstanding.

JBG SMITH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value amounts)

	September 30, 2021	December 31, 2020
ASSETS
Real estate, at cost:
Land and improvements	$1,358,299	$1,391,472
Buildings and improvements	4,368,477	4,341,103
Construction in progress, including land	299,359	268,056
	6,026,135	6,000,631
Less: accumulated depreciation	(1,346,107)	(1,232,690)
Real estate, net	4,680,028	4,767,941
Cash and cash equivalents	194,277	225,600
Restricted cash	34,900	37,736
Tenant and other receivables	51,128	55,903
Deferred rent receivable	187,882	170,547
Investments in unconsolidated real estate ventures	486,052	461,369
Other assets, net	300,537	286,575
Assets held for sale	74,174	73,876
TOTAL ASSETS	$6,008,978	$6,079,547

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgages payable, net	$1,674,285	$1,593,738
Revolving credit facility	—	—
Unsecured term loans, net	398,493	397,979
Accounts payable and accrued expenses	105,307	103,102
Other liabilities, net	200,204	247,774
Total liabilities	2,378,289	2,342,593
Commitments and contingencies
Redeemable noncontrolling interests	526,913	530,748
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized; none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 129,704 and 131,778 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1,298	1,319
Additional paid-in capital	3,606,462	3,657,643
Accumulated deficit	(495,033)	(412,944)
Accumulated other comprehensive loss	(25,446)	(39,979)
Total shareholders' equity of JBG SMITH Properties	3,087,281	3,206,039
Noncontrolling interests	16,495	167
Total equity	3,103,776	3,206,206
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,008,978	$6,079,547

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE
Property rental	$125,900	$118,680	$370,960	$354,519
Third-party real estate services, including reimbursements	25,842	26,987	90,694	83,870
Other revenue	5,280	5,368	15,301	15,705
Total revenue	157,022	151,035	476,955	454,094
EXPENSES
Depreciation and amortization	56,726	56,481	178,130	157,586
Property operating	40,198	37,572	109,929	105,867
Real estate taxes	18,259	17,354	55,127	53,422
General and administrative:
Corporate and other	12,105	11,086	38,475	37,478
Third-party real estate services	25,542	28,207	80,035	86,260
Share-based compensation related to Formation Transaction and special equity awards	3,480	7,133	12,866	25,432
Transaction and other costs	2,951	845	8,911	7,526
Total expenses	159,261	158,678	483,473	473,571
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate ventures, net	20,503	(965)	23,513	(17,142)
Interest and other income, net	192	—	163	1,021
Interest expense	(17,243)	(16,885)	(50,312)	(44,660)
Gain on sale of real estate	—	—	11,290	59,477
Loss on extinguishment of debt	—	—	—	(33)
Total other income (expense)	3,452	(17,850)	(15,346)	(1,337)
INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT	1,213	(25,493)	(21,864)	(20,814)
Income tax (expense) benefit	(217)	488	(4,527)	3,721
NET INCOME (LOSS)	996	(25,005)	(26,391)	(17,093)
Net (income) loss attributable to redeemable noncontrolling interests	(103)	2,212	2,472	445
Net loss attributable to noncontrolling interests	—	—	1,108	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$893	$(22,793)	$(22,811)	$(16,648)
EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$0.00	$(0.18)	$(0.18)	$(0.14)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	131,351	133,620	131,456	133,924

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$996	$(25,005)	$(26,391)	$(17,093)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative financial instruments	(329)	(278)	4,678	(39,489)
Reclassification of net loss on derivative financial instruments from accumulated other comprehensive loss into interest expense	3,901	3,823	11,476	8,137
Other comprehensive income (loss)	3,572	3,545	16,154	(31,352)
COMPREHENSIVE INCOME (LOSS)	4,568	(21,460)	(10,237)	(48,445)
Net (income) loss attributable to redeemable noncontrolling interests	(103)	2,212	2,472	445
Net loss attributable to noncontrolling interests	—	—	1,108	—
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	(413)	(309)	(1,621)	3,446
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JBG SMITH PROPERTIES	$4,052	$(19,557)	$(8,278)	$(44,554)

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE AS OF JUNE 30, 2021	131,841	$1,319	$3,650,217	$(466,230)	$(28,605)	$16,540	$3,173,241
Net income attributable to common shareholders and noncontrolling interests	—	—	—	893	—	—	893
Conversion of common limited partnership units to common shares	180	2	5,668	—	—	—	5,670
Common shares repurchased	(2,317)	(23)	(68,907)	—	—	—	(68,930)
Common shares issued pursuant to employee incentive compensation plan and Employee Share Purchase Plan ("ESPP")	—	—	210	—	—	—	210
Dividends declared on common shares ($0.225 per common share)	—	—	—	(29,696)	—	—	(29,696)
Distributions to noncontrolling interests	—	—	—	—	—	(45)	(45)
Redeemable noncontrolling interests redemption value adjustment and other comprehensive income allocation	—	—	19,274	—	(413)	—	18,861
Other comprehensive income	—	—	—	—	3,572	—	3,572
BALANCE AS OF SEPTEMBER 30, 2021	129,704	$1,298	$3,606,462	$(495,033)	$(25,446)	$16,495	$3,103,776

BALANCE AS OF JUNE 30, 2020	133,708	$1,338	$3,742,205	$(255,162)	$(47,886)	$191	$3,440,686
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(22,793)	—	—	(22,793)
Conversion of common limited partnership units to common shares	169	2	4,794	—	—	—	4,796
Common shares repurchased	(1,439)	(15)	(38,362)	—	—	—	(38,377)
Common shares issued pursuant to ESPP	—	—	186	—	—	—	186
Dividends declared on common shares ($0.225 per common share)	—	—	—	(30,020)	—	—	(30,020)
Distributions to noncontrolling interests	—	—	—	—	—	(12)	(12)
Redeemable noncontrolling interests redemption value adjustment and other comprehensive income allocation	—	—	12,236	—	(309)	—	11,927
Other comprehensive income	—	—	—	—	3,545	—	3,545
BALANCE AS OF SEPTEMBER 30, 2020	132,438	$1,325	$3,721,059	$(307,975)	$(44,650)	$179	$3,369,938

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
BALANCE AS OF DECEMBER 31, 2020	131,778	$1,319	$3,657,643	$(412,944)	$(39,979)	$167	$3,206,206
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(22,811)	—	(1,108)	(23,919)
Conversion of common limited partnership units to common shares	829	8	27,342	—	—	—	27,350
Common shares repurchased	(2,937)	(29)	(88,104)	—	—	—	(88,133)
Common shares issued pursuant to employee incentive compensation plan and ESPP	34	—	1,549	—	—	—	1,549
Dividends declared on common shares ($0.45 per common share)	—	—	—	(59,278)	—	—	(59,278)
Contributions from noncontrolling interests, net	—	—	—	—	—	17,436	17,436
Redeemable noncontrolling interests redemption value adjustment and other comprehensive income allocation	—	—	8,032	—	(1,621)	—	6,411
Other comprehensive income	—	—	—	—	16,154	—	16,154
BALANCE AS OF SEPTEMBER 30, 2021	129,704	$1,298	$3,606,462	$(495,033)	$(25,446)	$16,495	$3,103,776

BALANCE AS OF DECEMBER 31, 2019	134,148	$1,342	$3,633,042	$(231,164)	$(16,744)	$201	$3,386,677
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(16,648)	—	—	(16,648)
Conversion of common limited partnership units to common shares	1,112	12	40,662	—	—	—	40,674
Common shares repurchased	(2,857)	(29)	(79,540)	—	—	—	(79,569)
Common shares issued pursuant to ESPP	35	—	1,320	—	—	—	1,320
Dividends declared on common shares ($0.45 per common share)	—	—	—	(60,163)	—	—	(60,163)
Distributions to noncontrolling interests	—	—	—	—	—	(22)	(22)
Redeemable noncontrolling interests redemption value adjustment and other comprehensive loss allocation	—	—	125,575	—	3,446	—	129,021
Other comprehensive loss	—	—	—	—	(31,352)	—	(31,352)
BALANCE AS OF SEPTEMBER 30, 2020	132,438	$1,325	$3,721,059	$(307,975)	$(44,650)	$179	$3,369,938

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(26,391)	$(17,093)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	38,320	53,183
Depreciation and amortization, including amortization of deferred financing costs	181,217	160,395
Deferred rent	(17,463)	(19,124)
(Income) loss from unconsolidated real estate ventures, net	(23,513)	17,142
Amortization of market lease intangibles, net	(896)	(356)
Amortization of lease incentives	6,083	5,144
Loss on extinguishment of debt	—	33
Gain on sale of real estate	(11,290)	(59,477)
Loss on operating lease and other receivables	1,071	14,750
Return on capital from unconsolidated real estate ventures	13,212	3,697
Other non-cash items	583	265
Changes in operating assets and liabilities:
Tenant and other receivables	3,704	(4,757)
Other assets, net	(12,059)	(11,566)
Accounts payable and accrued expenses	5,954	1,366
Other liabilities, net	(4,120)	(15,747)
Net cash provided by operating activities	154,412	127,855
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(108,361)	(245,456)
Deposits for real estate and other acquisitions	(10,263)	(25,274)
Proceeds from sale of real estate	14,370	154,493
Distributions of capital from unconsolidated real estate ventures	40,188	70,818
Investments in unconsolidated real estate ventures and other	(32,685)	(12,277)
Net cash used in investing activities	(96,751)	(57,696)
FINANCING ACTIVITIES:
Borrowings under mortgages payable	85,000	580,105
Borrowings under revolving credit facility	—	500,000
Borrowings under unsecured term loans	—	100,000
Repayments of mortgages payable	(4,462)	(6,680)
Repayments of revolving credit facility	—	(700,000)
Debt issuance costs	(5,747)	(14,856)
Finance lease payments	—	(3,281)
Proceeds from common shares issued pursuant to ESPP	880	887
Common shares repurchased	(82,300)	(74,434)
Dividends paid to common shareholders	(88,928)	(90,347)
Distributions to redeemable noncontrolling interests	(13,705)	(11,333)
Distributions to noncontrolling interests	(22)	(23)
Contributions from noncontrolling interests	17,464	—
Net cash (used in) provided by financing activities	(91,820)	280,038
Net (decrease) increase in cash and cash equivalents and restricted cash	(34,159)	350,197
Cash and cash equivalents and restricted cash, beginning of period	263,336	142,516
Cash and cash equivalents and restricted cash, end of period	$229,177	$492,713
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD:
Cash and cash equivalents	$194,277	$455,111
Restricted cash	34,900	37,602
Cash and cash equivalents and restricted cash	$229,177	$492,713

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $4,854 and $11,545 in 2021 and 2020)	$46,010	$40,744
Accrued capital expenditures included in accounts payable and accrued expenses	41,660	51,092
Write-off of fully depreciated assets	46,278	29,393
Deconsolidation of real estate asset	26,476	—
Conversion of common limited partnership units to common shares	27,350	40,674
Derecognition of operating lease right-of-use assets	—	(13,151)
Derecognition of liabilities related to operating lease right-of-use assets	—	(13,151)
Recognition of finance lease right-of-use assets	—	42,354
Recognition of liabilities related to finance lease right-of-use assets	—	40,684
Cash paid for amounts included in the measurement of lease liabilities for operating leases	1,761	4,603

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Organization and Basis of Presentation

Organization

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust ("REIT"), owns and operates a portfolio of commercial and multifamily assets amenitized with ancillary retail. JBG SMITH's portfolio reflects its longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area that have high barriers to entry and vibrant urban amenities. Over half of our portfolio is in National Landing in Northern Virginia, where we serve as the exclusive developer for Amazon.com, Inc.'s ("Amazon") new headquarters and where Virginia Tech's under-construction $1 billion Innovation Campus is located. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the Washington Housing Initiative ("WHI") Impact Pool, Amazon, the legacy funds formerly organized by The JBG Companies ("JBG") (the "JBG Legacy Funds") and other third parties. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of September 30, 2021, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 90.8% of its common limited partnership units ("OP Units"). JBG SMITH is hereinafter referred to as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures.

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

As of September 30, 2021, our Operating Portfolio consisted of 63 operating assets comprising 42 commercial assets totaling 13.1 million square feet (11.3 million square feet at our share) and 21 multifamily assets totaling 7,776 units (6,125 units at our share). Additionally, we have: (i) one under-construction multifamily asset with 808 units (808 units at our share); (ii) 11 near-term development assets totaling 5.3 million square feet (5.0 million square feet at our share) of estimated potential development density; and (iii) 25 future development assets totaling 14.3 million square feet (11.6 million square feet at our share) of estimated potential development density.

We derive our revenue primarily from leases with commercial and multifamily tenants, which include fixed and percentage rents, and reimbursements from tenants for certain expenses such as real estate taxes, property operating expenses, and repairs and maintenance. In addition, our third-party asset management and real estate services business provides fee-based real estate services.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission.

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

References to our financial statements refer to our condensed consolidated financial statements as of September 30, 2021 and December 31, 2020, and for the three and nine months ended September 30, 2021 and 2020. References to our balance sheets refer to our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. References to our statements of operations refer to our condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020. References to our statements of comprehensive income (loss) refer to our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant of these estimates include: (i) the underlying cash flows and holding periods used in assessing impairment of long-lived assets; (ii) the determination of useful lives for tangible and intangible assets; and (iii) the assessment of the collectability of receivables, including deferred rent receivables. Longer estimated holding periods for real estate assets directly reduce the likelihood of recording an impairment loss. If there is a change in the strategy for an asset or if market conditions dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material.

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

Due to the business disruptions and challenges caused by COVID-19, we have provided rent deferrals and other lease concessions to certain tenants. We have entered into agreements with certain tenants, many of which have been placed on the cash basis of accounting, resulting in the deferral to future periods or abatement of $492,000 of rent that had been contractually due in the third quarter of 2021. We are negotiating additional rent deferrals and other lease concessions with some of our tenants, which have been considered when establishing credit losses against billed and deferred rent receivables. During 2020, we began recognizing revenue from substantially all co-working tenants and retailers except for grocers, pharmacies, essential businesses and certain national credit tenants on the cash basis of accounting.

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2020-04, Reference Rate Reform ("Topic 848"). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period of March 12, 2020 through December 31, 2022 as reference rate reform activities occur. During the nine months ended September 30, 2021, we did not make any elections. During the year ended December 31, 2020, we elected to apply the hedge accounting expedients related to (i) the assertion that our hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future London Interbank Offered Rate ("LIBOR") indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves our past presentation of our derivatives. We will continue to evaluate the impact of the guidance and may apply other elections, as applicable.

3.Acquisition, Dispositions and Assets Held for Sale

Acquisition

We have agreed, subject to customary closing conditions, to acquire The Batley, a 432-unit multifamily asset in the Union Market submarket of Washington, D.C., for a purchase price of approximately $205 million. The building was 90.7% occupied as of September 30, 2021. We expect the acquisition to close in 2021. We intend to use The Batley as a replacement property in a like-kind exchange for the proceeds from the sale of Pen Place to Amazon, which is expected to close during the second quarter of 2022.

Dispositions

In April 2021, we invested cash in and contributed land to two real estate ventures and recognized an $11.3 million gain, which is included in "Gain on sale of real estate" in our statements of operations for the nine months ended September 30, 2021. See Note 4 for additional information.

During the three and nine months ended September 30, 2021, we recognized our proportionate share of the gain from the sale of various assets by our unconsolidated real estate ventures, which is included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations. See Note 4 for additional information.

Assets Held for Sale

The amounts included in "Assets held for sale" in our balance sheets primarily represent the carrying value of real estate. The following is a summary of assets held for sale:

			Total	Assets Held
Assets	Segment	Location	Square Feet (1)	for Sale

			(In thousands)
September 30, 2021
Pen Place (2)	Other	Arlington, Virginia	2,082	$74,174
December 31, 2020
Pen Place (2)	Other	Arlington, Virginia	2,082	$73,876
(1)	Represents estimated or approved potential development density.

(2)	In March 2019, we entered into an agreement for the sale of Pen Place to Amazon, which we expect to close during the second quarter of 2022.

4.Investments in Unconsolidated Real Estate Ventures

The following is a summary of our investments in unconsolidated real estate ventures:

	Effective
	Ownership
Real Estate Venture Partners	Interest (1)	September 30, 2021	December 31, 2020

		(In thousands)
Prudential Global Investment Management	50.0%	$209,261	$216,939
Landmark	1.8% - 49.0%	53,295	66,724
CBREI Venture	5.0% - 64.0%	59,028	65,190
Canadian Pension Plan Investment Board ("CPPIB")	55.0%	49,098	47,522
J.P. Morgan Global Alternatives ("J.P. Morgan") (2)	50.0%	47,362	—
Berkshire Group	50.0%	53,589	50,649
Brandywine Realty Trust	30.0%	13,755	13,710
Other		664	635
Total investments in unconsolidated real estate ventures (3)		$486,052	$461,369
(1)	Reflects our effective ownership interests in the underlying real estate as of September 30, 2021. We have multiple investments with certain venture partners with varying ownership interests in the underlying real estate.
(2)	J.P. Morgan is the advisor for an institutional investor.
(3)	As of September 30, 2021 and December 31, 2020, our total investments in unconsolidated real estate ventures were greater than the net book value of the underlying assets by $20.2 million and $18.9 million, resulting principally from capitalized interest and our zero investment balance in the real estate venture with CPPIB that owns 1101 17th Street.

In April 2021, we entered into two real estate ventures with an institutional investor advised by J.P. Morgan, in which we have 50% ownership interests, to design, develop, manage and own approximately 2.0 million square feet of new mixed-use development located in Potomac Yard, the southern portion of National Landing. Our venture partner contributed a land site that is entitled for 1.3 million square feet of development at Potomac Yard Landbay F, while we contributed cash and adjacent land with over 700,000 square feet of estimated development capacity at Potomac Yard Landbay G. We will also act as pre-developer, developer, property manager and leasing agent for all future commercial and residential properties on the site. We have determined the ventures are VIEs, but we are not the primary beneficiary of the VIEs and, accordingly, we have not consolidated either venture. We recognized an $11.3 million gain on the land contributed to one of the real estate ventures based on the cash received and the remeasurement of our retained interest in the asset, which was included in "Gain on sale of real estate" in our statements of operations for the nine months ended September 30, 2021. As part of the transaction, our venture partner elected to accelerate the monetization of a 2013 promote interest in the land contributed by it to the ventures. During the second quarter of 2021, the total amount of the promote paid was $17.5 million, of which $4.2 million was paid to certain of our non-employee trustees and certain of our executives.

The following is a summary of disposition activity by our unconsolidated real estate ventures for the nine months ended September 30, 2021:

					Proportionate
	Real Estate			Gross	Share of
	Venture		Ownership	Sales	Aggregate
Date Disposed	Partners	Assets	Percentage	Price	Gain (1)

				(In thousands)
May 3, 2021	CBREI Venture	Fairway Apartments/Fairway Land ("Fairway") (2)	10.0%	$93,000	$2,094
May 19, 2021	Landmark	Courthouse Metro Land/Courthouse Metro Land – Option ("Courthouse Metro")	18.0%	3,000	2,352
May 27, 2021	Landmark	5615 Fishers Lane	18.0%	6,500	743
September 17, 2021	Landmark	500 L'Enfant Plaza (3)	49.0%	166,500	23,137
					$28,326

(1)	Included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations.
(2)	The venture repaid a related mortgage payable of $45.3 million.
(3)	The venture repaid a related mortgage payable of $80.0 million.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $5.9 million and $17.8 million for the three and nine months ended September 30, 2021, and $6.3 million and $19.3 million for the three and nine months ended September 30, 2020, for such services.

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

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted
	Average Effective
	Interest Rate (1)	September 30, 2021	December 31, 2020

		(In thousands)
Variable rate (2)	2.59%	$786,169	$863,617
Fixed rate (3) (4)	4.16%	293,920	323,050
Mortgages payable		1,080,089	1,186,667
Unamortized deferred financing costs		(5,785)	(7,479)
Mortgages payable, net (4)		$1,074,304	$1,179,188
(1)	Weighted average effective interest rate as of September 30, 2021.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(4)	See Note 17 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of financial information for our unconsolidated real estate ventures:

	September 30, 2021	December 31, 2020

	(In thousands)
Combined balance sheet information:
Real estate, net	$2,170,039	$2,247,384
Other assets, net	257,138	270,516
Total assets	$2,427,177	$2,517,900

Mortgages payable, net	$1,074,304	$1,179,188
Other liabilities, net	128,554	140,304
Total liabilities	1,202,858	1,319,492
Total equity	1,224,319	1,198,408
Total liabilities and equity	$2,427,177	$2,517,900

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	X	2021	2020

	(In thousands)
Combined income statement information: (1)
Total revenue	$45,289	$47,235		$141,370	$162,128
Operating income (loss) (2)	51,068	1,296		94,275	(24,418)
Net income (loss) (2)	42,261	(6,265)		69,091	(60,331)
(1)	Excludes information related to the venture that owned The Marriott Wardman Park hotel for the three months ended September 30, 2020 as we suspended equity loss recognition for the venture after June 30, 2020. On October 1, 2020, we transferred our interest in the related venture to our venture partner.
(2)	Includes the gain from the sale 500 L'Enfant Plaza of $47.4 million during the three months ended September 30, 2021. Includes the gain from the sale of Fairway, Courthouse Metro, 5615 Fishers Lane and 500 L'Enfant Plaza totaling $85.5 million during the nine months ended September 30, 2021. Includes the loss from the sale of Woodglen of $16.4 million during the nine months ended September 30, 2020.

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

Unconsolidated VIEs

As of September 30, 2021 and December 31, 2020, we had interests in entities deemed to be VIEs. Although we are engaged to act as the managing partner in charge of day-to-day operations of these investees, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. We account for our investment in these entities under the equity method. As of September 30, 2021 and December 31, 2020, the net carrying amount of our investment in these entities was $165.4 million and $116.2 million, which is included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs is included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees. See Note 17 for additional information.

Consolidated VIEs

JBG SMITH LP is our most significant consolidated VIE. We hold 90.8% of the limited partnership interest in JBG SMITH LP, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management. The noncontrolling interests of JBG SMITH LP do not have substantive liquidation rights, substantive kick-out rights without cause, or substantive participating rights that could be exercised by a simple majority of noncontrolling interest limited partners (including by such a limited partner unilaterally). Because the noncontrolling interest holders do not have these rights, JBG SMITH LP is a VIE. As general partner, we have the power to direct the activities of JBG SMITH LP that most significantly affect its economic performance, and through our majority interest, we have both the right to receive benefits from and the obligation to absorb losses of JBG SMITH LP. Accordingly, we are the primary beneficiary of JBG SMITH LP and consolidate it in our financial statements. Because we conduct our business and hold our assets and liabilities through JBG SMITH LP, its total assets and liabilities comprise substantially all of our consolidated assets and liabilities.

Through the structure of the 1900 Crystal Drive transaction we executed in March 2021, we have the ability to facilitate an exchange out of an asset into 1900 Crystal Drive. We leased the land underlying 1900 Crystal Drive located in National

Landing to a lessee, which plans to construct an 808-unit multifamily asset comprising two towers with ground floor retail. The ground lessee has engaged us to be the development manager for the construction of 1900 Crystal Drive, and separately, we are the lessee in a master lease of the asset. We have an option to acquire the asset until a specified period after completion. In March 2021, the ground lessee entered into a mortgage loan collateralized by the leasehold interest with a maximum principal balance of $227.0 million and an interest rate of LIBOR plus 3.0% per annum. As of September 30, 2021, no proceeds had been received from the mortgage loan. In connection with the mortgage loan, we have guaranteed the completion of the asset and provided certain carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy). The ground lessee was obligated to invest $17.5 million of equity funding, all of which has been funded, and we are obligated to provide additional project funding through a mezzanine loan to the ground lessee, of which we have funded $11.7 million as of September 30, 2021. We determined that 1900 Crystal Drive is a VIE and that we are the primary beneficiary of the VIE. Accordingly, we consolidate the VIE with the lessee's ownership interest shown as "Noncontrolling interests" in our balance sheet. The ground lease, the mezzanine loan and the master lease described above are eliminated in consolidation. As of September 30, 2021, the VIE had total assets and liabilities of $29.7 million and $4.5 million. The assets of the VIE can only be used to settle the obligations of the VIE, and the liabilities include third-party liabilities of the VIE for which the creditors or beneficial interest holders do not have recourse against us.

6.Other Assets, Net

The following is a summary of other assets, net:

	September 30, 2021	December 31, 2020

	(In thousands)
Deferred leasing costs, net	$116,544	$117,141
Lease intangible assets, net	11,055	15,565
Management and leasing contracts, net	21,084	25,512
Other identified intangible assets	17,360	17,500
Wireless spectrum licenses (1)	25,730	—
Operating lease right-of-use assets	3,326	3,542
Finance lease right-of-use assets	41,675	41,996
Prepaid expenses	20,171	14,000
Deferred financing costs, net	9,352	6,656
Deposits (1)	12,026	28,560
Other	22,214	16,103
Total other assets, net	$300,537	$286,575
(1)	During 2020, we deposited $25.3 million with the Federal Communications Commission in connection with the acquisition of wireless spectrum licenses. In March 2021, we received the licenses. While the licenses are issued for ten years, as long as we act within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that the licenses are indefinite-lived intangible assets.

7.Debt

Mortgages Payable

The following is a summary of mortgages payable:

	Weighted Average
	Effective
	Interest Rate (1)	September 30, 2021	December 31, 2020

		(In thousands)
Variable rate (2)	2.08%	$762,246	$678,346
Fixed rate (3)	4.32%	922,161	925,523
Mortgages payable		1,684,407	1,603,869
Unamortized deferred financing costs and premium / discount, net (4)		(10,122)	(10,131)
Mortgages payable, net		$1,674,285	$1,593,738

(1)	Weighted average effective interest rate as of September 30, 2021.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(4)	As of September 30, 2021, net deferred financing costs related to an unfunded mortgage loan totaling $4.0 million were included in "Other assets, net."

As of September 30, 2021 and December 31, 2020, the net carrying value of real estate collateralizing our mortgages payable totaled $1.8 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgages payable are recourse to us. See Note 17 for additional information.

In July 2021, we entered into a mortgage loan with a principal balance of $85.0 million, collateralized by 1225 S. Clark Street. The mortgage loan has a seven-year term and an interest rate of LIBOR plus 1.60% per annum.

As of September 30, 2021 and December 31, 2020, we had various interest rate swap and cap agreements on certain mortgages payable with an aggregate notional value of $1.3 billion. See Note 15 for additional information.

Credit Facility

As of September 30, 2021 and December 31, 2020, our $1.4 billion credit facility consisted of a $1.0 billion revolving credit facility maturing in January 2025, a $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023 and a $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. The following is a summary of amounts outstanding under the credit facility:

	Effective
	Interest Rate (1)	September 30, 2021	December 31, 2020

		(In thousands)
Revolving credit facility (2) (3) (4)	1.13%	$—	$—

Tranche A-1 Term Loan (5)	2.59%	$200,000	$200,000
Tranche A-2 Term Loan (5)	2.49%	200,000	200,000
Unsecured term loans		400,000	400,000
Unamortized deferred financing costs, net		(1,507)	(2,021)
Unsecured term loans, net		$398,493	$397,979
(1)	Effective interest rate as of September 30, 2021.
(2)	As of September 30, 2021 and December 31, 2020, letters of credit with an aggregate face amount of $1.4 million and $1.5 million were outstanding under our revolving credit facility.
(3)	As of September 30, 2021 and December 31, 2020, net deferred financing costs related to our revolving credit facility totaling $5.4 million and $6.7 million were included in "Other assets, net."
(4)	The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(5)	As of September 30, 2021 and December 31, 2020, the outstanding balance was fixed by interest rate swap agreements. The interest rate swaps mature concurrently with the respective term loan and provide a weighted average interest rate of 1.39% for the Tranche A-1 Term Loan and 1.34% for the Tranche A-2 Term Loan.

8.Other Liabilities, Net

The following is a summary of other liabilities, net:

	September 30, 2021	December 31, 2020

	(In thousands)
Lease intangible liabilities, net	$8,567	$10,300
Lease assumption liabilities	6,257	10,126
Lease incentive liabilities	14,125	13,913
Liabilities related to operating lease right-of-use assets	8,914	10,752
Liabilities related to finance lease right-of-use assets	40,733	40,221
Prepaid rent	20,343	19,809
Security deposits	17,953	13,654
Environmental liabilities	18,168	18,242
Deferred tax liability, net	6,290	2,509
Dividends payable	—	34,075
Derivative agreements, at fair value	28,406	44,222
Deferred purchase price (1)	19,639	19,479
Other	10,809	10,472
Total other liabilities, net	$200,204	$247,774
(1)	Deferred purchase price associated with the December 2020 acquisition of the former Americana Hotel site.

9.Redeemable Noncontrolling Interests

JBG SMITH LP

OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. During the nine months ended September 30, 2021 and 2020, unitholders redeemed 829,107 and 1.1 million OP Units, which we elected to redeem for an equivalent number of our common shares. As of September 30, 2021, outstanding OP Units totaled 13.1 million, representing a 9.2% ownership interest in JBG SMITH LP. On our balance sheets, our OP Units and certain vested long-term incentive partnership units ("LTIP Units") are presented at the higher of their redemption value or their carrying value, with adjustments to the redemption value recognized in "Additional paid-in capital." Redemption value per OP Unit is equivalent to the market value of one of our common shares at the end of the period. In October 2021, unitholders redeemed 20,953 OP Units, which we elected to redeem for an equivalent number of our common shares.

Consolidated Real Estate Venture

We are a partner in a consolidated real estate venture that owns a multifamily asset located in Washington, D.C. Pursuant to the terms of the real estate venture agreement, we are obligated to fund all capital contributions until our ownership interest reaches a maximum of 97.0%. Our partner can redeem its interest for cash under certain conditions. As of September 30, 2021, we held a 96.0% ownership interest in the real estate venture.

The following is a summary of the activity of redeemable noncontrolling interests:

	Three Months Ended September 30,
	2021			2020
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance, beginning of period	$536,171	$8,468	$544,639	$493,067	$6,016	$499,083
OP Unit redemptions	(5,670)	—	(5,670)	(4,796)	—	(4,796)
Net income (loss) attributable to redeemable noncontrolling interests	116	(13)	103	(2,176)	(36)	(2,212)
Other comprehensive income	413	—	413	309	—	309
Distributions	(3,993)	—	(3,993)	(3,723)	—	(3,723)
Share-based compensation expense	10,695	—	10,695	14,496	—	14,496
Adjustment to redemption value	(20,748)	1,474	(19,274)	(14,012)	1,776	(12,236)
Balance, end of period	$516,984	$9,929	$526,913	$483,165	$7,756	$490,921

	Nine Months Ended September 30,
	2021			2020
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance, beginning of period	$522,882	$7,866	$530,748	$606,699	$6,059	$612,758
OP Unit redemptions	(27,350)	—	(27,350)	(40,674)	—	(40,674)
LTIP Units issued in lieu of cash bonuses (1)	5,614	—	5,614	4,066	—	4,066
Net loss attributable to redeemable noncontrolling interests	(2,400)	(72)	(2,472)	(366)	(79)	(445)
Other comprehensive income (loss)	1,621	—	1,621	(3,446)	—	(3,446)
Distributions	(9,282)	—	(9,282)	(7,505)	—	(7,505)
Share-based compensation expense	36,066	—	36,066	51,742	—	51,742
Adjustment to redemption value	(10,167)	2,135	(8,032)	(127,351)	1,776	(125,575)
Balance, end of period	$516,984	$9,929	$526,913	$483,165	$7,756	$490,921
(1)	See Note 11 for additional information.

10.Property Rental Revenue

The following is a summary of property rental revenue from our non-cancellable leases:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	X	2021	2020

	(In thousands)
Fixed	$114,100	$109,321		$339,321	$326,866
Variable	11,800	9,359		31,639	27,653
Property rental revenue	$125,900	$118,680		$370,960	$354,519

11.Share-Based Payments

LTIP Units and Time-Based LTIP Units

During the nine months ended September 30, 2021, we granted to certain employees 498,955 LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") with a weighted average grant-date fair value of $29.21 per unit that primarily vest ratably over four years subject to continued employment. Compensation expense for these units is being recognized over a four-year period.

Additionally, in January 2021, we granted 163,065 fully vested LTIP Units to certain employees, who elected to receive all or a portion of their cash bonus, related to 2020 service, as LTIP Units. The LTIP units had a grant-date fair value of $29.54 per unit. Compensation expense totaling $4.8 million for these LTIP Units was recognized in 2020.

In April 2021, as part of their annual compensation, we granted to non-employee trustees a total of 71,792 fully vested LTIP Units with an aggregate grant-date fair value of $1.9 million. The LTIP Units may not be sold while a trustee is serving on the Board of Trustees.

In July 2021, we granted to certain employees 608,325 Time-Based LTIP Units with a weighted average grant-date fair value of $31.73 per unit that vest 50% on the fifth anniversary of the grant date and 25% on each of the sixth and seventh anniversaries of the grant date, subject to continued employment. Compensation expense for these units is being recognized over a seven-year period.

The aggregate grant-date fair value of the Time-Based LTIP Units and LTIP Units granted during the nine months ended September 30, 2021 was $40.6 million. The Time-Based LTIP Units and LTIP Units were valued based on the closing common share price on the date of grant, less a discount for post-grant restrictions. The discount was determined using Monte Carlo simulations, and the following is a summary of the significant assumptions used to value these units:

Expected volatility	34.0% to 39.0%
Risk-free interest rate	0.1% to 0.4%
Post-grant restriction periods	2 to 3 years

Performance-Based LTIP Units

In January 2021, we granted to certain employees 627,874 LTIP Units with performance-based vesting requirements ("Performance-Based LTIP Units") with a weighted average grant-date fair value of $15.14 per unit. Our Performance-Based LTIP Units have a three-year performance period. 50% of any Performance-Based LTIP Units that are earned vest at the end of the three-year performance period and the remaining 50% vest on the fourth anniversary of the date of grant, subject to continued employment. If, however, the Performance-Based LTIP Units do not achieve a positive absolute total shareholder return ("TSR") at the end of the three-year performance period, but satisfy the relative performance criteria thereof, 50% of the units that otherwise could have been earned will be forfeited, and the remaining units that are earned will vest if and when we achieve a positive TSR during the succeeding seven years, measured at the end of each quarter. Compensation expense for these units is generally being recognized over a four-year period. In January 2021, the three-year performance period ended for the Performance-Based LTIP Units granted on February 2, 2018. Based on our relative performance and absolute TSR over the three-year performance period, 100% of the units granted were earned.

In July 2021, we granted to certain employees 844,070 Performance-Based LTIP Units with a weighted average grant-date fair value of $23.08 per unit that vest 50% on the fifth anniversary of the grant date and 25% on each of the sixth and seventh anniversaries of the grant date, subject to continued employment, and earn based on our achievement of four share price targets during the performance period commencing on the first anniversary of the grant date and ending on the sixth anniversary of the grant date. Compensation expense for these units is being recognized over a seven-year period.

The aggregate grant-date fair value of the Performance-Based LTIP Units granted during the nine months ended September 30, 2021 was $29.0 million, valued using Monte Carlo simulations. The following is a summary of the significant assumptions used to value the Performance-Based LTIP Units:

Expected volatility	31.0% - 34.0%
Dividend yield	2.6%
Risk-free interest rate	0.2% - 1.0%

Restricted Share Units ("RSUs")

In January 2021, we granted to certain non-executive employees 22,194 RSUs with time-based vesting requirements ("Time-Based RSUs") with a weighted average grant-date fair value of $31.52 per unit and 13,516 RSUs with performance-based vesting requirements ("Performance-Based RSUs") with a weighted average grant-date fair value of $15.16 per unit. Vesting requirements and compensation expense recognition for the Time-Based RSUs and the Performance-Based RSUs are identical to those of the Time-Based LTIP Units and Performance-Based LTIP Units granted in January 2021.

The aggregate grant-date fair value of the RSUs granted during the nine months ended September 30, 2021 was $905,000. The Time-Based RSUs were valued based on the closing common share price on the date of grant and the Performance-Based RSUs were valued using Monte Carlo simulations with the same significant assumptions used to value the Performance-Based LTIP Units above.

ESPP

Pursuant to the ESPP, employees purchased 34,320 common shares for $880,000 during the nine months ended September 30, 2021. The following is a summary of the significant assumptions used to value the ESPP common shares using the Black-Scholes model:

Expected volatility	39.0%
Dividend yield	1.5%
Risk-free interest rate	0.1%
Expected life	6 months

Share-Based Compensation Expense

The following is a summary of share-based compensation expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	X	2021	2020

	(In thousands)
Time-Based LTIP Units	$3,999	$3,364		$12,494	$11,003
Performance-Based LTIP Units	3,216	3,999		9,615	14,207
LTIP Units	—	—		1,091	1,100
Other equity awards (1)	1,473	1,690		4,395	4,829
Share-based compensation expense - other	8,688	9,053		27,595	31,139
Formation Awards	476	875		1,923	3,473
OP Units (2)	1,610	4,780		6,508	17,398
LTIP Units (2)	66	95		217	310
Special Performance-Based LTIP Units (3)	629	657		2,014	2,015
Special Time-Based LTIP Units (3)	699	726		2,204	2,236
Share-based compensation related to Formation Transaction and special equity awards (4)	3,480	7,133		12,866	25,432
Total share-based compensation expense	12,168	16,186		40,461	56,571
Less: amount capitalized	(740)	(1,177)		(2,141)	(3,388)
Share-based compensation expense	$11,428	$15,009		$38,320	$53,183
(1)	Primarily comprising compensation expense for: (i) fully vested LTIP Units issued to certain employees in lieu of all or a portion of any cash bonus earned, (ii) RSUs and (iii) shares issued under our ESPP.
(2)	Represents share-based compensation expense for LTIP Units and OP Units issued in the Formation Transaction, which are subject to post-Combination employment obligations.
(3)	Represents equity awards issued related to our successful pursuit of Amazon's additional headquarters in National Landing.
(4)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in the accompanying statements of operations.

As of September 30, 2021, we had $73.7 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 3.5 years.

12.Transaction and Other Costs

The following is a summary of transaction and other costs:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	X	2021	2020

	(In thousands)
Demolition costs	$1,422	$179		$2,869	$179
Integration and severance costs	154	406		616	3,066
Completed, potential and pursued transaction expenses	1,375	260		5,426	281
Other (1)	—	—		—	4,000
Transaction and other costs	$2,951	$845		$8,911	$7,526
(1)	Related to a charitable commitment to the Washington Housing Conservancy, a non-profit that acquires and owns affordable workforce housing in the Washington, D.C. metropolitan area.

13.Interest Expense

The following is a summary of interest expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	X	2021	2020

	(In thousands)
Interest expense before capitalized interest	$17,278	$18,274		$50,744	$52,751
Amortization of deferred financing costs	1,096	857		3,188	2,255
Interest expense related to finance lease right-of-use assets	430	464		1,284	1,026
Net unrealized (gain) loss on derivative financial instruments not designated as cash flow hedges	37	202		(50)	173
Capitalized interest	(1,598)	(2,912)		(4,854)	(11,545)
Interest expense	$17,243	$16,885		$50,312	$44,660

14.Shareholders' Equity and Earnings Per Common Share

Common Shares Repurchased

In March 2020, our Board of Trustees authorized the repurchase of up to $500 million of our outstanding common shares. During three and nine months ended September 30, 2021, we repurchased and retired 2.3 million and 2.9 million common shares for $68.9 million and $88.1 million, an average purchase price of $29.73 and $29.99 per share. During the three and nine months ended September 30, 2020, we repurchased and retired 1.4 million and 2.9 million common shares for $38.4 million and $79.6 million, an average purchase price of $26.64 and $27.82 per share. Since we began the share repurchase program, we have repurchased and retired 6.7 million common shares for $192.9 million, an average purchase price of $28.71 per share.

Earnings (Loss) Per Common Share

The following is a summary of the calculation of basic and diluted earnings (loss) per common share and a reconciliation of the amounts of net income (loss) available to common shareholders used in calculating basic and diluted earnings per common share to net income (loss):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	X	2021	2020

	(In thousands, except per share amounts)
Net income (loss)	$996	$(25,005)		$(26,391)	$(17,093)
Net (income) loss attributable to redeemable noncontrolling interests	(103)	2,212		2,472	445
Net loss attributable to noncontrolling interests	—	—		1,108	—
Net income (loss) attributable to common shareholders	893	(22,793)		(22,811)	(16,648)
Distributions to participating securities	(763)	(822)		(1,497)	(1,729)
Net income (loss) available to common shareholders - basic and diluted	$130	$(23,615)		$(24,308)	$(18,377)

Weighted average number of common shares outstanding - basic and diluted	131,351	133,620		131,456	133,924

Earnings (loss) per common share - basic and diluted	$0.00	$(0.18)		$(0.18)	$(0.14)

The effect of the redemption of OP Units, LTIP Units and Time-Based LTIP Units that were outstanding as of September 30, 2021 and 2020 is excluded in the computation of diluted earnings per common share as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings per share). Since OP Units, LTIP Units and Time-Based LTIP Units, which are held by noncontrolling interests, are attributed gains at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average OP Units, LTIP Units and Time-Based LTIP Unit impact are excluded from net income (loss) available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted earnings per common share. Performance-Based LTIP Units, Special Performance-Based LTIP Units, Formation Awards and RSUs, which totaled 5.2 million and 4.9 million for the three and nine months ended September 30, 2021, and 4.4 million and 4.9 million for the three and nine months ended September 30, 2020, were excluded from the calculation of diluted earnings per common share as they were antidilutive, but potentially could be dilutive in the future.

Dividends Declared in October 2021

On October 27, 2021, our Board of Trustees declared a quarterly dividend of $0.225 per common share, payable on November 24, 2021 to shareholders of record as of November 10, 2021.

15.Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.

As of September 30, 2021 and December 31, 2020, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized loss on our derivative financial instruments designated as cash flow hedges was $27.8 million and $43.9 million as of September 30, 2021 and December 31, 2020 and was recorded in "Accumulated other comprehensive loss" in our balance sheets, of which a portion was reclassified to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $14.6 million of net unrealized loss as an increase to interest expense.

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

The following is a summary of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2021
Derivative financial instruments designated as cash flow hedges:
Classified as liabilities in "Other liabilities, net"	$28,406	—	$28,406	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	266	—	266	—

December 31, 2020
Derivative financial instruments designated as cash flow hedges:
Classified as liabilities in "Other liabilities, net"	$44,222	—	$44,222	—
Derivative financial instruments not designated as cash flow hedges:
Classified as assets in "Other assets, net"	35	—	35	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2021 and December 31, 2020, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains and losses included in "Other comprehensive income (loss)" in our statements of comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 were attributable to the net change in unrealized gains or losses related to the interest rate swaps that were outstanding during those periods, none of which were reported in our statements of operations as the interest rate swaps were documented and qualified as hedging instruments.

Financial Assets and Liabilities Not Measured at Fair Value

As of September 30, 2021 and December 31, 2020, all financial assets and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	September 30, 2021		December 31, 2020
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgages payable	$1,684,407	$1,739,548	$1,603,869	$1,606,470
Unsecured term loans	400,000	400,201	400,000	399,678
(1)	The carrying amount consists of principal only.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	X	2021	2020

	(In thousands)
Property management fees	$4,831	$4,694		$14,549	$15,453
Asset management fees	2,145	2,301		6,602	7,400
Development fees (1)	4,032	2,614		22,705	8,474
Leasing fees	1,822	1,086		4,106	3,627
Construction management fees	—	584		375	2,057
Other service revenue	1,295	2,000		4,783	5,452
Third-party real estate services revenue, excluding reimbursements	14,125	13,279		53,120	42,463
Reimbursement revenue (2)	11,717	13,708		37,574	41,407
Third-party real estate services revenue, including reimbursements	25,842	26,987		90,694	83,870
Third-party real estate services expenses	25,542	28,207		80,035	86,260
Third-party real estate services revenue less expenses	$300	$(1,220)		$10,659	$(2,390)

(1)	Estimated development fee revenue totaling $51.2 million as of September 30, 2021 is expected to be recognized over the next six years as unsatisfied performance obligations are completed.
(2)	Represents reimbursement of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Management company assets primarily consist of management and leasing contracts with a net book value of $21.1 million and $25.5 million as of September 30, 2021 and December 31, 2020, which are classified in "Other assets, net" in our balance sheets. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

The following is the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	X	2021	2020

	(In thousands)
Net income (loss) attributable to common shareholders	$893	$(22,793)		$(22,811)	$(16,648)
Add:
Depreciation and amortization expense	56,726	56,481		178,130	157,586
General and administrative expense:
Corporate and other	12,105	11,086		38,475	37,478
Third-party real estate services	25,542	28,207		80,035	86,260
Share-based compensation related to Formation Transaction and special equity awards	3,480	7,133		12,866	25,432
Transaction and other costs	2,951	845		8,911	7,526
Interest expense	17,243	16,885		50,312	44,660
Loss on extinguishment of debt	—	—		—	33
Income tax expense (benefit)	217	(488)		4,527	(3,721)
Net income (loss) attributable to redeemable noncontrolling interests	103	(2,212)		(2,472)	(445)
Net loss attributable to noncontrolling interests	—	—		(1,108)	—
Less:
Third-party real estate services, including reimbursements revenue	25,842	26,987		90,694	83,870
Other revenue	1,568	2,292		5,658	5,438
Income (loss) from unconsolidated real estate ventures, net	20,503	(965)		23,513	(17,142)
Interest and other income, net	192	—		163	1,021
Gain on sale of real estate	—	—		11,290	59,477
Consolidated NOI	$71,155	$66,830		$215,547	$205,497

The following is a summary of NOI by segment. Items classified in the Other column include future development assets, corporate entities and the elimination of intersegment activity.

	Three Months Ended September 30, 2021
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$92,522	$35,020	$(1,642)	$125,900
Parking revenue	3,520	111	81	3,712
Total property revenue	96,042	35,131	(1,561)	129,612
Property expense:
Property operating	27,068	14,212	(1,082)	40,198
Real estate taxes	12,098	4,930	1,231	18,259
Total property expense	39,166	19,142	149	58,457
Consolidated NOI	$56,876	$15,989	$(1,710)	$71,155

	Three Months Ended September 30, 2020
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$90,050	$30,452	$(1,822)	$118,680
Parking revenue	3,002	74	—	3,076
Total property revenue	93,052	30,526	(1,822)	121,756
Property expense:
Property operating	26,701	13,226	(2,355)	37,572
Real estate taxes	12,136	4,656	562	17,354
Total property expense	38,837	17,882	(1,793)	54,926
Consolidated NOI	$54,215	$12,644	$(29)	$66,830

	Nine Months Ended September 30, 2021
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$275,736	$100,324	$(5,100)	$370,960
Parking revenue	9,169	286	188	9,643
Total property revenue	284,905	100,610	(4,912)	380,603
Property expense:
Property operating	76,155	38,449	(4,675)	109,929
Real estate taxes	36,018	15,240	3,869	55,127
Total property expense	112,173	53,689	(806)	165,056
Consolidated NOI	$172,732	$46,921	$(4,106)	$215,547

	Nine Months Ended September 30, 2020
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$266,823	$94,873	$(7,177)	$354,519
Parking revenue	10,018	249	—	10,267
Total property revenue	276,841	95,122	(7,177)	364,786
Property expense:
Property operating	78,645	34,238	(7,016)	105,867
Real estate taxes	36,532	14,088	2,802	53,422
Total property expense	115,177	48,326	(4,214)	159,289
Consolidated NOI	$161,664	$46,796	$(2,963)	$205,497

The following is a summary of certain balance sheet data by segment:

	Commercial	Multifamily	Other	Total

	(In thousands)
September 30, 2021
Real estate, at cost	$3,494,929	$2,135,448	$395,758	$6,026,135
Investments in unconsolidated real estate ventures	300,304	110,369	75,379	486,052
Total assets (1)	3,541,397	1,779,416	688,165	6,008,978
December 31, 2020
Real estate, at cost	$3,459,171	$2,036,131	$505,329	$6,000,631
Investments in unconsolidated real estate ventures	327,798	108,593	24,978	461,369
Total assets (1)	3,430,509	1,787,718	861,320	6,079,547
(1)	Includes assets held for sale. See Note 3 for additional information.

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

Construction Commitments

As of September 30, 2021, we had assets under construction that will, based on our current plans and estimates, require an additional $320.3 million to complete, which we anticipate will be primarily expended over the next three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, issuance and sale of securities, and available cash.

Environmental Matters

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the assets. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $18.2 million as of September 30, 2021 and December 31, 2020 and are included in "Other liabilities, net" in our balance sheets.

Other

As of September 30, 2021, we had committed tenant-related obligations totaling $76.9 million ($73.6 million related to our consolidated entities and $3.3 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

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

As of September 30, 2021, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $66.1 million. As of September 30, 2021, we had no principal payment guarantees related to our unconsolidated real estate ventures.

Additionally, with respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of September 30, 2021, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

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

We launched the WHI with the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. We are the manager for the WHI Impact Pool, which is the social impact debt financing vehicle of the WHI. As of September 30, 2021, the WHI Impact Pool had completed closings of capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million. As of September 30, 2021, our remaining commitment was $8.3 million.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds and the WHI Impact Pool was $5.6 million and $17.2 million for the three and nine months ended September 30, 2021, and $4.6 million and $17.3 million for the three and nine months ended September 30, 2020. As of September 30, 2021 and December 31, 2020, we had receivables from the JBG Legacy Funds and the WHI Impact Pool totaling $3.5 million and $7.5 million for such services.

We rented our former corporate offices from an unconsolidated real estate venture and made payments totaling $246,000 and $1.0 million for the three and nine months ended September 30, 2021, and $403,000 and $4.1 million for the three and nine months ended September 30, 2020.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $4.9 million and $13.4 million during the three and nine months ended September 30, 2021, and $4.0 million and $12.6 million for the three and nine months ended September 30, 2020, which is included in "Property operating expenses" in our statements of operations.

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

Organization and Basis of Presentation

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust ("REIT"), owns and operates a portfolio of commercial and multifamily assets amenitized with ancillary retail. JBG SMITH's portfolio reflects its longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area that have high barriers to entry and vibrant urban amenities. Over half of our portfolio is in National Landing where we serve as the exclusive developer for Amazon.com, Inc.'s ("Amazon") new headquarters and where Virginia Tech's under-construction $1 billion Innovation Campus is located. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the Washington Housing Initiative ("WHI") Impact Pool, Amazon, the legacy funds formerly organized by The JBG Companies ("JBG") (the "JBG Legacy Funds") and other third parties. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. JBG SMITH is referred to as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures.

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of September 30, 2021 and December 31, 2020, and for the three and nine months ended September 30, 2021 and 2020. References to our balance sheets refer to our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. References to our statements of operations refer to our condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020.

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

Overview

As of September 30, 2021, our Operating Portfolio consisted of 63 operating assets comprising 42 commercial assets totaling 13.1 million square feet (11.3 million square feet at our share) and 21 multifamily assets totaling 7,776 units (6,125 units at our share). Additionally, we have: (i) one under-construction multifamily asset with 808 units (808 units at our share); (ii) 11 near-term development assets totaling 5.3 million square feet (5.0 million square feet at our share) of estimated potential development density; and (iii) 25 future development assets totaling 14.3 million square feet (11.6 million square feet at our share) of estimated potential development density. In 2021, we achieved carbon neutrality across our Operating Portfolio through the purchase of verified carbon offsets and renewable energy credits.

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

2021 Outlook

A fundamental component of our strategy to maximize long-term net asset value per share is active capital allocation. Since our inception in 2017, we have completed the sale, recapitalization and/or ground lease of $1.7 billion of primarily office assets, and we intend to opportunistically sell at least another $1.4 billion of non-core office assets and land. We are currently targeting dispositions primarily of office assets in submarkets where we have less concentration and where we anticipate lower growth rates going forward relative to other opportunities within our portfolio. Additionally, we may market select land assets where ground lease or joint venture execution may represent the clearest path to maximizing value. Redeploying the proceeds from any such sales and recapitalizations will not only help fund our planned growth but will also further advance the strategic shift of our portfolio to majority multifamily.

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

The pandemic continues to evolve, and while we are optimistic about the future, we remain cautious about the medium-term implications for office assets. Vacancy is still at record highs across the region, and most companies are still not fully back in the office. Occupancy of our commercial portfolio declined by 180 basis points from June 30, 2021, the majority of which was related to pre-pandemic decision making, although we had two civilian agency Government Services Administration tenants that reduced their leased square footage due to a planned shift toward working from home. We expect continued pressure on our office occupancy through the end of the year and into 2022. Although parking revenue increased during the three months ended September 30, 2021 as compared to the same period in 2020, parking revenue in our commercial portfolio was approximately 60% below pre-pandemic levels of approximately $30 million annually due to delayed return-to-the-office plans for many of our office tenants.

We are seeing improvements in our multifamily portfolio, with a 390 basis point increase in the occupancy of our operating multifamily portfolio from June 30, 2021 and an increase in market rents due to increased demand and limited new supply.

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

Operating Results

Key highlights for the three and nine months ended September 30, 2021 included:

●	net income attributable to common shareholders of $893,000, or $0.00 per diluted common share, for the three months ended September 30, 2021 compared to a net loss attributable to common shareholders of $22.8 million, or $0.18 per diluted common share, for the three months ended September 30, 2020. Net loss attributable to common shareholders of $22.8 million, or $0.18 per diluted common share, for the nine months ended September 30, 2021 compared to $16.6 million, or $0.14 per diluted common share, for the nine months ended September 30, 2020;
●	third-party real estate services revenue, including reimbursements, of $25.8 million and $90.7 million for the three and nine months ended September 30, 2021 compared to $27.0 million and $83.9 million for the three and nine months ended September 30, 2020;
●	operating commercial portfolio leased and occupied percentages at our share of 84.9% and 82.6% as of September 30, 2021 compared to 85.9% and 84.4% as of June 30, 2021, and 88.4% and 85.3% as of September 30, 2020;
●	operating multifamily portfolio leased and occupied percentages at our share of 92.9% and 90.2% as of September 30, 2021 compared to 91.6% and 86.3% as of June 30, 2021, and 83.0% and 76.6% as of September 30, 2020. The in-service operating multifamily portfolio was 95.1% leased and 92.1% occupied as of September 30, 2021, compared to 95.0% leased and 89.8% occupied as of June 30, 2021, and 92.8% leased and 88.1% occupied as of September 30, 2020;
●	the leasing of 159,000 square feet, or 126,000 square feet at our share, at an initial rent (1) of $44.82 per square foot and a GAAP-basis weighted average rent per square foot (2) of $45.87 for the three months ended September 30, 2021, and the leasing of 1.2 million square feet on a consolidated basis and at our share, at an initial rent (1) of $46.04 per square foot and a GAAP-basis weighted average rent per square foot (2) of $45.43 for the nine months ended September 30, 2021; and
●	same store (3) NOI of $72.7 million for the three months ended September 30, 2021 was unchanged compared to the three months ended September 30, 2020, and a decrease in same store (3) NOI of 3.3% to $223.3 million for the nine months ended September 30, 2021 compared to $231.0 million for the nine months ended September 30, 2020.
(1)	Represents the cash basis weighted average starting rent per square foot at our share, which excludes free rent and fixed escalations.
(2)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations.
(3)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the nine months ended September 30, 2021 included:

●	the lease of the land underlying 1900 Crystal Drive located in National Landing to a lessee, which plans to construct an 808-unit multifamily asset comprising two towers with ground floor retail. Through the structure of the 1900 Crystal Drive transaction, we have the ability to facilitate an exchange out of an asset into 1900 Crystal Drive. The ground lessee has engaged us to be the development manager for the construction of 1900 Crystal Drive, and separately, we are the lessee in a master lease of the asset. We have an option to acquire the asset until a specified period after completion. See Note 5 to the financial statements for additional information;
●	an investment in two real estate ventures, in which we have 50% ownership interests, to design, develop, manage and own approximately 2.0 million square feet of new mixed-use development located in Potomac Yard, the southern portion of National Landing. We recognized an $11.3 million gain on the land contributed to one of the real estate ventures based on the cash received and the remeasurement of our retained interest in the asset. See Note 4 to the financial statements for additional information;
●	recognition of an aggregate gain of $28.3 million from the sale of various assets by our unconsolidated real estate ventures. See Note 4 to the financial statements for additional information;
●	the execution of an agreement to acquire The Batley, a 432-unit multifamily asset in the Union Market submarket of Washington, D.C., for a purchase price of approximately $205 million, which we intend to use as a replacement property in a like-kind exchange for the proceeds from the sale of Pen Place to Amazon. See Note 3 to the financial statements for additional information;
●	a new mortgage loan with a principal balance of $85.0 million, collateralized by 1225 S. Clark Street. The mortgage loan has a seven-year term and an interest rate of LIBOR plus 1.60% per annum;

●	the payment of dividends to our common shareholders totaling $88.9 million and distributions to our noncontrolling interests of $13.7 million;
●	the repurchase and retirement of 2.9 million of our common shares for $88.1 million, an average purchase price of $29.99 per share; and
●	the investment of $108.4 million in development, construction in progress and real estate additions.

Activity subsequent to September 30, 2021 included:

●	the declaration of a quarterly dividend of $0.225 per common share, payable on November 24, 2021 to shareholders of record as of November 10, 2021.

Critical Accounting Policies and Estimates

Our Annual Report on Form 10-K for the year ended December 31, 2020 contains a description of our critical accounting policies, including asset acquisitions and business combinations, real estate, investments in real estate ventures, revenue recognition and share-based compensation. There have been no significant changes to our policies during the nine months ended September 30, 2021.

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

Comparison of the Three Months Ended September 30, 2021 to 2020

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended September 30, 2021 compared to the same period in 2020:

	Three Months Ended September 30,
	2021	2020	% Change

	(Dollars in thousands)
Property rental revenue	$125,900	$118,680	6.1%
Third-party real estate services revenue, including reimbursements	25,842	26,987	(4.2)%
Depreciation and amortization expense	56,726	56,481	0.4%
Property operating expense	40,198	37,572	7.0%
Real estate taxes expense	18,259	17,354	5.2%
General and administrative expense:
Corporate and other	12,105	11,086	9.2%
Third-party real estate services	25,542	28,207	(9.4)%
Share-based compensation related to Formation Transaction and special equity awards	3,480	7,133	(51.2)%
Transaction and other costs	2,951	845	249.2%
Income (loss) from unconsolidated real estate ventures, net	20,503	(965)	*
Interest expense	17,243	16,885	2.1%

* Not meaningful.

Property rental revenue increased by approximately $7.2 million, or 6.1%, to $125.9 million in 2021 from $118.7 million in 2020. The increase was primarily due to (i) a $5.1 million increase related to the deferral of rent and the write-off of deferred rent receivables for tenants that were placed on the cash basis of accounting in 2020 and a decrease in uncollectable operating lease receivables attributable to COVID-19 in 2021, (ii) a $4.7 million increase related to 4747 Bethesda Avenue,

West Half, The Wren, 900 W Street and 901 W Street as these properties placed additional space into service, (iii) a $2.6 million increase related to 1770 Crystal Drive, which was placed into service in the fourth quarter of 2020, and (iv) a $1.8 million increase related to the commencement of the lease with Amazon at 2100 Crystal Drive. The increase in property rental revenue was partially offset by a $6.4 million decrease related to lower occupancy at the Universal Buildings, 2011 Crystal Drive, 2101 L Street and RTC-West.

Third-party real estate services revenue, including reimbursements, decreased by approximately $1.1 million, or 4.2%, to $25.8 million in 2021 from $27.0 million in 2020. The decrease was primarily due to a $2.0 million decrease in reimbursements revenue, a $705,000 decrease in other service revenue and a $584,000 decrease in construction management fees, partially offset by a $1.4 million increase in development fee revenue primarily related to the timing of development projects and a $736,000 increase in leasing fees.

Depreciation and amortization expense increased by approximately $245,000, or 0.4%, to $56.7 million in 2021 from $56.5 million in 2020. The increase was primarily due to (i) a $1.9 million increase related to 2345 Crystal Drive due to an increase in tenant improvements, (ii) a $1.7 million increase related to 4747 Bethesda Avenue, West Half, The Wren, 900 W Street and 901 W Street as these properties placed additional space into service, and (iii) a $924,000 increase due to 1770 Crystal Drive being placed into service. The increase in depreciation and amortization expense was partially offset by a $4.0 million decrease related to 2000 South Bell Street and 2001 South Bell Street as we commenced construction on two new buildings in 2021.

Property operating expense increased by approximately $2.6 million, or 7.0%, to $40.2 million in 2021 from $37.6 million in 2020. The increase was primarily due to (i) a $1.2 million increase related to 2451 Crystal Drive for costs incurred for construction management services provided to tenants, (ii) an $885,000 increase related to 4747 Bethesda Avenue, West Half, The Wren, 900 W Street and 901 W Street as these properties placed additional space into service, (iii) a $576,000 increase due to 1770 Crystal Drive being placed into service and (iv) $535,000 related to 2221 South Clark Street due to higher operating expenses. The increase in property operating expense was partially offset by a $1.5 million decrease related to 1901 South Bell Street due to costs incurred in 2020 for construction management services provided to tenants.

Real estate tax expense increased by approximately $905,000, or 5.2%, to $18.3 million in 2021 from $17.4 million in 2020. The increase was primarily due to a $548,000 increase related to 4747 Bethesda Avenue and The Wren as these properties placed additional space into service, and a $543,000 increase related to 5 M Street Southwest due to an increase in its applicable tax rate in 2021.

General and administrative expense: corporate and other increased by approximately $1.0 million, or 9.2%, to $12.1 million in 2021 from $11.1 million in 2020. The increase was primarily due to a decrease in capitalizable payroll costs related to development projects.

General and administrative expense: third-party real estate services decreased by approximately $2.7 million, or 9.4%, to $25.5 million in 2021 from $28.2 million in 2020. The decrease was primarily due to a decrease in reimbursable expenses.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by approximately $3.7 million, or 51.2%, to $3.5 million in 2021 from $7.1 million in 2020. The decrease was primarily due to the graded vesting of certain awards issued in prior years, which resulted in lower expense as portions of the awards vested.

Transaction and other costs of $3.0 million in 2021 primarily included $1.4 million of demolition costs related to 2000 South Bell Street and 2001 South Bell Street and $1.4 million of expenses related to completed, potential and pursued transactions. Transaction and other costs of $845,000 in 2020 consisted of $406,000 of integration and severance costs, $260,000 of expenses related to completed, potential and pursued transactions, and $179,000 of demolition costs related to 223 23rd Street and 2300 Crystal Drive.

Income from unconsolidated real estate ventures increased by approximately $21.5 million to $20.5 million for 2021 from a loss of $965,000 in 2020. The increase was primarily due to the recognition of our proportionate share of the gain from the sale of 500 L'Enfant Plaza of $23.1 million. The increase in income from unconsolidated real estate ventures was partially offset by a $1.4 million impairment of our investment in an unconsolidated real estate venture due to a decrease in the value of the underlying asset.

Interest expense increased by approximately $358,000, or 2.1%, to $17.2 million in 2021 from $16.9 million in 2020. The increase was primarily due to a $1.3 million decrease in capitalized interest primarily due to the placing of additional space into service at 4747 Bethesda Avenue, West Half, The Wren, 901 W Street and 1770 Crystal Drive, and a $293,000 increase due to a new mortgage loan at 1225 S. Clark Street. The increase in interest expense was partially offset by a $1.2 million decrease related to the repayment of a mortgage loan at WestEnd25 in 2020.

Comparison of the Nine Months Ended September 30, 2021 to 2020

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the nine months ended September 30, 2021 compared to the same period in 2020:

	Nine Months Ended September 30,
	2021	2020	% Change

	(Dollars in thousands)
Property rental revenue	$370,960	$354,519	4.6%
Third-party real estate services revenue, including reimbursements	90,694	83,870	8.1%
Depreciation and amortization expense	178,130	157,586	13.0%
Property operating expense	109,929	105,867	3.8%
Real estate taxes expense	55,127	53,422	3.2%
General and administrative expense:
Corporate and other	38,475	37,478	2.7%
Third-party real estate services	80,035	86,260	(7.2)%
Share-based compensation related to Formation Transaction and special equity awards	12,866	25,432	(49.4)%
Transaction and other costs	8,911	7,526	18.4%
Income (loss) from unconsolidated real estate ventures, net	23,513	(17,142)	237.2%
Interest expense	50,312	44,660	12.7%
Gain on sale of real estate	11,290	59,477	(81.0)%

Property rental revenue increased by approximately $16.4 million, or 4.6%, to $371.0 million in 2021 from $354.5 million in 2020. The increase was primarily due to (i) a $12.8 million increase related to 4747 Bethesda Avenue, West Half, The Wren, 900 W Street and 901 W Street as these properties placed additional space into service, (ii) an $11.1 million increase due to the deferral of rent and the write-off of deferred rent receivable for tenants that were placed on the cash basis of accounting in 2020 and a decrease in uncollectable operating lease receivables attributable to COVID-19, (iii) a $7.4 million increase related to 1770 Crystal Drive, which was placed into service in the fourth quarter of 2020, (iv) a $3.9 million increase related to 1225 S. Clark Street due to the commencement of a lease and (v) a $3.2 million increase related to the additional space leased by Amazon at 2345 Crystal Drive. The increase in property rental revenue was partially offset by (i) a $14.1 million decrease related to lower occupancy at the Universal Buildings, 2011 Crystal Drive, 2101 L Street and RTC-West, (ii) a $4.2 million decrease related to RiverHouse Apartments and The Bartlett due to increased rent concessions and lower market rents, and (iii) a $3.4 million decrease related to 1901 South Bell Street due to tenant reimbursements for construction services in 2020.

Third-party real estate services revenue, including reimbursements, increased by approximately $6.8 million, or 8.1%, to $90.7 million in 2021 from $83.9 million in 2020. The increase was primarily due to a $14.2 million increase in development fees related to the timing of development projects. The increase in third-party real estate services revenue was partially offset by a $3.8 million decrease in reimbursements revenue, a $1.7 million decrease in property and asset management fees due to the sale of assets within the JBG Legacy Funds and a $1.7 million decrease in construction management fees due to the timing of construction projects.

Depreciation and amortization expense increased by approximately $20.5 million, or 13.0%, to $178.1 million in 2021 from $157.6 million in 2020. The increase was primarily due to (i) an $8.1 million increase related to 4747 Bethesda Avenue, West Half, The Wren, 900 W Street and 901 W Street as these properties placed additional space into service, (ii) a $6.8 million increase related to the Universal Buildings due to the write-off of certain tenant improvements, (iii) a $6.0 million increase related to 2345 Crystal Drive due to an increase in tenant improvements, (iv) a $2.5 million increase due to 1770

Crystal Drive being placed into service, (v) a $1.5 million increase related to 1550 Crystal Drive as additional space was placed into service and (vi) a $1.3 million increase related to RTC-West due to the acceleration of depreciation of certain assets. The increase in depreciation and amortization expense was partially offset by a $5.1 million decrease related to 2000 South Bell Street and 2001 South Bell Street as we commenced construction on two new buildings in 2021.

Property operating expense increased by approximately $4.1 million, or 3.8%, to $109.9 million in 2021 from $105.9 million in 2020. The increase was primarily due to (i) a $3.3 million increase related to 4747 Bethesda Avenue, West Half, The Wren, 900 W Street and 901 W Street as these properties placed additional space into service, (ii) a $2.8 million increase related to 2451 Crystal Drive due to costs incurred for construction management services provided to tenants, (iii) a $1.4 million increase due to 1770 Crystal Drive being placed into service and (iv) an $832,000 increase at Courthouse Plaza 1 and 2 related to ground rent expense. The increase in property operating expense was partially offset by a $4.3 million decrease related to 1901 South Bell Street due to costs incurred in 2020 for construction management services provided to tenants.

Real estate tax expense increased by approximately $1.7 million, or 3.2%, to $55.1 million in 2021 from $53.4 million in 2020. The increase was primarily due to (i) a $1.8 million increase at 4747 Bethesda Avenue, West Half, The Wren, 900 W Street and 901 W Street as these properties placed additional space into service, (ii) a $701,000 increase related to 5 M Street Southwest due to an increase in its applicable tax rate in 2021 and (iii) an increase of $533,000 due to 1770 Crystal Drive being placed into service. The increase in real estate tax expense was partially offset by a decrease in real estate tax assessments for various properties located in National Landing.

General and administrative expense: corporate and other increased by approximately $997,000, or 2.7%, to $38.5 million in 2021 from $37.5 million in 2020. The increase was primarily due to a decrease in capitalizable payroll costs related to development projects.

General and administrative expense: third-party real estate services decreased by approximately $6.2 million, or 7.2%, to $80.0 million in 2021 from $86.3 million in 2020. This decrease was primarily due to a decrease in reimbursable expenses and a decrease in share-based compensation expense.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by approximately $12.6 million, or 49.4%, to $12.9 million in 2021 from $25.4 million in 2020. The decrease was primarily due to the graded vesting of certain awards issued in prior years, which resulted in lower expense as portions of the awards vested.

Transaction and other costs of $8.9 million in 2021 consisted of $5.4 million of expenses related to completed, potential and pursued transactions, $2.9 million of demolition costs related to 2000 South Bell Street and 2001 South Bell Street and $616,000 of integration and severance costs. Transaction and other costs of $7.5 million in 2020 primarily included $4.0 million of costs related to a charitable commitment to the Washington Housing Conservancy, a non-profit that acquires and owns affordable workforce housing in the Washington, D.C. metropolitan area, and $3.1 million of integration and severance costs.

Income from unconsolidated real estate ventures increased by approximately $40.7 million, or 237.2%, to $23.5 million for 2021 from a loss of $17.1 million in 2020. The increase was primarily due to (i) the recognition of our proportionate share of the gain from the sale of various assets totaling $28.3 million as compared to a $3.0 million loss from the sale of Woodglen in 2020 and (ii) a $6.5 million impairment charge recognized in 2020 related to our investment in a venture that owned The Marriott Wardman Park hotel, and $2.7 million for losses incurred from its COVID-19 related closure. The increase in income from unconsolidated real estate ventures was partially offset by a $1.4 million impairment of our investment in an unconsolidated real estate venture due to a decrease in the value of the underlying asset.

Interest expense increased by approximately $5.7 million, or 12.7%, to $50.3 million in 2021 from $44.7 million in 2020. The increase was primarily due to a $6.7 million decrease in capitalized interest primarily due to the placing of additional space into service at 4747 Bethesda Avenue, West Half, The Wren, 901 W Street and 1770 Crystal Drive and a $5.7 million increase due to new mortgage loans entered into in 2020 at 1221 Van Street, The Bartlett and 220 20th Street. The increase was also due to higher average outstanding balances under our unsecured term loans. The increase in interest expense was partially offset by a lower outstanding balance under our revolving credit facility and a $3.6 million decrease related to the repayment of a mortgage loan at WestEnd25 in 2020.

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

The following is the reconciliation of net income (loss) attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	X	2021	2020

	(In thousands)
Net income (loss) attributable to common shareholders	$893	$(22,793)		$(22,811)	$(16,648)
Net income (loss) attributable to redeemable noncontrolling interests	103	(2,212)		(2,472)	(445)
Net loss attributable to noncontrolling interests	—	—		(1,108)	—
Net income (loss)	996	(25,005)		(26,391)	(17,093)
Gain on sale of real estate	—	—		(11,290)	(59,477)
(Gain) loss on sale of unconsolidated real estate assets	(23,137)	—		(28,326)	2,952
Real estate depreciation and amortization	54,547	54,004		171,522	149,590
Impairment of investments in unconsolidated real estate ventures (1)	1,380	—		1,380	6,522
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	7,002	7,350		21,590	21,730
FFO attributable to noncontrolling interests	(54)	(4)		976	(7)
FFO attributable to OP Units	40,734	36,345		129,461	104,217
FFO attributable to redeemable noncontrolling interests	(4,703)	(3,945)		(13,242)	(11,353)
FFO attributable to common shareholders	$36,031	$32,400		$116,219	$92,864
(1)	Related to decreases in the value of the underlying assets.

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

During the three months ended September 30, 2021, our same store pool decreased to 55 properties from 56 properties due to the exclusion of 500 L'Enfant Plaza, which was sold by an unconsolidated real estate venture during the period. During the nine months ended September 30, 2021, our same store pool increased from 52 properties to 55 properties due to the inclusion of 1800 South Bell Street, F1RST Residences, 1221 Van Street and the commercial portion of 2221 S. Clark Street, and the exclusion of Fairway Apartments, which was sold during the period. Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under-construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same store NOI remained at $72.7 million for the three months ended September 30, 2021 compared to the same period in 2020. Same Store NOI was positively impacted by a decrease in uncollectable operating lease receivables and rent deferrals, which was offset by lower occupancy in our commercial portfolio, and lower rents and higher concessions for certain of our multifamily assets.

Same store NOI decreased $7.7 million, or 3.3%, to $223.3 million for the nine months ended September 30, 2021 from $231.0 million for the same period in 2020. The decrease was substantially attributable to the COVID-19 pandemic, which commenced at the end of the first quarter of 2020, including (i) higher concessions and lower rents in our multifamily portfolio and (ii) lower occupancy and a decline in parking revenue in our commercial portfolio. These declines were partially offset by a decrease in cleaning expenses across our commercial portfolio.

The following is the reconciliation of net income (loss) attributable to common shareholders to NOI and same store NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Net income (loss) attributable to common shareholders	$893	$(22,793)	$(22,811)	$(16,648)
Add:
Depreciation and amortization expense	56,726	56,481	178,130	157,586
General and administrative expense:
Corporate and other	12,105	11,086	38,475	37,478
Third-party real estate services	25,542	28,207	80,035	86,260
Share-based compensation related to Formation Transaction and special equity awards	3,480	7,133	12,866	25,432
Transaction and other costs	2,951	845	8,911	7,526
Interest expense	17,243	16,885	50,312	44,660
Loss on extinguishment of debt	—	—	—	33
Income tax expense (benefit)	217	(488)	4,527	(3,721)
Net income (loss) attributable to redeemable noncontrolling interests	103	(2,212)	(2,472)	(445)
Net loss attributable to noncontrolling interests	—	—	(1,108)	—
Less:
Third-party real estate services, including reimbursements revenue	25,842	26,987	90,694	83,870
Other revenue	1,568	2,292	5,658	5,438
Income (loss) from unconsolidated real estate ventures, net	20,503	(965)	23,513	(17,142)
Interest and other income, net	192	—	163	1,021
Gain on sale of real estate	—	—	11,290	59,477
Consolidated NOI	71,155	66,830	215,547	205,497
NOI attributable to unconsolidated real estate ventures at our share	7,336	7,130	22,951	23,206
Non-cash rent adjustments (1)	(3,701)	(4,934)	(12,554)	(9,898)
Other adjustments (2)	4,683	2,881	14,608	9,236
Total adjustments	8,318	5,077	25,005	22,544
NOI	79,473	71,907	240,552	228,041
Less: out-of-service NOI loss (3)	(2,019)	(442)	(4,638)	(2,774)
Operating Portfolio NOI	81,492	72,349	245,190	230,815
Non-same store NOI (4)	8,777	(388)	21,868	(165)
Same store NOI (5)	$72,715	$72,737	$223,322	$230,980

Change in same store NOI	0.0%		(3.3)%
Number of properties in same store pool	55		55
(1)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.
(2)	Adjustment to include other revenue and payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue and allocated corporate general and administrative expenses to operating properties.
(3)	Includes the results of our under-construction assets, and near-term and future development pipelines.
(4)	Includes the results of properties that were not in-service for the entirety of both periods being compared and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(5)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	X	2021	2020

	(In thousands)
Property management fees	$4,831	$4,694		$14,549	$15,453
Asset management fees	2,145	2,301		6,602	7,400
Development fees (1)	4,032	2,614		22,705	8,474
Leasing fees	1,822	1,086		4,106	3,627
Construction management fees	—	584		375	2,057
Other service revenue	1,295	2,000		4,783	5,452
Third-party real estate services revenue, excluding reimbursements	14,125	13,279		53,120	42,463
Reimbursement revenue (2)	11,717	13,708		37,574	41,407
Third-party real estate services revenue, including reimbursements	25,842	26,987		90,694	83,870
Third-party real estate services expenses	25,542	28,207		80,035	86,260
Third-party real estate services revenue less expenses	$300	$(1,220)		$10,659	$(2,390)
(1)	Estimated development fee revenue totaling $51.2 million as of September 30, 2021 is expected to be recognized over the next six years as unsatisfied performance obligations are completed.
(2)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

See discussion of third-party real estate services revenue, including reimbursements, and third-party real estate services expenses for the three and nine months ended September 30, 2021 in the preceding pages under "Results of Operations."

Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

Property revenue is calculated as property rental revenue plus parking revenue. Property expense is calculated as property operating expenses plus real estate taxes. Consolidated NOI is calculated as property revenue less property expense. See Note 16 to the financial statements for the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI for the three and nine months ended September 30, 2021 and 2020. The following is a summary of NOI by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	X	2021	2020

	(In thousands)
Property revenue:
Commercial	$96,042	$93,052		$284,905	$276,841
Multifamily	35,131	30,526		100,610	95,122
Other (1)	(1,561)	(1,822)		(4,912)	(7,177)
Total property revenue	129,612	121,756		380,603	364,786

Property expense:
Commercial	39,166	38,837		112,173	115,177
Multifamily	19,142	17,882		53,689	48,326
Other (1)	149	(1,793)		(806)	(4,214)
Total property expense	58,457	54,926		165,056	159,289

Consolidated NOI:
Commercial	56,876	54,215		172,732	161,664
Multifamily	15,989	12,644		46,921	46,796
Other (1)	(1,710)	(29)		(4,106)	(2,963)
Consolidated NOI	$71,155	$66,830		$215,547	$205,497
(1)	Includes activity related to future development assets and corporate entities and the elimination of intersegment activity.

Comparison of the Three Months Ended September 30, 2021 to 2020

Commercial: Property rental revenue increased by $3.0 million, or 3.2%, to $96.0 million in 2021 from $93.1 million in 2020. Consolidated NOI increased by $2.7 million, or 4.9%, to $56.9 million in 2021 from $54.2 million in 2020. The increase in property revenue and consolidated NOI was due to (i) a decline in rent deferrals and uncollectable operating lease receivables related to tenants impacted by COVID-19, (ii) increases related to 1770 Crystal Drive as the property was placed into service, and (iii) increases related to 2100 Crystal Drive, 1225 South Clark Street and 2345 Crystal Drive due to higher occupancy. These increases were partially offset by a decrease related to the Universal Buildings and 2101 L Street due to lower occupancy.

Multifamily: Property rental revenue increased by $4.6 million, or 15.1%, to $35.1 million in 2021 from $30.5 million in 2020. Consolidated NOI increased by $3.3 million, or 26.5%, to $16.0 million in 2021 from $12.6 million in 2020. The increase in property revenue and consolidated NOI was due to The Wren, 900 W Street, 901 W Street and West Half as these properties placed additional units into service. These increases were partially offset by lower rents and higher concessions at RiverHouse Apartments and 2221 South Clark Street.

Comparison of the Nine Months Ended September 30, 2021 to 2020

Commercial: Property rental revenue increased by $8.1 million, or 2.9%, to $284.9 million in 2021 from $276.8 million in 2020. Consolidated NOI increased by $11.1 million, or 6.8%, to $172.7 million in 2021 from $161.7 million in 2020. The increase in property revenue and consolidated NOI was due to (i) a decline in rent deferrals and uncollectable operating lease receivables related to tenants impacted by COVID-19, (ii) increases in revenues related to 4747 Bethesda Avenue and 1770 Crystal Drive as these properties were placed into service, and (iii) increases related to 2100 Crystal Drive, 1225 South Clark Street and 2345 Crystal Drive due to higher occupancy. These increases were partially offset by a decrease in parking revenue due to reduced transient and office parking and decreases related to the Universal Buildings, 2101 L Street and RTC-West due to lower occupancy.

Multifamily: Property rental revenue increased by $5.5 million, or 5.8%, to $100.6 million in 2021 from $95.1 million in 2020. Consolidated NOI increased by $125,000, or 0.3%, to $46.9 million in 2021 from $46.8 million in 2020. The increase in property revenue and consolidated NOI was due to The Wren, 900 W Street, 901 W Street and West Half as these properties placed additional units into service. These increases were partially offset by lower rents and higher concessions at RiverHouse Apartments and The Bartlett.

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

Financing Activities

The following is a summary of mortgages payable:

	Weighted Average
	Effective
	Interest Rate (1)	September 30, 2021	December 31, 2020

		(In thousands)
Variable rate (2)	2.08%	$762,246	$678,346
Fixed rate (3)	4.32%	922,161	925,523
Mortgages payable		1,684,407	1,603,869
Unamortized deferred financing costs and premium/discount, net (4)		(10,122)	(10,131)
Mortgages payable, net		$1,674,285	$1,593,738
(1)	Weighted average effective interest rate as of September 30, 2021.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(4)	As of September 30, 2021, net deferred financing costs related to an unfunded mortgage loan totaling $4.0 million were included in "Other assets, net."

As of September 30, 2021 and December 31, 2020, the net carrying value of real estate collateralizing our mortgages payable totaled $1.8 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgages payable are recourse to us. See Note 17 to the financial statements for additional information.

In July 2021, we entered into a mortgage loan with a principal balance of $85.0 million, collateralized by 1225 S. Clark Street. The mortgage loan has a seven-year term and an interest rate of LIBOR plus 1.60% per annum.

As of September 30, 2021 and December 31, 2020, we had various interest rate swap and cap agreements on certain mortgages payable with an aggregate notional value of $1.3 billion. See Note 15 to the financial statements for additional information.

Credit Facility

As of September 30, 2021 and December 31, 2020, our $1.4 billion credit facility consisted of a $1.0 billion revolving credit facility maturing in January 2025, a $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023 and a $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. The following is a summary of amounts outstanding under the credit facility:

	Effective
	Interest Rate (1)	September 30, 2021	December 31, 2020

		(In thousands)
Revolving credit facility (2) (3) (4)	1.13%	$—	$—

Tranche A-1 Term Loan (5)	2.59%	$200,000	$200,000
Tranche A-2 Term Loan (5)	2.49%	200,000	200,000
Unsecured term loans		400,000	400,000
Unamortized deferred financing costs, net		(1,507)	(2,021)
Unsecured term loans, net		$398,493	$397,979
(1)	Effective interest rate as of September 30, 2021.
(2)	As of September 30, 2021 and December 31, 2020, letters of credit with an aggregate face amount of $1.4 million and $1.5 million were outstanding under our revolving credit facility.
(3)	As of September 30, 2021 and December 31, 2020, net deferred financing costs related to our revolving credit facility totaling $5.4 million and $6.7 million were included in "Other assets, net."
(4)	The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(5)	As of September 30, 2021 and December 31, 2020, the outstanding balance was fixed by interest rate swap agreements. The interest rate swaps mature concurrently with the respective term loan and provide a weighted average interest rate of 1.39% for the Tranche A-1 Term Loan and 1.34% for the Tranche A-2 Term Loan.

Our existing floating rate debt instruments, including our credit facility, with a principal balance totaling $1.6 billion and our hedging arrangements with a notional value totaling $1.7 billion currently use as a reference rate the U.S. dollar London Interbank Offered Rate ("LIBOR"), and we expect a transition from LIBOR to another reference rate due to plans to phase out the reference rate by the end of 2021, after which point its continuation cannot be assured. Though an alternative reference rate for LIBOR, the Secured Overnight Financing Rate ("SOFR"), exists, significant uncertainties still remain. We can provide no assurance regarding the future of LIBOR and when our LIBOR-based instruments will transition from LIBOR as a reference rate to SOFR or another reference rate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things, result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.

Common Shares Repurchased

In March 2020, our Board of Trustees authorized the repurchase of up to $500 million of our outstanding common shares. During three and nine months ended September 30, 2021, we repurchased and retired 2.3 million and 2.9 million common shares for $68.9 million and $88.1 million, an average purchase price of $29.73 and $29.99 per share. During the three and nine months ended September 30, 2020, we repurchased and retired 1.4 million and 2.9 million common shares for $38.4 million and $79.6 million, an average purchase price of $26.64 and $27.82 per share. Since we began the share repurchase program, we have repurchased and retired 6.7 million common shares for $192.9 million, an average purchase price of $28.71 per share.

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

As of September 30, 2021, we had $998.6 million of availability under our credit facility (net of outstanding letters of credit totaling $1.4 million). As of September 30, 2021, we had no debt on a consolidated basis and at our share scheduled to mature in 2021.

Contractual Obligations and Commitments

During the nine months ended September 30, 2021, there were no material changes to the contractual obligation information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

As of September 30, 2021, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $66.1 million.

As of September 30, 2021, we had committed tenant-related obligations totaling $76.9 million ($73.6 million related to our consolidated entities and $3.3 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

We launched the WHI with the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. We are the manager for the WHI Impact Pool, which is the social impact debt financing vehicle of the WHI. As of September 30, 2021, the WHI Impact Pool had

completed closings of capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million. As of September 30, 2021, our remaining commitment was $8.3 million.

On October 27, 2021, our Board of Trustees declared a quarterly dividend of $0.225 per common share.

Summary of Cash Flows

The following summary discussion of our cash flows is based on our statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Nine Months Ended September 30,
	2021	2020

	(In thousands)
Net cash provided by operating activities	$154,412	$127,855
Net cash used in investing activities	(96,751)	(57,696)
Net cash (used in) provided by financing activities	(91,820)	280,038

Cash Flows for the Nine Months Ended September 30, 2021

Cash and cash equivalents, and restricted cash decreased $34.2 million to $229.2 million as of September 30, 2021, compared to $263.3 million as of December 31, 2020. This decrease resulted from $91.8 million of net cash used in financing activities and $96.8 million of net cash used in investing activities, partially offset by $154.4 million of net cash provided by operating activities. Our outstanding debt was $2.1 billion and $2.0 billion as of September 30, 2021 and December 31, 2020.

Net cash provided by operating activities of $154.4 million primarily comprised: (i) $147.7 million of net income (before $185.4 million of non-cash items and $11.3 million gain on sale of real estate), (ii) $13.2 million of return on capital from unconsolidated real estate ventures and (iii) $6.5 million of net change in operating assets and liabilities. Non-cash income adjustments of $185.4 million primarily include depreciation and amortization expense, share-based compensation expense, net income from unconsolidated real estate ventures, deferred rent and amortization of lease incentives.

Net cash used in investing activities of $96.8 million comprised: (i) $108.4 million of development costs, construction in progress and real estate additions, (ii) $32.7 million of investments in unconsolidated real estate ventures and other, and (iii) $10.3 million of deposits for real estate and other acquisitions, partially offset by (iv) $40.2 million of distributions of capital from unconsolidated real estate ventures and (v) $14.4 million of proceeds from the sale of real estate.

Net cash used in financing activities of $91.8 million primarily comprised: (i) $88.9 million of dividends paid to common shareholders, (ii) $82.3 million of common shares repurchased, (iii) $13.7 million of distributions to redeemable noncontrolling interests, (iv) $5.7 million of debt issuance costs, and (v) $4.5 million of repayments of mortgages payable, partially offset by (vi) $85.0 million of borrowings under mortgages payable and (vii) $17.5 million of contributions from noncontrolling interests.

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Ventures

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of September 30, 2021, we have investments in unconsolidated real estate ventures totaling $486.1 million. For these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.

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

As of September 30, 2021, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $66.1 million. As of September 30, 2021, we had no principal payment guarantees related to our unconsolidated real estate ventures.

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

Construction Commitments

As of September 30, 2021, we had assets under construction that will, based on our current plans and estimates, require an additional $320.3 million to complete, which we anticipate will be primarily expended over the next three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, issuance and sale of securities, and available cash.

Other

As of September 30, 2021, we had committed tenant-related obligations totaling $76.9 million ($73.6 million related to our consolidated entities and $3.3 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

With respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of September 30, 2021, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

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

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks, and the preparation and issuance of a written report. Soil and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. They may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 17 to the financial statements, environmental liabilities totaled $18.2 million as of September 30, 2021 and December 31, 2020 and are included in "Other liabilities, net" in our balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following is a summary of our annual exposure to a change in interest rates:

	September 30, 2021			December 31, 2020
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgages payable:
Variable rate (1)	$762,246	2.08%	$7,728	$678,346	2.18%
Fixed rate (2)	922,161	4.32%	—	925,523	4.32%
	$1,684,407		$7,728	$1,603,869
Credit facility:
Revolving credit facility (3)	$—	1.13%	$—	$—	1.19%
Tranche A-1 Term Loan (4)	200,000	2.59%	—	200,000	2.59%
Tranche A-2 Term Loan (4)	200,000	2.49%	—	200,000	2.49%
	$400,000		$—	$400,000
Pro rata share of debt of unconsolidated real estate ventures (contractual balances):
Variable rate (1)	$281,752	2.57%	$2,857	$319,057	2.47%
Fixed rate (2)	83,707	4.46%	—	79,989	4.36%
	$365,459		$2,857	$399,046
(1)	Includes variable rate mortgages payable with interest rate cap agreements.
(2)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(3)	The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(4)	As of September 30, 2021 and December 31, 2020, the outstanding balance was fixed by interest rate swap agreements. The interest rate swaps mature concurrently with the term loan and provide a weighted average interest rate of 1.39% for the Tranche A-1 Term Loan and 1.34% for the Tranche A-2 Term Loan.

The fair value of our mortgages payable is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our unsecured term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of September 30, 2021 and December 31, 2020, the estimated fair value of our consolidated debt was $2.1 billion and $2.0 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

As of September 30, 2021 and December 31, 2020, we had interest rate swap agreements with an aggregate notional value of $862.7 million, which were designated as cash flow hedges. The fair value of our interest rate swaps designated as cash flow hedges consisted of liabilities totaling $28.4 million and $44.2 million as of September 30, 2021 and December 31, 2020, included in "Other liabilities, net" in our balance sheets.

Derivative Financial Instruments Not Designated as Hedges

Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are considered economic hedges, but not designated as accounting hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains are recorded in "Interest expense" in our statements of operations in the period in which the change occurs. As of September 30, 2021 and December 31, 2020, we had various interest rate cap agreements with an aggregate notional value of $867.7 million, which were not designated as cash flow hedges. The fair value of our interest rate caps not designated as hedges consisted of assets totaling $266,000 and $35,000 as of September 30, 2021 and December 31, 2020, included in "Other assets, net" in our balance sheets.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of equity securities by the issuer and affiliated purchasers:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under the Plan Or Programs
July 1, 2021 - July 31, 2021	-	$-	-	$376,038,752
August 1, 2021 - August 31, 2021	972,766	29.70	972,766	347,130,941
September 1, 2021 - September 30, 2021	1,344,318	29.75	1,344,318	307,107,767
Total for the three months ended September 30, 2021	2,317,084	29.73	2,317,084
Total for the nine months ended September 30, 2021	2,936,833	29.99	2,936,833
Program total since inception in March 2020	6,713,185	28.71	6,713,185

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibit Index

Exhibits	Description
3.1	Declaration of Trust of JBG SMITH Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 21, 2017).
3.2	Articles Supplementary to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 6, 2018).
3.3	Articles of Amendment to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed on May 3, 2018).
3.4	Amended and Restated Bylaws of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 21, 2020).
10.1†	Form of July 2021 Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 10-Q, filed on August 3, 2021).
10.2**†	Amended Form of July 2021 Performance LTIP Unit Agreement.
10.3†	Form of July 2021 Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.5 to our Current Report on Form 10-Q, filed on August 3, 2021).
10.4†	Form of July 2021 Restricted LTIP Unit Agreement (Special Termination & Vesting Provisions) (incorporated by reference to Exhibit 10.6 to our Current Report on Form 10-Q, filed on August 3, 2021).
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
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

JBG SMITH Properties

Date:	November 2, 2021	/s/ M. Moina Banerjee
M. Moina Banerjee
Chief Financial Officer
(Principal Financial Officer)

JBG SMITH Properties

Date:	November 2, 2021	/s/ Angela Valdes
Angela Valdes
Chief Accounting Officer
(Principal Accounting Officer)