Form 10-K
period 2021-12-31
JBG SMITH Properties
filed 2022-02-22
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No  ☒

As of February 18, 2022, JBG SMITH Properties had 127,553,236 common shares outstanding.

As of June 30, 2021, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $4.1 billion based on the June 30, 2021 closing share price of $31.51 per share on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from certain portions of the registrant's definitive proxy statement for its 2022 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

.

JBG SMITH PROPERTIES

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2021

DEFINITIONS

Defined terms used in this Annual Report on Form 10-K:

"2000/2001 South Bell Street" refers to 2000 South Bell Street and 2001 South Bell Street.

"ADA" means the Americans with Disabilities Act.

"Amazon" refers to Amazon.com, Inc.

"Americana Portfolio" refers to a 1.4-acre future development parcel in National Landing, which was formerly occupied by the Americana Hotel, and three other parcels.

"Annualized rent" means: (i) for commercial assets, or the retail component of a mixed-use asset, the in-place monthly base rent before free rent, plus tenant reimbursements as of December 31, 2021, multiplied by 12 and (ii) for multifamily assets, or the multifamily component of a mixed-use asset, the in-place monthly base rent before free rent as of December 31, 2021, multiplied by 12. Annualized rent excludes rent from leases that have been signed but have not yet taken occupancy (not yet included in percent occupied metrics). The in-place monthly base rent does not take into consideration temporary rent relief arrangements.

"At JBG SMITH Share" and "Our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures.

"CBRS" means the Citizens Broadband Radio Service.

"CEO" means chief executive officer.

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

"ESG" means environmental, social and governance.

"Estimated potential development density" reflects management's estimate of developable gross square feet based on our current business plans with respect to real estate owned or controlled as of December 31, 2021. Our current business plans may contemplate development of less than the maximum potential development density for individual assets. As market conditions change, our business plans, and therefore, the estimated potential development density, could change accordingly. Given timing, zoning requirements and other factors, we make no assurance that estimated potential development density amounts will become actual density to the extent we complete development of assets for which we have made such estimates.

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

"FFO," means funds from operations, a non-GAAP financial measure computed in accordance with the definition established by Nareit in the Nareit FFO White Paper - 2018 Restatement. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-FFO" for further discussion.

"Future development pipeline" refers to assets that are development opportunities on which we do not intend to commence construction within the next three years where we (i) own land or control the land through a ground lease or (ii) are under a long-term conditional contract to purchase, or enter into a leasehold interest with respect to land.

"GAAP" means accounting principles generally accepted in the United States.

"GSA" means the General Services Administration, the independent U.S. federal government agency that manages real estate procurement for the federal government and federal agencies.

"GRESB" refers to the Global ESG Benchmark for Real Estate Assets.

"In-service" refers to commercial or multifamily operating assets that are at or above 90% leased or have been operating and collecting rent for more than 12 months as of December 31, 2021.

"IRS" means the Internal Revenue Service.

"JBG" refers to The JBG Companies.

"JBG Legacy Funds" refers to the legacy funds formerly organized by The JBG Companies.

"JBG SMITH" refers to JBG SMITH Properties together with its consolidated subsidiaries.

"JBG SMITH LP" refers to JBG SMITH Properties LP, our operating partnership, together with its consolidated subsidiaries.

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

"NOI" means net operating income, a non-GAAP financial measure management uses to assess a segment's performance. The most directly comparable GAAP measure is net income (loss) attributable to common shareholders. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only property related revenue (which includes base rent, tenant reimbursements and other operating revenue, net of free rent and payments associated with assumed lease liabilities) less operating expenses and ground rent for operating leases, if applicable. NOI also excludes deferred rent, related party management fees, interest expense, and certain other non-cash adjustments, including the accretion of acquired below-market leases and amortization of acquired above-market leases and below-market ground lease intangibles. Management uses NOI as a supplemental performance measure for our assets and believes it provides useful information to investors because it reflects only those revenue and expense items that are incurred at the asset level, excluding non-cash items. In addition, NOI is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. However, because NOI excludes depreciation and amortization and captures neither the changes in the value of our assets that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our assets, all of which have real economic effect and could materially impact the financial performance of our assets, the utility of NOI as a measure of the operating performance of our assets is limited. NOI presented by us may not be comparable to NOI reported by other REITs that define these measures differently. We believe that to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income (loss) attributable to common shareholders as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income (loss) attributable to common shareholders as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions. "Annualized NOI" means the NOI from the specified quarterly period multiplied by four.

"NYSE" means the New York Stock Exchange.

"Non-same store" refers to all operating assets excluded from the same store pool.

"OP Units" refers to JBG SMITH LP common limited partnership units.

"Percent leased" is based on leases signed as of December 31, 2021, and is calculated as total rentable square feet less rentable square feet available for lease divided by total rentable square feet expressed as a percentage. Out-of-service square feet are excluded from this calculation.

"Percent occupied" is based on occupied rentable square feet/units as of December 31, 2021, and is calculated as: (i) for office and retail space, total rentable square feet less unoccupied square feet divided by total rentable square feet, and (ii) for multifamily space, total units less unoccupied units divided by total units, expressed as a percentage. Out-of-service square feet and units are excluded from this calculation.

"REC" means renewable energy credits.

"Recently delivered" refers to commercial and multifamily operating assets that are below 90% leased and have been delivered within the 12 months ended December 31, 2021.

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

"Separation Agreement" refers to the Separation and Distribution Agreement.

"Signed but not yet commenced leases" means leases for assets in our portfolio that, as of December 31, 2021, have been executed but for which no rental payments had yet been charged to the tenant.

"SOFR" means the Secured Overnight Financing Rate.

"Square feet" ("SF") refers to the area that can be rented to tenants, defined as: (i) for commercial assets, rentable square footage defined in the current lease and for vacant space the rentable square footage defined in the previous lease for that space, (ii) for multifamily assets, management's estimate of approximate rentable square feet, (iii) for under-construction assets, management's estimate of approximate rentable square feet based on current design plans as of December 31, 2021, and (iv) for near-term and future development pipeline assets, management's estimate of developable gross square feet based on current business plans with respect to real estate owned or controlled as of December 31, 2021.

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

"Tranche A-1 Term Loan" refers to the $200.0 million unsecured term loan maturing in January 2023, which was amended on January 14, 2022, to extend the maturity date to January 2025.

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

"Under-construction" refers to assets that were under construction during the three months ended December 31, 2021.

"USD-LIBOR" refers to LIBOR as calculated for U.S. dollar.

"Vornado" means Vornado Realty Trust, a Maryland real estate investment trust.

"WHI" means the Washington Housing Initiative which includes the third-party non-profit, Washington Housing Conservancy and the WHI Impact Pool, a financing vehicle which we manage on behalf of third-party investors.

PART I

ITEM 1. BUSINESS

The Company

JBG SMITH, a Maryland REIT, owns and operates a portfolio of commercial and multifamily assets amenitized with ancillary retail. JBG SMITH's portfolio reflects its longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area with high barriers to entry and vibrant urban amenities. Over half of our portfolio is in National Landing where we serve as the developer for Amazon's new over five million square foot headquarters and where Virginia Tech's $1 billion Innovation Campus is under construction. In addition, our third-party asset management and real estate services business provides fee-based real estate services to Amazon, the WHI Impact Pool, the JBG Legacy Funds and other third parties. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH LP. As of December 31, 2021, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 89.5% of its OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms.

As of December 31, 2021, our Operating Portfolio consisted of 64 operating assets comprising 42 commercial assets totaling 13.1 million square feet (11.3 million square feet at our share) and 22 multifamily assets totaling 8,208 units (6,557 units at our share). Additionally, we have: (i) one under-construction multifamily asset with 808 units (808 units at our share); (ii) 11 near-term development pipeline assets totaling 5.3 million square feet (5.0 million square feet at our share) of estimated potential development density; and (iii) 25 future development pipeline assets totaling 14.3 million square feet (11.6 million square feet at our share) of estimated potential development density. We present combined portfolio operating data that aggregates assets we consolidate in our consolidated financial statements and assets in which we own an interest, but do not consolidate in our financial results. For additional information regarding our assets, see Item 2 "Properties."

Certain terms used throughout this Annual Report on Form 10-K are defined under "Definitions" starting on page 3.

Our Strategy

We own and operate urban mixed-use properties concentrated in what we believe are the highest growth, Metro-served submarkets in the Washington, D.C. metropolitan area, including National Landing, that have significant barriers to entry and key urban amenities and plan to grow through value-added development and acquisitions. We have significant expertise with multifamily, office and retail assets, our core asset classes. We believe that we are known for our creative deal-making and capital allocation skills and for our development and value creation expertise. Since 2017, we have completed the sale, recapitalization and/or ground lease of $1.7 billion of primarily office assets. We intend to continue to opportunistically sell non-core office assets outside of National Landing as well as land sites where a ground lease or joint venture execution may represent the most attractive path to maximizing value. Recycling the proceeds from these sales will not only fund our planned extensive growth, but will also further advance the strategic shift in the composition of our portfolio to majority multifamily.

One of our approaches to value creation uses a series of complementary disciplines through a process we call "Placemaking." Placemaking involves strategically mixing high-quality multifamily and commercial buildings with anchor, specialty and neighborhood retail in a high density, thoughtfully planned and designed public space. Through this process, we create synergies, and thus value, across those varied uses leading to unique, amenity-rich, walkable neighborhoods that are desirable and enhance tenant and investor demand. We believe our Placemaking approach will increase occupancy and rental rates in our portfolio, in particular with respect to our concentrated and extensive land and operating asset holdings in National Landing, the location of Amazon's new headquarters and Virginia Tech's $1 billion Innovation Campus, which is under construction. National Landing, situated in Northern Virginia directly across the Potomac River from Washington, D.C., is the interconnected and walkable neighborhood that encompasses Crystal City, the eastern portion of Pentagon City and the northern portion of Potomac Yard. We believe National Landing is one of the region's best-located urban mixed-use communities due to its central and easily accessible location, its adjacency to Reagan National Airport, and its large base of existing offices, apartments and hotels.

We are repositioning our holdings in National Landing by executing a broad array of Placemaking strategies, including the delivery of new multifamily and office developments, locally sourced amenity retail, and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. Utilizing our Placemaking expertise, each new project is intended to contribute to authentic and distinct neighborhoods by creating a vibrant street environment with robust retail offerings and other amenities, including improved public spaces. Additionally, the cutting-edge digital infrastructure investments we are making in National Landing, including the purchase of CBRS wireless spectrum and an agreement with AT&T, are advancing our efforts to make National Landing among the first 5G-operable submarkets in the nation, as discussed below.

In November 2018, Amazon announced it had selected sites in National Landing as the location of its new headquarters. We currently have leases with Amazon totaling 1.0 million square feet at six office buildings in National Landing. In March 2019, we executed purchase and sale agreements with Amazon for two of our National Landing development sites, Metropolitan Park and Pen Place, on which Amazon is constructing its new headquarters. We are currently constructing two new office buildings for Amazon on Metropolitan Park, totaling 2.1 million square feet, inclusive of over 50,000 square feet of street-level retail with new shops and restaurants. The sale of Pen Place to Amazon is expected to close, subject to customary closing conditions, during the second quarter of 2022, and we expect Amazon to begin construction of four new buildings (three office towers and The Helix) in 2022. In December 2021, we finalized the agreement for the sale of Pen Place to Amazon for $198.0 million, which represents a $48.1 million increase over the previously estimated contract value. We are the developer, property manager and retail leasing agent for Amazon's new headquarters at National Landing.

In connection with Amazon's new headquarters in National Landing, the Commonwealth of Virginia enacted an incentives bill, which provides tax incentives to Amazon to create a minimum of 25,000 new full-time jobs and potentially 37,850 full-time jobs in National Landing with average annual wage targets for each calendar year, starting with $150,000 in 2019, and escalating 1.5% per year. We, alongside Amazon, Virginia Tech, and federal, state and local governments plan to invest in aggregate more than $12.4 billion, including infrastructure investments, that will directly benefit National Landing. The infrastructure investments include: two new Metro entrances (Crystal Drive and Potomac Yard); a pedestrian bridge to Reagan National Airport; a new commuter rail station located between two of our Crystal Drive office assets; lowering of elevated sections of U.S. Route 1 that currently divide parts of National Landing to create better multimodal access and walkability; funding for the innovation campus anchored by Virginia Tech; and Long Bridge, the planned two-track rail connection between Washington, D.C. and National Landing.

In the fall of 2020, Virginia Tech virtually launched the inaugural academic year of its $1 billion Innovation Campus in National Landing, which is under construction. This expected powerful demand driver sits adjacent to 2.2 million square feet of development density we own in National Landing and a new, under-construction Potomac Yard Metro station, all approximately one mile south of Amazon's new headquarters. The campus is part of a 20-acre innovation district, of which the fully entitled first phase encompasses approximately 1.7 million square feet of space, including four office towers and two residential buildings, with ground-level retail. On this campus, Virginia Tech intends to create an innovation ecosystem by co-locating academic and private sector uses to accelerate research and development spending, as well as the commercialization of technology. When the Innovation Campus is fully operational, Virginia Tech plans to annually graduate approximately 750 master students and 150 PhD students in STEM fields. Virginia Tech is expected to occupy 675,000 square feet in the Innovation Campus.

The following are key components of our strategy:

Capitalize on Significant Demand Catalysts in National Landing. We believe the strong technology sector tailwinds created by Amazon, the Virginia Tech Innovation Campus, and our National Landing digital infrastructure initiative will contribute to substantial growth from our Operating Portfolio and our 7.3 million square foot development pipeline in National Landing. Over half our holdings are located in National Landing, and over 80% are located within a 20-minute commute of the submarket, where Amazon's new headquarters will house a minimum of 25,000 new full-time jobs and potentially 37,850 planned employees, and Virginia Tech's $1 billion Innovation Campus is under construction. Amazon's growth in National Landing is expected to increase the daytime population in the submarket from approximately 50,000 people to nearly 90,000 people in the future, representing a growth of nearly 80%, according to estimates from Amazon and the National Landing Business Improvement District.

We believe our investment in next-generation connectivity infrastructure such as dense, redundant, and secure fiber networks, data center access, and world-class 5G connectivity, will be a key advantage in continuing to attract companies to National Landing. In September 2020, we took our first step in implementing the strategy by securing access to multiple blocks for between 30 and 40 megahertz of licensed CBRS wireless spectrum to support 5G broadband communications for the geographic license areas stretching across National Landing, and as of December 31, 2021, we have invested a total of $25.8 million. In addition to other investments that we are making in the submarket, we believe this investment in CBRS spectrum and an agreement with AT&T will allow us to control the process of attracting and partnering with best-in-class service providers, making National Landing among the first 5G-operable submarkets in the nation. This digital infrastructure will also provide us with valuable tenant inducement tools, such as the ability to offer ubiquitous and redundant fiber connectivity and 5G private cellular networks. These features are increasingly important to technology companies, especially innovators in cybersecurity, internet of things, artificial intelligence and cloud computing.

In addition to our Primary Focus on National Landing, Invest in and Operate Mixed-Use Assets in High-Growth, Metro-Served Submarkets in the Washington, D.C. Metropolitan Area. We intend to continue our longstanding strategy of owning and operating urban mixed-use properties concentrated in what we believe are the highest growth, Metro-served submarkets in the Washington, D.C. metropolitan area with high barriers to entry and vibrant urban amenities. In addition to National Landing, these submarkets include the Rosslyn-Ballston Corridor in Northern Virginia; the Ballpark, U Street/Shaw, and Union Market, in the District of Columbia; and Bethesda in Maryland. These submarkets generally feature strong economic and demographic attributes, as well as superior transportation infrastructure that caters to the preferences of multifamily, office and retail tenants. We believe these positive attributes will enable our assets located in these high-growth submarkets to outperform the Washington, D.C. metropolitan area as a whole.

Drive Incremental Growth Through Lease-up and Stabilization of Our Operating Assets. We believe that, given our leasing capabilities and the tenant demand for high-quality space in our submarkets, we are well-positioned to achieve significant internal growth from the lease-up of vacant space in our in-service Operating Portfolio. As of December 31, 2021, we had 42 in-service operating commercial assets totaling 13.1 million square feet (11.3 million square feet at our share), which were 84.9% leased at our share, resulting in 1.7 million square feet available for lease. As of December 31, 2021, we had 21 in-service multifamily assets totaling 7,886 units (6,396 units at our share), which were 95.4% leased at our share. Further, we expect increases in NOI from: (i) the commencement of signed but not yet commenced leases ($21.2 million total annualized estimated rent as of December 31, 2021) and (ii) contractual rent escalators in our non-GSA office and retail leases, which are based on increases in the Consumer Price Index or a fixed percentage.

While COVID-19 has negatively impacted our operating results, our multifamily portfolio has seen an improvement in percentage occupied and leased as residents continue to return to urban environments, offices reinstate in-person mandates, and cities repopulate. Although asking rents in our portfolio ended the year above pre-pandemic levels, average in-place rents ended the year approximately 9% below asking rents. We expect multifamily in-place rents to increase as leases roll, resulting in incremental NOI growth.

Deliver Our Under-Construction Assets and Stabilize Our Recently Delivered Assets. As of December 31, 2021, we had one 808-unit multifamily asset under construction in National Landing, 1900 Crystal Drive, that will, based on our current plans and estimates, require an additional $291.4 million to complete. In January 2022, we commenced construction on two multifamily towers at 2000/2001 South Bell Street with 775 units located in National Landing. Since the fourth quarter of 2019, we have completed construction and placed into service four multifamily assets with 1,011 units (833 units at our share) and three commercial assets with 843,739 square feet (722,428 square feet at our share). As of December 31, 2021, these multifamily assets were 77.9% leased, and these commercial assets were 95.0% leased.

Monetize Our Significant Development Pipeline. We intend to create value from our significant pipeline of ground-up development opportunities, which we expect will produce favorable risk-adjusted returns on invested capital. We divide our 17.5 million (14.6 million at our share) square foot land portfolio into our near-term development pipeline and our future development pipeline, the latter of which comprises potentially longer-term opportunities. The development pipeline excludes the 2.1 million square feet of land (Pen Place) held for sale to Amazon, which we expect to close during the second quarter of 2022.

As of December 31, 2021, our near-term development pipeline consists of 11 assets, and we estimate that it can support 5.3 million (5.0 million square feet at our share) of estimated potential development density, 73% of which are multifamily projects located in the high-growth submarkets of National Landing, the Ballpark, and Union Market/NoMa/H Street. We expect four of these multifamily projects to deliver 2,300 units within a half mile of Amazon's new headquarters. We commenced construction in January 2022 on the two multifamily projects located in National Landing at 2000/2001 South Bell Street with 775 units. We intend to invest in multifamily development as market demand evolves, matching delivery dates with Amazon's expected job growth in National Landing, and new office development subject to preleasing. While these opportunities have the potential to commence construction over the next 36 months, subject to receipt of full entitlements, completion of design and market conditions, these potential investment opportunities will be subject to our rigorous return requirements.

As of December 31, 2021, our future development pipeline consisted of 25 assets, and we estimate it can support over 14.3 million square feet (11.6 million square feet at our share), including the 2.1 million square feet under contract for sale to Amazon, of estimated potential development density, with 98.2% of this potential development density being Metro-served. The estimated potential development densities and uses reflect our current business plans as of December 31, 2021 and are subject to change based on market conditions.

In addition to developing select assets in these pipelines, we will consider opportunities to unlock value through opportunistic asset sales, ground leases and recapitalizations.

Actively Allocate our Capital and Reposition Our Portfolio to Majority Multifamily and Concentrate our Office Portfolio in National Landing. A fundamental component of our strategy to maximize long-term NAV per share is active capital allocation. We evaluate development, acquisition, disposition, share repurchase and other investment decisions based on how they may impact long-term NAV per share. Since 2017, we have completed the sale, recapitalization and/or ground lease of $1.7 billion of primarily office assets. We intend to continue to opportunistically sell non-core office assets outside of National Landing as well as land sites where a ground lease or joint venture execution may represent the most attractive path to maximizing value. Successful execution of our capital allocation strategy will enable us to source capital at NAV from the disposition of assets generating low cash yields and invest those proceeds in new acquisitions with higher cash yields and growth, as well as in development projects with significant yield spreads and profit potential. We view this strategy as a key tool to source capital and intend to continue disposing of assets where the disparity in public and private market valuations are the greatest. Consequently, at any given time, we expect to be in various stages of discussions and negotiations with potential buyers, real estate venture partners, ground lessors and other counterparties with respect to sales, joint ventures and/or ground leases for certain of our assets, including portfolios thereof. These discussions and negotiations may or may not lead to definitive documentation or closed transactions. Redeploying the proceeds from these sales will not only help fund our planned growth, but will also further advance the strategic shift of our portfolio to majority multifamily.

We expect near-term acquisition activity to be focused on assets in emerging growth neighborhoods, as well as assets adjacent to our existing holdings where the combination of sites can add unique value to any new investment with a focus on multifamily given our long-term objective of growing our portfolio to majority multifamily. Where there are opportunities to trade out of higher risk assets with extensive capital needs or those outside of our geographic footprint, we will consider like-kind exchanges under Section 1031 of the Code. Subject to customary closing conditions, we expect to close the sale of Pen Place to Amazon during the second quarter of 2022 and exchange into The Batley, which was acquired in November 2021 through a third-party intermediary.

Third-Party Services Business

Our third-party asset management and real estate services business provides fee-based real estate services to Amazon, the WHI Impact Pool, the JBG Legacy Funds and other third parties. The WHI pursues a transformational approach to producing affordable workforce housing and creating sustainable, mixed-income communities in the Washington, D.C. region. Although a significant portion of the assets and interests in assets formerly owned by certain of the JBG Legacy Funds were contributed to us in the Combination, the JBG Legacy Funds retained certain assets that were not consistent with our long-term business strategy. With respect to the remaining investments of the JBG Legacy Funds, we provide substantially the same asset management, property management, development, construction management, leasing and other services that were provided prior to the Combination. Other than those related to the WHI, we do not intend to raise any future investment funds, and we expect to continue to earn fees for the management of the JBG Legacy Funds until their investments are liquidated. Certain individual members of our management team own direct equity co-investment and promote interests in the JBG Legacy Funds and certain of the funds' investments that were not contributed to us. These economic interests will be eliminated as the JBG Legacy Funds are wound down over time. Additionally, we often retain management of properties we sell as part of our capital allocation strategy. These assets, while no longer owned by us, continue to generate third-party service fees.

We believe that the fees we earn in connection with providing these third-party services enhance our overall returns, provide additional scale and efficiency in our operating, development and acquisition businesses and absorb a portion of the overhead and other administrative costs of our platform. This scale provides competitive advantages, including market knowledge, buying power and operating efficiencies across all product types. We also believe that our existing relationships arising out of our third-party asset management and real estate services business will continue to provide potential access to capital and new investment opportunities.

Competition

The commercial real estate markets in which we operate are highly competitive. We compete with numerous acquirers, developers, owners and operators of commercial real estate including other REITs, private equity investors, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships and individual investors, many of which own or may seek to acquire or develop assets similar to ours in the same markets in which our assets are located. These competitors may have greater financial resources or access to capital than we do or be willing to acquire assets in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue, which may reduce the number of suitable investment opportunities available to us or increase pricing. Leasing is a major component of our business and is highly competitive. The principal means of competition in leasing are lease terms (including rent charged and tenant improvement allowances), location, services provided and the nature and condition of the asset to be leased. If our competitors offer space at rental rates below current market rates, below the rental rates we currently charge our tenants, in better locations within our markets, in higher quality assets or offer better services, we may lose existing and potential tenants and we may be pressured to reduce our rental rates below those we currently charge to retain tenants when our tenants' leases expire.

Segment Data

We operate in the following business segments: commercial, multifamily and third-party asset management and real estate services. Financial information related to these business segments for each of the three years in the period ended December 31, 2021 is set forth in Note 18 to the consolidated financial statements.

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

Significant Tenants

Only the U.S. federal government accounted for 10% or more of our rental revenue, which consists of property rental and other property revenue, as follows:

	Year Ended December 31,
	2021	2020	2019

	(Dollars in thousands)
Rental revenue from the U.S. federal government	$83,256	$84,086	$86,644
Percentage of commercial segment rental revenue	22.0%	23.4%	21.2%
Percentage of total rental revenue	16.2%	17.8%	16.7%

ESG

Our business values integrate environmental sustainability, social responsibility, D&I, and strong governance practices throughout our organization. We believe that by understanding the social and environmental impacts of our business, we are better able to protect asset value, reduce risk and advance initiatives that result in positive social and environmental outcomes creating shared value. Our business model prioritizes maximizing long-term NAV per share. By investing in urban infill and transit-oriented development and strategically mixing high-quality multifamily and commercial buildings with public areas, retail spaces, and walkable streets, we are working to define neighborhoods that deliver benefits to the environment and our community, as well as long-term value to our shareholders.

We remain committed to transparent reporting of ESG financial and non-financial indicators. We intend to continue publishing an annual ESG report with key performance indicators that are aligned with the Global Reporting Initiative reporting framework, United Nations Sustainable Development Goals, Sustainability Accounting Standards Board Standards and recommendations set forth by the Task Force on Climate-Related Financial Disclosures. During 2021, we achieved carbon neutrality across our Operating Portfolio for energy associated with the operations of our buildings. This was accomplished through the purchase of verified carbon offsets for Scope 1 emissions produced by onsite natural gas consumption and Green-e RECs for Scope 2 emissions produced by consuming onsite electricity procured by us. Our planned next step toward long-term sustainability includes the development and execution of an offsite renewable energy strategy, which is expected to replace a significant portion of our annual REC purchases, which add renewable energy capacity to the national electrical grid. Our detailed sustainability information, including our strategy, key performance targets and indicators, annual absolute and like-for-like comparisons, achievements and historical ESG reports are available on our website at https://www.JBGSMITH.com/About/Sustainability. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

We focus on operating efficiency, responding to evolving environmental and social trends, and delivering on the needs of our tenants and communities. We have demonstrated the results of this focus by:

●	Achieving a 5-star rating in the GRESB Global ESG Benchmark for Real Assets for both diversified operating assets and future development, and being recognized as a 2021 Global Sector Leader - Diversified - Office/Residential Sector.
●	Being named 2021 Nareit Diversified Leader in the Light award winner for sustained ESG excellence.
●	Being recognized by Newsweek's America's Most Responsible Companies 2021.
●	Maintaining oversight of environmental and social matters by the Board of Trustees' Corporate Governance & Nominating Committee.
●	Improving the diversity of our Board of Trustees, which currently comprises 36% females. Reflecting the strength and diversity of our national labor force, our Board of Trustees has made a long-term commitment to evolve its composition to have equal balance between men and women and to reflect the ethnic diversity of our country.
●	Surpassing $114 million in investor commitments to the JBG SMITH-managed WHI Impact Pool, which raises funds from third parties and, through year ended 2021, closed $55.8 million in financing related to the purchase of residential communities that contain 1,610 units. We launched the WHI in 2018 in partnership with the Federal City Council to preserve or build between 2,000 and 3,000 units of affordable workforce housing in the

Washington, D.C. region. In 2022, the WHI Impact Pool was named ESG Investing Awards' 2022 Best ESG Investment Fund: Real Estate.

Our sustainability team works directly with our business units to integrate our ESG principles throughout our operations and investment process. The team is responsible for annual ESG reporting, maintaining building certifications, energy, water and waste benchmarking, sustainability strategy development, ESG improvement programs and implementation and coordination with industry and community partners.

To ensure that our ESG principles are fully integrated into our business practices, our sustainability, human resources, legal, accounting, D&I and WHI teams, as well as members of our management team, provide top-down support for the implementation of ESG initiatives. The sustainability team provides our Board of Trustees' Corporate Governance & Nominating Committee with periodic updates on ESG strategy.

Energy and Water Management

We believe that the efficient use of natural resources will result in sustainable long-term value. By 2030, we have committed to: reduce energy consumption 25%, predicted energy consumption 25%, water consumption 20%, predicted water consumption 20%, embodied carbon 20%, and greenhouse gas emissions (Scope 1 and 2) 25%; increase waste diversion to 60%; and, verify all assets are using green building and health and well-being certifications across our Operating Portfolio and development pipeline. In addition to our 2030 targets, we have a legacy commitment to improve the energy efficiency of our commercial Operating Portfolio by at least 20% over the 10-year period ending in 2024 through the Department of Energy Better Buildings Challenge. We have improved energy performance by 21% since 2014, and are on track to meet or exceed the improvement goal by 2024. We achieve this improvement through real time energy use monitoring. We plan to report progress on these commitments annually in our ESG report.

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

We use green building and health and well-being certifications as a verification tool across our portfolio. These certifications demonstrate our commitment to green, smart, and healthy buildings and verify predicted operational performance. We seek to benchmark 100% of our assets to help inform capital improvement projects. As of December 31, 2021:

●	71% of all operating assets, based on square footage, have earned at least one green certification:
o	7.3 million square feet of LEED Certified Commercial Space (65%)
o	2.9 million square feet of LEED Certified Multifamily Space (53%)
o	4.3 million square feet of ENERGY STAR Certified Commercial Space (38%)
o	2.3 million square feet of ENERGY STAR Certified Multifamily Space (43%)
●	99% of our operating assets' energy and water use are benchmarked

Tenant Sustainability Impacts

Customer service is an integral component of real estate management. Our mission includes creating a unique experience at all our properties where our tenants' needs are our highest priority. We believe in sustainability as a service — by integrating efficiency and conservation into standard operating practices, we engage on topics that are most impactful to our tenants and residents. We are committed to providing a healthy living and working environment for building occupants. We accomplish this goal through monitoring and improving indoor air quality, eliminating toxic chemicals, providing access to nature and daylight, nutritious fresh foods in our common areas, fitness, composting and waste reduction programs.

We are a Green Lease Leader established by the Institute for Market Transformation and the U.S. Department of Energy's Better Buildings Alliance. Green Lease Leaders recognizes companies who use the leasing process to achieve better collaboration between landlords and tenants with the goal of reducing building energy consumption and operating costs. Our standard lease contains a cost recovery clause for resource efficiency-related capital improvements and requires tenants to provide data for measuring, managing, and reporting sustainability performance. This language is included in 100% of our new office and retail leases and renewals.

Nearly all of our tenants are metered at the whole building level for their grid electricity and water usage. Many of our retail tenants in multifamily buildings are billed directly for electricity and water. As such, the percentage of our directly sub-metered tenants is very low. In most cases, we receive a bill at the whole building level for grid electricity and water usage, and bill tenants based on the percentage of the building's square footage that they occupy. These tenants are not considered to be separately metered or sub-metered.

Climate Change Adaptation

We take seriously climate change and the risks associated with climate change, and we are committed to aligning our investment strategy with science. We stand with our communities, tenants and shareholders in supporting meaningful solutions that address this global challenge. To develop a more informed view of future climate conditions and further our understanding of the direct physical risks to our properties, we have conducted a physical climate risk assessment, which includes our operating assets and land holdings in our development pipeline. We currently have no properties in a Federal Emergency Management Agency hazard designated area. Management intends to use the results of this assessment to inform both our asset management planning and design of our new developments. In 2021, our insurance team conducted a resilience assessment of our portfolio. Data collected from this exercise is currently being reviewed and will further inform capital planning.

Social Responsibility

We believe the economic strength of our region is central to sustaining the long-term value of our portfolio. We are committed to the economic development of the Washington D.C. metropolitan area through continued investment in our projects and local communities. We recognize, however, that new development can foster challenging growth dynamics, with issues of social equity at the forefront. We strive to work alongside community members, leaders, and local and federal governments to appropriately respond to these challenges. One of our efforts is the WHI, which we launched in 2018 in partnership with the Federal City Council.

The WHI is a transformational market-driven approach to producing affordable workforce housing and creating sustainable, mixed-income communities. The WHI is a scalable, market-driven model funded by a unique relationship between philanthropy and private investment. As of December 31, 2021, we have committed to invest $11.2 million in the WHI Impact Pool, and our Executive Vice President of Social Impact Investing manages this effort. As of December 31, 2021, our remaining commitment was $8.3 million. The WHI's Impact Pool has completed closings of capital commitments totaling $114.4 million, and closed $55.8 million in financing related to the purchase of residential communities that contain 1,610 units. The initiatives' goals include:

●	Preserving or building between 2,000 and 3,000 units of affordable workforce housing in the Washington, D.C. region; and
●	Delivering triple bottom line results consisting of environmental and social objectives in addition to financial returns.

To learn more about our ESG initiatives and performance, please visit https://www.JBGSMITH.com/About/Sustainability and download our ESG Report. The expected publication date of our 2022 ESG report is March 31, 2022. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

D&I

We have a comprehensive, multi-year D&I strategy. See "Human Capital" section below for further discussion.

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

Affordable Housing and Tenant Protection Regulations

Certain states and municipalities have adopted laws and regulations imposing restrictions on the timing or amount of rent increases and other tenant protections. As of December 31, 2021, approximately 8% of the multifamily units in our Operating Portfolio were designated as affordable housing. In addition, Washington, D.C. and Montgomery County, Maryland have laws that require, in certain circumstances, an owner of a multifamily rental property to allow tenant organizations the option to purchase the building at a market price if the owner attempts to sell the property. We expect to continue operating and acquiring assets in areas that either are subject to these types of laws or regulations or where such laws or regulations may be enacted in the future. Such laws and regulations limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of assets in certain circumstances.

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

Human Capital

Our headquarters are located at 4747 Bethesda Avenue, Suite 200, Bethesda, MD 20814. As of December 31, 2021, we had 997 employees.

We believe that our talent is our competitive advantage. To that end, we focus on talent development and succession planning, pay-for-performance and D&I.

We utilize talent management practices in the broadest sense to create a holistic, engaging work experience for our employees. The upshot of these practices has resulted (based on employee surveys) in us continuing to be an employer of choice, with an extremely engaged workforce (92% favorable) that has also shown a strong positive attitude around the great work we have done in D&I (91% favorable). Our ability to cultivate an inclusive environment that values diversity and fosters a sense of belonging and connection, has resulted in D&I becoming one of our key drivers of overall engagement. In addition to our inclusive culture, our pay equity study results show no systemic disparity in compensation related to race or gender, affirming our strong belief in treating people equitably.

While many companies continued to work from home throughout 2021, our on-site teams continued to come in throughout the pandemic, and the corporate office team came back to the office in early October 2021. With our hybrid schedule, flexibility and keen focus on health and welfare (e.g., early adopters of a vaccinated only environment, weekly testing, etc.), our employees were able to be confident in their in-office experience and demonstrate the energy and excitement that comes from being together and collaborating with coworkers to achieve desirable outcomes.

A key to our strong levels of engagement is ensuring we are putting our employees' needs first and creating an inclusive workplace experience where employees thrive. For example, as the work from home fatigue set in, we increased our focus on mental health by offering access to free counseling, app-based resources and enabling greater flexibility (e.g., meeting-free Monday mornings, reduced meeting times) to help employees better manage the confluence of work and life.

Beyond support throughout the pandemic, we continued our investment in our employee population, ensuring our employee experience more broadly continues to help us attract and retain the best talent in the industry. The list below is a more comprehensive list of offerings that together, help create a compelling employee experience:

●	Talent reviews and 360 surveys for senior leaders
●	Streamlined annual performance reviews
●	Executive coaching available
●	Employee share purchase plan
●	Hybrid / flexible work schedules
●	Flexible paid time off
●	Town halls & video updates from our Chief Executive Officer
●	Employee surveys / pulse surveys
●	Mentorship program to develop and retain talent
●	Monthly D&I newsletters
●	Utilization of JBGS Inclusion Community and Women's Initiative to guide programming
●	D&I Deep Dialogue Series and employee roundtables
●	Partnerships with schools and organizations to facilitate recruitment of diverse talent
●	Workforce development partnerships focused on diverse pipeline development

In addition to the above, we have a strong pay-for-performance culture where compensation is tied to both company and individual performance, ensuring that employees focus on both broader business focused goals, as well as their individual goals. To that end, we also have a strong track record of promoting from within. Hence, the opportunities for growth and development are another factor that helps to keep our population engaged and motivated.

2021 continued the evolution of our comprehensive, multi-year D&I strategy. With an ongoing focus on our five strategic pillars – (i) workforce and talent, (ii) workplace culture, (iii) business integration, (iv) industry and branding and (v) metrics and accountability – we have made additional progress and have continued to drive cultural and behavioral change.

We recognize that diversity in our workforce brings valuable perspectives, views and ideas to our organization. We pride ourselves on our strong, collaborative culture, and we strive to create an inclusive and healthy work environment for our employees, which helps us continue to attract innovators to our organization. Our workforce comprises 38% females and 56% minorities, and our senior leadership has 43% female representation.

Implementing more inclusive, equitable systems and practices had a significant impact on our ability to identify diverse talent, particularly related to our entry-level recruitment efforts. Our 2021 intern hires were 64% diverse (i.e. women and/or people of color) and the new entry-level hires (Interns, Analyst and Associates) in our Development department were 100% diverse. In addition, we have continued to expand our strategic partnerships with diverse educational, professional and community organizations. In the early part of the year, we launched our first workforce development program, which also resulted in newly established collaborations, partnerships and hires.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risks in evaluating our company and our common shares. If any of the following risks were to occur, our business, prospects, financial condition, results of operations, cash flow and the ability to make distributions to our shareholders could be materially and adversely affected, which we refer to herein collectively as a "material adverse effect on us," the per share trading price of our common shares could decline significantly, and you could lose all or part of your investment. Some statements in this Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Refer to the section entitled "Cautionary Statement Concerning Forward-Looking Statements" for additional information regarding these forward-looking statements.

Risks Related to Pandemics

COVID-19 has significantly impacted and disrupted our business, and may continue to impact and disrupt, our business, financial performance and condition, operating results and cash flows, and such impacts and disruptions could have a material adverse effect on us. Future COVID-19 variants and outbreaks of other highly infectious or contagious diseases or other public health crises could have adverse effects on our business.

Factors that could negatively impact our ability to successfully operate during or following a pandemic, or that have, during 2020 and 2021, significantly adversely impacted and disrupted our business, financial performance and condition, operating results and cash flows, or otherwise adversely impacted our shareholders and may continue to do so include:

●	Property rental income, our primary source of operating cash flow, depends on occupancy levels and rental rates, as well as our tenants' ability and willingness to pay rent, and our ability to continue to collect rents, on a timely basis or at all, without reductions or other concessions, in our commercial and multifamily properties;
●	We have experienced and continue to experience decreased property rental revenue on our commercial assets due to deferral of rent for primarily retail tenants that were placed on the cash basis of accounting and increases in uncollectable operating lease receivables. Property rental income may be reduced or eliminated due to delays in enforcing our rights as landlord, including the inability to evict tenants that fail to pay rent, new federal and state governmental regulations related to the pandemic or otherwise;
●	Demand for office space in the Washington, D.C. metropolitan area and nationwide, including in our portfolio, has declined and may continue to decline due to increased usage of teleworking arrangements and more flexible work from anywhere policies leading to reconsiderations regarding amount of square footage needed (e.g. two civilian agency GSA tenants reduced their leased square footage due to a planned shift toward working from home), and cost cutting resulting from the pandemic, which could lead to continued lower office occupancy (as of December 31, 2021, 9.6% of our commercial and retail leases at our share, based on square footage, were scheduled to expire in 2022 or had month-to-month terms), and new leasing has been slow to recover and will likely continue to lag due to delayed return-to-the office plans and decision making related to future office utilization;
●	Average in-place rents in our multifamily portfolio as of December 31, 2021 are approximately 9% below asking rents;
●	During 2021 and 2020, we recorded $1.1 million and $11.2 million of credit losses against billed rent receivables, and $19.6 million against deferred (straight-line) rent receivables in 2020. These losses were due to the effects of COVID-19, primarily from co-working and retail tenants, that were unable to pay rent while businesses were closed, not operating at full capacity or while employees continue to work from home;
●	A component of "Third-party real estate services, including reimbursements," the metric we use to measure and evaluate the performance of our third-party asset management and real estate services business operating segment, may decline if we do not receive reimbursement revenue, which represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects. Reimbursement revenue may decline if third-party clients cannot or do not reimburse us for such expenses, resulting in us incurring these costs in "General and administrative: third-party real estate services," but not being reimbursed for them, which could have a material adverse effect on this operating segment ("General and administrative: third-party real estate services expense" was $107.2 million and $114.8 million for years ended December 31, 2021 and 2020, and "Reimbursement revenue" was less than half of total revenue of our third-party asset management and real estate services business – $48.1 million of $114.0 million for the year ended December 31, 2021, and $56.7 million of $113.9 million, for the year ended December 31, 2020);
●	The potential deterioration of the appeal of our Placemaking strategy of amenity-rich, walkable Metro-served neighborhoods. Our Placemaking includes the delivery primarily of new multifamily and some office developments, locally sourced amenity retail and thoughtful improvements to streetscapes, sidewalks, parks and other outdoor gathering spaces. Pandemics may change how people think about work and residential spaces, as well as the appeal of public transportation, which could have a material adverse effect on our Placemaking;
●	Our Placemaking depends in significant part on a retail component, which frequently involves retail assets embedded in or adjacent to our multifamily and/or office assets. Temporary store closures and masking requirements may significantly affect our retail tenants' ability to generate sales and cause many retailers to, among other things, permanently close stores, decrease the size of new or existing stores, ask for concessions from us or go bankrupt;
●	During 2020, we began recognizing revenue from substantially all co-working tenants and retailers except for grocers, pharmacies, essential businesses and certain national credit tenants on the cash basis of accounting. We provided rent deferrals that had been contractually due during 2020 and 2021 totaling $10.1 million, of which $4.0 million was subsequently abated and $1.2 million was collected. During 2021, revenue for the majority of these tenants continued to be recognized on the cash basis of accounting. While we have seen some improvement in performance and cash collections, our retailers and co-working tenants are still experiencing some impact from the effects of COVID-19 and may continue to experience such impact;
●	Our under-construction assets may take longer to reach completion, including due to supply chain disruption and labor shortages, and assets that were recently moved from under-construction assets to operating assets totaling 322 units (161 units at our share) as of December 31, 2021 may take longer to stabilize and contribute to NOI;
●	A delay or reversal of the anticipated growth in our NOI;
●	The scaling back or delay of a significant amount of planned discretionary capital expenditures, including planned renovation projects, which could adversely affect the value of our properties;
●	We have experienced and may continue to experience supply chain and/or labor delays and disruptions as a result of new job site procedures or for other reasons, such as the ongoing labor shortage, delays in advancing entitlements, or the inability to obtain necessary permits; this could result in construction or development costs for our projects exceeding original estimates;
●	Parking revenue in our commercial portfolio for the year ended December 31, 2021 was approximately 65% of pre-pandemic levels of approximately $30 million annually due to delayed return-to-the-office plans for many of our office tenants;

●	During 2020, we determined that our investment in our former real estate venture that owned The Marriott Wardman Park hotel was impaired due to a decline in the fair value of the underlying asset and recorded an impairment loss of $6.5 million; and
●	Throughout 2020 and 2021, we experienced failures by some of our residential and commercial and many of our retail tenants to pay rent, combined with the inability to pursue our rights against many of those tenants due to governmental suspensions of evictions and late fees.

In the event that some or all of the foregoing risks continue or occur again, as applicable, it could have a material adverse effect on us.

Risks Related to Our Business and Operations

Our portfolio of assets is geographically concentrated in Washington, D.C. metropolitan area submarkets, and particularly concentrated in National Landing, which makes us susceptible to adverse economic and other conditions such that an economic downturn affecting this area could have a material adverse effect on us.

We are particularly susceptible to adverse economic or other conditions in the Washington D.C. metropolitan market (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, actual or anticipated federal government shutdowns, uncertainties related to federal elections, relocations of businesses, increases in real estate and other taxes, and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters (including earthquakes, floods, storms and hurricanes), potentially adverse effects of climate change and other disruptions that occur in this market (such as terrorist activity or threats of terrorist activity and other events), any of which may have a greater impact on the value of our assets or on our operating results than if we owned a more geographically diverse portfolio. Terrorist attacks in the Washington, D.C. metropolitan area could directly or indirectly damage our assets, both physically and financially, or cause losses that materially exceed our insurance coverage. Properties that are occupied by federal government tenants may be more likely to be the target of a future attack. Moreover, the same risks that apply to the Washington, D.C. metropolitan area as a whole also apply to the individual submarkets where our assets are located. National Landing makes up more than half of our portfolio based on square footage at our share. Portions of our markets, including National Landing, have underperformed other markets in the region with respect to rent growth and occupancy. Any adverse economic or other conditions in the Washington, D.C. metropolitan area and our submarkets, especially National Landing, or any decrease in demand for office, multifamily or retail assets could have a material adverse effect on us.

Our assets and the property development market in the Washington, D.C. metropolitan area are dependent on an economy that is heavily reliant on federal government spending and use of office assets, and any actual or anticipated curtailment of such spending could have a material adverse effect on us.

Any curtailment of federal government spending, whether due to a change of presidential administration or control of Congress, federal government sequestrations, furloughs or shutdowns, a slowdown of the U.S. and/or global economy, any change in federal government agencies work-from-home policies or uses of office space or other factors, could have an adverse impact on real estate values and property development in the Washington, D.C. metropolitan area, on demand and willingness to enter into long-term contracts for office space by the federal government and companies dependent upon the federal government, as well as on occupancy rates and annualized rents of multifamily and retail assets by occupants or patrons whose employment is by or related to the federal government. For instance, two of our civilian agency GSA tenants reduced their leased square footage due to a planned shift toward working from home. Any such curtailments in federal spending or changes in federal leasing policy could occur in the future, which could have a material adverse effect on us.

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

The benefits of Amazon's new headquarters locating in National Landing that might accrue to us may be less than we, financial or industry analysts or investors anticipate. For example, if Amazon invests less than the announced amounts in

National Landing or makes such investment over a longer period than anticipated, or if its business prospects decline, our ability to achieve the benefits associated with Amazon's headquarters location in National Landing could be adversely affected. Furthermore, Amazon's headquarters location in National Landing may not have the anticipated collateral financial effect. If we do not achieve the perceived benefits of such location as rapidly or to the extent anticipated by us, financial or industry analysts or investors, we and potentially the market price of our common shares could be adversely affected. Amazon also currently leases a significant amount of office space from us (with a remaining weighted average lease term of 2.5 years), all or a substantial portion of which it may vacate following completion of the office buildings it is currently developing on land purchased from us in National Landing. If we are unable to re-lease that space at market rents, it could have a material adverse effect on us and the market price of our common shares. Additionally, if the Virginia Tech Innovation Campus reduces its contemplated size or does not have the anticipated collateral financial effect, it could have a material adverse effect on us.

We derive a significant portion of our revenue from U.S. federal government tenants and we may face additional risks and costs associated with directly managing assets occupied by government tenants.

For the year ended December 31, 2021, 22.0% of the rental revenue from our commercial segment was generated by rentals to federal government tenants, and federal government tenants historically have been a significant source of new leasing for us. For the year ended December 31, 2021, GSA was our largest single tenant, with 57 leases comprising 20.3% of total annualized rent at our share. The occurrence of events that have a negative impact on the demand for federal government office space, such as a decrease in federal government payrolls or a change in policy that prevents governmental tenants from renting our office space, would have a much larger adverse effect on our revenue than a corresponding occurrence affecting other categories of tenants. If demand for federal government office space were to decline, it would be more difficult for us to lease our buildings and could reduce overall market demand and corresponding rental rates, all of which could have a material adverse effect on us. Lease agreements with these federal government agencies contain provisions required by federal law, which require, among other things, that the lessor of the property agree to comply with certain rules and regulations, including rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data, and certain provisions intending to assist small businesses. We directly manage assets with federal government agency tenants, which subjects us to additional risks associated with compliance with applicable federal rules and regulations. In addition, there are additional requirements relating to the potential application of equal opportunity provisions and related requirements to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether these requirements apply to a company that is affiliated with the actual government contractor (the legal entity that is the lessor under a lease with a federal government agency) include whether such company and the government contractor are under common ownership, have common management, and are under common control. We own the entity that is the government contractor and the property manager, increasing the risk that requirements of the Employment Standards Administration's Office of Federal Contract Compliance Programs and requirements to prepare affirmative action plans pursuant to the applicable executive order may be determined to be applicable to us. Compliance with these regulations is costly and any increase in regulation could increase our costs, which could have a material adverse effect on us.

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

Real estate development and redevelopment activities are a critical element of our business strategy, and we expect to engage in such activities with respect to several of our properties and with properties that we may acquire in the future. To the extent that we do so, we will be subject to risks, including, without limitation:

●	construction or redevelopment costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or unprofitable;
●	time required to complete the construction or redevelopment of a project or to lease-up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;
●	contractor, subcontractor and supplier disputes, strikes, labor disputes or shortages, weather conditions or supply disruptions (including those related to the supply chain);
●	failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all;

●	delays with respect to obtaining, or the inability to obtain, necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws;
●	occupancy rates and rents of a completed project may not be sufficient to make the project profitable;
●	incurrence of design, permitting and other development costs for opportunities that we ultimately abandon;
●	the ability of prospective real estate venture partners or buyers of our properties to obtain financing; and
●	the availability and pricing of financing to fund our development activities on favorable terms or at all.

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

As of December 31, 2021, 10.3% of our assets measured by total square feet at our share were held through real estate ventures, and we expect to co-invest in the future with other third parties through partnerships, real estate ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, real estate venture or other entity. In particular, we may use real estate ventures as a significant source of equity capital to fund our development strategy. Consequently, with respect to any such third-party arrangement, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, real estate venture or other entity, or structure of ownership and may, under certain circumstances, be exposed to risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions, and we may be forced to make contributions to maintain the value of the property. Partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take action or withhold consent contrary to our policies or objectives. In some instances, partners or co-venturers may have competing interests in our markets that could create conflict of interest issues. These investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or real estate venture. We and our respective partners or co-venturers may each have the right to trigger a buy-sell right or forced sale arrangement, which could cause us to sell our interest, or acquire our partners' or co-venturers' interest, or to sell the underlying asset, either on unfavorable terms or at a time when we otherwise would not have initiated such a transaction. In addition, a sale or transfer by us to a third party of our interests in the partnership or real estate venture may be subject to consent rights or rights of first refusal in favor of our partners or co-venturers, which would in each case restrict our ability to dispose of our interest in the partnership or real estate venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if the entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in that entity, including by contributing our interest to a subsidiary of ours that is subject to corporate level income tax. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting assets owned by the partnership or real estate venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our real estate ventures may be subject to debt, and the refinancing of such debt may require equity capital calls. Furthermore, any cash distributions from real estate ventures will be subject to the operating agreements of the real estate ventures, which may limit distributions, the timing of distributions or specify certain preferential distributions among the respective parties. The occurrence of any of the risks described above could have a material adverse effect on us.

We depend on major tenants in our commercial portfolio, and the bankruptcy, insolvency or inability to pay rent of any of these tenants could have a material adverse effect on us.

As of December 31, 2021, the 20 largest office and retail tenants in our Operating Portfolio represented 55.5% of our share of total annualized office and retail estimated rent. In many cases, through tenant improvement allowances and other concessions, we have made substantial upfront investments in leases with our major tenants that we may not recover if they fail to pay rent through the end of the lease term. The inability or failure of a major tenant to pay rent, or the bankruptcy or insolvency of a major tenant, may adversely affect the income produced by our Operating Portfolio. Additionally, we may experience delays in enforcing our rights as landlord due to federal, state and local laws and regulations and may incur substantial costs in protecting our investment. Any such event could have a material adverse effect on us.

We derive a significant portion of our revenue from five of our assets.

As of December 31, 2021, five of our assets in the aggregate generated 20.9% of our share of annualized rent. The occurrence of events that have a negative impact on one or more of these assets, such as a natural disaster that damages one or more of these assets, would have a much larger adverse effect on our revenue than a corresponding occurrence affecting a less significant property. A substantial decline in the revenue generated by one or more of these assets could have a material adverse effect on us.

Our Placemaking depends in significant part on a retail component, which frequently involves retail assets embedded in or adjacent to our multifamily assets and/or commercial assets, making us subject to risks that affect the retail environment generally, such as competition from discount and online retailers, weakness in the economy, pandemics, a decline in consumer spending and the financial condition of major retail tenants, any of which could adversely affect market rents for retail space and the willingness or ability of retailers to lease space in our retail assets.

If our retail assets lose tenants, whether to the proliferation of online businesses and discount retailers, a decline in general economic conditions and consumer spending or otherwise, it could have a material adverse effect on us. If we fail to reinvest in and redevelop our assets to maintain their attractiveness to retailers and shoppers, then retailers or shoppers may perceive that shopping at other venues or online is more convenient, cost-effective or otherwise more attractive, which could negatively affect our ability to rent retail space at our assets. In addition, some of our assets depend on anchor or major retail tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants. Any of the foregoing factors could adversely affect the financial condition of our retail tenants, the willingness of retailers to lease space from us, and the success of our Placemaking, which could have a material adverse effect on us.

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

As of December 31, 2021, we estimate that our 11 near-term development pipeline assets will total 5.3 million square feet (5.0 million square feet at our share) of estimated potential development density and our 25 future development pipeline assets will total 14.3 million square feet (11.6 million square feet at our share) of estimated potential development density. The potential development density estimates for our development pipeline and/or any particular development parcel are based solely on our estimates, using data available to us, and our business plans as of December 31, 2021. The actual density of our development pipeline and/or any development parcel may differ substantially from our estimates based on numerous factors, including our inability to obtain necessary zoning, land use and other required entitlements, legal challenges to our plans by activists and others, as well as building, occupancy and other required governmental permits and authorizations, and changes in the entitlement, permitting and authorization processes that restrict or delay our ability to develop, redevelop or use our development pipeline at anticipated density levels. Moreover, we may strategically choose not to develop, redevelop or use our development pipeline to its maximum potential development density or may be unable to do so as a result of factors beyond our control, including our ability to obtain financing on terms and conditions that we find acceptable, or at all, to fund our development activities. We can provide no assurance that the actual density of our development pipeline and/or any development parcel will be consistent with our estimated potential development density.

The occurrence of cyber incidents, or a deficiency in our cybersecurity, or the cybersecurity of our service providers, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, regulatory enforcement and other legal proceedings and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is any intentional or unintentional adverse event that threatens the confidentiality, integrity, or availability of our information resources and can include unauthorized persons gaining access to systems to disrupt operations, corrupting data or stealing confidential information. The risk of a cyber incident or disruption, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks have increased globally. As our reliance on technology increases, so do the risks posed to our systems – both internal and external. Our primary risks that could directly result from the occurrence of a cyber incident are theft of assets; operational interruption; regulatory enforcement, lawsuits and other legal proceedings; damage to our relationships with our tenants; and private data exposure. A significant and extended disruption could damage our business or reputation, cause a loss of revenue, have an adverse effect on tenant relations, cause an unintended or unauthorized public disclosure, or lead to the misappropriation of proprietary, personally identifying, and confidential information, any of which could result in us incurring significant expenses to resolve these kinds of issues. Although we have implemented processes, procedures and controls to help mitigate the risks associated with a cyber incident, there can be no assurance that these measures will be sufficient for all possible situations. Even security measures that are appropriate, reasonable and/or in accordance with applicable legal requirements may not be sufficient to protect the information we maintain. Unauthorized parties, whether within or outside our company, may disrupt or gain access to our systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, computer viruses or other malicious codes, and similar means of unauthorized and destructive tampering. A successful attack on one of our service providers could result in a compromise of our own network or a disruption in our supply chain or of services upon which we rely. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted cyber incidents evolve and generally are not recognized until launched against a target. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, making it impossible for us to entirely mitigate this risk. If any of the foregoing risks materialize, it could have a material adverse effect on us.

Increased focus on our ESG business values may constrain our business operations, impose additional costs and expose us to new risks that could have a material adverse effect on us.

Our business values integrate environmental sustainability, social responsibility, D&I and strong governance practices throughout our organization—these types of ESG matters have become increasingly important to investors and other stakeholders. Some investors may use these factors to determine their investment strategies, while current and potential employees and business partners may consider these factors when considering relationships with us. Certain organizations that provide corporate risk and corporate governance advisory services to investors have developed scores and ratings to evaluate companies based upon ESG metrics, and investors consider a company's score as a factor in making an investment decision. The focus and activism related to ESG matters may constrain our business operations or increase expenses. Additionally, we may face reputational damage if our corporate responsibility initiatives do not meet the standards set by various constituencies, including those of third-party providers of corporate responsibility ratings and reports. There can be no assurance that our focus on our ESG business values will be well-regarded by investors, particularly since the criteria by which companies are rated for their ESG efforts may change. A low ESG score could result in a negative perception of us, exclusion of our securities from consideration by certain investors and/or cause investors to reallocate their capital away from us, each of which could have an adverse impact on the price of our securities.

We face risks related to the real estate industry.

As a REIT we are subject to significant risks related to the real estate industry, any of which could have a material adverse effect on us. These include, among other things:

●	The value of real estate fluctuates depending on conditions in the general economy and the real estate business. Additionally, adverse changes in these conditions may result in a decline in rental revenue, sales proceeds and occupancy levels at our assets and adversely impact our revenue and cash flows. If rental revenue, sales proceeds and/or occupancy levels decline, we generally would expect to have less cash available to pay indebtedness and for distribution to shareholders. In addition, some of our major expenses, including mortgage payments, real estate taxes and maintenance costs generally do not decline when the related rents decline.
●	The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, and our inability or the inability of our tenants to timely refinance maturing liabilities to meet liquidity needs may materially affect our financial condition and results of operations. Additionally, mortgage debt obligations expose us to risk of foreclosure and the loss of properties subject to such obligations.
●	It may be difficult to buy and sell real estate quickly, or we or potential buyers of our assets may experience difficulty in obtaining financing, which may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. Additionally, we may be unable to identify, negotiate, finance or consummate acquisitions of properties, or acquire properties on favorable terms, or at all.
●	The composition of our portfolio by asset type is likely to change over time, which could expose us to different asset class risks than if our portfolio composition remained static, and we may be adversely affected by trends in the asset classes we currently own.
●	We may not be able to control the operating expenses associated with our properties, which include real estate taxes, insurance, loan payments, maintenance, and costs of compliance with governmental regulation, or our operating expenses may remain constant or increase, even if our revenue does not increase, which could have a material adverse effect on us.
●	We may be unable to renew leases, lease vacant space or re-let space as leases expire, or do so on favorable terms, which could have a material adverse effect on us. As of December 31, 2021, leases representing 9.6% of our share of the office and retail square footage in our Operating Portfolio are scheduled to expire in 2022 or have month-to-month terms, and 16.8% of our share of the square footage of the assets in our commercial portfolio was unoccupied and not generating rent. We may find it necessary to make rent or other concessions and/or significant capital expenditures to improve our assets to retain and attract tenants.
●	We may be unable to maintain or increase our occupancy and revenue at certain commercial, multifamily and other assets due to an increase in supply, more favorable terms offered by competitors, and/or deterioration in our markets.
●	Increased affordability of residential homes and other competition for tenants of our multifamily properties could affect our ability to retain current residents of our multifamily properties, attract new ones or increase or maintain rents, which could adversely affect our results of operations and our financial condition.
●	We may from time to time be subject to litigation, which may significantly divert the attention of our officers and/or trustees and result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance, any of which could have a material adverse effect on us.
●	We own leasehold interests in certain land on which some of our assets are located. If we default under the terms of any of these ground leases, we may be liable for damages and could lose our leasehold interest in the property or our option to purchase the underlying fee interest in such asset. In addition, unless we purchase the underlying fee interests in the land on which a particular property is located, we will lose our right to operate the property or we will continue to operate it at much lower profitability, which would significantly adversely affect our results of operations. In addition, if we are perceived to have breached the terms of a ground lease, the fee owner may initiate proceedings to terminate the lease.
●	Our assets may be subject to impairment losses, which could have a material adverse effect on our results of operations.
●	Climate change, including rising sea levels, flooding, extreme weather, and changes in precipitation and temperature, may result in physical damage to, or a total loss of, our assets located in areas affected by these conditions, including those in low-lying areas close to sea level, and/or decreases in demand, rent from, or the value of those assets. In addition, we may incur material costs to protect these assets, including increases in our insurance premiums as a result of the threat of climate change, or the effects of climate change may not be covered by our insurance policies. Furthermore, changes in federal and state legislation and regulations on climate change could result in increased utility expenses and/or increased capital expenditures to improve the energy efficiency and reduce carbon emissions of our properties in order to comply with such regulations or result in fines for non-compliance. Any of the foregoing could have a material and adverse effect on us.

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

As of December 31, 2021, we had $2.5 billion aggregate principal amount of consolidated debt outstanding, and our unconsolidated real estate ventures had $1.1 billion aggregate principal amount of debt outstanding ($373.3 million at our share), resulting in a total of $2.9 billion aggregate principal amount of debt outstanding at our share. A portion of our outstanding debt is guaranteed by our operating partnership. Our cash flow from operations may be insufficient to meet our required debt service and payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our assets or to pay the dividends currently contemplated. Additionally, our debt agreements include customary restrictive covenants, that, among other things, restrict our ability to incur additional indebtedness, to engage in material asset sales, mergers, consolidations and acquisitions, and to make capital expenditures, and some of our debt agreements also include requirements to maintain financial ratios. Our ability to borrow is subject to compliance with these and other covenants, and failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources or give possession of a property to the lender. Any of the foregoing could affect our ability to obtain additional funds as needed, or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs or to finance our future acquisition and development activities.

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

As of December 31, 2021, $1.2 billion of our outstanding consolidated debt was subject to instruments that bear interest at variable rates without the benefit of arrangements that hedge against the risk of rising interest rates, and we may also borrow additional money at variable interest rates in the future without the benefit of associated hedges. With respect to these unhedged amounts, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect our cash flow and our ability to service our indebtedness and make distributions to our shareholders, which could, in turn, adversely affect the market price of our common shares. Based on our aggregate variable rate debt outstanding as of December 31, 2021, an increase of 100 basis points in interest rates would result in a hypothetical increase of approximately $11.8 million in interest expense on an annual basis. The amount of this change includes the benefit of interest rate swaps and caps we currently have in place.

Subject to these restrictions, we may enter into hedging transactions to protect ourselves from the effects of interest rate fluctuations on floating rate debt. As of December 31, 2021, our hedging transactions included interest rate swap agreements, which covered $862.7 million of our outstanding consolidated debt, a significant portion of which is with one counterparty, which also exposes us to counterparty risk. Interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates, which could reduce the overall returns on our investments. Moreover, there can be no assurance that our hedging arrangements will qualify as highly effective cash flow hedges under applicable accounting standards. Furthermore, should we desire to terminate a hedging agreement, there could be significant costs and cash requirements. Finally, the REIT provisions of the Code impose certain restrictions on our ability to use hedges, swaps and other types of derivatives to hedge our liabilities. Any of the foregoing could have a material adverse effect on us.

The future of the reference rate used in our existing floating rate debt instruments and hedging arrangements is uncertain, which could have an uncertain economic effect on these instruments, which could have a material adverse effect on us.

As of December 31, 2021, we had floating rate debt with a principal balance totaling $2.0 billion and hedging arrangements with a notional value totaling $1.7 billion that use LIBOR as a reference rate. On November 30, 2020, the United Kingdom regulator announced its intentions, subject to confirmation following an early December consultation, to cease the publication of the one-week and two-month USD-LIBOR immediately following the December 31, 2021 publications, and the remaining USD-LIBOR tenors immediately following the June 30, 2023 publications. Though an alternative reference rate for LIBOR, the SOFR, exists, significant uncertainties still remain. We can provide no assurance regarding the future of LIBOR and when our LIBOR-based instruments will transition from LIBOR as a reference rate to SOFR or another reference rate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things, result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.

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

Certain of our trustees and executive officers may have actual or potential conflicts of interest because of their previous or continuing equity interest in, or positions at JBG, including trustees and members of our senior management, who have an ownership interest in the JBG Legacy Funds and own carried interests in certain JBG Legacy Funds and in certain of our real estate ventures that entitle them to receive additional compensation if certain funds or real estate ventures achieve certain return thresholds.

Some of our trustees and executive officers are persons who were employees of JBG, and they own equity interests in certain JBG Legacy Funds and related entities. Ownership of interests in the JBG Legacy Funds and current or past service as a managing member, at JBG, could create, or appear to create, potential conflicts of interest. Certain of the JBG Legacy Funds own the JBG Excluded Assets, which JBG Legacy Funds are owned in part by members of our senior management and certain trustees. In addition, although the asset management and property management fees associated with the JBG Excluded Assets were assigned to us upon completion of the Formation Transaction, the general partner and managing member interests in the JBG Legacy Funds held by former JBG executives (who became members of our management team) and certain trustees were not transferred to us and remain under the control of these individuals. As a result, our management's time and efforts may be diverted from the management of our assets to management of the JBG Legacy Funds, which could adversely affect the execution of our business plan and our results of operations and cash flow. In addition, members of our senior management and certain trustees have an ownership interest in the JBG Legacy Funds and own carried interests in each fund and in certain of our real estate ventures that entitle them to receive additional compensation if the fund or real estate venture achieves certain return thresholds. As a result, members of our senior management could be incentivized to spend time and effort maximizing the cash flow from the assets being retained by the JBG Legacy Funds and certain real estate ventures, particularly through sales of assets, which may accelerate payments of the carried interest but would reduce the asset management and other fees that would otherwise be payable to us with respect to the JBG Excluded Assets. These actions could adversely impact our results of operations and cash flow.

Other potential conflicts of interest with the JBG Legacy Funds include transactions with these funds and competition for tenants. We have, and in the future we may, enter into transactions with the JBG Legacy Funds, such as purchasing assets from them. Any such transaction would create a conflict of interest as a result of our management team's interests on both sides of the transaction, because we manage the JBG Legacy Funds and because members of our management and board of trustees own interests in the general partner or other managing entities of the funds. We may compete for tenants with the JBG Legacy Funds and because we typically manage the assets of the JBG Legacy Funds, we may have a conflict of interest when competing for a tenant if the tenant is interested in assets owned by us and the JBG Legacy Funds. Any of the above-described conflicts of interest could have a material adverse effect on us.

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in shareholder dilution and limit our ability to sell or refinance such assets.

In the future, we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in our operating partnership, which may result in shareholder dilution through the issuance of OP Units that may be exchanged for common shares. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct (as compared to a transaction where we do not inherit the contributor's tax basis but acquire tax basis equal to the value of the consideration exchanged for the property) until the OP units issued in such transactions are redeemed for cash or converted into common shares. While no such protection arrangements existed as of December 31, 2021, in the future we may agree to protect the contributors' ability to defer recognition of taxable gain through restrictions on our ability to dispose of, or refinance the debt on, the acquired properties for specified periods of time. Similarly, we may be required to incur or maintain debt we would otherwise not incur or maintain so that we can allocate the debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

Our declaration of trust and bylaws, the partnership agreement of our operating partnership and Maryland law, and the Code contain provisions that may delay, defer or prevent a change of control transaction that might involve a premium price for our common shares or that our shareholders otherwise believe to be in their best interest.

Our declaration of trust contains ownership limits with respect to our shares. Generally, to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer "individuals" (including some types of entities) at any time during the last half of our taxable year. To address this requirement and other tax considerations, our declaration of trust prohibits, among other things, the actual, beneficial or constructive ownership by any person of more than 7.5% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series, including our common shares. For these purposes, our declaration of trust includes a "group" as that term is used for purposes of Section 13(d)(3) of the Exchange Act in the definition of "person." Our Board of Trustees may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied, but is not required to grant any exemption. Our Board of Trustees may determine not to grant an exemption even if no adverse tax or REIT qualification consequences would be caused by ownership in excess of the 7.5% ownership limit.

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

As permitted by Maryland law, under our declaration of trust, trustees and officers shall not be liable to us and our shareholders for money damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or services; or a final judgment based upon a finding of active and deliberate dishonesty by the trustee or officer that was material to the cause of action adjudicated. In addition, our declaration of trust requires us to indemnify our trustees and officers (in some cases, without requiring a preliminary determination of the trustee's or officer's ultimate entitlement to indemnification) for actions taken by them in those and certain other capacities to the maximum extent permitted by Maryland law. The Maryland REIT law permits a REIT to indemnify and advance expenses to its trustees, officers, employees and agents to the same extent as permitted by the MGCL for directors and officers of a Maryland corporation. Generally, Maryland law permits a Maryland corporation to indemnify its present and former directors and officers except in instances where the person seeking indemnification acted in bad faith or with active and deliberate dishonesty, actually received an improper personal benefit in money, property or services or, in the case of a criminal proceeding, had reasonable cause to believe that his or her actions were unlawful. Under Maryland law, a Maryland corporation also may not indemnify a director or officer in a suit by or in the right of the corporation in which the director or officer was adjudged liable to the corporation or for a judgment of liability on the basis that a personal benefit was improperly received. A court may order indemnification if it determines that the director or officer is fairly and reasonably entitled to indemnification, even though the director or officer did not meet the prescribed standard of conduct; however, indemnification for an adverse judgment in a suit by us or in our right, or for a judgment of liability on the basis that personal benefit was improperly received, is limited to expenses. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist. Accordingly, if actions taken in good faith by any of our trustees or officers impede the performance of our company, your ability to recover damages from such trustee or officer will be limited.

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

For us to qualify to be taxed as a REIT, we generally must distribute to our shareholders each year at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. We intend to distribute 100% of our REIT taxable income to our shareholders out of assets legally available therefor. From time to time, we may generate taxable income greater than our cash flow. For example, if we dispose of properties in transactions that are intended to qualify as like-kind exchanges under Section 1031 of the Code and such transactions either fail to consummate the acquisition of replacement property in the like-kind exchanges or are successfully challenged and determined to be currently taxable, our taxable income and earnings and profits would increase, and may require additional distributions to shareholders or, in lieu of that, require us to pay corporate income tax, possibly including interest and penalties. If we do not have other funds available in these and other types of situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or make taxable distributions of our shares or debt securities to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and avoid corporate income tax and a 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Because amounts distributed will not be available to fund investment activities, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares. Any restrictions on our ability to incur additional indebtedness or make certain distributions could preclude us from meeting the 90% distribution requirement. Decreases in funds from operations due to unfinanced expenditures for acquisitions of assets or increases in the number of shares outstanding without commensurate increases in funds from operations would each adversely affect our ability to maintain our current level of distributions to our shareholders. Consequently, there can be no assurance that we will be able to make distributions at the anticipated distribution rate or any other rate.

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

A TRS is a corporation in which a REIT directly or indirectly holds stock and which has elected, with the REIT to be taxable as a regular corporation, at regular corporate income tax rates. As a REIT, we cannot own certain assets or conduct certain activities directly, without risking failing the income or asset tests that apply to REITs. We can, however, hold these assets or undertake these activities through a TRS. For example, we generally cannot provide certain non-customary services to our tenants, and we cannot derive income from a third party that provides such services. If we forego providing such services to our tenants, we may be at a disadvantage to competitors who are not subject to the same restrictions. Accordingly, we provide such non-customary services to our tenants and share in the revenue from such services through our TRSs. As noted, the income earned through our TRSs will be subject to corporate income taxes. In addition, a 100% excise tax will be imposed on certain transactions between us and our TRSs that are not conducted on an arm's length basis.

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

Under the Tax Matters Agreement that we entered into with Vornado, we may be required to indemnify Vornado against any taxes and related amounts and costs if the distribution of JBG SMITH shares by Vornado, together with certain related transactions, is not tax-free and that treatment results from (i) actions or failures to act by us, or (ii) our breach of certain representations or undertakings. The Separation Agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the Formation Transaction, as well as those obligations of Vornado that we assumed pursuant to the Separation Agreement. If we are required to indemnify Vornado under the circumstances set forth in the Tax Matters Agreement or the Separation Agreement, we may be subject to substantial liabilities. Pursuant to the Separation Agreement, Vornado agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Vornado agreed to retain, and there can be no assurance that Vornado will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Vornado any amounts for which we are held liable, such indemnification may be insufficient to fully offset the financial impact of such liabilities and/or we may be temporarily required to bear these losses while seeking recovery from Vornado. Additionally, prior to entering into the MTA, the diligence reviews performed by each of Vornado and JBG with respect to the business and assets of the other were necessarily limited in nature and scope and may not have adequately uncovered all of the contingent or undisclosed liabilities that we assumed in connection with the Formation Transaction, many of which may not be covered by insurance. The MTA does not provide for indemnification for these types of liabilities by either party post-closing, and, therefore, we may not have any recourse with respect to such unexpected liabilities. Any such liabilities could cause us to experience losses, which may be significant, which could have a material adverse effect on us.

Unless Vornado and JBG SMITH were both REITs following the Separation, JBG SMITH could be required to recognize certain corporate-level gains for tax purposes as a result of the Separation.

We believe that each of Vornado and JBG SMITH operated in a manner so that each qualified as a REIT immediately after the Separation and at all times during the two years after the Separation. However, if either Vornado or JBG SMITH failed to qualify as a REIT following the Separation, then, for our taxable year that includes the Separation, the IRS may assert that JBG SMITH would have to recognize corporate-level gain on assets acquired in the Separation.

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

One of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effect of the current pandemic of the novel coronavirus, or COVID-19 and the ensuing economic turmoil on the Company, our financial condition, results of operations, cash flows, performance, our tenants, the real estate market, and the global economy and financial markets. The extent to which COVID-19 continues to impact us and our tenants depends on future developments, many of which are highly uncertain and cannot be predicted with confidence. These developments include: the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, effectiveness and willingness of people to take COVID-19 vaccines, the duration of associated immunity and vaccine efficacy against variants of COVID-19, the extent and effectiveness of other containment measures taken, and the response of the overall economy, the financial markets and the population (including the potential effects of inflation), particularly in areas in which we operate, and whether the residential market in the Washington, D.C. region and any of our properties will be materially impacted by the various moratoriums on residential evictions; the impact of disruptions to the credit and capital markets on our ability to access capital, including refinancing maturing debt; changes to the amount and manner in which tenants use space; whether we incur additional costs or make additional concessions or offer other incentives to existing or prospective tenants to reconfigure space; the impact on our net operating income, same store net operating income, NAV, stock price, revenue from our multifamily and commercial portfolio, operating costs, deferrals of rent, uncollectable operating lease receivables, occupancy rates, parking revenue, and burn-off of rent abatement; whether the Washington, D.C. region will be more resilient than other parts of the country in any recession resulting from COVID-19; whether we will recognize currently estimated unrecognized development fee revenue on the anticipated timing or at all; our annual dividend per share and dividend yield; in the case of our construction and near-term development pipeline assets, estimated square feet, estimated number of units and in the case of our future development pipeline assets, estimated potential development density; expected key Amazon transaction terms and timeframes for closing any Amazon transactions not yet closed; planned infrastructure and educational improvements related to Amazon’s additional headquarters and the Virginia Tech Innovation Campus; the economic impact of Amazon’s additional headquarters on the D.C. region and National Landing; the impact of our role as the developer, property manager and retail leasing agent in connection with Amazon’s new headquarters; our development plans related to Amazon’s additional headquarters; whether we can access agency debt secured by our currently-unencumbered multifamily assets timely, on reasonable terms or at all; and the allocation of capital to our share repurchase plan and any impact on our stock price, among others, investors are cautioned to interpret many of the risks identified under the section titled "Risk Factors" in this Annual Report on Form 10-K as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

In particular, information included under "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. Such factors include, but are not limited to:

●	the economic health of the greater Washington Metro region and our geographic concentration therein, particularly our concentration in National Landing;
●	reductions in or actual or threatened changes to the timing of federal government spending;
●	changes in general political, economic and competitive conditions and specific market conditions;
●	the risks associated with real estate development and redevelopment, including unanticipated expenses, delays and other contingencies;
●	the risks associated with the acquisition, disposition and ownership of real estate in general and our real estate assets in particular;
●	the ability to control our operating expenses;
●	the risks related to co-investments in real estate ventures and partnerships;
●	the ability to renew leases, lease vacant space or re-let space as leases expire, and to do so on favorable terms;
●	the economic health of our tenants;
●	fluctuations in interest rates;
●	the supply of competing properties and competition in the real estate industry generally;
●	the availability and terms of financing and capital and the general volatility of securities markets;
●	the risks associated with mortgage debt and other indebtedness;
●	compliance with applicable laws, including those concerning the environment and access by persons with disabilities;
●	increased investor focus and activism related to ESG matters;
●	terrorist attacks and the occurrence of cyber incidents or system failures;
●	the ability to maintain key personnel;
●	failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and
●	other factors discussed under the caption "Risk Factors."

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

ITEM 2. PROPERTIES

Note on presentation of "at share" information. We present certain financial information and metrics "at JBG SMITH Share," which is calculated on an entity-by-entity basis. "At JBG SMITH Share" information, which we also refer to as being "at share," "our pro rata share" or "our share," is not, and is not intended to be, a presentation in accordance with GAAP. Because as of December 31, 2021, 10.3% of our assets, as measured by total square feet, were held through real estate ventures in which we own less than 100% of the ownership interest, we believe this form of presentation, which includes our economic interests in the unconsolidated real estate ventures, provides investors important information regarding a significant component of our portfolio, its composition, performance and capitalization. We classify our portfolio as "operating," "under-construction," "near-term development" or "future development."

The following tables provide information about each of our commercial, multifamily, near-term development pipeline and future development pipeline portfolios as of December 31, 2021. Many of our near-term and future development pipeline assets are adjacent to or an integrated component of operating commercial or multifamily assets in our portfolio. A significant number of our assets included in the following tables are held through real estate ventures with third parties or are subject to ground leases. In addition to other information, the following tables indicate our percentage ownership, whether the asset is consolidated or unconsolidated, and whether the asset is subject to a ground lease.

Commercial Assets

				Total
	%		Same Store (2):	Square	%	Office %	Retail %
Commercial Assets	Ownership	C/U (1)	YTD 2020-2021	Feet	Leased	Occupied	Occupied

National Landing
1550 Crystal Drive (3)	100.0%	C	Y	550,179	94.6%	92.0%	86.0%
2121 Crystal Drive	100.0%	C	Y	505,349	71.3%	71.3%	-
2345 Crystal Drive	100.0%	C	Y	499,663	87.3%	87.1%	100.0%
2231 Crystal Drive	100.0%	C	Y	468,238	86.9%	80.3%	97.4%
2011 Crystal Drive	100.0%	C	Y	440,996	57.5%	52.7%	100.0%
2451 Crystal Drive	100.0%	C	Y	401,902	76.9%	76.4%	92.6%
1235 S. Clark Street	100.0%	C	Y	384,753	97.5%	95.9%	97.2%
241 18th Street S.	100.0%	C	Y	363,356	96.5%	97.6%	84.0%
251 18th Street S. (3)	100.0%	C	Y	337,961	89.7%	97.9%	34.6%
1215 S. Clark Street	100.0%	C	Y	336,159	100.0%	100.0%	100.0%
201 12th Street S.	100.0%	C	Y	329,607	98.5%	98.5%	100.0%
2200 Crystal Drive	100.0%	C	Y	283,608	57.0%	57.0%	-
1225 S. Clark Street	100.0%	C	Y	276,594	96.2%	96.0%	100.0%
1901 South Bell Street (3)	100.0%	C	Y	275,037	92.1%	92.1%	-
1770 Crystal Drive	100.0%	C	N	273,650	98.4%	100.0%	68.5%
Crystal City Marriott (345 Rooms)	100.0%	C	Y	266,000	-	-	-
2100 Crystal Drive	100.0%	C	Y	253,437	100.0%	100.0%	-
1800 South Bell Street	100.0%	C	Y	206,186	99.2%	100.0%	88.8%
200 12th Street S.	100.0%	C	Y	202,708	79.5%	79.5%	-
Crystal City Shops at 2100 (3)	100.0%	C	Y	53,174	81.3%	-	81.3%
Crystal Drive Retail (3)	100.0%	C	Y	49,839	86.2%	-	86.2%
2221 S. Clark Street - Office	100.0%	C	Y	35,182	-	-	-

Other VA
Courthouse Plaza 1 and 2 (4)	100.0%	C	Y	630,135	82.0%	80.8%	94.3%
RTC-West (3)	100.0%	C	Y	470,095	87.4%	85.7%	93.3%
800 North Glebe Road	100.0%	C	Y	303,644	98.5%	100.0%	82.3%
Central Place Tower (4)	50.0%	U	Y	551,758	98.4%	98.3%	100.0%
Stonebridge at Potomac Town Center (5)	10.0%	U	Y	504,327	97.8%	-	95.2%
Rosslyn Gateway-North	18.0%	U	Y	145,601	67.4%	62.9%	72.3%
Rosslyn Gateway-South	18.0%	U	Y	102,879	75.9%	78.8%	40.4%

D.C.
Universal Buildings	100.0%	C	Y	659,459	64.1%	58.4%	99.6%
2101 L Street	100.0%	C	Y	378,660	85.6%	70.5%	92.6%
1730 M Street (4)	100.0%	C	Y	204,840	90.4%	83.8%	100.0%
1700 M Street (6)	100.0%	C	Y	34,000	-	-	-
L'Enfant Plaza Office-East (4)	49.0%	U	Y	397,855	63.4%	63.4%	-
L'Enfant Plaza Office-North	49.0%	U	Y	298,567	90.5%	90.2%	87.1%
L'Enfant Plaza Retail (4)	49.0%	U	Y	119,291	71.0%	100.0%	66.3%
1900 N Street (4)	55.0%	U	N	269,581	82.7%	76.4%	21.3%
The Foundry	9.9%	U	Y	225,683	88.2%	87.9%	100.0%
1101 17th Street	55.0%	U	Y	208,894	85.0%	84.2%	100.0%

MD
4747 Bethesda Avenue (7)	100.0%	C	N	300,508	98.0%	96.2%	100.0%
7200 Wisconsin Avenue	100.0%	C	Y	270,817	72.5%	56.3%	100.0%
One Democracy Plaza (4) (5)	100.0%	C	Y	212,922	86.9%	86.8%	100.0%
Operating - Total / Weighted Average				13,083,094	85.1%	82.8%	88.1%

Totals at JBG SMITH Share
National Landing				6,793,578	86.3%	85.5%	82.3%
Other VA				1,774,912	89.0%	88.1%	92.4%
D.C.				1,962,101	76.2%	70.5%	87.8%
MD				784,247	86.2%	79.9%	100.0%
Operating - Total / Weighted Average				11,314,838	84.9%	82.9%	86.3%

Note:    At 100% share, unless otherwise noted. Excludes our 10% subordinated interest in one commercial building held through a real estate venture in which we have no economic interest.

(1)	"C" denotes a consolidated interest. "U" denotes an unconsolidated interest.
(2)	"Y" denotes an asset as same store and "N" denotes an asset as non-same store.

(3)	The following assets contain space that is held for development or not otherwise available for lease. This out-of-service square footage is excluded from square feet, leased, and occupancy metrics in the above table.

		Not Available
Commercial Asset	In-Service	for Lease
1550 Crystal Drive	550,179	1,721
251 18th Street S.	337,961	1,480
1901 South Bell Street	275,037	1,924
Crystal City Shops at 2100	53,174	19,041
Crystal Drive Retail	49,839	7,126
RTC-West	470,095	17,988

(4)	Asset is subject to a ground lease where we are the lessee.
(5)	Not Metro-served.
(6)	This asset, a development site in Washington, D.C., was leased by us (as landlord) in 2018 for a 99-year term, with no extension options.
(7)	Includes our corporate office lease for approximately 84,400 square feet.

Multifamily Assets

				Number	Total		Multifamily
	%		Same Store (2):	of	Square	%	%	Retail %
Multifamily Assets	Ownership	C/U (1)	YTD 2020-2021	Units	Feet	Leased	Occupied	Occupied

National Landing
RiverHouse Apartments	100.0%	C	Y	1,676	1,327,551	96.3%	95.1%	100.0%
The Bartlett	100.0%	C	Y	699	619,372	95.7%	93.6%	100.0%
220 20th Street	100.0%	C	Y	265	271,476	97.0%	94.0%	100.0%
2221 S. Clark Street - Residential (3)	100.0%	C	Y	216	96,948	72.5%	60.1%	-

D.C.
West Half	100.0%	C	N	465	385,368	91.0%	88.6%	72.6%
Fort Totten Square	100.0%	C	Y	345	384,956	98.1%	96.5%	100.0%
The Wren (4)	96.1%	C	N	433	332,682	90.7%	83.8%	100.0%
The Batley (5)	100.0%	C	N	432	300,388	91.4%	89.6%	-
WestEnd25	100.0%	C	Y	283	273,264	97.2%	95.4%	-
F1RST Residences	100.0%	C	Y	325	270,928	97.2%	94.8%	100.0%
1221 Van Street	100.0%	C	Y	291	225,530	95.7%	94.5%	100.0%
901 W Street	100.0%	C	N	161	154,862	94.7%	98.1%	70.8%
900 W Street (3)	100.0%	C	N	95	69,183	53.7%	51.6%	-
North End Retail	100.0%	C	Y	—	27,355	92.7%	-	92.7%
The Gale Eckington	5.0%	U	Y	603	466,716	92.4%	86.7%	100.0%
Atlantic Plumbing	64.0%	U	Y	310	245,527	93.3%	91.6%	97.4%

MD
Falkland Chase-South & West	100.0%	C	Y	268	222,754	98.9%	98.1%	-
Falkland Chase-North	100.0%	C	Y	170	112,143	98.8%	97.6%	-
Galvan	1.8%	U	Y	356	390,293	97.8%	96.9%	97.1%
The Alaire (6)	18.0%	U	Y	279	266,673	94.6%	93.5%	78.4%
The Terano (6)	1.8%	U	Y	214	196,921	95.8%	94.9%	88.8%

Total / Weighted Average (3)				7,886	6,640,890	95.3%	93.0%	94.6%

Recently Delivered
MD
8001 Woodmont	50.0%	U	N	322	363,979	41.0%	33.2%	74.7%

Operating - Total / Weighted Average (3)				8,208	7,004,869	92.4%	90.6%	93.8%

Under-Construction
National Landing
1900 Crystal Drive (7)	—	C		808	633,985

Total				9,016	7,638,854

Totals at JBG SMITH Share (3)
National Landing				2,856	2,315,347	96.2%	94.6%	100.0%
D.C.				3,042	2,592,147	94.3%	91.6%	93.9%
MD				498	393,468	98.3%	97.5%	85.9%
In-service assets				6,396	5,300,962	95.4%	93.4%	94.5%
Recently delivered assets				161	181,990	41.0%	33.2%	74.7%
Operating - Total / Weighted Average				6,557	5,482,952	93.6%	91.8%	94.0%
In-service excluding newly developed and acquired assets (8)				4,611	3,974,373	96.6%	94.9%	98.9%
Under-construction assets				808	633,985

Note:   At 100% share, unless otherwise noted.

(1)	"C" denotes a consolidated interest. "U" denotes an unconsolidated interest.
(2)	"Y" denotes an asset as same store and "N" denotes an asset as non-same store.
(3)	2221 S. Clark Street - Residential and 900 W Street are excluded from percent leased and percent occupied metrics as they are operated as short-term rental properties.
(4)	Ownership percentage reflects expected dilution of our real estate venture partner as contributions are funded during the construction of the asset. As of December 31, 2021, our ownership interest was 96.0%.
(5)	The Batley was acquired in November 2021. See Note 3 to the consolidated financial statements for additional information.
(6)	Asset is subject to a ground lease. In January 2022, our unconsolidated real estate venture sold The Alaire and The Terano.
(7)	In March 2021, we leased the land underlying 1900 Crystal Drive to a lessee. The asset is consolidated in our financial statements as it is owned through a variable interest entity of which we are the primary beneficiary. See Note 6 to the consolidated financial statements for additional information.
(8)	Excludes West Half, The Wren, The Batley and 901 W Street.

Near-Term Development Pipeline

						Estimated
	%	Estimated Potential Development Density (SF)				Number of
Asset	Ownership	Total	Office	Multifamily	Retail	Units

National Landing
2000 South Bell Street (1)	—	389,600	—	374,400	15,200	355
2001 South Bell Street (1)	—	351,400	—	339,800	11,600	420
Potomac Yard Landbay F - Block 15 - 3331 Exchange Avenue	50.0%	181,300	—	164,300	17,000	210
Potomac Yard Landbay F - Block 19 - 3330 Exchange Avenue	50.0%	238,100	—	214,800	23,300	260
2250 Crystal Drive	100.0%	677,100	—	677,100	—	825
223 23rd Street	100.0%	512,800	—	512,800	—	700
2525 Crystal Drive (2)	100.0%	750,000	750,000	—	—	—
101 12th Street	100.0%	239,600	234,400	—	5,200	—

Other VA
RTC - West Trophy Office	100.0%	396,000	380,000	—	16,000	—

D.C.
5 M Street Southwest	100.0%	705,400	—	675,400	30,000	615
Gallaudet Parcel 1-3 (3)	100.0%	818,000	—	756,400	61,600	840

Total		5,259,300	1,364,400	3,715,000	179,900	4,225
Totals at JBG SMITH Share
National Landing		3,130,300	984,400	2,093,700	52,200	2,535
Other VA		396,000	380,000	—	16,000	—
D.C.		1,523,400	—	1,431,800	91,600	1,455
		5,049,700	1,364,400	3,525,500	159,800	3,990

Note:   At JBG SMITH share.

(1)	In December 2021, we leased the land underlying 2000/2001 South Bell Street to a lessee. This asset, consisting of two multifamily towers, is consolidated in our financial statements as we are the primary beneficiary of the variable interest entity. See Note 6 to the consolidated financial statements for additional information. In January 2022, we commenced construction on 2000/2001 South Bell Street, a 775-unit multifamily asset.
(2)	Estimated potential development density (SF) use is subject to change based on market demand and entitlement.
(3)	Controlled through an option to acquire a leasehold interest. As of December 31, 2021, the weighted average remaining term for the option is 2.1 years.

Future Development Pipeline

						Estimated
						Commercial SF /
						Multifamily
	Number of	Estimated Potential Development Density (SF)				Units to be
Region	Assets	Total	Office	Multifamily	Retail	Replaced (1)

Owned
VA
National Landing	8	4,141,500	1,610,800	2,433,000	97,700	206,186 SF
Reston	3	2,140,600	544,800	1,409,800	186,000	—
Other VA	3	148,000	88,200	54,000	5,800	21,691 SF
	14	6,430,100	2,243,800	3,896,800	289,500	227,877 SF
D.C.
D.C.	6	1,024,400	312,100	703,300	9,000	—
MD
Silver Spring	1	1,276,300	—	1,156,300	120,000	170 units
Greater Rockville	1	1,200	—	—	1,200	—
	2	1,277,500	—	1,156,300	121,200	170 units
Total / weighted average	22	8,732,000	2,555,900	5,756,400	419,700	227,877 SF / 170 units

Optioned (2)
D.C.
D.C.	2	783,600	—	678,900	104,700	—

Held for Sale
VA
National Landing (3)	1	2,082,000	2,082,000	—	—	—

Total / Weighted Average	25	11,597,600	4,637,900	6,435,300	524,400	227,877 SF / 170 units

Note:   At JBG SMITH share.

(1)	Represents management's estimate of the total office and/or retail rentable square feet and multifamily units currently included in our Operating Portfolio that would need to be redeveloped to access some of the estimated potential development density.
(2)	As of December 31, 2021, the weighted average remaining term for the optioned future development pipeline assets is 3.4 years.
(3)	Represents the estimated potential development density that we have under contract for sale to Amazon pursuant to an executed purchase and sale agreement. In March 2019, we entered into an agreement for the sale of Pen Place, a land site with an estimated potential development density of 2.1 million square feet. In December 2021, we finalized the agreement for the sale of Pen Place for $198.0 million, which represents a $48.1 million increase over the previously estimated contract value. The sale of Pen Place is expected to close during the second quarter of 2022.

Major Tenants

The following table sets forth information for our 10 largest tenants by annualized rent for the year ended December 31, 2021:

		At JBG SMITH Share
				Annualized	% of Total
	Number of	Square	% of Total	Rent	Annualized
Tenant	Leases	Feet	Square Feet	(In thousands)	Rent
GSA	57	2,197,989	23.1%	$88,372	20.3%
Amazon	7	1,025,463	10.8%	44,058	10.1%
Gartner, Inc	1	174,424	1.8%	12,331	2.8%
Family Health International	3	220,670	2.3%	12,265	2.8%
Lockheed Martin Corporation	2	232,598	2.4%	11,420	2.6%
Arlington County	2	235,779	2.5%	10,536	2.4%
Booz Allen Hamilton Inc	3	159,610	1.7%	7,787	1.8%
Greenberg Traurig LLP	1	101,602	1.1%	7,348	1.7%
Accenture LLP	2	116,736	1.2%	7,188	1.6%
Public Broadcasting Service	1	125,533	1.3%	4,700	1.1%
Total	79	4,590,404	48.2%	$206,005	47.2%

Note: Includes all in-place leases as of December 31, 2021 for which a tenant has taken occupancy for office and retail space within our Operating Portfolio.

Lease Expirations

The following table sets forth as of December 31, 2021 the scheduled expirations of tenant leases in our Operating Portfolio for each year from 2022 through 2030 and thereafter, assuming no exercise of renewal options or early termination rights:

		At JBG SMITH Share

					% of
			% of	Annualized	Total	Annualized
	Number of	Square	Total	Rent (1)	Annualized	Rent Per
Year of Lease Expiration	Leases	Feet	Square Feet	(in thousands)	Rent	Square Foot (1)
Month-to-Month	56	84,578	0.9%	$1,828	0.4%	$21.62
2022	105	827,415	8.7%	38,001	8.7%	45.93
2023	130	1,020,318	10.7%	44,696	10.2%	43.81
2024	105	1,525,246	16.0%	71,559	16.4%	46.92
2025	95	952,266	10.0%	41,569	9.5%	43.65
2026	79	458,021	4.8%	19,585	4.5%	47.02
2027	56	623,423	6.5%	29,359	6.7%	47.09
2028	52	435,237	4.6%	20,830	4.8%	47.86
2029	40	444,526	4.7%	23,171	5.3%	52.13
2030	36	470,364	4.9%	25,674	5.9%	54.58
Thereafter	104	2,682,244	28.2%	119,874	27.6%	45.35
Total / Weighted Average	858	9,523,638	100.0%	$436,146	100.0%	$46.19

Note:  Includes all in-place leases as of December 31, 2021 for office and retail space within our Operating Portfolio and assuming no exercise of renewal options or early termination rights. The weighted average remaining lease term for the entire portfolio is 6.0 years.

(1)	Annualized rent and annualized rent per square foot exclude percentage rent and the square footage of tenants that only pay percentage rent.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common shares trade under the symbol "JBGS." On February 18, 2022, there were 836 holders of record of our common shares. This does not reflect individuals or other entities who hold their shares in "street name."

Dividends declared for each of the three years in the period ended December 31, 2021 totaled $0.90 per common share (regular quarterly dividends of $0.225 per common share each quarter). While future dividends will be declared at the discretion of our Board of Trustees and will depend upon cash generated by our operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as our Board of Trustees deems relevant, management currently expects regular quarterly dividends in 2022 will be comparable in amount with those declared in 2021. To qualify for the beneficial tax treatment accorded to REITs under the Code, we are currently required to make distributions to holders of our shares in an amount equal to at least 90% of our REIT taxable income as defined in Section 857 of the Code.

The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder's basis in such shareholder's shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder's basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder's shares. No assurances can be given regarding what portion, if any, of distributions in 2022 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, the capital gain dividends are generally taxable to the shareholder as long-term capital gains.

Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return of our common shares, the S&P MidCap 400 Index and the FTSE Nareit Equity Office Index, from July 18, 2017 (the completion date of the Formation Transaction) through December 31, 2021. The comparison assumes $100 was invested on July 18, 2017 in our common shares and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the FTSE Nareit Equity Office Index because we believe that it is representative of the industry in which we compete and is relevant to an assessment of our performance. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

TOTAL RETURN PERFORMANCE
INDEX VALUE
180
170
160
150
140
130
120
110
100
90
80
07/18/17
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
JBG SMITH Properties
S&P MidCap 400 Index
FTSE NAREIT Equity Office Index

	Period Ending
	7/18/2017	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
JBG SMITH Properties	100.00	94.51	97.36	114.18	92.24	87.24
S&P MidCap 400 Index	100.00	108.61	96.58	121.88	138.53	172.83
FTSE Nareit Equity Office Index	100.00	102.57	87.70	115.25	94.01	114.68

Sales of Unregistered Shares

During the year ended December 31, 2021, we did not sell any unregistered securities.

Repurchases of Equity Securities

The following is a summary of common shares repurchased in 2021:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under the Plan Or Programs
October 1, 2021 - October 31, 2021	-	$-	-	$307,107,767
November 1, 2021 - November 30, 2021	770,431	29.09	770,431	284,678,393
December 1, 2021 - December 31, 2021	1,663,205	28.31	1,663,205	237,555,511
Total for the three months ended December 31, 2021	2,433,636	28.56	2,433,636
Total for the year ended December 31, 2021	5,370,469	29.34	5,370,469
Program total since inception in March 2020	9,146,821	28.67	9,146,821

In March 2020, our Board of Trustees authorized the repurchase of up to $500.0 million of our outstanding common shares. Purchases under the program are made either in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to economic and market conditions, share price, applicable legal requirements and other factors. The program may be suspended or discontinued at our discretion without prior notice.

Equity Compensation Plan Information

Information regarding equity compensation plans is presented in Part III, Item 12 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to provide material information relevant to our financial condition and results of operations, including cash flows, and should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Organization and Basis of Presentation

JBG SMITH, a Maryland REIT, owns and operates a portfolio of commercial and multifamily assets amenitized with ancillary retail. Our portfolio reflects our longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area with high barriers to entry and vibrant urban amenities. Over half of our portfolio is in National Landing, where we serve as the developer for Amazon's new over five million square foot headquarters, and where Virginia Tech's $1 billion Innovation Campus is under construction. In addition, our third-party asset management and real estate services business provides fee-based real estate services to Amazon, the WHI Impact Pool, the JBG Legacy Funds and other third parties. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH LP.

We were organized for the purpose of receiving, via the spin-off on July 17, 2017, substantially all the assets and liabilities of Vornado's Washington, D.C. segment. On July 18, 2017, we acquired the management business and certain assets and liabilities of JBG.

The accompanying consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

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

We also participate in the activities conducted by our subsidiary entities that have elected to be treated as TRSs under the Code. As such, we are subject to federal, state, and local taxes on the income from these activities. Income taxes attributable to our TRSs are accounted for under the asset and liability method. Under the asset and liability method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future.

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

Overview

As of December 31, 2021, our Operating Portfolio consisted of 64 operating assets comprising 42 commercial assets totaling 13.1 million square feet (11.3 million square feet at our share) and 22 multifamily assets totaling 8,208 units (6,557 units at our share). Additionally, we have: (i) one under-construction asset with 808 units (808 units at our share); (ii) 11 near-term development pipeline assets totaling 5.3 million square feet (5.0 million square feet at our share) of estimated potential development density; and (iii) 25 future development pipeline assets totaling 14.3 million square feet (11.6 million square feet at our share) of estimated potential development density.

We continue to focus on our comprehensive plan to reposition our holdings in National Landing in Northern Virginia by executing a broad array of Placemaking strategies. Our Placemaking includes the delivery of new multifamily and office developments, locally sourced amenity retail, and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. In keeping with our dedication to Placemaking, each new project is intended to contribute to authentic and distinct neighborhoods by creating a vibrant street environment with robust retail offerings and other amenities, including improved public spaces. Additionally, the cutting-edge digital infrastructure investments we are making in National Landing, including the purchase of CBRS wireless spectrum and an agreement with AT&T, are advancing our efforts as we strive to make National Landing among the first 5G-operable submarkets in the nation.

In November 2018, Amazon announced it had selected sites in National Landing as the location of its new headquarters. We currently have leases with Amazon totaling 1.0 million square feet at six office buildings in National Landing. In

March 2019, we executed purchase and sale agreements with Amazon for two of our National Landing development sites, Metropolitan Park and Pen Place, on which Amazon is constructing its new headquarters. We are currently constructing two new office buildings for Amazon on Metropolitan Park, totaling 2.1 million square feet, inclusive of over 50,000 square feet of street-level retail with new shops and restaurants. The sale of Pen Place to Amazon is expected to close, subject to customary closing conditions, during the second quarter of 2022, and we expect Amazon to begin construction of four new buildings (three office towers and The Helix) in 2022. In December 2021, we finalized the agreement for the sale of Pen Place to Amazon for $198.0 million, which represents a $48.1 million increase over the previously estimated contract value. We are the developer, property manager and retail leasing agent for Amazon's new headquarters at National Landing.

Outlook

A fundamental component of our strategy to maximize long-term NAV per share is active capital allocation. We evaluate development, acquisition, disposition, share repurchase and other investment decisions based on how they may impact long-term NAV per share. Since 2017, we have completed the sale, recapitalization and/or ground lease of $1.7 billion of primarily office assets. We intend to continue to opportunistically sell non-core office assets outside of National Landing as well as land sites where a ground lease or joint venture execution may represent the most attractive path to maximizing value. Successful execution of our capital allocation strategy will enable us to source capital at NAV from the disposition of assets generating low cash yields and invest those proceeds in new acquisitions with higher cash yields and growth, as well as in development projects with significant yield spreads and profit potential. We view this strategy as a key tool to source capital and intend to continue disposing of assets where the disparity in public and private market valuations are the greatest. Consequently, at any given time, we expect to be in various stages of discussions and negotiations with potential buyers, real estate venture partners, ground lessors and other counterparties with respect to sales, joint ventures and/or ground leases for certain of our assets, including portfolios thereof. These discussions and negotiations may or may not lead to definitive documentation or closed transactions. Redeploying the proceeds from these sales will not only help fund our planned growth, but will also further advance the strategic shift of our portfolio to majority multifamily.

While the pandemic appears to be abating, and we are optimistic about the future, new leasing has been slow to recover and will likely continue to lag due to delayed return-to-the office plans and decision making related to future office utilization. We expect this lag to continue to impact our occupancy levels through 2022. Occupancy of our commercial portfolio declined by 480 basis points from December 31, 2020, the majority of which was related to pre-pandemic decision making, although we had two civilian agency GSA tenants that reduced their leased square footage due to a planned shift toward working from home. Parking revenue in our commercial portfolio was approximately 65% of pre-pandemic levels of approximately $30 million annually due to delayed return-to-the-office plans for many of our office tenants.

Our multifamily portfolio has seen an improvement in percentage occupied and leased as residents continue to return to urban environments, offices reinstate in-person mandates, and cities repopulate. Although asking rents in our portfolio ended the year above pre-pandemic levels, average in-place rents ended the year approximately 9% below asking rents. We expect in-place rents to increase as leases roll, resulting in incremental NOI growth.

In 2021 and 2020, we recorded $1.1 million and $11.2 million of credit losses against billed rent receivables, and $19.6 million against deferred (straight-line) rent receivables in 2020. These losses were due to the effects of COVID-19, primarily from co-working and retail tenants, that were unable to pay rent while businesses were closed, not operating at full capacity or while employees continue to work from home. During 2020, we began recognizing revenue from substantially all co-working tenants and retailers except for grocers, pharmacies, essential businesses and certain national credit tenants on the cash basis of accounting. We provided rent deferrals that had been contractually due during 2020 and 2021 totaling $10.1 million, of which $4.0 million was subsequently abated and $1.2 million was collected. During 2021, revenue for the majority of these tenants continued to be recognized on the cash basis of accounting. While we have seen some improvement in performance and cash collections, our retailers and co-working tenants are still experiencing some impact from the effects of COVID-19 and may continue to experience such impact. During the fourth quarter of 2021, we received $4.5 million of business interruption insurance proceeds for COVID-19 related losses, which were included in "Interest and other income (loss), net" in our consolidated statement of operations.

Operating Results

Highlights of operating results for the year ended December 31, 2021 included:

●	net loss attributable to common shareholders of $79.3 million, or $0.63 per diluted common share, for 2021 as compared to $62.3 million, or $0.49 per diluted common share, for 2020;
●	third-party real estate services revenue, including reimbursements, of $114.0 million for 2021 as compared to $113.9 million for 2020;
●	operating commercial portfolio leased and occupied percentages at our share of 84.9% and 82.9% as of December 31, 2021 compared to 88.1% and 87.7% as of December 31, 2020;
●	operating multifamily portfolio leased and occupied percentages (1) at our share of 93.6% and 91.8% as of December 31, 2021 and 87.3% and 81.7% as of December 31, 2020. The in-service operating multifamily portfolio was 95.4% leased and 93.4% occupied as of December 31, 2021 as compared to 91.0% leased and 87.3% occupied as of December 31, 2020;
●	the leasing of 1.7 million square feet at our share, at an initial rent (2) of $45.58 per square foot and a GAAP-basis weighted average rent per square foot (3) of $44.58 for 2021; and
●	a decrease in same store (4) NOI of 0.9% to $299.7 million for 2021 as compared to $302.3 million for 2020.
(1)	2221 S. Clark Street - Residential and 900 W Street are excluded from leased and occupied percentages as they are operated as short-term rental properties.
(2)	Represents the cash basis weighted average starting rent per square foot at our share, which excludes free rent and fixed escalations.
(3)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations at our share.
(4)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the year ended December 31, 2021 included:

●the acquisition of The Batley, a 432-unit multifamily asset in the Union Market submarket of Washington, D.C., for $205.3 million, exclusive of $3.1 million of transaction costs that were capitalized as part of the acquisition, which we intend to use as a replacement property in a like-kind exchange for the sale of Pen Place to Amazon. See Note 3 to the consolidated financial statements for additional information;
●	the lease of the land underlying 1900 Crystal Drive located in National Landing to a lessee, which plans to construct an 808-unit multifamily asset comprising two towers with ground floor retail. The ground lessee has engaged us to be the development manager for the construction of 1900 Crystal Drive, and separately, we are the lessee in a master lease of the asset. See Note 6 to the consolidated financial statements for additional information;
●	the lease of the land underlying 2000/2001 South Bell Street located in National Landing to a lessee, which plans to construct a 775-unit multifamily asset comprising two towers with ground floor retail. The ground lessee has engaged us to be the development manager for the construction of 2000/2001 South Bell Street, and separately, we are the lessee in a master lease of the asset. See Note 6 to the consolidated financial statements for additional information;
●	an investment in two real estate ventures, in which we have 50% ownership interests, to design, develop, manage and own 2.0 million square feet of new mixed-use development located in Potomac Yard, the southern portion of National Landing. We recognized an $11.3 million gain on the land contributed to one of the real estate ventures based on the cash received and the remeasurement of our retained interest in the asset. See Note 5 to the consolidated financial statements for additional information;
●	recognition of an aggregate gain of $28.3 million from the sale of various assets by our unconsolidated real estate ventures. See Note 5 to the consolidated financial statements for additional information;
●	execution of two separate mortgage loans with a principal balance of $190.0 million, collateralized by 1225 S. Clark Street and 1215 S. Clark Street;
●	borrowings of $300.0 million under our revolving credit facility;

●	the payment of dividends totaling $118.1 million and distributions to our noncontrolling interests of $17.8 million;
●	the repurchase and retirement of 5.4 million of our common shares for $157.7 million, a weighted average purchase price per share of $29.34; and
●	the investment of $173.2 million in development, construction in progress and real estate additions.

Activity subsequent to December 31, 2021 included:

●	a definitive agreement with affiliates of Fortress Investment Group LLC, entered into on February 11, 2022, to form a real estate venture in which we will have a noncontrolling interest. The unconsolidated real estate venture will acquire a 1.6 million square foot portfolio of four wholly owned commercial assets from us. The assets include 7200 Wisconsin Avenue, 1730 M Street, RTC-West and Courthouse Plaza 1 and 2. The transaction is expected to close in the first half of 2022, subject to financing and customary closing conditions;
●	the amendment of the Tranche A-1 Term Loan to extend the maturity date to January 2025 with two one-year extension options, and to amend the interest rate to SOFR plus 1.05% to SOFR plus 1.65%, in each case including a credit spread adjustment; and
●	the sale by one of our unconsolidated real estate ventures of The Alaire, The Terano and 12511 Parklawn Drive, multifamily and future development assets located in Rockville, Maryland, for $137.5 million. Our ownership in these assets ranged from 1.8% to 18.0%.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that in certain circumstances may significantly impact our financial results. These estimates are prepared using management's best judgment, after considering past and current events and economic conditions. In addition, certain information relied upon by management in preparing such estimates includes internally generated financial and operating information, external market information, when available, and when necessary, information obtained from consultations with third-party experts. Actual results could differ from these estimates. We consider an accounting estimate to be critical if changes in the estimate could have a material impact on our consolidated results of operations or financial condition.

Our significant accounting policies are fully described in Note 2 to the consolidated financial statements; however, the most critical accounting estimates, which involve the use of judgments as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows:

Asset Acquisitions

Description: We account for asset acquisitions at cost, which includes the consolidation of previously unconsolidated real estate ventures, including transaction costs, plus the fair value of any assumed debt. We estimate the fair values of acquired assets and liabilities assumed based on our evaluation of information and estimates available at the date of acquisition. Based on these estimates, we allocate the purchase price, including all transaction costs related to the acquisition and any contingent consideration, to the identified assets acquired and liabilities assumed based on their relative fair value.

Judgments and Uncertainties: Asset acquisitions primarily consist of buildings and land. The fair values of buildings are determined using the "as-if vacant" approach whereby we use discounted cash flow models with inputs and assumptions that we believe are consistent with current market conditions for similar assets. The most significant assumptions in determining the allocation of the purchase price to buildings are the exit capitalization rate, discount rate, estimated market rents and hypothetical expected lease-up periods. We assess the fair value of land based on market comparisons and development projects using an income approach of cost plus a margin.

Sensitivity of Estimate to Change: While our methodology did not change in 2021, if the estimates and assumptions in our discounted cash flow models used to value our buildings or our projections of land value change based on market conditions or other factors, our evaluation of fair values may be different and such differences could be material to our consolidated financial statements.

Real Estate

Description: Real estate is carried at cost, net of accumulated depreciation and amortization. As real estate is undergoing redevelopment activities, all property operating expenses directly associated with and attributable to the redevelopment, including interest expense, are capitalized to the extent that we believe such costs are recoverable through the value of the property.

Judgments and Uncertainties: Our real estate and related intangible assets are reviewed for impairment whenever there are changes in circumstances or indicators that the carrying amount of the assets may not be recoverable. These indicators may include operating performance, shortened anticipated holding periods, costs in excess of budgets for under-construction assets and adverse changes in circumstances. An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Estimates of future cash flows are based on our current plans, anticipated holding periods and available market information at the time the analyses are prepared. An impairment loss is recognized if the carrying amount of the asset is not recoverable and is measured based on the excess of the property's carrying amount over its estimated fair value. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) pending or executed agreements, (ii) market prices for comparable properties or (iii) the sum of discounted cash flows.

Sensitivity of Estimate to Change: While our methodology did not change in 2021, if our estimates of future cash flows, anticipated holding periods, or fair values change, based on market conditions, anticipated selling prices or other factors, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Longer anticipated holding periods for real estate assets directly reduce the likelihood of recording an impairment loss. If there is a change in the strategy for an asset or if market conditions dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material. In connection with the preparation and review of our 2021 annual consolidated financial statements, we recorded impairment losses totaling $25.1 million related to 7200 Wisconsin Avenue, RTC-West and a future development parcel, which are non-core assets that were written down to their estimated fair value due to shortened anticipated holding periods, based on contracts under negotiation as of December 31, 2021.

Investments in Real Estate Ventures

Description: We use the equity method of accounting for investments in unconsolidated real estate ventures when we have significant influence, but do not have a controlling financial interest.

Judgments and Uncertainties: On a periodic basis, we evaluate our investments in unconsolidated real estate ventures for impairment. An investment in a real estate venture is considered impaired if we determine that its fair value is less than the net carrying value of the investment in that real estate venture on an other-than-temporary basis. Cash flow projections for the investments consider property level factors such as expected future operating income, trends and prospects, anticipated holding periods, as well as the effects of demand, competition and other factors. We consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include the age of the venture, our intent and ability to retain our investment in the entity, financial condition and long-term prospects of the entity and relationships with our partners and banks. If we believe that the decline in the fair value of the investment is temporary, no impairment loss is recorded. If our analysis indicates that there is an other-than temporary impairment related to the investment in a particular real estate venture, the carrying value of the venture will be adjusted to an amount that reflects the estimated fair value of the investment.

Sensitivity of Estimate to Change: While our methodology did not change in 2021, if our cash flow projections or our evaluation of qualitative factors change, based on market conditions or other factors, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. Cash flow projections are subjective and are based, in part, on assumptions regarding expected future operating income, trends and prospects, anticipated holding periods, as well as the effects of demand, competition and other factors that could differ materially from actual results. If our assessment that an impairment is other-than-temporary changes, it could result in an impairment loss that could be material to our consolidated financial statements.

Revenue Recognition

Description: We have leases with various tenants across our portfolio of properties, which generate rental income and operating cash flows for our benefit. Property rental revenue includes base rent each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of periodic step-ups in rent and rent abatements under the lease.

Judgments and Uncertainties: We periodically evaluate the collectability of amounts due from tenants and recognize an adjustment to property rental revenue for accounts receivable and deferred rent receivable if we conclude it is not probable we will collect the remaining lease payments under the lease agreements. We exercise judgment in assessing the probability of collection and consider payment history and current credit status in making this determination.

Sensitivity of Estimate to Change: If the probability of collection changes, due to tenant creditworthiness, changes to tenant payment patterns or economic trends, including the impact of COVID-19, our evaluation of collectability may be different and such differences could be material to our consolidated financial statements. Due to the impact of COVID-19, during 2020, we began recognizing revenue from substantially all co-working tenants and retailers except for grocers, pharmacies, essential businesses and certain national credit tenants on the cash basis of accounting. During 2021, revenue for the majority of these tenants continued to be recognized on the cash basis of accounting.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements for a description of recent accounting pronouncements.

Results of Operations

The following section discusses certain line items from our 2021 and 2020 consolidated statements of operations and the year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021, which is incorporated herein by reference.

In April 2021, we contributed Potomac Yard Landbay G to an unconsolidated real estate venture. In November 2021, we acquired The Batley. In January 2020, we sold Metropolitan Park. In December 2020, we acquired the Americana Portfolio.

Comparison of the Year Ended December 31, 2021 to 2020

The following summarizes certain line items from our consolidated statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the year ended December 31, 2021 as compared to the same period in 2020:

	Year Ended December 31,
	2021	2020	% Change

	(Dollars in thousands)
Property rental revenue	$499,586	$458,958	8.9%
Third-party real estate services revenue, including reimbursements	114,003	113,939	0.1%
Depreciation and amortization expense	236,303	221,756	6.6%
Property operating expense	150,638	145,625	3.4%
Real estate taxes expense	70,823	70,958	(0.2)%
General and administrative expense:
Corporate and other	53,819	46,634	15.4%
Third-party real estate services	107,159	114,829	(6.7)%
Share-based compensation related to Formation Transaction and special equity awards	16,325	31,678	(48.5)%
Transaction and other costs	10,429	8,670	20.3%
Loss from unconsolidated real estate ventures, net	2,070	20,336	(89.8)%
Interest and other income (loss), net	8,835	(625)	*
Interest expense	67,961	62,321	9.0%
Gain on sale of real estate	11,290	59,477	(81.0)%
Impairment loss	25,144	10,232	145.7%

*  Not meaningful.

Property rental revenue increased by $40.6 million, or 8.9%, to $499.6 million in 2021 from $459.0 million in 2020. The increase was primarily due to (i) a $25.0 million increase due to the deferral of rent and the write-off of deferred rent receivable for tenants that were placed on the cash basis of accounting in 2020 and a decrease in uncollectable operating lease receivables attributable to COVID-19 in 2021, (ii) an $18.6 million increase related to 4747 Bethesda Avenue, West Half, The Wren, 900 W Street and 901 W Street as these properties placed additional space into service, (iii) an $8.7 million increase related to 1770 Crystal Drive, which was placed into service in the fourth quarter of 2020, (iv) a $4.4 million increase related to the commencement of a lease with Amazon at 2100 Crystal Drive and (v) a $3.7 million increase related to 1225 S. Clark Street due to the commencement of a lease. The increase in property rental revenue was partially offset by (i) an $11.3 million decrease related to lower occupancy at the Universal Buildings, 2011 Crystal Drive, 2101 L Street and RTC-West, (ii) a $4.8 million decrease related to 1901 South Bell Street due to tenant reimbursements for construction services in 2020 and (iii) a $3.0 million decrease related to RiverHouse Apartments and The Bartlett due to increased rent concessions and lower market rents.

Third-party real estate services revenue, including reimbursements, increased by $64,000, or 0.1%, to $114.0 million in 2021 from $113.9 million in 2020. The increase was primarily due to a $14.0 million increase in development fees related to the timing of development projects. The increase in third-party real estate services revenue was partially offset by a $8.5 million decrease in reimbursements revenue and a $2.5 million decrease in construction management fees due to the timing of construction projects and a $2.1 million decrease in property and asset management fees due to the sale of assets within the JBG Legacy Funds.

Depreciation and amortization expense increased by $14.5 million, or 6.6%, to $236.3 million in 2021 from $221.8 million in 2020. The increase was primarily due to (i) an $8.6 million increase related to 4747 Bethesda Avenue, West Half, The Wren, 900 W Street and 901 W Street as these properties placed additional space into service, (ii) a $6.5 million increase related to the Universal Buildings due to the write-off of certain tenant improvements, (iii) a $6.2 million increase related to 2345 Crystal Drive due to an increase in tenant improvements, (iv) a $3.0 million increase due to 1770 Crystal Drive being placed into service, (v) a $2.3 million increase related to Crystal Drive Retail due to the acceleration of depreciation of certain assets, (vi) a $2.1 million increase related to The Batley, which was acquired in November 2021, and (vii) a $2.0 million increase related to 1550 Crystal Drive as additional space was placed into service. The increase in depreciation and amortization expense was partially offset by a $16.0 million decrease related to 2000/2001 South Bell Street as the existing buildings were demolished and we commenced construction on two new buildings in January 2022.

Property operating expense increased by $5.0 million, or 3.4%, to $150.6 million in 2021 from $145.6 million in 2020. The increase was primarily due to (i) a $4.0 million increase related to 4747 Bethesda Avenue, West Half, The Wren, 900 W Street and 901 W Street as these properties placed additional space into service, (ii) a $3.1 million increase related to 2451 Crystal Drive due to costs incurred for construction management services provided to tenants, (iii) a $2.0 million increase due to 1770 Crystal Drive being placed into service and (iv) a $1.1 million increase at Courthouse Plaza 1 and 2 primarily related to ground rent expense. The increase in property operating expense was partially offset by a $5.5 million decrease related to 1901 South Bell Street due to costs incurred in 2020 for construction management services provided to tenants.

Real estate tax expense decreased by $135,000, or 0.2%, to $70.8 million in 2021 from $71.0 million in 2020. The decrease was primarily due to a $1.8 million decrease related to Courthouse Plaza 1 and 2 due to a tax refund received in 2021 related to prior years and a decrease in real estate tax assessments for various properties located in National Landing. The decrease in real estate tax expense was partially offset by (i) a $1.8 million increase at 4747 Bethesda Avenue, West Half, The Wren, 900 W Street and 901 W Street as these properties placed additional space into service, (ii) a $717,000 increase related to 5 M Street Southwest due to an increase in its applicable tax rate in 2021 and (iii) a $617,000 increase due to 1770 Crystal Drive being placed into service.

General and administrative expense: corporate and other increased by $7.2 million, or 15.4%, to $53.8 million in 2021 from $46.6 million in 2020. The increase was primarily due to increases in compensation and information technology expenses.

General and administrative expense: third-party real estate services decreased by $7.7 million, or 6.7%, to $107.2 million in 2021 from $114.8 million in 2020. The decrease was primarily due to a decrease in reimbursable expenses.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by $15.4 million, or 48.5%, to $16.3 million in 2021 from $31.7 million in 2020. The decrease was primarily due to the graded vesting of certain awards issued in prior years, which resulted in lower expense as portions of the awards vested.

Transaction and other costs of $10.4 million in 2021 consisted of $5.8 million of expenses related to completed, potential and pursued transactions, $3.6 million of demolition costs related to 2000/2001 South Bell Street and $1.0 million of integration and severance costs. Transaction and other costs of $8.7 million in 2020 included $4.0 million of costs related to a charitable commitment to the Washington Housing Conservancy, a non-profit that acquires and owns affordable workforce housing in the Washington D.C. metropolitan region, $3.7 million of integration and severance costs and $682,000 of demolition costs related to several under development properties.

Loss from unconsolidated real estate ventures decreased by $18.3 million, or 89.8%, to $2.1 million for 2021 from $20.3 million in 2020. The decrease was primarily due to (i) the recognition of our proportionate share of the gain from the sale of various assets totaling $28.3 million in 2021 as compared to a net $2.2 million loss from the sale of 11333 Woodglen Drive/NoBe II Land/Woodglen and Pickett Industrial Park in 2020, (ii) a $6.5 million impairment charge recognized in 2020 related to our investment in a venture that owned The Marriott Wardman Park hotel, and $2.7 million for losses incurred from its COVID-19 related closure and (iii) a $6.1 million charge recognized in 2020 from the deferral of rent and the write-off of deferred rent receivables for tenants that were placed on the cash basis of accounting and an increase in uncollectible operating lease receivable attributable to COVID-19. The decrease in the loss from unconsolidated real estate ventures was partially offset by an impairment loss recorded by one of our unconsolidated real estate ventures, of which our proportionate share was $23.9 million.

Interest and other income of $8.8 million in 2021 was primarily related to $4.5 million of business interruption insurance proceeds received for COVID-19 related losses and $3.6 million of net investment income from investment funds entered into in 2021.

Interest expense increased by $5.6 million, or 9.0%, to $68.0 million in 2021 from $62.3 million in 2020. The increase was primarily due to a $6.5 million decrease in capitalized interest primarily due to the placing of additional space into service at 4747 Bethesda Avenue, West Half, The Wren, 901 W Street and 1770 Crystal Drive and a $6.1 million increase due to new mortgage loans entered into in 2021 and 2020 at 1225 S. Clark Street, 1221 Van Street, The Bartlett and 220 20th Street. The increase in interest expense was partially offset by a $2.5 million decrease related to our revolving credit facility due to a lower weighted average outstanding balance and to a $4.5 million decrease related to the repayment of a mortgage loan at WestEnd25 in 2020.

Gain on the sale of real estate of $11.3 million in 2021 was based on the cash received and the remeasurement of our retained interest in the land we contributed to one of our unconsolidated real estate ventures. See Note 5 to the consolidated financial statements for additional information. Gain on the sale of real estate of $59.5 million in 2020 was due to the sale of Metropolitan Park.

Impairment loss of $25.1 million in 2021 was related to 7200 Wisconsin Avenue, RTC-West and a future development parcel, which are non-core assets that were written down to their estimated fair value due to shortened anticipated holding periods, based on contracts under negotiation as of December 31, 2021. Impairment loss of $10.2 million in 2020 was due to a decline in the fair value of One Democracy Plaza, a non-core commercial real estate asset, which was written down to its estimated fair value.

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

The following is the reconciliation of net income (loss) attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

		Year Ended December 31,
	X	2021	2020	2019

		(In thousands)
Net income (loss) attributable to common shareholders		$(79,257)	$(62,303)	$65,571
Net income (loss) attributable to redeemable noncontrolling interests		(8,728)	(4,958)	8,573
Net loss attributable to noncontrolling interests		(1,740)	—	—
Net income (loss)		(89,725)	(67,261)	74,144
Gain on sale of real estate		(11,290)	(59,477)	(104,991)
(Gain) loss on sale of unconsolidated real estate assets		(28,326)	2,126	(335)
Real estate depreciation and amortization		227,424	211,455	180,508
Real estate impairment loss, net of tax (1)		24,301	7,805	—
Impairment related to unconsolidated real estate ventures (2)		25,263	6,522	—
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures		28,216	28,949	20,577
FFO attributable to noncontrolling interests		1,522	(9)	(7)
FFO attributable to OP Units		177,385	130,110	169,896
FFO attributable to redeemable noncontrolling interests		(18,034)	(14,163)	(19,306)
FFO attributable to common shareholders		$159,351	$115,947	$150,590

(1)	In connection with the preparation and review of our annual consolidated financial statements, we determined certain assets were impaired and recorded impairment losses for the year ended December 31, 2021 and 2020 totaling $25.1 million ($24.3 million net of tax) and $10.2 million (of which $7.8 million related to real estate).
(2)	Includes an impairment on real estate assets taken by an unconsolidated real estate venture and impairments of our investment in unconsolidated real estate ventures related to decreases in the value of the underlying assets.

NOI and Same Store NOI

NOI is a non-GAAP financial measure management uses to assess a segment's performance. The most directly comparable GAAP measure is net income (loss) attributable to common shareholders. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only property related revenue (which includes base rent, tenant reimbursements and other operating revenue, net of free rent and payments associated with assumed lease liabilities) less operating expenses and ground rent for operating leases, if applicable. NOI also excludes deferred rent, related party management fees, interest expense, and certain other non-cash adjustments, including the accretion of acquired below-market leases and the amortization of acquired above-market leases and below-market ground lease intangibles. Management uses NOI as a supplemental performance measure of our assets and believes it provides useful information to investors because it reflects only those revenue and expense items that are incurred at the asset level, excluding non-cash items. In addition, NOI is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. However, because NOI excludes depreciation and amortization and captures neither the changes in the value of our assets that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our assets, all of which have real economic effect and could materially impact the financial performance of our assets, the utility of NOI as a measure of the operating performance of our assets is limited. NOI presented by us may not be comparable to NOI reported by other REITs that define these measures differently. We believe to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income (loss) attributable to common shareholders as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income (loss) attributable to common shareholders as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.

During the year ended December 31, 2021, our same store pool increased from 52 properties to 55 properties due to the inclusion of 1800 South Bell Street, F1RST Residences, 1221 Van Street and the commercial portion of 2221 S. Clark Street, and the exclusion of Fairway Apartments, which was sold during the period. Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under-construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same store NOI decreased by $2.6 million, or 0.9%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease was substantially attributable to the COVID-19 pandemic, which commenced at the end of the first quarter of 2020, including (i) higher concessions and lower rents in our multifamily portfolio and (ii) lower occupancy and a decline in parking revenue in our commercial portfolio. These declines were partially offset by a decrease in uncollectable operating lease receivables and rent deferrals.

The following is the reconciliation of net loss attributable to common shareholders to NOI and same store NOI:

	Year Ended December 31,
	2021	2020

Net loss attributable to common shareholders	$(79,257)	$(62,303)
Add:
Depreciation and amortization expense	236,303	221,756
General and administrative expense:
Corporate and other	53,819	46,634
Third-party real estate services	107,159	114,829
Share-based compensation related to Formation Transaction and special equity awards	16,325	31,678
Transaction and other costs	10,429	8,670
Interest expense	67,961	62,321
Loss on extinguishment of debt	—	62
Impairment loss	25,144	10,232
Income tax expense (benefit)	3,541	(4,265)
Net loss attributable to redeemable noncontrolling interests	(8,728)	(4,958)
Net loss attributable to noncontrolling interests	(1,740)	—
Less:
Third-party real estate services, including reimbursements revenue	114,003	113,939
Other revenue	7,671	15,372
Loss from unconsolidated real estate ventures, net	(2,070)	(20,336)
Interest and other income (loss), net	8,835	(625)
Gain on sale of real estate	11,290	59,477
Consolidated NOI	291,227	256,829
NOI attributable to unconsolidated real estate ventures at our share	29,232	27,693
Non-cash rent adjustments (1)	(15,539)	5,535
Other adjustments (2)	20,732	6,058
Total adjustments	34,425	39,286
NOI	325,652	296,115
Less: out-of-service NOI loss (3)	(6,382)	(5,789)
Operating Portfolio NOI	332,034	301,904
Non-same store NOI (4)	32,326	(427)
Same store NOI (5)	$299,708	$302,331

Change in same store NOI	(0.9)%
Number of properties in same store pool	55
(1)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.
(2)	Adjustment to include other revenue and payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue and allocated corporate general and administrative expenses to operating properties.
(3)	Includes the results of our under-construction assets, and near-term and future development pipelines.
(4)	Includes the results of properties that were not in-service for the entirety of both periods being compared and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(5)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared.

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

With respect to the third-party asset management and real estate services business, the CODM reviews revenue streams generated by this segment ("Third-party real estate services, including reimbursements"), as well as the expenses attributable to the segment ("General and administrative: third-party real estate services"), which are both disclosed separately in our consolidated statements of operations. The following represents the components of revenue from our third-party asset management and real estate services business:

		Year Ended December 31,
	X	2021	2020

Property management fees		$19,427	$20,178
Asset management fees		8,468	9,791
Development fees (1)		25,493	11,496
Leasing fees		5,833	5,594
Construction management fees		512	2,966
Other service revenue		6,146	7,255
Third-party real estate services revenue, excluding reimbursements		65,879	57,280
Reimbursement revenue (2)		48,124	56,659
Third-party real estate services revenue, including reimbursements		114,003	113,939
Third-party real estate services expenses		107,159	114,829
Third-party real estate services revenue less expenses		$6,844	$(890)
(1)	As of December 31, 2021, we had estimated unrecognized development fee revenue totaling $48.6 million, of which $13.8 million, $12.0 million and $6.3 million is expected to be recognized in 2022, 2023 and 2024, and $16.5 million is expected to be recognized from 2025 to 2027 as unsatisfied performance obligations are completed.
(2)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

See discussion of third-party real estate services revenue, including reimbursements, and third-party real estate services expenses for the year ended December 31, 2021 in the preceding pages under "Results of Operations."

Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

Property revenue is calculated as property rental revenue plus parking revenue. Property expense is calculated as property operating expenses plus real estate taxes. Consolidated NOI is calculated as property revenue less property expense. See Note 18 to the consolidated financial statements for the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI for the years ended December 31, 2021 and 2020. The following is a summary of NOI by segment:

		Year Ended December 31,
	X	2021	2020

Property revenue:
Commercial		$378,310	$359,291
Multifamily		140,333	121,886
Other (1)		(5,955)	(7,765)
Total property revenue		512,688	473,412

Property expense:
Commercial		148,723	153,096
Multifamily		72,734	66,741
Other (1)		4	(3,254)
Total property expense		221,461	216,583

Consolidated NOI:
Commercial		229,587	206,195
Multifamily		67,599	55,145
Other (1)		(5,959)	(4,511)
Consolidated NOI		$291,227	$256,829
(1)	Includes activity related to future development pipeline assets and corporate entities, and the elimination of intersegment activity.

Comparison of the Year Ended December 31, 2021 to 2020

Commercial: Property rental revenue increased by $19.0 million, or 5.3%, to $378.3 million in 2021 from $359.3 million in 2020. Consolidated NOI increased by $23.4 million, or 11.3%, to $229.6 million in 2021 from $206.2 million in 2020. The increase in property revenue and consolidated NOI was due to (i) a decline in rent deferrals and uncollectable operating lease receivables related to tenants impacted by COVID-19, (ii) increases in revenues related to 4747 Bethesda Avenue and 1770 Crystal Drive as these properties were placed into service, and (iii) increases related to 2100 Crystal Drive, 1225 South Clark Street and 2345 Crystal Drive due to higher occupancy. These increases were partially offset by a decrease in parking revenue due to reduced transient and office parking and decreases related to the Universal Buildings, 2101 L Street and RTC-West due to lower occupancy.

Multifamily: Property rental revenue increased by $18.4 million, or 15.1%, to $140.3 million in 2021 from $121.9 million in 2020. Consolidated NOI increased by $12.5 million, or 22.6%, to $67.6 million in 2021 from $55.1 million in 2020. The increase in property revenue and consolidated NOI was due to The Wren, 900 W Street, 901 W Street and West Half as these properties placed additional units into service. These increases were partially offset by lower rents and higher concessions at RiverHouse Apartments and The Bartlett.

Liquidity and Capital Resources

Property rental income is our primary source of operating cash flow and depends on many factors including occupancy levels and rental rates, as well as our tenants' ability to pay rent. In addition, our third-party asset management and real estate services business provides fee-based real estate services to Amazon, the WHI Impact Pool, the JBG Legacy Funds and other third parties. Our assets provide a relatively consistent level of cash flow that enables us to pay operating expenses, debt service, recurring capital expenditures, dividends to shareholders and distributions to holders of OP Units and LTIP Units. Other sources of liquidity to fund cash requirements include proceeds from financings, recapitalizations, asset sales and the issuance and sale of securities. We anticipate that cash flows from continuing operations and proceeds from financings, recapitalizations and asset sales, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, any dividends to shareholders and distributions to holders of OP Units and LTIP Units over the next 12 months.

Financing Activities

The following is a summary of mortgages payable:

	Weighted Average
	Effective
	Interest Rate (1)	2021	2020

		(In thousands)
Variable rate (2)	2.01%	$867,246	$678,346
Fixed rate (3)	4.32%	921,013	925,523
Mortgages payable		1,788,259	1,603,869
Unamortized deferred financing costs and premium/discount, net (4)		(10,560)	(10,131)
Mortgages payable, net		$1,777,699	$1,593,738
(1)	Weighted average effective interest rate as of December 31, 2021.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(4)	As of December 31, 2021, excludes $6.4 million of net deferred financing costs related to unfunded mortgage loans that were included in "Other assets, net."

As of December 31, 2021 and 2020, the net carrying value of real estate collateralizing our mortgages payable totaled $1.8 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgages payable are recourse to us. See Note 19 to the consolidated financial statements for additional information. We were not in default under any mortgage loan as of December 31, 2021.

During the year ended December 31, 2021, we entered into two separate mortgage loans with an aggregate principal balance of $190.0 million, collateralized by 1225 S. Clark Street and 1215 S. Clark Street. During the year ended December 31, 2020, we entered into four separate mortgage loans with an aggregate principal balance of $560.0 million, collateralized by 4747 Bethesda Avenue, The Bartlett, 1221 Van Street and 220 20th Street, and refinanced the mortgage payable collateralized by RTC-West, increasing the principal balance by $20.2 million. In December 2020, we repaid the mortgage payable collateralized by WestEnd25 with a principal balance of $94.7 million.

As of December 31, 2021 and 2020, we had various interest rate swap and cap agreements on certain of our mortgages payable with an aggregate notional value of $1.3 billion. See Note 17 for additional information.

As of December 31, 2021, our $1.4 billion credit facility consisted of a $1.0 billion revolving credit facility maturing in January 2025, a $200.0 million Tranche A-1 Term Loan maturing in January 2023 and a $200.0 million Tranche A-2 Term Loan maturing in July 2024.

Based on the terms as of December 31, 2021, the interest rate for the credit facility varies based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets, and ranges (i) in the case of the revolving credit facility from LIBOR plus 1.05% to LIBOR plus 1.50%, (ii) in the case of the Tranche A-1 Term Loan, from LIBOR plus 1.20% to LIBOR plus 1.70% and (iii) in the case of the Tranche A-2 Term Loan, from LIBOR plus 1.15% to LIBOR plus 1.70%. There are various LIBOR options in the credit facility, and we elected the one-month LIBOR option as of December 31, 2021. We were not in default under our credit facility as of December 31, 2021. Effective as of January 14, 2022, the Tranche A-1 Term Loan was amended to extend the maturity date to January 2025 with two one-year extension options, and to amend the interest rate to SOFR plus 1.05% to SOFR plus 1.65%, in each case including a credit spread adjustment. In connection with the loan amendment, we amended the related LIBOR-based interest rate swaps, extending the maturity to July 2024 and converting the hedged rate from one-month LIBOR to one-month SOFR.

The following is a summary of amounts outstanding under the credit facility:

	Effective
	Interest Rate (1)	2021	2020

		(In thousands)
Revolving credit facility (2) (3) (4)	1.15%	$300,000	$—

Tranche A-1 Term Loan (5)	2.59%	$200,000	$200,000
Tranche A-2 Term Loan (5)	2.49%	200,000	200,000
Unsecured term loans		400,000	400,000
Unamortized deferred financing costs, net		(1,336)	(2,021)
Unsecured term loans, net		$398,664	$397,979
(1)	Effective interest rate as of December 31, 2021.
(2)	As of December 31, 2021 and 2020, letters of credit with an aggregate face amount of $911,000 and $1.5 million were outstanding under our revolving credit facility.
(3)	As of December 31, 2021 and 2020, excludes net deferred financing costs related to our revolving credit facility of $5.0 million and $6.7 million that were included in "Other assets, net."
(4)	The interest rate for the revolving credit facility excludes a 0.15% facility fee.
(5)	As of December 31, 2021 and 2020, the outstanding balance was fixed by interest rate swap agreements. As of December 31, 2021, the interest rate swaps mature concurrently with the respective term loan and fix LIBOR at a weighted average interest rate of 1.39% for the Tranche A-1 Term Loan and 1.34% for the Tranche A-2 Term Loan.

As of December 31, 2021, we had floating rate debt with a principal balance totaling $2.0 billion and hedging arrangements with a notional value totaling $1.7 billion that use LIBOR as a reference rate. On November 30, 2020, the United Kingdom regulator announced its intentions, subject to confirmation following an early December consultation, to cease the publication of the one-week and two-month USD-LIBOR immediately following the December 31, 2021 publications, and the remaining USD-LIBOR tenors immediately following the June 30, 2023 publications. Though an alternative reference rate for LIBOR, the SOFR, exists, significant uncertainties still remain. We can provide no assurance regarding the future of LIBOR and when our LIBOR-based instruments will transition from LIBOR as a reference rate to SOFR or another reference rate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things, result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.

Common Shares Repurchased

In March 2020, our Board of Trustees authorized the repurchase of up to $500.0 million of our outstanding common shares. During the year ended December 31, 2021, we repurchased and retired 5.4 million common shares for $157.7 million, a weighted average purchase price per share of $29.34. During the year ended December 31, 2020, we repurchased and retired 3.8 million common shares for $104.8 million, a weighted average purchase price per share of $27.72. Since we began the share repurchase program, we have repurchased and retired 9.1 million common shares for $262.4 million, a weighted average purchase price per share of $28.67.

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

Material Cash Requirements

Our material cash requirements for the next 12 months and beyond are to fund:

●	normal recurring expenses;
●	debt service and principal repayment obligations, including balloon payments on maturing debt;
●	capital expenditures, including major renovations, tenant improvements and leasing costs;
●	development expenditures;
●	dividends to shareholders and distributions to holders of OP Units and LTIP Units;
●	common share repurchases; and
●	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests therein.

We expect to satisfy these requirements using one or more of the following:

●	cash and cash equivalent balances;
●	cash flows from operations;
●	distributions from real estate ventures; and
●	proceeds from financings, recapitalizations and asset sales.

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

As of December 31, 2021, we had $699.1 million of availability under our credit facility (net of outstanding letters of credit totaling $911,000). As of December 31, 2021, we had mortgages payable totaling $107.5 million on a consolidated basis and $194.2 million at our share scheduled to mature in 2022.

The following is a summary of our material cash requirements as of December 31, 2021:

	Total	2022	2023	2024	2025	2026	Thereafter

	(In thousands)
Material cash requirements (principal and interest):
Debt obligations (1) (2)	$2,746,035	$182,016	$428,245	$371,418	$884,520	$132,223	$747,613
Operating leases (3)	8,087	1,897	1,102	1,163	1,227	1,294	1,404
Finance leases (3)	1,365,756	3,611	3,703	4,797	4,893	4,991	1,343,761
Other	2,328	1,181	1,137	6	4	—	—
Total material cash requirements (4)	$4,122,206	$188,705	$434,187	$377,384	$890,644	$138,508	$2,092,778
(1)	Interest was computed giving effect to interest rate hedges. One-month LIBOR of 0.10% was applied to loans which are variable (no hedge) or variable with an interest rate cap. Additionally, we assumed no additional borrowings on construction loans.
(2)	Excludes our proportionate share of unconsolidated real estate venture indebtedness. See additional information in Unconsolidated Real Estate Ventures section below.
(3)	We recognize operating and finance lease right-of-use assets and lease liabilities associated with our corporate office lease and various ground leases for which we are the lessee in our consolidated balance sheet. See Note 19 to the consolidated financial statements for additional information.
(4)	Excludes obligations related to construction or development contracts totaling $291.4 million since payments are only due upon satisfactory performance under the contracts. Also excludes committed tenant-related obligations totaling $76.0 million ($70.7 million related to our consolidated entities and $5.3 million related to our unconsolidated real estate ventures at our share) as timing and amounts of payments are uncertain and may only be due upon satisfactory performance of certain conditions. See Commitments and Contingencies section below for additional information.

As of December 31, 2021, we have capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $66.9 million.

In December 2021, our Board of Trustees declared a quarterly dividend of $0.225 per common share, which was paid on January 14, 2022.

Summary of Cash Flows

The following summary discussion of our cash flows is based on our consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Year Ended December 31,
	2021	2020

	(In thousands)
Net cash provided by operating activities	$217,622	$169,021
Net cash used in investing activities	(368,741)	(167,690)
Net cash provided by financing activities	189,878	119,489

Cash Flows for the Year Ended December 31, 2021

Cash and cash equivalents, and restricted cash increased $38.8 million to $302.1 million as of December 31, 2021, compared to $263.3 million as of December 31, 2020. This increase resulted from $217.6 million of net cash provided by operating activities and $189.9 million of net cash provided by financing activities, partially offset by $368.7 million of net cash used in investing activities. Our outstanding debt was $2.5 billion and $2.0 billion as of December 31, 2021 and 2020. The $484.4 million increase in outstanding debt was primarily from borrowings under our revolving credit facility totaling $300.0 million and borrowings from two separate mortgage loans with an aggregate principal balance of $190.0 million, collateralized by 1225 S. Clark Street and 1215 S. Clark Street.

Net cash provided by operating activities of $217.6 million primarily comprised: (i) $201.1 million of net income (before $302.1 million of non-cash items and an $11.3 million gain on sale of real estate), (ii) $15.9 million of return on capital from unconsolidated real estate ventures and (iii) $633,000 of net change in operating assets and liabilities. Non-cash income adjustments of $302.1 million primarily include depreciation and amortization expense, share-based compensation expense, impairment loss, deferred rent and amortization of lease incentives.

Net cash used in investing activities of $368.7 million comprised: (i) $208.3 million related to the acquisition of The Batley in November 2021, (ii) $173.2 million of development costs, construction in progress and real estate additions and (iii) $41.8 million of investments in unconsolidated real estate ventures, partially offset by (iv) $40.2 million of distributions of capital from unconsolidated real estate ventures and (v) $14.4 million of proceeds from the sale of real estate.

Net cash provided by financing activities of $189.9 million primarily comprised: (i) $300.0 million of proceeds from borrowings under our revolving credit facility, (ii) $190.0 million of proceeds from borrowings under mortgages payable, and (iii) $24.1 million of contributions from noncontrolling interests, partially offset by (iv) $157.7 million of common shares repurchased, (v) $118.1 million of dividends paid to common shareholders, (vi) $20.0 million of finance lease payments, (vii) $17.8 million of distributions to redeemable noncontrolling interests, (viii) $6.6 million of debt issuance costs and (ix) $5.6 million of repayments of mortgages payable.

Unconsolidated Real Estate Ventures

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of December 31, 2021, we have investments in unconsolidated real estate ventures totaling $462.9 million. For these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 5 to the consolidated financial statements.

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

As of December 31, 2021, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $66.9 million. As of December 31, 2021, we had no principal payment guarantees related to our unconsolidated real estate ventures.

We evaluate reconsideration events as we become aware of them. Reconsideration events include amendments to real estate venture agreements or changes in our partner's ability to make contributions to the venture. Under certain circumstances, we may purchase our partner's interest. A reconsideration event could cause us to consolidate an unconsolidated real estate venture in the future or deconsolidate a consolidated entity.

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

Construction Commitments

As of December 31, 2021, we had assets under construction that will, based on our current plans and estimates, require an additional $291.4 million to complete, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, and available cash.

Other

As of December 31, 2021, we had committed tenant-related obligations totaling $76.0 million ($70.7 million related to our consolidated entities and $5.3 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

With respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of December 31, 2021, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

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

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks, and the preparation and issuance of a written report. Soil and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. They may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 19 to the consolidated financial statements, environmental liabilities totaled $18.2 million as of December 31, 2021 and 2020, and are included in "Other liabilities, net" in our consolidated balance sheets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following is a summary of our exposure to a change in interest rates:

	December 31, 2021			December 31, 2020
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgages payable:
Variable rate (1)	$867,246	2.01%	$8,793	$678,346	2.18%
Fixed rate (2)	921,013	4.32%	—	925,523	4.32%
	$1,788,259		$8,793	$1,603,869
Credit facility:
Revolving credit facility (3)	$300,000	1.15%	$3,042	$—	1.19%
Tranche A-1 Term Loan (4)	200,000	2.59%	—	200,000	2.59%
Tranche A-2 Term Loan (4)	200,000	2.49%	—	200,000	2.49%
	$700,000		$3,042	$400,000
Pro rata share of debt of unconsolidated real estate ventures (contractual balances):
Variable rate (1)	$281,608	2.56%	$2,855	$319,057	2.47%
Fixed rate (2)	91,653	4.49%	—	79,989	4.36%
	$373,261		$2,855	$399,046
(1)	Includes variable rate mortgages payable with interest rate cap agreements.
(2)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(3)	The interest rate for the revolving credit facility excludes a 0.15% facility fee.
(4)	As of December 31, 2021 and 2020, the outstanding balance was fixed by interest rate swap agreements. As of December 31, 2021, the interest rate swaps mature concurrently with the term loan and fix LIBOR at a weighted average interest rate of 1.39% for the Tranche A-1 Term Loan and 1.34% for the Tranche A-2 Term Loan.

The fair value of our mortgages payable is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and unsecured term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of December 31, 2021 and 2020, the estimated fair value of our consolidated debt was $2.5 billion and $2.0 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

Hedging Activities

To manage, or hedge, our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.

Derivative Financial Instruments Designated as Cash Flow Hedges

Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are designated as cash flow hedges, and are carried at their estimated fair value on a recurring basis. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in "Accumulated other comprehensive loss" in our consolidated balance sheets and is subsequently reclassified into "Interest expense" in our consolidated statements of operations in the period that the hedged forecasted transactions affect earnings. Our cash flow hedges become less than perfectly effective if the critical terms of the hedging instrument and the forecasted transactions do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and interest rates. In addition, we evaluate the default risk of the counterparty by monitoring the creditworthiness of the counterparty. While management believes its judgments are reasonable, a change in a derivative's effectiveness as a hedge could materially affect expenses, net income and equity.

As of December 31, 2021 and 2020, we had interest rate swap and cap agreements with an aggregate notional value of $862.7 million, which were designated as cash flow hedges. The fair value of our interest rate swaps and caps designated as cash flow hedges consisted of assets totaling $393,000 as of December 31, 2021 included in "Other assets, net" in our consolidated balance sheet, and liabilities totaling $18.4 million and $44.2 million as of December 31, 2021 and 2020, included in "Other liabilities, net" in our consolidated balance sheets.

Derivative Financial Instruments Not Designated as Accounting Hedges

Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are considered cash flow hedges, but not designated as accounting hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains are recorded in "Interest expense" in our consolidated statements of operations in the period in which the change occurs. As of December 31, 2021 and 2020, we had various interest rate swap and cap agreements with an aggregate notional value of $867.7 million, which were not designated as accounting hedges. The fair value of our interest rate caps not designated as accounting hedges consisted of assets totaling $558,000 and $35,000 as of December 31, 2021 and 2020, included in "Other assets, net" in our consolidated balance sheets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of JBG SMITH Properties

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JBG SMITH Properties and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Real Estate – Impairment Indicators - Refer to Note 2 to the consolidated financial statements

Critical Audit Matter Description

The Company has real estate which is required to be evaluated for impairment. An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company evaluates real estate assets for impairment whenever events or changes in circumstances occur that indicate the carrying amount of the asset may not be recoverable. These indicators may include operating performance, shortened anticipated holding periods, and adverse changes in circumstances. At December 31, 2021, the carrying value of the Company's real estate assets was approximately $4.87 billion, including an impairment loss in the year ended December 31, 2021 of $25.1 million.

Given the Company's evaluation of possible indications of impairment of real estate assets requires management to make significant judgments, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of real estate assets may not be recoverable required an increased extent of effort and high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of real estate assets for possible indications of impairment included the following, among others:

●	We tested the effectiveness of controls over management's identification of impairment indicators, which include assessing possible circumstances that could indicate that the carrying amounts of real estate assets are not recoverable.
●	We evaluated the reasonableness of management's judgments by:
–	Testing real estate assets for possible indications of impairment, including searching for adverse asset-specific and/or market conditions.
–	Inquiring of management and reading business performance reports and board minutes to identify properties that should be evaluated for shortened anticipated holding periods.
–	Developing an expectation of assets for which impairment indicators are identified in management's analysis.

/s/ Deloitte & Touche LLP

McLean, Virginia

February 22, 2022

We have served as the Company's auditor since 2016.

JBG SMITH PROPERTIES

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2021	2020
ASSETS
Real estate, at cost:
Land and improvements	$1,378,218	$1,391,472
Buildings and improvements	4,513,606	4,341,103
Construction in progress, including land	344,652	268,056
	6,236,476	6,000,631
Less: accumulated depreciation	(1,368,003)	(1,232,690)
Real estate, net	4,868,473	4,767,941
Cash and cash equivalents	264,356	225,600
Restricted cash	37,739	37,736
Tenant and other receivables	44,496	55,903
Deferred rent receivable	192,265	170,547
Investments in unconsolidated real estate ventures	462,885	461,369
Other assets, net	442,116	286,575
Assets held for sale	73,876	73,876
TOTAL ASSETS	$6,386,206	$6,079,547

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgages payable, net	$1,777,699	$1,593,738
Revolving credit facility	300,000	—
Unsecured term loans, net	398,664	397,979
Accounts payable and accrued expenses	106,136	103,102
Other liabilities, net	342,565	247,774
Total liabilities	2,925,064	2,342,593
Commitments and contingencies
Redeemable noncontrolling interests	522,725	530,748
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized; none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 127,378 and 131,778 shares issued and outstanding as of December 31, 2021 and 2020	1,275	1,319
Additional paid-in capital	3,539,916	3,657,643
Accumulated deficit	(609,331)	(412,944)
Accumulated other comprehensive loss	(15,950)	(39,979)
Total shareholders' equity of JBG SMITH Properties	2,915,910	3,206,039
Noncontrolling interests	22,507	167
Total equity	2,938,417	3,206,206
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,386,206	$6,079,547

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
REVENUE
Property rental	$499,586	$458,958	$493,273
Third-party real estate services, including reimbursements	114,003	113,939	120,886
Other revenue	20,773	29,826	33,611
Total revenue	634,362	602,723	647,770
EXPENSES
Depreciation and amortization	236,303	221,756	191,580
Property operating	150,638	145,625	137,622
Real estate taxes	70,823	70,958	70,493
General and administrative:
Corporate and other	53,819	46,634	46,822
Third-party real estate services	107,159	114,829	113,495
Share-based compensation related to Formation Transaction and special equity awards	16,325	31,678	42,162
Transaction and other costs	10,429	8,670	23,235
Total expenses	645,496	640,150	625,409
OTHER INCOME (EXPENSE)
Loss from unconsolidated real estate ventures, net	(2,070)	(20,336)	(1,395)
Interest and other income (loss), net	8,835	(625)	5,385
Interest expense	(67,961)	(62,321)	(52,695)
Gain on sale of real estate	11,290	59,477	104,991
Loss on extinguishment of debt	—	(62)	(5,805)
Impairment loss	(25,144)	(10,232)	—
Total other income (expense)	(75,050)	(34,099)	50,481
INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT	(86,184)	(71,526)	72,842
Income tax (expense) benefit	(3,541)	4,265	1,302
NET INCOME (LOSS)	(89,725)	(67,261)	74,144
Net (income) loss attributable to redeemable noncontrolling interests	8,728	4,958	(8,573)
Net loss attributable to noncontrolling interests	1,740	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(79,257)	$(62,303)	$65,571
EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.63)	$(0.49)	$0.48
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	130,839	133,451	130,687

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2021	2020	2019
NET INCOME (LOSS)	$(89,725)	$(67,261)	$74,144
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative financial instruments	11,326	(38,137)	(27,722)
Reclassification of net loss on derivative financial instruments from accumulated other comprehensive loss into interest expense	15,378	11,912	1,694
Other comprehensive income (loss)	26,704	(26,225)	(26,028)
COMPREHENSIVE INCOME (LOSS)	(63,021)	(93,486)	48,116
Net (income) loss attributable to redeemable noncontrolling interests	8,728	4,958	(8,573)
Net loss attributable to noncontrolling interests	1,740	—	—
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	(2,675)	2,990	2,584
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JBG SMITH PROPERTIES	$(55,228)	$(85,538)	$42,127

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Equity

(In thousands)

					Accumulated
					Other
			Additional		Comprehensive
	Common Shares		Paid-In	Accumulated	Income	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	(Loss)	Interests	Equity
BALANCE AS OF DECEMBER 31, 2018	120,937	$1,210	$3,155,256	$(176,018)	$6,700	$204	$2,987,352
Net income attributable to common shareholders and noncontrolling interests	—	—	—	65,571	—	—	65,571
Common shares issued	11,500	115	472,665	—	—	—	472,780
Conversion of common limited partnership units to common shares	1,664	17	57,301	—	—	—	57,318
Common shares issued pursuant to Employee Share Purchase Plan ("ESPP")	47	—	1,803	—	—	—	1,803
Dividends declared on common shares ($0.90 per common share)	—	—	—	(120,717)	—	—	(120,717)
Distributions to noncontrolling interests, net	—	—	—	—	—	(3)	(3)
Redeemable noncontrolling interests redemption value adjustment and other comprehensive loss allocation	—	—	(53,983)	—	2,584	—	(51,399)
Other comprehensive loss	—	—	—	—	(26,028)	—	(26,028)
BALANCE AS OF DECEMBER 31, 2019	134,148	1,342	3,633,042	(231,164)	(16,744)	201	3,386,677
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(62,303)	—	—	(62,303)
Conversion of common limited partnership units to common shares	1,338	13	47,504	—		—	47,517
Common shares repurchased	(3,776)	(37)	(104,737)	—	—	—	(104,774)
Common shares issued pursuant to ESPP	68	1	2,241	—	—	—	2,242
Dividends declared on common shares ($0.90 per common share)	—	—	—	(119,477)	—	—	(119,477)
Distributions to noncontrolling interests	—	—	—	—	—	(34)	(34)
Redeemable noncontrolling interests redemption value adjustment and other comprehensive loss allocation	—	—	79,593	—	2,990	—	82,583
Other comprehensive loss	—	—	—	—	(26,225)	—	(26,225)
BALANCE AS OF DECEMBER 31, 2020	131,778	1,319	3,657,643	(412,944)	(39,979)	167	3,206,206
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(79,257)	—	(1,740)	(80,997)
Conversion of common limited partnership units to common shares	906	9	29,625	—	—	—	29,634
Common shares repurchased	(5,370)	(54)	(157,632)	—	—	—	(157,686)
Common shares issued pursuant to employee incentive compensation plan and ESPP	64	1	2,426	—	—	—	2,427
Dividends declared on common shares ($0.90 per common share)	—	—	—	(117,130)	—	—	(117,130)
Contributions from noncontrolling interests, net	—	—	—	—	—	24,080	24,080
Redeemable noncontrolling interests redemption value adjustment and other comprehensive income allocation	—	—	7,854	—	(2,675)	—	5,179
Other comprehensive income	—	—	—	—	26,704	—	26,704
BALANCE AS OF DECEMBER 31, 2021	127,378	$1,275	$3,539,916	$(609,331)	$(15,950)	$22,507	$2,938,417

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net income (loss)	$(89,725)	$(67,261)	$74,144
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	51,551	66,051	65,273
Depreciation and amortization, including amortization of deferred financing costs	240,454	225,597	195,795
Deferred rent	(21,964)	(20,084)	(39,174)
Loss from unconsolidated real estate ventures, net	2,070	20,336	1,395
Amortization of market lease intangibles, net	(1,189)	(442)	(791)
Amortization of lease incentives	7,973	6,603	6,336
Loss on extinguishment of debt	—	62	5,805
Impairment loss	25,144	10,232	—
Gain on sale of real estate	(11,290)	(59,477)	(104,991)
Loss on operating lease and other receivables	2,595	25,805	1,560
Income from investment funds, net	(3,620)	—	—
Return on capital from unconsolidated real estate ventures	15,912	4,302	2,690
Other non-cash items	(922)	4,326	567
Impairment of corporate assets	—	—	10,170
Changes in operating assets and liabilities:
Tenant and other receivables	8,812	(9,231)	(8,382)
Other assets, net	(12,780)	(11,075)	(9,177)
Accounts payable and accrued expenses	8,700	591	(7,678)
Other liabilities, net	(4,099)	(27,314)	(19,556)
Net cash provided by operating activities	217,622	169,021	173,986
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(173,177)	(307,497)	(441,014)
Acquisition of real estate	(208,342)	(45,688)	(165,208)
Deposits for real estate and other acquisitions	—	(25,424)	(850)
Proceeds from sale of real estate	14,370	154,493	377,511
Distributions of capital from unconsolidated real estate ventures	40,188	71,065	7,557
Investments in unconsolidated real estate ventures and other	(41,780)	(14,639)	(18,668)
Net cash used in investing activities	(368,741)	(167,690)	(240,672)
FINANCING ACTIVITIES:
Borrowings under mortgages payable	190,000	580,105	2,200
Borrowings under revolving credit facility	300,000	500,000	200,000
Borrowings under unsecured term loans	—	100,000	—
Repayments of mortgages payable	(5,611)	(104,083)	(719,003)
Repayments of revolving credit facility	—	(700,000)	—
Debt issuance costs	(6,610)	(14,856)	(515)
Finance lease payments	(19,970)	(3,531)	(137)
Proceeds from the issuance of common stock, net of issuance costs	—	—	472,780
Proceeds from common shares issued pursuant to ESPP	1,594	1,715	1,457
Common shares repurchased	(157,686)	(104,774)	—
Dividends paid to common shareholders	(118,115)	(120,011)	(129,834)
Distributions to redeemable noncontrolling interests	(17,804)	(15,030)	(17,390)
Distributions to noncontrolling interests	(46)	(46)	(95)
Contributions from noncontrolling interests	24,126	—	207
Net cash provided by (used in) financing activities	189,878	119,489	(190,330)
Net increase (decrease) in cash and cash equivalents and restricted cash	38,759	120,820	(257,016)
Cash and cash equivalents and restricted cash, beginning of period	263,336	142,516	399,532
Cash and cash equivalents and restricted cash, end of period	$302,095	$263,336	$142,516

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD:
Cash and cash equivalents	$264,356	$225,600	$126,413
Restricted cash	37,739	37,736	16,103
Cash and cash equivalents and restricted cash	$302,095	$263,336	$142,516

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $6,734, $13,189 and $29,806 in 2021, 2020 and 2019)	$61,928	$56,961	$49,437
Accrued capital expenditures included in accounts payable and accrued expenses	43,290	43,188	84,076
Write-off of fully depreciated assets	61,123	30,798	66,533
Cash (paid) received for income taxes	(815)	1,187	282
Deconsolidation of real estate asset	26,476	—	181,813
Accrued dividends to common shareholders	28,665	29,650	30,184
Accrued distributions to redeemable noncontrolling interests	3,938	4,425	3,828
Conversion of common limited partnership units to common shares	29,634	47,517	57,318
Recognition (derecognition) of operating lease right-of-use assets	(1,596)	(13,151)	35,318
Recognition (derecognition) of liabilities related to operating lease right-of-use assets	(1,587)	(13,151)	37,922
Recognition of finance lease right-of-use assets	139,507	42,354	—
Recognition of liabilities related to finance lease right-of-use assets	141,574	40,684	—
Cash paid for amounts included in the measurement of lease liabilities for operating leases	2,295	5,201	6,202
Deferred purchase price related to acquisition	—	19,479	—

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Notes to Consolidated Financial Statements

1.          Organization and Basis of Presentation

Organization

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust ("REIT"), owns and operates a portfolio of commercial and multifamily assets amenitized with ancillary retail. JBG SMITH's portfolio reflects its longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area with high barriers to entry and vibrant urban amenities. Over half of our portfolio is in National Landing in Northern Virginia, where we serve as the developer for Amazon.com, Inc.'s ("Amazon") new headquarters and where Virginia Tech's $1 billion Innovation Campus is under construction. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the Washington Housing Initiative ("WHI") Impact Pool, Amazon, the legacy funds formerly organized by The JBG Companies ("JBG") (the "JBG Legacy Funds") and other third parties. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of December 31, 2021, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 89.5% of its common limited partnership units ("OP Units"), after incorporating the conversion of certain vested long-term incentive partnership units ("LTIP Units") that are convertible into OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures.

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

As of December 31, 2021, our Operating Portfolio consisted of 64 operating assets comprising 42 commercial assets totaling 13.1 million square feet (11.3 million square feet at our share) and 22 multifamily assets totaling 8,208 units (6,557 units at our share). Additionally, we have: (i) one under-construction multifamily asset totaling 808 units (808 units at our share); (ii) 11 near-term development pipeline assets totaling 5.3 million square feet (5.0 million square feet at our share) of estimated potential development density; and (iii) 25 future development pipeline assets totaling 14.3 million square feet (11.6 million square feet at our share) of estimated potential development density.

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

Only the U.S. federal government accounted for 10% or more of our rental revenue, which consists of property rental and other property revenue, as follows:

	Year Ended December 31,
	2021	2020	2019

	(Dollars in thousands)
Rental revenue from the U.S. federal government	$83,256	$84,086	$86,644
Percentage of commercial segment rental revenue	22.0%	23.4%	21.2%
Percentage of total rental revenue	16.2%	17.8%	16.7%

Basis of Presentation

The accompanying consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries and consolidated variable interest entities ("VIEs"), including JBG SMITH LP. See Note 6 for additional information on our VIEs. The portions of the equity and net income (loss) of consolidated entities that are not attributable to us are presented separately as amounts attributable to noncontrolling interests in our consolidated financial statements.

2.          Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates include: (i) the underlying cash flows and anticipated holding periods used in assessing impairment; (ii) the determination of useful lives for tangible and intangible assets; and (iii) the assessment of the collectability of receivables, including deferred rent receivables. Longer anticipated holding periods for real estate assets directly reduce the likelihood of recording an impairment loss. If there is a change in the strategy for an asset or if market conditions dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material.

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

During the years ended December 31, 2021 and 2020, we recorded $1.1 million and $11.2 million of credit losses against billed rent receivables, and $19.6 million against deferred (straight-line) rent receivables during the year ended December 31, 2020. These losses were due to the effects of COVID-19, primarily from co-working and retail tenants, that were unable to pay rent while businesses were closed, not operating at full capacity or while employees continue to work from home. During 2020, we began recognizing revenue from substantially all co-working tenants and retailers except for grocers, pharmacies, essential businesses and certain national credit tenants on the cash basis of accounting. We provided rent deferrals that had been contractually due during 2020 and 2021 totaling $10.1 million, of which $4.0 million was subsequently abated and $1.2 million was collected. During 2021, revenue for the majority of these tenants continued to be recognized on the cash basis of accounting. While we have seen some improvement in performance and cash collections, our retailers and co-working tenants are still experiencing some impact from the effects of COVID-19 and may continue to experience such impact. During the fourth quarter of 2021, we received $4.5 million of business interruption insurance proceeds for COVID-19 related losses, which were included in "Interest and other income (loss), net" in our consolidated statement of operations.

Asset Acquisitions

We account for asset acquisitions at cost, which includes the consolidation of previously unconsolidated real estate ventures, including transaction costs, plus the fair value of any assumed debt. We estimate the fair values of acquired tangible assets (consisting of real estate, tenant and other receivables, and other assets, as applicable), identified intangible assets and liabilities (consisting of in-place leases, above- and below-market leases, options to enter into ground leases and management contracts, as applicable), assumed debt and other liabilities, and noncontrolling interests, as applicable, based on our evaluation of information and estimates available at the date of acquisition. Based on these estimates, we allocate the purchase price, including all transaction costs related to the acquisition and any contingent consideration, to the identified assets acquired and liabilities assumed based on their relative fair value. The results of operations of acquisitions are prospectively included in our consolidated financial statements beginning with the date of the acquisition.

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

The fair values of identified intangible assets are determined based on the following:

●	The value allocable to the above- or below-market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired lease) of the difference between: (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management's estimate of the amounts that would be received using market rates over the remaining term of the lease. Amounts allocated to above- market leases are recorded as lease intangible assets in "Other assets, net" in our consolidated balance sheets, and amounts allocated to below-market leases are recorded as lease intangible liabilities in "Other liabilities, net" in our consolidated balance sheets. These intangibles are amortized to "Property rental revenue" in our consolidated statements of operations over the remaining terms of the respective leases; and
●	Factors considered in determining the value allocable to in-place leases during hypothetical lease-up periods related to space that is leased at the time of acquisition include: (i) lost rent and operating cost recoveries during the hypothetical lease-up period and (ii) theoretical leasing commissions required to execute similar leases. These intangible assets are recorded as lease intangible assets in "Other assets, net" in our consolidated balance sheets and are amortized to "Depreciation and amortization expense" in our consolidated statements of operations over the remaining term of the existing lease.

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred and are included in "Property operating expenses" in our consolidated statements of operations. As real estate is undergoing redevelopment activities, all property operating expenses directly associated with and attributable to the redevelopment, including interest expense, are capitalized to the extent that we believe such costs are recoverable through the value of the property. The capitalization period ends when the asset is ready for its intended use, but no later than one year from substantial completion of major construction activities. General and administrative costs are expensed as incurred. Depreciation and amortization require an estimate of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. Depreciation and amortization are recognized on a straight-line basis over estimated useful lives, which range from three to 40 years. Tenant improvements are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the tenant improvements. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income (loss) for the period.

Construction in progress, including land, is carried at cost, and no depreciation is recorded. Real estate undergoing significant renovations and improvements is considered to be under development. All direct and indirect costs related to development activities are capitalized into "Construction in progress, including land" in our consolidated balance sheets, except for certain demolition costs, which are expensed as incurred. Direct development costs incurred include: pre-development expenditures directly related to a specific project, development and construction costs, interest, insurance and real estate taxes. Indirect development costs include: employee salaries and benefits, travel and other related costs that are directly associated with the development. Our method of calculating capitalized interest expense is based upon applying our weighted average borrowing rate to the actual accumulated expenditures if the property does not have property specific debt. If the property is encumbered by specific debt, we will capitalize both the interest incurred applicable to that debt and additional interest expense using our weighted average borrowing rate for any accumulated expenditures in excess of the principal balance of the debt encumbering the property. The capitalization of such expenses ceases when the real estate is ready for its intended use, but no later than one-year from substantial completion of major construction activities.

Our real estate and related intangible assets are reviewed for impairment whenever there are changes in circumstances or indicators that the carrying amount of the assets may not be recoverable. These indicators may include operating performance, shortened anticipated holding periods, costs in excess of budgets for under-construction assets and adverse changes in circumstances. An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Estimates of future cash flows are based on our current plans, anticipated holding periods and available market information at the time the analyses are prepared. An impairment loss is recognized if the carrying amount of the asset is not recoverable and is measured based on the excess of the property's carrying amount over its estimated fair value. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) pending or executed agreements, (ii) market prices for comparable properties or (iii) the sum of discounted cash flows.

If our estimates of future cash flows, anticipated holding periods, or fair values change, based on market conditions, anticipated selling prices or other factors, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.

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

Investments in Real Estate Ventures

We analyze each real estate venture to determine whether the entity should be consolidated. If it is determined that an entity is a VIE in which we have a variable interest, we assess whether we are the primary beneficiary of the VIE to determine whether it should be consolidated. We are not the primary beneficiary of a VIE when we do not have voting control, lack the power to direct the activities that most significantly impact the entity's economic performance, or the limited partners (or non-managing members) have substantive participatory rights. If it is determined that the entity is not a VIE, then the determination as to whether we consolidate is based on whether we have a controlling financial interest in the entity, which is based on our voting interests and the degree of influence we have over the entity. Management uses judgment when determining if we are the primary beneficiary of or have a controlling financial interest in a VIE. Factors considered in determining whether we have the power to direct the activities that most significantly impact the entity's economic performance include voting rights, involvement in day-to-day capital and operating decisions, and the extent of our involvement in the entity.

We use the equity method of accounting for investments in unconsolidated real estate ventures when we have significant influence, but do not have a controlling financial interest. Significant influence is typically indicated through ownership of 20% or more of the voting interests. Under the equity method, we record our investments in these entities in "Investments in unconsolidated real estate ventures" in our consolidated balance sheets, and our proportionate share of earnings or losses earned by the real estate venture is recognized in "Loss from unconsolidated real estate ventures, net" in the accompanying consolidated statements of operations. We earn revenue from the management services we provide to unconsolidated real estate ventures. These fees are determined in accordance with the terms specific to each arrangement and may include property and asset management fees, or transactional fees for leasing, acquisition, development and construction, financing and legal services provided. We account for this revenue gross of our ownership interest in each respective real estate venture and recognize such revenue in "Third-party real estate services, including reimbursements" in our consolidated statements of operations when earned. Our proportionate share of related expenses is recognized in "Loss from unconsolidated real estate ventures, net" in our consolidated statements of operations.

We may also earn incremental promote distributions if certain financial return benchmarks are achieved upon ultimate disposition of the underlying properties. Promote revenue is recognized when certain earnings events have occurred, and the amount of revenue is determinable and collectible. Any promote revenue is reflected in "Loss from unconsolidated real estate ventures, net" in our consolidated statements of operations.

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

On a periodic basis, we evaluate our investments in unconsolidated real estate ventures for impairment. An investment in a real estate venture is considered impaired if we determine that its fair value is less than the net carrying value of the investment in that real estate venture on an other-than-temporary basis. Cash flow projections for the investments consider property level factors such as expected future operating income, trends and prospects, anticipated holding periods, as well as the effects of demand, competition and other factors. We consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include the age of the venture, our intent and ability to retain our investment in the entity, financial condition and long-term prospects of the entity and relationships with our partners and banks. If we believe that the decline in the fair value of the investment is temporary, no impairment loss is recorded. If our analysis indicates that there is an other-than temporary impairment related to the investment in a particular real estate venture, the carrying value of the venture will be adjusted to an amount that reflects the estimated fair value of the investment.

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

Intangible assets also include the wireless spectrum licenses we acquired. While the licenses are issued for ten years, as long as we act within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that the licenses are indefinite-lived intangible assets.

Investments

Investments in equity securities without readily determinable fair values are carried at cost. Investments in investment funds without readily determinable fair values that qualify for the net asset value ("NAV") practical expedient are carried at fair value based on their reported NAV. Investments in equity securities and investment funds are included in "Other assets" in our consolidated balance sheets. Realized and unrealized gains and losses are included in “Interest and other income (loss), net” in our consolidated statements of operations.

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

Deferred Costs

Deferred financing costs consist of loan issuance costs directly related to financing transactions that are deferred and amortized over the term of the related loan as a component of interest expense. Unamortized deferred financing costs related to our mortgages payable and unsecured term loans are presented as a direct deduction from the carrying amounts of the related debt instruments, while such costs related to our revolving credit facility are included in other assets.

Noncontrolling Interests

We identify our noncontrolling interests separately in our consolidated balance sheets. Amounts of consolidated net income (loss) attributable to redeemable noncontrolling interests and to the noncontrolling interests in consolidated subsidiaries are presented separately in our consolidated statements of operations.

Redeemable Noncontrolling Interests - Redeemable noncontrolling interests consists of OP Units issued in conjunction with the Formation Transaction, LTIP Units issued to employees and our venture partners' interests in The Wren. Redeemable noncontrolling interests are generally redeemable at the option of the holder for our common shares, or cash at our election, subject to certain limitations, and are presented in the mezzanine section between total liabilities and shareholders' equity in our consolidated balance sheets. The carrying amount of redeemable noncontrolling interests is adjusted to its redemption value at the end of each reporting period, but no less than its initial carrying value, with such adjustments recognized in "Additional paid-in capital." See Note 11 for additional information.

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

Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in our consolidated statements of operations, or in our consolidated statements of comprehensive income (loss).

Derivative Financial Instruments Not Designated as Accounting Hedges - Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are considered cash flow hedges, but are not designated as accounting hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains are recorded in "Interest expense" in our consolidated statements of operations in the period in which the change occurs.

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

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. Investments that are valued using NAV as a practical expedient are excluded from the fair value hierarchy disclosures.

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

We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and when the leased space is substantially ready for its intended use. In circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of property rental revenue on a straight-line basis over the term of the lease commencing when the tenant takes possession of the space. Differences between rental revenue recognized and amounts due under the respective lease agreements are recorded as an increase or decrease to "Deferred rent receivable, net" in our consolidated balance sheets. Property rental revenue also includes the amortization or accretion of acquired above-and below-market leases. We periodically evaluate the collectability of amounts due from tenants and recognize an adjustment to property rental revenue for accounts receivable and deferred rent receivable if we conclude it is not probable we will collect the remaining lease payments under the lease agreements. Any changes to the provision for lease revenue determined to be not probable of collection are included in "Property rental revenue" in our consolidated statements of operations. We exercise judgment in assessing the probability of collection and consider payment history and current credit status in making this determination.

Third-party real estate services revenue, including reimbursements, includes property and asset management fees, and transactional fees for leasing, acquisition, development and construction, financing, and legal services. These fees are determined in accordance with the terms specific to each arrangement and are recognized as the related services are performed. Development fees are earned from providing services to third-party property owners and our unconsolidated real estate ventures. The performance obligations associated with our development services contracts are satisfied over time and we recognize our development fee revenue using a time-based measure of progress over the course of the development project due to the stand-ready nature of the promised services. The transaction prices for our performance obligations that are expected to be completed in greater than twelve months are variable based on the costs ultimately incurred to develop the underlying assets. Judgments impacting the timing and amount of revenue recognized from our development services contracts include the determination of the nature and number of performance obligations within a contract, estimates of total development project costs, from which the fees are typically derived, and estimates of the period of time over which the development services are expected to be performed, which is the period over which the revenue is recognized. We recognize development fees earned from unconsolidated real estate venture projects to the extent of our venture partners' ownership interest.

Third-Party Real Estate Services Expenses

Third-party real estate services expenses include the costs associated with the management services provided to our unconsolidated real estate ventures and other third parties, including amounts paid to third-party contractors for construction projects that we manage. We allocate personnel and other overhead costs using estimates of the time spent performing services for our third-party real estate services and other allocation methodologies.

Lessee Accounting

We are obligated under non-cancellable operating and finance leases, including ground leases on certain of our properties with terms extending through the year 2118. When a renewal option is included within a lease, we assess whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Lease payments associated with renewal periods that we are reasonably certain will be exercised are included in the measurement of the corresponding lease liability and right-of-use asset. Lease expense for our operating leases is recognized on a straight-line basis over the expected lease term and is included in our consolidated statements of operations in "Property operating expenses." Amortization of the right-of-use asset associated with a finance lease is recognized on a straight-line basis over the expected lease term and is included in our consolidated statements of operations in "Depreciation and amortization expense" with the related interest on our outstanding lease liability included in "Interest expense."

Certain lease agreements include variable lease payments that, in the future, will vary based on changes in inflationary measures, market rates or our share of expenditures of the leased premises. Such variable payments are recognized in lease expense in the period in which the variability is determined. Certain lease agreements may also include various non-lease components that primarily relate to property operating expenses associated with our office leases, which also vary each period. We have elected the practical expedient which allows us to combine lease and non-lease components for our ground and office leases and recognize variable non-lease components in lease expense when incurred.

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

Income Taxes

We have elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under those sections, a REIT which distributes at least 90% of its REIT taxable income as dividends to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Prior to the Separation, Vornado operated as a REIT and distributed 100% of its

REIT taxable income to its shareholders; accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements for the periods prior to the Separation. We currently adhere and intend to continue to adhere to these requirements and to maintain our REIT status in future periods.

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

We also participate in the activities conducted by our subsidiary entities that have elected to be treated as taxable REIT subsidiaries ("TRS") under the Code. As such, we are subject to federal, state, and local taxes on the income from these activities. Income taxes attributable to our TRSs are accounted for under the asset and liability method. Under the asset and liability method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in our consolidated financial statements, which will result in taxable or deductible amounts in the future. We provide for a valuation allowance for deferred income tax assets if we believe all or some portion of the deferred tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated ability to realize the related deferred tax asset is included in deferred tax benefit (expense).

ASC 740 ("Topic 740"), Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in our consolidated financial statements. Topic 740 requires the evaluation of tax positions taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense in the current year.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Unvested share-based compensation awards that entitle holders to receive non-forfeitable dividends are considered participating securities. Consequently, we are required to apply the two-class method of computing basic and diluted earnings (loss) that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and participating securities based on their respective rights to receive dividends. During periods of net loss, losses are allocated only to the extent the participating securities are required to absorb their share of such losses. Diluted earnings (loss) per common share reflects the potential dilution of the assumed exchange of various unit and share-based compensation awards into common shares to the extent they are dilutive.

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

Compensation expense is based on the fair value of our common shares at the date of the grant and is recognized ratably over the vesting period using a graded vesting attribution model. Compensation expense for share-based compensation awards made to retirement eligible employees is recognized over a six-month period after the grant date or over the remaining period until they become retirement eligible. We account for forfeitures as they occur. Distributions paid on unvested OP Units and LTIP Units are recorded to "Redeemable noncontrolling interests" in our consolidated balance sheets. Distributions paid on unvested Restricted Share Units ("RSUs") are recorded to "Additional paid-in capital" in our consolidated balance sheets.

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04, Reference Rate Reform ("Topic 848"). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period of March 12, 2020 through December 31, 2022 as reference rate reform activities occur. During the year ended December 31, 2021, we did not make any elections. During the year ended December 31, 2020, we elected to apply the hedge accounting expedients related to (i) the assertion that our hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future London Interbank Offered Rate ("LIBOR") indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves our past presentation of our derivatives. We will continue to evaluate the impact of the guidance and may apply other elections, as applicable.

3.          Acquisitions, Dispositions and Assets Held for Sale

Acquisitions

In November 2021, we acquired The Batley, a 432-unit multifamily asset in the Union Market submarket of Washington, D.C., for $205.3 million, exclusive of $3.1 million of transaction costs that were capitalized as part of the acquisition. We intend to use The Batley as a replacement property in a like-kind exchange for the sale of Pen Place, which is expected to close during the second quarter of 2022. See Note 6 for additional information.

In December 2020, we acquired a 1.4-acre future development parcel in National Landing, which was formerly occupied by the Americana Hotel, and three other parcels for an aggregate total of $65.0 million, exclusive of $688,000 of transaction costs that were capitalized as part of the acquisition. Of the total purchase price, $47.3 million was allocated to the former Americana Hotel site, of which $20.0 million has been deferred until the earlier of the approval of certain entitlements or January 1, 2023, and $17.7 million was allocated to the other three parcels. The former Americana Hotel site has the potential to accommodate up to approximately 550,000 square feet of new development density and is located directly across the street from Amazon's future headquarters.

In December 2019, we acquired F1RST Residences, a 325-unit multifamily asset in the Ballpark submarket of Washington, D.C. with approximately 21,000 square feet of street level retail, for $160.5 million, exclusive of $4.7 million of transaction costs that were capitalized as part of the acquisition. We used F1RST Residences as a replacement property in a like-kind exchange for the sale of Metropolitan Park in January 2020. See Note 6 for additional information.

Dispositions

In April 2021, we invested cash in and contributed land to two real estate ventures and recognized an $11.3 million gain on the disposition of land, which is included in "Gain on sale of real estate" in our consolidated statement of operations for the year ended December 31, 2021. See Note 5 for additional information.

In January 2020, we sold Metropolitan Park for $155.0 million and recognized a $59.5 million gain, which is included in "Gain on sale of real estate" in our consolidated statement of operations for the year ended December 31, 2020.

During the year ended December 31, 2019, we sold three commercial assets for a gross sales price of $165.4 million and a 50.0% interest in a real estate venture that owned Central Place Tower for a gross sales price of $220.0 million, resulting in a $105.0 million aggregate gain, which is included in "Gain on sale of real estate" in our consolidated statement of operations for the year ended December 31, 2019.

During the years ended December 31, 2021 and 2020, we recognized our proportionate share of the gain (loss) from the sale of various assets by our unconsolidated real estate ventures. See Note 5 for additional information.

On February 11, 2022, we entered into a definitive agreement with affiliates of Fortress Investment Group LLC to form a real estate venture in which we will have a noncontrolling interest. The unconsolidated real estate venture will acquire a 1.6 million square foot portfolio of four wholly owned commercial assets from us. The assets include 7200 Wisconsin Avenue, 1730 M Street, RTC-West and Courthouse Plaza 1 and 2. The transaction is expected to close in the first half of 2022, subject to financing and customary closing conditions.

Assets Held for Sale

The amounts included in "Assets held for sale" in our consolidated balance sheets primarily represent the carrying value of real estate. The following is a summary of assets held for sale:

			Total	Assets Held
Assets	Segment	Location	Square Feet (1)	for Sale

			(In thousands)
December 31, 2021
Pen Place (2)	Other	Arlington, Virginia	2,082	$73,876
December 31, 2020
Pen Place (2)	Other	Arlington, Virginia	2,082	$73,876
(1)	Represents estimated or approved potential development density.
(2)	In March 2019, we entered into an agreement for the sale of Pen Place to Amazon, which we expect to close during the second quarter of 2022. In December 2021, we finalized the agreement for the sale of Pen Place for $198.0 million, which represents a $48.1 million increase over the previously estimated contract value.

4.          Tenant and Other Receivables

The following is a summary of tenant and other receivables:

	December 31,
	2021	2020

	(In thousands)
Tenants	$31,504	$39,077
Third-party real estate services	12,563	15,658
Other	429	1,168
Total tenant and other receivables	$44,496	$55,903

5.          Investments in Unconsolidated Real Estate Ventures

The following is a summary of the composition of our investments in unconsolidated real estate ventures:

	Effective
	Ownership	December 31,
Real Estate Venture Partners	Interest (1)	2021	2020

		(In thousands)
Prudential Global Investment Management ("PGIM")	50.0%	$208,421	$216,939
Landmark Partners ("Landmark")	1.8% - 49.0%	28,298	66,724
CBREI Venture	5.0% - 64.0%	57,812	65,190
Canadian Pension Plan Investment Board ("CPPIB")	55.0%	48,498	47,522
J.P. Morgan Global Alternatives ("J.P. Morgan") (2)	50.0%	52,769	—
Berkshire Group	50.0%	52,770	50,649
Brandywine Realty Trust	30.0%	13,693	13,710
Other		624	635
Total investments in unconsolidated real estate ventures (3)		$462,885	$461,369

(1)	Reflects our effective ownership interests in the underlying real estate as of December 31, 2021. We have multiple investments with certain venture partners with varying ownership interests in the underlying real estate.
(2)	J.P. Morgan is the advisor for an institutional investor.
(3)	As of December 31, 2021 and 2020, our total investments in unconsolidated real estate ventures were greater than our share of the net book value of the underlying assets by $18.6 million and $18.9 million, resulting principally from capitalized interest and our zero investment balance in the real estate venture with CPPIB that owns 1101 17th Street.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $23.7 million, $25.5 million and $28.5 million for each of the three years in the period ended December 31, 2021, for such services.

We evaluate reconsideration events as we become aware of them. Reconsideration events include amendments to real estate venture agreements or changes in our partner's ability to make contributions to the venture. Under certain circumstances, we may purchase our partner's interest. A reconsideration event could cause us to consolidate an unconsolidated real estate venture in the future or deconsolidate a consolidated entity.

The following is a summary of disposition activity by our unconsolidated real estate ventures:

					Mortgage	Proportionate
	Real Estate			Gross	Payable	Share of
	Venture		Ownership	Sales	Repaid by	Aggregate
Date Disposed	Partners	Assets	Percentage	Price	Venture	Gain (Loss) (1)

				(In thousands)
Year Ended December 31, 2021
May 3, 2021	CBREI Venture	Fairway Apartments/Fairway Land ("Fairway")	10.0%	$93,000	$45,343	$2,094
May 19, 2021	Landmark	Courthouse Metro Land/Courthouse Metro Land – Option ("Courthouse Metro")	18.0%	3,000	—	2,352
May 27, 2021	Landmark	5615 Fishers Lane	18.0%	6,500	—	743
September 17, 2021	Landmark	500 L'Enfant Plaza	49.0%	166,500	80,000	23,137
						$28,326
Year Ended December 31, 2020
June 5, 2020	Landmark	11333 Woodglen Drive/NoBe II Land/Woodglen ("Woodglen")	18.0%	$17,750	$12,213	$(2,952)
October 28, 2020	CBREI Venture	Pickett Industrial Park	10.0%	46,250	23,572	800
						$(2,152)
(1)	Included in "Loss from unconsolidated real estate ventures, net" in our consolidated statements of operations.

PGIM

In December 2019, we sold a 50.0% interest in a real estate venture that owns Central Place Tower, a 552,000 square foot office building located in Arlington, Virginia, to PGIM for $220.0 million. Per the terms of the venture agreement, we determined the venture was not a VIE and we do not have a controlling financial interest in the venture. As a result, we deconsolidated our remaining 50.0% interest in the real estate venture and recorded a gain as our unconsolidated interest was increased to reflect its fair value. We recognized an aggregate $53.4 million gain, net of certain liabilities, which was included in "Gain on sale of real estate" in our consolidated statement of operations for the year ended December 31, 2019, on the partial sale and remeasurement of our remaining interest in the real estate venture subsequent to the transfer of control.

Landmark

In connection with the preparation and review of their 2021 annual financial statements, our unconsolidated real estate venture with Landmark recorded an aggregate impairment loss of $48.7 million on the L'Enfant Plaza assets. Our proportionate share of the impairment loss was $23.9 million, which was included in "Loss from unconsolidated real estate ventures, net" in our consolidated statement of operations for the year ended December 31, 2021.

In January 2022, our unconsolidated real estate venture with Landmark sold The Alaire, The Terano and 12511 Parklawn Drive, multifamily and future development assets located in Rockville, Maryland, for $137.5 million. Additionally, the venture repaid the related mortgages payable of $79.8 million. Our ownership in these assets ranged from 1.8% to 18.0%.

CPPIB

As of December 31, 2021 and 2020, we had a zero investment balance in the real estate venture that owns 1101 17th Street and had suspended equity loss recognition for the venture since June 30, 2018. We will recognize as income any future distributions from the venture until our share of unrecorded earnings and contributions exceeds the cumulative excess distributions previously recognized in income. During the year ended December 31, 2019, we recognized income of $6.4 million related to distributions from this venture, which was included in "Loss from unconsolidated real estate ventures, net" in our consolidated statement of operations.

In April 2020, our real estate venture with CPPIB entered into a mortgage loan with a maximum principal balance of $160.0 million collateralized by 1900 N Street, and as a result, we received a distribution of $70.8 million from the venture during the second quarter of 2020.

JP Morgan

In April 2021, we entered into two real estate ventures with an institutional investor advised by J.P. Morgan, in which we have 50% ownership interests, to design, develop, manage and own 2.0 million square feet of new mixed-use development located in Potomac Yard, the southern portion of National Landing. Our venture partner contributed a land site that is entitled for 1.3 million square feet of development at Potomac Yard Landbay F, while we contributed cash and adjacent land with over 700,000 square feet of estimated development capacity at Potomac Yard Landbay G. We will also act as pre-developer, developer, property manager and leasing agent for all future commercial and residential properties on the site. We have determined the ventures are VIEs, but we are not the primary beneficiary of the VIEs and, accordingly, we have not consolidated either venture. We recognized an $11.3 million gain on the land contributed to one of the real estate ventures based on the cash received and the remeasurement of our retained interest in the asset, which was included in "Gain on sale of real estate" in our consolidated statement of operations for the year ended December 31, 2021. As part of the transaction, our venture partner elected to accelerate the monetization of a 2013 promote interest in the land contributed by it to the ventures. During the second quarter of 2021, the total amount of the promote paid was $17.5 million, of which $4.2 million was paid to certain of our non-employee trustees and certain of our executives.

PacLife

During the second quarter of 2020, we determined that our investment in the venture that owned The Marriott Wardman Park hotel was impaired due to a decline in the fair value of the underlying asset and recorded an impairment loss of $6.5 million, which reduced the net book value of our investment to zero, and we suspended equity loss recognition for the venture after June 30, 2020. On October 1, 2020, we transferred our interest in this venture to PacLife.

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted
	Average Effective	December 31,
	Interest Rate (1)	2021	2020

		(In thousands)
Variable rate (2)	2.50%	$785,369	$863,617
Fixed rate (3)	4.20%	309,813	323,050
Mortgages payable		1,095,182	1,186,667
Unamortized deferred financing costs		(5,239)	(7,479)
Mortgages payable, net (4)		$1,089,943	$1,179,188
(1)	Weighted average effective interest rate as of December 31, 2021.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(4)	See Note 19 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of the financial information for our unconsolidated real estate ventures:

	December 31,
	2021	2020

	(In thousands)
Combined balance sheet information:
Real estate, net	$2,116,290	$2,247,384
Other assets, net	264,397	270,516
Total assets	$2,380,687	$2,517,900

Mortgages payable, net	$1,089,943	$1,179,188
Other liabilities, net	118,752	140,304
Total liabilities	1,208,695	1,319,492
Total equity	1,171,992	1,198,408
Total liabilities and equity	$2,380,687	$2,517,900

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Combined income statement information: (1)
Total revenue	$187,252	$203,456	$266,653
Operating income (loss) (2)	48,214	(21,639)	18,041
Net income (loss) (2)	16,051	(65,756)	(32,507)
(1)	Excludes information related to the venture that owned The Marriott Wardman Park hotel for the second half of 2020 as we suspended equity loss recognition for the venture after June 30, 2020. On October 1, 2020, we transferred our interest in this venture to our venture partner.
(2)	Includes the gain from the sale of Fairway, Courthouse Metro, 5615 Fishers Lane and 500 L'Enfant Plaza totaling $85.5 million during the year ended December 31, 2021. Includes the impairment loss recognized by the unconsolidated real estate venture that owns the L'Enfant Plaza assets totaling $48.7 million during the year ended December 31, 2021. Includes the loss from the sale of Woodglen of $16.4 million and the gain from the sale of Pickett Industrial Park of $8.0 million during the year ended December 31, 2020.

6.          Variable Interest Entities

We hold various interests in entities deemed to be VIEs, which we evaluate at acquisition, formation, after a change in the ownership agreement, after a change in the entity's economics or after any other reconsideration event to determine if the VIE should be consolidated in our financial statements or should no longer be considered a VIE. An entity is a VIE because it is in the development stage and/or does not hold sufficient equity at risk, or conducts substantially all its operations on behalf of an investor with disproportionately few voting rights. We will consolidate a VIE if we are the primary beneficiary of the VIE, which entails having the power to direct the activities that most significantly impact the VIE's economic performance. Certain criteria we assess in determining whether we are the primary beneficiary of the VIE include our influence over significant business activities, our voting rights, and any noncontrolling interest kick-out or participating rights.

Unconsolidated VIEs

As of December 31, 2021 and 2020, we had interests in entities deemed to be VIEs. Although we are engaged to act as the managing partner in charge of day-to-day operations of these investees, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. We account for our investment in these entities under the equity method. As of December 31, 2021 and 2020, the net carrying amounts of our investment in these entities were $145.2 million and $116.2 million, which were included in "Investments in unconsolidated real estate ventures" in our consolidated balance sheets. Our equity in the income of unconsolidated VIEs is included in "Loss from unconsolidated real estate ventures, net" in our consolidated statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees. See Note 19 for additional information.

Consolidated VIEs

JBG SMITH LP is our most significant consolidated VIE. We hold 89.5% of the limited partnership interest in JBG SMITH LP, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management. The noncontrolling interests of JBG SMITH LP do not have substantive liquidation rights, substantive kick-out rights without cause, or substantive participating rights that could be exercised by a simple majority of noncontrolling interest limited partners (including by such a limited partner unilaterally). Because the noncontrolling interest holders do not have these rights, JBG SMITH LP is a VIE. As general partner, we have the power to direct the activities of JBG SMITH LP that most significantly affect its economic performance, and through our majority interest, we have both the right to receive benefits from and the obligation to absorb losses of JBG SMITH LP. Accordingly, we are the primary beneficiary of JBG SMITH LP and consolidate it in our financial statements. Because we conduct our business and hold our assets and liabilities through JBG SMITH LP, its total assets and liabilities comprise substantially all of our consolidated assets and liabilities.

In conjunction with the acquisition of The Batley in November 2021, we entered into an agreement with a third-party intermediary to facilitate a like-kind exchange. As a result, the third-party intermediary was the legal owner of the entity that owned this property as of December 31, 2021. We determined that the entity that owns the Batley was a VIE, and we are the primary beneficiary of the VIE. We consolidated the property and its operations as of the acquisition date. Legal ownership of this entity will be transferred to us by the third-party intermediary when the like-kind exchange agreement is completed with the sale of Pen Place, which we expect to close during the second quarter of 2022. As of December 31, 2021, the VIE had total assets, consisting of primarily real estate, and liabilities of $207.2 million and $792,000.

In March 2021, we leased the land underlying 1900 Crystal Drive located in National Landing to a lessee, which plans to construct an 808-unit multifamily asset comprising two towers with ground floor retail. The ground lessee has engaged us to be the development manager for the construction of 1900 Crystal Drive, and separately, we are the lessee in a master lease of the asset. We have an option to acquire the asset until a specified period after completion. In March 2021, the ground lessee entered into a mortgage loan collateralized by the leasehold interest with a maximum principal balance of $227.0 million and an interest rate of LIBOR plus 3.0% per annum. As of December 31, 2021, no proceeds had been received from the mortgage loan. In connection with the mortgage loan, we have guaranteed the completion of the asset and provided certain non-recourse carve-outs (e.g., guarantees against fraud, misrepresentation, bankruptcy and certain environmental liabilities). The ground lessee invested $17.5 million of equity funding and we are obligated to provide additional project funding through a mezzanine loan to the ground lessee estimated at $104.8 million, of which $34.9 million has been funded as of December 31, 2021. We determined that 1900 Crystal Drive is a VIE and that we are the primary beneficiary of the VIE. Accordingly, we consolidate the VIE with the lessee's ownership interest shown as "Noncontrolling interests" in our consolidated balance sheet. The aforementioned ground lease, the mezzanine loan and the master lease are eliminated in consolidation. As of December 31, 2021, the VIE had total assets, consisting of primarily construction in process, and liabilities of $58.6 million and $12.0 million. The assets of the VIE can only be used to settle the obligations of the VIE, and the liabilities include third-party liabilities of the VIE for which the creditors or beneficial interest holders do not have recourse against us.

In December 2021, we leased the land underlying 2000 South Bell Street and 2001 South Bell Street ("2000/2001 South Bell Street") located in National Landing to a lessee, which plans to construct a 775-unit multifamily asset comprising two towers with ground floor retail. The ground lessee has engaged us to be the development manager for the construction of 2000/2001 South Bell Street, and separately, we are the lessee in a master lease of the asset. We have an option to acquire the asset until a specified period after completion. In December 2021, the ground lessee entered into a mortgage loan collateralized by the leasehold interest with a maximum principal balance of $208.5 million and an interest rate of LIBOR plus 2.15% per annum. As of December 31, 2021, no proceeds had been received from the mortgage loan. In connection with the mortgage loan, we have guaranteed the completion of the asset and provided certain non-recourse carve-outs (e.g., guarantees against fraud, misrepresentation, bankruptcy and certain environmental liabilities). The ground lessee is obligated to invest $16.0 million of equity funding, of which $6.7 million was funded as of December 31, 2021, and we are obligated to provide additional project funding through a mezzanine loan to the ground lessee, estimated at $96.2 million, none of which has been funded as of December 31, 2021. We determined that 2000/2001 South Bell Street is a VIE and that we are the primary beneficiary of the VIE. Accordingly, we consolidate the VIE with the lessee's ownership interest shown as "Noncontrolling interests" in our consolidated balance sheet. The aforementioned ground lease, the mezzanine loan and the master lease are eliminated in consolidation. As of December 31, 2021, the VIE had total assets and liabilities of $3.9 million and $1.1 million. The assets of the VIE can only be used to settle the obligations of the VIE, and the liabilities include third-party liabilities of the VIE for which the creditors or beneficial interest holders do not have recourse against us.

7.          Other Assets, Net

The following is a summary of other assets, net:

	December 31,
	2021	2020

	(In thousands)
Deferred leasing costs, net	$124,742	$117,141
Lease intangible assets, net	14,736	15,565
Other identified intangible assets	36,698	43,012
Wireless spectrum licenses (1)	25,780	—
Operating lease right-of-use assets	1,660	3,542
Finance lease right-of-use assets (2)	180,956	41,996
Prepaid expenses	17,104	14,000
Deferred financing costs, net	11,436	6,656
Deposits (1)	1,938	28,560
Other (3)	27,066	16,103
Total other assets, net	$442,116	$286,575
(1)	During 2020, we deposited $25.3 million with the Federal Communications Commission in connection with the acquisition of wireless spectrum licenses. In March 2021, we received the licenses.
(2)	Includes $139.4 million as of December 31, 2021 related to the amendment of the ground lease for Courthouse Plaza 1 and 2, which was executed in December 2021. The amendment extended the expiration date of the lease from January 2062 to December 2119, and resulted in a change in its classification from an operating lease to a finance lease.

(3)	As of December 31, 2021, included $9.8 million of investments in funds, which invest in real estate focused technology companies, that are recorded at their fair value based on their reported NAV. During the fourth quarter of 2021, we recorded unrealized gains totaling $4.6 million related to these investments, which are included in "Interest and other income (loss), net" in our consolidated statement of operations.

The following is a summary of the composition of deferred leasing costs, lease intangible assets and other identified intangible assets:

	December 31, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(In thousands)
Deferred leasing costs	$219,751	$(95,009)	$124,742	$202,940	$(85,799)	$117,141

Lease intangible assets:
In-place leases	$27,793	$(15,241)	$12,552	$27,363	$(15,027)	$12,336
Above-market real estate leases	6,585	(4,401)	2,184	7,515	(4,286)	3,229
	$34,378	$(19,642)	$14,736	$34,878	$(19,313)	$15,565

Other identified intangible assets:
Option to enter into ground lease	$17,090	$—	$17,090	$17,090	$—	$17,090
Management and leasing contracts	45,900	(26,292)	19,608	45,900	(20,388)	25,512
Other	—	—	—	410	—	410
	$62,990	$(26,292)	$36,698	$63,400	$(20,388)	$43,012

The following is a summary of amortization expense related to lease and other identified intangible assets:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
In-place lease amortization (1)	$4,171	$5,695	$7,375
Above-market real estate lease amortization (2)	1,032	1,582	1,730
Management and leasing contract amortization (1)	5,905	6,002	7,088
Other amortization	—	16	(240)
Total amortization expense related to lease and other identified intangible assets	$11,108	$13,295	$15,953
(1)	Amounts are included in "Depreciation and amortization expense" in our consolidated statements of operations.
(2)	Amounts are included in "Property rental revenue" in our consolidated statements of operations.

The following is a summary of the estimated amortization related to lease and other identified intangible assets for the next five years and thereafter as of December 31, 2021:

Year ending December 31,	Amount
(In thousands)
2022	$9,571
2023	8,954
2024	8,376
2025	3,972
2026	1,669
Thereafter	1,802
Total (1)	$34,344

(1)	Estimated amortization related to the option to enter into ground lease is excluded from the amortization table above as the ground lease does not have a definite start date. Estimated amortization related to wireless spectrum licenses is excluded from the amortization table above as they are indefinite-lived.

8.          Debt

Mortgages Payable

The following is a summary of mortgages payable:

	Weighted Average
	Effective	December 31,
	Interest Rate (1)	2021	2020

		(In thousands)
Variable rate (2)	2.01%	$867,246	$678,346
Fixed rate (3)	4.32%	921,013	925,523
Mortgages payable		1,788,259	1,603,869
Unamortized deferred financing costs and premium / discount, net (4)		(10,560)	(10,131)
Mortgages payable, net		$1,777,699	$1,593,738
(1)	Weighted average effective interest rate as of December 31, 2021.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(4)	As of December 31, 2021, excludes $6.4 million of net deferred financing costs related to unfunded mortgage loans that were included in "Other assets, net."

As of December 31, 2021 and 2020, the net carrying value of real estate collateralizing our mortgages payable totaled $1.8 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgages payable are recourse to us. See Note 19 for additional information. We were not in default under any mortgage loan as of December 31, 2021.

During the year ended December 31, 2021, we entered into two separate mortgage loans with an aggregate principal balance of $190.0 million, collateralized by 1225 S. Clark Street and 1215 S. Clark Street. During the year ended December 31, 2020, we entered into four separate mortgage loans with an aggregate principal balance of $560.0 million, collateralized by 4747 Bethesda Avenue, The Bartlett, 1221 Van Street and 220 20th Street, and refinanced the mortgage payable collateralized by RTC-West, increasing the principal balance by $20.2 million. In December 2020, we repaid the mortgage payable collateralized by WestEnd25 with a principal balance of $94.7 million.

As of December 31, 2021 and 2020, we had various interest rate swap and cap agreements on certain of our mortgages payable with an aggregate notional value of $1.3 billion. See Note 17 for additional information.

Credit Facility

As of December 31, 2021 and 2020, our $1.4 billion credit facility consisted of a $1.0 billion revolving credit facility maturing in January 2025, a $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2023 and a $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024.

Based on the terms as of December 31, 2021, the interest rate for the credit facility varies based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets, and ranges (i) in the case of the revolving credit facility from LIBOR plus 1.05% to LIBOR plus 1.50%, (ii) in the case of the Tranche A-1 Term Loan, from LIBOR plus 1.20% to LIBOR plus 1.70% and (iii) in the case of the Tranche A-2 Term Loan, from LIBOR plus 1.15% to LIBOR plus 1.70%. There are various LIBOR options in the credit facility, and we elected the one-month LIBOR option as of December 31, 2021. We were not in default under our credit facility as of December 31, 2021. Effective as of January 14,

2022, the Tranche A-1 Term Loan was amended to extend the maturity date to January 2025 with two one-year extension options, and to amend the interest rate to Secured Overnight Financing Rate ("SOFR") plus 1.05% to SOFR plus 1.65%, in each case including a credit spread adjustment. In connection with the loan amendment, we amended the related LIBOR-based interest rate swaps, extending the maturity to July 2024 and converting the hedged rate from one-month LIBOR to one-month SOFR.

The following is a summary of amounts outstanding under the credit facility:

	Effective	December 31,
	Interest Rate (1)	2021	2020

		(In thousands)
Revolving credit facility (2) (3) (4)	1.15%	$300,000	$—

Tranche A-1 Term Loan (5)	2.59%	$200,000	$200,000
Tranche A-2 Term Loan (5)	2.49%	200,000	200,000
Unsecured term loans		400,000	400,000
Unamortized deferred financing costs, net		(1,336)	(2,021)
Unsecured term loans, net		$398,664	$397,979
(1)	Effective interest rate as of December 31, 2021.
(2)	As of December 31, 2021 and 2020, letters of credit with an aggregate face amount of $911,000 and $1.5 million were outstanding under our revolving credit facility.
(3)	As of December 31, 2021 and 2020, excludes net deferred financing costs related to our revolving credit facility of $5.0 million and $6.7 million that were included in "Other assets, net."
(4)	The interest rate for the revolving credit facility excludes a 0.15% facility fee.
(5)	As of December 31, 2021 and 2020, the outstanding balance was fixed by interest rate swap agreements. As of December 31, 2021, the interest rate swaps mature concurrently with the respective term loan and fix LIBOR at a weighted average interest rate of 1.39% for the Tranche A-1 Term Loan and 1.34% for the Tranche A-2 Term Loan.

Principal Maturities

The following is a summary of principal maturities of debt outstanding, including mortgages payable, revolving credit facility and the term loans, as of December 31, 2021:

Year ending December 31,	Amount
(In thousands)
2022	$112,516
2023	373,344
2024	322,571
2025	858,890
2026	113,845
Thereafter	707,093
Total	$2,488,259

9.          Other Liabilities, Net

The following is a summary of other liabilities, net:

	December 31,
	2021	2020

	(In thousands)
Lease intangible liabilities	$32,893	$33,256
Accumulated amortization	(24,621)	(22,956)
Lease intangible liabilities, net	8,272	10,300
Lease assumption liabilities	5,399	10,126
Lease incentive liabilities	21,163	13,913
Liabilities related to operating lease right-of-use assets	6,910	10,752
Liabilities related to finance lease right-of-use assets (1)	162,510	40,221
Prepaid rent	19,852	19,809
Security deposits	18,188	13,654
Environmental liabilities	18,168	18,242
Deferred tax liability, net	5,340	2,509
Dividends payable	32,603	34,075
Derivative agreements, at fair value	18,361	44,222
Deferred purchase price (2)	19,691	19,479
Other	6,108	10,472
Total other liabilities, net	$342,565	$247,774
(1)	Includes $121.6 million as of December 31, 2021 related to the amendment of the ground lease for Courthouse Plaza 1 and 2, which was executed in December 2021. The amendment extended the expiration date of the lease from January 2062 to December 2119, and resulted in a change in its classification from an operating lease to a finance lease.
(2)	Deferred purchase price associated with the acquisition of the former Americana Hotel site. See Note 3 for additional information.

Amortization expense included in "Property rental revenue" in our consolidated statements of operations related to lease intangible liabilities for each of the three years in the period ended December 31, 2021 was $2.2 million, $2.0 million and $2.5 million.

The following is a summary of the estimated amortization of lease intangible liabilities for the next five years and thereafter as of December 31, 2021:

Year ending December 31,	Amount
(In thousands)
2022	$1,769
2023	1,761
2024	1,743
2025	1,179
2026	319
Thereafter	1,501
Total	$8,272

10.          Income Taxes

We have elected to be taxed as a REIT, and accordingly, we have incurred no federal income tax expense related to our REIT subsidiaries except for our TRSs.

Our consolidated financial statements include the operations of our TRSs, which are subject to federal, state and local income taxes on their taxable income. As a REIT, we may also be subject to federal excise taxes if we engage in certain types of transactions. Continued qualification as a REIT depends on our ability to satisfy the REIT distribution tests, stock ownership requirements and various other qualification tests. Our TRSs have estimated federal and state net operating loss (“NOL”) carry forwards of $4.8 million and $11.0 million as of December 31, 2021 and 2020, all of which are subject to limitations. The net basis of our assets and liabilities for tax reporting purposes is approximately $297.0 million higher than the amounts reported in our consolidated balance sheet as of December 31, 2021.

The following is a summary of our income tax (expense) benefit:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Current tax (expense) benefit	$(709)	$1,232	$(34)
Deferred tax (expense) benefit	(2,832)	3,033	1,336
Income tax (expense) benefit	$(3,541)	$4,265	$1,302

As of December 31, 2021 and 2020, we have a net deferred tax liability of $5.3 million and $2.5 million primarily related to the management and leasing contracts assumed in the Combination, partially offset by deferred tax assets associated with tax versus book differences, related general and administrative expenses and the NOL carry forward from 2020 and 2019, as well as NOLs converted from charitable contribution carry forwards from 2021 and 2020. We are subject to federal, state and local income tax examinations by taxing authorities for the tax years ending in 2018 through 2021.

	December 31,
	2021	2020

	(In thousands)
Deferred tax assets:
Accrued bonus	$388	$1,921
NOL	1,206	2,770
Deferred revenue	1,473	—
Capital loss	3,130	1,283
Charitable contributions	1,091	1,533
Other	302	265
Total deferred tax assets	7,590	7,772
Valuation allowance	(3,969)	(2,072)
Total deferred tax assets, net of valuation allowance	3,621	5,700
Deferred tax liabilities:
Basis difference - intangible assets	(4,911)	(5,887)
Basis difference - real estate	(3,033)	(2,164)
Basis difference - investments	(989)	—
Other	(28)	(158)
Total deferred tax liabilities	(8,961)	(8,209)
Net deferred tax liability	$(5,340)	$(2,509)

During the year ended December 31, 2021, our Board of Trustees declared cash dividends totaling $0.90 of which $0.252 was taxable as ordinary income for federal income tax purposes, $0.423 were capital gain distributions and the remaining $0.225 will be determined in 2022. During the year ended December 31, 2020, our Board of Trustees declared cash dividends totaling $0.90 of which $0.489 was taxable as ordinary income for federal income tax purposes and $0.411 were capital gain distributions. During the year ended December 31, 2019, our Board of Trustees declared cash dividends totaling $0.90 of which $0.468 was taxable as ordinary income for federal income tax purposes and $0.432 were capital gain distributions.

11.          Redeemable Noncontrolling Interests

JBG SMITH LP

Op Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. Vested LTIP Units are redeemable into OP Units and, in turn cash or, at our election, our common shares, subject to certain limitations. During the years ended December 31, 2021 and 2020, unitholders redeemed 906,126 and 1.3 million OP Units and LTIP Units, which we elected to redeem for an equivalent number of our common shares. As of December 31, 2021, outstanding OP Units and redeemable LTIP Units totaled 14.9 million, representing a 10.5% ownership interest in JBG SMITH LP. In our consolidated balance sheets, our OP Units and certain vested LTIP Units are presented at the higher of their redemption value or their carrying value, with adjustments to the redemption value recognized in "Additional paid-in capital." Redemption value per OP Unit is equivalent to the market value of one of our common shares at the end of the period. In 2022, as of the date of this filing, unitholders redeemed 205,455 OP Units and LTIP Units, which we elected to redeem for an equivalent number of our common shares.

Consolidated Real Estate Venture

We are a partner in The Wren, a consolidated real estate venture that owns a multifamily asset located in Washington, D.C. Pursuant to the terms of the real estate venture agreement, we are obligated to fund all capital contributions until our ownership interest reaches a maximum of 97.0%. Our partner can redeem its interest for cash under certain conditions. As of December 31, 2021, we held a 96.0% ownership interest in the real estate venture.

The following is a summary of the activity of redeemable noncontrolling interests:

	Year Ended December 31,
	2021			2020
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance, beginning of period	$522,882	$7,866	$530,748	$606,699	$6,059	$612,758
OP Unit redemptions	(29,634)	—	(29,634)	(47,517)	—	(47,517)
LTIP Units issued in lieu of cash bonuses (1)	5,614	—	5,614	4,066	—	4,066
Net loss attributable to redeemable noncontrolling interests	(8,671)	(57)	(8,728)	(4,818)	(140)	(4,958)
Other comprehensive income (loss)	2,675	—	2,675	(2,990)	—	(2,990)
Distributions	(17,170)	(148)	(17,318)	(15,629)	—	(15,629)
Share-based compensation expense	47,222	—	47,222	64,611	—	64,611
Adjustment to redemption value	(9,650)	1,796	(7,854)	(81,540)	1,947	(79,593)
Balance, end of period	$513,268	$9,457	$522,725	$522,882	$7,866	$530,748
(1)	See Note 13 for additional information.

12.          Property Rental Revenue

The following is a summary of property rental revenue from our non-cancellable leases:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Fixed	$456,393	$420,521	$458,329
Variable	43,193	38,437	34,944
Property rental revenue	$499,586	$458,958	$493,273

As of December 31, 2021, the amounts that are contractually due, including amounts due from tenants that were placed on a cash basis, from lease payments under our operating leases on an annual basis for the next five years and thereafter are as follows:

Year ending December 31,	Amount
(In thousands)
2022	$384,901
2023	303,558
2024	270,820
2025	230,133
2026	205,752
Thereafter	2,215,589

13.          Share-Based Payments and Employee Benefits

OP UNITS

Certain OP Units issued in the Combination to the former owners of JBG/Operating Partners, L.P. are subject to post-combination vesting over a period of 60 months based on continued employment. Compensation expense for these OP Units is recognized over the graded vesting period through July 2022.

The following is a summary of the OP Units activity:

		Weighted
	Unvested	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2020	1,520,570	$33.39
Vested	(1,079,472)	33.39
Unvested as of December 31, 2021	441,098	33.39

The total-grant date fair value of the OP Units that vested for each of the three years in the period ended December 31, 2021 was $36.0 million, $45.1 million and $4.3 million.

JBG SMITH 2017 Omnibus Share Plan

On June 23, 2017, our Board of Trustees adopted the JBG SMITH 2017 Omnibus Share Plan (the "Plan"), effective as of July 17, 2017, and authorized the reservation of 10.3 million of our common shares pursuant to the Plan. In April 2021, our shareholders approved an amendment to the Plan to increase the common shares reserved under the Plan by 8.0 million. As of December 31, 2021, there were 8.9 million common shares available for issuance under the Plan.

Formation Awards

The formation awards issued in the Combination ("Formation Awards") were structured in the form of profits interests in JBG SMITH LP that provide for a share of appreciation determined by the increase in the value of a common share at the time of conversion over the volume-weighted average price of a common share at the time the formation unit was granted. The Formation Awards, subject to certain conditions, generally vest 25% on each of the third and fourth anniversaries and 50% on the fifth anniversary of the date granted, subject to continued employment. Compensation expense for these awards is being recognized over a five-year period through July 2022.

The value of vested Formation Awards is realized through conversion of the award into a number of LTIP Units, and subsequent conversion into a number of OP Units determined based on the difference between the volume-weighted average price of a common share at the time the Formation Award was granted and the value of a common share on the conversion date. The conversion ratio between Formation Awards and LTIP Units, which starts at zero, is the quotient of:

(i) the excess of the value of a common share on the conversion date above the per share value at the time the Formation Award was granted over (ii) the value of a common share as of the date of conversion. Formation Awards have a finite 10-year term over which their value is allowed to increase and during which they may be converted into LTIP Units (and in turn, OP Units). Holders of Formation Awards will not receive distributions or allocations of net income (net loss) prior to conversion to LTIP Units.

The following is a summary of the Formation Awards activity:

		Weighted
	Unvested	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2020	1,697,555	$8.80
Vested	(682,297)	8.81
Forfeited	(7,745)	8.04
Unvested as of December 31, 2021	1,007,513	8.80

The total-grant date fair value of the Formation Awards that vested for each of the three years in the period ended December 31, 2021 was $6.0 million, $6.9 million and $1.4 million.

Time-Based LTIP Units, LTIP Units and Special Time-Based LTIP Units

During each of the three years in the period ended December 31, 2021, we granted to certain employees 498,955, 381,504 and 351,982 LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") with a weighted average grant-date fair value of $29.21, $38.52 and $34.26 per unit that primarily vest over four years subject to continued employment. Compensation expense for these units is being recognized over a four-year period.

Additionally, in July 2021, we granted to certain employees as part of a long-term retention incentive award 608,325 Time-Based LTIP Units with a weighted average grant-date fair value of $31.73 per unit that vest 50% on the fifth anniversary of the grant date and 25% on each of the sixth and seventh anniversaries of the grant date, subject to continued employment. Compensation expense for these units is being recognized over a seven-year period.

During each of the three years in the period ended December 31, 2021, we granted 163,065, 90,094 and 91,636 fully vested LTIP Units to certain employees, who elected to receive all or a portion of their cash bonus, related to prior service, as LTIP Units. The LTIP Units had a grant-date fair value of $29.54, $40.13 and $34.21 per unit.

During each of the three years in the period ended December 31, 2021, as part of their annual compensation, we granted to non-employee trustees a total of 71,792, 54,607 and 50,159 fully vested LTIP Units with a grant-date fair value of $26.31, $28.38 and $36.28. The LTIP Units may not be sold while a trustee is serving on the Board of Trustees.

The aggregate grant-date fair value of the Time-Based LTIP Units and LTIP Units granted (collectively "Granted LTIPs") for each of the three years in the period ended December 31, 2021 was $40.6 million, $19.9 million and $17.0 million. Holders of the Granted LTIPs and the Time-Based LTIP Units issued in 2018 related to our successful pursuit of Amazon's new headquarters ("Special Time-Based LTIP Units") have the right to convert vested units into OP Units, which are then subsequently exchangeable for our common shares. Granted LTIPs and Special Time-Based LTIP Units do not have redemption rights, but any OP Units into which units are converted are entitled to redemption rights. Granted LTIPs and Special Time-Based LTIP Units, generally, vote with the OP Units and do not have any separate voting rights except in connection with actions that would materially and adversely affect the rights of the Granted LTIPs and Special Time-Based LTIP Units. The Granted LTIPs were valued based on the closing common share price on the date of grant, less a discount for post-grant restrictions. The discount was determined using Monte Carlo simulations, and the following is a summary of the significant assumptions used to value the Granted LTIPs:

Year Ended December 31,
	2021	2020	2019
Expected volatility	34.0% to 39.0%	18.0% to 29.0%	18.0% to 24.0%
Risk-free interest rate	0.1% to 0.4%	0.3% to 1.5%	2.3% to 2.6%
Post-grant restriction periods	2 to 3 years	2 to 3 years	2 to 3 years

The following is a summary of the Granted LTIPs and Special Time-Based LTIP Units activity:

		Weighted
	Unvested	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2020	1,171,551	$35.90
Granted	1,342,137	30.24
Vested	(592,929)	32.19
Forfeited	(13,945)	32.68
Unvested as of December 31, 2021	1,906,814	33.10

The total-grant date fair value of the Granted LTIPs and Special Time-Based LTIP Units that vested for each of the three years in the period ended December 31, 2021 was $19.1 million, $15.3 million and $12.0 million.

Performance-Based LTIP Units

During each of the three years in the period ended December 31, 2021, we granted to certain employees 627,874, 593,100 and 478,411 LTIP Units with performance-based vesting requirements ("Performance-Based LTIP Units") with a weighted average grant-date fair value of $15.14, $18.67 and $19.49 per unit.

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

Additionally, in July 2021, we granted to certain employees as part of a long-term retention incentive award 844,070 Performance-Based LTIP Units with a weighted average grant-date fair value of $23.08 per unit that vest 50% on the fifth anniversary of the grant date and 25% on each of the sixth and seventh anniversaries of the grant date, subject to continued employment, based on our achievement of four share price targets during the performance period commencing on the first anniversary of the grant date and ending on the sixth anniversary of the grant date. Compensation expense for these units is being recognized over a seven-year period.

The aggregate grant-date fair value of the Performance-Based LTIP Units granted for each of the three years in the period ended December 31, 2021 was $29.0 million, $11.1 million and $9.3 million, valued using Monte Carlo simulations. The following is a summary of the significant assumptions used to value the Performance-Based LTIP Units:

	Year Ended December 31,
	2021	2020	2019
Expected volatility	31.0% - 34.0%	15.0%	19.0% to 23.0%
Dividend yield	2.6%	2.3%	2.3% to 2.5%
Risk-free interest rate	0.2% - 1.0%	1.3%	2.3% to 2.6%

The following is a summary of the Performance-Based LTIP activity:

		Weighted
	Unvested	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2020	2,126,597	$19.29
Granted	1,471,944	19.69
Vested (1)	(299,832)	17.07
Forfeited / cancelled (2)	(522,467)	22.10
Unvested as of December 31, 2021 (3)	2,776,242	19.21
(1)	Primarily represents the Performance-Based LTIP Units granted in February 2018. Based on our relative performance and absolute TSR over the three-year performance period, all of the outstanding units were earned, with half of the units vesting at the end of the performance period and the remaining half vesting in February 2022.
(2)	Includes 506,182 Performance-Based LTIP Units issued in 2018 related to our successful pursuit of Amazon’s new headquarters ("Special Performance-Based LTIP Units") that were forfeited in November 2021 as the performance measures were not met.
(3)	In January 2022, 469,624 Performance-Based LTIP Units, which were unvested as of December 31, 2021, were forfeited as the performance measures were not met.

The total-grant date fair value of the Performance-Based LTIP that vested for the year ended December 31, 2021 and 2020 was $5.1 million and $4.6 million.

RSUs

In January 2021, we granted to certain non-executive employees 22,194 RSUs with time-based vesting requirements ("Time-Based RSUs") with a weighted average grant-date fair value of $31.52 per unit and 13,516 RSUs with performance-based vesting requirements ("Performance-Based RSUs") with a weighted average grant-date fair value of $15.16 per unit. Vesting requirements and compensation expense recognition for the Time-Based RSUs and the Performance-Based RSUs are similar to those of the Time-Based LTIP Units and Performance-Based LTIP Units granted in 2021.

The aggregate grant-date fair value of the RSUs granted during the year ended December 31, 2021 was $905,000. The Time-Based RSUs were valued based on the closing common share price on the date of grant and the Performance-Based RSUs were valued using Monte Carlo simulations with the same significant assumptions used to value the Performance-Based LTIP Units above.

The following is a summary of the RSUs activity:

	Time-Based RSUs		Performance-Based RSUs
		Weighted		Weighted
	Unvested	Average Grant-	Unvested	Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Unvested as of December 31, 2020	—	$—	—	$—
Granted	22,194	31.52	13,516	15.16
Forfeited	(616)	32.44	—	—
Unvested as of December 31, 2021	21,578	31.50	13,516	15.16

ESPP

The ESPP authorized the issuance of up to 2.1 million common shares. The ESPP provides eligible employees an option to contribute up to $25,000 in any calendar year, through payroll deductions, toward the purchase of our common shares at a discount of 15.0% of the closing price of a common share on relevant determination dates. As of December 31, 2021, there were 1.9 million common shares available for issuance under the ESPP.

Pursuant to the ESPP, employees purchased 64,321, 68,047 and 47,022 common shares for $1.6 million, $1.7 million and $1.5 million during each of the three years in the period ended December 31, 2021. The following is a summary of the significant assumptions used to value the ESPP common shares using the Black-Scholes model:

	Year Ended December 31,
	2021	2020	2019
Expected volatility	22.0% to 39%	13.0% to 67.0%	18.0% to 28.0%
Dividend yield	1.5% to 3.1%	1.1% to 3.3%	2.6% to 3.5%
Risk-free interest rate	0.1%	0.1% to 1.7%	2.2% to 2.4%
Expected life	6 months	6 months	6 months

Share-Based Compensation Expense

The following is a summary of share-based compensation expense:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Time-Based LTIP Units	$16,705	$14,018	$11,386
Performance-Based LTIP Units	13,101	17,815	8,716
LTIP Units	1,091	1,100	1,000
Other equity awards (1)	7,355	6,024	4,535
Share-based compensation expense - other	38,252	38,957	25,637
Formation Awards	2,874	4,242	5,734
OP Units and LTIP Units (2)	7,927	21,836	30,282
Special Time-Based LTIP Units and Special Performance-Based LTIP Units	5,524	5,600	6,146
Share-based compensation related to Formation Transaction and special equity awards (3)	16,325	31,678	42,162
Total share-based compensation expense	54,577	70,635	67,799
Less: amount capitalized	(3,026)	(4,584)	(2,526)
Share-based compensation expense	$51,551	$66,051	$65,273
(1)	Primarily comprising compensation expense for: (i) fully vested LTIP Units issued to certain employees in lieu of all or a portion of any cash bonus earned, (ii) RSUs and (iii) shares issued under our ESPP.

(2)	Represents share-based compensation expense for LTIP Units and OP Units issued in the Formation Transaction, which are subject to post-Combination employment obligations.
(3)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in the accompanying consolidated statements of operations.

As of December 31, 2021, we had $62.6 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 3.6 years.

Employee Benefits

We have a 401(k) defined contribution plan covering substantially all of our officers and employees which permits participants to defer compensation up to the maximum amount permitted by law. We provide a discretionary matching contribution. Employees' contributions, which vests after one year of service. Our contributions for each of the three years in the period ended December 31, 2021 were $2.4 million, $2.2 million and $2.0 million.

2022 Grants

Beginning in 2022, certain employees were granted performance-based, appreciation-only LTIP Units ("AO LTIP Units"). The AO LTIP Units are structured in the form of profit interests that provide for a share of appreciation determined by the increase in the value of a common share at the time of conversion over the participation threshold of $32.30. The AO LTIP Units have a three-year performance period. 50% of any AO LTIP Units that are earned vest at the end of the three-year performance period and the remaining 50% vest on the fourth anniversary of the date of grant, subject to continued employment. The AO LTIP Units are subject to a TSR modifier whereby the number of AO LTIP Units that will ultimately be earned will be increased or reduced by as much as 25%. In January 2022, we granted 1.5 million AO LTIP Units, 702,888 Time-Based LTIP Units, 21,705 Performance-Based LTIP Units and 39,536 Time-Based RSUs to certain employees with an estimated aggregate grant-date fair value of $27.3 million.

In February 2022, we granted 252,206 fully vested LTIP Units, with a total grant-date fair value of $5.6 million, to certain employees who elected to receive all or a portion of their cash bonus earned, related to 2021 service, as LTIP Units.

14.          Transaction and Other Costs

The following is a summary of transaction and other costs:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Demolition costs	$3,573	$682	$5,432
Integration and severance costs	1,038	3,694	5,252
Completed, potential and pursued transaction expenses (1)	5,818	294	651
Relocation of corporate headquarters (2)	—	—	10,900
Other (3)	—	4,000	1,000
Transaction and other costs	$10,429	$8,670	$23,235
(1)	Includes primarily legal and dead deal costs.
(2)	In November 2019, we relocated our corporate headquarters and incurred an impairment loss on the right-of-use assets for leases related to our former corporate headquarters as well as other costs.
(3)	Related to charitable commitments to the Washington Housing Conservancy, a non-profit that acquires and owns affordable workforce housing in the Washington D.C. metropolitan area.

15.          Interest Expense

The following is a summary of interest expense:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Interest expense before capitalized interest	$68,485	$70,561	$78,313
Amortization of deferred financing costs	4,291	3,315	3,217
Interest expense related to finance lease right-of-use assets	2,261	1,450	921
Net unrealized (gain) loss on derivative financial instruments not designated as accounting hedges	(342)	184	50
Capitalized interest	(6,734)	(13,189)	(29,806)
Interest expense	$67,961	$62,321	$52,695

16.          Shareholders' Equity and Earnings (Loss) Per Common Share

Common Shares Repurchased

In March 2020, our Board of Trustees authorized the repurchase of up to $500.0 million of our outstanding common shares. During the year ended December 31, 2021, we repurchased and retired 5.4 million common shares for $157.7 million, a weighted average purchase price per share of $29.34. During the year ended December 31, 2020, we repurchased and retired 3.8 million common shares for $104.8 million, a weighted average purchase price per share of $27.72. Since we began the share repurchase program, we have repurchased and retired 9.1 million common shares for $262.4 million, a weighted average purchase price per share of $28.67.

Shareholders' Equity

In April 2019, we closed an underwritten public offering of 11.5 million common shares (including 1.5 million common shares related to the exercise of the underwriters' option to cover overallotments) at $42.00 per share, which generated net proceeds, after deducting the underwriting discounts and commissions and other offering expenses, of $472.8 million.

Earnings (Loss) Per Common Share

The following is a summary of the calculation of basic and diluted earnings (loss) per common share and a reconciliation of the amounts of net income (loss) available to common shareholders used in calculating basic and diluted earnings (loss) per common share to net income (loss):

	Year Ended December 31,
	2021	2020	2019

	(In thousands, except per share amounts)
Net income (loss)	$(89,725)	$(67,261)	$74,144
Net (income) loss attributable to redeemable noncontrolling interests	8,728	4,958	(8,573)
Net loss attributable to noncontrolling interests	1,740	—	—
Net income (loss) attributable to common shareholders	(79,257)	(62,303)	65,571
Distributions to participating securities	(2,854)	(3,100)	(2,489)
Net income (loss) available to common shareholders - basic and diluted	$(82,111)	$(65,403)	$63,082

Weighted average number of common shares outstanding - basic and diluted	130,839	133,451	130,687

Earnings (loss) per common share - basic and diluted	$(0.63)	$(0.49)	0.48

The effect of the redemption of OP Units, Time-Based LTIP Units, fully vested LTIP Units and Special Time-Based LTIP Units that were outstanding as of December 31, 2021 and 2020 is excluded in the computation of diluted earnings (loss) per common share as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings (loss) per share). Since OP Units, Time-Based LTIP Units, LTIP Units and Special Time-Based LTIP Units, which are held by noncontrolling interests, are attributed gains at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average impact are excluded from net income (loss) available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted earnings (loss) per common share. Performance-Based LTIP Units, Formation Awards and RSUs, which totaled 4.5 million, 4.7 million and 4.7 million for each of the three years in the period ended December 31, 2021, were excluded from the calculation of diluted earnings (loss) per common share as they were antidilutive, but potentially could be dilutive in the future.

17.          Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.

As of December 31, 2021 and 2020, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized loss on our derivative financial instruments designated as cash flow hedges was $17.2 million and $43.9 million as of December 31, 2021 and 2020 and was recorded in "Accumulated other comprehensive loss" in our consolidated balance sheets, of which a portion was reclassified to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $11.4 million of the net unrealized loss as an increase to interest expense.

The fair values of the derivative financial instruments are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and observable inputs. The derivative financial instruments are classified within Level 2 of the valuation hierarchy.

The following is a summary of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
December 31, 2021
Derivative financial instruments designated as cash flow hedges:
Classified as assets in "Other assets, net"	$393	—	$393	—
Classified as liabilities in "Other liabilities, net"	18,361	—	18,361	—
Derivative financial instruments not designated as accounting hedges:
Classified as assets in "Other assets, net"	558	—	558	—

December 31, 2020
Derivative financial instruments designated as cash flow hedges:
Classified as liabilities in "Other liabilities, net"	$44,222	—	$44,222	—
Derivative financial instruments not designated as accounting hedges:
Classified as assets in "Other assets, net"	35	—	35	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2021 and 2020, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains and losses included in "Other comprehensive income (loss)" in our consolidated statements of comprehensive income (loss) for each of the three years in the period ended December 31, 2021 were attributable to the net change in unrealized gains or losses related to the interest rate swaps that were outstanding during those periods, none of which were reported in our consolidated statements of operations as the interest rate swaps were documented and qualified as hedging instruments.

Fair Value Measurements on a Nonrecurring Basis

We evaluate the carrying amount of our assets for impairment. An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

In connection with the preparation and review of our 2021 annual consolidated financial statements, we assessed the recoverability of the carrying amount of our real estate and related intangible assets. This assessment resulted in the remeasurement of 7200 Wisconsin Avenue, RTC-West and a future development parce1, which are non-core assets that were written down to their estimated aggregate fair value of $309.0 million and were classified as Level 2 in the fair value hierarchy. Our estimates of the fair values were based on expected sales prices as determined by contracts under negotiation as of December 31, 2021, after adjusting for estimated selling costs. The remeasurements results in impairment losses totaling $25.1 million, which are included in "Impairment loss" in our consolidated statement of operations.

In connection with the preparation and review of our 2020 annual consolidated financial statements, we assessed the recoverability of the carrying amount of our real estate and related intangible assets. This assessment resulted in the remeasurement of One Democracy Plaza, a non-core commercial asset which was written down to its estimated fair value of $3.3 million, including the right-of-use asset associated with the property's ground lease, and was classified as Level 3 in the fair value hierarchy. Our estimate of fair value was determined using a discounted cash flow model, which considers, among other things, the anticipated holding period, current market conditions and utilizes unobservable quantitative inputs, including appropriate capitalization and discount rates. The remeasurements resulted in an impairment loss of $10.2 million, which is included in "Impairment loss" in our consolidated statement of operations.

There were no other assets measured at fair value on a nonrecurring basis as of December 31, 2021 and 2020.

Financial Assets and Liabilities Not Measured at Fair Value

As of December 31, 2021 and 2020, all financial instruments and liabilities were reflected in our consolidated balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	December 31, 2021		December 31, 2020
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgages payable	$1,788,259	$1,814,780	$1,603,869	$1,606,470
Revolving credit facility	300,000	300,363	—	—
Unsecured term loans	400,000	400,519	400,000	399,678
(1)	The carrying amount consists of principal only.

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

With respect to the third-party asset management and real estate services business, the CODM reviews revenue streams generated by this segment ("Third-party real estate services, including reimbursements"), as well as the expenses attributable to the segment ("General and administrative: third-party real estate services"), which are both disclosed separately in our consolidated statements of operations. The following represents the components of revenue from our third-party asset management and real estate services business:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Property management fees	$19,427	$20,178	$22,437
Asset management fees	8,468	9,791	14,045
Development fees (1)	25,493	11,496	15,655
Leasing fees	5,833	5,594	7,377
Construction management fees	512	2,966	1,669
Other service revenue	6,146	7,255	4,269
Third-party real estate services revenue, excluding reimbursements	65,879	57,280	65,452
Reimbursement revenue (2)	48,124	56,659	55,434
Third-party real estate services revenue, including reimbursements	114,003	113,939	120,886
Third-party real estate services expenses	107,159	114,829	113,495
Third-party real estate services revenue less expenses	$6,844	$(890)	$7,391
(1)	As of December 31, 2021, we had estimated unrecognized development fee revenue totaling $48.6 million, of which $13.8 million, $12.0 million and $6.3 million is expected to be recognized in 2022, 2023 and 2024, and $16.5 million is expected to be recognized thereafter through 2027 as unsatisfied performance obligations are completed.
(2)	Represents reimbursement of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Management company assets primarily consist of management and leasing contracts with a net book value of $19.6 million and $25.5 million as of December 31, 2021 and 2020, which are classified in "Other assets, net" in our consolidated balance sheets. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

The following is the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Net income (loss) attributable to common shareholders	$(79,257)	$(62,303)	$65,571
Add:
Depreciation and amortization expense	236,303	221,756	191,580
General and administrative expense:
Corporate and other	53,819	46,634	46,822
Third-party real estate services	107,159	114,829	113,495
Share-based compensation related to Formation Transaction and special equity awards	16,325	31,678	42,162
Transaction and other costs	10,429	8,670	23,235
Interest expense	67,961	62,321	52,695
Loss on extinguishment of debt	—	62	5,805
Impairment loss	25,144	10,232	—
Income tax expense (benefit)	3,541	(4,265)	(1,302)
Net income (loss) attributable to redeemable noncontrolling interests	(8,728)	(4,958)	8,573
Net loss attributable to noncontrolling interests	(1,740)	—	—
Less:
Third-party real estate services, including reimbursements revenue	114,003	113,939	120,886
Other revenue	7,671	15,372	7,638
Loss from unconsolidated real estate ventures, net	(2,070)	(20,336)	(1,395)
Interest and other income (loss), net	8,835	(625)	5,385
Gain on sale of real estate	11,290	59,477	104,991
Consolidated NOI	$291,227	$256,829	$311,131

The following is a summary of NOI by segment. Items classified in the Other column include future development pipeline assets, corporate entities and the elimination of intersegment activity.

	Year Ended December 31, 2021
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$365,869	$139,918	$(6,201)	$499,586
Parking revenue	12,441	415	246	13,102
Total property revenue	378,310	140,333	(5,955)	512,688
Property expense:
Property operating	103,022	52,527	(4,911)	150,638
Real estate taxes	45,701	20,207	4,915	70,823
Total property expense	148,723	72,734	4	221,461
Consolidated NOI	$229,587	$67,599	$(5,959)	$291,227

	Year Ended December 31, 2020
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$345,403	$121,559	$(8,004)	$458,958
Parking revenue	13,888	327	239	14,454
Total property revenue	359,291	121,886	(7,765)	473,412
Property expense:
Property operating	105,489	47,508	(7,372)	145,625
Real estate taxes	47,607	19,233	4,118	70,958
Total property expense	153,096	66,741	(3,254)	216,583
Consolidated NOI	$206,195	$55,145	$(4,511)	$256,829

	Year Ended December 31, 2019
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$383,311	$116,330	$(6,368)	$493,273
Parking revenue	25,593	380	—	25,973
Total property revenue	408,904	116,710	(6,368)	519,246
Property expense:
Property operating	113,177	35,236	(10,791)	137,622
Real estate taxes	50,115	15,021	5,357	70,493
Total property expense	163,292	50,257	(5,434)	208,115
Consolidated NOI	$245,612	$66,453	$(934)	$311,131

The following is a summary of certain balance sheet data by segment:

	Commercial	Multifamily	Other	Total

	(In thousands)
December 31, 2021
Real estate, at cost	$3,477,260	$2,367,712	$391,504	$6,236,476
Investments in unconsolidated real estate ventures	281,515	103,389	77,981	462,885
Total assets	3,739,902	1,797,807	848,497	6,386,206
December 31, 2020
Real estate, at cost	$3,459,171	$2,036,131	$505,329	$6,000,631
Investments in unconsolidated real estate ventures	327,798	108,593	24,978	461,369
Total assets	3,430,509	1,787,718	861,320	6,079,547

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

Our debt, consisting of mortgages payable secured by our properties, a revolving credit facility and unsecured term loans, contains customary covenants requiring adequate insurance coverage. Although we believe that we currently have adequate insurance coverage, we may not be able to obtain an equivalent amount of coverage at a reasonable cost in the future. If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance or refinance our properties.

Construction Commitments

As of December 31, 2021, we had assets under construction that will, based on our current plans and estimates, require an additional $291.4 million to complete, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, and available cash.

Environmental Matters

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the assets. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $18.2 million as of December 31, 2021 and 2020, and are included in "Other liabilities, net" in our consolidated balance sheets.

Operating and Finance Leases

As of December 31, 2021, our operating and finance lease liabilities were calculated based on the weighted average discount rates of 5.5% and 4.5%, and had weighted average remaining lease terms of 5.4 years and 97.7 years.

As of December 31, 2021, future minimum lease payments under our non-cancellable operating and finance leases are as follows:

Year ending December 31,	Operating	Finance

	(In thousands)
2022	$1,897	$3,611
2023	1,102	3,703
2024	1,163	4,797
2025	1,227	4,893
2026	1,294	4,991
Thereafter	1,404	1,343,761
Total future minimum lease payments	8,087	1,365,756
Imputed interest	(1,177)	(1,203,246)
Total liabilities related to lease right-of-use assets	$6,910	$162,510

During the year ended December 31, 2021, we incurred $731,000 and $2.8 million of fixed operating and finance lease expenses, and $2.6 million of variable operating lease expenses. During the year ended December 31, 2020, we incurred $1.1 million and $1.8 million of fixed operating and finance lease costs, and $1.6 million of variable operating lease costs.

Other

As of December 31, 2021, we had committed tenant-related obligations totaling $76.0 million ($70.7 million related to our consolidated entities and $5.3 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

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

As of December 31, 2021, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $66.9 million. As of December 31, 2021, we had no principal payment guarantees related to our unconsolidated real estate ventures.

Additionally, with respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of December 31, 2021, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

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

20.          Transactions with Related Parties

Our third-party asset management and real estate services business provides fee-based real estate services to the WHI, Amazon, the JBG Legacy Funds and other third parties. In connection with the contribution to us of certain assets formerly owned by the JBG Legacy Funds as part of the Formation Transaction, the general partner and managing member interests in the JBG Legacy Funds that were held by certain former JBG executives (and who became members of our management team and/or Board of Trustees) were not transferred to us and remain under the control of these individuals. In addition, certain members of our senior management team and Board of Trustees have ownership interests in the JBG Legacy Funds and own carried interests in each fund and in certain of our real estate ventures that entitle them to receive cash payments if the fund or real estate venture achieves certain return thresholds.

We launched the WHI with the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. We are the manager for the WHI Impact Pool, which is the social impact financing vehicle of the WHI. As of December 31, 2021, the WHI Impact Pool had completed closings of capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million. As of December 31, 2021, our remaining commitment was $8.3 million.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds and the WHI Impact Pool was $22.6 million, $22.4 million and $36.5 million for each of the three years in the period ended December 31, 2021. As of December 31, 2021 and 2020, we had receivables from the JBG Legacy Funds and the WHI Impact Pool totaling $3.2 million and $7.5 million for such services.

We rented our former corporate offices from an unconsolidated real estate venture and made payments totaling $1.3 million, $4.6 million and $5.0 million for each of the three years in the period ended December 31, 2021.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $18.6 million, $16.9 million and $21.8 million for each of the three years in the period ended December 31, 2021, which is included in "Property operating expenses" in our statements of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our consolidated financial statements.

As of December 31, 2021, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited our consolidated financial statements and has issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of JBG SMITH Properties

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of JBG SMITH Properties and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 22, 2022, expressed an unqualified opinion on those consolidated financial statements.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

February 22, 2022

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

Taxation of JBG SMITH as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year that ended December 31, 2017 (our first taxable year). We believe that we are organized and operate in such a manner as to qualify for taxation as a REIT under the applicable provisions of the Code. We conduct our business as an umbrella partnership REIT, pursuant to which substantially all of our assets are held by our operating partnership, JBG SMITH LP. We are the sole general partner of JBG SMITH LP and we own 89.5% of its outstanding OP Units. JBG SMITH LP owns, directly or indirectly, majority interests in several subsidiary REITs and minority interests in certain other subsidiary REITs through its interests in certain joint ventures. Our subsidiary REITs are subject to the same REIT qualification requirements and other limitations described herein that apply to us (and in certain cases, are subject to more stringent REIT qualification requirements).

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

As a REIT, we generally do not have to pay federal corporate income taxes on our net income that we currently distribute to our shareholders. This treatment substantially eliminates the "double taxation" at the corporate and shareholder levels that generally results from investment in a regular corporation. Our dividends, however, typically are not eligible for (i) the reduced rates of tax applicable to dividends received by noncorporate shareholders, except in limited circumstances, and (ii) the corporate dividends received deduction. For taxable years beginning before January 1, 2026, however, U.S. shareholders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations. Our capital gain dividends and qualified dividend income generally are subject to a maximum 23.8% rate (which rate takes into account the maximum capital gain rate of 20% and the 3.8% Medicare tax on net investment income, described below under "-Net Investment Income Tax"). See "-Taxation of U.S. Shareholders-Taxation of Taxable U.S. Shareholders-Taxation of Dividends."

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

We directly perform services for some of our tenants. We do not believe that the provision of these services will cause our gross income attributable to these tenants to fail to be treated as rents from real property. If we were to directly provide services to a tenant that are other than those that landlords usually or customarily provide when renting space for occupancy only, amounts received or accrued by us for any of these services will not be treated as rents from real property for purposes of the REIT gross income tests. However, the amounts received or accrued for these services will not cause other amounts received with respect to the property to fail to be treated as rents from real property unless the amounts treated as received in respect of the services, together with amounts received for certain management services, exceed 1% of all amounts received or accrued by us during the taxable year with respect to the property. If the sum of the amounts received in respect of the services to tenants and management services described in the preceding sentence exceeds the 1% threshold, then all amounts received or accrued by us with respect to the property will not qualify as rents from real property, even if we only provide the impermissible services to some, but not all, of the tenants of the property.

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

Interest income and gain from the sale of a debt instrument not secured by real property or an interest in real property, including "nonqualified" debt instruments issued by a "publicly offered REIT," are not treated as qualifying income for purposes of the 75% gross income test (even though such instruments are treated as "real estate assets," as discussed below) but are treated as qualifying income for purposes of the 95% gross income test. A "publicly offered REIT" means a REIT that is required to file annual and periodic reports with the SEC under the Exchange Act.

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

The calculation of REIT taxable income includes deductions for noncash charges, such as depreciation. Accordingly, we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the distribution requirements described above. However, from time to time, we may not have sufficient cash or other liquid assets to meet these distribution requirements due to timing differences between the actual receipt of income and the actual payment of deductible expenses, and the inclusion of income and deduction of expenses for purposes of determining our annual taxable income. Further, under Section 451 of the Code, subject to certain exceptions, we must accrue income for U.S. federal income tax purposes no later than the time at which such income is taken into account in our consolidated financial statements, which could create additional differences between REIT taxable income and the receipt of cash attributable to such income. In addition, we may decide to retain our cash, rather than distribute it, to repay debt, acquire assets, or for other reasons. If these timing differences occur, we may borrow funds to pay dividends or we may pay dividends through the distribution of other property (including our shares) in order to meet the distribution requirements, while preserving our cash. Alternatively, subject to certain conditions and limitations, we may declare a taxable dividend payable in cash or shares at the election of each shareholder, where the aggregate amount of cash to be distributed with respect to such dividend may be subject to limitation. In such case, for U.S. federal income tax purposes, shareholders receiving such dividends will be required to include the full amount (both the cash and share component) of the dividend as ordinary taxable income to the extent of our current and accumulated earnings and profits.

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

If we fail to qualify for taxation as a REIT in any taxable year, and the relief provisions described above do not apply, we would be subject to tax on our taxable income at regular corporate tax rates. We cannot deduct distributions to holders of our shares in any year in which we are not a REIT, nor would we be required to make distributions in such a year. As a result, we anticipate that our failure to qualify as a REIT would reduce the funds available for distribution by us to our shareholders. In addition, if we fail to qualify as a REIT, all distributions to our shareholders will be taxable as regular corporate dividends to such shareholders to the extent of current and accumulated earnings and profits (as determined for

U.S. federal income tax purposes). Such dividends paid to U.S. holders of our shares that are individuals, trusts and estates may be taxable at the preferential income tax rates (i.e., the 23.8% maximum U.S. federal rate for capital gain, which rate takes into account the maximum capital gain rate of 20% and the 3.8% Medicare tax on net investment income, described below under "-Net Investment Income Tax") for qualified dividends. Such dividends, however, would not be eligible for the 20% deduction on "qualified" REIT dividends allowed by Section 199A of the Code generally available to U.S. holders of our shares that are individuals, trusts or estates for taxable years beginning before January 1, 2026. In addition, in a case where we did not qualify to be taxed as a REIT, corporate distributees may be eligible for the dividends received deduction, subject to the limitations of the Code. Unless we are entitled to relief under specific statutory provisions, we also will be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year during which we lose our qualification. It is not possible to state whether, in all circumstances, we will be entitled to this statutory relief.

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

Noncorporate U.S. shareholders will generally not be entitled to the preferential tax rate (currently 23.8%, inclusive of the 3.8% net investment income tax) applicable to certain types of dividends that give rise to "qualified dividend income," except with respect to the portion of any distribution (a) that represents income from dividends we received from a corporation in which we own shares to the extent that such dividends would be eligible for the lower rate on dividends if paid by the corporation to its individual shareholders, (b) that is equal to the sum of our real estate investment trust taxable income (taking into account the dividends paid deduction available to us) and certain net built-in gain with respect to property acquired from a C corporation in certain transactions in which we must adopt the basis of the asset in the hands of the C corporation for our previous taxable year and less any taxes paid by us during our previous taxable year, or (c) that represents earnings and profits that were accumulated by us in a prior non-REIT taxable year, in each case, provided that certain holding period and other requirements are satisfied at both the REIT and individual shareholder level. For taxable years prior to January 1, 2026, our U.S. shareholders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations, pursuant to the temporary 20% deduction allowed by Section 199A of the Code. Such noncorporate U.S. shareholders should consult their tax advisors to determine the impact of tax rates on dividends received from us.

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

Legislative or Other Actions Affecting REITs

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. We cannot assure you that a change in law, including the possibility of major tax legislation, possibly with retroactive application, will not significantly alter the tax considerations (including applicable tax rates) on REITs or their shareholders that we describe herein, which could adversely affect an investment in our shares. Taxpayers should consult with their tax advisors regarding the effect of any future legislation, on their particular circumstances.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding trustees is incorporated herein by reference from the section entitled "Proposal One: Election of Trustees—Nominees for Election as Trustees" in our definitive Proxy Statement (the "2022 Proxy Statement") to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Shareholders to be held on April 29, 2022. The 2022 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information included under the following captions in our 2022 Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Shareholders to be held on April 29, 2022 is incorporated herein by reference: "Proposal One: Election of Trustees —Nominees for Election as Trustees," "Executive Officers," "Corporate Governance and Board Matters—Code of Business Conduct and Ethics" and "Corporate Governance and Board Matters—Committees of the Board—Audit Committee." The 2022 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" and "Compensation of Executive Officers—Equity Compensation Plan Information" in our 2022 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons and trustee independence is incorporated herein by reference from the sections entitled "Certain Relationships and Related Party Transactions" and "Corporate Governance and Board Matters—Corporate Governance Profile" in our 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal auditor fees and services and the audit committee's pre-approval policies are incorporated herein by reference from the sections entitled "Proposal Three: Ratification of the Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services" and "Proposal Three: Ratification of the Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures" in our 2022 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following consolidated information is included in this Form 10-K:
(1)	Consolidated Financial Statements

These consolidated financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

(2) Financial Statement Schedules

9
Page
Schedule III - Real Estate Investments and Accumulated Depreciation	138

Schedules other than the one listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

SCHEDULE III

JBG SMITH PROPERTIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2021

(Dollars in thousands)

				Costs
				Capitalized	Gross Amounts at Which Carried			Accumulated
		Initial Cost to Company		Subsequent	at Close of Period			Depreciation
		Land and	Buildings and	to	Land and	Buildings and		and	Date of	Date
Description	Encumbrances(1)	Improvements	Improvements	Acquisition(2)	Improvements	Improvements	Total	Amortization	Construction(3)	Acquired
Commercial Operating Assets
Universal Buildings	$—	$69,393	$143,320	$13,557	$68,612	$157,658	$226,270	$61,799	1956	2007
2101 L Street	127,576	32,815	51,642	93,454	39,768	138,143	177,911	50,779	1975	2003
1730 M Street	47,500	10,095	17,541	19,902	10,687	36,851	47,538	17,692	1964	2002
1700 M Street	—	34,178	46,938	(26,135)	54,981	—	54,981	—		2002, 2006
Courthouse Plaza 1 and 2	—	—	105,475	61,132	—	166,607	166,607	79,032	1989	2002
2121 Crystal Drive	131,535	21,503	87,329	34,817	22,855	120,794	143,649	57,235	1985	2002
2345 Crystal Drive	—	23,126	93,918	60,830	24,165	153,709	177,874	71,931	1988	2002
2231 Crystal Drive	—	20,611	83,705	26,839	21,784	109,371	131,155	54,729	1987	2002
1550 Crystal Drive	—	22,182	70,525	133,794	24,375	202,126	226,501	53,120	1980, 2020	2002
RTC - West	117,300	33,220	134,108	21,153	33,390	155,091	188,481	29,467	1988, 2017	2017
2011 Crystal Drive	—	18,940	76,921	47,156	19,716	123,301	143,017	58,670	1984	2002
2451 Crystal Drive	—	11,669	68,047	42,881	12,496	110,101	122,597	50,621	1990	2002
1235 S. Clark Street	78,000	15,826	56,090	34,954	16,660	90,210	106,870	45,088	1981	2002
241 18th Street S.	—	13,867	54,169	53,944	17,236	104,744	121,980	45,256	1977	2002
251 18th Street S.	34,152	12,305	49,360	57,178	15,509	103,334	118,843	50,177	1975	2002
1215 S. Clark Street	105,000	13,636	48,380	55,558	14,338	103,236	117,574	45,990	1983	2002
201 12th Street S.	32,728	8,432	52,750	28,665	9,039	80,808	89,847	40,584	1987	2002
800 North Glebe Road	107,500	28,168	140,983	2,364	28,168	143,347	171,515	26,065	2012	2017
2200 Crystal Drive	—	10,136	30,050	36,767	10,756	66,197	76,953	25,943	1968	2002
1225 S. Clark Street	85,000	11,176	43,495	36,405	11,758	79,318	91,076	33,827	1982	2002
1901 South Bell Street	—	11,669	36,918	20,875	12,273	57,189	69,462	30,471	1968	2002
Crystal City Marriott	—	8,000	47,191	23,334	8,050	70,475	78,525	30,424	1968	2004
2100 Crystal Drive	—	7,957	23,590	9,118	8,496	32,169	40,665	1,497	1968	2002
1800 South Bell Street	—	9,072	28,702	9,891	9,299	38,366	47,665	19,368	1969	2002
200 12th Street S.	16,439	8,016	30,552	20,528	8,434	50,662	59,096	27,581	1985	2002
Crystal City Shops at 2100	—	4,059	9,309	3,584	4,049	12,903	16,952	6,377	1968	2002
Crystal Drive Retail	—	5,241	20,465	3,306	5,401	23,611	29,012	15,035	2003	2004
7200 Wisconsin Avenue	—	34,683	92,059	(18,210)	30,447	78,085	108,532	10	1986	2017
One Democracy Plaza	—	—	33,628	(27,353)	—	6,275	6,275	872	1987	2002
4747 Bethesda Avenue	175,000	31,510	21,870	140,160	32,518	161,022	193,540	15,360	2016, 2019	2017
1770 Crystal Drive	—	10,771	44,276	69,335	11,540	112,842	124,382	3,932	1980, 2020	2002
2221 S. Clark Street-Office	—	985	2,704	6,757	1,045	9,401	10,446	2,169	1964	2002
Multifamily Operating Assets
Fort Totten Square	—	24,390	90,404	1,379	24,407	91,766	116,173	16,921	2015	2017
WestEnd25	—	67,049	5,039	112,656	68,343	116,401	184,744	37,156	2009	2007
F1RST Residences	—	31,064	133,256	165	31,064	133,421	164,485	10,514	2017	2019
1221 Van Street	87,253	27,386	63,775	27,429	28,208	90,382	118,590	16,736	2018	2017
North End Retail	—	5,847	9,333	(327)	5,871	8,982	14,853	1,353	2015	2017
RiverHouse Apartments	307,710	118,421	125,078	95,346	138,994	199,851	338,845	85,421	1960	2007
The Bartlett	217,453	41,687	—	226,547	41,901	226,333	268,234	33,545	2016	2007
220 20th Street	80,240	8,434	19,340	102,757	8,917	121,614	130,531	42,021	2009	2017
Falkland Chase - South & West	37,873	18,530	44,232	1,703	18,662	45,803	64,465	9,295	1938	2017
Falkland Chase - North	—	9,810	22,706	(1,535)	8,999	21,982	30,981	4,480	1938	2017
West Half	—	45,668	17,902	161,432	48,899	176,103	225,002	21,967	2019	2017

				Costs
				Capitalized	Gross Amounts at Which Carried			Accumulated
		Initial Cost to Company		Subsequent	at Close of Period			Depreciation
		Land and	Buildings and	to	Land and	Buildings and		and	Date of	Date
Description	Encumbrances(1)	Improvements	Improvements	Acquisition(2)	Improvements	Improvements	Total	Amortization	Construction(3)	Acquired
The Wren	$—	$14,306	$—	$140,345	$17,741	$136,910	$154,651	$10,499	2020	2017
900 W Street	—	21,685	5,162	39,125	22,182	43,790	65,972	3,115	2020	2017
901 W Street	—	25,992	8,790	64,696	26,898	72,580	99,478	6,020	2020	2017
The Batley	—	44,315	158,408	—	44,315	158,408	202,723	677	2019	2021
2221 S. Clark Street-Residential	—	5,200	14,277	35,332	5,477	49,332	54,809	11,471	1964	2002
Multifamily Construction Assets
1900 Crystal Drive	—	16,811	53,187	58,524	—	128,522	128,522	—		2002
Near-Term Development Pipeline
5 M Street Southwest	—	15,550	6,451	4,454	12,672	13,783	26,455	1,022		2005
2000 South Bell Street	—	3,882	8,805	1,847	—	14,534	14,534	—		2002
2001 South Bell Street		3,418	7,941	1,647	—	13,006	13,006	—		2002
223 23rd Street	—	3,910	6,546	5,388	—	15,844	15,844	—	1969	2002
2250 Crystal Drive		3,974	8,644	7,557	—	20,175	20,175	—	1969	2002
Gallaudet Parcel 1-3	—	—	—	7,494	—	7,494	7,494	—		2017
2525 Crystal Drive	—	5,086	—	6,312	5,086	6,312	11,398	—		2002
RTC - West Trophy Office	—	8,687	—	(475)	5,596	2,616	8,212	—		2017
101 12th Street	—	6,335	—	4,141	6,335	4,141	10,476	—		2002

Future Development Pipeline	—	212,444	1,522	35,600	219,806	29,760	249,566	195		various
Corporate
Corporate	700,000	—	—	10,467	—	10,467	10,467	4,494		2017
	2,488,259	1,333,122	2,656,808	2,246,546	1,378,218	4,858,258	6,236,476	1,368,003
Held for sale
Pen Place	—	104,473	55	(30,643)	61,970	11,915	73,885	9		2007
	$2,488,259	$1,437,595	$2,656,863	$2,215,903	$1,440,188	$4,870,173	$6,310,361	$1,368,012

Note:  Depreciation of the buildings and improvements is calculated over lives ranging from the life of the lease to 40 years. The net basis of our assets and liabilities for tax reporting purposes is approximately $297.0 million higher than the amounts reported in our consolidated balance sheet as of December 31, 2021.

(1)	Represents the contractual debt obligations.
(2)	Includes asset impairments recognized, amounts written off in connection with redevelopment activities and partial sale of assets.
(3)	Date of original construction, many assets have had substantial renovation or additional construction. See "Costs Capitalized Subsequent to Acquisition" column.

The following is a reconciliation of real estate and accumulated depreciation:

	Year Ended December 31,
	2021	2020	2019
Real Estate:
Balance at beginning of the year	$6,074,516	$5,943,970	$5,895,953
Acquisitions	202,565	65,270	164,320
Additions	165,930	252,306	469,450
Assets sold or written‑off	(92,332)	(152,000)	(585,753)
Real estate impaired (1)	(40,318)	(35,030)	—
Balance at end of the year	$6,310,361	$6,074,516	$5,943,970
Accumulated Depreciation:
Balance at beginning of the year	$1,232,699	$1,119,612	$1,086,844
Depreciation expense	201,649	194,190	161,937
Accumulated depreciation on assets sold or written‑off	(51,162)	(53,878)	(129,169)
Accumulated depreciation on real estate impaired (1)	(15,174)	(27,225)	—
Balance at end of the year	$1,368,012	$1,232,699	$1,119,612
(1)	In connection with the preparation and review of our 2021 annual consolidated financial statements, we determined that 7200 Wisconsin Avenue, RTC-West and a future development asset, non-core assets, were impaired due to shortened expected holding periods, based on contracts under negotiation as of December 31, 2021, and recorded impairment losses totaling $25.1 million. In connection with the preparation and review of our 2020 annual consolidated financial statements, we determined that One Democracy Plaza, a non-core commercial asset, was impaired due to a decline in the fair value of the asset and recorded an impairment loss of $10.2 million, of which $7.8 million related to real estate. The remaining $2.4 million of the impairment loss was attributable to the right-of-use asset associated with the property's ground lease.

(3) Exhibit Index

Exhibits	Description

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

4.1

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.1

Second Amended and Restated Limited Partnership Agreement of JBG SMITH Properties LP, dated as of December 17, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 17, 2020).

10.2

Amendment No. 1 to Second Amended and Restated Limited Partnership Agreement of JBG SMITH Properties LP, dated as of April 29, 2021 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-3, filed on June 30, 2021.)

10.3

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

10.8

Second Amendment to Credit Agreement, dated as of January 7, 2020, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 7, 2020.)

10.9

Third Amendment to Credit Agreement, dated as of January 14, 2022, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on January 14, 2022.)

10.10

Credit Agreement, dated as of January 14, 2022 by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 14, 2022.)

10.11†	Form of JBG SMITH Properties Unit Issuance Agreement (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on July 21, 2017).

10.12†

JBG SMITH Properties Non-Employee Trustee Unit Issuance Agreement, dated July 18, 2017, by and among, JBG SMITH Properties, JBG SMITH Properties LP, Michael J. Glosserman and Glosserman Family JBG Operating, L.L.C. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on July 21, 2017).

10.13†

Separation Agreement, dated as of July 31, 2020, by and between JBG SMITH Properties and Robert A. Stewart (incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q, filed on November 3, 2020.)

10.14†

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

10.16†	JBG SMITH Properties 2017 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed on July 21, 2017).

Exhibits	Description

10.17†

Amendment No. 1 to the JBG SMITH Properties 2017 Employee Share Purchase Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed on March 12, 2018).

10.18†	JBG SMITH Properties 2017 Omnibus Share Plan (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, filed on July 21, 2017).

10.19†	Form of JBG SMITH Properties Formation Unit Agreement (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form 10, filed on June 12, 2017).

10.20†	Form of JBG SMITH Properties Formation Unit Agreement for Non-Employee Trustees (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form 10, filed on June 12, 2017).

10.21†	Form of JBG SMITH Properties Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form 10, filed on June 12, 2017).

10.22†	Form of JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form 10, filed on June 12, 2017).

10.23†	Form of Second Amended and Restated 2017 JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q, filed on August 4, 2020.)

10.24†	Form of 2018 Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K, filed on March 12, 2018).

10.25†	Form of July 2021 Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 10-Q, filed on August 3, 2021).

10.26†	Amended Form of July 2021 Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 10-Q, filed on November 2, 2021).

10.27†	Form of JBG SMITH Properties Non-Employee Trustee Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form 10, filed on June 21, 2017).

10.28†	Form of JBG SMITH Properties Non-Employee Trustee Restricted Stock Agreement (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form 10, filed on June 21, 2017).

10.29†	Form of JBG SMITH Properties Non-Employee Trustee Unit Issuance Agreement (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form 10, filed on June 21, 2017).

10.30

Side Letter to Tax Matters Agreement, dated as of August 13, 2018, by and between Vornado Realty Trust and JBG SMITH Properties (incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q filed on November 7, 2018.)

10.31†	Amendment No. 1 to the JBG SMITH Properties 2017 Omnibus Share Plan, effective February 18, 2020 (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K, filed on March 5, 2020).

10.32†

Amendment No. 2 to the JBG SMITH Properties 2017 Employee Share Purchase Plan, effective May 1, 2019 (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K, filed on March 5, 2020).

Exhibits	Description

10.33†	Amendment No. 3 to the 2017 Employee Share Purchase Plan, effective July 20, 2020 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 10-Q, filed on November 3, 2020.)

10.34†	Form of 2020 JBG SMITH Properties Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K, filed on March 5, 2020).

10.35†	Form of 2020 JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K, filed on March 5, 2020).

10.36†	Form of Amended and Restated 2018 Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K, filed on March 5, 2020).

10.37†

Second Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and W. Matthew Kelly (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.38†

Second Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and David P. Paul (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.39†

Second Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and Kevin P. Reynolds (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.40†

Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and Madhumita Moina Banerjee (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.41†

Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and Stephen W. Theriot (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.42†

Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and Steven A. Museles (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.43†

Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and George Xanders (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.44†

Amendment No. 2 to the JBG SMITH Properties 2017 Omnibus Share Plan, effective December 1, 2020 (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.45†	Amendment No. 3 to the JBG SMITH Properties 2017 Omnibus Share Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on April 30, 2021.)

10.46†	Form of JBG SMITH Properties Restricted Share Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K, filed on February 23, 2021).

Exhibits	Description

10.47†	Form of JBG SMITH Properties Restricted Share Unit Award Agreement for Consultants (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.48†	Form of July 2021 Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.5 to our Current Report on Form 10-Q, filed on August 3, 2021).

10.49†	Form of July 2021 Restricted LTIP Unit Agreement (Special Termination & Vesting Provisions) (incorporated by reference to Exhibit 10.6 to our Current Report on Form 10-Q, filed on August 3, 2021).

10.50†	Form of JBG SMITH Properties Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.51†	Form of 2021 JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.52†	Form of AO LTIP Unit Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2022).

21.1**	List of Subsidiaries of the Registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C 1350, as created by Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Extension Calculation Linkbase

101.LAB	Inline XBRL Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**    Filed herewith.

†      Denotes a management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBG SMITH Properties

Date: February 22, 2022	/s/ M. Moina Banerjee
M. Moina Banerjee
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ Robert Stewart	Chairman of the Board	February 22, 2022
Robert Stewart

/s/ W. Matthew Kelly	Chief Executive Officer and Trustee	February 22, 2022
W. Matthew Kelly	(Principal Executive Officer)

/s/ M. Moina Banerjee	Chief Financial Officer	February 22, 2022
M. Moina Banerjee	(Principal Financial Officer)

/s/ Angela Valdes	Chief Accounting Officer	February 22, 2022
Angela Valdes	(Principal Accounting Officer)

/s/ Phyllis R. Caldwell	Trustee	February 22, 2022
Phyllis R. Caldwell

/s/ Scott A. Estes	Trustee	February 22, 2022
Scott A. Estes

/s/ Alan S. Forman	Trustee	February 22, 2022
Alan S. Forman

/s/ Michael J. Glosserman	Trustee	February 22, 2022
Michael J. Glosserman

/s/ Charles E. Haldeman, Jr.	Trustee	February 22, 2022
Charles E. Haldeman, Jr.

/s/ Alisa M. Mall	Trustee	February 22, 2022
Alisa M. Mall

/s/ Carol A. Melton	Trustee	February 22, 2022
Carol A. Melton

/s/ William J. Mulrow	Trustee	February 22, 2022
William J. Mulrow

/s/ D. Ellen Shuman	Trustee	February 22, 2022
D. Ellen Shuman