Form 10-Q
period 2022-03-31
JBG SMITH Properties
filed 2022-05-03
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, JBG SMITH Properties had 123,548,107 common shares outstanding.

JBG SMITH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value amounts)

	March 31, 2022	December 31, 2021
ASSETS
Real estate, at cost:
Land and improvements	$1,212,501	$1,378,218
Buildings and improvements	3,968,601	4,513,606
Construction in progress, including land	348,523	344,652
	5,529,625	6,236,476
Less: accumulated depreciation	(1,216,402)	(1,368,003)
Real estate, net	4,313,223	4,868,473
Cash and cash equivalents	189,140	264,356
Restricted cash	30,073	37,739
Tenant and other receivables	45,702	44,496
Deferred rent receivable	151,024	192,265
Investments in unconsolidated real estate ventures	461,444	462,885
Intangible assets, net	162,139	201,956
Other assets, net	71,385	240,160
Assets held for sale	891,750	73,876
TOTAL ASSETS	$6,315,880	$6,386,206

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgages payable, net	$1,613,082	$1,777,699
Revolving credit facility	300,000	300,000
Unsecured term loans, net	398,332	398,664
Accounts payable and accrued expenses	108,436	106,136
Other liabilities, net	106,929	342,565
Liabilities related to assets held for sale	368,006	—
Total liabilities	2,894,785	2,925,064
Commitments and contingencies
Redeemable noncontrolling interests	546,049	522,725
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized; none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 124,248 and 127,378 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,243	1,275
Additional paid-in capital	3,444,793	3,539,916
Accumulated deficit	(609,363)	(609,331)
Accumulated other comprehensive income (loss)	9,935	(15,950)
Total shareholders' equity of JBG SMITH Properties	2,846,608	2,915,910
Noncontrolling interests	28,438	22,507
Total equity	2,875,046	2,938,417
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,315,880	$6,386,206

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
REVENUE
Property rental	$131,598	$122,241
Third-party real estate services, including reimbursements	23,970	38,107
Other revenue	6,397	4,941
Total revenue	161,965	165,289
EXPENSES
Depreciation and amortization	58,062	64,726
Property operating	40,644	34,731
Real estate taxes	18,186	18,310
General and administrative:
Corporate and other	15,815	12,475
Third-party real estate services	27,049	28,936
Share-based compensation related to Formation Transaction and special equity awards	2,244	4,945
Transaction and other costs	899	3,690
Total expenses	162,899	167,813
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate ventures, net	3,145	(943)
Interest and other income, net	14,246	9
Interest expense	(16,278)	(16,296)
Loss on the sale of real estate	(136)	—
Loss on the extinguishment of debt	(591)	—
Total other income (expense)	386	(17,230)
LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT	(548)	(19,754)
Income tax (expense) benefit	471	(4,315)
NET LOSS	(77)	(24,069)
Net (income) loss attributable to redeemable noncontrolling interests	(10)	2,230
Net loss attributable to noncontrolling interests	55	1,108
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(32)	$(20,731)
LOSS PER COMMON SHARE - BASIC AND DILUTED	$—	$(0.16)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	126,682	131,540

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
NET LOSS	$(77)	$(24,069)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative financial instruments	25,095	6,411
Reclassification of net loss on derivative financial instruments from accumulated other comprehensive income (loss) into interest expense	3,756	3,741
Other comprehensive income	28,851	10,152
COMPREHENSIVE INCOME (LOSS)	28,774	(13,917)
Net (income) loss attributable to redeemable noncontrolling interests	(10)	2,230
Net loss attributable to noncontrolling interests	55	1,108
Other comprehensive income attributable to redeemable noncontrolling interests	(2,966)	(973)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JBG SMITH PROPERTIES	$25,853	$(11,552)

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
					Other
			Additional		Comprehensive
	Common Shares		Paid-In	Accumulated	Income	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	(Loss)	Interests	Equity
BALANCE AS OF DECEMBER 31, 2021	127,378	$1,275	$3,539,916	$(609,331)	$(15,950)	$22,507	$2,938,417
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(32)	—	(55)	(87)
Conversion of common limited partnership units ("OP Units") to common shares	208	2	6,012	—	—	—	6,014
Common shares repurchased	(3,341)	(34)	(93,114)	—	—	—	(93,148)
Common shares issued pursuant to employee incentive compensation plan and Employee Share Purchase Plan ("ESPP")	3	—	286	—	—	—	286
Contributions from noncontrolling interests, net	—	—	—	—	—	5,986	5,986
Redeemable noncontrolling interests redemption value adjustment and other comprehensive income allocation	—	—	(8,307)	—	(2,966)	—	(11,273)
Other comprehensive income	—	—	—	—	28,851	—	28,851
BALANCE AS OF MARCH 31, 2022	124,248	$1,243	$3,444,793	$(609,363)	$9,935	$28,438	$2,875,046

BALANCE AS OF DECEMBER 31, 2020	131,778	$1,319	$3,657,643	$(412,944)	$(39,979)	$167	$3,206,206
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(20,731)	—	(1,108)	(21,839)
Conversion of OP Units to common shares	119	1	3,918	—	—	—	3,919
Common shares repurchased	(620)	(6)	(19,197)	—	—	—	(19,203)
Common shares issued pursuant to employee incentive compensation plan and ESPP	—	—	249	—	—	—	249
Contributions from noncontrolling interests, net	—	—	—	—	—	9,671	9,671
Redeemable noncontrolling interests redemption value adjustment and other comprehensive income allocation	—	—	(11,336)	—	(973)	—	(12,309)
Other comprehensive income	—	—	—	—	10,152	—	10,152
BALANCE AS OF MARCH 31, 2021	131,277	$1,314	$3,631,277	$(433,675)	$(30,800)	$8,730	$3,176,846

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(77)	$(24,069)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	12,904	13,236
Depreciation and amortization, including amortization of deferred financing costs	59,162	65,747
Deferred rent	(3,706)	(6,594)
(Income) loss from unconsolidated real estate ventures, net	(3,145)	943
Amortization of market lease intangibles, net	(353)	(458)
Amortization of lease incentives	2,374	2,345
Loss on the sale of real estate	136	—
Loss on operating lease and other receivables	587	501
Income from investments, net	(14,071)	—
Return on capital from unconsolidated real estate ventures	2,879	5,952
Other non-cash items	(3,105)	(633)
Changes in operating assets and liabilities:
Tenant and other receivables	(1,793)	9,836
Other assets, net	(1,367)	2,115
Accounts payable and accrued expenses	(4,575)	(842)
Other liabilities, net	23,748	(1,577)
Net cash provided by operating activities	69,598	66,502
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(52,686)	(28,499)
Proceeds from the sale of real estate	3,149	—
Proceeds from the sale of investments	17,796	—
Distributions of capital from unconsolidated real estate ventures	6,020	—
Investments in unconsolidated real estate ventures and other investments	(7,230)	(1,016)
Net cash used in investing activities	(32,951)	(29,515)
FINANCING ACTIVITIES:
Repayments of mortgages payable	(1,178)	(2,234)
Debt issuance costs	(531)	(4,587)
Common shares repurchased	(91,148)	(19,203)
Dividends paid to common shareholders	(28,665)	(29,650)
Distributions to redeemable noncontrolling interests	(4,005)	(5,785)
Contributions from noncontrolling interests	5,998	9,683
Net cash used in financing activities	(119,529)	(51,776)
Net decrease in cash and cash equivalents, and restricted cash	(82,882)	(14,789)
Cash and cash equivalents, and restricted cash, beginning of period	302,095	263,336
Cash and cash equivalents, and restricted cash, end of period	$219,213	$248,547

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD:
Cash and cash equivalents	$189,140	$208,708
Restricted cash	30,073	39,839
Cash and cash equivalents, and restricted cash	$219,213	$248,547

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $1,771 and $1,710 in 2022 and 2021)	$18,219	$14,929
Accrued capital expenditures included in accounts payable and accrued expenses	60,044	38,668
Write-off of fully depreciated assets	8,341	39,920
Conversion of OP Units to common shares	6,014	3,919
Cash paid for amounts included in the measurement of lease liabilities for operating leases	546	610

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Organization and Basis of Presentation

Organization

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust ("REIT"), owns and operates a portfolio of commercial and multifamily assets amenitized with ancillary retail. JBG SMITH's portfolio reflects its longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area with high barriers to entry and vibrant urban amenities. Over half of our portfolio is in National Landing in Northern Virginia, where we serve as the developer for Amazon.com, Inc.'s ("Amazon") new over five million square foot headquarters and where Virginia Tech's $1 billion Innovation Campus is under construction. In addition, our third-party asset management and real estate services business provides fee-based real estate services to Amazon, the Washington Housing Initiative ("WHI") Impact Pool, the legacy funds formerly organized by The JBG Companies ("JBG") (the "JBG Legacy Funds") and other third parties. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of March 31, 2022, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 89.0% of its OP Units, after giving effect to the conversion of certain vested long-term incentive partnership units ("LTIP Units") that are convertible into OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures.

We were organized for the purpose of receiving, via the spin-off on July 17, 2017 (the "Separation"), substantially all of the assets and liabilities of Vornado Realty Trust's ("Vornado") Washington, D.C. segment. On July 18, 2017, we acquired the management business, and certain assets and liabilities of JBG (the "Combination"). The Separation and the Combination are collectively referred to as the "Formation Transaction."

As of March 31, 2022, our Operating Portfolio consisted of 62 operating assets comprising 41 commercial assets totaling 13.0 million square feet (11.3 million square feet at our share), 20 multifamily assets totaling 7,715 units (6,502 units at our share) and one wholly-owned land asset for which we are the ground lessor. Additionally, we have: (i) two under-construction multifamily assets with 1,583 units (1,583 units at our share); (ii) nine near-term development assets totaling 4.1 million square feet (3.9 million square feet at our share) of estimated potential development density; and (iii) 20 future development assets totaling 13.0 million square feet (10.5 million square feet at our share) of estimated potential development density.

We derive our revenue primarily from leases with commercial and multifamily tenants, which include fixed and percentage rents, and reimbursements from tenants for certain expenses such as real estate taxes, property operating expenses and repairs and maintenance. In addition, our third-party asset management and real estate services business provides fee-based real estate services.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 22, 2022 ("Annual Report").

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

References to our financial statements refer to our condensed consolidated financial statements as of March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 and 2021. References to our balance sheets refer to our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. References to our statements of operations refer to our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021. References to our statements of comprehensive income (loss) refer to our condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2022 and 2021.

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

Reclassification

Intangible assets, net, totaling $202.0 million were reclassified from "Other assets, net" to "Intangible assets, net" on our balance sheet as of December 31, 2021 in order to present intangible assets separately from other assets, which is consistent with our current year presentation.

2.Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes to our significant accounting policies disclosed in our Annual Report.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant of these estimates include: (i) the underlying cash flows and holding periods used in assessing impairment of our real estate assets; (ii) the determination of useful lives for tangible and intangible assets; and (iii) the assessment of the collectability of receivables, including deferred rent receivables. Longer estimated holding periods for real estate assets directly reduce the likelihood of recording an impairment loss. If there is a change in the strategy for an asset or if market conditions dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material.

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04, Reference Rate Reform ("Topic 848"). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period of March 12, 2020 through December 31, 2022 as reference rate reform activities occur. During the three months ended March 31, 2022, we elected to apply the hedge accounting expedient that allows us to continue to assess whether the underlying hedged forecasted transaction remains probable without regard to the replacement of the contractually specified rate. We have elected to apply the hedge accounting expedients related to (i) the assertion that our hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future London Interbank Offered Rate ("LIBOR") indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves our past presentation of our derivatives. We will continue to evaluate the impact of the guidance and may apply other elections, as applicable.

3.Dispositions and Assets Held for Sale

Dispositions

The following is a summary of the disposition activity for the three months ended March 31, 2022:

Loss on
				Gross	Cash	the Sale
				Sales	Proceeds	of Real
Date Disposed	Assets	Segment	Location	Price	from Sale	Estate

March 28, 2022	Development Parcel	Other	Arlington, Virginia	$3,250	$3,149	$(136)

During the three months ended March 31, 2022, one of our unconsolidated real estate ventures disposed of several assets. See Note 4 for additional information.

On April 1, 2022, we sold the Universal Buildings, commercial assets located in Washington D.C., for a gross sales price of $228.0 million, which were classified as assets held for sale as of March 31, 2022.

On April 13, 2022, we formed an unconsolidated real estate venture with affiliates of Fortress Investment Group LLC ("Fortress") to recapitalize a 1.6 million square foot office portfolio and land parcels for a gross sales price of $580.0 million comprising four wholly owned commercial assets (7200 Wisconsin Avenue, 1730 M Street, RTC-West/RTC-West Trophy Office/RTC-West Land ("RTC-West") and Courthouse Plaza 1 and 2), which were classified as assets held for sale as of March 31, 2022. Fortress contributed $131.0 million for a 66.5% interest in the venture. In connection with the transaction, the real estate venture obtained mortgage loans totaling $458.0 million secured by the properties, of which $402.0 million was drawn at closing. We will provide asset management, property management and leasing services to the venture. Because our interest in the venture is subordinated to a 15% preferred return to Fortress, we do not anticipate receiving any near-term cash flow distributions from it.

Assets Held for Sale

The following is a summary of assets held for sale:

					Liabilities Related
			Total	Assets Held	to Assets Held
Assets	Segment	Location	Square Feet	for Sale (1)	for Sale (2)

			(In thousands)
March 31, 2022
Pen Place (3)	Other	Arlington, Virginia	2,082	$73,876	$298
Universal Buildings (4)	Commercial	Washington, D.C.	659	168,599	15,854
7200 Wisconsin Avenue (4)	Commercial	Bethesda, Maryland	271	113,471	1,471
1730 M Street (4)	Commercial	Washington, D.C.	205	77,284	89,515
RTC-West (4) (5)	Commercial / Other	Reston, Virginia	1,835	191,774	121,206
Courthouse Plaza 1 and 2 (4)	Commercial	Arlington, Virginia	633	266,746	139,662
			5,685	$891,750	$368,006
December 31, 2021
Pen Place (3)	Other	Arlington, Virginia	2,082	$73,876	$—

(1)	Includes $180.5 million of finance lease right-of-use assets related to ground leases at 1730 M Street and Courthouse Plaza 1 and 2. The remaining assets primarily represent the carrying value of real estate.
(2)	Includes $164.8 million of mortgages payable related to 1730 M Street and RTC-West, which were repaid in April 2022, and $163.5 million of liabilities related to finance lease right-of-use assets related to 1730 M Street and Courthouse Plaza 1 and 2.
(3)	Under contract for sale to Amazon for $198.0 million, which we expect to close during the second quarter of 2022. Total square feet represent estimated or approved potential development density.
(4)	These assets were disposed of or recapitalized in April 2022.
(5)	Total square feet include 1.4 million square feet of estimated potential development density.

4.Investments in Unconsolidated Real Estate Ventures

The following is a summary of our investments in unconsolidated real estate ventures:

	Effective
	Ownership
Real Estate Venture Partners	Interest (1)	March 31, 2022	December 31, 2021

		(In thousands)
Prudential Global Investment Management	50.0%	$207,221	$208,421
Landmark Partners ("Landmark")	1.8% - 49.0%	26,369	28,298
CBREI Venture	5.0% - 64.0%	57,051	57,812
Canadian Pension Plan Investment Board ("CPPIB")	55.0%	48,179	48,498
J.P. Morgan Global Alternatives ("J.P. Morgan") (2)	50.0%	56,220	52,769
Berkshire Group	50.0%	52,030	52,770
Brandywine Realty Trust	30.0%	13,756	13,693
Other		618	624
Total investments in unconsolidated real estate ventures (3)		$461,444	$462,885
(1)	Reflects our effective ownership interests in the underlying real estate as of March 31, 2022. We have multiple investments with certain venture partners with varying ownership interests in the underlying real estate.
(2)	J.P. Morgan is the advisor for an institutional investor.
(3)	As of March 31, 2022 and December 31, 2021, our total investments in unconsolidated real estate ventures were greater than our share of the net book value of the underlying assets by $17.6 million and $18.6 million, resulting principally from capitalized interest and our zero investment balance in the real estate venture with CPPIB that owns 1101 17th Street.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $5.5 million and $5.9 million for the three months ended March 31, 2022 and 2021, for such services.

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

The following is a summary of disposition activity by our unconsolidated real estate ventures for the three months ended March 31, 2022:

					Mortgages	Proportionate
	Real Estate			Gross	Payable	Share of
	Venture		Ownership	Sales	Repaid by	Aggregate
Date Disposed	Partner	Assets	Percentage	Price	Venture	Gain (1)

(In thousands)
January 27, 2022	Landmark	The Alaire, The Terano and 12511 Parklawn Drive	1.8% - 18.0%	$137,500	$79,829	$5,243
(1)	Included in "Income (loss) from unconsolidated real estate ventures, net" in our statement of operations.

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted
	Average Effective
	Interest Rate (1)	March 31, 2022	December 31, 2021

		(In thousands)
Variable rate (2)	2.97%	$740,782	$785,369
Fixed rate (3)	4.16%	275,403	309,813
Mortgages payable		1,016,185	1,095,182
Unamortized deferred financing costs		(4,431)	(5,239)
Mortgages payable, net (4)		$1,011,754	$1,089,943
(1)	Weighted average effective interest rate as of March 31, 2022.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(4)	See Note 17 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of financial information for our unconsolidated real estate ventures:

	March 31, 2022	December 31, 2021

	(In thousands)
Combined balance sheet information:
Real estate, net	$2,019,377	$2,116,290
Other assets, net	246,848	264,397
Total assets	$2,266,225	$2,380,687

Mortgages payable, net	$1,011,754	$1,089,943
Other liabilities, net	93,685	118,752
Total liabilities	1,105,439	1,208,695
Total equity	1,160,786	1,171,992
Total liabilities and equity	$2,266,225	$2,380,687

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Combined income statement information:
Total revenue	$42,874	$48,217
Operating income (1)	48,426	1,714
Net income (loss) (1)	39,283	(6,526)
(1)	Includes the gain from the sale of The Alaire, The Terano and 12511 Parklawn Drive totaling $45.1 million during the three months ended March 31, 2022.

5.Variable Interest Entities

We hold various interests in entities deemed to be VIEs, which we evaluate at acquisition, formation, after a change in the ownership agreement, after a change in the entity's economics or after any other reconsideration event to determine if the VIE should be consolidated in our financial statements or should no longer be considered a VIE. An entity is a VIE because it is in the development stage and/or does not hold sufficient equity at risk, or conducts substantially all its operations on behalf of an investor with disproportionately few voting rights. We will consolidate a VIE if we are the primary beneficiary of the VIE, which entails having the power to direct the activities that most significantly impact the VIE’s economic performance. Certain criteria we assess in determining whether we are the primary beneficiary of the VIE include our influence over significant business activities, our voting rights and any noncontrolling interest kick-out or participating rights.

Unconsolidated VIEs

As of March 31, 2022 and December 31, 2021, we had interests in entities deemed to be VIEs. Although we are engaged to act as the managing partner in charge of day-to-day operations of these entities, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. We account for our investment in these entities under the equity method. As of March 31, 2022 and December 31, 2021, the net carrying amounts of our investment in these entities was $146.1 million and $145.2 million, which were included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs is included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees. See Note 17 for additional information.

Consolidated VIEs

JBG SMITH LP is our most significant consolidated VIE. We hold 89.0% of the limited partnership interest in JBG SMITH LP, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management. The noncontrolling interests of JBG SMITH LP do not have substantive liquidation rights, substantive kick-out rights without cause or substantive participating rights that could be exercised by a simple majority of noncontrolling interest limited partners (including by such a limited partner unilaterally). Because the noncontrolling interest holders do not have these rights, JBG SMITH LP is a VIE. As general partner, we have the power to direct the activities of JBG SMITH LP that most significantly affect its economic performance, and through our majority interest, we have both the right to receive benefits from and the obligation to absorb losses of JBG SMITH LP. Accordingly, we are the primary beneficiary of JBG SMITH LP and consolidate it in our financial statements. Because we conduct our business and hold our assets and liabilities through JBG SMITH LP, its total assets and liabilities comprise substantially all of our consolidated assets and liabilities.

As of March 31, 2022 and December 31, 2021, excluding the operating partnership, we consolidated three VIEs with total assets of $300.2 million and $269.7 million, and liabilities of $21.8 million and $13.9 million. The assets of the VIEs can only be used to settle the obligations of the VIEs, and the liabilities include third-party liabilities of the VIEs for which the creditors or beneficial interest holders do not have recourse against us.

6.Other Assets, Net

The following is a summary of other assets, net:

	March 31, 2022	December 31, 2021

	(In thousands)
Prepaid expenses	$16,564	$17,104
Derivative agreements, at fair value	15,478	951
Deferred financing costs, net	10,671	11,436
Deposits	1,845	1,938
Operating lease right-of-use assets	1,591	1,660
Finance lease right-of-use assets (1)	—	180,956
Other (2) (3)	25,236	26,115
Total other assets, net	$71,385	$240,160
(1)	Represents finance ground leases at 1730 M Street and Courthouse Plaza 1 and 2, which were classified as "Assets held for sale" in our balance sheet as of March 31, 2022.
(2)	As of March 31, 2022 and December 31, 2021, included $11.9 million and $9.8 million of investments in funds, which invest in real estate focused technology companies, that are recorded at their fair value based on their reported net asset value. During the first quarter of 2022, we recorded unrealized gains totaling $156,000 related to these investments, which are included in "Interest and other income, net" in our statement of operations.

(3)	As of March 31, 2022 and December 31, 2021, included $8.3 million and $11.3 million of equity investments that are carried at cost. During the first quarter of 2022, we recorded a realized gain of $13.9 million related to these investments, which is included in "Interest and other income, net" in our statement of operations.

7.Debt

Mortgages Payable

The following is a summary of mortgages payable:

	Weighted Average
	Effective
	Interest Rate (1)	March 31, 2022	December 31, 2021

		(In thousands)
Variable rate (2)	2.38%	$749,946	$867,246
Fixed rate (3)	4.35%	872,335	921,013
Mortgages payable		1,622,281	1,788,259
Unamortized deferred financing costs and premium / discount, net (4)		(9,199)	(10,560)
Mortgages payable, net		1,613,082	1,777,699
Mortgages payable, net, related to assets held for sale	2.45%	163,897	—
Mortgages payable, net, including mortgages payable related to assets held for sale		$1,776,979	$1,777,699
(1)	Weighted average effective interest rate as of March 31, 2022.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(4)	As of March 31, 2022 and December 31, 2021, excludes $6.1 million and $6.4 million of net deferred financing costs related to unfunded mortgage loans that were included in "Other assets, net."

As of March 31, 2022 and December 31, 2021, the net carrying value of real estate collateralizing our mortgages payable, including mortgages payable related to assets held for sale, totaled $1.8 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgages payable are recourse to us. See Note 17 for additional information.

As of March 31, 2022 and December 31, 2021, we had various interest rate swap and cap agreements on certain mortgages payable with an aggregate notional value of $1.3 billion. See Note 15 for additional information.

Credit Facility

Our $1.4 billion credit facility consists of a $1.0 billion revolving credit facility maturing in January 2025, a $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2025 and a $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. Effective as of January 14, 2022, the Tranche A-1 Term Loan was amended to extend the maturity date to January 2025 with two one-year extension options, and to amend the interest rate to Secured Overnight Financing Rate ("SOFR") plus 1.15% to SOFR plus 1.75%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets. In connection with the loan amendment, we amended the related interest rate swaps, extending the maturity to July 2024 and converting the hedged rate from one-month LIBOR to one-month SOFR. The following is a summary of amounts outstanding under the credit facility:

	Effective
	Interest Rate (1)	March 31, 2022	December 31, 2021

		(In thousands)
Revolving credit facility (2) (3) (4)	1.50%	$300,000	$300,000

Tranche A-1 Term Loan (5)	2.61%	$200,000	$200,000
Tranche A-2 Term Loan (5)	2.49%	200,000	200,000
Unsecured term loans		400,000	400,000
Unamortized deferred financing costs, net		(1,668)	(1,336)
Unsecured term loans, net		$398,332	$398,664
(1)	Effective interest rate as of March 31, 2022.
(2)	As of March 31, 2022 and December 31, 2021, letters of credit with an aggregate face amount of $467,000 and $911,000 were outstanding under our revolving credit facility.
(3)	As of March 31, 2022 and December 31, 2021, excludes $4.6 million and $5.0 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net."
(4)	The interest rate for our revolving credit facility excludes a 0.15% facility fee. In April 2022, we repaid $210.0 million on our revolving credit facility.
(5)	As of March 31, 2022 and December 31, 2021, the outstanding balance was fixed by interest rate swap agreements. As of March 31, 2022, the interest rate swaps mature in July 2024, and fix SOFR at a weighted average interest rate of 1.46% for the Tranche A-1 Term Loan and fix LIBOR at a weighted average interest rate of 1.34% for the Tranche A-2 Term Loan.

8.Other Liabilities, Net

The following is a summary of other liabilities, net:

	March 31, 2022	December 31, 2021

	(In thousands)
Lease intangible liabilities, net	7,456	8,272
Lease assumption liabilities	4,707	5,399
Lease incentive liabilities	5,954	21,163
Liabilities related to operating lease right-of-use assets	6,329	6,910
Liabilities related to finance lease right-of-use assets (1)	—	162,510
Prepaid rent	18,826	19,852
Security deposits	13,462	18,188
Environmental liabilities	18,168	18,168
Deferred tax liability, net	4,884	5,340
Dividends payable	—	32,603
Derivative agreements, at fair value	658	18,361
Deferred purchase price related to the acquisition of a future development parcel	19,741	19,691
Other	6,744	6,108
Total other liabilities, net	$106,929	$342,565

(1)	Represents finance ground leases at 1730 M Street and Courthouse Plaza 1 and 2, which were classified as "Assets held for sale" in our balance sheet as of March 31, 2022.

9.Redeemable Noncontrolling Interests

JBG SMITH LP

OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. Vested LTIP Units are redeemable into OP Units and, in turn cash or, at our election, our common shares, subject to certain limitations. During the three months ended March 31, 2022 and 2021, unitholders redeemed 207,882 and 119,178 OP Units, which we elected to redeem for an equivalent number of our common shares. As of March 31, 2022, outstanding OP Units and redeemable LTIP Units totaled 15.3 million, representing an 11.0% ownership interest in JBG SMITH LP. In our balance sheets, our OP Units and certain vested LTIP Units are presented at the higher of their redemption value or their carrying value, with adjustments to the redemption value recognized in "Additional paid-in capital." Redemption value per OP Unit is equivalent to the market value of one of our common shares at the end of the period.

Consolidated Real Estate Venture

We are a partner in The Wren, a consolidated real estate venture that owns a multifamily asset located in Washington, D.C. Pursuant to the terms of the real estate venture agreement, we are obligated to fund all capital contributions until our ownership interest reaches a maximum of 97.0%. Our partner can redeem its interest for cash under certain conditions. As of March 31, 2022, we held a 96.0% ownership interest in the real estate venture.

The following is a summary of the activity of redeemable noncontrolling interests:

	Three Months Ended March 31,
	2022			2021
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance, beginning of period	$513,268	$9,457	$522,725	$522,882	$7,866	$530,748
OP Unit redemptions	(6,014)	—	(6,014)	(3,919)	—	(3,919)
LTIP Units issued in lieu of cash bonuses (1)	5,597	—	5,597	4,817	—	4,817
Net income (loss)	(3)	13	10	(2,197)	(33)	(2,230)
Other comprehensive income	2,966	—	2,966	973	—	973
Distributions	—	(69)	(69)	(1,362)	—	(1,362)
Share-based compensation expense	12,527	—	12,527	12,564	—	12,564
Adjustment to redemption value	8,384	(77)	8,307	11,293	43	11,336
Balance, end of period	$536,725	$9,324	$546,049	$545,051	$7,876	$552,927
(1)	See Note 11 for additional information.

10.Property Rental Revenue

The following is a summary of property rental revenue from our non-cancellable leases:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Fixed	$120,637	$112,249
Variable	10,961	9,992
Property rental revenue	$131,598	$122,241

11.Share-Based Payments

LTIP Units and Time-Based LTIP Units

In January 2022, we granted to certain employees 660,785 LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") and a weighted average grant-date fair value of $27.41 per unit that vest ratably over four years subject to continued employment. Compensation expense for these units is being recognized over a four-year period.

In February 2022, we granted 252,206 fully vested LTIP Units to certain employees, who elected to receive all or a portion of their cash bonuses, related to 2021 service, as LTIP Units. The LTIP units had a weighted average grant-date fair value of $22.19 per unit. Compensation expense totaling $5.6 million for these LTIP Units was recognized in 2021.

The aggregate grant-date fair value of the Time-Based LTIP Units and the LTIP Units granted during the three months ended March 31, 2022 was $23.7 million. The Time-Based LTIP Units and the LTIP Units were valued based on the closing common share price on the grant date, less a discount for post-grant restrictions. The discount was determined using Monte Carlo simulations and the following is a summary of the significant assumptions used to value these units:

Expected volatility	41.0%
Risk-free interest rate	0.4% to 1.5%
Post-grant restriction periods	2 years

In April 2022, as part of their annual compensation, we granted to non-employee trustees a total of 2.0 million fully vested LTIP Units with a grant-date fair value of $20.90 per unit, which includes LTIP Units elected in lieu of cash retainers. The LTIP Units may not be sold while a trustee is serving on the Board of Trustees.

Appreciation-Only LTIP Units ("AO LTIP Units")

In January 2022, we granted to certain employees 1.5 million performance-based AO LTIP Units with a weighted average grant-date fair value of $4.44 per unit. The AO LTIP Units are structured in the form of profits interests that provide for a share of appreciation determined by the increase in the value of a common share at the time of conversion over the participation threshold of $32.30. The AO LTIP Units are subject to a TSR modifier whereby the number of AO LTIP Units that will ultimately be earned will be increased or reduced by as much as 25%. The AO LTIP Units have a three-year performance period with 50% of the AO LTIP Units that are earned vesting at the end of the three-year performance period and the remaining 50% vesting on the fourth anniversary of the grant date, subject to continued employment. The AO LTIPs have a 10-year term from the grant date.

The aggregate grant-date fair value of the AO LTIP Units granted during the three months ended March 31, 2022 was $6.6 million, valued using Monte Carlo simulations. The following is a summary of the significant assumptions used to value the AO LTIP Units:

Expected volatility	27.0%
Dividend yield	2.7%
Risk-free interest rate	1.6%

Performance-Based LTIP Units

In January 2022, 469,624 LTIP Units with performance-based vesting requirements ("Performance-Based LTIP Units"), which were unvested as of December 31, 2021, were forfeited as the performance measures were not met.

Share-Based Compensation Expense

The following is a summary of share-based compensation expense:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Time-Based LTIP Units	$6,126	$4,380
AO LTIP Units and Performance-Based LTIP Units	4,157	3,239
Other equity awards (1)	1,427	1,463
Share-based compensation expense - other	11,710	9,082
Formation Awards	374	729
OP Units and LTIP Units (2)	583	2,784
Special Time-Based LTIP Units and Special Performance-Based LTIP Units (3)	1,287	1,432
Share-based compensation related to Formation Transaction and special equity awards (4)	2,244	4,945
Total share-based compensation expense	13,954	14,027
Less: amount capitalized	(1,050)	(791)
Share-based compensation expense	$12,904	$13,236
(1)	Primarily comprising compensation expense for: (i) fully vested LTIP Units issued to certain employees in lieu of all or a portion of any cash bonuses earned, (ii) restricted share units ("RSUs") and (iii) shares issued under our ESPP.
(2)	Represents share-based compensation expense for LTIP Units and OP Units issued in the Formation Transaction, which are subject to post-Combination employment obligations.
(3)	Represents equity awards issued related to our successful pursuit of Amazon's additional headquarters in National Landing.
(4)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in the accompanying statements of operations.

As of March 31, 2022, we had $76.0 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 3.2 years.

12.Transaction and Other Costs

The following is a summary of transaction and other costs:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Demolition costs	$22	$1,008
Integration and severance costs	145	240
Completed, potential and pursued transaction expenses (1)	732	2,442
Transaction and other costs	$899	$3,690
(1)	Primarily consists of legal costs related to pursued transactions.

13.Interest Expense

The following is a summary of interest expense:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Interest expense before capitalized interest	$18,442	$16,666
Amortization of deferred financing costs	1,130	1,047
Interest expense related to finance lease right-of-use assets	1,844	426
Net unrealized gain on derivative financial instruments designated as ineffective hedges	(3,367)	(133)
Capitalized interest	(1,771)	(1,710)
Interest expense	$16,278	$16,296

14.Shareholders' Equity and Loss Per Common Share

Common Shares Repurchased

In March 2020, our Board of Trustees authorized the repurchase of up to $500.0 million of our outstanding common shares. During the three months ended March 31, 2022, we repurchased and retired 3.3 million common shares for $93.1 million, a weighted average purchase price per share of $27.86. During the three months ended March 31, 2021, we repurchased and retired 619,749 common shares for $19.2 million, a weighted average purchase price per share of $30.96. Since we began the share repurchase program, we have repurchased and retired 12.5 million common shares for $355.6 million, a weighted average purchase price per share of $28.45.

In April 2022, we repurchased and retired 707,000 common shares for $19.4 million, a weighted average purchase price per share of $27.39, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

Loss Per Common Share

The following is a summary of the calculation of basic and diluted loss per common share and a reconciliation of the amounts of net loss attributable to common shareholders used in calculating basic and diluted loss per common share to net loss:

	Three Months Ended March 31,
	2022	2021

	(In thousands, except per share amounts)
Net loss	$(77)	$(24,069)
Net (income) loss attributable to redeemable noncontrolling interests	(10)	2,230
Net loss attributable to noncontrolling interests	55	1,108
Net loss attributable to common shareholders	$(32)	$(20,731)

Weighted average number of common shares outstanding - basic and diluted	126,682	131,540

Loss per common share - basic and diluted	$—	$(0.16)

The effect of the redemption of OP Units, Time-Based LTIP Units, fully vested LTIP Units and Special Time-Based LTIP Units that were outstanding as of March 31, 2022 and 2021 is excluded in the computation of diluted earnings (loss) per common share as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings (loss) per share). Since OP Units, Time-Based LTIP Units, LTIP Units and Special Time-Based LTIP Units, which are held by noncontrolling interests, are attributed gains at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average impact are excluded from net income (loss) available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted earnings (loss) per common share. AO LTIP

Units, Performance-Based LTIP Units, Formation Awards and RSUs, which totaled 6.0 million and 3.9 million for the three months ended March 31, 2022 and 2021, were excluded from the calculation of diluted loss per common share as they were antidilutive, but potentially could be dilutive in the future.

Dividends Declared in April 2022

On April 29, 2022, our Board of Trustees declared a quarterly dividend of $0.225 per common share, payable on May 27, 2022 to shareholders of record as of May 13, 2022.

15.Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.

As of March 31, 2022 and December 31, 2021, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized gain (loss) on our derivative financial instruments designated as effective hedges was $11.6 million and ($17.2) million as of March 31, 2022 and December 31, 2021 and was recorded in "Accumulated other comprehensive income (loss)" in our balance sheets, of which a portion was reclassified to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $1.8 million of net unrealized loss as an increase to interest expense.

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

The following is a summary of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
March 31, 2022
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$11,553	—	$11,553	—
Classified as liabilities in "Other liabilities, net"	658	—	658	—
Derivative financial instruments designated as ineffective hedges:
Classified as assets in "Other assets, net"	3,925	—	3,925	—

December 31, 2021
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$393	—	$393	—
Classified as liabilities in "Other liabilities, net"	18,361	—	18,361	—
Derivative financial instruments designated as ineffective hedges:
Classified as assets in "Other assets, net"	558	—	558	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2022 and December 31, 2021, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains and losses included in "Other comprehensive income (loss)" in our statements of comprehensive income (loss) for the three months ended March 31, 2022 and 2021 were attributable to the net change in unrealized gains or losses related to the interest rate swaps that were outstanding during those periods, none of which were reported in our statements of operations as the interest rate swaps were documented and qualified as hedging instruments.

Financial Assets and Liabilities Not Measured at Fair Value

As of March 31, 2022 and December 31, 2021, all financial assets and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	March 31, 2022		December 31, 2021
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgages payable (2)	$1,787,081	$1,795,938	$1,788,259	$1,814,780
Revolving credit facility	300,000	300,376	300,000	300,363
Unsecured term loans	400,000	400,415	400,000	400,519
(1)	The carrying amount consists of principal only.
(2)	Includes mortgages payable related to assets held for sale as of March 31, 2022.

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

16.Segment Information

We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. We define our reportable segments to be aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker ("CODM"), makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we aggregate our operating segments into three reportable segments (commercial, multifamily, and third-party asset management and real estate services) based on the economic characteristics and nature of our assets and services. To conform to the current period presentation, we have reclassified the prior period segment financial data for 1700 M Street, for which we are the ground lessor, that had been classified as part of the commercial segment to other to better align with our internal reporting.

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

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Property management fees	$4,808	$4,942
Asset management fees	1,771	2,228
Development fees (1)	3,539	14,250
Leasing fees	1,839	860
Construction management fees	150	172
Other service revenue	816	1,698
Third-party real estate services revenue, excluding reimbursements	12,923	24,150
Reimbursement revenue (2)	11,047	13,957
Third-party real estate services revenue, including reimbursements	23,970	38,107
Third-party real estate services expenses	27,049	28,936
Third-party real estate services revenue less expenses	$(3,079)	$9,171

(1)	As of March 31, 2022, we had estimated unrecognized development fee revenue totaling $45.2 million, of which $10.4 million, $12.0 million and $6.3 million is expected to be recognized during the remainder of 2022, 2023 and 2024, and $16.5 million is expected to be recognized thereafter through 2027 as unsatisfied performance obligations are completed.
(2)	Represents reimbursement of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Management company assets primarily consist of management and leasing contracts with a net book value of $18.1 million and $19.6 million as of March 31, 2022 and December 31, 2021, which are classified in "Intangible assets, net" in our balance sheets. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

The following is the reconciliation of net loss attributable to common shareholders to consolidated NOI:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Net loss attributable to common shareholders	$(32)	$(20,731)
Add:
Depreciation and amortization expense	58,062	64,726
General and administrative expense:
Corporate and other	15,815	12,475
Third-party real estate services	27,049	28,936
Share-based compensation related to Formation Transaction and special equity awards	2,244	4,945
Transaction and other costs	899	3,690
Interest expense	16,278	16,296
Loss on the extinguishment of debt	591	—
Income tax expense (benefit)	(471)	4,315
Net income (loss) attributable to redeemable noncontrolling interests	10	(2,230)
Net loss attributable to noncontrolling interests	(55)	(1,108)
Less:
Third-party real estate services, including reimbursements revenue	23,970	38,107
Other revenue	2,196	2,186
Income (loss) from unconsolidated real estate ventures, net	3,145	(943)
Interest and other income, net	14,246	9
Loss on the sale of real estate	(136)	—
Consolidated NOI	$76,969	$71,955

The following is a summary of NOI by segment. Items classified in the Other column include future development assets, assets ground leased to third parties, corporate entities and the elimination of inter-segment activity.

	Three Months Ended March 31, 2022
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$87,621	$42,108	$1,869	$131,598
Parking revenue	4,012	134	55	4,201
Total property revenue	91,633	42,242	1,924	135,799
Property expense:
Property operating	26,202	13,755	687	40,644
Real estate taxes	11,777	5,221	1,188	18,186
Total property expense	37,979	18,976	1,875	58,830
Consolidated NOI	$53,654	$23,266	$49	$76,969

	Three Months Ended March 31, 2021
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$87,181	$32,586	$2,474	$122,241
Parking revenue	2,690	65	—	2,755
Total property revenue	89,871	32,651	2,474	124,996
Property expense:
Property operating	23,964	12,195	(1,428)	34,731
Real estate taxes	11,772	5,245	1,293	18,310
Total property expense	35,736	17,440	(135)	53,041
Consolidated NOI	$54,135	$15,211	$2,609	$71,955

The following is a summary of certain balance sheet data by segment:

	Commercial	Multifamily	Other	Total

	(In thousands)
March 31, 2022
Real estate, at cost	$2,674,939	$2,434,441	$420,245	$5,529,625
Investments in unconsolidated real estate ventures	280,913	111,920	68,611	461,444
Total assets	3,594,436	1,836,526	884,918	6,315,880
December 31, 2021
Real estate, at cost	$3,422,278	$2,367,712	$446,486	$6,236,476
Investments in unconsolidated real estate ventures	281,515	103,389	77,981	462,885
Total assets	3,591,839	1,797,807	996,560	6,386,206

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

Construction Commitments

As of March 31, 2022, we had assets under construction that will, based on our current plans and estimates, require an additional $569.0 million to complete, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, and available cash.

Environmental Matters

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the assets. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $18.2 million as of March 31, 2022 and December 31, 2021 and are included in "Other liabilities, net" in our balance sheets.

Other

As of March 31, 2022, we had committed tenant-related obligations totaling $78.6 million ($73.2 million related to our consolidated entities and $5.4 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

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

As of March 31, 2022, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $68.6 million. As of March 31, 2022, we had no principal payment guarantees related to our unconsolidated real estate ventures.

Additionally, with respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of March 31, 2022, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

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

18.Transactions with Related Parties

Our third-party asset management and real estate services business provides fee-based real estate services to the WHI, the JBG Legacy Funds and other third parties, including Amazon. In connection with the contribution to us of certain assets formerly owned by the JBG Legacy Funds as part of the Formation Transaction, the general partner and managing member interests in the JBG Legacy Funds that were held by certain former JBG executives (and who became members of our management team and/or Board of Trustees) were not transferred to us and remain under the control of these individuals. In addition, certain members of our senior management team and Board of Trustees have ownership interests in the JBG Legacy Funds and own carried interests in each fund and in certain of our real estate ventures that entitle them to receive cash payments if the fund or real estate venture achieves certain return thresholds.

We launched the WHI with the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. We are the manager for the WHI Impact Pool, which is the social impact debt financing vehicle of the WHI. As of March 31, 2022, the WHI Impact Pool had completed closings of capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million. As of March 31, 2022, our remaining commitment was $7.5 million.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds and the WHI Impact Pool was $5.5 million and $5.8 million for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, we had receivables from the JBG Legacy Funds and the WHI Impact Pool totaling $2.7 million and $3.2 million for such services.

We rented our former corporate offices from an unconsolidated real estate venture and made payments totaling $386,000 and $271,000 for the three months ended March 31, 2022 and 2021.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $3.1 million and $4.3 million during the three months ended March 31, 2022 and 2021, which is included in "Property operating expenses" in our statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "estimates," "intends," "plans," "would," "may" or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 22, 2022 ("Annual Report") and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and our Annual Report.

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

Organization and Basis of Presentation

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust ("REIT"), owns and operates a portfolio of commercial and multifamily assets amenitized with ancillary retail. JBG SMITH's portfolio reflects its longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area with high barriers to entry and vibrant urban amenities. Over half of our portfolio is in National Landing in Northern Virginia where we serve as the developer for Amazon.com, Inc.'s ("Amazon") new over five million square foot headquarters and where Virginia Tech's $1 billion Innovation Campus is under construction. In addition, our third-party asset management and real estate services business provides fee-based real estate services to Amazon, the Washington Housing Initiative ("WHI") Impact Pool, the legacy funds formerly organized by The JBG Companies ("JBG") (the "JBG Legacy Funds") and other third parties. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. JBG SMITH is referred to as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures.

We were organized for the purpose of receiving, via the spin-off on July 17, 2017 (the "Separation"), substantially all of the assets and liabilities of Vornado Realty Trust's ("Vornado") Washington, D.C. segment. On July 18, 2017, we acquired the management business, and certain assets and liabilities of JBG (the "Combination"). The Separation and the Combination are collectively referred to as the "Formation Transaction."

References to our financial statements refer to our unaudited condensed consolidated financial statements as of March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 and 2021. References to our balance sheets refer to our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. References to our statements of operations refer to our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021.

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

Overview

As of March 31, 2022, our Operating Portfolio consisted of 62 operating assets comprising 41 commercial assets totaling 13.0 million square feet (11.3 million square feet at our share), 20 multifamily assets totaling 7,715 units (6,502 units at our share) and one wholly-owned land asset for which we are the ground lessor. Additionally, we have: (i) two under-construction multifamily assets with 1,583 units (1,583 units at our share); (ii) nine near-term development assets totaling 4.1 million square feet (3.9 million square feet at our share) of estimated potential development density; and (iii) 20 future development assets totaling 13.0 million square feet (10.5 million square feet at our share) of estimated potential development density.

We continue to focus on our comprehensive plan to reposition our holdings in National Landing in Northern Virginia by executing a broad array of Placemaking strategies. Our Placemaking includes the delivery of new multifamily and office developments, locally sourced amenity retail, and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. In keeping with our dedication to Placemaking, each new project is intended to contribute to authentic and distinct neighborhoods by creating a vibrant street environment with robust retail offerings and other amenities, including improved public spaces. Additionally, the cutting-edge digital infrastructure investments we are making, including the purchase of Citizens Broadband Radio Service wireless spectrum in National Landing and an agreement with AT&T, are advancing our efforts as we strive to make National Landing among the first 5G-operable submarkets in the nation.

In November 2018, Amazon announced it had selected sites in National Landing as the location of its new headquarters. We currently have leases with Amazon totaling 1.0 million square feet at six office buildings in National Landing. In March 2019, we executed purchase and sale agreements with Amazon for two of our National Landing development sites, Metropolitan Park and Pen Place. We are currently constructing two new office buildings for Amazon on Metropolitan Park, totaling 2.1 million square feet, inclusive of over 50,000 square feet of street-level retail with new shops and restaurants. The sale of Pen Place to Amazon is expected to close, subject to customary closing conditions, during the second quarter of 2022 for $198.0 million, and we expect Amazon to begin construction in 2022. We are the developer, property manager and retail leasing agent for Amazon's new headquarters at National Landing.

2022 Outlook

A fundamental component of our strategy to maximize long-term net asset value ("NAV") per share is active capital allocation. We evaluate development, acquisition, disposition, share repurchase and other investment decisions based on how they may impact long-term NAV per share. We intend to continue to opportunistically sell non-core office assets outside of National Landing as well as land sites where a ground lease or joint venture execution may represent the most attractive path to maximizing value. Successful execution of our capital allocation strategy enables us to source capital at NAV from the disposition of assets generating low cash yields and invest those proceeds in new acquisitions with higher cash yields and growth, as well as in development projects with significant yield spreads and profit potential. We view this strategy as a key tool to source capital and intend to continue disposing of assets where the disparity in public and private market valuations is greatest. Consequently, at any given time, we expect to be in various stages of discussions and negotiations with potential buyers, real estate venture partners, ground lessors and other counterparties with respect to sales, joint ventures and/or ground leases for certain of our assets, including portfolios thereof. These discussions and negotiations may or may not lead to definitive documentation or closed transactions. Redeploying the proceeds from these sales will not only help fund our planned growth, but will also further advance the strategic shift of our portfolio to majority multifamily.

Our office portfolio performance remained relatively stable in the first quarter. While the pandemic appears to be abating, and we are optimistic about the future, new leasing has been slow to recover and will likely continue to lag due to delayed return-to-the office plans and decision-making related to future office utilization. We expect this lag to continue to impact our occupancy levels through 2022. We have seen an increase in the number of employees returning to the office, with parking revenue in our commercial portfolio at approximately 65% of pre-pandemic levels of approximately $30 million annually, at our share.

Our multifamily portfolio has seen an improvement in occupancy as residents continue to return to urban environments, offices reinstate in-person mandates, and cities repopulate. Although asking rents in our portfolio ended the quarter above pre-pandemic levels, average in-place rents ended the quarter approximately 8.5% below asking rents. We expect in-place rents to increase as leases roll, resulting in incremental multifamily NOI growth.

Operating Results

Key highlights for the three months ended March 31, 2022 included:

●	net loss attributable to common shareholders of $32,000, or $0.00 per diluted common share, for 2022 compared to $20.7 million, or $0.16 per diluted common share, for 2021;
●	third-party real estate services revenue, including reimbursements, of $24.0 million for 2022 compared to $38.1 million for 2021;
●	operating commercial portfolio leased and occupied percentages at our share of 85.2% and 83.3% as of March 31, 2022 compared to 84.9% and 82.9% as of December 31, 2021, and 87.3% and 86.9% as of March 31, 2021;
●	operating multifamily portfolio leased and occupied percentages (1) at our share of 94.1% and 91.6% as of March 31, 2022 compared to 93.6% and 91.8% as of December 31, 2021, and 91.5% and 86.6% as of March 31, 2021.

The in-service operating multifamily portfolio leased and occupied percentages at our share of 95.5% and 92.9% as of March 31, 2022, compared to 95.4% and 93.4% as of December 31, 2021, and 92.9% and 89.2% as of March 31, 2021;
●	the leasing of 210,000 square feet at our share, at an initial rent (2) of $53.78 per square foot and a GAAP-basis weighted average rent per square foot (3) of $53.49 for 2022; and
●	an increase in same store (4) NOI of 12.0% to $88.5 million for the three months ended March 31, 2022 compared to $79.0 million for the three months ended March 31, 2021.
(1)	2221 S. Clark Street - Residential and 900 W Street are excluded from leased and occupied percentages as they are operated as short-term rental properties
(2)	Represents the cash basis weighted average starting rent per square foot at our share, which excludes free rent and fixed escalations.
(3)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations.
(4)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the three months ended March 31, 2022 included:

●	the sale of a development parcel for a gross sales price of $3.3 million. See Note 3 to the financial statements for additional information;
●	recognition of an aggregate gain of $5.2 million from the sale of various assets by one of our unconsolidated real estate ventures. See Note 4 to the financial statements for additional information;
●	the sale of investments in equity securities, which had been carried at cost, resulting in a realized gain of $13.9 million;
●	the amendment of a $200.0 million unsecured term loan, originally maturing in January 2023, to extend the maturity date to January 2025 with two one-year extension options, and to amend the interest rate to Secured Overnight Financing Rate ("SOFR") plus 1.15% to SOFR plus 1.75%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets;
●	the payment of dividends totaling $28.7 million and distributions to our redeemable noncontrolling interests of $4.0 million;
●	the repurchase and retirement of 3.3 million of our common shares for $93.1 million, a weighted average purchase price per share of $27.86; and
●	the investment of $52.7 million in development, construction in progress and real estate additions.

Activity subsequent to March 31, 2022 included:

●	the sale of the Universal Buildings for a gross sales price of $228.0 million;
●	the formation of an unconsolidated real estate venture with affiliates of Fortress Investment Group LLC to recapitalize a 1.6 million square foot office portfolio and land parcels for a gross sales price of $580.0 million comprising four wholly owned commercial assets (7200 Wisconsin Avenue, 1730 M Street, RTC-West/RTC-West Trophy Office/RTC-West Land and Courthouse Plaza 1 and 2). See Note 3 to the financial statements for additional information;
●	the repurchase and retirement of 707,000 common shares for $19.4 million, a weighted average purchase price per share of $27.39, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended;
●	repaid $210.0 million on our revolving credit facility; and
●	the declaration of a quarterly dividend of $0.225 per common share, payable on May 27, 2022 to shareholders of record as of May 13, 2022.

Critical Accounting Estimates

Our Annual Report contains a description of our critical accounting estimates, including asset acquisitions, real estate, investments in real estate ventures and revenue recognition. There have been no significant changes to our policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 to 2021

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended March 31, 2022 compared to the same period in 2021:

	Three Months Ended March 31,
	2022	2021	% Change

	(Dollars in thousands)
Property rental revenue	$131,598	$122,241	7.7%
Third-party real estate services revenue, including reimbursements	23,970	38,107	(37.1)%
Depreciation and amortization expense	58,062	64,726	(10.3)%
Property operating expense	40,644	34,731	17.0%
Real estate taxes expense	18,186	18,310	(0.7)%
General and administrative expense:
Corporate and other	15,815	12,475	26.8%
Third-party real estate services	27,049	28,936	(6.5)%
Share-based compensation related to Formation Transaction and special equity awards	2,244	4,945	(54.6)%
Transaction and other costs	899	3,690	(75.6)%
Income (loss) from unconsolidated real estate ventures, net	3,145	(943)	433.5%
Interest and other income, net	14,246	9	*
Interest expense	16,278	16,296	(0.1)%

* Not meaningful.

Property rental revenue increased by approximately $9.4 million, or 7.7%, to $131.6 million in 2022 from $122.2 million in 2021. The increase was primarily due to (i) a $4.5 million increase related to higher occupancy at several recently developed properties (4747 Bethesda Avenue, West Half, The Wren, 900 W Street and 901 W Street), (ii) a $2.8 million increase related to the commencement of a lease with Amazon at 2100 Crystal Drive, (iii) a $2.8 million increase related to The Batley, which we acquired in November 2021 and (iv) a $1.7 million increase due to cash basis tenants paying previously deferred rent in 2022 and to a decrease in uncollectible operating lease receivables. The increase in property rental revenue was partially offset by a $2.1 million decrease related to lower occupancy at the Universal Buildings.

Third-party real estate services revenue, including reimbursements, decreased by approximately $14.1 million, or 37.1%, to $24.0 million in 2022 from $38.1 million in 2021. The decrease was primarily due to a $10.7 million decrease in development fees related to the timing of development projects and a $2.9 million decrease in reimbursement revenue due to the termination of a management agreement.

Depreciation and amortization expense decreased by approximately $6.7 million, or 10.3%, to $58.1 million in 2022 from $64.7 million in 2021. The decrease was primarily due to a $12.1 million decrease related to the Universal Buildings, RTC-West, 7200 Wisconsin Avenue and 2345 Crystal Drive primarily due to the amortization and disposal of certain tenant improvements in 2021. The decrease in depreciation and amortization expense was partially offset by a $4.3 million increase related to The Batley.

Property operating expense increased by approximately $5.9 million, or 17.0%, to $40.6 million in 2022 from $34.7 million in 2021. The increase was primarily due to (i) a $1.7 million increase related to technology initiatives in National Landing, (ii) an $879,000 increase related to The Batley, (iii) a $614,000 increase related to higher occupancy at several recently developed properties (4747 Bethesda Avenue, West Half, The Wren and 900 W Street), (iv) a $555,000 increase related to 2451 Crystal Drive due to costs incurred for construction management services provided to tenants, (v) a $524,000 increase related to 2221 S. Clark Street – Residential due to higher property management and other operating expenses and (vi) a

$512,000 increase related to higher operating costs associated with the commencement of a lease with Amazon at 2100 Crystal Drive.

Real estate tax expense decreased by approximately $124,000, or 0.7%, to $18.2 million in 2022 from $18.3 million in 2021. The decrease was primarily due to a decrease in real estate tax assessments for various properties throughout our portfolio, partially offset by a $179,000 increase related to The Batley.

General and administrative expense: corporate and other increased by approximately $3.3 million, or 26.8%, to $15.8 million in 2022 from $12.5 million in 2021. The increase was primarily due to an increase in compensation expense.

General and administrative expense: third-party real estate services decreased by approximately $1.9 million, or 6.5%, to $27.0 million in 2022 from $28.9 million in 2021. The decrease was primarily due to a decrease in reimbursable expenses, partially offset by an increase in compensation expense.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by approximately $2.7 million, or 54.6%, to $2.2 million in 2022 from $4.9 million in 2021. The decrease was primarily due to the graded vesting of certain awards issued in prior years, which resulted in lower expense as portions of the awards vested.

Transaction and other costs of $899,000 in 2022 primarily included $732,000 of expenses related to completed, potential and pursued transactions, and $145,000 of integration and severance costs. Transaction and other costs of $3.7 million in 2021 primarily included $2.4 million of expenses related to completed, potential and pursued transactions, and $1.0 million of demolition costs related to 2000/2001 South Bell Street.

Income from unconsolidated real estate ventures increased by approximately $4.1 million, or 433.5%, to $3.1 million for 2022 from a loss of $943,000 in 2021. The increase was primarily due to the recognition of our proportionate gain totaling $5.2 million from the sale of various assets.

Interest and other income of $14.2 million in 2022 was primarily related to a realized gain of $13.9 million from the sale of investments in equity securities, which had been carried at cost.

Interest expense decreased by approximately $18,000, or 0.1%, to $16.3 million in 2022. The decrease in interest expense was due to a $3.2 million change in the fair value of our interest rate caps due to rising interest rates. The decrease in interest expense was partially offset by (i) a $1.4 million increase at Courthouse Plaza 1 and 2 due to a ground lease amendment in December 2021, which resulted in the ground lease being treated as a finance lease, (ii) an $894,000 increase related to our revolving credit facility as we drew on the revolver in November 2021 and (iii) an $830,000 increase due to new mortgage loans entered into in 2021 at 1225 S. Clark Street and 1215 S. Clark Street.

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

We believe FFO is a meaningful non-GAAP financial measure useful in comparing our levered operating performance from period-to-period and as compared to similar real estate companies because FFO excludes real estate depreciation and amortization expense and other non-comparable income and expenses, which implicitly assumes that the value of real estate diminishes predictably over time rather than fluctuating based on market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income (loss) (computed in accordance with GAAP), as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures used by other companies.

The following is the reconciliation of net loss attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

		Three Months Ended March 31,
	X	2022	2021

		(In thousands)
Net loss attributable to common shareholders		$(32)	$(20,731)
Net income (loss) attributable to redeemable noncontrolling interests		10	(2,230)
Net loss attributable to noncontrolling interests		(55)	(1,108)
Net loss		(77)	(24,069)
Loss on the sale of real estate		136	—
Gain on the sale of unconsolidated real estate assets		(5,243)	—
Real estate depreciation and amortization		55,517	62,500
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures		6,870	7,311
FFO attributable to noncontrolling interests		(26)	1,071
FFO attributable to OP Units		57,177	46,813
FFO attributable to redeemable noncontrolling interests		(5,877)	(4,485)
FFO attributable to common shareholders		$51,300	$42,328

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

Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. During the three months ended March 31, 2022, our same store pool increased to 59 properties from 55 properties due to the inclusion of West Half, 901 W Street, 900 W Street 1770 Crystal Drive, 1900 N Street and 4747 Bethesda Avenue, and the exclusion of The Alaire and The Terano, which were sold during the period. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under-construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same store NOI increased $9.5 million, or 12.0%, to $88.5 million for the three months ended March 31, 2022 from $79.0 million for the same period in 2021. The increase was substantially attributable to (i) higher occupancy and rents, and lower concessions in our multifamily portfolio and (ii) cash basis tenants paying previously deferred rent, a decrease in uncollectible operating lease receivables and an increase in parking revenue in our commercial portfolio.

The following is the reconciliation of net loss attributable to common shareholders to NOI and same store NOI:

	Three Months Ended March 31,
	2022	2021

Net loss attributable to common shareholders	$(32)	$(20,731)
Add:
Depreciation and amortization expense	58,062	64,726
General and administrative expense:
Corporate and other	15,815	12,475
Third-party real estate services	27,049	28,936
Share-based compensation related to Formation Transaction and special equity awards	2,244	4,945
Transaction and other costs	899	3,690
Interest expense	16,278	16,296
Loss on the extinguishment of debt	591	—
Income tax expense (benefit)	(471)	4,315
Net income (loss) attributable to redeemable noncontrolling interests	10	(2,230)
Net loss attributable to noncontrolling interests	(55)	(1,108)
Less:
Third-party real estate services, including reimbursements revenue	23,970	38,107
Other revenue	2,196	2,186
Income (loss) from unconsolidated real estate ventures, net	3,145	(943)
Interest and other income, net	14,246	9
Loss on the sale of real estate	(136)	—
Consolidated NOI	76,969	71,955
NOI attributable to unconsolidated real estate ventures at our share	6,967	7,512
Non-cash rent adjustments (1)	(1,791)	(4,765)
Other adjustments (2)	8,760	4,738
Total adjustments	13,936	7,485
NOI	90,905	79,440
Less: out-of-service NOI loss (3)	(1,448)	(1,361)
Operating Portfolio NOI	92,353	80,801
Non-same store NOI (4)	3,814	1,767
Same store NOI (5)	$88,539	$79,034

Change in same store NOI	12.0%
Number of properties in same store pool	59
(1)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.
(2)	Adjustment to include other revenue and payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue and allocated corporate general and administrative expenses to operating properties.
(3)	Includes the results of our under-construction assets, and near-term and future development pipelines.
(4)	Includes the results of properties that were not in-service for the entirety of both periods being compared and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(5)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared.

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

		Three Months Ended March 31,
	X	2022	2021

Property management fees		$4,808	$4,942
Asset management fees		1,771	2,228
Development fees (1)		3,539	14,250
Leasing fees		1,839	860
Construction management fees		150	172
Other service revenue		816	1,698
Third-party real estate services revenue, excluding reimbursements		12,923	24,150
Reimbursement revenue (2)		11,047	13,957
Third-party real estate services revenue, including reimbursements		23,970	38,107
Third-party real estate services expenses		27,049	28,936
Third-party real estate services revenue less expenses		$(3,079)	$9,171
(1)	As of March 31, 2022, we had estimated unrecognized development fee revenue totaling $45.2 million, of which $10.4 million, $12.0 million and $6.3 million is expected to be recognized during the remainder of 2022, 2023 and 2024, and $16.5 million is expected to be recognized thereafter through 2027 as unsatisfied performance obligations are completed.
(2)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

See discussion of third-party real estate services revenue, including reimbursements, and third-party real estate services expenses for the three months ended March 31, 2022 in the preceding pages under "Results of Operations."

Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

Property revenue is calculated as property rental revenue plus parking revenue. Property expense is calculated as property operating expenses plus real estate taxes. Consolidated NOI is calculated as property revenue less property expense. See Note 16 to the financial statements for the reconciliation of net loss attributable to common shareholders to consolidated NOI for the three months ended March 31, 2022 and 2021. The following is a summary of NOI by segment:

		Three Months Ended March 31,
	X	2022	2021

Property revenue:
Commercial		$91,633	$89,871
Multifamily		42,242	32,651
Other (1)		1,924	2,474
Total property revenue		135,799	124,996

Property expense:
Commercial		37,979	35,736
Multifamily		18,976	17,440
Other (1)		1,875	(135)
Total property expense		58,830	53,041

Consolidated NOI:
Commercial		53,654	54,135
Multifamily		23,266	15,211
Other (1)		49	2,609
Consolidated NOI		$76,969	$71,955
(1)	Includes activity related to future development assets and corporate entities and the elimination of inter-segment activity.

Comparison of the Three Months Ended March 31, 2022 to 2021

Commercial: Property rental revenue increased by $1.8 million, or 2.0%, to $91.6 million in 2022 from $89.9 million in 2021. Consolidated NOI decreased by $481,000, or 0.9%, to $53.7 million in 2022 from $54.1 million in 2021. The increase in property revenue was due to an increase in occupancy at 2100 Crystal Drive, cash basis tenants paying previously deferred rent in 2022, a decrease in uncollectible operating lease receivables and an increase in parking revenue as tenants returned to the office. The increase in property rental revenue was partially offset by a decrease in occupancy at the Universal Buildings and 2221 South Clark – Office. The decrease in consolidated NOI was due to higher cleaning expenses as tenants returned to the office and lower occupancy at the Universal Buildings and 2221 South Clark – Office resulting in higher non-reimbursable expenses, partially offset by the increase in property rental revenue.

Multifamily: Property rental revenue increased by $9.6 million, or 29.4%, to $42.2 million in 2022 from $32.7 million in 2021. Consolidated NOI increased by $8.1 million, or 53.0%, to $23.3 million in 2022 from $15.2 million in 2021. The increases in property revenue and consolidated NOI were due to the acquisition of The Batley in November 2021 and higher occupancy and rental rates, and lower operating costs across the portfolio. The increases in property rental revenue and consolidated NOI were partially offset by a decrease in occupancy at 2221 South Clark – Residential.

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

Financing Activities

The following is a summary of mortgages payable:

	Weighted Average
	Effective
	Interest Rate (1)	March 31, 2022	December 31, 2021

		(In thousands)
Variable rate (2)	2.38%	$749,946	$867,246
Fixed rate (3)	4.35%	872,335	921,013
Mortgages payable		1,622,281	1,788,259
Unamortized deferred financing costs and premium/discount, net (4)		(9,199)	(10,560)
Mortgages payable, net		1,613,082	$1,777,699
Mortgages payable, net, related to assets held for sale	2.45%	163,897	—
Mortgages payable, net, including mortgages payable related to assets held for sale		$1,776,979	$1,777,699
(1)	Weighted average effective interest rate as of March 31, 2022.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(4)	As of March 31, 2022 and December 31, 2021, excludes $6.1 million and $6.4 million of net deferred financing costs related to unfunded mortgage loans that were included in "Other assets, net."

As of March 31, 2022 and December 31, 2021, the net carrying value of real estate collateralizing our mortgages payable, including mortgages payable related to assets held for sale, totaled $1.8 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgages payable are recourse to us. See Note 17 to the financial statements for additional information.

As of March 31, 2022 and December 31, 2021, we had various interest rate swap and cap agreements on certain mortgages payable with an aggregate notional value of $1.3 billion. See Note 15 to the financial statements for additional information.

Credit Facility

Our $1.4 billion credit facility consists of a $1.0 billion revolving credit facility maturing in January 2025, a $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2025 and a $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. Effective as of January 14, 2022, the Tranche A-1 Term Loan was amended to extend the maturity date to January 2025 with two one-year extension options, and to amend the interest rate to SOFR plus 1.15% to SOFR plus 1.75%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets. In connection with the loan amendment, we amended the related interest rate swaps, extending the maturity to July 2024 and converting the hedged rate from one-month LIBOR to one-month SOFR. The following is a summary of amounts outstanding under the credit facility:

	Effective
	Interest Rate (1)	March 31, 2022	December 31, 2021

		(In thousands)
Revolving credit facility (2) (3) (4)	1.50%	$300,000	$300,000

Tranche A-1 Term Loan (5)	2.61%	$200,000	$200,000
Tranche A-2 Term Loan (5)	2.49%	200,000	200,000
Unsecured term loans		400,000	400,000
Unamortized deferred financing costs, net		(1,668)	(1,336)
Unsecured term loans, net		$398,332	$398,664
(1)	Effective interest rate as of March 31, 2022.
(2)	As of March 31, 2022 and December 31, 2021, letters of credit with an aggregate face amount of $467,000 and $911,000 were outstanding under our revolving credit facility.

(3)	As of March 31, 2022 and December 31, 2021, excludes $4.6 million and $5.0 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net."
(4)	The interest rate for our revolving credit facility excludes a 0.15% facility fee. In April 2022, we repaid $210.0 million on our revolving credit facility.
(5)	As of March 31, 2022 and December 31, 2021, the outstanding balance was fixed by interest rate swap agreements. As of March, 31, 2022, the interest rate swaps mature in July 2024, and fix SOFR at a weighted average interest rate of 1.46% for the Tranche A-1 Term Loan and fix LIBOR at a weighted average interest rate of 1.34% for the Tranche A-2 Term Loan.

As of March 31, 2022, we had floating rate debt with a principal balance totaling $1.7 billion and hedging arrangements with a notional value totaling $1.4 billion that use LIBOR as a reference rate, including mortgages payable related to assets held for sale. On November 30, 2020, the United Kingdom regulator announced its intentions, subject to confirmation following an early December consultation, to cease the publication of the one-week and two-month USD-LIBOR immediately following the December 31, 2021 publications, and the remaining USD-LIBOR tenors immediately following the June 30, 2023 publications. Though an alternative reference rate for LIBOR, SOFR, exists, significant uncertainties still remain. We can provide no assurance regarding the future of LIBOR and when our LIBOR-based instruments will transition from LIBOR as a reference rate to SOFR or another reference rate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things, result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.

Common Shares Repurchased

In March 2020, our Board of Trustees authorized the repurchase of up to $500.0 million of our outstanding common shares. During the three months ended March 31, 2022, we repurchased and retired 3.3 million common shares for $93.1 million, a weighted average purchase price per share of $27.86. During the three months ended March 31, 2021, we repurchased and retired 619,749 common shares for $19.2 million, a weighted average purchase price per share of $30.96. Since we began the share repurchase program, we have repurchased and retired 12.5 million common shares for $355.6 million, a weighted average purchase price per share of $28.45.

In April 2022, we repurchased and retired 707,000 common shares for $19.4 million, a weighted average purchase price per share of $27.39, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

Material Cash Requirements

Our material cash requirements for the next 12 months and beyond include:

●	normal recurring expenses;
●	debt service and principal repayment obligations, including balloon payments on maturing debt — As of March 31, 2022, we had mortgages payable totaling $107.5 million on a consolidated basis and $194.1 million at our share scheduled to mature in 2022. In April 2022, we repaid $210.0 million on our revolving credit facility;
●	capital expenditures, including major renovations, tenant improvements and leasing costs — As of March 31, 2022, we had committed tenant-related obligations totaling $78.6 million ($73.2 million related to our consolidated entities and $5.4 million related to our unconsolidated real estate ventures at our share);
●	development expenditures — As of March 31, 2022, we had assets under construction that will, based on our current plans and estimates, require an additional $569.0 million to complete, which we anticipate will be primarily expended over the next two to three years;

●	dividends to shareholders and distributions to holders of OP Units and LTIP Units — On April 29, 2022, our Board of Trustees declared a quarterly dividend of $0.225 per common share;
●	common share repurchases — In April 2022, we repurchased and retired 707,000 common shares for $19.4 million; and
●	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests therein.

We expect to satisfy these needs using one or more of the following:

●	cash and cash equivalents — As of March 31, 2022, we had cash and cash equivalents of $189.1 million;
●	cash flows from operations;
●	distributions from real estate ventures;
●	borrowing capacity under our current credit facility — As of March 31, 2022, we had $699.5 million of availability under our credit facility; and
●	proceeds from financings, recapitalizations and asset sales.

While we do not expect the need to do so during the next 12 months, we also can issue securities to raise funds.

During the three months ended March 31, 2022, there were no material changes to the material cash requirements information presented in Item 7 of Part II of our Annual Report.

See additional information in the following pages under "Commitments and Contingencies."

Summary of Cash Flows

The following summary discussion of our cash flows is based on our statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Net cash provided by operating activities	$69,598	$66,502
Net cash used in investing activities	(32,951)	(29,515)
Net cash used in financing activities	(119,529)	(51,776)

Cash Flows for the Three Months Ended March 31, 2022

Cash and cash equivalents, and restricted cash decreased $82.9 million to $219.2 million as of March 31, 2022, compared to $302.1 million as of December 31, 2021. This decrease resulted from $119.5 million of net cash used in financing activities and $33.0 million of net cash used in investing activities, partially offset by $69.6 million of net cash provided by operating activities. Our outstanding debt was $2.5 billion as of March 31, 2022 and December 31, 2021.

Net cash provided by operating activities of $69.6 million primarily comprised: (i) $50.7 million of net income (before $50.6 million of non-cash items and a $136,000 loss on the sale of real estate), (ii) $2.9 million of return on capital from unconsolidated real estate ventures and (iii) $16.0 million of net change in operating assets and liabilities. Non-cash income adjustments of $50.6 million primarily include depreciation and amortization expense, net income from investments, share-based compensation expense, deferred rent, net income from unconsolidated real estate ventures, amortization of lease incentives and other non-cash items.

Net cash used in investing activities of $33.0 million comprised: (i) $52.7 million of development costs, construction in progress and real estate additions and (ii) $7.2 million of investments in unconsolidated real estate ventures and other investments, partially offset by (iii) $17.8 million of proceeds from the sale of investments, (iv) $6.0 million of distributions of capital from unconsolidated real estate ventures and (v) $3.1 million of proceeds from the sale of real estate.

Net cash used in financing activities of $119.5 million primarily comprised: (i) $91.1 million of common shares repurchased, (ii) $28.7 million of dividends paid to common shareholders, (iii) $4.0 million of distributions to our redeemable noncontrolling interests and (iv) $1.2 million of repayments of mortgages payable, partially offset by (v) $6.0 million of contributions from noncontrolling interests.

Unconsolidated Real Estate Ventures

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of March 31, 2022, we had investments in unconsolidated real estate ventures totaling $461.4 million. For these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.

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

As of March 31, 2022, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures totaling $68.6 million. As of March 31, 2022, we had no principal payment guarantees related to our unconsolidated real estate ventures.

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

Construction Commitments

As of March 31, 2022, we had assets under construction that will, based on our current plans and estimates, require an additional $569.0 million to complete, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, and available cash.

Other

As of March 31, 2022, we had committed tenant-related obligations totaling $78.6 million ($73.2 million related to our consolidated entities and $5.4 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

With respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of March 31, 2022, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

In connection with the Formation Transaction, we have an agreement with Vornado regarding tax matters (the "Tax Matters Agreement") that provides special rules that allocate tax liabilities if the distribution of JBG SMITH shares by Vornado, together with certain related transactions, is determined not to be tax-free. Under the Tax Matters Agreement, we may be required to indemnify Vornado against any taxes and related amounts and costs resulting from a violation by us of the Tax Matters Agreement

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of our assets, we may be potentially liable for such costs. The operations of current and former tenants at our assets have involved, or may have involved, the use of hazardous materials or generated hazardous waste. The release of such hazardous materials and waste could result in us incurring liabilities to remediate any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may (i) expose us to third-party liability (e.g., for cleanup costs, natural resource damages, bodily injury or property damage), (ii) subject our properties to liens in favor of the government for damages and costs the government incurs in connection with the contamination, (iii) impose restrictions on the manner in which a property may be used or which businesses may be operated, or (iv) materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. In addition, our assets are exposed to the risk of contamination originating from other sources. While a property owner may not be responsible for remediating contamination that has migrated onsite from an identifiable and viable offsite source, the contaminant's presence can have adverse effects on operations and the redevelopment of our assets. To the extent we send contaminated materials to other locations for treatment or disposal, we may be liable for cleanup of those sites if they become contaminated.

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks, and the preparation and issuance of a written report. Soil and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. They may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 17 to the financial statements, environmental liabilities totaled $18.2 million as of March 31, 2022 and December 31, 2021 and are included in "Other liabilities, net" in our balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following is a summary of our annual exposure to a change in interest rates:

	March 31, 2022			December 31, 2021
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgages payable: (1)
Variable rate (2)	$749,946	2.38%	$7,604	$867,246	2.01%
Fixed rate (3)	872,335	4.35%	—	921,013	4.32%
	$1,622,281		$7,604	$1,788,259
Credit facility:
Revolving credit facility (4)	$300,000	1.50%	$3,042	$300,000	1.15%
Tranche A-1 Term Loan (5)	200,000	2.61%	—	200,000	2.59%
Tranche A-2 Term Loan (5)	200,000	2.49%	—	200,000	2.49%
	$700,000		$3,042	$700,000
Pro rata share of debt of unconsolidated real estate ventures (contractual balances):
Variable rate (2)	$274,276	3.05%	$2,781	$281,608	2.56%
Fixed rate (3)	90,836	4.49%	—	91,653	4.49%
	$365,112		$2,781	$373,261

(1)	Excludes mortgages payable related to assets held for sale as of March 31, 2022, which were repaid in April 2022.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(4)	The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(5)	As of March 31, 2022 and December 31, 2021, the outstanding balance was fixed by interest rate swap agreements. As of March 31, 2022, the interest rate swaps mature in July 2024, and fix SOFR at a weighted average interest rate of 1.46% for the Tranche A-1 Term Loan and fix LIBOR at a weighted average rate of 1.34% for the Tranche A-2 Term Loan.

The fair value of our mortgages payable is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and unsecured term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of March 31, 2022 and December 31, 2021, the estimated fair value of our consolidated debt was $2.5 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

Hedging Activities

To manage, or hedge, our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.

Derivative Financial Instruments Designated as Effective Hedges

Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are cash flow hedges that are designated as effective hedges, and are carried at their estimated fair value on a recurring basis. We assess the effectiveness of our hedges both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in "Accumulated other comprehensive income (loss)" in our balance sheets and is subsequently reclassified into "Interest expense" in our statements of operations in the period that the hedged forecasted transactions affect earnings. Our hedges become less than perfectly effective if the critical terms of the hedging instrument and the forecasted transactions do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and interest rates. In addition, we evaluate the default risk of the counterparty by monitoring the creditworthiness of the counterparty. While management believes its judgments are reasonable, a change in a derivative's effectiveness as a hedge could materially affect expenses, net income (loss) and equity.

As of March 31, 2022 and December 31, 2021, we had interest rate swap and cap agreements with an aggregate notional value of $1.0 billion and $862.7 million, which were designated as effective hedges. The fair value of our interest rate swaps and caps designated as effective hedges consisted of assets totaling $11.6 million and $393,000 as of March 31, 2022 and December 31, 2021 included in "Other assets, net" in our balance sheets, and liabilities totaling $658,000 and $18.4 million as of March 31, 2022 and December 31, 2021, included in "Other liabilities, net" in our balance sheets.

Derivative Financial Instruments Designated as Ineffective Hedges

Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are cash flow hedges that are designated as ineffective hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains or losses are recorded in "Interest expense" in our statements of operations. As of March 31, 2022 and December 31, 2021, we had various interest rate swap and cap agreements with an aggregate notional value of $692.7 million and $867.7 million, which were designated as ineffective hedges. The fair value of our interest rate swaps and caps designated as ineffective hedges consisted of assets totaling $3.9 million and $558,000 as of March 31, 2022 and December 31, 2021, included in "Other assets, net" in our balance sheets.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, involved in legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of equity securities by the issuer and affiliated purchasers:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under the Plan Or Programs
January 1, 2022 - January 31, 2022	32,304	$25.99	32,304	$236,715,349
February 1, 2022 - February 28, 2022	679,479	26.50	679,479	218,696,286
March 1, 2022 - March 31, 2022	2,629,364	28.23	2,629,364	144,408,487
Total for the three months ended March 31, 2022	3,341,147	27.86	3,341,147
Program total since inception in March 2020 (1)	12,487,968	28.45	12,487,968
(1)	In April 2022, we repurchased and retired 707,000 common shares for $19.4 million, a weighted average purchase price per share of $27.39, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 29, 2022, we held our 2022 Annual Meeting of Shareholders (the “Annual Meeting”). At the Annual Meeting, our shareholders voted on the (i) election of 11 trustees to the Board of Trustees (the “Board”) to serve until our 2023 annual meeting of shareholders, (ii) approval, on a non-binding advisory basis, of the compensation of the named executive officers, and (iii) ratification of the appointment of Deloitte & Touche LLP (“Deloitte”) as our independent registered public accounting firm for the fiscal year ending December 31, 2022. The proposals are described in detail in our Proxy Statement for the Annual Meeting, which was filed with the Securities and Exchange Commission on March 17, 2022. The final voting results for each proposal are set forth below.

Proposal 1: Election of Trustees

At the Annual Meeting, shareholders voted on the election of 11 trustees to the Board to serve until the 2023 annual meeting of shareholders and until their respective successors have been duly elected and qualified. The table below sets forth the voting results for each trustee nominee:

Nominee	Votes For	Votes Against	Abstentions	Broker Non-Votes
Phyllis R. Caldwell	102,870,592	7,597,227	26,274	4,735,771
Scott A. Estes	108,333,419	2,130,614	30,060	4,735,771
Alan S. Forman	104,618,574	5,847,550	27,969	4,735,771
Michael J. Glosserman	104,193,298	6,273,694	27,101	4,735,771
Charles E. Haldeman Jr.	108,592,581	1,874,130	27,382	4,735,771
W. Matthew Kelly	109,693,910	772,218	27,965	4,735,771
Alisa M. Mall	108,641,916	1,825,885	26,292	4,735,771
Carol A. Melton	106,079,393	4,388,424	26,276	4,735,771
William J. Mulrow	108,400,748	2,065,502	27,843	4,735,771
D. Ellen Shuman	108,648,799	1,818,942	26,352	4,735,771
Robert A. Stewart	108,483,937	1,981,280	28,876	4,735,771

Proposal 2: Advisory Vote on Executive Compensation

At the Annual Meeting, our shareholders did not approve, on a non-binding advisory basis, the compensation of our named executive officers. The table below sets forth the voting results for this proposal:

Votes For	Votes Against	Abstentions	Broker Non-Votes
48,643,746	56,754,328	5,096,019	4,735,771

Proposal 3: Ratification of the Appointment of Deloitte as the Company’s Independent Registered Public Accounting Firm

At the Annual Meeting, our shareholders ratified the appointment of Deloitte to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2022. The table below sets forth the voting results for this proposal:

Votes For	Votes Against	Abstentions
113,447,306	1,755,294	27,264

ITEM 6. EXHIBITS

(a) Exhibit Index

Exhibits	Description
3.1	Declaration of Trust of JBG SMITH Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 21, 2017).
3.2	Articles Supplementary to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 6, 2018).
3.3	Articles of Amendment to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed on May 3, 2018).
3.4	Amended and Restated Bylaws of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 21, 2020).
10.1

Third Amendment to Credit Agreement, dated as of January 14, 2022, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on January 14, 2022.)

10.2

Credit Agreement, dated as of January 14, 2022 by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 14, 2022.)

10.3†	Form of AO LTIP Unit Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2022).
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
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

JBG SMITH Properties

Date:	May 3, 2022	/s/ M. Moina Banerjee
M. Moina Banerjee
Chief Financial Officer
(Principal Financial Officer)

JBG SMITH Properties

Date:	May 3, 2022	/s/ Angela Valdes
Angela Valdes
Chief Accounting Officer
(Principal Accounting Officer)