Form 10-Q
period 2022-06-30
JBG SMITH Properties
filed 2022-08-02
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, JBG SMITH Properties had 114,390,891 common shares outstanding.

JBG SMITH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value amounts)

	June 30, 2022	December 31, 2021
ASSETS
Real estate, at cost:
Land and improvements	$1,217,216	$1,378,218
Buildings and improvements	4,004,286	4,513,606
Construction in progress, including land	385,085	344,652
	5,606,587	6,236,476
Less: accumulated depreciation	(1,257,871)	(1,368,003)
Real estate, net	4,348,716	4,868,473
Cash and cash equivalents	162,270	264,356
Restricted cash	212,848	37,739
Tenant and other receivables	46,605	44,496
Deferred rent receivable	154,487	192,265
Investments in unconsolidated real estate ventures	414,349	462,885
Intangible assets, net	157,819	201,956
Other assets, net	82,808	240,160
Assets held for sale	—	73,876
TOTAL ASSETS	$5,579,902	$6,386,206

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgages payable, net	$1,612,169	$1,777,699
Revolving credit facility	—	300,000
Unsecured term loans, net	398,500	398,664
Accounts payable and accrued expenses	112,784	106,136
Other liabilities, net	111,852	342,565
Total liabilities	2,235,305	2,925,064
Commitments and contingencies
Redeemable noncontrolling interests	521,392	522,725
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized; none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 115,862 and 127,378 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,160	1,275
Additional paid-in capital	3,285,511	3,539,916
Accumulated deficit	(513,746)	(609,331)
Accumulated other comprehensive income (loss)	18,640	(15,950)
Total shareholders' equity of JBG SMITH Properties	2,791,565	2,915,910
Noncontrolling interests	31,640	22,507
Total equity	2,823,205	2,938,417
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$5,579,902	$6,386,206

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE
Property rental	$117,036	$122,819	$248,634	$245,060
Third-party real estate services, including reimbursements	22,157	26,745	46,127	64,852
Other revenue	6,312	5,080	12,709	10,021
Total revenue	145,505	154,644	307,470	319,933
EXPENSES
Depreciation and amortization	49,479	56,678	107,541	121,404
Property operating	35,445	35,000	76,089	69,731
Real estate taxes	14,946	18,558	33,132	36,868
General and administrative:
Corporate and other	14,782	13,895	30,597	26,370
Third-party real estate services	24,143	25,557	51,192	54,493
Share-based compensation related to Formation Transaction and special equity awards	1,577	4,441	3,821	9,386
Transaction and other costs	1,987	2,270	2,886	5,960
Total expenses	142,359	156,399	305,258	324,212
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate ventures, net	(2,107)	3,953	1,038	3,010
Interest and other income (loss), net	1,672	(38)	15,918	(29)
Interest expense	(16,041)	(16,773)	(32,319)	(33,069)
Gain on the sale of real estate, net	158,767	11,290	158,631	11,290
Loss on the extinguishment of debt	(1,038)	—	(1,629)	—
Total other income (expense)	141,253	(1,568)	141,639	(18,798)
INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT	144,399	(3,323)	143,851	(23,077)
Income tax (expense) benefit	(2,905)	5	(2,434)	(4,310)
NET INCOME (LOSS)	141,494	(3,318)	141,417	(27,387)
Net (income) loss attributable to redeemable noncontrolling interests	(18,248)	345	(18,258)	2,575
Net loss attributable to noncontrolling interests	29	—	84	1,108
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$123,275	$(2,973)	$123,243	$(23,704)
EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$1.02	$(0.03)	$0.99	$(0.19)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	121,316	131,480	123,984	131,510

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$141,494	$(3,318)	$141,417	$(27,387)
OTHER COMPREHENSIVE INCOME:
Change in fair value of derivative financial instruments	7,225	(1,404)	32,320	5,007
Reclassification of net loss on derivative financial instruments from accumulated other comprehensive income (loss) into interest expense	2,791	3,834	6,547	7,575
Total other comprehensive income	10,016	2,430	38,867	12,582
COMPREHENSIVE INCOME (LOSS)	151,510	(888)	180,284	(14,805)
Net (income) loss attributable to redeemable noncontrolling interests	(18,248)	345	(18,258)	2,575
Net loss attributable to noncontrolling interests	29	—	84	1,108
Other comprehensive income attributable to redeemable noncontrolling interests	(1,311)	(235)	(4,277)	(1,208)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JBG SMITH PROPERTIES	$131,980	$(778)	$157,833	$(12,330)

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
					Other
			Additional		Comprehensive
	Common Shares		Paid-In	Accumulated	Income	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	(Loss)	Interests	Equity
BALANCE AS OF MARCH 31, 2022	124,248	$1,243	$3,444,793	$(609,363)	$9,935	$28,438	$2,875,046
Net income (loss) attributable to common shareholders and noncontrolling interests	—	—	—	123,275	—	(29)	123,246
Conversion of common limited partnership units ("OP Units") to common shares	72	1	1,761	—	—	—	1,762
Common shares repurchased	(8,499)	(84)	(213,807)	—	—	—	(213,891)
Common shares issued pursuant to employee incentive compensation plan and Employee Share Purchase Plan ("ESPP")	41	—	1,143	—	—	—	1,143
Dividends declared on common shares ($0.225 per common share)	—	—	—	(27,658)	—	—	(27,658)
Contributions from noncontrolling interests, net	—	—	—	—	—	3,231	3,231
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	51,621	—	(1,311)	—	50,310
Total other comprehensive income	—	—	—	—	10,016	—	10,016
BALANCE AS OF JUNE 30, 2022	115,862	$1,160	$3,285,511	$(513,746)	$18,640	$31,640	$2,823,205

BALANCE AS OF MARCH 31, 2021	131,277	$1,314	$3,631,277	$(433,675)	$(30,800)	$8,730	$3,176,846
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(2,973)	—	—	(2,973)
Conversion of OP Units to common shares	530	5	17,756	—	—	—	17,761
Common shares issued pursuant to employee incentive compensation plan and ESPP	34	—	1,090	—	—	—	1,090
Dividends declared on common shares ($0.225 per common share)	—	—	—	(29,582)	—	—	(29,582)
Contributions from noncontrolling interests, net	—	—	—	—	—	7,810	7,810
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	94	—	(235)	—	(141)
Total other comprehensive income	—	—	—	—	2,430	—	2,430
BALANCE AS OF JUNE 30, 2021	131,841	$1,319	$3,650,217	$(466,230)	$(28,605)	$16,540	$3,173,241

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
					Other
			Additional		Comprehensive
	Common Shares		Paid-In	Accumulated	Income	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	(Loss)	Interests	Equity
BALANCE AS OF DECEMBER 31, 2021	127,378	$1,275	$3,539,916	$(609,331)	$(15,950)	$22,507	$2,938,417
Net income (loss) attributable to common shareholders and noncontrolling interests	—	—	—	123,243	—	(84)	123,159
Conversion of OP Units to common shares	280	3	7,773	—	—	—	7,776
Common shares repurchased	(11,840)	(118)	(306,921)	—	—	—	(307,039)
Common shares issued pursuant to employee incentive compensation plan and ESPP	44	—	1,429	—	—	—	1,429
Dividends declared on common shares ($0.225 per common share)	—	—	—	(27,658)	—	—	(27,658)
Contributions from noncontrolling interests, net	—	—	—	—	—	9,217	9,217
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	43,314	—	(4,277)	—	39,037
Total other comprehensive income	—	—	—	—	38,867	—	38,867
BALANCE AS OF JUNE 30, 2022	115,862	$1,160	$3,285,511	$(513,746)	$18,640	$31,640	$2,823,205

BALANCE AS OF DECEMBER 31, 2020	131,778	$1,319	$3,657,643	$(412,944)	$(39,979)	$167	$3,206,206
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(23,704)	—	(1,108)	(24,812)
Conversion of OP Units to common shares	649	6	21,674	—	—	—	21,680
Common shares repurchased	(620)	(6)	(19,197)	—	—	—	(19,203)
Common shares issued pursuant to employee incentive compensation plan and ESPP	34	—	1,339	—	—	—	1,339
Dividends declared on common shares ($0.225 per common share)	—	—	—	(29,582)	—	—	(29,582)
Contributions from noncontrolling interests, net	—	—	—	—	—	17,481	17,481
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	(11,242)	—	(1,208)	—	(12,450)
Total other comprehensive income	—	—	—	—	12,582	—	12,582
BALANCE AS OF JUNE 30, 2021	131,841	$1,319	$3,650,217	$(466,230)	$(28,605)	$16,540	$3,173,241

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$141,417	$(27,387)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	25,375	26,892
Depreciation and amortization, including amortization of deferred financing costs	109,697	123,444
Deferred rent	(7,237)	(12,170)
Income from unconsolidated real estate ventures, net	(1,038)	(3,010)
Amortization of market lease intangibles, net	(621)	(658)
Amortization of lease incentives	4,303	4,191
Loss on extinguishment of debt	1,629	—
Gain on the sale of real estate, net	(158,631)	(11,290)
Loss on operating lease and other receivables	738	975
Income from investments, net	(15,282)	—
Return on capital from unconsolidated real estate ventures	6,028	10,348
Other non-cash items	(4,781)	473
Changes in operating assets and liabilities:
Tenant and other receivables	(2,847)	11,204
Other assets, net	(3,669)	274
Accounts payable and accrued expenses	(1,375)	238
Other liabilities, net	13,943	32
Net cash provided by operating activities	107,649	123,556
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(128,114)	(67,408)
Proceeds from the sale of real estate	923,108	14,370
Proceeds from the sale of investments	19,030	—
Distributions of capital from unconsolidated real estate ventures	52,465	4,583
Investments in unconsolidated real estate ventures and other investments	(81,185)	(21,990)
Net cash provided by (used in) investing activities	785,304	(70,445)
FINANCING ACTIVITIES:
Repayments of mortgages payable	(167,132)	(3,342)
Repayments of revolving credit facility	(300,000)	—
Debt issuance costs	(1,256)	(4,587)
Proceeds from common shares issued pursuant to ESPP	800	880
Common shares repurchased	(297,040)	(19,203)
Dividends paid to common shareholders	(56,323)	(59,232)
Distributions to redeemable noncontrolling interests	(8,196)	(9,712)
Distributions to noncontrolling interests	(21)	(22)
Contributions from noncontrolling interests	9,238	17,464
Net cash used in financing activities	(819,930)	(77,754)
Net increase (decrease) in cash and cash equivalents, and restricted cash	73,023	(24,643)
Cash and cash equivalents, and restricted cash, beginning of period	302,095	263,336
Cash and cash equivalents, and restricted cash, end of period	$375,118	$238,693

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD:
Cash and cash equivalents	$162,270	$201,150
Restricted cash	212,848	37,543
Cash and cash equivalents, and restricted cash	$375,118	$238,693

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $3,928 and $3,256 in 2022 and 2021)	$34,612	$30,335
Accrued capital expenditures included in accounts payable and accrued expenses	57,426	41,662
Write-off of fully depreciated assets	7,993	43,185
Deconsolidation of real estate asset	—	26,476
Conversion of OP Units to common shares	7,776	21,680
Cash paid for amounts included in the measurement of lease liabilities for operating leases	1,092	1,320

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Organization and Basis of Presentation

Organization

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust ("REIT"), owns and operates a portfolio of commercial and multifamily assets amenitized with ancillary retail. JBG SMITH's portfolio reflects its longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area with high barriers to entry and vibrant urban amenities. Approximately two-thirds of our portfolio is in National Landing in Northern Virginia, where we serve as the developer for Amazon.com, Inc.'s ("Amazon") new headquarters and where Virginia Tech's $1 billion Innovation Campus is under construction. In addition, our third-party asset management and real estate services business provides fee-based real estate services to Amazon, the Washington Housing Initiative ("WHI") Impact Pool, the legacy funds formerly organized by The JBG Companies ("JBG") (the "JBG Legacy Funds") and other third parties. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of June 30, 2022, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 88.4% of its OP Units, after giving effect to the conversion of certain vested long-term incentive partnership units ("LTIP Units") that are convertible into OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our 10% subordinated interest in one commercial building and our 33.5% subordinated interest in four commercial buildings, as well as the associated non-recourse mortgages payable, held through unconsolidated real estate ventures as our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures and have not guaranteed their obligations or otherwise committed to providing financial support.

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

As of June 30, 2022, our Operating Portfolio consisted of 56 operating assets comprising 35 commercial assets totaling 10.5 million square feet (8.9 million square feet at our share), 19 multifamily assets totaling 7,359 units (6,496 units at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have: (i) two under-construction multifamily assets with 1,583 units (1,583 units at our share); (ii) eight near-term development assets totaling 3.7 million square feet (3.5 million square feet at our share) of estimated potential development density; and (iii) 16 future development assets totaling 8.8 million square feet (6.3 million square feet at our share) of estimated potential development density.

We derive our revenue primarily from leases with commercial and multifamily tenants, which include fixed and percentage rents, and reimbursements from tenants for certain expenses such as real estate taxes, property operating expenses, and repairs and maintenance. In addition, our third-party asset management and real estate services business provides fee-based real estate services.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 22, 2022 ("Annual Report").

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of June 30, 2022 and December 31, 2021, and for the three and six months ended June 30, 2022 and 2021. References to our balance sheets refer to our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. References to our statements of operations refer to our condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021. References to our statements of comprehensive income (loss) refer to our condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021.

Income Taxes

We have elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under those sections, a REIT which distributes at least 90% of its REIT taxable income as dividends to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. We currently adhere and intend to continue to adhere to these requirements and to maintain our REIT status in future periods. We also participate in the activities conducted by our subsidiary entities that have elected to be treated as taxable REIT subsidiaries under the Code. As such, we are subject to federal, state and local taxes on the income from those activities.

Reclassification

Intangible assets totaling $202.0 million were reclassified from "Other assets, net" to "Intangible assets, net" in our balance sheet as of December 31, 2021 to present intangible assets separately from other assets, which is consistent with our current year presentation.

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

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04, Reference Rate Reform ("Topic 848"). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period of March 12, 2020 through December 31, 2022 as reference rate reform activities occur. During the six months ended June 30, 2022, we elected to apply the hedge accounting expedient that allows us to continue to amortize previously deferred gains and losses in accumulated other comprehensive income (loss) related to terminated hedges into earnings in accordance with the underlying hedged forecasted transactions. We have elected to apply the hedge accounting expedients related to (i) the assertion that our hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future London Interbank Offered Rate ("LIBOR") indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the past presentation of our derivatives. We will continue to evaluate the impact of the guidance and may apply other elections, as applicable.

3.Dispositions and Assets Held for Sale

Dispositions

The following is a summary of activity for the six months ended June 30, 2022:

							Gain (Loss)
				Total	Gross	Cash	on the Sale
				Square	Sales	Proceeds	of Real
Date Disposed	Assets	Segment	Location	Feet	Price	from Sale	Estate

				(In thousands)
March 28, 2022	Development Parcel	Other	Arlington, Virginia	—	$3,250	$3,149	$(136)
April 1, 2022	Universal Buildings (1)	Commercial	Washington, D.C.	659	228,000	194,737	41,245
April 13, 2022	7200 Wisconsin Avenue, 1730 M Street, RTC-West and Courthouse Plaza 1 and 2 (2)	Commercial/ Other	Bethesda, Maryland, Washington, D.C., Reston, Virginia, Arlington, Virginia	2,944	580,000	527,694	(3,980)
May 25, 2022	Pen Place (3)	Other	Arlington, Virginia	2,082	198,000	197,528	121,502
				5,685	$1,009,250	$923,108	$158,631
(1)	Cash proceeds from sale excludes a lease termination fee of $24.3 million received during the first quarter of 2022.
(2)	Assets were sold to an unconsolidated real estate venture. See Note 4 for additional information. "RTC-West" refers to RTC-West, RTC-West Trophy Office and RTC-West Land. Total square feet include 1.4 million square feet of estimated potential development density. In April 2022, $164.8 million of mortgages payable related to 1730 M Street and RTC-West were repaid.
(3)	Total square feet represent estimated or approved potential development density.

During the six months ended June 30, 2022, our unconsolidated real estate ventures sold several assets. See Note 4 for additional information.

Assets Held for Sale

There were no assets held for sale as of June 30, 2022. The following is a summary of assets held for sale as of December 31, 2021:

			Total	Assets Held
Assets	Segment	Location	Square Feet	for Sale

			(In thousands)
Pen Place (1)	Other	Arlington, Virginia	2,082	$73,876

(1)	Sold to Amazon in May 2022. Total square feet represent estimated or approved potential development density.

4.Investments in Unconsolidated Real Estate Ventures

The following is a summary of our investments in unconsolidated real estate ventures:

	Effective
	Ownership
Real Estate Venture Partners	Interest (1)	June 30, 2022	December 31, 2021

		(In thousands)
Prudential Global Investment Management	50.0%	$205,965	$208,421
Landmark Partners ("Landmark")	18.0% - 49.0%	25,437	28,298
CBREI Venture (2)	5.0% - 64.0%	56,170	57,812
Canadian Pension Plan Investment Board ("CPPIB")	55.0%	1,358	48,498
J.P. Morgan Global Alternatives ("J.P. Morgan") (3)	50.0%	60,203	52,769
Berkshire Group	50.0%	50,941	52,770
Brandywine Realty Trust	30.0%	13,694	13,693
Other		581	624
Total investments in unconsolidated real estate ventures (4)		$414,349	$462,885
(1)	Reflects our effective ownership interests in the underlying real estate as of June 30, 2022. We have multiple investments with certain venture partners with varying ownership interests in the underlying real estate.
(2)	On August 1, 2022, we acquired the remaining 36.0% ownership interest in Atlantic Plumbing, a multifamily asset owned by the venture, for $19.7 million.
(3)	J.P. Morgan is the advisor for an institutional investor.
(4)	As of June 30, 2022 and December 31, 2021, our total investments in unconsolidated real estate ventures were greater than our share of the net book value of the underlying assets by $12.6 million and $18.6 million, resulting principally from capitalized interest and our zero investment balance in the real estate venture with CPPIB that owns 1101 17th Street.

On April 13, 2022, we formed an unconsolidated real estate venture with affiliates of Fortress Investment Group LLC ("Fortress") to recapitalize a 1.6 million square foot office portfolio and land parcels for a gross sales price of $580.0 million comprising four wholly owned commercial assets (7200 Wisconsin Avenue, 1730 M Street, RTC-West and Courthouse Plaza 1 and 2). Additionally, we contributed $66.1 million in cash for a 33.5% interest in the venture, while Fortress contributed $131.0 million for a 66.5% interest in the venture. In connection with the transaction, the venture obtained mortgage loans totaling $458.0 million secured by the properties, of which $402.0 million was drawn at closing. We provide asset management, property management and leasing services to the venture. Because our interest in the venture is subordinated to a 15% preferred return to Fortress, we do not anticipate receiving any near-term cash flow distributions from it. As of June 30, 2022, our investment in the venture was zero, and we have discontinued applying the equity method as we have not guaranteed its obligations or otherwise committed to providing financial support.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $6.6 million and $12.2 million for the three and six months ended June 30, 2022, and $5.9 million and $11.8 million for the three and six months ended June 30, 2021, for such services.

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

The following is a summary of disposition activity by our unconsolidated real estate ventures for the six months ended June 30, 2022:

					Mortgages	Proportionate
	Real Estate			Gross	Payable	Share of
	Venture		Ownership	Sales	Repaid by	Aggregate
Date Disposed	Partner	Assets	Percentage	Price	Venture	Gain (1)

				(In thousands)
January 27, 2022	Landmark	The Alaire, The Terano and 12511 Parklawn Drive	1.8% - 18.0%	$137,500	$79,829	$5,243
May 10, 2022	Landmark	Galvan	1.8%	152,500	89,500	407
June 1, 2022	CPPIB	1900 N Street	55.0%	265,000	151,709	529
						$6,179
(1)	Included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations.

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted
	Average Effective
	Interest Rate (1)	June 30, 2022	December 31, 2021

		(In thousands)
Variable rate (2)	4.60%	$499,076	$785,369
Fixed rate (3)	4.16%	275,016	309,813
Mortgages payable (4)		774,092	1,095,182
Unamortized deferred financing costs		(597)	(5,239)
Mortgages payable, net (4) (5)		$773,495	$1,089,943
(1)	Weighted average effective interest rate as of June 30, 2022.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(4)	Excludes mortgages payable related to the unconsolidated real estate venture with Fortress.
(5)	See Note 17 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of financial information for our unconsolidated real estate ventures:

	June 30, 2022	December 31, 2021

	(In thousands)
Combined balance sheet information: (1)
Real estate, net	$1,684,823	$2,116,290
Other assets, net	217,108	264,397
Total assets	$1,901,931	$2,380,687

Mortgages payable, net	$773,495	$1,089,943
Other liabilities, net	81,925	118,752
Total liabilities	855,420	1,208,695
Total equity	1,046,511	1,171,992
Total liabilities and equity	$1,901,931	$2,380,687

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	X	2022	2021

	(In thousands)
Combined income statement information: (1)
Total revenue	$41,379	$47,864		$84,253	$96,081
Operating income (2)	36,108	41,493		84,534	43,207
Net income (2)	25,127	33,356		64,410	26,830
(1)	Excludes amounts related to the unconsolidated real estate venture with Fortress.
(2)	Includes the gain on the sale of various assets totaling $32.3 million and $77.4 million during the three and six months ended June 30, 2022 and $38.1 million during the three and six months ended June 30, 2021.

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

Unconsolidated VIEs

As of June 30, 2022 and December 31, 2021, we had interests in entities deemed to be VIEs. Although we are engaged to act as the managing partner in charge of day-to-day operations of these entities, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. We account for our investment in these entities under the equity method. As of June 30, 2022 and December 31, 2021, the net carrying amounts of our investment in these entities was $149.0 million and $145.2 million, which were included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs is included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees. See Note 17 for additional information.

Consolidated VIEs

JBG SMITH LP is our most significant consolidated VIE. We hold 88.4% of the limited partnership interest in JBG SMITH LP, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management. The noncontrolling interests of JBG SMITH LP do not have substantive liquidation rights, substantive kick-out rights without cause or substantive participating rights that could be exercised by a simple majority of noncontrolling interest limited partners (including by such a limited partner unilaterally). Because the noncontrolling interest holders do not have these rights, JBG SMITH LP is a VIE. As general partner, we have the power to direct the activities of JBG SMITH LP that most significantly affect its economic performance, and through our majority interest, we have both the right to receive benefits from and the obligation to absorb losses of JBG SMITH LP. Accordingly, we are the primary beneficiary of JBG SMITH LP and consolidate it in our financial statements. Because we conduct our business through JBG SMITH LP, its total assets and liabilities comprise substantially all of our consolidated assets and liabilities.

In conjunction with the acquisition of The Batley in November 2021, we entered into an agreement with a qualified intermediary to facilitate a like-kind exchange. As a result, the qualified intermediary was the legal owner of the entity that owned this property as of December 31, 2021. We determined that the entity that owned the Batley was a VIE, and we were the primary beneficiary of the VIE. We consolidated the property and its operations as of the acquisition date. Legal ownership of this entity was transferred to us by the qualified intermediary when the like-kind exchange agreement was completed with the sale of Pen Place in May 2022, and therefore, is not a VIE as of June 30, 2022.

As of June 30, 2022, excluding JBG SMITH LP, we consolidated two VIEs with total assets of $135.4 million and liabilities of $24.6 million. As of December 31, 2021, excluding JBG SMITH LP, we consolidated three VIEs with total assets of $269.7 million and liabilities of $13.9 million. The assets of the VIEs can only be used to settle the obligations of the VIEs, and the liabilities include third-party liabilities of the VIEs for which the creditors or beneficial interest holders do not have recourse against us.

6.Other Assets, Net

The following is a summary of other assets, net:

	June 30, 2022	December 31, 2021

	(In thousands)
Prepaid expenses	$14,651	$17,104
Derivative agreements, at fair value	26,334	951
Deferred financing costs, net	9,907	11,436
Deposits	1,870	1,938
Operating lease right-of-use assets	1,521	1,660
Finance lease right-of-use assets (1)	—	180,956
Other (2) (3)	28,525	26,115
Total other assets, net	$82,808	$240,160
(1)	Represents assets related to finance ground leases at 1730 M Street and Courthouse Plaza 1 and 2, which were sold to an unconsolidated real estate venture in April 2022.
(2)	As of June 30, 2022 and December 31, 2021, included $14.8 million and $9.8 million of investments in funds, which invest in real estate focused technology companies, that are recorded at their fair value based on their reported net asset value. During the three and six months ended June 30, 2022, we recorded unrealized gains totaling $1.0 million and $1.2 million related to these investments, which are included in "Interest and other income (loss), net" in our statements of operations.
(3)	As of June 30, 2022 and December 31, 2021, included $8.6 million and $11.3 million of equity investments that are carried at cost. During the three and six months ended June 30, 2022, we recorded a realized gain of $178,000 and $14.1 million related to these investments, which is included in "Interest and other income (loss), net" in our statements of operations.

7.Debt

Mortgages Payable

The following is a summary of mortgages payable:

	Weighted Average
	Effective
	Interest Rate (1)	June 30, 2022	December 31, 2021

		(In thousands)
Variable rate (2)	3.68%	$857,446	$867,246
Fixed rate (3)	4.45%	763,681	921,013
Mortgages payable		1,621,127	1,788,259
Unamortized deferred financing costs and premium / discount, net (4)		(8,958)	(10,560)
Mortgages payable, net		$1,612,169	$1,777,699
(1)	Weighted average effective interest rate as of June 30, 2022.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(4)	As of June 30, 2022 and December 31, 2021, excludes $5.7 million and $6.4 million of net deferred financing costs related to unfunded mortgage loans that were included in "Other assets, net."

As of June 30, 2022 and December 31, 2021, the net carrying value of real estate collateralizing our mortgages payable, totaled $1.6 billion and $1.8 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgages payable are recourse to us. See Note 17 for additional information.

As of June 30, 2022 and December 31, 2021, we had various interest rate swap and cap agreements on certain mortgages payable with an aggregate notional value of $1.2 billion and $1.3 billion. See Note 15 for additional information.

Credit Facility

As of June 30, 2022, our $1.4 billion credit facility consisted of a $1.0 billion revolving credit facility maturing in January 2025, a $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2025 and a $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. In January 2022, the Tranche A-1 Term Loan was amended to extend the maturity date to January 2025 with two one-year extension options, and to amend the interest rate to Secured Overnight Financing Rate ("SOFR") plus 1.15% to SOFR plus 1.75%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets. In connection with the loan amendment, we amended the related interest rate swaps, extending the maturity to July 2024 and converting the hedged rate from one-month LIBOR to one-month SOFR. The following is a summary of amounts outstanding under the credit facility:

	Effective
	Interest Rate (1)	June 30, 2022	December 31, 2021

		(In thousands)
Revolving credit facility (2) (3) (4)	2.84%	$—	$300,000

Tranche A-1 Term Loan (5)	2.61%	$200,000	$200,000
Tranche A-2 Term Loan (5)	2.49%	200,000	200,000
Unsecured term loans		400,000	400,000
Unamortized deferred financing costs, net		(1,500)	(1,336)
Unsecured term loans, net		$398,500	$398,664
(1)	Effective interest rate as of June 30, 2022. The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(2)	As of June 30, 2022 and December 31, 2021, letters of credit with an aggregate face amount of $467,000 and $911,000 were outstanding under our revolving credit facility.
(3)	As of June 30, 2022 and December 31, 2021, excludes $4.2 million and $5.0 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net."
(4)	In July 2022, we borrowed $100.0 million under our revolving credit facility.
(5)	As of June 30, 2022 and December 31, 2021, the outstanding balance was fixed by interest rate swap agreements. As of June 30, 2022, the interest rate swaps mature in July 2024, fix SOFR at a weighted average interest rate of 1.46% for the Tranche A-1 Term Loan, and fix LIBOR at a weighted average interest rate of 1.34% for the Tranche A-2 Term Loan.

In July 2022, the Tranche A-2 Term Loan was amended to increase its borrowing capacity by $200.0 million. The incremental $200.0 million includes a one-year delayed draw feature, which was undrawn as of the date of this filing. The amendment extends the maturity date of the term loan from July 2024 to January 2028 and amends the interest rate to SOFR plus 1.25% to SOFR plus 1.80% per annum, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets. We also entered into two forward-starting interest rate swaps with an effective date of July 2024 and a total notional value of $200.0 million, which will effectively fix SOFR at a weighted average interest rate of 2.25% through the maturity date. Additionally, we amended the interest rate of the revolving credit facility to SOFR plus 1.15% to SOFR plus 1.60%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets.

8.Other Liabilities, Net

The following is a summary of other liabilities, net:

	June 30, 2022	December 31, 2021

	(In thousands)
Lease intangible liabilities, net	7,008	8,272
Lease assumption liabilities	3,970	5,399
Lease incentive liabilities	5,758	21,163
Liabilities related to operating lease right-of-use assets	5,868	6,910
Liabilities related to finance lease right-of-use assets (1)	—	162,510
Prepaid rent	14,752	19,852
Security deposits	13,973	18,188
Environmental liabilities	19,418	18,168
Deferred tax liability, net	6,888	5,340
Dividends payable	—	32,603
Derivative agreements, at fair value	—	18,361
Deferred purchase price related to the acquisition of a future development parcel	19,793	19,691
Other	14,424	6,108
Total other liabilities, net	$111,852	$342,565

(1)	Represents liabilities related to finance ground leases at 1730 M Street and Courthouse Plaza 1 and 2, which were sold to an unconsolidated real estate venture in April 2022.

9.Redeemable Noncontrolling Interests

JBG SMITH LP

OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. Vested LTIP Units are convertible into OP Units and, in turn redeemable into cash or, at our election, our common shares, subject to certain limitations. During the six months ended June 30, 2022 and 2021, unitholders redeemed 280,451 and 648,752 OP Units, which we elected to redeem for an equivalent number of our common shares. As of June 30, 2022, outstanding OP Units and redeemable LTIP Units totaled 15.3 million, representing an 11.6% ownership interest in JBG SMITH LP. In our balance sheets, our OP Units and certain vested LTIP Units are presented at the higher of their redemption value or their carrying value, with adjustments to the redemption value recognized in "Additional paid-in capital." Redemption value per OP Unit is equivalent to the market value of one of our common shares at the end of the period.

Consolidated Real Estate Venture

We are a partner in a consolidated real estate venture that owns a multifamily asset, The Wren located in Washington, D.C. Pursuant to the terms of the real estate venture agreement, we are obligated to fund all capital contributions until our ownership interest reaches a maximum of 97.0%. Our partner can redeem its interest for cash under certain conditions. As of June 30, 2022, we held a 96.0% ownership interest in the real estate venture.

The following is a summary of the activity of redeemable noncontrolling interests:

	Three Months Ended June 30,
	2022			2021
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance, beginning of period	$536,725	$9,324	$546,049	$545,051	$7,876	$552,927
OP Unit redemptions	(1,762)	—	(1,762)	(17,761)	—	(17,761)
LTIP Units issued in lieu of cash bonuses (1)	987	—	987	797	—	797
Net income (loss)	18,240	8	18,248	(319)	(26)	(345)
Other comprehensive income	1,311	—	1,311	235	—	235
Distributions	(4,110)	(79)	(4,189)	(3,927)	—	(3,927)
Share-based compensation expense	12,369	—	12,369	12,807	—	12,807
Adjustment to redemption value	(50,334)	(1,287)	(51,621)	(712)	618	(94)
Balance, end of period	$513,426	$7,966	$521,392	$536,171	$8,468	$544,639

	Six Months Ended June 30,
	2022			2021
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance, beginning of period	$513,268	$9,457	$522,725	$522,882	$7,866	$530,748
OP Unit redemptions	(7,776)	—	(7,776)	(21,680)	—	(21,680)
LTIP Units issued in lieu of cash bonuses (1)	6,584	—	6,584	5,614	—	5,614
Net income (loss)	18,237	21	18,258	(2,516)	(59)	(2,575)
Other comprehensive income	4,277	—	4,277	1,208	—	1,208
Distributions	(4,110)	(148)	(4,258)	(5,289)	—	(5,289)
Share-based compensation expense	24,896	—	24,896	25,371	—	25,371
Adjustment to redemption value	(41,950)	(1,364)	(43,314)	10,581	661	11,242
Balance, end of period	$513,426	$7,966	$521,392	$536,171	$8,468	$544,639
(1)	See Note 11 for additional information.

10.Property Rental Revenue

The following is a summary of property rental revenue from our non-cancellable leases:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	X	2022	2021

	(In thousands)
Fixed	$105,498	$112,972		$226,135	$225,221
Variable	11,538	9,847		22,499	19,839
Property rental revenue	$117,036	$122,819		$248,634	$245,060

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

In April 2022, as part of their annual compensation, we granted to non-employee trustees a total of 95,084 fully vested LTIP Units with a grant-date fair value of $20.90 per unit, which includes LTIP Units elected in lieu of cash retainers. The LTIP Units may not be sold while a trustee is serving on the Board of Trustees.

The aggregate grant-date fair value of the Time-Based LTIP Units and the LTIP Units granted during the six months ended June 30, 2022 was $25.7 million. The Time-Based LTIP Units and the LTIP Units were valued based on the closing common share price on the grant date, less a discount for post-grant restrictions. The discount was determined using Monte Carlo simulations based on the following significant assumptions:

Expected volatility	30.0% to 41.0%
Risk-free interest rate	0.4% to 2.9%
Post-grant restriction periods	2 to 6 years

Appreciation-Only LTIP Units ("AO LTIP Units")

In January 2022, we granted to certain employees 1.5 million performance-based AO LTIP Units with a weighted average grant-date fair value of $4.44 per unit. The AO LTIP Units are structured in the form of profits interests that provide for a share of appreciation determined by the increase in the value of a common share at the time of conversion over the participation threshold of $32.30. The AO LTIP Units are subject to a TSR modifier whereby the number of AO LTIP Units that will ultimately be earned will be increased or reduced by as much as 25%. The AO LTIP Units have a three-year performance period with 50% of the AO LTIP Units that are earned vesting at the end of the three-year performance period and the remaining 50% vesting on the fourth anniversary of the grant date, subject to continued employment. The AO LTIPs expire on the tenth anniversary of their grant date.

The aggregate grant-date fair value of the AO LTIP Units granted during the six months ended June 30, 2022 was $6.6 million, valued using Monte Carlo simulations based on the following significant assumptions:

Expected volatility	27.0%
Dividend yield	2.7%
Risk-free interest rate	1.6%

Performance-Based LTIP Units

In January 2022, 469,624 LTIP Units with performance-based vesting requirements ("Performance-Based LTIP Units"), which were unvested as of December 31, 2021, were forfeited as the performance measures were not met.

ESPP

Pursuant to the ESPP, employees purchased 39,851 common shares for $801,000 during the six months ended June 30, 2022. The following is a summary of the significant assumptions used to value the ESPP common shares using the Black-Scholes model:

Expected volatility	23.0%
Dividend yield	1.6%
Risk-free interest rate	0.2%
Expected life	6 months

Share-Based Compensation Expense

The following is a summary of share-based compensation expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	X	2022	2021

	(In thousands)
Time-Based LTIP Units	$6,202	$4,115		$12,328	$8,495
AO LTIP Units and Performance-Based LTIP Units	3,590	3,160		7,747	6,399
LTIP Units	1,000	1,091		1,000	1,091
Other equity awards (1)	1,399	1,459		2,826	2,922
Share-based compensation expense - other	12,191	9,825		23,901	18,907
Formation Awards	769	718		1,143	1,447
OP Units and LTIP Units (2)	248	2,265		831	5,049
Special Time-Based LTIP Units and Special Performance-Based LTIP Units (3)	560	1,458		1,847	2,890
Share-based compensation related to Formation Transaction and special equity awards (4)	1,577	4,441		3,821	9,386
Total share-based compensation expense	13,768	14,266		27,722	28,293
Less: amount capitalized	(1,297)	(610)		(2,347)	(1,401)
Share-based compensation expense	$12,471	$13,656		$25,375	$26,892
(1)	Primarily comprised of compensation expense for: (i) fully vested LTIP Units issued to certain employees in lieu of all or a portion of any cash bonuses earned, (ii) restricted share units ("RSUs") and (iii) shares issued under our ESPP.
(2)	Represents share-based compensation expense for LTIP Units and OP Units issued in the Formation Transaction, which fully vested in July 2022.
(3)	Represents equity awards issued related to our successful pursuit of Amazon's additional headquarters in National Landing.
(4)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in the accompanying statements of operations.

As of June 30, 2022, we had $63.3 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 3.3 years.

12.Transaction and Other Costs

The following is a summary of transaction and other costs:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	X	2022	2021

	(In thousands)
Demolition costs	$406	$439		$428	$1,447
Integration and severance costs	727	222		872	462
Completed, potential and pursued transaction expenses (1)	854	1,609		1,586	4,051
Transaction and other costs	$1,987	$2,270		$2,886	$5,960
(1)	Primarily consists of legal and dead deal costs related to pursued transactions.

13.Interest Expense

The following is a summary of interest expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	X	2022	2021

	(In thousands)
Interest expense before capitalized interest	$18,857	$16,800		$37,299	$33,466
Amortization of deferred financing costs	1,121	1,045		2,251	2,092
Interest expense related to finance lease right-of-use assets	247	428		2,091	854
Net unrealized (gain) loss on derivative financial instruments designated as ineffective hedges	(2,027)	46		(5,394)	(87)
Capitalized interest	(2,157)	(1,546)		(3,928)	(3,256)
Interest expense	$16,041	$16,773		$32,319	$33,069

14.Shareholders' Equity and Earnings (Loss) Per Common Share

Common Shares Repurchased

In March 2020, our Board of Trustees authorized the repurchase of up to $500.0 million of our outstanding common shares and in June 2022, increased the authorized repurchase amount by $500.0 million to an aggregate of $1.0 billion. During the three and six months ended June 30, 2022, we repurchased and retired 8.5 million and 11.8 million common shares for $213.9 million and $307.0 million, a weighted average purchase price per share of $25.15 and $25.91. During the six months ended June 30, 2021, we repurchased and retired 619,749 common shares for $19.2 million, a weighted average purchase price per share of $30.96. Since we began the share repurchase program, we have repurchased and retired 21.0 million common shares for $569.5 million, a weighted average purchase price per share of $27.12.

In July 2022, we repurchased and retired 1.5 million common shares for $36.0 million, a weighted average purchase price per share of $23.92, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

Earnings (Loss) Per Common Share

The following is a summary of the calculation of basic and diluted earnings (loss) per common share and a reconciliation of the amounts of net income (loss) available to common shareholders used in calculating basic and diluted earnings (loss) per common share to net income (loss):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	X	2022	2021

	(In thousands, except per share amounts)
Net income (loss)	$141,494	$(3,318)		$141,417	$(27,387)
Net (income) loss attributable to redeemable noncontrolling interests	(18,248)	345		(18,258)	2,575
Net loss attributable to noncontrolling interests	29	—		84	1,108
Net income (loss) attributable to common shareholders	123,275	(2,973)		123,243	(23,704)
Distributions to participating securities	(12)	(734)		(12)	(734)
Net income (loss) available to common shareholders - basic and diluted	$123,263	$(3,707)		$123,231	$(24,438)

Weighted average number of common shares outstanding - basic and diluted	121,316	131,480		123,984	131,510

Earnings (loss) per common share - basic and diluted	$1.02	$(0.03)		$0.99	$(0.19)

The effect of the redemption of OP Units, Time-Based LTIP Units, fully vested LTIP Units and Special Time-Based LTIP Units that were outstanding as of June 30, 2022 and 2021 is excluded in the computation of diluted earnings (loss) per common share as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings (loss) per share). Since OP Units, Time-Based LTIP Units, LTIP Units and Special Time-Based LTIP Units, which are held by noncontrolling interests, are attributed gains at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average impact are excluded from net income (loss) available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted earnings (loss) per common share. AO LTIP Units, Performance-Based LTIP Units, Formation Awards and RSUs, which totaled 6.0 million and 5.9 million for the three and six months ended June 30, 2022, and 3.9 million for the three and six months ended June 30, 2021, were excluded from the calculation of diluted earnings (loss) per common share as they were antidilutive, but potentially could be dilutive in the future.

Dividends Declared in July 2022

On July 29, 2022, our Board of Trustees declared a quarterly dividend of $0.225 per common share, payable on August 26, 2022 to shareholders of record as of August 12, 2022.

15.Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.

As of June 30, 2022 and December 31, 2021, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized gain (loss) on our derivative financial instruments designated as effective hedges was $21.6 million and ($17.2) million as of June 30, 2022 and December 31, 2021 and was recorded in "Accumulated other comprehensive income (loss)" in our balance sheets, of which a portion was allocated to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $10.0 million of net unrealized gain as a decrease to interest expense.

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

The following is a summary of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
June 30, 2022
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$20,383	—	$20,383	—
Derivative financial instruments designated as ineffective hedges:
Classified as assets in "Other assets, net"	5,951	—	5,951	—

December 31, 2021
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$393	—	$393	—
Classified as liabilities in "Other liabilities, net"	18,361	—	18,361	—
Derivative financial instruments designated as ineffective hedges:
Classified as assets in "Other assets, net"	558	—	558	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2022 and December 31, 2021, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains and losses included in "Other comprehensive income" in our statements of comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021 were attributable to the net change in unrealized gains or losses related to the interest rate swaps that were outstanding during those periods, none of which were reported in our statements of operations as the interest rate swaps were documented and qualified as hedging instruments.

Financial Assets and Liabilities Not Measured at Fair Value

As of June 30, 2022 and December 31, 2021, all financial assets and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	June 30, 2022		December 31, 2021
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgages payable	$1,621,127	$1,606,673	$1,788,259	$1,814,780
Revolving credit facility	—	—	300,000	300,363
Unsecured term loans	400,000	400,263	400,000	400,519
(1)	The carrying amount consists of principal only.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	X	2022	2021

	(In thousands)
Property management fees	$4,976	$4,776		$9,784	$9,718
Asset management fees	1,513	2,229		3,284	4,457
Development fees (1)	2,148	4,392		5,687	18,642
Leasing fees	1,038	1,424		2,877	2,284
Construction management fees	37	234		187	406
Other service revenue	1,499	1,790		2,315	3,488
Third-party real estate services revenue, excluding reimbursements	11,211	14,845		24,134	38,995
Reimbursement revenue (2)	10,946	11,900		21,993	25,857
Third-party real estate services revenue, including reimbursements	22,157	26,745		46,127	64,852
Third-party real estate services expenses	24,143	25,557		51,192	54,493
Third-party real estate services revenue less expenses	$(1,986)	$1,188		$(5,065)	$10,359

(1)	As of June 30, 2022, we had estimated unrecognized development fee revenue totaling $43.2 million, of which $7.1 million, $12.3 million and $6.6 million is expected to be recognized during the remainder of 2022, 2023 and 2024, and $17.2 million is expected to be recognized thereafter through 2027 as unsatisfied performance obligations are completed.
(2)	Represents reimbursement of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Management company assets primarily consist of management and leasing contracts with a net book value of $16.7 million and $19.6 million as of June 30, 2022 and December 31, 2021, which are classified in "Intangible assets, net" in our balance sheets. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

The following is the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	X	2022	2021

	(In thousands)
Net income (loss) attributable to common shareholders	$123,275	$(2,973)		$123,243	$(23,704)
Add:
Depreciation and amortization expense	49,479	56,678		107,541	121,404
General and administrative expense:
Corporate and other	14,782	13,895		30,597	26,370
Third-party real estate services	24,143	25,557		51,192	54,493
Share-based compensation related to Formation Transaction and special equity awards	1,577	4,441		3,821	9,386
Transaction and other costs	1,987	2,270		2,886	5,960
Interest expense	16,041	16,773		32,319	33,069
Loss on the extinguishment of debt	1,038	—		1,629	—
Income tax expense (benefit)	2,905	(5)		2,434	4,310
Net income (loss) attributable to redeemable noncontrolling interests	18,248	(345)		18,258	(2,575)
Net loss attributable to noncontrolling interests	(29)	—		(84)	(1,108)
Less:
Third-party real estate services, including reimbursements revenue	22,157	26,745		46,127	64,852
Other revenue	1,798	1,904		3,994	4,090
Income (loss) from unconsolidated real estate ventures, net	(2,107)	3,953		1,038	3,010
Interest and other income (loss), net	1,672	(38)		15,918	(29)
Gain on the sale of real estate, net	158,767	11,290		158,631	11,290
Consolidated NOI	$71,159	$72,437		$148,128	$144,392

The following is a summary of NOI by segment. Items classified in the Other column include future development assets, assets ground leased to third parties, corporate entities and the elimination of inter-segment activity.

	Three Months Ended June 30, 2022
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$71,903	$42,939	$2,194	$117,036
Parking revenue	4,187	250	77	4,514
Total property revenue	76,090	43,189	2,271	121,550
Property expense:
Property operating	19,624	14,870	951	35,445
Real estate taxes	9,018	5,054	874	14,946
Total property expense	28,642	19,924	1,825	50,391
Consolidated NOI	$47,448	$23,265	$446	$71,159

	Three Months Ended June 30, 2021
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$89,189	$32,718	$912	$122,819
Parking revenue	2,959	110	107	3,176
Total property revenue	92,148	32,828	1,019	125,995
Property expense:
Property operating	25,097	12,042	(2,139)	35,000
Real estate taxes	12,148	5,065	1,345	18,558
Total property expense	37,245	17,107	(794)	53,558
Consolidated NOI	$54,903	$15,721	$1,813	$72,437

	Six Months Ended June 30, 2022
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$159,524	$85,047	$4,063	$248,634
Parking revenue	8,199	384	132	8,715
Total property revenue	167,723	85,431	4,195	257,349
Property expense:
Property operating	45,826	28,625	1,638	76,089
Real estate taxes	20,795	10,275	2,062	33,132
Total property expense	66,621	38,900	3,700	109,221
Consolidated NOI	$101,102	$46,531	$495	$148,128

	Six Months Ended June 30, 2021
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$176,370	$65,304	$3,386	$245,060
Parking revenue	5,649	175	107	5,931
Total property revenue	182,019	65,479	3,493	250,991
Property expense:
Property operating	49,061	24,237	(3,567)	69,731
Real estate taxes	23,920	10,310	2,638	36,868
Total property expense	72,981	34,547	(929)	106,599
Consolidated NOI	$109,038	$30,932	$4,422	$144,392

The following is a summary of certain balance sheet data by segment:

	Commercial	Multifamily	Other	Total

	(In thousands)
June 30, 2022
Real estate, at cost	$2,722,907	$2,481,213	$402,467	$5,606,587
Investments in unconsolidated real estate ventures	233,519	96,030	84,800	414,349
Total assets	3,016,911	1,856,493	706,498	5,579,902
December 31, 2021
Real estate, at cost	$3,422,278	$2,367,712	$446,486	$6,236,476
Investments in unconsolidated real estate ventures	281,515	103,389	77,981	462,885
Total assets	3,591,839	1,797,807	996,560	6,386,206

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

Construction Commitments

As of June 30, 2022, we had assets under construction that will, based on our current plans and estimates, require an additional $528.5 million to complete, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset sales and recapitalizations, and available cash.

Environmental Matters

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the assets. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $19.4 million and $18.2 million as of June 30, 2022 and December 31, 2021 and are included in "Other liabilities, net" in our balance sheets.

Other

As of June 30, 2022, we had committed tenant-related obligations totaling $74.3 million ($68.8 million related to our consolidated entities and $5.5 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

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

As of June 30, 2022, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures and other investments totaling $66.4 million. As of June 30, 2022, we had no principal payment guarantees related to our unconsolidated real estate ventures.

Additionally, with respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of June 30, 2022, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

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

18.Transactions with Related Parties

Our third-party asset management and real estate services business provides fee-based real estate services to the WHI, the JBG Legacy Funds and other third parties, including Amazon. In connection with the contribution to us of certain assets formerly owned by the JBG Legacy Funds as part of the Formation Transaction, the general partner and managing member interests in the JBG Legacy Funds that were held by certain former JBG executives (and who became members of our management team and/or Board of Trustees) were not transferred to us and remain under the control of these individuals. In addition, certain members of our senior management team and Board of Trustees have ownership interests in the JBG Legacy Funds, and own carried interests in each fund and in certain of our real estate ventures that entitle them to receive cash payments if the fund or real estate venture achieves certain return thresholds.

We launched the WHI with the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. We are the manager for the WHI Impact Pool, which is the social impact debt financing vehicle of the WHI. As of June 30, 2022, the WHI Impact Pool had completed closings of capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million. As of June 30, 2022, our remaining unfunded commitment was $6.2 million.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds and the WHI Impact Pool was $4.8 million and $10.3 million for the three and six months ended June 30, 2022, and $5.8 million and $11.6 million for the three and six months ended June 30, 2021. As of June 30, 2022 and December 31, 2021, we had receivables from the JBG Legacy Funds and the WHI Impact Pool totaling $3.3 million and $3.2 million for such services.

We rented our former corporate offices from an unconsolidated real estate venture and made payments totaling $321,000 and $708,000 for the three and six months ended June 30, 2022, and $495,000 and $766,000 for the three and six months ended June 30, 2021.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $2.0 million and $5.1 million during the three and six months ended June 30, 2022, and $4.1 million and $8.5 million for the three and six months ended June 30, 2021, which is included in "Property operating expenses" in our statements of operations.

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

Organization and Basis of Presentation

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust ("REIT"), owns and operates a portfolio of commercial and multifamily assets amenitized with ancillary retail. JBG SMITH's portfolio reflects its longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area with high barriers to entry and vibrant urban amenities. Approximately two-thirds of our portfolio is in National Landing in Northern Virginia where we serve as the developer for Amazon.com, Inc.'s ("Amazon") new headquarters and where Virginia Tech's $1 billion Innovation Campus is under construction. In addition, our third-party asset management and real estate services business provides fee-based real estate services to Amazon, the Washington Housing Initiative ("WHI") Impact Pool, the legacy funds formerly organized by The JBG Companies ("JBG") (the "JBG Legacy Funds") and other third parties. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. JBG SMITH is referred to as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our 10% subordinated interest in one commercial building and our 33.5% subordinated interest in four commercial buildings, as well as the associated non-recourse mortgages payable, held through unconsolidated real estate ventures as our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures and have not guaranteed their obligations or otherwise committed to providing financial support.

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of June 30, 2022 and December 31, 2021, and for the three and six months ended June 30, 2022 and 2021. References to our balance sheets refer to our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. References to our statements of operations refer to our condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021.

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

We have elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under those sections, a REIT which distributes at least 90% of its REIT taxable income as dividends to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. We currently adhere and intend to continue to adhere to these requirements and to maintain our REIT status in future periods. We also participate in the activities conducted by our subsidiary entities that have elected to be treated as taxable REIT subsidiaries under the Code. As such, we are subject to federal, state and local taxes on the income from those activities.

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

Overview

As of June 30, 2022, our Operating Portfolio consisted of 56 operating assets comprising 35 commercial assets totaling 10.5 million square feet (8.9 million square feet at our share), 19 multifamily assets totaling 7,359 units (6,496 units at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have: (i) two under-construction multifamily assets with 1,583 units (1,583 units at our share); (ii) eight near-term development assets totaling 3.7 million square feet (3.5 million square feet at our share) of estimated potential development density; and (iii) 16 future development assets totaling 8.8 million square feet (6.3 million square feet at our share) of estimated potential development density.

We continue to implement our comprehensive plan to reposition our holdings in National Landing in Northern Virginia by executing a broad array of Placemaking strategies. Our Placemaking includes the delivery of new multifamily and office developments, locally sourced amenity retail, and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. In keeping with our dedication to Placemaking, each new project is intended to contribute to authentic and distinct neighborhoods by creating a vibrant street environment with robust retail offerings and other amenities, including improved public spaces. Additionally, the cutting-edge digital infrastructure investments we are making, including our ownership of Citizens Broadband Radio Service wireless spectrum in National Landing and an agreement with AT&T, are advancing our efforts to make National Landing among the first 5G-operable submarkets in the nation.

In November 2018, Amazon announced it had selected sites in National Landing as the location of its new headquarters. We currently have leases with Amazon totaling 1.0 million square feet at six office buildings in National Landing. We have sold to Amazon two of our National Landing development sites, Metropolitan Park and Pen Place. We are currently constructing two new office buildings for Amazon on Metropolitan Park, totaling 2.1 million square feet, inclusive of over 50,000 square feet of street-level retail with new shops and restaurants. We are the developer, property manager and retail leasing agent for Amazon's new headquarters at National Landing.

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

Our office portfolio occupancy improved by 280 basis points in the second quarter as compared to March 31, 2022. Excluding assets that were sold during the quarter, our operating commercial operating occupancy increased by 40 basis points in the second quarter. New leasing has been slow to recover from the pandemic and will likely continue to lag due to delayed return-to-the office plans and decision-making related to future office utilization. We expect this lag to continue to impact our occupancy levels for the foreseeable future. We have seen an increase in the number of employees returning to the office, with parking revenue in our commercial portfolio at approximately 74% of pre-pandemic levels of approximately $25 million annually, at our share.

Our multifamily portfolio occupancy improved by 70 basis points in the second quarter as compared to March 31, 2022, as residents continued to return to urban environments and cities repopulated. Although asking rents in our portfolio ended the quarter above pre-pandemic levels, average in-place rents ended the quarter approximately 10.9% below asking rents. For the second quarter lease expirations, we increased average renewal rates by approximately 8.6%. We expect in-place rents to increase as leases roll due to the expiration of several jurisdictional restrictions on rent increases.

Operating Results

Key highlights for the three and six months ended June 30, 2022 included:

●	net income attributable to common shareholders of $123.3 million, or $1.02 per diluted common share, for the three months ended June 30, 2022 compared to a net loss attributable to common shareholders of $3.0 million, or $0.03 per diluted common share, for the three months ended June 30, 2021. Net income attributable to common shareholders of $123.2 million, or $0.99 per diluted common share, for the six months ended June 30, 2022 compared to a net loss attributable to common shareholders of $23.7 million, or $0.19 per diluted common share, for the six months ended June 30, 2021;
●	third-party real estate services revenue, including reimbursements, of $22.2 million and $46.1 million for the three and six months ended June 30, 2022 compared to $26.7 million and $64.9 million for the three and six months ended June 30, 2021;
●	operating commercial portfolio leased and occupied percentages at our share of 87.3% and 86.1% as of June 30, 2022 compared to 85.2% and 83.3% as of March 31, 2022, and 85.9% and 84.4% as of June 30, 2021;
●	operating multifamily portfolio leased and occupied percentages (1) at our share of 95.7% and 92.3% as of June 30, 2022 compared to 94.1% and 91.6% as of March 31, 2022, and 92.8% and 88.7% as of June 30, 2021. In-service operating multifamily portfolio leased and occupied percentages at our share of 96.6% and 93.1% as of June 30, 2022, compared to 95.5% and 92.9% as of March 31, 2022, and 96.4% and 92.7% as of June 30, 2021;
●	the leasing of 326,000 square feet at our share, at an initial rent (2) of $40.34 per square foot and a GAAP-basis weighted average rent per square foot (3) of $38.43 for the three months ended June 30, 2022, and the leasing of 536,000 square feet at our share, at an initial rent (2) of $45.62 per square foot and a GAAP-basis weighted average rent per square foot(3) of $44.34 for the six months ended June 30, 2022; and

●	an increase in same store (4) NOI of 13.8% to $79.3 million for the three months ended June 30, 2022 compared to $69.7 million for the three months ended June 30, 2021, and an increase in same store (4) NOI of 13.9% to $155.4 million for the six months ended June 30, 2022 compared to $136.5 million for the six months ended June 30, 2021.
(1)	2221 S. Clark Street - Residential and 900 W Street are excluded from leased and occupied percentages as they are operated as short-term rental properties
(2)	Represents the cash basis weighted average starting rent per square foot at our share, which excludes free rent and fixed escalations.
(3)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations.
(4)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the six months ended June 30, 2022 included:

●	the sale of the Universal Buildings, Pen Place and a development parcel for an aggregate gross sales price of $429.3 million. See Note 3 to the financial statements for additional information;
●	the formation of an unconsolidated real estate venture with affiliates of Fortress Investment Group LLC to recapitalize a 1.6 million square foot office portfolio and land parcels for a gross sales price of $580.0 million comprising four wholly owned commercial assets. See Note 4 to the financial statements for additional information;
●	recognition of an aggregate gain of $6.2 million from the sale of various assets by our unconsolidated real estate ventures. See Note 4 to the financial statements for additional information;
●	the sale of investments in equity securities during the first quarter of 2022, which had been carried at cost, resulting in a realized gain of $13.9 million;
●	the amendment of a $200.0 million unsecured term loan, originally maturing in January 2023, to extend the maturity date to January 2025 with two one-year extension options, and to amend the interest rate to Secured Overnight Financing Rate ("SOFR") plus 1.15% to SOFR plus 1.75%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets;
●	the repayment of the outstanding balance on our revolving credit facility totaling $300.0 million;
●	the payment of dividends totaling $56.3 million and distributions to our redeemable noncontrolling interests of $8.2 million;
●	the repurchase and retirement of 11.8 million of our common shares for $307.0 million, a weighted average purchase price per share of $25.91; and
●	the investment of $128.1 million in development, construction in progress and real estate additions.

Activity subsequent to June 30, 2022 included:

●	the borrowing of $100.0 million under our revolving credit facility, and the amendment of the interest rate to SOFR plus 1.15% to SOFR plus 1.60%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets;
●	the amendment of a $200.0 million unsecured term loan to increase its borrowing capacity by $200.0 million. The incremental $200.0 million includes a one-year delayed draw feature, which was undrawn as of the date of this filing. The amendment extends the maturity date of the term loan from July 2024 to January 2028 and amends the interest rate to SOFR plus 1.25% to SOFR plus 1.80% per annum, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets. We also entered into two forward-starting interest rate swaps with an effective date of July 2024 and a total notional value of $200.0 million, which will effectively fix SOFR at a weighted average interest rate of 2.25% through the maturity date;
●	the acquisition of the remaining 36.0% ownership interest in Atlantic Plumbing, a multifamily asset owned by an unconsolidated real estate venture, for $19.7 million;
●	the repurchase and retirement of 1.5 million common shares for $36.0 million, a weighted average purchase price per share of $23.92, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended; and

●	the declaration of a quarterly dividend of $0.225 per common share, payable on August 26, 2022 to shareholders of record as of August 12, 2022.

Critical Accounting Estimates

Our Annual Report contains a description of our critical accounting estimates, including asset acquisitions, real estate, investments in real estate ventures and revenue recognition. There have been no significant changes to our policies during the six months ended June 30, 2022.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of recent accounting pronouncements.

Results of Operations

During the six months ended June 30, 2022, we sold the Universal Buildings and Pen Place, and sold 7200 Wisconsin Avenue, 1730 M Street, RTC-West/RTC-West Trophy Office/RTC-West Land ("RTC-West") and Courthouse Plaza 1 and 2 to an unconsolidated real estate venture. We collectively refer to these assets as the "Disposed Properties" in the discussion below. In November 2021, we acquired The Batley.

Comparison of the Three Months Ended June 30, 2022 to 2021

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended June 30, 2022 compared to the same period in 2021:

	Three Months Ended June 30,
	2022	2021	% Change

	(Dollars in thousands)
Property rental revenue	$117,036	$122,819	(4.7)%
Third-party real estate services revenue, including reimbursements	22,157	26,745	(17.2)%
Depreciation and amortization expense	49,479	56,678	(12.7)%
Property operating expense	35,445	35,000	1.3%
Real estate taxes expense	14,946	18,558	(19.5)%
General and administrative expense:
Corporate and other	14,782	13,895	6.4%
Third-party real estate services	24,143	25,557	(5.5)%
Share-based compensation related to Formation Transaction and special equity awards	1,577	4,441	(64.5)%
Transaction and other costs	1,987	2,270	(12.5)%
Income (loss) from unconsolidated real estate ventures, net	(2,107)	3,953	(153.3)%
Interest expense	16,041	16,773	(4.4)%
Gain on the sale of real estate, net	158,767	11,290	*

* Not meaningful.

Property rental revenue decreased by approximately $5.8 million, or 4.7%, to $117.0 million in 2022 from $122.8 million in 2021. The decrease was primarily due to a $16.8 million decrease related to the Disposed Properties and a $1.3 million decrease related to 2451 Crystal Drive due to construction management services provided to tenants in 2021. The decrease in property rental revenue was partially offset by (i) a $4.6 million increase related to higher occupancy at several recently developed properties (4747 Bethesda Avenue, West Half, The Wren, 900 W Street and 901 W Street), (ii) a $2.8 million increase related to The Batley, (iii) a $1.8 million increase at RiverHouse and The Bartlett due to higher occupancy, (iv) a $1.4 million increase related to Crystal City Marriott due to increased occupancy, (v) a $1.3 million increase due to cash basis tenants paying previously deferred rent in 2022 and to a decrease in uncollectible operating lease receivables, and (vi) an $808,000 increase related to the commencement of a lease with Amazon at 2100 Crystal Drive.

Third-party real estate services revenue, including reimbursements, decreased by approximately $4.6 million, or 17.2%, to $22.2 million in 2022 from $26.7 million in 2021. The decrease was primarily due to (i) a $2.2 million decrease in development fees related to the timing of development projects, (ii) a $954,000 decrease in reimbursement revenue and (iii) a $716,000 decrease in asset management fees due to the sale of assets within the JBG Legacy Funds.

Depreciation and amortization expense decreased by approximately $7.2 million, or 12.7%, to $49.5 million in 2022 from $56.7 million in 2021. The decrease was primarily due to an $8.7 million decrease related to the Disposed Properties and a $1.7 million decrease related to 2345 Crystal Drive primarily due to the amortization and disposal of certain tenant improvements in 2021. The decrease in depreciation and amortization expense was partially offset by a $2.9 million increase related to The Batley.

Property operating expense increased by approximately $445,000, or 1.3%, to $35.4 million in 2022 from $35.0 million in 2021. The increase was primarily due to (i) a $2.8 million increase in property operating expenses across our portfolio, primarily utility, and repairs and maintenance expenses, (ii) an $875,000 increase related to The Batley, (iii) an $821,000 increase related to higher occupancy at several recently developed properties (4747 Bethesda Avenue, West Half, The Wren, 900 W Street and 901 W Street), (iv) a $772,000 increase at properties in our development pipeline due to an increase in marketing expenses and (v) a $552,000 increase related to technology initiatives in National Landing. The increase in property operating expense was partially offset by a $5.6 million decrease related to the Disposed Properties.

Real estate tax expense decreased by approximately $3.6 million, or 19.5%, to $14.9 million in 2022 from $18.6 million in 2021. The decrease was primarily due to a $3.4 million decrease related to the Disposed Properties.

General and administrative expense: corporate and other increased by approximately $887,000, or 6.4%, to $14.8 million in 2022 from $13.9 million in 2021. The increase was primarily due to an increase in compensation expense.

General and administrative expense: third-party real estate services decreased by approximately $1.4 million, or 5.5%, to $24.1 million in 2022 from $25.6 million in 2021. The decrease was primarily due to a decrease in reimbursable expenses, partially offset by an increase in compensation expense.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by approximately $2.9 million, or 64.5%, to $1.6 million in 2022 from $4.4 million in 2021. The decrease was primarily due to the graded vesting of certain awards issued in prior years, which resulted in lower expense as portions of the awards vested.

Transaction and other costs of $2.0 million in 2022 included (i) $854,000 of expenses related to completed, potential and pursued transactions, (ii) $727,000 of integration and severance costs and (iii) $406,000 of demolition costs related to 223 23rd Street and 2250/2300 Crystal Drive. Transaction and other costs of $2.3 million in 2021 included (i) $1.6 million of expenses related to completed, potential and pursued transactions, (ii) $439,000 of demolition costs related to 2000/2001 South Bell Street and (iii) $222,000 of integration and severance costs.

Income (loss) from unconsolidated real estate ventures decreased by approximately $6.1 million, or 153.3%, to a loss of $2.1 million for 2022 from income of $4.0 million in 2021. The decrease was primarily due to a $4.3 million reduction in gains on sale of real estate related to various asset sales in 2022 compared to 2021 and a $1.8 million loss on the extinguishment of debt related to a property that was sold in 2022.

Interest expense decreased by approximately $732,000, or 4.4%, to $16.0 million in 2022 from $16.8 million in 2021. The decrease in interest expense was due to a $2.0 million increase in the fair value of our interest rate caps due to rising interest rates and a $1.0 million decrease related to the Disposed Properties. The decrease in interest expense was partially offset by (i) a $1.1 million increase due to new mortgage loans entered into in 2021 at 1225 S. Clark Street and 1215 S. Clark Street, (ii) a $445,000 increase related to a higher average outstanding balance on our revolving credit facility, (iii) a $276,000 increase at 4747 Bethesda due to rising interest rates and (iv) a $199,000 increase due to an increase in rates related to the Tranche A-1 Term Loan.

Gain on the sale of real estate of $158.8 million in 2022 was due to the disposition of the Disposed Properties. See Note 3 to the financial statements for additional information. Gain on the sale of real estate of $11.3 million in 2021 was based on the cash received and the remeasurement of our retained interest in the land we contributed to one of our unconsolidated real estate ventures.

Comparison of the Six Months Ended June 30, 2022 to 2021

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the six months ended June 30, 2022 compared to the same period in 2021:

	Six Months Ended June 30,
	2022	2021	% Change

	(Dollars in thousands)
Property rental revenue	$248,634	$245,060	1.5%
Third-party real estate services revenue, including reimbursements	46,127	64,852	(28.9)%
Depreciation and amortization expense	107,541	121,404	(11.4)%
Property operating expense	76,089	69,731	9.1%
Real estate taxes expense	33,132	36,868	(10.1)%
General and administrative expense:
Corporate and other	30,597	26,370	16.0%
Third-party real estate services	51,192	54,493	(6.1)%
Share-based compensation related to Formation Transaction and special equity awards	3,821	9,386	(59.3)%
Transaction and other costs	2,886	5,960	(51.6)%
Income from unconsolidated real estate ventures, net	1,038	3,010	65.5%
Interest and other income (loss), net	15,918	(29)	*
Interest expense	32,319	33,069	(2.3)%
Gain on the sale of real estate, net	158,631	11,290	*

* Not meaningful.

Property rental revenue increased by approximately $3.6 million, or 1.5%, to $248.6 million in 2022 from $245.1 million in 2021. The increase was primarily due to (i) a $9.1 million increase related to higher occupancy at several recently developed properties (4747 Bethesda Avenue, West Half, The Wren, 900 W Street and 901 W Street), (ii) a $5.6 million increase related to The Batley, (iii) a $3.7 million increase related to the commencement of a lease with Amazon at 2100 Crystal Drive, (iv) a $3.0 million increase at RiverHouse and The Bartlett due to higher occupancy and (v) a $1.4 million increase related to Crystal City Marriott due to increased occupancy. The increase in property rental revenue was partially offset by an $18.5 million decrease related to the Disposed Properties.

Third-party real estate services revenue, including reimbursements, decreased by approximately $18.7 million, or 28.9%, to $46.1 million in 2022 from $64.9 million in 2021. The decrease was primarily due to a $13.0 million decrease in development fees related to the timing of development projects and a $3.9 million decrease in reimbursement revenue due to the termination of a management agreement.

Depreciation and amortization expense decreased by approximately $13.9 million, or 11.4%, to $107.5 million in 2022 from $121.4 million in 2021. The decrease was primarily due to an $18.5 million decrease related to the Disposed Properties and a $3.6 million decrease related to 2345 Crystal Drive primarily due to the amortization and disposal of certain tenant improvements in 2021. The decrease in depreciation and amortization expense was partially offset by a $7.2 million increase related to The Batley and an $820,000 increase related to 1770 Crystal Drive due to new tenants taking occupancy.

Property operating expense increased by approximately $6.4 million, or 9.1%, to $76.1 million in 2022 from $69.7 million in 2021. The increase was primarily due to (i) a $4.2 million increase in property operating expenses across our portfolio, primarily utility, and repairs and maintenance expenses, (ii) a $2.3 million increase related to technology initiatives in National Landing, (iii) a $1.8 million increase related to The Batley, (iv) a $1.4 million increase related to higher occupancy at several recently developed properties (4747 Bethesda Avenue, West Half, The Wren, 900 W Street and 901 W Street), (v) a $1.0 million increase at properties in our development pipeline due to an increase in marketing expenses and (vi) a $902,000 increase related to 2221 S. Clark Street – Residential due to higher property management and other operating expenses. The increase in property operating expense was partially offset by a $5.7 million decrease related to the Disposed Properties.

Real estate tax expense decreased by approximately $3.7 million, or 10.1%, to $33.1 million in 2022 from $36.9 million in 2021. The decrease was primarily due to a $3.8 million decrease related to the Disposed Properties.

General and administrative expense: corporate and other increased by approximately $4.2 million, or 16.0%, to $30.6 million in 2022 from $26.4 million in 2021. The increase was primarily due to an increase in compensation expense.

General and administrative expense: third-party real estate services decreased by approximately $3.3 million, or 6.1%, to $51.2 million in 2022 from $54.5 million in 2021. The decrease was primarily due to a decrease in reimbursable expenses, partially offset by an increase in compensation expense.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by approximately $5.6 million, or 59.3%, to $3.8 million in 2022 from $9.4 million in 2021. The decrease was primarily due to the graded vesting of certain awards issued in prior years, which resulted in lower expense as portions of the awards vested.

Transaction and other costs of $2.9 million in 2022 included (i) $1.6 million of expenses related to completed, potential and pursued transactions, (ii) $872,000 of integration and severance costs and (iii) $428,000 of demolition costs related to 223 23rd Street and 2250/2300 Crystal Drive. Transaction and other costs of $6.0 million in 2021 included (i) $4.1 million of expenses related to completed, potential and pursued transactions, (ii) $1.4 million of demolition costs related to 2000/2001 South Bell Street and (iii) $462,000 of integration and severance costs.

Income from unconsolidated real estate ventures decreased by approximately $2.0 million, or 65.5%, to $1.0 million for 2022 from $3.0 million in 2021. The decrease was primarily due to a $1.0 million reduction in gains on sale of real estate related to various asset sales in 2022 compared to 2021.

Interest and other income of $15.9 million in 2022 was primarily related to a realized gain of $13.9 million from the sale of investments in equity securities during the first quarter of 2022, which had been carried at cost, and a $1.2 million unrealized gain in 2022 related to equity investments carried at fair value.

Interest expense decreased by approximately $750,000, or 2.3%, to $32.3 million in 2022 from $33.1 million in 2021. The decrease in interest expense was due to a $5.4 million increase in the fair value of our interest rate caps due to rising interest rates and a $1.2 million decrease related to 1730 M Street and RTC-West, which were sold to an unconsolidated real estate venture in April 2022. The decrease in interest expense was partially offset by (i) a $2.0 million increase due to new mortgage loans entered into in 2021 at 1225 S. Clark Street and 1215 S. Clark Street, (ii) a $1.6 million increase at Courthouse Plaza 1 and 2 due to a ground lease amendment in December 2021, which resulted in the ground lease being treated as a finance lease until we sold the asset to an unconsolidated real estate venture in April 2022, (iii) a $1.3 million increase related to a higher average outstanding balance on our revolving credit facility, (iv) a $326,000 increase related to 4747 Bethesda Avenue due to rising interest rates and (v) a $244,000 increase due to an increase in rates related to the Tranche A-1 Term Loan.

Gain on the sale of real estate of $158.6 million in 2022 was primarily due to the sale of the Disposed Properties. See Note 3 to the financial statements for additional information. Gain on the sale of real estate of $11.3 million in 2021 was based on the cash received and the remeasurement of our retained interest in the land we contributed to one of our unconsolidated real estate ventures.

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

The following is the reconciliation of net income (loss) attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	X	2022	2021

	(In thousands)
Net income (loss) attributable to common shareholders	$123,275	$(2,973)		$123,243	$(23,704)
Net income (loss) attributable to redeemable noncontrolling interests	18,248	(345)		18,258	(2,575)
Net loss attributable to noncontrolling interests	(29)	—		(84)	(1,108)
Net income (loss)	141,494	(3,318)		141,417	(27,387)
Gain on the sale of real estate, net of tax	(155,642)	(11,290)		(155,506)	(11,290)
Gain on the sale of unconsolidated real estate assets	(936)	(5,189)		(6,179)	(5,189)
Real estate depreciation and amortization	47,242	54,475		102,759	116,975
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	6,416	7,277		13,286	14,588
FFO attributable to noncontrolling interests	(47)	(41)		(73)	1,030
FFO attributable to common limited partnership units ("OP Units")	38,527	41,914		95,704	88,727
FFO attributable to redeemable noncontrolling interests	(4,966)	(4,054)		(10,843)	(8,539)
FFO attributable to common shareholders	$33,561	$37,860		$84,861	$80,188

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

Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. During the three months ended June 30, 2022, our same store pool decreased to 52 properties from 59 properties due to the exclusion of the Universal Buildings, 7200 Wisconsin Avenue, 1730 M Street, RTC-West, Courthouse Plaza 1 and 2, Galvan and 1900 N Street, which were sold during the period. During the six months ended June 30, 2022, our same store pool decreased to 52 properties from 55 properties due to the inclusion of West Half, 901 W Street, 900 W Street, 1770 Crystal Drive, and 4747 Bethesda Avenue, and the exclusion of The Alaire, The Terano, the Universal Buildings, 7200 Wisconsin Avenue, 1730 M Street, RTC-West, Courthouse Plaza 1 and 2, and Galvan, which were sold during the period. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under-construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same store NOI increased $9.6 million, or 13.8%, to $79.3 million for the three months ended June 30, 2022 from $69.7 million for the same period in 2021. Same store NOI increased $18.9 million, or 13.9%, to $155.4 million for the six months ended June 30, 2022 from $136.5 million for the same period in 2021. The increase was substantially attributable to (i) higher occupancy and rents, and lower concessions and bad debt reserves in our multifamily portfolio, (ii) higher occupancy and average daily rates at the Crystal City Marriott, (iii) an increase in parking revenue in our commercial portfolio and (iv) the burn-off of rent abatement in our commercial portfolio.

The following is the reconciliation of net income (loss) attributable to common shareholders to NOI and same store NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Net income (loss) attributable to common shareholders	$123,275	$(2,973)	$123,243	$(23,704)
Add:
Depreciation and amortization expense	49,479	56,678	107,541	121,404
General and administrative expense:
Corporate and other	14,782	13,895	30,597	26,370
Third-party real estate services	24,143	25,557	51,192	54,493
Share-based compensation related to Formation Transaction and special equity awards	1,577	4,441	3,821	9,386
Transaction and other costs	1,987	2,270	2,886	5,960
Interest expense	16,041	16,773	32,319	33,069
Loss on the extinguishment of debt	1,038	—	1,629	—
Income tax expense (benefit)	2,905	(5)	2,434	4,310
Net income (loss) attributable to redeemable noncontrolling interests	18,248	(345)	18,258	(2,575)
Net loss attributable to noncontrolling interests	(29)	—	(84)	(1,108)
Less:
Third-party real estate services, including reimbursements revenue	22,157	26,745	46,127	64,852
Other revenue	1,798	1,904	3,994	4,090
Income (loss) from unconsolidated real estate ventures, net	(2,107)	3,953	1,038	3,010
Interest and other income (loss), net	1,672	(38)	15,918	(29)
Gain on the sale of real estate, net	158,767	11,290	158,631	11,290
Consolidated NOI	71,159	72,437	148,128	144,392
NOI attributable to unconsolidated real estate ventures at our share	8,321	8,109	15,268	15,613
Non-cash rent adjustments (1)	(1,978)	(4,088)	(3,769)	(8,853)
Other adjustments (2)	5,695	5,191	14,443	9,933
Total adjustments	12,038	9,212	25,942	16,693
NOI	83,197	81,649	174,070	161,085
Less: out-of-service NOI loss (3)	(2,046)	(1,329)	(3,498)	(2,619)
Operating Portfolio NOI	85,243	82,978	177,568	163,704
Non-same store NOI (4)	5,915	13,257	22,152	27,226
Same store NOI (5)	$79,328	$69,721	$155,416	$136,478

Change in same store NOI	13.8%		13.9%
Number of properties in same store pool	52		52
(1)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.
(2)	Adjustment to include other revenue and payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue and allocated corporate general and administrative expenses to operating properties.
(3)	Includes the results of our under-construction assets, and near-term and future development pipelines.
(4)	Includes the results of properties that were not in-service for the entirety of both periods being compared and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(5)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	X	2022	2021

	(In thousands)
Property management fees	$4,976	$4,776		$9,784	$9,718
Asset management fees	1,513	2,229		3,284	4,457
Development fees (1)	2,148	4,392		5,687	18,642
Leasing fees	1,038	1,424		2,877	2,284
Construction management fees	37	234		187	406
Other service revenue	1,499	1,790		2,315	3,488
Third-party real estate services revenue, excluding reimbursements	11,211	14,845		24,134	38,995
Reimbursement revenue (2)	10,946	11,900		21,993	25,857
Third-party real estate services revenue, including reimbursements	22,157	26,745		46,127	64,852
Third-party real estate services expenses	24,143	25,557		51,192	54,493
Third-party real estate services revenue less expenses	$(1,986)	$1,188		$(5,065)	$10,359
(1)	As of June 30, 2022, we had estimated unrecognized development fee revenue totaling $43.2 million, of which $7.1 million, $12.3 million and $6.6 million is expected to be recognized during the remainder of 2022, 2023 and 2024, and $17.2 million is expected to be recognized thereafter through 2027 as unsatisfied performance obligations are completed.
(2)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

See discussion of third-party real estate services revenue, including reimbursements, and third-party real estate services expenses for the three and six months ended June 30, 2022 in the preceding pages under "Results of Operations."

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

Property revenue is calculated as property rental revenue plus parking revenue. Property expense is calculated as property operating expenses plus real estate taxes. Consolidated NOI is calculated as property revenue less property expense. See Note 16 to the financial statements for the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI for the three and six months ended June 30, 2022 and 2021. The following is a summary of NOI by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	X	2022	2021

	(In thousands)
Property revenue:
Commercial	$76,090	$92,148		$167,723	$182,019
Multifamily	43,189	32,828		85,431	65,479
Other (1)	2,271	1,019		4,195	3,493
Total property revenue	121,550	125,995		257,349	250,991

Property expense:
Commercial	28,642	37,245		66,621	72,981
Multifamily	19,924	17,107		38,900	34,547
Other (1)	1,825	(794)		3,700	(929)
Total property expense	50,391	53,558		109,221	106,599

Consolidated NOI:
Commercial	47,448	54,903		101,102	109,038
Multifamily	23,265	15,721		46,531	30,932
Other (1)	446	1,813		495	4,422
Consolidated NOI	$71,159	$72,437		$148,128	$144,392
(1)	Includes activity related to future development assets, ground leases in which we are the lessor, corporate entities and the elimination of inter-segment activity.

Comparison of the Three Months Ended June 30, 2022 to 2021

Commercial: Property rental revenue decreased by $16.1 million, or 17.4%, to $76.1 million in 2022 from $92.1 million in 2021. Consolidated NOI decreased by $7.5 million, or 13.6%, to $47.4 million in 2022 from $54.9 million in 2021. The decreases in property revenue and consolidated NOI were due to the Disposed Properties, which were partially offset by an increase at the Crystal City Marriott due to higher occupancy, an increase in parking revenue driven by an increase in both contract and transient parking, and an increase at 2100 Crystal Drive due to the commencement of a lease with Amazon.

Multifamily: Property rental revenue increased by $10.4 million, or 31.6%, to $43.2 million in 2022 from $32.8 million in 2021. Consolidated NOI increased by $7.5 million, or 48.0%, to $23.3 million in 2022 from $15.7 million in 2021. The increases in property revenue and consolidated NOI were due to the acquisition of The Batley in November 2021, higher occupancy and rental rates, and lower bad debt reserves across the portfolio. The increase in property rental revenue and consolidated NOI were partially offset by an increase in operating costs.

Comparison of the Six Months Ended June 30, 2022 to 2021

Commercial: Property rental revenue decreased by $14.3 million, or 7.9%, to $167.7 million in 2022 from $182.0 million in 2021. Consolidated NOI decreased by $7.9 million, or 7.3%, to $101.1 million in 2022 from $109.0 million in 2021. The decreases in property revenue and consolidated NOI were due to the Disposed Properties, which were partially offset by an increase at the Crystal City Marriott due to higher occupancy, an increase in parking revenue driven by an increase in both contract and transient parking, and an increase at 2100 Crystal Drive due to the commencement of a lease with Amazon.

Multifamily: Property rental revenue increased by $20.0 million, or 30.5%, to $85.4 million in 2022 from $65.5 million in 2021. Consolidated NOI increased by $15.6 million, or 50.4%, to $46.5 million in 2022 from $30.9 million in 2021. The increases in property revenue and consolidated NOI were due to the acquisition of The Batley in November 2021, higher occupancy and rental rates, and lower bad debt reserves across the portfolio. The increase in property rental revenue and consolidated NOI were partially offset by an increase in operating costs.

Liquidity and Capital Resources

Property rental income is our primary source of operating cash flow and depends on many factors including occupancy levels and rental rates, as well as our tenants' ability to pay rent. In addition, our third-party asset management and real estate services business provides fee-based real estate services to Amazon, the WHI Impact Pool, the JBG Legacy Funds and other third parties. Our assets provide a relatively consistent level of cash flow that enables us to pay operating expenses, debt service, recurring capital expenditures, dividends to shareholders and distributions to holders of OP Units and long-term incentive partnership units ("LTIP Units"). Other sources of liquidity to fund cash requirements include proceeds from financings, recapitalizations, asset sales and the issuance and sale of securities. We anticipate that cash flows from continuing operations and proceeds from financings, asset sales and recapitalizations, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, any dividends to shareholders and distributions to holders of OP Units and LTIP Units over the next 12 months.

Financing Activities

The following is a summary of mortgages payable:

	Weighted Average
	Effective
	Interest Rate (1)	June 30, 2022	December 31, 2021

		(In thousands)
Variable rate (2)	3.68%	$857,446	$867,246
Fixed rate (3)	4.45%	763,681	921,013
Mortgages payable		1,621,127	1,788,259
Unamortized deferred financing costs and premium/discount, net (4)		(8,958)	(10,560)
Mortgages payable, net		$1,612,169	$1,777,699
(1)	Weighted average effective interest rate as of June 30, 2022.
(2)	Includes variable rate mortgages payable with interest rate cap agreements.
(3)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(4)	As of June 30, 2022 and December 31, 2021, excludes $5.7 million and $6.4 million of net deferred financing costs related to unfunded mortgage loans that were included in "Other assets, net."

As of June 30, 2022 and December 31, 2021, the net carrying value of real estate collateralizing our mortgages payable, totaled $1.6 billion and $1.8 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgages payable are recourse to us. See Note 17 to the financial statements for additional information.

As of June 30, 2022 and December 31, 2021, we had various interest rate swap and cap agreements on certain mortgages payable with an aggregate notional value of $1.2 billion and $1.3 billion. See Note 15 to the financial statements for additional information.

Credit Facility

As of June 30, 2022, our $1.4 billion credit facility consisted of a $1.0 billion revolving credit facility maturing in January 2025, a $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2025 and a $200.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in July 2024. In January 2022, the Tranche A-1 Term Loan was amended to extend the maturity date to January 2025 with two one-year extension options, and to amend the interest rate to SOFR plus 1.15% to SOFR plus 1.75%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets. In connection with the loan amendment, we amended the related interest rate swaps, extending the maturity to July 2024 and converting the hedged rate from one-month LIBOR to one-month SOFR. The following is a summary of amounts outstanding under the credit facility:

	Effective
	Interest Rate (1)	June 30, 2022	December 31, 2021

		(In thousands)
Revolving credit facility (2) (3) (4)	2.84%	$—	$300,000

Tranche A-1 Term Loan (5)	2.61%	$200,000	$200,000
Tranche A-2 Term Loan (5)	2.49%	200,000	200,000
Unsecured term loans		400,000	400,000
Unamortized deferred financing costs, net		(1,500)	(1,336)
Unsecured term loans, net		$398,500	$398,664
(1)	Effective interest rate as of June 30, 2022. The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(2)	As of June 30, 2022 and December 31, 2021, letters of credit with an aggregate face amount of $467,000 and $911,000 were outstanding under our revolving credit facility.
(3)	As of June 30, 2022 and December 31, 2021, excludes $4.2 million and $5.0 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net."
(4)	In July 2022, we borrowed $100.0 million under our revolving credit facility.
(5)	As of June 30, 2022 and December 31, 2021, the outstanding balance was fixed by interest rate swap agreements. As of June 30, 2022, the interest rate swaps mature in July 2024, fix SOFR at a weighted average interest rate of 1.46% for the Tranche A-1 Term Loan, and fix LIBOR at a weighted average interest rate of 1.34% for the Tranche A-2 Term Loan.

In July 2022, the Tranche A-2 Term Loan was amended to increase its borrowing capacity by $200.0 million. The incremental $200.0 million includes a one-year delayed draw feature, which was undrawn as of the date of this filing. The amendment extends the maturity date of the term loan from July 2024 to January 2028 and amends the interest rate to SOFR plus 1.25% to SOFR plus 1.80% per annum, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets. We also entered into two forward-starting interest rate swaps with an effective date of July 2024 and a total notional value of $200.0 million, which will effectively fix SOFR at a weighted average interest rate of 2.25% through the maturity date. Additionally, we amended the interest rate of the revolving credit facility to SOFR plus 1.15% to SOFR plus 1.60%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets.

As of June 30, 2022, we had floating rate debt with a principal balance totaling $1.1 billion and hedging arrangements with a notional value totaling $1.2 billion that use LIBOR as a reference rate. On November 30, 2020, the United Kingdom regulator announced its intentions, subject to confirmation following an early December consultation, to cease the publication of the one-week and two-month USD-LIBOR immediately following the December 31, 2021 publications, and the remaining USD-LIBOR tenors immediately following the June 30, 2023 publications. Though an alternative reference rate for LIBOR, SOFR, exists, significant uncertainties still remain. We can provide no assurance regarding the future of LIBOR and when our LIBOR-based instruments will transition from LIBOR as a reference rate to SOFR or another reference rate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things, result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.

Common Shares Repurchased

In March 2020, our Board of Trustees authorized the repurchase of up to $500.0 million of our outstanding common shares and in June 2022, increased the authorized repurchase amount by $500.0 million to an aggregate of $1.0 billion. During the three and six months ended June 30, 2022, we repurchased and retired 8.5 million and 11.8 million common shares for $213.9 million and $307.0 million, a weighted average purchase price per share of $25.15 and $25.91. During the six months ended June 30, 2021, we repurchased and retired 619,749 common shares for $19.2 million, a weighted average purchase price per share of $30.96. Since we began the share repurchase program, we have repurchased and retired 21.0 million common shares for $569.5 million, a weighted average purchase price per share of $27.12.

In July 2022, we repurchased and retired 1.5 million common shares for $36.0 million, a weighted average purchase price per share of $23.92, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

Material Cash Requirements

Our material cash requirements for the next 12 months and beyond include:

●	normal recurring expenses;
●	debt service and principal repayment obligations, including balloon payments on maturing debt — As of June 30, 2022, we had no mortgages payable on a consolidated basis and $86.6 million at our share scheduled to mature in 2022;
●	capital expenditures, including major renovations, tenant improvements and leasing costs — As of June 30, 2022, we had committed tenant-related obligations totaling $74.3 million ($68.8 million related to our consolidated entities and $5.5 million related to our unconsolidated real estate ventures at our share);
●	development expenditures — As of June 30, 2022, we had assets under construction that will, based on our current plans and estimates, require an additional $528.5 million to complete, which we anticipate will be primarily expended over the next two to three years;
●	dividends to shareholders and distributions to holders of OP Units and LTIP Units — On July 29, 2022, our Board of Trustees declared a quarterly dividend of $0.225 per common share;
●	possible common share repurchases — In July 2022, we repurchased and retired 1.5 million common shares for $36.0 million and we are authorized to repurchase an additional $394.5 million under our current common share repurchase program; and
●	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests therein — On August 1, 2022, we acquired the remaining 36.0% ownership interest in Atlantic Plumbing, a multifamily asset owned by an unconsolidated real estate venture, for $19.7 million.

We expect to satisfy these needs using one or more of the following:

●	cash and cash equivalents — As of June 30, 2022, we had cash and cash equivalents of $162.3 million and had restricted cash of $187.4 million held by a qualified intermediary to facilitate a potential like-kind exchange transaction;
●	cash flows from operations;
●	distributions from real estate ventures;
●	borrowing capacity under our current credit facility — As of June 30, 2022, we had $999.5 million of availability under our credit facility. In July 2022, we borrowed $100.0 million under our revolving credit facility and amended our Tranche A‑2 Term Loan to increase its borrowing capacity by $200.0 million. The incremental $200.0 million includes a one-year delayed draw feature, which was undrawn as of the date of this filing; and
●	proceeds from financings, asset sales and recapitalizations.

While we do not expect the need to do so during the next 12 months, we also can issue securities to raise funds.

During the six months ended June 30, 2022, there were no significant changes to the material cash requirements information presented in Item 7 of Part II of our Annual Report, except for a $1.4 billion decrease in future finance lease payments related to the Disposed Properties, a $300.0 million decrease in the principal amount due on our revolving credit facility and a $164.8 million decrease in the principal amount due on mortgages payable related to the Disposed Properties.

See additional information in the following pages under "Commitments and Contingencies."

Summary of Cash Flows

The following summary discussion of our cash flows is based on our statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Six Months Ended June 30,
	2022	2021

	(In thousands)
Net cash provided by operating activities	$107,649	$123,556
Net cash provided by (used in) investing activities	785,304	(70,445)
Net cash used in financing activities	(819,930)	(77,754)

Cash Flows for the Six Months Ended June 30, 2022

Cash and cash equivalents, and restricted cash increased $73.0 million to $375.1 million as of June 30, 2022, compared to $302.1 million as of December 31, 2021. This increase resulted from $785.3 million of net cash provided by investing activities and $107.6 million of net cash provided by operating activities, partially offset by $819.9 million of net cash used in financing activities. Our outstanding debt was $2.0 billion and $2.5 billion as of June 30, 2022 and December 31, 2021.

Net cash provided by operating activities of $107.6 million primarily comprised: (i) $95.6 million of net income (before $112.8 million of non-cash items and a $158.6 million gain on the sale of real estate), (ii) $6.0 million of return on capital from unconsolidated real estate ventures and (iii) $6.1 million of net change in operating assets and liabilities. Non-cash income adjustments of $112.8 million primarily include depreciation and amortization expense, share-based compensation expense, net income from investments, deferred rent, amortization of lease incentives and other non-cash items.

Net cash provided by investing activities of $785.3 million comprised: (i) $923.1 million of proceeds from the sale of real estate, (ii) $52.5 million of distributions of capital from unconsolidated real estate ventures and (iii) $19.0 million of proceeds from the sale of investments, partially offset by (iv) $128.1 million of development costs, construction in progress and real estate additions and (v) $81.2 million of investments in unconsolidated real estate ventures and other investments.

Net cash used in financing activities of $819.9 million primarily comprised: (i) $300.0 million of repayments of our revolving credit facility, (ii) $297.0 million of common shares repurchased, (iii) $167.1 million of repayments of mortgages payable, (iv) $56.3 million of dividends paid to common shareholders and (v) $8.2 million of distributions to our redeemable noncontrolling interests, partially offset by (vi) $9.2 million of contributions from noncontrolling interests.

Unconsolidated Real Estate Ventures

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of June 30, 2022, we had investments in unconsolidated real estate ventures totaling $414.3 million. For these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.

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

As of June 30, 2022, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures and other investments totaling $66.4 million. As of June 30, 2022, we had no principal payment guarantees related to our unconsolidated real estate ventures.

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

Construction Commitments

As of June 30, 2022, we had assets under construction that will, based on our current plans and estimates, require an additional $528.5 million to complete, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset sales and recapitalizations, and available cash.

Other

As of June 30, 2022, we had committed tenant-related obligations totaling $74.3 million ($68.8 million related to our consolidated entities and $5.5 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

With respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of June 30, 2022, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

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

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks, and the preparation and issuance of a written report. Soil and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. They may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 17 to the financial statements, environmental liabilities totaled $19.4 million and $18.2 million as of June 30, 2022 and December 31, 2021 and are included in "Other liabilities, net" in our balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following is a summary of our annual exposure to a change in interest rates:

	June 30, 2022			December 31, 2021
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgages payable:
Variable rate (1)	$857,446	3.68%	$8,694	$867,246	2.01%
Fixed rate (2)	763,681	4.45%	—	921,013	4.32%
	$1,621,127		$8,694	$1,788,259
Credit facility:
Revolving credit facility (3)	$—	2.84%	$—	$300,000	1.15%
Tranche A-1 Term Loan (4)	200,000	2.61%	—	200,000	2.59%
Tranche A-2 Term Loan (4)	200,000	2.49%	—	200,000	2.49%
	$400,000		$—	$700,000
Pro rata share of debt of unconsolidated real estate ventures (contractual balances):
Variable rate (1)	$189,136	4.78%	$1,918	$281,608	2.56%
Fixed rate (2)	90,643	4.49%	—	91,653	4.49%
	$279,779		$1,918	$373,261

(1)	Includes variable rate mortgages payable with interest rate cap agreements.
(2)	Includes variable rate mortgages payable with interest rates fixed by interest rate swap agreements.
(3)	The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(4)	As of June 30, 2022 and December 31, 2021, the outstanding balance was fixed by interest rate swap agreements. As of June 30, 2022, the interest rate swaps mature in July 2024, fix SOFR at a weighted average interest rate of 1.46% for the Tranche A-1 Term Loan, and fix LIBOR at a weighted average rate of 1.34% for the Tranche A-2 Term Loan. In July 2022, the Tranche A-2 Term Loan was amended. See Note 7 to the financial statements for additional information.

The fair value of our mortgages payable is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and unsecured term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of June 30, 2022 and December 31, 2021, the estimated fair value of our consolidated debt was $2.0 billion and $2.5 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

As of June 30, 2022 and December 31, 2021, we had interest rate swap and cap agreements with an aggregate notional value of $930.2 million and $862.7 million, which were designated as effective hedges. The fair value of our interest rate swaps and caps designated as effective hedges consisted of assets totaling $20.4 million and $393,000 as of June 30, 2022 and December 31, 2021 included in "Other assets, net" in our balance sheets, and liabilities totaling $18.4 million as of December 31, 2021, included in "Other liabilities, net" in our balance sheet.

Derivative Financial Instruments Designated as Ineffective Hedges

Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are cash flow hedges that are designated as ineffective hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains or losses are recorded in "Interest expense" in our statements of operations. As of June 30, 2022 and December 31, 2021, we had various interest rate swap and cap agreements with an aggregate notional value of $692.7 million and $867.7 million, which were designated as ineffective hedges. The fair value of our interest rate swaps and caps designated as ineffective hedges consisted of assets totaling $6.0 million and $558,000 as of June 30, 2022 and December 31, 2021, included in "Other assets, net" in our balance sheets.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, involved in legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of equity securities by the issuer and affiliated purchasers:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under the Plan Or Programs
April 1, 2022 - April 30, 2022	706,598	$27.39	706,598	$125,042,507
May 1, 2022 - May 31, 2022	3,465,029	25.31	3,465,029	37,281,008
June 1, 2022 - June 30, 2022	4,326,740	24.66	4,326,740	430,516,492
Total for the three months ended June 30, 2022	8,498,367	25.15	8,498,367
Total for the six months ended June 30, 2022	11,839,514	25.91	11,839,514
Program total since inception in March 2020 (1)	20,986,335	27.12	20,986,335
(1)	In July 2022, we repurchased and retired 1.5 million common shares for $36.0 million, a weighted average purchase price per share of $23.92, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

In March 2020, our Board of Trustees authorized the repurchase of up to $500.0 million of our outstanding common shares and in June 2022, increased the authorized repurchase amount by $500.0 million to an aggregate of $1.0 billion. Purchases under the program are made either in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to economic and market conditions, share price, applicable legal requirements and other factors. The program may be suspended or discontinued at our discretion without prior notice.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Delayed Draw Term Credit Agreement

On July 29, 2022, JBG SMITH LP entered into a new Credit Agreement (the "Delayed Draw Term Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent (the "Agent"), and the lenders party thereto as set forth in the Delayed Draw Term Credit Agreement. The Delayed Draw Term Credit Agreement provides for a $400.0 million senior unsecured delayed draw term loan facility maturing January 13, 2028 (the "Delayed Draw Term Loan"). As of July 29, 2022, $200.0 million of the Delayed Draw Term Loan was advanced, substantially all the proceeds of which were used to repay in full JBG SMITH LP’s existing $200.0 million Tranche A-2 Term Loan facility previously outstanding under the Existing Credit Agreement (as defined below). This draw of the Delayed Draw Term Loan as well as the repayment of Tranche A-2 Term Loan of the existing term loan facility results in an overall increased borrowing capacity of $200.0 million. The additional $200.0 million of commitments in respect of the Delayed Draw Term Loan may be borrowed, in whole or in part, in one or more draws, at any time until July 29, 2023. The Delayed Draw Term Credit Agreement includes the option to add additional term loans up to $200.0 million in the aggregate to the extent that the lenders (whether or not an existing lender under the Delayed Draw Term Loan) agree to provide such additional credit extensions.

The Delayed Draw Term Loan bears interest, at JBG SMITH LP’s option, at a rate of either SOFR plus a margin ranging from 1.15% to 1.70% (plus a credit spread adjustment of 0.10%) or the base rate plus a margin ranging from 0.15% to 0.70%, in each case, with the actual margin determined according to JBG SMITH LP’s ratio of indebtedness to a valuation of certain real property and assets. The base rate is the highest of the Agent’s prime rate, the federal funds rate plus 0.50% and the adjusted Term SOFR for a one-month tenor plus 1.0%. The Delayed Draw Term Loan may be voluntarily prepaid in full or in part at any time, subject to customary breakage costs, if applicable. The Delayed Draw Term Credit Agreement also includes a sustainability component whereby the applicable margin can decrease upon JBG SMITH LP’s achievement of certain sustainability performance metrics specified in the Delayed Draw Term Credit Agreement.

The Delayed Draw Term Credit Agreement contains customary representations and warranties and affirmative, negative and financial covenants that are substantially similar to JBG SMITH LP’s existing Credit Agreement, dated as of July 18, 2017, as amended, by and among JBG SMITH LP, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto (as amended, the "Existing Credit Agreement"). Consistent with the Existing Credit Agreement, such Delayed Draw Term Credit Agreement covenants include restrictions on mergers, affiliate transactions, and asset sales as well as the following financial maintenance covenants:

● percentage of total debt to capitalization value of not more than 60% (subject to a higher level of 65% for a period of 4 fiscal quarters following a real property asset acquisition);
● ratio of combined EBITDA to fixed charges of not less than 1.50 to 1.00;
● percentage of secured indebtedness to capitalization value of not more than 50%;
● ratio of combined EBITDA for unencumbered properties to interest expense on unsecured debt of not less than 1.50 to 1.00; and
·
●
percentage of unsecured indebtedness to the capitalization value of unencumbered properties of not more than 60% (subject to a higher level of 65% for a period of 4 fiscal quarters following a real property asset acquisition).

Consistent with the Existing Credit Agreement, the Delayed Draw Term Credit Agreement also includes customary events of default, the occurrence of which, following any applicable grace period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of JBG SMITH LP under the Delayed Draw Term Credit Agreement to be immediately due and payable.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Delayed Draw Term Credit Agreement, a copy of which is filed as Exhibit 10.1 to this Current Report on Form 10-Q and is incorporated herein by reference.

Concurrently with entering into the Delayed Draw Term Credit Agreement, JBG SMITH LP amended their Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which amends the existing Credit Agreement, dated January 14, 2022, by and among JBG SMITH LP, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto, to change the benchmark interest rate applicable to the revolving loans under the Existing Credit Agreement from one or more rates based on LIBOR to one or more rates based on SOFR and to conform terms of the existing term credit agreement under the Existing Credit Agreement to the terms of the Delayed Draw Term Credit Agreement.

Executive Retirement Agreement

On July 29, 2022, David P. Paul, President and Chief Operating Officer, informed us of his plans to retire from his position, effective December 31, 2022. Mr. Paul will continue to serve as a Senior Advisor until February 3, 2023.

On July 29, 2022, in connection with Mr. Paul’s planned retirement, we entered into a retirement agreement and release with Mr. Paul (the "Retirement Agreement"). The Retirement Agreement provides for the following: (i) for a six-month period following February 3, 2023 (the "Transition Period"), Mr. Paul will provide strategic advice to us regarding transition of his responsibilities and duties, (ii) during the Transition Period, we will pay Mr. Paul a monthly fee of $10,000, (iii) the time-based equity awards granted to Mr. Paul on November 12, 2018 not vested on the date that the Transition Period begins (the "In-Flight Awards"), will continue to vest during the Transition Period and, upon successful completion of the Transition Period or earlier termination thereof by us for any reason, any remaining unvested In-Flight Awards will continue to vest in accordance with the applicable Equity Award Agreement and (iv) subject to certain exceptions specified in the Retirement Agreement, all other outstanding equity awards held by Mr. Paul that are unvested as of the date that the Transition Period begins will remain outstanding, without requiring Mr. Paul’s continued employment by us.

The description of the Retirement Agreement herein is qualified by reference to the full text of the Retirement Agreement which is attached as Exhibit 10.4 to this report on Form 10-Q.

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
10.1**

Credit Agreement, dated as of July 29, 2022, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent.

10.2**

Fourth Amendment to Credit Agreement, dated as of July 29, 2022, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent.

10.3**

First Amendment to Credit Agreement, dated as of July 29, 2022, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent.

10.4†**	Retirement Agreement and Release, dated as of July 29, 2022, by and between JBG SMITH Properties and David P. Paul.
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
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

JBG SMITH Properties

Date:	August 2, 2022	/s/ M. Moina Banerjee
M. Moina Banerjee
Chief Financial Officer
(Principal Financial Officer)

JBG SMITH Properties

Date:	August 2, 2022	/s/ Angela Valdes
Angela Valdes
Chief Accounting Officer
(Principal Accounting Officer)