Form 10-Q
period 2022-09-30
JBG SMITH Properties
filed 2022-11-01
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, JBG SMITH Properties had 113,787,934 common shares outstanding.

JBG SMITH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value amounts)

	September 30, 2022	December 31, 2021
ASSETS
Real estate, at cost:
Land and improvements	$1,273,947	$1,378,218
Buildings and improvements	4,117,823	4,513,606
Construction in progress, including land	471,867	344,652
	5,863,637	6,236,476
Less: accumulated depreciation	(1,299,818)	(1,368,003)
Real estate, net	4,563,819	4,868,473
Cash and cash equivalents	258,871	264,356
Restricted cash	212,998	37,739
Tenant and other receivables	48,221	44,496
Deferred rent receivable	161,994	192,265
Investments in unconsolidated real estate ventures	360,846	462,885
Intangible assets, net	155,812	201,956
Other assets, net	133,419	240,160
Assets held for sale	—	73,876
TOTAL ASSETS	$5,895,980	$6,386,206

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgages payable, net	$1,741,605	$1,777,699
Revolving credit facility	100,000	300,000
Unsecured term loans, net	546,888	398,664
Accounts payable and accrued expenses	130,408	106,136
Other liabilities, net	98,831	342,565
Total liabilities	2,617,732	2,925,064
Commitments and contingencies
Redeemable noncontrolling interests	491,479	522,725
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized; none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 113,764 and 127,378 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,138	1,275
Additional paid-in capital	3,265,659	3,539,916
Accumulated deficit	(558,788)	(609,331)
Accumulated other comprehensive income (loss)	46,870	(15,950)
Total shareholders' equity of JBG SMITH Properties	2,754,879	2,915,910
Noncontrolling interests	31,890	22,507
Total equity	2,786,769	2,938,417
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$5,895,980	$6,386,206

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE
Property rental	$119,811	$125,900	$368,445	$370,960
Third-party real estate services, including reimbursements	21,845	25,842	67,972	90,694
Other revenue	5,958	5,280	18,667	15,301
Total revenue	147,614	157,022	455,084	476,955
EXPENSES
Depreciation and amortization	50,056	56,726	157,597	178,130
Property operating	36,380	40,198	112,469	109,929
Real estate taxes	14,738	18,259	47,870	55,127
General and administrative:
Corporate and other	12,072	12,105	42,669	38,475
Third-party real estate services	21,230	25,542	72,422	80,035
Share-based compensation related to Formation Transaction and special equity awards	548	3,480	4,369	12,866
Transaction and other costs	1,746	2,951	4,632	8,911
Total expenses	136,770	159,261	442,028	483,473
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate ventures, net	(13,867)	20,503	(12,829)	23,513
Interest and other income, net	984	192	16,902	163
Interest expense	(17,932)	(17,243)	(50,251)	(50,312)
Gain on the sale of real estate, net	—	—	158,631	11,290
Loss on the extinguishment of debt	(1,444)	—	(3,073)	—
Total other income (expense)	(32,259)	3,452	109,380	(15,346)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(21,415)	1,213	122,436	(21,864)
Income tax expense	(166)	(217)	(2,600)	(4,527)
NET INCOME (LOSS)	(21,581)	996	119,836	(26,391)
Net (income) loss attributable to redeemable noncontrolling interests	2,546	(103)	(15,712)	2,472
Net (income) loss attributable to noncontrolling interests	(258)	—	(174)	1,108
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(19,293)	$893	$103,950	$(22,811)
EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.17)	$0.00	$0.86	$(0.18)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	114,360	131,351	120,741	131,456

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$(21,581)	$996	$119,836	$(26,391)
OTHER COMPREHENSIVE INCOME:
Change in fair value of derivative financial instruments	32,939	(329)	65,259	4,678
Reclassification of net (income) loss on derivative financial instruments from accumulated other comprehensive income (loss) into interest expense	(333)	3,901	6,214	11,476
Total other comprehensive income	32,606	3,572	71,473	16,154
COMPREHENSIVE INCOME (LOSS)	11,025	4,568	191,309	(10,237)
Net (income) loss attributable to redeemable noncontrolling interests	2,546	(103)	(15,712)	2,472
Net (income) loss attributable to noncontrolling interests	(258)	—	(174)	1,108
Other comprehensive income attributable to redeemable noncontrolling interests	(4,376)	(413)	(8,653)	(1,621)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JBG SMITH PROPERTIES	$8,937	$4,052	$166,770	$(8,278)

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
					Other
			Additional		Comprehensive
	Common Shares		Paid-In	Accumulated	Income	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	(Loss)	Interests	Equity
BALANCE AS OF JUNE 30, 2022	115,862	$1,160	$3,285,511	$(513,746)	$18,640	$31,640	$2,823,205
Net income (loss) attributable to common shareholders and noncontrolling interests	—	—	—	(19,293)	—	258	(19,035)
Conversion of common limited partnership units ("OP Units") to common shares	213	2	4,889	—	—	—	4,891
Common shares repurchased	(2,311)	(24)	(53,979)	—	—	—	(54,003)
Common shares issued pursuant to employee incentive compensation plan and Employee Share Purchase Plan ("ESPP")	—	—	377	—	—	—	377
Dividends declared on common shares ($0.225 per common share)	—	—	—	(25,749)	—	—	(25,749)
Distributions to noncontrolling interests, net	—	—	—	—	—	(8)	(8)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	28,861	—	(4,376)	—	24,485
Total other comprehensive income	—	—	—	—	32,606	—	32,606
BALANCE AS OF SEPTEMBER 30, 2022	113,764	$1,138	$3,265,659	$(558,788)	$46,870	$31,890	$2,786,769

BALANCE AS OF JUNE 30, 2021	131,841	$1,319	$3,650,217	$(466,230)	$(28,605)	$16,540	$3,173,241
Net income attributable to common shareholders and noncontrolling interests	—	—	—	893	—	—	893
Conversion of OP Units to common shares	180	2	5,668	—	—	—	5,670
Common shares repurchased	(2,317)	(23)	(68,907)	—	—	—	(68,930)
Common shares issued pursuant to employee incentive compensation plan and ESPP	—	—	210	—	—	—	210
Dividends declared on common shares ($0.225 per common share)	—	—	—	(29,696)	—	—	(29,696)
Distributions to noncontrolling interests, net	—	—	—	—	—	(45)	(45)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	19,274	—	(413)	—	18,861
Total other comprehensive income	—	—	—	—	3,572	—	3,572
BALANCE AS OF SEPTEMBER 30, 2021	129,704	$1,298	$3,606,462	$(495,033)	$(25,446)	$16,495	$3,103,776

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
					Other
			Additional		Comprehensive
	Common Shares		Paid-In	Accumulated	Income	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	(Loss)	Interests	Equity
BALANCE AS OF DECEMBER 31, 2021	127,378	$1,275	$3,539,916	$(609,331)	$(15,950)	$22,507	$2,938,417
Net income attributable to common shareholders and noncontrolling interests	—	—	—	103,950	—	174	104,124
Conversion of OP Units to common shares	493	5	12,662	—	—	—	12,667
Common shares repurchased	(14,151)	(142)	(360,900)	—	—	—	(361,042)
Common shares issued pursuant to employee incentive compensation plan and ESPP	44	—	1,806	—	—	—	1,806
Dividends declared on common shares ($0.45 per common share)	—	—	—	(53,407)	—	—	(53,407)
Contributions from noncontrolling interests, net	—	—	—	—	—	9,209	9,209
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	72,175	—	(8,653)	—	63,522
Total other comprehensive income	—	—	—	—	71,473	—	71,473
BALANCE AS OF SEPTEMBER 30, 2022	113,764	$1,138	$3,265,659	$(558,788)	$46,870	$31,890	$2,786,769

BALANCE AS OF DECEMBER 31, 2020	131,778	$1,319	$3,657,643	$(412,944)	$(39,979)	$167	$3,206,206
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(22,811)	—	(1,108)	(23,919)
Conversion of OP Units to common shares	829	8	27,342	—	—	—	27,350
Common shares repurchased	(2,937)	(29)	(88,104)	—	—	—	(88,133)
Common shares issued pursuant to employee incentive compensation plan and ESPP	34	—	1,549	—	—	—	1,549
Dividends declared on common shares ($0.45 per common share)	—	—	—	(59,278)	—	—	(59,278)
Contributions from noncontrolling interests, net	—	—	—	—	—	17,436	17,436
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	8,032	—	(1,621)	—	6,411
Total other comprehensive income	—	—	—	—	16,154	—	16,154
BALANCE AS OF SEPTEMBER 30, 2021	129,704	$1,298	$3,606,462	$(495,033)	$(25,446)	$16,495	$3,103,776

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$119,836	$(26,391)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	32,324	38,320
Depreciation and amortization, including amortization of deferred financing costs	160,797	181,217
Deferred rent	(14,764)	(17,463)
(Income) loss from unconsolidated real estate ventures, net	12,829	(23,513)
Amortization of market lease intangibles, net	(874)	(896)
Amortization of lease incentives	6,175	6,083
Loss on the extinguishment of debt	3,073	—
Gain on the sale of real estate, net	(158,631)	(11,290)
Loss on operating lease and other receivables	1,392	1,071
Income from investments, net	(14,733)	—
Return on capital from unconsolidated real estate ventures	8,483	13,212
Other non-cash items	(7,352)	583
Changes in operating assets and liabilities:
Tenant and other receivables	(5,044)	3,704
Other assets, net	(20,552)	(12,059)
Accounts payable and accrued expenses	(3,648)	5,954
Other liabilities, net	11,055	(4,120)
Net cash provided by operating activities	130,366	154,412
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(218,835)	(108,361)
Acquisition of real estate	(15,232)	—
Deposits for real estate and other acquisitions	(1,750)	(10,263)
Proceeds from the sale of real estate	923,108	14,370
Proceeds from the sale of investments	19,030	—
Distributions of capital from unconsolidated real estate ventures	54,759	40,188
Investments in unconsolidated real estate ventures and other investments	(86,678)	(32,685)
Net cash provided by (used in) investing activities	674,402	(96,751)
FINANCING ACTIVITIES:
Borrowings under mortgages payable	134,263	85,000
Borrowings under revolving credit facility	100,000	—
Borrowings under unsecured term loans	150,000	—
Repayments of mortgages payable	(268,627)	(4,462)
Repayments of revolving credit facility	(300,000)	—
Debt issuance and modification costs	(5,135)	(5,747)
Proceeds from common shares issued pursuant to ESPP	800	880
Common shares repurchased	(361,042)	(82,300)
Dividends paid to common shareholders	(82,072)	(88,928)
Distributions to redeemable noncontrolling interests	(12,398)	(13,705)
Distributions to noncontrolling interests	(166)	(22)
Contributions from noncontrolling interests	9,383	17,464
Net cash used in financing activities	(634,994)	(91,820)
Net increase (decrease) in cash and cash equivalents, and restricted cash	169,774	(34,159)
Cash and cash equivalents, and restricted cash, beginning of period	302,095	263,336
Cash and cash equivalents, and restricted cash, end of period	$471,869	$229,177

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD:
Cash and cash equivalents	$258,871	$194,277
Restricted cash	212,998	34,900
Cash and cash equivalents, and restricted cash	$471,869	$229,177

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $6,816 and $4,854 in 2022 and 2021)	$52,620	$46,010
Accrued capital expenditures included in accounts payable and accrued expenses	74,735	41,660
Write-off of fully depreciated assets	10,642	46,278
Deconsolidation of real estate asset	—	26,476
Conversion of OP Units to common shares	12,667	27,350
Cash paid for amounts included in the measurement of lease liabilities for operating leases	1,638	1,761

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Organization and Basis of Presentation

Organization

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust ("REIT"), owns and operates a portfolio of commercial and multifamily assets amenitized with ancillary retail. JBG SMITH's portfolio reflects its longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area with high barriers to entry and vibrant urban amenities. Approximately two-thirds of our portfolio is in National Landing in Northern Virginia, where we serve as the developer for Amazon.com, Inc.'s ("Amazon") new headquarters and where Virginia Tech's $1 billion Innovation Campus is under construction. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the Washington Housing Initiative ("WHI") Impact Pool, the legacy funds formerly organized by The JBG Companies ("JBG") (the "JBG Legacy Funds") and other third parties. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of September 30, 2022, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 88.3% of its OP Units, after giving effect to the conversion of certain vested long-term incentive partnership units ("LTIP Units") that are convertible into OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our 10.0% subordinated interest in one commercial building and our 33.5% subordinated interest in four commercial buildings, as well as the associated non-recourse mortgages payable, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures and we have not guaranteed their obligations or otherwise committed to providing financial support.

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

As of September 30, 2022, our Operating Portfolio consisted of 56 operating assets comprising 35 commercial assets totaling 10.5 million square feet (8.9 million square feet at our share), 19 multifamily assets totaling 7,359 units (6,608 units at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have: (i) two under-construction multifamily assets with 1,583 units (1,583 units at our share); (ii) eight near-term development assets totaling 3.7 million square feet (3.5 million square feet at our share) of estimated potential development density; and (iii) 16 future development assets totaling 8.8 million square feet (6.3 million square feet at our share) of estimated potential development density.

We derive our revenue primarily from leases with commercial and multifamily tenants, which include fixed and percentage rents, and reimbursements from tenants for certain expenses such as real estate taxes, property operating expenses, and repairs and maintenance. In addition, our third-party asset management and real estate services business provides fee-based real estate services.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 22, 2022 ("Annual Report").

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of September 30, 2022 and December 31, 2021, and for the three and nine months ended September 30, 2022 and 2021. References to our balance sheets refer to our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. References to our statements of operations refer to our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021. References to our statements of comprehensive income (loss) refer to our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021.

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

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04, Reference Rate Reform ("Topic 848"). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period of March 12, 2020 through December 31, 2022 as reference rate reform activities occur. During the nine months ended September 30, 2022, we elected to apply the hedge accounting expedients that allows us to (i) continue to amortize previously deferred gains and losses in accumulated other comprehensive income (loss) related to terminated hedges into earnings in accordance with the underlying hedged forecasted transactions, (ii) modify loan agreements to replace the reference rate without treating the change as a contract modification and (iii) modify the reference rate of the hedging instruments without it being considered a change in critical terms requiring redesignation. We have elected to apply the hedge accounting expedients related to (i) the assertion that our hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future London Interbank Offered Rate ("LIBOR") indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the past presentation of our derivatives. We will continue to evaluate the impact of the guidance and may apply other elections, as applicable.

3.Acquisition, Dispositions and Assets Held for Sale

Acquisition

On August 1, 2022, we acquired the remaining 36.0% ownership interest in an unconsolidated real estate venture that owned Atlantic Plumbing, a multifamily asset, which was encumbered by a $100.0 million mortgage, for a purchase price of $19.7 million and our partner’s share of the working capital. The mortgage was repaid on August 10, 2022. Atlantic Plumbing was consolidated as of the date of acquisition.

Dispositions

The following is a summary of activity for the nine months ended September 30, 2022:

							Gain (Loss)
				Total	Gross	Cash	on the Sale
				Square	Sales	Proceeds	of Real
Date Disposed	Assets	Segment	Location	Feet	Price	from Sale	Estate

				(In thousands)
March 28, 2022	Development Parcel	Other	Arlington, Virginia	—	$3,250	$3,149	$(136)
April 1, 2022	Universal Buildings (1)	Commercial	Washington, D.C.	659	228,000	194,737	41,245
April 13, 2022	7200 Wisconsin Avenue, 1730 M Street, RTC-West and Courthouse Plaza 1 and 2 (2)	Commercial/ Other	Bethesda, Maryland, Washington, D.C., Reston, Virginia, Arlington, Virginia	2,944	580,000	527,694	(3,980)
May 25, 2022	Pen Place (3)	Other	Arlington, Virginia	2,082	198,000	197,528	121,502
				5,685	$1,009,250	$923,108	$158,631
(1)	Cash proceeds from sale excludes a lease termination fee of $24.3 million received during the first quarter of 2022.
(2)	Assets were sold to an unconsolidated real estate venture. See Note 4 for additional information. "RTC-West" refers to RTC-West, RTC-West Trophy Office and RTC-West Land. Total square feet include 1.4 million square feet of estimated potential development density. In April 2022, $164.8 million of mortgages payable related to 1730 M Street and RTC-West were repaid.
(3)	Total square feet represents estimated or approved potential development density.

During the nine months ended September 30, 2022, our unconsolidated real estate ventures sold several assets. See Note 4 for additional information.

Assets Held for Sale

There were no assets held for sale as of September 30, 2022. The following is a summary of assets held for sale as of December 31, 2021:

			Total	Assets Held
Assets	Segment	Location	Square Feet	for Sale

			(In thousands)
Pen Place (1)	Other	Arlington, Virginia	2,082	$73,876
(1)	Sold to Amazon in May 2022. Total square feet represents estimated or approved potential development density.

4.Investments in Unconsolidated Real Estate Ventures

The following is a summary of our investments in unconsolidated real estate ventures:

	Effective
	Ownership
Real Estate Venture Partners	Interest (1)	September 30, 2022	December 31, 2021

		(In thousands)
Prudential Global Investment Management	50.0%	$207,236	$208,421
Landmark Partners ("Landmark") (2)	18.0% - 49.0%	8,835	28,298
CBREI Venture (3)	5.0% - 10.0%	17,074	57,812
Canadian Pension Plan Investment Board ("CPPIB") (4)	55.0%	—	48,498
J.P. Morgan Global Alternatives ("J.P. Morgan") (5)	50.0%	62,441	52,769
Berkshire Group (6)	50.0%	50,963	52,770
Brandywine Realty Trust	30.0%	13,755	13,693
Other		542	624
Total investments in unconsolidated real estate ventures (7)		$360,846	$462,885
(1)	Reflects our effective ownership interests in the underlying real estate as of September 30, 2022. We have multiple investments with certain venture partners with varying ownership interests in the underlying real estate.
(2)	In connection with the preparation and review of the third quarter 2022 financial statements, an impairment loss of $15.4 million associated with certain commercial and future development assets located in Washington, D.C. was included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations for the three and nine months ended September 30, 2022.
(3)	On August 1, 2022, we acquired the remaining 36.0% ownership interest in an unconsolidated real estate venture that owned Atlantic Plumbing, a multifamily asset.
(4)	Our effective ownership interest reflects an investment in the real estate venture that owns 1101 17th Street for which we have a zero investment balance and discontinued applying the equity method of accounting.
(5)	J.P. Morgan is the advisor for an institutional investor.
(6)	On October 5, 2022, we acquired the remaining 50.0% ownership interest in 8001 Woodmont, a multifamily asset owned by the venture, for a purchase price of $115.0 million, including the assumption of the $51.9 million mortgage at our share. The asset is encumbered by a $103.8 million mortgage, which is consolidated in our balance sheet as of the date of acquisition.
(7)	As of September 30, 2022 and December 31, 2021, our total investments in unconsolidated real estate ventures were greater than our share of the net book value of the underlying assets by $4.4 million and $18.6 million, resulting principally from capitalized interest and our zero investment balance in certain real estate ventures.

On April 13, 2022, we formed an unconsolidated real estate venture with affiliates of Fortress Investment Group LLC ("Fortress") to recapitalize a 1.6 million square foot office portfolio and land parcels for a gross sales price of $580.0 million comprising four wholly owned commercial assets (7200 Wisconsin Avenue, 1730 M Street, RTC-West and Courthouse Plaza 1 and 2). Additionally, we contributed $66.1 million in cash for a 33.5% interest in the venture, while Fortress contributed $131.0 million for a 66.5% interest in the venture. In connection with the transaction, the venture obtained mortgage loans totaling $458.0 million secured by the properties, of which $402.0 million was drawn at closing. We provide asset management, property management and leasing services to the venture. Because our interest in the venture is subordinated to a 15% preferred return to Fortress, we do not anticipate receiving any near-term cash flow distributions from it. As of the transaction date, our investment in the venture was zero, and we have discontinued applying the equity method as we have not guaranteed its obligations or otherwise committed to providing financial support.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $6.1 million and $18.2 million for the three and nine months ended September 30, 2022, and $5.9 million and $17.8 million for the three and nine months ended September 30, 2021, for such services.

We evaluate reconsideration events as we become aware of them. Reconsideration events include, among other criteria, amendments to real estate venture agreements or changes in the capital requirements of the real estate venture. A reconsideration event could cause us to consolidate an unconsolidated real estate venture or deconsolidate a consolidated entity.

The following is a summary of disposition activity by our unconsolidated real estate ventures for the nine months ended September 30, 2022:

					Mortgages	Proportionate
	Real Estate			Gross	Payable	Share of
	Venture		Ownership	Sales	Repaid by	Aggregate
Date Disposed	Partner	Assets	Percentage	Price	Venture	Gain (1)

				(In thousands)
January 27, 2022	Landmark	The Alaire, The Terano and 12511 Parklawn Drive	1.8% - 18.0%	$137,500	$79,829	$5,243
May 10, 2022	Landmark	Galvan	1.8%	152,500	89,500	407
June 1, 2022	CPPIB	1900 N Street	55.0%	265,000	151,709	529
						$6,179
(1)	Included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations.

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted
	Average Effective
	Interest Rate (1)	September 30, 2022	December 31, 2021

		(In thousands)
Variable rate (2)	5.67%	$509,393	$785,369
Fixed rate (3)	4.57%	163,810	309,813
Mortgages payable (4)		673,203	1,095,182
Unamortized deferred financing costs		(393)	(5,239)
Mortgages payable, net (4) (5)		$672,810	$1,089,943
(1)	Weighted average effective interest rate as of September 30, 2022.
(2)	Includes variable rate mortgages with interest rate cap agreements.
(3)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.
(4)	Excludes mortgages related to the unconsolidated real estate venture with Fortress.
(5)	See Note 17 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of financial information for our unconsolidated real estate ventures:

	September 30, 2022	December 31, 2021

	(In thousands)
Combined balance sheet information: (1)
Real estate, net	$1,507,159	$2,116,290
Other assets, net	215,099	264,397
Total assets	$1,722,258	$2,380,687

Mortgages payable, net	$672,810	$1,089,943
Other liabilities, net	77,706	118,752
Total liabilities	750,516	1,208,695
Total equity	971,742	1,171,992
Total liabilities and equity	$1,722,258	$2,380,687

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	X	2022	2021

	(In thousands)
Combined income statement information: (1)
Total revenue	$40,881	$45,289		$125,135	$141,370
Operating income (loss) (2)	(7,468)	51,068		77,066	94,275
Net income (loss) (2)	(15,034)	42,261		49,376	69,091
(1)	Excludes amounts related to the unconsolidated real estate venture with Fortress.
(2)	Includes the gain on the sale of various assets totaling $77.4 million during the nine months ended September 30, 2022, and $47.4 million and $85.5 million during the three and nine months ended September 30, 2021. Includes an impairment loss of $16.1 million during the three and nine months ended September 30, 2022.

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

Unconsolidated VIEs

As of September 30, 2022 and December 31, 2021, we had interests in entities deemed to be VIEs. Although we are engaged to act as the managing partner in charge of day-to-day operations of these entities, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. We account for our investment in these entities under the equity method. As of September 30, 2022 and December 31, 2021, the net carrying amounts of our investment in these entities was $84.7 million and $145.2 million, which were included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs is included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees. See Note 17 for additional information.

Consolidated VIEs

JBG SMITH LP is our most significant consolidated VIE. We hold 88.3% of the limited partnership interest in JBG SMITH LP, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management. The noncontrolling interests of JBG SMITH LP do not have substantive liquidation rights, substantive kick-out rights without cause or substantive participating rights that could be exercised by a simple majority of noncontrolling interest limited partners (including by such a limited partner unilaterally). Because the noncontrolling interest holders do not have these rights, JBG SMITH LP is a VIE. As general partner, we have the power to direct the activities of JBG SMITH LP that most significantly affect its economic performance, and through our majority interest, we have both the right to receive benefits from and the obligation to absorb losses of JBG SMITH LP. Accordingly, we are the primary beneficiary of JBG SMITH LP and consolidate it in our financial statements. Because we conduct our business through JBG SMITH LP, its total assets and liabilities comprise substantially all of our consolidated assets and liabilities.

In conjunction with the acquisition of The Batley in November 2021, we entered into an agreement with a qualified intermediary to facilitate a like-kind exchange. As a result, the qualified intermediary was the legal owner of the entity that owned this property as of December 31, 2021. We determined that the entity that owned the Batley was a VIE, and we were the primary beneficiary of the VIE. We consolidated the property and its operations as of the acquisition date. Legal ownership of this entity was transferred to us by the qualified intermediary when the like-kind exchange agreement was completed with the sale of Pen Place in May 2022.

As of September 30, 2022, excluding JBG SMITH LP, we consolidated two VIEs with total assets of $199.5 million and liabilities of $69.7 million. As of December 31, 2021, excluding JBG SMITH LP, we consolidated three VIEs with total assets of $269.7 million and liabilities of $13.9 million. The assets of the VIEs can only be used to settle the obligations of the VIEs, and the liabilities include third-party liabilities of the VIEs for which the creditors or beneficial interest holders do not have recourse against us.

6.Other Assets, Net

The following is a summary of other assets, net:

	September 30, 2022	December 31, 2021

	(In thousands)
Prepaid expenses	$30,895	$17,104
Derivative agreements, at fair value	62,055	951
Deferred financing costs, net	6,064	11,436
Deposits	3,661	1,938
Operating lease right-of-use assets	1,452	1,660
Finance lease right-of-use assets (1)	—	180,956
Investments in funds (2)	15,894	9,840
Other investments (3)	3,746	8,869
Other	9,652	7,406
Total other assets, net	$133,419	$240,160
(1)	Represents assets related to finance ground leases at 1730 M Street and Courthouse Plaza 1 and 2, which were sold to an unconsolidated real estate venture in April 2022.
(2)	Consists of investments in real estate focused technology companies, which are recorded at their fair value based on their reported net asset value. During the three and nine months ended September 30, 2022, we recorded unrealized gains (losses) totaling ($267,000) and $928,000 related to these investments, which are included in "Interest and other income, net" in our statements of operations.
(3)	Primarily consists of equity investments that are carried at cost. During the three and nine months ended September 30, 2022, we recorded realized gains (losses) of ($300,000) and $13.8 million related to these investments, which is included in "Interest and other income, net" in our statements of operations.

7.Debt

Mortgages Payable

The following is a summary of mortgages payable:

	Weighted Average
	Effective
	Interest Rate (1)	September 30, 2022	December 31, 2021

		(In thousands)
Variable rate (2)	4.60%	$846,432	$867,246
Fixed rate (3)	4.40%	907,516	921,013
Mortgages payable		1,753,948	1,788,259
Unamortized deferred financing costs and premium / discount, net (4)		(12,343)	(10,560)
Mortgages payable, net		$1,741,605	$1,777,699
(1)	Weighted average effective interest rate as of September 30, 2022.
(2)	Includes variable rate mortgages with interest rate cap agreements. As of September 30, 2022, one-month LIBOR was 3.14% and one-month term Secured Overnight Financing Rate ("SOFR") was 3.04%, as applicable.
(3)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.
(4)	As of September 30, 2022 and December 31, 2021, excludes $2.3 million and $6.4 million of net deferred financing costs related to unfunded mortgage loans that were included in "Other assets, net."

As of September 30, 2022 and December 31, 2021, the net carrying value of real estate collateralizing our mortgages payable totaled $1.9 billion and $1.8 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgages payable are recourse to us. See Note 17 for additional information.

In August 2022, we entered into a mortgage with a principal balance of $97.5 million collateralized by WestEnd25. The mortgage loan has a seven-year term and an interest rate of SOFR plus 1.45%. We also entered into an interest rate swap with a total notional value of $97.5 million, which effectively fixes SOFR at an average interest rate of 2.71% through the maturity date.

As of September 30, 2022 and December 31, 2021, we had various interest rate swap and cap agreements on certain mortgages payable with an aggregate notional value of $1.3 billion. See Note 15 for additional information.

Credit Facility

As of September 30, 2022, our $1.6 billion credit facility consisted of a $1.0 billion revolving credit facility maturing in January 2025, a $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2025, and a $400.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in January 2028, of which $50.0 million remains available to be borrowed until July 2023.

In January 2022, the Tranche A-1 Term Loan was amended to extend the maturity date to January 2025 with two one-year extension options, and to amend the interest rate to SOFR plus 1.15% to SOFR plus 1.75%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets. In connection with the loan amendment, we amended the related interest rate swaps, extending the maturity to July 2024 and converting the hedged rate from one-month LIBOR to one-month term SOFR.

In July 2022, the Tranche A-2 Term Loan was amended to increase its borrowing capacity by $200.0 million. The incremental $200.0 million includes a delayed draw feature, of which $150.0 million was drawn in September 2022 and the remaining $50.0 million was undrawn as of the date of this filing. The amendment extends the maturity date of the term loan from July 2024 to January 2028 and amends the interest rate to SOFR plus 1.25% to SOFR plus 1.80%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets. We entered into two interest rate swaps with an effective date of September 30, 2022 and a total notional value of $150.0 million, which effectively fix SOFR at a weighted average interest rate of 2.15% through the maturity date. We also entered into two forward-starting interest rate swaps with an effective date of July 2024 and a total notional value of $200.0 million, which will effectively fix SOFR at a weighted average interest rate of 2.80% through the maturity date. Additionally, we amended the interest rate of the revolving credit facility to SOFR plus 1.15% to SOFR plus 1.60%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets.

The following is a summary of amounts outstanding under the credit facility:

	Effective
	Interest Rate (1)	September 30, 2022	December 31, 2021

		(In thousands)
Revolving credit facility (2) (3)	4.19%	$100,000	$300,000

Tranche A-1 Term Loan (4)	2.61%	$200,000	$200,000
Tranche A-2 Term Loan (4)	3.40%	350,000	200,000
Unsecured term loans		550,000	400,000
Unamortized deferred financing costs, net		(3,112)	(1,336)
Unsecured term loans, net		$546,888	$398,664
(1)	Effective interest rate as of September 30, 2022. The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(2)	As of September 30, 2022, one-month term SOFR was 3.04%. As of September 30, 2022 and December 31, 2021, letters of credit with an aggregate face amount of $467,000 and $911,000 were outstanding under our revolving credit facility. In October 2022, we repaid the outstanding balance under our revolving credit facility.
(3)	As of September 30, 2022 and December 31, 2021, excludes $3.8 million and $5.0 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net."
(4)	As of September 30, 2022 and December 31, 2021, the outstanding balance was fixed by interest rate swap agreements. As of September 30, 2022, the interest rate swaps fix SOFR at a weighted average interest rate of 1.46% for the Tranche A-1 Term Loan and 2.15% for the Tranche A-2 Term Loan.

8.Other Liabilities, Net

The following is a summary of other liabilities, net:

	September 30, 2022	December 31, 2021

	(In thousands)
Lease intangible liabilities, net	7,715	8,272
Lease assumption liabilities	3,349	5,399
Lease incentive liabilities	5,419	21,163
Liabilities related to operating lease right-of-use assets	5,499	6,910
Liabilities related to finance lease right-of-use assets (1)	—	162,510
Prepaid rent	15,402	19,852
Security deposits	13,802	18,188
Environmental liabilities	18,009	18,168
Deferred tax liability, net	5,680	5,340
Dividends payable	—	32,603
Derivative agreements, at fair value	—	18,361
Deferred purchase price related to the acquisition of a future development parcel	19,845	19,691
Other	4,111	6,108
Total other liabilities, net	$98,831	$342,565

(1)	Represents liabilities related to finance ground leases at 1730 M Street and Courthouse Plaza 1 and 2, which were sold to an unconsolidated real estate venture in April 2022.

9.Redeemable Noncontrolling Interests

JBG SMITH LP

OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. Vested LTIP Units are convertible into OP Units. During the nine months ended September 30, 2022 and 2021, unitholders redeemed 493,596 and 829,107 OP Units, which we elected to redeem for an equivalent number of our common shares. As of September 30, 2022, outstanding OP Units and redeemable LTIP Units totaled 15.1 million, representing an 11.7% ownership interest in JBG SMITH LP. Our OP Units and certain vested LTIP Units are presented at the higher of their redemption value or their carrying value, with adjustments to the redemption value recognized in "Additional paid-in capital" in our balance sheets. Redemption value per OP Unit is equivalent to the market value of one of our common shares at the end of the period.

Consolidated Real Estate Venture

We are a partner in a consolidated real estate venture that owns a multifamily asset, The Wren, located in Washington, D.C. Our partners can redeem their interest for cash under certain conditions. As of September 30, 2022, we held a 96.0% ownership interest in the real estate venture. On October 4, 2022, one of our partners redeemed their interest for $9.5 million, increasing our ownership interest to 99.7%.

The following is a summary of the activity of redeemable noncontrolling interests:

	Three Months Ended September 30,
	2022			2021
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance, beginning of period	$513,426	$7,966	$521,392	$536,171	$8,468	$544,639
OP Unit redemptions	(4,891)	—	(4,891)	(5,670)	—	(5,670)
Net income (loss)	(2,557)	11	(2,546)	116	(13)	103
Other comprehensive income	4,376	—	4,376	413	—	413
Distributions	(4,083)	(119)	(4,202)	(3,993)	—	(3,993)
Share-based compensation expense	6,211	—	6,211	10,695	—	10,695
Adjustment to redemption value	(30,681)	1,820	(28,861)	(20,748)	1,474	(19,274)
Balance, end of period	$481,801	$9,678	$491,479	$516,984	$9,929	$526,913

	Nine Months Ended September 30,
	2022			2021
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance, beginning of period	$513,268	$9,457	$522,725	$522,882	$7,866	$530,748
OP Unit redemptions	(12,667)	—	(12,667)	(27,350)	—	(27,350)
LTIP Units issued in lieu of cash bonuses (1)	6,584	—	6,584	5,614	—	5,614
Net income (loss)	15,680	32	15,712	(2,400)	(72)	(2,472)
Other comprehensive income	8,653	—	8,653	1,621	—	1,621
Distributions	(8,193)	(267)	(8,460)	(9,282)	—	(9,282)
Share-based compensation expense	31,107	—	31,107	36,066	—	36,066
Adjustment to redemption value	(72,631)	456	(72,175)	(10,167)	2,135	(8,032)
Balance, end of period	$481,801	$9,678	$491,479	$516,984	$9,929	$526,913

(1)	See Note 11 for additional information.

10.Property Rental Revenue

The following is a summary of property rental revenue from our non-cancellable leases:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	X	2022	2021

	(In thousands)
Fixed	$109,193	$114,100		$335,328	$339,321
Variable	10,618	11,800		33,117	31,639
Property rental revenue	$119,811	$125,900		$368,445	$370,960

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

The aggregate grant-date fair value of the Time-Based LTIP Units and the LTIP Units granted during the nine months ended September 30, 2022 was $25.7 million. The Time-Based LTIP Units and the LTIP Units were valued based on the closing common share price on the grant date, less a discount for post-grant restrictions. The discount was determined using Monte Carlo simulations based on the following significant assumptions:

Expected volatility	30.0% to 41.0%
Risk-free interest rate	0.4% to 2.9%
Post-grant restriction periods	2 to 6 years

Appreciation-Only LTIP Units ("AO LTIP Units")

In January 2022, we granted to certain employees 1.5 million performance-based AO LTIP Units with a weighted average grant-date fair value of $4.44 per unit. The AO LTIP Units are structured in the form of profits interests that provide for a share of appreciation determined by the increase in the value of a common share at the time of conversion over the participation threshold of $32.30. The AO LTIP Units are subject to a TSR modifier whereby the number of AO LTIP Units that will ultimately be earned will be increased or reduced by as much as 25%. The AO LTIP Units have a three-year performance period with 50% of the AO LTIP Units that are earned vesting at the end of the three-year performance period and the remaining 50% vesting on the fourth anniversary of the grant date, subject to continued employment. The AO LTIP Units expire on the tenth anniversary of their grant date.

The aggregate grant-date fair value of the AO LTIP Units granted during the nine months ended September 30, 2022 was $6.6 million, valued using Monte Carlo simulations based on the following significant assumptions:

Expected volatility	27.0%
Dividend yield	2.7%
Risk-free interest rate	1.6%

Performance-Based LTIP Units

In January 2022, 469,624 LTIP Units with performance-based vesting requirements ("Performance-Based LTIP Units"), which were unvested as of December 31, 2021, were forfeited as the performance measures were not met.

ESPP

Pursuant to the ESPP, employees purchased 39,851 common shares for $801,000 during the nine months ended September 30, 2022. The following is a summary of the significant assumptions used to value the ESPP common shares using the Black-Scholes model:

Expected volatility	23.0%
Dividend yield	1.6%
Risk-free interest rate	0.2%
Expected life	6 months

Share-Based Compensation Expense

The following is a summary of share-based compensation expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	X	2022	2021

	(In thousands)
Time-Based LTIP Units	$3,496	$3,999		$15,824	$12,494
AO LTIP Units and Performance-Based LTIP Units	2,167	3,216		9,914	9,615
LTIP Units	—	—		1,000	1,091
Other equity awards (1)	1,413	1,473		4,239	4,395
Share-based compensation expense - other	7,076	8,688		30,977	27,595
Formation Awards	281	476		1,424	1,923
OP Units and LTIP Units (2)	(423)	1,676		408	6,725
Special Time-Based LTIP Units and Special Performance-Based LTIP Units (3)	690	1,328		2,537	4,218
Share-based compensation related to Formation Transaction and special equity awards (4)	548	3,480		4,369	12,866
Total share-based compensation expense	7,624	12,168		35,346	40,461
Less: amount capitalized	(675)	(740)		(3,022)	(2,141)
Share-based compensation expense	$6,949	$11,428		$32,324	$38,320
(1)	Primarily comprising compensation expense for: (i) fully vested LTIP Units issued to certain employees in lieu of all or a portion of any cash bonuses earned, (ii) restricted share units ("RSUs") and (iii) shares issued under our ESPP.
(2)	Includes share-based compensation expense for LTIP Units and OP Units issued in the Formation Transaction, which fully vested in July 2022.
(3)	Represents equity awards issued related to our successful pursuit of Amazon's additional headquarters in National Landing.
(4)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in the accompanying statements of operations.

As of September 30, 2022, we had $50.5 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 3.2 years.

12.Transaction and Other Costs

The following is a summary of transaction and other costs:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	X	2022	2021

	(In thousands)
Demolition costs	$—	$1,422		$428	$2,869
Integration and severance costs	1,146	154		2,018	616
Completed, potential and pursued transaction expenses (1)	600	1,375		2,186	5,426
Transaction and other costs	$1,746	$2,951		$4,632	$8,911
(1)	Primarily consists of legal and dead deal costs related to pursued transactions.

13.Interest Expense

The following is a summary of interest expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	X	2022	2021

	(In thousands)
Interest expense before capitalized interest	$22,801	$17,278		$60,100	$50,744
Amortization of deferred financing costs	1,118	1,096		3,369	3,188
Interest expense related to finance lease right-of-use assets	—	430		2,091	1,284
Net unrealized (gain) loss on derivative financial instruments designated as ineffective hedges	(3,099)	37		(8,493)	(50)
Capitalized interest	(2,888)	(1,598)		(6,816)	(4,854)
Interest expense	$17,932	$17,243		$50,251	$50,312

14.Shareholders' Equity and Earnings (Loss) Per Common Share

Common Shares Repurchased

In March 2020, our Board of Trustees authorized the repurchase of up to $500.0 million of our outstanding common shares, which it increased to an aggregate of $1.0 billion in June 2022. During the three and nine months ended September 30, 2022, we repurchased and retired 2.3 million and 14.2 million common shares for $54.0 million and $361.0 million, a weighted average purchase price per share of $23.35 and $25.49. During the three and nine months ended September 30, 2021, we repurchased and retired 2.3 million and 2.9 million common shares for $68.9 million and $88.1 million, a weighted average purchase price per share of $29.73 and $29.99. Since we began the share repurchase program, we have repurchased and retired 23.3 million common shares for $623.5 million, a weighted average purchase price per share of $26.74.

Earnings (Loss) Per Common Share

The following is a summary of the calculation of basic and diluted earnings (loss) per common share and a reconciliation of net income (loss) to the amounts of net income (loss) available to common shareholders used in calculating basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	X	2022	2021

	(In thousands, except per share amounts)
Net income (loss)	$(21,581)	$996		$119,836	$(26,391)
Net (income) loss attributable to redeemable noncontrolling interests	2,546	(103)		(15,712)	2,472
Net (income) loss attributable to noncontrolling interests	(258)	—		(174)	1,108
Net income (loss) attributable to common shareholders	(19,293)	893		103,950	(22,811)
Distributions to participating securities	(658)	(763)		(671)	(1,497)
Net income (loss) available to common shareholders - basic and diluted	$(19,951)	$130		$103,279	$(24,308)

Weighted average number of common shares outstanding - basic and diluted	114,360	131,351		120,741	131,456

Earnings (loss) per common share - basic and diluted	$(0.17)	$0.00		$0.86	$(0.18)

The effect of the redemption of OP Units, Time-Based LTIP Units, fully vested LTIP Units and Special Time-Based LTIP Units that were outstanding as of September 30, 2022 and 2021 is excluded in the computation of diluted earnings (loss) per common share as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings (loss) per share). Since OP Units, Time-Based LTIP Units, LTIP Units and Special Time-Based LTIP Units, which are held by noncontrolling interests, are attributed gains at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average impact are excluded from net income (loss) available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted earnings (loss) per common share. AO LTIP Units, Performance-Based LTIP Units, Formation Awards and RSUs, which totaled 5.9 million for the three and nine months ended September 30, 2022, and 5.2 million and 4.9 million for the three and nine months ended September 30, 2021, were excluded from the calculation of diluted earnings (loss) per common share as they were antidilutive, but potentially could be dilutive in the future.

Dividends Declared in October 2022

On October 25, 2022, our Board of Trustees declared a quarterly dividend of $0.225 per common share, payable on November 22, 2022 to shareholders of record as of November 8, 2022.

15.Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.

As of September 30, 2022 and December 31, 2021, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized gain (loss) on our derivative financial instruments designated as effective hedges was $54.2 million and ($17.2) million as of September 30, 2022 and December 31, 2021 and was recorded in "Accumulated other comprehensive income (loss)" in our balance sheets, of which a portion was allocated to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $22.8 million of the net unrealized gain as a decrease to interest expense.

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

The following is a summary of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2022
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$52,618	—	$52,618	—
Derivative financial instruments designated as ineffective hedges:
Classified as assets in "Other assets, net"	9,437	—	9,437	—

December 31, 2021
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$393	—	$393	—
Classified as liabilities in "Other liabilities, net"	18,361	—	18,361	—
Derivative financial instruments designated as ineffective hedges:
Classified as assets in "Other assets, net"	558	—	558	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2022 and December 31, 2021, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains and losses included in "Other comprehensive income" in our statements of comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021 were attributable to the net change in unrealized gains or losses related to effective interest rate swaps that were outstanding during those periods, none of which were reported in our statements of operations as the interest rate swaps were documented and qualified as hedging instruments.

Financial Assets and Liabilities Not Measured at Fair Value

As of September 30, 2022 and December 31, 2021, all financial assets and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	September 30, 2022		December 31, 2021
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgages payable	$1,753,948	$1,650,983	$1,788,259	$1,814,780
Revolving credit facility	100,000	100,030	300,000	300,363
Unsecured term loans	550,000	550,816	400,000	400,519
(1)	The carrying amount consists of principal only.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	X	2022	2021

	(In thousands)
Property management fees	$4,791	$4,831		$14,575	$14,549
Asset management fees	1,479	2,145		4,763	6,602
Development fees (1)	1,426	4,032		7,113	22,705
Leasing fees	1,713	1,822		4,590	4,106
Construction management fees	169	—		356	375
Other service revenue	1,909	1,295		4,224	4,783
Third-party real estate services revenue, excluding reimbursements	11,487	14,125		35,621	53,120
Reimbursement revenue (2)	10,358	11,717		32,351	37,574
Third-party real estate services revenue, including reimbursements	21,845	25,842		67,972	90,694
Third-party real estate services expenses	21,230	25,542		72,422	80,035
Third-party real estate services revenue less expenses	$615	$300		$(4,450)	$10,659

(1)	As of September 30, 2022, we had estimated unrecognized development fee revenue totaling $41.1 million, of which $3.6 million, $12.4 million and $6.8 million is expected to be recognized during the remainder of 2022, 2023 and 2024, and $18.3 million is expected to be recognized thereafter through 2027 as unsatisfied performance obligations are completed. Changes in the timing and costs of planned development projects may impact these amounts.
(2)	Represents reimbursement of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Management company assets primarily consist of management and leasing contracts with a net book value of $15.2 million and $19.6 million as of September 30, 2022 and December 31, 2021, which are classified in "Intangible assets, net" in our balance sheets. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

The following is the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	X	2022	2021

	(In thousands)
Net income (loss) attributable to common shareholders	$(19,293)	$893		$103,950	$(22,811)
Add:
Depreciation and amortization expense	50,056	56,726		157,597	178,130
General and administrative expense:
Corporate and other	12,072	12,105		42,669	38,475
Third-party real estate services	21,230	25,542		72,422	80,035
Share-based compensation related to Formation Transaction and special equity awards	548	3,480		4,369	12,866
Transaction and other costs	1,746	2,951		4,632	8,911
Interest expense	17,932	17,243		50,251	50,312
Loss on the extinguishment of debt	1,444	—		3,073	—
Income tax expense	166	217		2,600	4,527
Net income (loss) attributable to redeemable noncontrolling interests	(2,546)	103		15,712	(2,472)
Net income (loss) attributable to noncontrolling interests	258	—		174	(1,108)
Less:
Third-party real estate services, including reimbursements revenue	21,845	25,842		67,972	90,694
Other revenue	1,764	1,568		5,758	5,658
Income (loss) from unconsolidated real estate ventures, net	(13,867)	20,503		(12,829)	23,513
Interest and other income, net	984	192		16,902	163
Gain on the sale of real estate, net	—	—		158,631	11,290
Consolidated NOI	$72,887	$71,155		$221,015	$215,547

The following is a summary of NOI by segment. Items classified in the Other column include future development assets, assets ground leased to third parties, corporate entities and the elimination of inter-segment activity.

	Three Months Ended September 30, 2022
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$71,257	$45,639	$2,915	$119,811
Parking revenue	3,859	248	87	4,194
Total property revenue	75,116	45,887	3,002	124,005
Property expense:
Property operating	20,151	16,108	121	36,380
Real estate taxes	8,603	5,311	824	14,738
Total property expense	28,754	21,419	945	51,118
Consolidated NOI	$46,362	$24,468	$2,057	$72,887

	Three Months Ended September 30, 2021
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$89,099	$35,020	$1,781	$125,900
Parking revenue	3,520	111	81	3,712
Total property revenue	92,619	35,131	1,862	129,612
Property expense:
Property operating	27,064	14,212	(1,078)	40,198
Real estate taxes	12,098	4,930	1,231	18,259
Total property expense	39,162	19,142	153	58,457
Consolidated NOI	$53,457	$15,989	$1,709	$71,155

	Nine Months Ended September 30, 2022
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$230,781	$130,686	$6,978	$368,445
Parking revenue	12,058	632	219	12,909
Total property revenue	242,839	131,318	7,197	381,354
Property expense:
Property operating	65,977	44,733	1,759	112,469
Real estate taxes	29,398	15,586	2,886	47,870
Total property expense	95,375	60,319	4,645	160,339
Consolidated NOI	$147,464	$70,999	$2,552	$221,015

	Nine Months Ended September 30, 2021
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$265,469	$100,324	$5,167	$370,960
Parking revenue	9,169	286	188	9,643
Total property revenue	274,638	100,610	5,355	380,603
Property expense:
Property operating	76,125	38,449	(4,645)	109,929
Real estate taxes	36,018	15,240	3,869	55,127
Total property expense	112,143	53,689	(776)	165,056
Consolidated NOI	$162,495	$46,921	$6,131	$215,547

The following is a summary of certain balance sheet data by segment:

	Commercial	Multifamily	Other	Total

	(In thousands)
September 30, 2022
Real estate, at cost	$2,747,473	$2,707,292	$408,872	$5,863,637
Investments in unconsolidated real estate ventures	225,283	56,984	78,579	360,846
Total assets	3,025,885	2,042,272	827,823	5,895,980
December 31, 2021
Real estate, at cost	$3,422,278	$2,367,712	$446,486	$6,236,476
Investments in unconsolidated real estate ventures	281,515	103,389	77,981	462,885
Total assets	3,591,839	1,797,807	996,560	6,386,206

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

Construction Commitments

As of September 30, 2022, we had assets under construction that, based on our current plans and estimates, require an additional $468.1 million to complete, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset sales and recapitalizations, and available cash.

Environmental Matters

Most of our assets have been subject to environmental assessments that are intended to evaluate the environmental condition of the assets. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $18.0 million and $18.2 million as of September 30, 2022 and December 31, 2021 and are included in "Other liabilities, net" in our balance sheets.

Other

As of September 30, 2022, we had committed tenant-related obligations totaling $67.3 million ($64.9 million related to our consolidated entities and $2.4 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

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

As of September 30, 2022, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures and other investments totaling $64.0 million. As of September 30, 2022, we had no principal payment guarantees related to our unconsolidated real estate ventures.

Additionally, with respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of September 30, 2022, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

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

18.Transactions with Related Parties

Our third-party asset management and real estate services business provides fee-based real estate services to the WHI, the JBG Legacy Funds and other third parties. In connection with the contribution to us of certain assets formerly owned by the JBG Legacy Funds as part of the Formation Transaction, the general partner and managing member interests in the JBG Legacy Funds that were held by certain former JBG executives (and who became members of our management team and/or Board of Trustees) were not transferred to us and remain under the control of these individuals. In addition, certain members of our senior management team and Board of Trustees have ownership interests in the JBG Legacy Funds, and own carried interests in each fund and in certain of our real estate ventures that entitle them to receive cash payments if the fund or real estate venture achieves certain return thresholds.

We launched the WHI with the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. We are the manager for the WHI Impact Pool, which is the social impact debt financing vehicle of the WHI. As of September 30, 2022, the WHI Impact Pool had completed closings of capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million. As of September 30, 2022, our remaining unfunded commitment was $6.2 million.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds and the WHI Impact Pool and its affiliates was $4.9 million and $15.1 million for the three and nine months ended September 30, 2022, and $5.6 million and $17.2 million for the three and nine months ended September 30, 2021. As of September 30, 2022 and December 31, 2021, we had receivables from the JBG Legacy Funds and the WHI Impact Pool and its affiliates totaling $4.1 million and $3.2 million for such services.

We rented our former corporate offices from an unconsolidated real estate venture and made payments totaling $214,000 and $922,000 for the three and nine months ended September 30, 2022, and $246,000 and $1.0 million for the three and nine months ended September 30, 2021.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $2.7 million and $7.8 million during the three and nine months ended September 30, 2022, and $4.9 million and $13.4 million for the three and nine months ended September 30, 2021, which is included in "Property operating expenses" in our statements of operations.

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

Organization and Basis of Presentation

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust ("REIT"), owns and operates a portfolio of commercial and multifamily assets amenitized with ancillary retail. JBG SMITH's portfolio reflects its longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area with high barriers to entry and vibrant urban amenities. Approximately two-thirds of our portfolio is in National Landing in Northern Virginia where we serve as the developer for Amazon.com, Inc.'s ("Amazon") new headquarters and where Virginia Tech's $1 billion Innovation Campus is under construction. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the Washington Housing Initiative ("WHI") Impact Pool, the legacy funds formerly organized by The JBG Companies ("JBG") (the "JBG Legacy Funds") and other third parties. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. JBG SMITH is referred to as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our 10.0% subordinated interest in one commercial building and our 33.5% subordinated interest in four commercial buildings, as well as the associated non-recourse mortgages payable, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures and we have not guaranteed their obligations or otherwise committed to providing financial support. Occupancy, non-GAAP financial measures, leverage metrics, operating assets and operating metrics also exclude these subordinated interests.

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of September 30, 2022 and December 31, 2021, and for the three and nine months ended September 30, 2022 and 2021. References to our balance sheets refer to our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. References to our statements of operations refer to our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021.

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

Our revenues and expenses are, to some extent, subject to seasonality during the year, which impacts quarterly net earnings, cash flows and funds from operations; this seasonality affects the sequential comparison of our results in individual quarters over time. For instance, we have historically experienced higher utility costs in the first and third quarters of the year.

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

Overview

As of September 30, 2022, our Operating Portfolio consisted of 56 operating assets comprising 35 commercial assets totaling 10.5 million square feet (8.9 million square feet at our share), 19 multifamily assets totaling 7,359 units (6,608 units at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have: (i) two under-construction multifamily assets with 1,583 units (1,583 units at our share); (ii) eight near-term development assets totaling 3.7 million square feet (3.5 million square feet at our share) of estimated potential development density; and (iii) 16 future development assets totaling 8.8 million square feet (6.3 million square feet at our share) of estimated potential development density.

We continue to implement our comprehensive plan to reposition our holdings in National Landing in Northern Virginia by executing a broad array of Placemaking strategies. Our Placemaking includes the delivery of new multifamily and office developments, locally sourced amenity retail, and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. In keeping with our dedication to Placemaking, each new project is intended to contribute to authentic and distinct neighborhoods by creating a vibrant street environment with robust retail offerings and other amenities, including improved public spaces. Additionally, the cutting-edge digital infrastructure investments we are making, including our ownership of Citizens Broadband Radio Service wireless spectrum in National Landing and our agreements with AT&T and Federated Wireless, are advancing our efforts to make National Landing among the first 5G-operable submarkets in the nation.

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

Outlook

A fundamental component of our strategy to maximize long-term net asset value ("NAV") per share is active capital allocation. We evaluate development, acquisition, disposition, share repurchases and other investment decisions based on how they may impact long-term NAV per share. We intend to continue to opportunistically sell non-core office assets as well as land sites where a ground lease or joint venture execution may represent the most attractive path to maximizing value. Successful execution of our capital allocation strategy enables us to source capital at NAV from the disposition of assets generating low cash yields and invest those proceeds in new acquisitions with higher cash yields and growth, as well as in development projects with significant yield spreads and profit potential. We view this strategy as a key tool to source capital and intend to continue disposing of assets where the disparity in public and private market valuations is greatest. Consequently, at any given time, we expect to be in various stages of discussions and negotiations with potential buyers, real estate venture partners, ground lessors, and other counterparties with respect to sales, joint ventures, and/or ground leases for certain of our assets, including portfolios thereof. These discussions and negotiations may or may not lead to definitive documentation or closed transactions. We anticipate redeploying the proceeds from these sales will not only help fund our planned growth, but will also further advance the strategic shift of our portfolio to majority multifamily.

Our office portfolio occupancy as of September 30, 2022 declined by 20 basis points as compared to June 30, 2022. Although new leasing has been slow to recover from the pandemic and will likely continue to lag due to delayed return-to-the office plans and decision-making related to future office utilization, we were able to execute 207,000 square feet at our share of office leases during the quarter, over 50% of which comprised new leases in National Landing. We expect this lag to continue to impact our occupancy levels for the foreseeable future. We have seen an increase in the number of employees returning to the office and higher transient parking, with parking revenue in our commercial portfolio at approximately 79% of pre-pandemic levels of approximately $25 million annually, at our share.

Our multifamily portfolio occupancy as of September 30, 2022 improved by 140 basis points as compared to June 30, 2022. Average in-place rents ended the quarter 8.4% below asking rents. For third quarter lease expirations, we increased rents by 6.7% upon renewal while achieving a 57.1% renewal rate across our portfolio.

Operating Results

Key highlights for the three and nine months ended September 30, 2022 included:

●	a net loss attributable to common shareholders of $19.3 million, or $0.17 per diluted common share, for the three months ended September 30, 2022 compared to net income attributable to common shareholders of $893,000, or $0.00 per diluted common share, for the three months ended September 30, 2021. Net income attributable to common shareholders of $104.0 million, or $0.86 per diluted common share, for the nine months ended September 30, 2022 compared to a net loss attributable to common shareholders of $22.8 million, or $0.18 per diluted common share, for the nine months ended September 30, 2021;
●	third-party real estate services revenue, including reimbursements, of $21.8 million and $68.0 million for the three and nine months ended September 30, 2022 compared to $25.8 million and $90.7 million for the three and nine months ended September 30, 2021;
●	operating commercial portfolio leased and occupied percentages at our share of 88.3% and 85.9% as of September 30, 2022 compared to 87.3% and 86.1% as of June 30, 2022, and 84.9% and 82.6% as of September 30, 2021;
●	operating multifamily portfolio leased and occupied percentages (1) at our share of 95.5% and 93.7% as of September 30, 2022 compared to 95.7% and 92.3% as of June 30, 2022, and 94.0% and 92.4% as of September 30, 2021;
●	the leasing of 207,000 square feet at our share, at an initial rent (2) of $45.87 per square foot and a GAAP-basis weighted average rent per square foot (3) of $46.81 for the three months ended September 30, 2022, and the leasing of 743,000 square feet at our share, at an initial rent (2) of $45.69 per square foot and a GAAP-basis weighted average rent per square foot(3) of $45.03 for the nine months ended September 30, 2022; and

●	an increase in same store (4) NOI of 11.5% to $78.1 million for the three months ended September 30, 2022 compared to $70.0 million for the three months ended September 30, 2021, and an increase in same store (4) NOI of 13.0% to $231.5 million for the nine months ended September 30, 2022 compared to $204.9 million for the nine months ended September 30, 2021.
(1)	2221 S. Clark Street - Residential and 900 W Street are excluded from leased and occupied percentages as they are operated as short-term rental properties
(2)	Represents the cash basis weighted average starting rent per square foot at our share, which excludes free rent and fixed escalations.
(3)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations.
(4)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the nine months ended September 30, 2022 included:

●	the acquisition of the remaining 36.0% ownership interest in an unconsolidated real estate venture that owned Atlantic Plumbing, a multifamily asset, which was encumbered by a $100.0 million mortgage, for a purchase price of $19.7 million and our partner’s share of the working capital. See Note 3 to the financial statements for additional information;
●	the sale of the Universal Buildings, Pen Place and a development parcel for an aggregate gross sales price of $429.3 million. See Note 3 to the financial statements for additional information;
●	the formation of an unconsolidated real estate venture with affiliates of Fortress Investment Group LLC to recapitalize a 1.6 million square foot office portfolio and land parcels for a gross sales price of $580.0 million comprising four wholly owned commercial assets. See Note 4 to the financial statements for additional information;
●	recognition of an aggregate gain of $6.2 million from the sale of various assets by our unconsolidated real estate ventures. See Note 4 to the financial statements for additional information;
●	the sale of investments in equity securities during the first quarter of 2022, which had been carried at cost, resulting in a realized gain of $13.9 million;
●	the amendment of a $200.0 million unsecured term loan ("Tranche A-1 Term Loan"), originally maturing in January 2023, to extend the maturity date to January 2025 with two one-year extension options, and to amend the interest rate to Secured Overnight Financing Rate ("SOFR") plus 1.15% to SOFR plus 1.75%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets;
●	the amendment of a $200.0 million unsecured term loan ("Tranche A-2 Term Loan") to increase its borrowing capacity by $200.0 million. The incremental $200.0 million includes a delayed draw feature, of which $150.0 million was drawn in September 2022 and the remaining $50.0 million was undrawn as of the date of this filing. The amendment extends the maturity date of the term loan from July 2024 to January 2028 and amends the interest rate to SOFR plus 1.25% to SOFR plus 1.80%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets. See Note 7 to the financial statements for additional information;
●	the net repayment of the outstanding balance on our revolving credit facility totaling $200.0 million, and the amendment of the interest rate to SOFR plus 1.15% to SOFR plus 1.60%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets;
●	a new mortgage loan with a principal balance of $97.5 million collateralized by WestEnd25. The mortgage loan has a seven-year term and an interest rate of SOFR plus 1.45%. We also entered into an interest rate swap with a total notional value of $97.5 million, which effectively fixes SOFR at an average interest rate of 2.71% through the maturity date;
●	the payment of dividends totaling $82.1 million and distributions to redeemable noncontrolling interests of $12.4 million;
●	the repurchase and retirement of 14.2 million of our common shares for $361.0 million, a weighted average purchase price per share of $25.49; and
●	the investment of $218.8 million in development, construction in progress and real estate additions.

Activity subsequent to September 30, 2022 included:

●	the acquisition of an additional 3.7% interest in The Wren, a multifamily asset owned by a consolidated real estate venture, for $9.5 million, increasing our ownership interest to 99.7%;
●	the acquisition of the remaining 50.0% ownership interest in 8001 Woodmont, a multifamily asset owned by an unconsolidated real estate venture, for a purchase price of $115.0 million, including the assumption of the $51.9 million mortgage at our share. The asset is encumbered by a $103.8 million mortgage, which is consolidated in our balance sheet as of the date of acquisition;
●	the repayment of the outstanding balance on our revolving credit facility of $100.0 million; and
●	the declaration of a quarterly dividend of $0.225 per common share, payable on November 22, 2022 to shareholders of record as of November 8, 2022.

Critical Accounting Estimates

Our Annual Report contains a description of our critical accounting estimates, including asset acquisitions, real estate, investments in real estate ventures and revenue recognition. There have been no significant changes to our policies during the nine months ended September 30, 2022.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of recent accounting pronouncements.

Results of Operations

During the nine months ended September 30, 2022, we sold the Universal Buildings and Pen Place, and sold 7200 Wisconsin Avenue, 1730 M Street, RTC-West/RTC-West Trophy Office/RTC-West Land ("RTC-West") and Courthouse Plaza 1 and 2 to an unconsolidated real estate venture. We collectively refer to these assets as the "Disposed Properties" in the discussion below. In November 2021, we acquired The Batley, and in August 2022, we acquired the remaining 36.0% ownership interest in an unconsolidated real estate venture that owned Atlantic Plumbing, which was consolidated upon acquisition.

Comparison of the Three Months Ended September 30, 2022 to 2021

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended September 30, 2022 compared to the same period in 2021:

	Three Months Ended September 30,
	2022	2021	% Change

	(Dollars in thousands)
Property rental revenue	$119,811	$125,900	(4.8)%
Third-party real estate services revenue, including reimbursements	21,845	25,842	(15.5)%
Depreciation and amortization expense	50,056	56,726	(11.8)%
Property operating expense	36,380	40,198	(9.5)%
Real estate taxes expense	14,738	18,259	(19.3)%
General and administrative expense:
Corporate and other	12,072	12,105	(0.3)%
Third-party real estate services	21,230	25,542	(16.9)%
Share-based compensation related to Formation Transaction and special equity awards	548	3,480	(84.3)%
Transaction and other costs	1,746	2,951	(40.8)%
Income (loss) from unconsolidated real estate ventures, net	(13,867)	20,503	(167.6)%
Interest expense	17,932	17,243	4.0%

Property rental revenue decreased by approximately $6.1 million, or 4.8%, to $119.8 million in 2022 from $125.9 million in 2021. The decrease was primarily due to a $17.8 million decrease in revenue from our commercial assets, partially offset by a $10.6 million increase in revenue from our multifamily assets. The decrease in revenue from our commercial assets was primarily due to an $18.2 million decrease related to the Disposed Properties. The increase in revenue from our multifamily assets was primarily due to (i) a $2.6 million increase related to The Batley, (ii) a $2.6 million increase at RiverHouse and The Bartlett due to higher occupancy and rents, (iii) a $2.1 million increase related to higher occupancy at several recently developed properties (West Half, The Wren, 900 W Street and 901 W Street) and (iv) a $1.7 million increase related to Atlantic Plumbing.

Third-party real estate services revenue, including reimbursements, decreased by approximately $4.0 million, or 15.5%, to $21.8 million in 2022 from $25.8 million in 2021. The decrease was primarily due to a $2.6 million decrease in development fees related to the timing of development projects and a $1.4 million decrease in reimbursement revenue.

Depreciation and amortization expense decreased by approximately $6.7 million, or 11.8%, to $50.1 million in 2022 from $56.7 million in 2021. The decrease was primarily due to a $7.7 million decrease related to the Disposed Properties, which was partially offset by a $1.4 million increase related to The Batley.

Property operating expense decreased by approximately $3.8 million, or 9.5%, to $36.4 million in 2022 from $40.2 million in 2021. The decrease was primarily due to a $6.5 million decrease related to the Disposed Properties. The decrease in property operating expense was partially offset by (i) a $940,000 increase related to The Batley, (ii) a $756,000 increase in cleaning, and repairs and maintenance expenses across our same store portfolio and (iii) a $531,000 increase related to Atlantic Plumbing.

Real estate tax expense decreased by approximately $3.5 million, or 19.3%, to $14.7 million in 2022 from $18.3 million in 2021. The decrease was primarily due to a $3.7 million decrease related to the Disposed Properties.

General and administrative expense: corporate and other remained relatively unchanged at $12.1 million in 2022 and 2021 as a decrease in employee compensation costs was offset by an increase in travel and costs associated with employees working in the office.

General and administrative expense: third-party real estate services decreased by approximately $4.3 million, or 16.9%, to $21.2 million in 2022 from $25.5 million in 2021. The decrease was primarily due to a decrease in reimbursable expenses.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by approximately $2.9 million, or 84.3%, to $548,000 in 2022 from $3.5 million in 2021. The decrease was primarily due to the graded vesting of certain awards issued in prior years, which resulted in lower expense as portions of the awards vested.

Transaction and other costs of $1.7 million in 2022 primarily included $1.0 million of severance costs and $600,000 of expenses related to completed, potential and pursued transactions. Transaction and other costs of $3.0 million in 2021 primarily included $1.4 million of demolition costs related to 2000/2001 South Bell Street and $1.4 million of expenses related to completed, potential and pursued transactions.

Income (loss) from unconsolidated real estate ventures decreased by approximately $34.4 million, or 167.6%, to a loss of $13.9 million for 2022 from income of $20.5 million in 2021. The decrease was primarily due to a $23.1 million gain at our share from the sale of 500 L'Enfant Plaza in 2021 and a $14.0 million increase in impairment losses in 2022 compared to 2021.

Interest expense increased by approximately $689,000, or 4.0%, to $17.9 million in 2022 from $17.2 million in 2021. The increase in interest expense was primarily due to (i) a $2.2 million increase due to new mortgage loans entered into during 2022 and 2021 at WestEnd25, 1225 S. Clark Street and 1215 S. Clark Street, (ii) a $954,000 increase at 4747 Bethesda due to rising interest rates and (iii) a $789,000 increase related to a higher average outstanding balance on our revolving credit facility. The increase in interest expense was partially offset by a $3.1 million increase in the fair value of our interest rate caps due to rising interest rates.

Comparison of the Nine Months Ended September 30, 2022 to 2021

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the nine months ended September 30, 2022 compared to the same period in 2021:

	Nine Months Ended September 30,
	2022	2021	% Change

	(Dollars in thousands)
Property rental revenue	$368,445	$370,960	(0.7)%
Third-party real estate services revenue, including reimbursements	67,972	90,694	(25.1)%
Depreciation and amortization expense	157,597	178,130	(11.5)%
Property operating expense	112,469	109,929	2.3%
Real estate taxes expense	47,870	55,127	(13.2)%
General and administrative expense:
Corporate and other	42,669	38,475	10.9%
Third-party real estate services	72,422	80,035	(9.5)%
Share-based compensation related to Formation Transaction and special equity awards	4,369	12,866	(66.0)%
Transaction and other costs	4,632	8,911	(48.0)%
Income (loss) from unconsolidated real estate ventures, net	(12,829)	23,513	(154.6)%
Interest and other income, net	16,902	163	*
Interest expense	50,251	50,312	(0.1)%
Gain on the sale of real estate, net	158,631	11,290	*

* Not meaningful.

Property rental revenue decreased by approximately $2.5 million, or 0.7%, to $368.4 million in 2022 from $371.0 million in 2021. The decrease was primarily due to a $34.7 million decrease in revenue from our commercial assets, partially offset by a $30.4 million increase in revenue from our multifamily assets. The decrease in revenue from our commercial assets was primarily due to (i) a $36.8 million decrease related to the Disposed Properties and (ii) a $2.0 million decrease related to 2451 Crystal Drive due to construction management services provided to tenants in 2021, partially offset by (iii) a $3.4 million increase related to the commencement of a lease with Amazon at 2100 Crystal Drive. The increase in revenue from our multifamily assets was primarily due to (i) a $10.6 million increase related to higher occupancy at several recently developed properties (West Half, The Wren, 900 W Street and 901 W Street), (ii) an $8.0 million increase related to The Batley, (iii) a $7.8 million increase at RiverHouse, The Bartlett and 2221 S. Clark Street - Residential due to higher occupancy and rents and (iv) a $1.7 million increase related to Atlantic Plumbing.

Third-party real estate services revenue, including reimbursements, decreased by approximately $22.7 million, or 25.1%, to $68.0 million in 2022 from $90.7 million in 2021. The decrease was primarily due to (i) a $15.6 million decrease in development fees related to the timing of development projects, (ii) a $5.2 million decrease in reimbursement revenue due to the termination of a management agreement and (iii) a $1.8 million decrease in asset management fees due to the sale of assets within the JBG Legacy Funds.

Depreciation and amortization expense decreased by approximately $20.5 million, or 11.5%, to $157.6 million in 2022 from $178.1 million in 2021. The decrease was primarily due to a $26.4 million decrease related to the Disposed Properties and a $4.9 million decrease related to 2345 Crystal Drive primarily due to the amortization and disposal of certain tenant improvements in 2021. The decrease in depreciation and amortization expense was partially offset by an $8.6 million increase related to The Batley and a $1.2 million increase related to 1770 Crystal Drive due to Amazon taking occupancy.

Property operating expense increased by approximately $2.5 million, or 2.3%, to $112.5 million in 2022 from $109.9 million in 2021. The increase was primarily due to (i) a $5.6 million increase in utility, cleaning, repairs and maintenance, and other property expenses across our same store portfolio, (ii) a $2.7 million increase related to The Batley, (iii) a $2.5 million increase related to technology initiatives in National Landing, (iv) a $1.8 million increase related to higher occupancy at several recently developed properties (4747 Bethesda Avenue, West Half, The Wren, 900 W Street and 901 W Street), and (v) a $912,000 increase related to 2221 S. Clark Street – Residential due to higher property management and other operating expenses resulting from higher occupancy. The increase in property operating expense was partially offset by a $12.2 million decrease related to the Disposed Properties.

Real estate tax expense decreased by approximately $7.3 million, or 13.2%, to $47.9 million in 2022 from $55.1 million in 2021. The decrease was primarily due to a $7.4 million decrease related to the Disposed Properties.

General and administrative expense: corporate and other increased by approximately $4.2 million, or 10.9%, to $42.7 million in 2022 from $38.5 million in 2021. The increase was primarily due to an increase in compensation expense.

General and administrative expense: third-party real estate services decreased by approximately $7.6 million, or 9.5%, to $72.4 million in 2022 from $80.0 million in 2021. The decrease was primarily due to a decrease in reimbursable expenses.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by approximately $8.5 million, or 66.0%, to $4.4 million in 2022 from $12.9 million in 2021. The decrease was primarily due to the graded vesting of certain awards issued in prior years, which resulted in lower expense as portions of the awards vested.

Transaction and other costs of $4.6 million in 2022 included (i) $2.2 million of expenses related to completed, potential and pursued transactions, (ii) $2.0 million of integration and severance costs and (iii) $428,000 of demolition costs primarily related to 223 23rd Street and 2250/2300 Crystal Drive. Transaction and other costs of $8.9 million in 2021 included (i) $5.4 million of expenses related to completed, potential and pursued transactions, (ii) $2.9 million of demolition costs related to 2000/2001 South Bell Street and (iii) $616,000 of integration and severance costs.

Income (loss) from unconsolidated real estate ventures decreased by approximately $36.3 million, or 154.6%, to a loss of $12.8 million for 2022 from income of $23.5 million in 2021. The decrease was primarily due to a $22.1 million reduction in gains at our share from the sale of various assets in 2022 as compared to 2021 and a $14.0 million increase in impairment losses in 2022 compared to 2021.

Interest and other income of $16.9 million in 2022 was primarily related to a realized gain of $13.9 million from the sale of investments in equity securities, which had been carried at cost, during the first quarter of 2022 and a $928,000 unrealized gain in 2022 related to equity investments carried at fair value.

Interest expense remained relatively unchanged at $50.3 million in 2022 and 2021. Interest expense decreased by $8.4 million due to an increase in the fair value of our interest rate caps as a result of rising interest rates and a $2.0 million increase in capitalized interest primarily related to 1900 Crystal Drive. The decrease in interest expense was offset by (i) a $4.1 million increase due to new mortgage loans entered into in 2022 and 2021 at WestEnd25, 1225 S. Clark Street and 1215 S. Clark Street, (ii) a $2.1 million increase related to a higher average outstanding balance on our revolving credit facility, (iii) a $1.6 million increase related to Courthouse Plaza 1 and 2 as its associated ground lease was reclassified to a finance lease in December 2021, (iv) a $1.3 million increase related to 4747 Bethesda Avenue due to rising interest rates, (v) a $947,000 increase related to additional draws on our term loans and (vi) a $565,000 increase related to Atlantic Plumbing.

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

We believe FFO is a meaningful non-GAAP financial measure useful in comparing our levered operating performance from period-to-period and as compared to similar real estate companies because FFO excludes real estate depreciation and amortization expense, which implicitly assumes that the value of real estate diminishes predictably over time rather than fluctuating based on market conditions and other non-comparable income and expenses. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income (loss) (computed in accordance with GAAP), as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures used by other companies.

The following is the reconciliation of net income (loss) attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	X	2022	2021

	(In thousands)
Net income (loss) attributable to common shareholders	$(19,293)	$893		$103,950	$(22,811)
Net income (loss) attributable to redeemable noncontrolling interests	(2,546)	103		15,712	(2,472)
Net income (loss) attributable to noncontrolling interests	258	—		174	(1,108)
Net income (loss)	(21,581)	996		119,836	(26,391)
Gain on the sale of real estate, net of tax	—	—		(155,506)	(11,290)
Gain on the sale of unconsolidated real estate assets	—	(23,137)		(6,179)	(28,326)
Real estate depreciation and amortization	47,840	54,547		150,599	171,522
Impairment related to unconsolidated real estate ventures (1)	15,401	1,380		15,401	1,380
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	4,999	7,002		18,285	21,590
FFO attributable to noncontrolling interests	(336)	(54)		(409)	976
FFO attributable to common limited partnership units ("OP Units")	46,323	40,734		142,027	129,461
FFO attributable to redeemable noncontrolling interests	(6,227)	(4,703)		(17,070)	(13,242)
FFO attributable to common shareholders	$40,096	$36,031		$124,957	$116,219
(1)	Related to decreases in the value of the underlying assets.

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

Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. During the three months ended September 30, 2022, our same store pool increased to 53 properties from 52 properties due to the inclusion of The Wren. During the nine months ended September 30, 2022, our same store pool decreased to 52 properties from 55 properties due to the inclusion of West Half, 901 W Street, 900 W Street, 1770 Crystal Drive, and 4747 Bethesda Avenue, and the exclusion of The Alaire, The Terano, the Universal Buildings, 7200 Wisconsin Avenue, 1730 M Street, RTC-West, Courthouse Plaza 1 and 2, and Galvan, which were sold during the period. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under-construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same store NOI increased $8.1 million, or 11.5%, to $78.1 million for the three months ended September 30, 2022 from $70.0 million for the same period in 2021. Same store NOI increased $26.6 million, or 13.0%, to $231.5 million for the nine months ended September 30, 2022 from $204.9 million for the same period in 2021. The increase was substantially attributable to (i) higher occupancy and rents and lower concessions in our multifamily portfolio, (ii) higher occupancy and average daily rates at the Crystal City Marriott, (iii) an increase in parking revenue in our commercial portfolio and (iv) abatement burn-off at certain assets.

The following is the reconciliation of net income (loss) attributable to common shareholders to NOI and same store NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Net income (loss) attributable to common shareholders	$(19,293)	$893	$103,950	$(22,811)
Add:
Depreciation and amortization expense	50,056	56,726	157,597	178,130
General and administrative expense:
Corporate and other	12,072	12,105	42,669	38,475
Third-party real estate services	21,230	25,542	72,422	80,035
Share-based compensation related to Formation Transaction and special equity awards	548	3,480	4,369	12,866
Transaction and other costs	1,746	2,951	4,632	8,911
Interest expense	17,932	17,243	50,251	50,312
Loss on the extinguishment of debt	1,444	—	3,073	—
Income tax expense	166	217	2,600	4,527
Net income (loss) attributable to redeemable noncontrolling interests	(2,546)	103	15,712	(2,472)
Net income (loss) attributable to noncontrolling interests	258	—	174	(1,108)
Less:
Third-party real estate services, including reimbursements revenue	21,845	25,842	67,972	90,694
Other revenue	1,764	1,568	5,758	5,658
Income (loss) from unconsolidated real estate ventures, net	(13,867)	20,503	(12,829)	23,513
Interest and other income, net	984	192	16,902	163
Gain on the sale of real estate, net	—	—	158,631	11,290
Consolidated NOI	72,887	71,155	221,015	215,547
NOI attributable to unconsolidated real estate ventures at our share	7,107	7,336	22,371	22,951
Non-cash rent adjustments (1)	(6,018)	(3,701)	(9,787)	(12,554)
Other adjustments (2)	6,230	4,683	20,689	14,608
Total adjustments	7,319	8,318	33,273	25,005
NOI	80,206	79,473	254,288	240,552
Less: out-of-service NOI loss (3)	(548)	(2,019)	(4,043)	(4,638)
Operating Portfolio NOI	80,754	81,492	258,331	245,190
Non-same store NOI (4)	2,645	11,450	26,828	40,262
Same store NOI (5)	$78,109	$70,042	$231,503	$204,928

Change in same store NOI	11.5%		13.0%
Number of properties in same store pool	53		52
(1)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.
(2)	Adjustment to include other revenue and payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue and allocated corporate general and administrative expenses to operating properties.
(3)	Includes the results of our under-construction assets, and near-term and future development pipelines.
(4)	Includes the results of properties that were not in-service for the entirety of both periods being compared and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(5)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	X	2022	2021

	(In thousands)
Property management fees	$4,791	$4,831		$14,575	$14,549
Asset management fees	1,479	2,145		4,763	6,602
Development fees (1)	1,426	4,032		7,113	22,705
Leasing fees	1,713	1,822		4,590	4,106
Construction management fees	169	—		356	375
Other service revenue	1,909	1,295		4,224	4,783
Third-party real estate services revenue, excluding reimbursements	11,487	14,125		35,621	53,120
Reimbursement revenue (2)	10,358	11,717		32,351	37,574
Third-party real estate services revenue, including reimbursements	21,845	25,842		67,972	90,694
Third-party real estate services expenses	21,230	25,542		72,422	80,035
Third-party real estate services revenue less expenses	$615	$300		$(4,450)	$10,659
(1)	As of September 30, 2022, we had estimated unrecognized development fee revenue totaling $41.1 million, of which $3.6 million, $12.4 million and $6.8 million is expected to be recognized during the remainder of 2022, 2023 and 2024, and $18.3 million is expected to be recognized thereafter through 2027 as unsatisfied performance obligations are completed. Changes in the timing and costs of planned development projects may impact these amounts.
(2)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

See discussion of third-party real estate services revenue, including reimbursements, and third-party real estate services expenses for the three and nine months ended September 30, 2022 in the preceding pages under "Results of Operations."

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

Property revenue is calculated as property rental revenue plus parking revenue. Property expense is calculated as property operating expenses plus real estate taxes. Consolidated NOI is calculated as property revenue less property expense. See Note 16 to the financial statements for the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI for the three and nine months ended September 30, 2022 and 2021. The following is a summary of NOI by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	X	2022	2021

	(In thousands)
Property revenue:
Commercial	$75,116	$92,619		$242,839	$274,638
Multifamily	45,887	35,131		131,318	100,610
Other (1)	3,002	1,862		7,197	5,355
Total property revenue	124,005	129,612		381,354	380,603

Property expense:
Commercial	28,754	39,162		95,375	112,143
Multifamily	21,419	19,142		60,319	53,689
Other (1)	945	153		4,645	(776)
Total property expense	51,118	58,457		160,339	165,056

Consolidated NOI:
Commercial	46,362	53,457		147,464	162,495
Multifamily	24,468	15,989		70,999	46,921
Other (1)	2,057	1,709		2,552	6,131
Consolidated NOI	$72,887	$71,155		$221,015	$215,547
(1)	Includes activity related to future development assets, ground leases in which we are the lessor, corporate entities and the elimination of inter-segment activity.

Comparison of the Three Months Ended September 30, 2022 to 2021

Commercial: Property revenue decreased by $17.5 million, or 18.9%, to $75.1 million in 2022 from $92.6 million in 2021. Consolidated NOI decreased by $7.1 million, or 13.3%, to $46.4 million in 2022 from $53.5 million in 2021. The decreases in property revenue and consolidated NOI were due to the Disposed Properties, which were partially offset by an increase at the Crystal City Marriott due to higher occupancy and an increase in parking revenue driven by an increase in both contract and transient parking.

Multifamily: Property revenue increased by $10.8 million, or 30.6%, to $45.9 million in 2022 from $35.1 million in 2021. Consolidated NOI increased by $8.5 million, or 53.0%, to $24.5 million in 2022 from $16.0 million in 2021. The increases in property revenue and consolidated NOI were due to the acquisition of The Batley in November 2021, and higher occupancy and rental rates across the portfolio. The increase in consolidated NOI was partially offset by an increase in operating costs.

Comparison of the Nine Months Ended September 30, 2022 to 2021

Commercial: Property revenue decreased by $31.8 million, or 11.6%, to $242.8 million in 2022 from $274.6 million in 2021. Consolidated NOI decreased by $15.0 million, or 9.3%, to $147.5 million in 2022 from $162.5 million in 2021. The decreases in property revenue and consolidated NOI were due to the Disposed Properties, which were partially offset by an increase at the Crystal City Marriott due to higher occupancy, an increase in parking revenue driven by an increase in both contract and transient parking, and an increase at 2100 Crystal Drive due to the commencement of a lease with Amazon.

Multifamily: Property revenue increased by $30.7 million, or 30.5%, to $131.3 million in 2022 from $100.6 million in 2021. Consolidated NOI increased by $24.1 million, or 51.3%, to $71.0 million in 2022 from $46.9 million in 2021. The increases in property revenue and consolidated NOI were due to the acquisition of The Batley in November 2021, and higher occupancy and rental rates across the portfolio. The increase in consolidated NOI was partially offset by an increase in operating costs.

Liquidity and Capital Resources

Property rental income is our primary source of operating cash flow and depends on many factors including occupancy levels and rental rates, as well as our tenants' ability to pay rent. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the WHI Impact Pool, the JBG Legacy Funds and other third parties. Our assets provide a relatively consistent level of cash flow that enables us to pay operating expenses, debt service, recurring capital expenditures, dividends to shareholders, and distributions to holders of OP Units and long-term incentive partnership units ("LTIP Units"). Other sources of liquidity to fund cash requirements include proceeds from financings, recapitalizations, asset sales, and the issuance and sale of securities. We anticipate that cash flows from continuing operations and proceeds from financings, asset sales and recapitalizations, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, any dividends to shareholders, and distributions to holders of OP Units and LTIP Units over the next 12 months.

Financing Activities

The following is a summary of mortgages payable:

	Weighted Average
	Effective
	Interest Rate (1)	September 30, 2022	December 31, 2021

		(In thousands)
Variable rate (2)	4.60%	$846,432	$867,246
Fixed rate (3)	4.40%	907,516	921,013
Mortgages payable		1,753,948	1,788,259
Unamortized deferred financing costs and premium/discount, net (4)		(12,343)	(10,560)
Mortgages payable, net		$1,741,605	$1,777,699
(1)	Weighted average effective interest rate as of September 30, 2022.
(2)	Includes variable rate mortgages with interest rate cap agreements. As of September 30, 2022, one-month London Interbank Offered Rate ("LIBOR") was 3.14% and one-month term SOFR was 3.04%, as applicable.
(3)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.
(4)	As of September 30, 2022 and December 31, 2021, excludes $2.3 million and $6.4 million of net deferred financing costs related to unfunded mortgage loans that were included in "Other assets, net."

As of September 30, 2022 and December 31, 2021, the net carrying value of real estate collateralizing our mortgages payable totaled $1.9 billion and $1.8 billion. Our mortgages payable contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgages payable are recourse to us. See Note 17 to the financial statements for additional information.

In August 2022, we entered into a mortgage with a principal balance of $97.5 million collateralized by WestEnd25. The mortgage loan has a seven-year term and an interest rate of SOFR plus 1.45%. We also entered into an interest rate swap with a total notional value of $97.5 million, which effectively fixes SOFR at an average interest rate of 2.71% through the maturity date.

As of September 30, 2022 and December 31, 2021, we had various interest rate swap and cap agreements on certain mortgages payable with an aggregate notional value $1.3 billion. See Note 15 to the financial statements for additional information.

Credit Facility

As of September 30, 2022, our $1.6 billion credit facility consisted of a $1.0 billion revolving credit facility maturing in January 2025, a $200.0 million Tranche A-1 Term Loan maturing in January 2025, and a $400.0 million Tranche A-2 Term Loan maturing in January 2028, of which $50.0 million remains available to be borrowed until July 2023.

In January 2022, the Tranche A-1 Term Loan was amended to extend the maturity date to January 2025 with two one-year extension options, and to amend the interest rate to SOFR plus 1.15% to SOFR plus 1.75%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets. In connection with the loan amendment, we amended the related interest rate swaps, extending the maturity to July 2024 and converting the hedged rate from one-month LIBOR to one-month term SOFR.

In July 2022, the Tranche A-2 Term Loan was amended to increase its borrowing capacity by $200.0 million. The incremental $200.0 million includes a delayed draw feature, of which $150.0 million was drawn in September 2022 and the remaining $50.0 million was undrawn as of the date of this filing. The amendment extends the maturity date of the term loan from July 2024 to January 2028 and amends the interest rate to SOFR plus 1.25% to SOFR plus 1.80%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets. We entered into two interest rate swaps with an effective date of September 30, 2022 and a total notional value of $150.0 million, which effectively fix SOFR at a weighted average interest rate of 2.15% through the maturity date. We also entered into two forward-starting interest rate swaps with an effective date of July 2024 and a total notional value of $200.0 million, which will effectively fix SOFR at a weighted average interest rate of 2.80% through the maturity date. Additionally, we amended the interest rate of the revolving credit facility to SOFR plus 1.15% to SOFR plus 1.60%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets.

The following is a summary of amounts outstanding under the credit facility:

	Effective
	Interest Rate (1)	September 30, 2022	December 31, 2021

		(In thousands)
Revolving credit facility (2) (3)	4.19%	$100,000	$300,000

Tranche A-1 Term Loan (4)	2.61%	$200,000	$200,000
Tranche A-2 Term Loan (4)	3.40%	350,000	200,000
Unsecured term loans		550,000	400,000
Unamortized deferred financing costs, net		(3,112)	(1,336)
Unsecured term loans, net		$546,888	$398,664
(1)	Effective interest rate as of September 30, 2022. The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(2)	As of September 30, 2022, one-month term SOFR was 3.04%. As of September 30, 2022 and December 31, 2021, letters of credit with an aggregate face amount of $467,000 and $911,000 were outstanding under our revolving credit facility. In October 2022, we repaid the outstanding balance under our revolving credit facility.
(3)	As of September 30, 2022 and December 31, 2021, excludes $3.8 million and $5.0 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net."
(4)	As of September 30, 2022 and December 31, 2021, the outstanding balance was fixed by interest rate swap agreements. As of September 30, 2022, the interest rate swaps fix SOFR at a weighted average interest rate of 1.46% for the Tranche A-1 Term Loan and 2.15% for the Tranche A-2 Term Loan.

As of September 30, 2022, we had floating rate debt with a principal balance totaling $882.7 million and hedging arrangements with a notional value totaling $1.0 billion that use LIBOR as a reference rate. On November 30, 2020, the United Kingdom regulator announced its intentions, subject to confirmation following an early December consultation, to cease the publication of the one-week and two-month USD-LIBOR immediately following the December 31, 2021 publications, and the remaining USD-LIBOR tenors immediately following the June 30, 2023 publications. Though an alternative reference rate for LIBOR, SOFR, exists, significant uncertainties still remain. We can provide no assurance regarding the future of LIBOR and when our LIBOR-based instruments will transition from LIBOR as a reference rate to SOFR or another reference rate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things, result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.

Common Shares Repurchased

In March 2020, our Board of Trustees authorized the repurchase of up to $500.0 million of our outstanding common shares, which it increased to an aggregate of $1.0 billion in June 2022. During the three and nine months ended September 30, 2022, we repurchased and retired 2.3 million and 14.2 million common shares for $54.0 million and $361.0 million, a weighted average purchase price per share of $23.35 and $25.49. During the three and nine months ended September 30, 2021, we repurchased and retired 2.3 million and 2.9 million common shares for $68.9 million and $88.1 million, a weighted average purchase price per share of $29.73 and $29.99. Since we began the share repurchase program, we have repurchased and retired 23.3 million common shares for $623.5 million, a weighted average purchase price per share of $26.74.

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

Material Cash Requirements

Our material cash requirements for the next 12 months and beyond include:

●	normal recurring expenses;
●	debt service and principal repayment obligations, including balloon payments on maturing debt — As of September 30, 2022, we had no mortgages payable on a consolidated basis and $22.5 million at our share scheduled to mature in 2022. In October 2022, we repaid the outstanding balance on our revolving credit facility of $100.0 million;
●	capital expenditures, including major renovations, tenant improvements and leasing costs — As of September 30, 2022, we had committed tenant-related obligations totaling $67.3 million ($64.9 million related to our consolidated entities and $2.4 million related to our unconsolidated real estate ventures at our share);
●	development expenditures — As of September 30, 2022, we had assets under construction that, based on our current plans and estimates, require an additional $468.1 million to complete, which we anticipate will be primarily expended over the next two to three years;
●	dividends to shareholders and distributions to holders of OP Units and LTIP Units — On October 25, 2022, our Board of Trustees declared a quarterly dividend of $0.225 per common share;
●	possible common share repurchases; and
●	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests – On October 5, 2022, we acquired the remaining 50.0% ownership interest in 8001 Woodmont, a multifamily asset owned by an unconsolidated real estate venture, for a purchase price of $115.0 million, including the assumption of the $51.9 million mortgage at our share. The asset is encumbered by a $103.8 million mortgage, which is consolidated in our balance sheet as of the date of acquisition. On October 4, 2022, we acquired an additional 3.7% ownership interest in The Wren, a multifamily asset owned by a consolidated real estate venture, for $9.5 million, increasing our ownership interest to 99.7%.

We expect to satisfy these needs using one or more of the following:

●	cash and cash equivalents — As of September 30, 2022, we had cash and cash equivalents of $258.9 million and had restricted cash of $188.0 million held by a qualified intermediary all of which was released in October 2022;
●	cash flows from operations;
●	distributions from real estate ventures;

●	borrowing capacity under our current credit facility — As of September 30, 2022, we had $949.5 million of availability under our credit facility, including $50.0 million undrawn under our Tranche A-2 Term Loan; and
●	proceeds from financings, asset sales and recapitalizations.

While we do not expect the need to do so during the next 12 months, we also can issue securities to raise funds.

During the nine months ended September 30, 2022, there were no significant changes to the material cash requirements information presented in Item 7 of Part II of our Annual Report, except for a $1.4 billion decrease in future finance lease payments related to the Disposed Properties, a $200.0 million net decrease in the principal amount due on our revolving credit facility, a $164.8 million decrease in the principal amount due on mortgages payable related to the Disposed Properties, a $150.0 million draw under our unsecured term loan and a new mortgage loan with a principal balance of $97.5 million collateralized by WestEnd25.

See additional information in the following pages under "Commitments and Contingencies."

Summary of Cash Flows

The following summary discussion of our cash flows is based on our statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Nine Months Ended September 30,
	2022	2021

	(In thousands)
Net cash provided by operating activities	$130,366	$154,412
Net cash provided by (used in) investing activities	674,402	(96,751)
Net cash used in financing activities	(634,994)	(91,820)

Cash Flows for the Nine Months Ended September 30, 2022

Cash and cash equivalents, and restricted cash increased $169.8 million to $471.9 million as of September 30, 2022, compared to $302.1 million as of December 31, 2021. This increase resulted from $674.4 million of net cash provided by investing activities and $130.4 million of net cash provided by operating activities, partially offset by $635.0 million of net cash used in financing activities. Our outstanding debt was $2.4 billion and $2.5 billion as of September 30, 2022 and December 31, 2021.

Net cash provided by operating activities of $130.4 million primarily comprised: (i) $140.1 million of net income (before $178.9 million of non-cash items and a $158.6 million gain on the sale of real estate), (ii) $8.5 million of return on capital from unconsolidated real estate ventures and (iii) $18.2 million of net change in operating assets and liabilities. Non-cash income adjustments of $178.9 million primarily include depreciation and amortization expense, share-based compensation expense, deferred rent, net income from investments, amortization of lease incentives and other non-cash items.

Net cash provided by investing activities of $674.4 million comprised: (i) $923.1 million of proceeds from the sale of real estate, (ii) $54.8 million of distributions of capital from unconsolidated real estate ventures and (iii) $19.0 million of proceeds from the sale of investments, partially offset by (iv) $218.8 million of development costs, construction in progress and real estate additions, (v) $86.7 million of investments in unconsolidated real estate ventures and other investments and (vi) $15.2 million for the acquisition of real estate.

Net cash used in financing activities of $635.0 million primarily comprised: (i) $361.0 million of common shares repurchased, (ii) $300.0 million of repayments of our revolving credit facility, (iii) $268.6 million of repayments of mortgages payable, (iv) $82.1 million of dividends paid to common shareholders and (v) $12.4 million of distributions to our redeemable noncontrolling interests, partially offset by (vi) $150.0 million of borrowings under our unsecured term loan, (vii) $134.3 million of borrowings under mortgages payable, (viii) $100.0 million of borrowings under our revolving credit facility and (ix) $9.4 million of contributions from noncontrolling interests.

Unconsolidated Real Estate Ventures

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of September 30, 2022, we had investments in unconsolidated real estate ventures totaling $360.8 million. For these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.

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

As of September 30, 2022, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures and other investments totaling $64.0 million. As of September 30, 2022, we had no principal payment guarantees related to our unconsolidated real estate ventures.

We evaluate reconsideration events as we become aware of them. Reconsideration events include, among other criteria, amendments to real estate venture agreements or changes in the capital requirements of the real estate venture. A reconsideration event could cause us to consolidate an unconsolidated real estate venture or deconsolidate a consolidated entity.

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

Construction Commitments

As of September 30, 2022, we had assets under construction that, based on our current plans and estimates, require an additional $468.1 million to complete, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset sales and recapitalizations, and available cash.

Other

As of September 30, 2022, we had committed tenant-related obligations totaling $67.3 million ($64.9 million related to our consolidated entities and $2.4 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

With respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of September 30, 2022, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

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

Most of our assets have been subject to environmental assessments that are intended to evaluate the environmental condition of the assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks, and the preparation and issuance of a written report. Soil and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. They may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 17 to the financial statements, environmental liabilities totaled $18.0 million and $18.2 million as of September 30, 2022 and December 31, 2021 and are included in "Other liabilities, net" in our balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following is a summary of our annual exposure to a change in interest rates:

	September 30, 2022			December 31, 2021
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgages payable:
Variable rate (1)	$846,432	4.60%	$8,582	$867,246	2.01%
Fixed rate (2)	907,516	4.40%	—	921,013	4.32%
	$1,753,948		$8,582	$1,788,259
Credit facility:
Revolving credit facility (3)	$100,000	4.19%	$1,014	$300,000	1.15%
Tranche A-1 Term Loan (4)	200,000	2.61%	—	200,000	2.59%
Tranche A-2 Term Loan (4)	350,000	3.40%	—	200,000	2.49%
	$650,000		$1,014	$700,000
Pro rata share of debt of unconsolidated real estate ventures (contractual balances):
Variable rate (1)	$130,587	6.31%	$1,324	$281,608	2.56%
Fixed rate (2)	84,905	4.55%	—	91,653	4.49%
	$215,492		$1,324	$373,261

(1)	Includes variable rate mortgages with interest rate cap agreements. As of September 30, 2022, one-month LIBOR was 3.14% and one-month term SOFR was 3.04%, as applicable.
(2)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.
(3)	As of September 30, 2022, one-month term SOFR was 3.04%. The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(4)	As of September 30, 2022 and December 31, 2021, the outstanding balance was fixed by interest rate swap agreements. As of September 30, 2022, the interest rate swaps fix SOFR at a weighted average interest rate of 1.46% for the Tranche A-1 Term Loan and 2.15% for the Tranche A-2 Term Loan. See Note 7 to the financial statements for additional information.

The fair value of our mortgages payable is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and unsecured term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of September 30, 2022 and December 31, 2021, the estimated fair value of our consolidated debt was $2.3 billion and $2.5 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

As of September 30, 2022 and December 31, 2021, we had interest rate swap and cap agreements with an aggregate notional value of $1.4 billion and $862.7 million, which were designated as effective hedges. The fair value of our interest rate swaps and caps designated as effective hedges consisted of assets totaling $52.6 million and $393,000 as of September 30, 2022 and December 31, 2021, included in "Other assets, net" in our balance sheets, and liabilities totaling $18.4 million as of December 31, 2021, included in "Other liabilities, net" in our balance sheet.

Derivative Financial Instruments Designated as Ineffective Hedges

Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are cash flow hedges that are designated as ineffective hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains or losses are recorded in "Interest expense" in our statements of operations. As of September 30, 2022 and December 31, 2021, we had various interest rate swap and cap agreements with an aggregate notional value of $711.8 million and $867.7 million, which were designated as ineffective hedges. The fair value of our interest rate swaps and caps designated as ineffective hedges consisted of assets totaling $9.4 million and $558,000 as of September 30, 2022 and December 31, 2021, included in "Other assets, net" in our balance sheets.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, involved in legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of equity securities by the issuer and affiliated purchasers:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under the Plan Or Programs
July 1, 2022 - July 31, 2022	1,503,040	$23.92	1,503,040	$394,530,230
August 1, 2022 - August 31, 2022	351,400	22.77	351,400	386,523,151
September 1, 2022 - September 30, 2022	456,634	21.90	456,634	376,514,358
Total for the three months ended September 30, 2022	2,311,074	23.35	2,311,074
Total for the nine months ended September30, 2022	14,150,588	25.49	14,150,588
Program total since inception in March 2020	23,297,409	26.74	23,297,409

In March 2020, our Board of Trustees authorized the repurchase of up to $500.0 million of our outstanding common shares, which it increased to an aggregate of $1.0 billion in June 2022. Purchases under the program are made either in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to economic and market conditions, share price, applicable legal requirements and other factors. The program may be suspended or discontinued at our discretion without prior notice.

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
10.1

Credit Agreement, dated as of July 29, 2022, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 2, 2022).

10.2

Fourth Amendment to Credit Agreement, dated as of July 29, 2022, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 2, 2022).

10.3

First Amendment to Credit Agreement, dated as of July 29, 2022, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on August 2, 2022).

10.4†

Retirement Agreement and Release, dated as of July 29, 2022, by and between JBG SMITH Properties and David P. Paul (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on August 2, 2022).

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Extension Calculation Linkbase
101.LAB	Inline XBRL Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

Exhibits	Description
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Filed herewith.
†	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBG SMITH Properties

Date:	November 1, 2022	/s/ M. Moina Banerjee
M. Moina Banerjee
Chief Financial Officer
(Principal Financial Officer)

JBG SMITH Properties

Date:	November 1, 2022	/s/ Angela Valdes
Angela Valdes
Chief Accounting Officer
(Principal Accounting Officer)