Form 10-K
period 2022-12-31
JBG SMITH Properties
filed 2023-02-21
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No  ☒

As of February 14, 2023, JBG SMITH Properties had 114,021,711 common shares outstanding.

As of June 30, 2022, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $2.7 billion based on the June 30, 2022 closing share price of $23.64 per share on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from certain portions of the registrant's definitive proxy statement for its 2023 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

JBG SMITH PROPERTIES

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2022

DEFINITIONS

Defined terms used in this Annual Report on Form 10-K:

"2000/2001 South Bell Street" refers to 2000 South Bell Street and 2001 South Bell Street, an under-construction multifamily asset.

"ADA" means the Americans with Disabilities Act.

"Amazon" refers to Amazon.com, Inc.

"Annualized rent" means: (i) for commercial assets, or the retail component of a mixed-use asset, the in-place monthly base rent before free rent, plus tenant reimbursements as of December 31, 2022, multiplied by 12 and (ii) for multifamily assets, or the multifamily component of a mixed-use asset, the in-place monthly base rent before free rent as of December 31, 2022, multiplied by 12. Annualized rent excludes rent from leases that have been signed but have not yet taken occupancy (not yet included in percent occupied metrics). The in-place monthly base rent does not take into consideration temporary rent relief arrangements.

"At JBG SMITH Share" and "Our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our: (i) 10.0% subordinated interest in one commercial building, (ii) 33.5% subordinated interest in four commercial buildings and (iii) 49.0% interest in three commercial buildings, as well as the associated non-recourse mortgage loans, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures and we have not guaranteed their obligations or otherwise committed to providing financial support.

"BOMA" means Building Owners and Managers Association International.

"CBRS" means the Citizens Broadband Radio Service.

"Code" refers to the Internal Revenue Code of 1986, as amended.

"CODM" means our Chief Operating Decision Maker.

"Combination" refers to our acquisition of the management business and certain assets and liabilities of JBG.

"COVID-19" refers to the novel coronavirus pandemic.

"D&I" means diversity and inclusion.

"Development pipeline" refers to assets that have the potential to commence construction subject to receipt of full entitlements, completion of design and market conditions where we (i) own land or control the land through a ground lease or (ii) are under a long-term conditional contract to purchase, or enter into, a leasehold interest with respect to land.

"ESG" means environmental, social and governance.

"Estimated potential development density" reflects management's estimate of developable gross square feet based on our current business plans with respect to real estate owned or controlled as of December 31, 2022. Our current business plans may contemplate development of less than the maximum potential development density for individual assets. As market conditions change, our business plans, and therefore, the estimated potential development density, could change accordingly. Given timing, zoning requirements and other factors, we make no assurance that estimated potential development density amounts will become actual density to the extent we complete development of assets for which we have made such estimates.

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

"FFO" means funds from operations, a non-GAAP financial measure computed in accordance with the definition established by Nareit in the Nareit FFO White Paper - 2018 Restatement. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-FFO" for further discussion.

"GAAP" means accounting principles generally accepted in the United States.

"GSA" means the General Services Administration, the independent U.S. federal government agency that manages real estate procurement for the federal government and federal agencies.

"GRESB" refers to the Global ESG Benchmark for Real Estate Assets.

"In-service" refers to commercial or multifamily operating assets that are at or above 90% leased or have been operating and collecting rent for more than 12 months as of December 31, 2022.

"IRS" means the Internal Revenue Service.

"ISO" means the International Organization for Standardization.

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

"LTIP Units" means long-term incentive partnership units.

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

"Nareit" means the National Association of Real Estate Investment Trusts.

"NAV" refers to net asset value.

"NOI" means net operating income, a non-GAAP financial measure management uses to assess an asset's performance. The most directly comparable GAAP measure is net income (loss) attributable to common shareholders. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only property related revenue (which includes base rent, tenant reimbursements and other operating revenue, net of free rent and payments associated with assumed lease liabilities) less operating expenses and ground rent for operating leases, if applicable. NOI also excludes deferred rent, related party management fees, interest expense, and certain other non-cash adjustments, including the accretion of acquired below-market leases and amortization of acquired above-market leases and below-market ground lease intangibles. Management uses NOI as a supplemental performance measure of our assets and believes it provides useful information to investors because it reflects only those revenue and expense items that are incurred at the asset level, excluding non-cash items. In addition, NOI is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. However, because NOI excludes depreciation and amortization expense and captures neither the changes in the value of our assets that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our assets, all of which have real economic effect and could materially impact the financial performance of our assets, the utility of NOI as a measure of the operating performance of our assets is limited. NOI presented by us may not be comparable to NOI reported by other REITs that define these measures differently. We believe that to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income (loss) attributable to common shareholders as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income (loss) attributable to common shareholders as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions. "Annualized NOI" means the NOI from the specified quarterly period multiplied by four.

"NYSE" means the New York Stock Exchange.

"Non-same store" refers to all operating assets excluded from the same store pool.

"OP Units" refers to JBG SMITH LP common limited partnership units.

"Percent leased" is based on leases signed as of December 31, 2022, and is calculated as total rentable square feet less rentable square feet available for lease divided by total rentable square feet expressed as a percentage. Out-of-service square feet are excluded from this calculation.

"Percent occupied" is based on occupied rentable square feet/units as of December 31, 2022, and is calculated as: (i) for office and retail space, total rentable square feet less unoccupied square feet divided by total rentable square feet, and (ii) for multifamily space, total units less unoccupied units divided by total units, expressed as a percentage. Out-of-service square feet and units are excluded from this calculation.

"QRS" means qualified real estate investment trust subsidiaries.

"RCP" means representative concentration pathway.

"REC" means renewable energy credit.

"REIT" means a real estate investment trust under Section 856 through 860 of the Code.

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

"Separation Agreement" refers to the Separation and Distribution Agreement.

"Signed but not yet commenced leases" means leases for assets in our portfolio that, as of December 31, 2022, have been executed but for which no rental payments had yet been charged to the tenant.

"SOFR" means the Secured Overnight Financing Rate.

"Square feet" ("SF") refers to the area that can be rented to tenants, defined as: (i) for commercial assets, rentable square footage defined in the current lease and for vacant space the rentable square footage defined in the previous lease for that space, (ii) for multifamily assets, management's estimate of approximate rentable square feet, (iii) for under-construction assets, management's estimate of approximate rentable square feet based on current design plans as of December 31, 2022, and (iv) for assets in the development pipeline, management's estimate of developable gross square feet based on current business plans with respect to real estate owned or controlled as of December 31, 2022.

"STEM" means science, technology, engineering and mathematics.

"Tax Matters Agreement" refers to an agreement with Vornado regarding tax matters.

"TCFD" means Task Force on Climate-Related Financial Disclosures.

"TIN" means taxpayer identification number.

"TMP" means taxable mortgage pool.

"Total annualized estimated rent" represents contractual monthly base rent before free rent, plus estimated tenant reimbursements for the month in which the lease is expected to commence, multiplied by 12.

"Tranche A-1 Term Loan" refers to the $200.0 million unsecured term loan maturing in January 2025.

"Tranche A-2 Term Loan" refers to the $400.0 million unsecured term loan maturing in January 2028, of which $50.0 million remains available to be borrowed until July 2023.

"Transaction and other costs" include pursuit costs related to completed, potential and pursued transactions, demolition costs, integration and severance costs, and other expenses.

"TRS" refers to taxable REIT subsidiaries.

"Under-construction" refers to assets that were under construction during the three months ended December 31, 2022.

"USD-LIBOR" refers to LIBOR as calculated for U.S. dollar.

"Vornado" means Vornado Realty Trust, a Maryland REIT.

"WHI" means the Washington Housing Initiative which includes the WHI Impact Pool, a financing vehicle which we manage on behalf of third-party investors.

PART I

ITEM 1. BUSINESS

The Company

JBG SMITH, a Maryland REIT, owns and operates a portfolio of commercial and multifamily assets amenitized with ancillary retail. JBG SMITH's portfolio reflects its longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area with high barriers to entry and vibrant urban amenities. Approximately two-thirds of our portfolio is in National Landing, which is anchored by four key demand drivers: Amazon's new headquarters, which is being developed by us; Virginia Tech's under-construction $1 billion Innovation Campus; the submarket’s proximity to the Pentagon; and our deployment of next-generation public and private 5G digital infrastructure. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the WHI, the JBG Legacy Funds and other third parties. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH LP. As of December 31, 2022, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 88.3% of its OP Units, after giving effect to the conversion of certain vested LTIP Units that are convertible into OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms.

As of December 31, 2022, our Operating Portfolio consisted of 51 operating assets comprising 31 commercial assets totaling 9.7 million square feet (8.4 million square feet at our share), 18 multifamily assets totaling 6,756 units (6,755 units at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have two under-construction multifamily assets with 1,583 units (1,583 units at our share) and 20 assets in the development pipeline totaling 12.5 million square feet (9.7 million square feet at our share) of estimated potential development density. We present combined portfolio operating data that aggregates assets we consolidate in our consolidated financial statements and assets in which we own an interest, but do not consolidate in our financial results. For additional information regarding our assets, see Item 2 "Properties."

Certain terms used throughout this Annual Report on Form 10-K are defined under "Definitions" starting on page 3.

Our Strategy

We own and operate urban mixed-use properties concentrated in what we believe are the highest growth, Metro-served submarkets in the Washington, D.C. metropolitan area, including National Landing, that have significant barriers to entry and key urban amenities. We have significant expertise with multifamily, office and retail assets. We believe that we are known for our creative deal-making and capital allocation skills and for our development and value creation expertise. We intend to continue to opportunistically sell or recapitalize assets as well as land sites where a ground lease or joint venture execution may represent the most attractive path to maximizing value. Recycling the proceeds from these sales will not only fund our planned growth through value-added development and acquisitions, but will also further advance the strategic shift in the composition of our portfolio to majority multifamily, with an office portfolio concentrated in National Landing.

One of our approaches to value creation uses a series of complementary disciplines through a process we call "Placemaking." Placemaking involves strategically mixing high-quality multifamily and commercial buildings with anchor, specialty and neighborhood retail in a high density, thoughtfully planned and designed public space. Through this process, we create synergies, and thus value, across those varied uses leading to unique, amenity-rich, walkable neighborhoods that are desirable and enhance tenant and investor demand. We believe our Placemaking approach will increase occupancy and rental rates in our portfolio, in particular with respect to our concentrated and extensive land and operating asset holdings in National Landing, the location of Amazon's second headquarters and Virginia Tech's currently under construction $1 billion Innovation Campus. National Landing, situated in Northern Virginia directly across the Potomac River from Washington, D.C., is the interconnected and walkable neighborhood that encompasses Crystal City, the eastern portion of Pentagon City and the northern portion of Potomac Yard. We believe National Landing is one of the region's best-located urban mixed-use communities due to its central and easily accessible location, its adjacency to Reagan National Airport, and its large base of existing offices, apartments and hotels.

We are repositioning our holdings in National Landing by executing a broad array of Placemaking strategies, including the delivery of new multifamily and office developments, locally sourced amenity retail, and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. Utilizing our Placemaking expertise, each new project is intended to contribute to authentic and distinct neighborhoods by creating a vibrant street environment with robust retail offerings and other amenities, including improved public spaces. Additionally, the cutting-edge digital infrastructure investments we are making in National Landing, including the CBRS wireless spectrum we own and agreements with AT&T and Federated Wireless, are advancing our efforts to make National Landing among the first 5G-operable submarkets in the nation, as discussed below.

Amazon's new headquarters is located in National Landing. We currently have leases with Amazon totaling 1.0 million square feet across six office buildings in National Landing. We sold Amazon two of our National Landing development sites, Metropolitan Park and Pen Place. We are the developer, property manager and retail leasing agent for Amazon's new headquarters at National Landing. We are currently constructing two new office buildings for Amazon on Metropolitan Park, totaling 2.1 million square feet, inclusive of approximately 50,000 square feet of street-level retail with new shops and restaurants. We expect to deliver Metropolitan Park and Amazon to occupy it this summer.

In connection with Amazon's new headquarters in National Landing, the Commonwealth of Virginia agreed to provide tax incentives to Amazon to create a minimum of 25,000 new full-time jobs and potentially 37,850 full-time jobs in National Landing with average annual wage targets for each calendar year, starting with $150,000 in 2019, and escalating 1.5% per year. We, alongside Amazon, Virginia Tech, and federal, state, and local governments plan to invest more than $12.4 billion, including infrastructure investments, that will directly benefit National Landing. The infrastructure investments include: two new Metro entrances (Crystal Drive and Potomac Yard); a pedestrian bridge to Reagan National Airport; a new commuter rail station located between two of our Crystal Drive office assets; lowering of elevated sections of U.S. Route 1 that currently divide parts of National Landing to create better multimodal access and walkability; funding for the innovation campus anchored by Virginia Tech; and Long Bridge, the planned two-track rail connection between Washington, D.C. and National Landing.

In the fall of 2020, Virginia Tech virtually launched the inaugural academic year of its $1 billion Innovation Campus in National Landing, which is under construction. This expected powerful demand driver sits adjacent to 2.0 million square feet of development density we own in National Landing and a new, under-construction Potomac Yard Metro station (scheduled to open this summer), all approximately one mile south of Amazon's new headquarters. The campus is part of a 20-acre innovation district, of which the fully entitled first phase encompasses approximately 1.6 million square feet of space, including four office towers and two residential buildings, with ground-level retail. On this campus, Virginia Tech intends to create an innovation ecosystem by co-locating academic and private sector uses to accelerate research and development spending, as well as the commercialization of technology. When the Innovation Campus is fully operational, Virginia Tech plans to annually graduate approximately 750 master students and 150 PhD students in STEM fields. Virginia Tech is expected to occupy 675,000 square feet in the Innovation Campus.

The following are key components of our strategy:

Capitalize on Significant Demand Catalysts in National Landing. We believe the strong technology sector tailwinds created by Amazon, the Virginia Tech Innovation Campus, the Pentagon and our National Landing digital infrastructure initiative will contribute to substantial growth from our Operating Portfolio and our 6.6 million square foot development pipeline in National Landing. Approximately two-thirds of our portfolio is located in National Landing where Amazon is incentivized to employ a minimum of 25,000 new full-time jobs and potentially 37,850 planned employees, and Virginia Tech's $1 billion Innovation Campus is under construction.

Given National Landing’s proximity to the Pentagon, recent historic increases in the U.S. defense budget and robust foreign defense spending, National Landing is positioned to capture growing defense demand, particularly as tech and defense are increasingly intertwined. Evidencing this point, in 2022, Huntington Ingalls Industries, Inc., a large defense contractor responsible for building a majority of the U.S. Navy fleet, leased significant space from us in National Landing. Two other large defense contractors — The Boeing Company and Raytheon Technologies Corporation — have also announced their global headquarter relocations to the National Landing area.

We believe our investment in next-generation connectivity infrastructure such as dense, redundant, and secure fiber networks, data center access, and world-class 5G connectivity, will be a key advantage in continuing to attract companies to National Landing. We have secured access to multiple blocks for between 30 and 40 megahertz of licensed CBRS wireless spectrum to support 5G broadband communications for the geographic license areas stretching across National Landing. In addition to other investments that we are making in the submarket, we believe this investment in CBRS spectrum and agreements with AT&T and Federated Wireless will allow us to control the process of attracting and partnering with best-in-class service providers, making National Landing among the first 5G-operable submarkets in the nation. This digital infrastructure will also provide us with valuable tenant inducement tools, such as the ability to offer ubiquitous and redundant fiber connectivity and 5G private cellular networks. These features are increasingly important to technology companies, especially innovators in cybersecurity, internet of things, artificial intelligence and cloud computing.

In addition to our Primary Focus on National Landing, Invest in and Operate Mixed-Use Assets in Other High-Growth, Metro-Served Submarkets in the Washington, D.C. Metropolitan Area. We intend to continue our longstanding strategy of owning and operating urban mixed-use properties concentrated in what we believe are the highest growth, Metro-served submarkets in the Washington, D.C. metropolitan area with high barriers to entry and vibrant urban amenities. In addition to National Landing, these submarkets include the Rosslyn-Ballston Corridor in Northern Virginia; the Ballpark, U Street/Shaw, and Union Market, in the District of Columbia; and Bethesda in Maryland. These submarkets generally feature strong economic and demographic attributes, as well as superior transportation infrastructure that caters to the preferences of multifamily, office and retail tenants. We believe these positive attributes will enable our assets located in these high-growth submarkets to outperform the Washington, D.C. metropolitan area as a whole.

Drive Incremental Growth Through Lease-up and Stabilization of Our Operating Assets, and Deliver Our Under-Construction Assets. Given our leasing capabilities and tenant demand for high-quality space in our submarkets, we believe that we are well-positioned to achieve significant internal growth from the lease-up of vacant space in our in-service Operating Portfolio. As of December 31, 2022, we had 31 operating commercial assets totaling 9.7 million square feet (8.4 million square feet at our share), which were 88.5% leased at our share, resulting in 939,000 square feet available for lease. As of December 31, 2022, we had 18 multifamily assets totaling 6,756 units (6,755 units at our share), which were 94.5% leased at our share. In addition to portfolio lease-up, we expect increases in NOI from: (i) the commencement of signed but not yet commenced leases ($16.4 million total annualized estimated rent as of December 31, 2022, of which $9.8 million is expected in 2023) and (ii) contractual rent escalators in our non-GSA office and retail leases, which are based on increases in the Consumer Price Index or a fixed percentage.

As of December 31, 2022, we had 1,583 multifamily units under construction in National Landing across two projects (4 buildings): 1900 Crystal Drive and 2000/2001 South Bell Street. Based on our current plans and estimates, these assets will require an additional $403.5 million to complete. We have one multifamily asset in its initial lease up, 8001 Woodmont, which was delivered in the second quarter of 2021 and was 81.1% occupied as of December 31, 2022.

Monetize Our Significant Development Pipeline. We expect our pipeline of ground-up development opportunities will produce favorable risk-adjusted returns on invested capital.

As of December 31, 2022, our development pipeline consists of 20 assets, and we estimate it can support 12.5 million square feet (9.7 million square feet at our share) of estimated potential development density: 83.1% of this potential development density comprises multifamily projects located in the high-growth submarkets of National Landing, the Ballpark, and Union Market/NoMa/H Street; and 100.0% of this potential development density is Metro-served. We expect five of these multifamily projects to deliver 4,105 units within a half mile of Amazon's new headquarters. We intend to invest in multifamily development as market demand evolves, matching delivery dates with Amazon's expected job growth in National Landing, and in new office development subject to preleasing. While we expect these opportunities to be entitled over the next 24 months, construction remains subject to completion of design, market conditions and our rigorous return requirements. The estimated potential development densities and uses reflect our current business plans as of December 31, 2022 and are subject to change based on market conditions.

In addition to developing select assets in this pipeline, we expect to unlock value through opportunistic asset sales, ground leases and recapitalizations.

Actively Allocate our Capital, Reposition Our Portfolio to Majority Multifamily and Concentrate our Office Portfolio in National Landing. A fundamental component of our strategy to maximize long-term NAV per share is active capital allocation. We evaluate development, acquisition, disposition, share repurchase and other investment decisions based on how they may impact long-term NAV per share. We intend to continue to opportunistically sell or recapitalize assets as well as land sites where a ground lease or joint venture execution may represent the most attractive path to maximizing value. Successful execution of our capital allocation strategy enables us to source capital at NAV from the disposition of assets generating low cash yields and invest those proceeds in new acquisitions with higher cash yields and growth, as well as in development projects with significant yield spreads and profit potential. We view this strategy as a key tool to source capital. Consequently, at any given time, we expect to be in various stages of discussions and negotiations with potential buyers, real estate venture partners, ground lessors, and other counterparties with respect to sales, joint ventures, and/or ground leases for certain of our assets, including portfolios thereof. These discussions and negotiations may or may not lead to definitive documentation or closed transactions. We anticipate redeploying the proceeds from these sales will not only help fund our planned growth, but will also further advance the strategic shift of our portfolio to majority multifamily.

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

Third-Party Services Business

Our third-party asset management and real estate services business provides fee-based real estate services to the WHI, the JBG Legacy Funds and other third parties. The WHI pursues a transformational approach to producing affordable workforce housing and creating sustainable, mixed-income communities in the Washington, D.C. region. Although a significant portion of the assets and interests in assets formerly owned by certain of the JBG Legacy Funds were contributed to us in the Combination, the JBG Legacy Funds retained certain assets that were not consistent with our long-term business strategy. With respect to the remaining investments of the JBG Legacy Funds, we provide asset management, property management, development, construction management, leasing and other services. We expect to continue to earn fees for the management of the JBG Legacy Funds until their investments are liquidated. Certain individual members of our management team own direct equity co-investment and promote interests in the JBG Legacy Funds and certain of the funds' investments that were not contributed to us. These economic interests will be eliminated as the JBG Legacy Funds are wound down over time. Additionally, we often retain management of properties we sell as part of our capital allocation strategy. These assets, while no longer owned by us, continue to generate third-party service fees.

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

Competition

The commercial real estate markets in which we operate are highly competitive. We compete with numerous acquirers, developers, owners and operators of commercial real estate including other REITs, private equity investors, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships and individual investors, many of which own or may seek to acquire or develop assets similar to ours in the same markets in which our assets are located. These competitors may have greater financial resources or access to capital than we do or be willing to acquire assets in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue, which may reduce the number of suitable investment opportunities available to us or increase pricing. Leasing is a major component of our business and is highly competitive. The principal means of competition in leasing are lease terms (including rent charged and tenant improvement allowances), location, services provided and the nature and condition of the asset to be leased. If our competitors offer space at rental rates below current market rates, below the rental rates we currently charge our tenants, in better locations within our markets, in higher quality assets or offer better services, we may lose existing and potential tenants, and we may be pressured to reduce our rental rates below those we currently charge to retain tenants when our tenants' leases expire.

Segment Data

We operate in the following business segments: commercial, multifamily and third-party asset management and real estate services. Financial information related to these business segments for each of the three years in the period ended December 31, 2022 is set forth in Note 19 to the consolidated financial statements.

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

Significant Tenants

Only the U.S. federal government accounted for 10% or more of our rental revenue, which consists of property rental and other property revenue, as follows:

	Year Ended December 31,
	2022	2021	2020

	(Dollars in thousands)
Rental revenue from the U.S. federal government	$75,516	$83,256	$84,086
Percentage of commercial segment rental revenue	23.7%	22.8%	24.3%
Percentage of rental revenue	14.8%	16.2%	17.8%

ESG

Our business values integrate environmental sustainability, social responsibility, D&I, and strong governance practices throughout our organization. We believe that by understanding the social and environmental impacts of our business, we are better able to protect asset value, reduce risk, and advance initiatives that result in positive social and environmental outcomes creating shared value. Our business model prioritizes maximizing long-term NAV per share. By investing in urban infill and transit-oriented development and strategically mixing high-quality multifamily and commercial buildings with public areas, retail spaces, and walkable streets, we are working to define neighborhoods that deliver benefits to the environment and our community, as well as long-term value to our shareholders.

We remain committed to transparent reporting of ESG financial and non-financial indicators. We intend to continue publishing an annual ESG report with key performance indicators that are aligned with the Global Reporting Initiative reporting framework, United Nations Sustainable Development Goals, Sustainability Accounting Standards Board Standards, and recommendations set forth by the Task Force on Climate-Related Financial Disclosures. We achieved carbon neutrality across our Operating Portfolio for energy associated with the operations of our buildings in 2021. In 2022, we expanded our ESG reporting commitment to include full coverage of Scope 1. Carbon neutrality was accomplished first through energy and water efficiency, then the purchase of verified carbon offsets for Scope 1 emissions produced by onsite natural gas consumption and fugitive refrigerant emissions, and the purchase of Green-e RECs for Scope 2 emissions produced by consuming onsite electricity procured by us. (We own three company vehicles with emissions that are less than 0.01% of our carbon footprint and, therefore, are not included in our calculations of carbon neutrality.) Our planned next step toward long-term sustainability includes the development and execution of an offsite renewable energy strategy, which is expected to replace a significant portion of our annual REC purchases, which add renewable energy capacity to the national electrical grid. Our detailed sustainability information, including our strategy, key performance targets and indicators, annual absolute comparisons, achievements and historical ESG reports are available on our website at https://www.JBGSMITH.com/About/Sustainability. All energy, water, waste and greenhouse gas emissions data in our ESG report is third-party, limited assurance verified following ISO 14064-3. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

We focus on operating efficiency, responding to evolving environmental and social trends, and delivering on the needs of our tenants and communities. We have demonstrated the results of this focus by:

●	Achieving a 5-star designation in the GRESB Global ESG Benchmark for Real Assets for both diversified operating assets and future development, and being recognized as a 2021 Global Sector Leader - Diversified - Office/Residential Sector.
●	Being named 2021 Nareit Diversified Leader in the Light award winner for sustained ESG excellence.
●	Establishing an ESG Committee and maintaining oversight of environmental and social matters by the Board of Trustees' Corporate Governance & Nominating Committee.
●	Being named to Bloomberg's Gender Equality Index.
●	Improving the diversity of our Board of Trustees, which currently comprises 36% women. Reflecting the strength and diversity of our national labor force, our Board of Trustees has made a long-term commitment to evolve its composition to have equal balance between men and women and to reflect the ethnic diversity of our country.
●	Surpassing $114 million in investor commitments to the JBG SMITH-managed WHI Impact Pool, which raises funds from third parties and, through 2022, closed $64.7 million in financing related to the purchase of residential communities that contain 2,565 units. We launched the WHI in 2018 in partnership with the Federal City Council to preserve or build between 2,000 and 3,000 units of affordable workforce housing in the Washington, D.C. region. In 2022, WHI was named ESG Investing Awards' 2022 Best ESG Investment Fund: Real Estate.

Our sustainability team works directly with our business units to integrate our ESG principles throughout our operations and investment processes. Our sustainability team is responsible for leading annual ESG reporting efforts, maintaining building certifications, energy, water and waste benchmarking, sustainability strategy development and implementation and coordination with industry and community partners.

To ensure that our ESG principles are fully integrated into our business practices, our sustainability, human resources, legal, accounting, D&I and WHI teams, as well as members of our management team, provide top-down support for the implementation of ESG initiatives. Our ESG Committee is responsible for ESG improvement programs and provides our Board of Trustees' Corporate Governance & Nominating Committee with periodic updates on ESG strategy.

Energy and Water Efficiency and Management

We believe that the efficient use of natural resources will result in sustainable long-term value and mitigate climate-related risks. By 2030, we have committed to reduce: energy consumption 25%, predicted energy consumption 25%, water consumption 20%, predicted water consumption 20%, embodied carbon 20%, and greenhouse gas emissions (Scope 1 and 2) 25%. Further, by 2030, we have committed to increase waste diversion to 60% and verify all assets using green building and health and well-being certifications across our Operating Portfolio and development pipeline. In addition to our 2030 targets, we have a legacy commitment to improve the energy efficiency of our commercial Operating Portfolio by at least 20% over the 10-year period ending in 2024 through the Department of Energy Better Buildings Challenge. We achieve this improvement through real time energy use monitoring. We plan to report progress on these commitments annually in our ESG report.

Our long-term strategy to reduce energy and water consumption includes operational and capital improvements that align with our business plan and contribute to attaining our performance targets. Asset teams review historical performance, conduct energy audits and regularly assess opportunities to achieve efficiency targets. Capital investment planning considers the useful life of equipment, energy and water efficiency, occupant health impacts and maintenance requirements. Asset-level business plans that include energy and water efficiency capital investments are underway.

Our development strategy focuses on reducing predicted energy and water consumption and embodied carbon, contributing to attaining our performance targets. Development teams use energy, water, and embodied carbon modeling to inform design decisions that best fit each individual building program, adapt to identified climate change conditions for our region, and promote healthy buildings.

We use green building and health and well-being certifications as a verification tool across our portfolio. These certifications demonstrate our commitment to green, smart, and healthy buildings and verify predicted operational performance. We seek to benchmark 100% of our assets to help inform capital improvement projects. As of December 31, 2022:

●	91% of all operating assets, based on square footage, have earned at least one green building or health and well-being certification:
o	4.7 million square feet of LEED Certified Commercial Space (57%)
o	3.2 million square feet of LEED Certified Multifamily Space (57%)
o	3.9 million square feet of ENERGY STAR Certified Commercial Space (46%)
o	2.5 million square feet of ENERGY STAR Certified Multifamily Space (45%)
o	6.5 million square feet of BOMA 360 Certified Commercial Space (77%)
o	7.7 million square feet of Fitwel Viral Response Module Certified Commercial Space (92%)
o	2.1 million square feet of Fitwel Full Building Certified Commercial and Multifamily Space (15%)
●	99.4% of our operating assets' energy and water use are benchmarked

Tenant Sustainability Impacts

Customer service is an integral component of real estate management. Our mission includes creating a unique experience at all our properties where our tenants' needs are our highest priority. We believe in sustainability as a service — by integrating efficiency and conservation into standard operating practices, we engage on topics that are most impactful to our tenants and residents. We are committed to providing a healthy living and working environment for building occupants. We accomplish this goal through monitoring and improving indoor air quality, eliminating toxic chemicals, providing access to nature and daylight, fresh foods, fitness, composting and waste reduction programs.

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

Nearly all our commercial tenants are metered at the whole building level for their grid electricity and water usage. Many of our retail tenants in multifamily buildings are billed directly for electricity and water. As such, the percentage of our directly sub-metered tenants is very low. In most cases, we receive a bill at the whole building level for grid electricity and water usage, and bill tenants based on the percentage of the building's square footage that they occupy. These tenants are not considered to be separately metered or sub-metered.

Climate Change Resilience

We take climate change and the associated risks seriously, and we are committed to managing and avoiding the impacts of climate change using science to inform action. We stand with our communities, tenants and shareholders in supporting meaningful solutions that address this global challenge. To develop a more informed view of future climate conditions and further our understanding of the direct physical risks to our properties, we have conducted a physical climate-related risk assessment (both acute and chronic risks), which includes our operating assets and land holdings in our development pipeline. We intend to conduct periodic physical climate-related risk assessments. We continue to proactively assess the potential risks that may impact our portfolio and endeavor to conduct more robust analyses surrounding transitional and financial risks.

Climate Change Risk Management Strategy

We have aligned our climate-related disclosures with the recommendations of the TCFD. As defined by the TCFD framework, physical risks associated with climate change include acute risks (extreme weather-related events) and chronic risks (such as extreme heat and sea-level rise), and transition risks associated with climate change include policy and legal risks, market and reputation-related risks and decarbonization technology risks.

We continue to assess the potential risks that may impact our portfolio and endeavor to expand our assessments further into additional transitional and financial risk dimensions. Our preliminary physical climate-related assessment on our portfolio was conducted by a third party. The assessment and physical risk scoring was based on an RCP 8.5 emissions scenario, which is a worst-case, high emissions scenario, under a time horizon up to 2040. The assessment included all in-service assets, and our development pipeline and landholdings, and included climate events such as hurricane, wildfire, heat, water stress, flooding and sea-level rise. The assessment of our portfolio identified flooding and heat stress as top hazards. We currently have no properties in a Federal Emergency Management Agency hazard designated area. We work with our insurance team to benchmark resilience features and adaptations for short-term horizons.

Asset-Level Risk Management

We are managing transition risks by benchmarking energy, carbon, water and waste performance at the asset level and review this information with asset management and operations teams quarterly. As a leader in green building, we will continue to make capital investments that enhance building performance and tenant comfort, energy and water efficiency, on-site renewable energy and other decarbonization strategies.

Carbon-Neutral Operations Strategy

Our strategy to maintain carbon-neutral operations includes the following steps:

●	First and foremost, plan for and deploy energy and water efficiency at all assets.
●	Plan for and deploy energy, water, and embodied carbon reductions in the design of our buildings.
●	Deploy on-site renewable energy where most impactful.
●	Develop and deploy off-site renewable procurement strategies.
●	To the extent necessary, offset any remaining emissions by purchasing verified renewable energy credits and carbon offsets.

Social Responsibility

We believe the economic strength of our region is central to sustaining the long-term value of our portfolio. We are committed to the economic development of the Washington D.C. metropolitan area through continued investment in our projects and local communities. We recognize, however, that new development can foster challenging growth dynamics, with matters of social equity at the forefront. We strive to work alongside community members, leaders, and local and federal governments to appropriately respond to these challenges. One of our efforts is the WHI, which we launched in 2018 in partnership with the Federal City Council.

The WHI is a transformational market-driven approach to producing affordable workforce housing and creating sustainable, mixed-income communities. The WHI is a scalable, market-driven model funded by a unique relationship between philanthropy and private investment. As of December 31, 2022, we have committed to invest $11.2 million in the WHI, and our Executive Vice President of Social Impact Investing manages this effort. As of December 31, 2022, our remaining commitment was $4.8 million. The WHI Impact Pool has completed closings of capital commitments totaling $114.4 million, and closed $64.7 million in financing related to the purchase of residential communities that contain 2,565 units. The initiatives' goals include:

●	Preserving or building between 2,000 and 3,000 units of affordable workforce housing in the Washington, D.C. region; and
●	Delivering triple bottom line results consisting of environmental and social objectives in addition to financial returns.

To learn more about our ESG initiatives and performance, please visit https://www.JBGSMITH.com/About/Sustainability and download our ESG Report. The expected publication date of our 2023 ESG report is April 30, 2023. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

D&I

We have a comprehensive, multi-year D&I strategy. See "Human Capital" below for further discussion.

Governance

We are engaged in addressing ESG matters, including climate-related matters, at all levels of our organization. Management’s role in overseeing, assessing, and managing climate-related risks, opportunities and initiatives is integrated throughout our business units. We have a dedicated team of sustainability professionals focused on ESG matters that coordinates and collaborates across business units and with our Board of Trustees and management, and which advises on environmental sustainability matters and develops and implements related initiatives. In 2022, management established a new ESG Committee to help inform ESG strategy and more robustly advise the Board of Trustees on climate-related risks and opportunities. The ESG Committee is responsible for ensuring compliance with guidelines from the SEC and other regulatory bodies, and assists in establishing our general strategy as it relates to ESG matters that may affect our business, operation, performance or reputation. The ESG Committee reports to the Chief Legal Officer, with oversight provided by the Corporate Governance and Nominating Committee. Co-chairs include our Deputy General Counsel and Senior Vice President of Sustainability, with representation by business leaders from various groups across the organization.

Regulatory Matters

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on that real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. The costs of remediation or removal of these substances may be substantial, and the presence of these substances, or the failure to promptly remediate these substances, may adversely affect the owner's ability to sell the real estate or to borrow using the real estate as collateral. In connection with the ownership and operation of our assets, we may be potentially liable for these costs. The operations of current and former tenants at our assets have involved, or may have involved, the use of hazardous materials or generated hazardous wastes. The release of these hazardous materials and wastes could result in us incurring liabilities to remediate any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may (i) expose us to third-party liability (e.g., for cleanup costs, natural resource damages, bodily injury or property damage), (ii) subject our properties to liens in favor of the government for damages and costs the government incurs in connection with the contamination, (iii) impose restrictions on the manner in which a property may be used or businesses may be operated, or (iv) materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. In addition, our assets are exposed to the risk of contamination originating from other sources. While a property owner may not be responsible for remediating contamination that has migrated onsite from an identifiable and viable offsite source, the contaminant's presence can have adverse effects on operations and the redevelopment of our assets. To the extent we send contaminated materials to other locations for treatment or disposal, we may be liable for the cleanup of those sites if they become contaminated.

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks, and the preparation and issuance of a written report. Soil and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us.

Affordable Housing and Tenant Protection Regulations

Certain states and municipalities have adopted laws and regulations imposing restrictions on the timing or amount of rent increases and other tenant protections. As of December 31, 2022, approximately 7% of the multifamily units in our Operating Portfolio were designated as affordable housing. In addition, Washington, D.C. and Montgomery County, Maryland have laws that require, in certain circumstances, an owner of a multifamily rental property to allow tenant organizations the option to purchase the building at a market price if the owner attempts to sell the property. We expect to continue operating and acquiring assets in areas that either are subject to these types of laws or regulations or where such laws or regulations may be enacted in the future. Such laws and regulations limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of assets in certain circumstances.

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

Regulation Related to Government Tenants

As discussed above, the U.S. federal government is a significant tenant. Lease agreements with federal government agencies contain provisions required by federal law, which require, among other things, that the lessor of the property agree to comply with certain rules and regulations, including rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data, and certain provisions intending to assist small businesses. We directly manage assets with federal government agency tenants, which subjects us to additional risks associated with compliance with applicable federal rules and regulations. In addition, there are additional requirements relating to the potential application of equal opportunity provisions and related requirements to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether these requirements apply to a company that is affiliated with the actual government contractor (the legal entity that is the lessor under a lease with a federal government agency) include whether that company and the government contractor are under common ownership, have common management, and are under common control. We own the entity that is the government contractor and the property manager, increasing the risk that requirements of the Employment Standards Administration's Office of Federal Contract Compliance Programs and requirements to prepare affirmative action plans pursuant to the applicable executive order may be determined to be applicable to us. Compliance with these regulations is costly and any increase in regulation could increase our costs, which could have a material adverse effect on us.

Human Capital

Our headquarters is located at 4747 Bethesda Avenue, Suite 200, Bethesda, MD 20814. As of December 31, 2022, we had 912 employees.

We believe that our talent is our competitive advantage. To that end, we focus on talent development and succession planning, pay-for-performance, and D&I.

We utilize talent management practices in the broadest sense to create a holistic, engaging work experience for our employees. The upshot of these practices has resulted (based on employee surveys) in us continuing to be an employer of choice, with an extremely engaged workforce (92% favorable) that has also shown a strong positive attitude around the work we have done in D&I (91% favorable). Our ability to cultivate an inclusive environment that values diversity and fosters a sense of belonging and connection, has resulted in D&I becoming a key driver of overall engagement. In addition to our inclusive culture, our pay equity study results show no systemic disparity in compensation related to race or gender, affirming our strong belief in treating people equitably.

With our hybrid corporate office schedule, flexibility, and keen focus on health and welfare, we offer our employees an environment that enables them to be confident in their in-office experience and demonstrate the energy and excitement that comes from being together and collaborating with coworkers to achieve desirable outcomes.

Key to our high levels of engagement is ensuring we are putting our employees' needs first and creating an inclusive workplace experience where employees thrive. We are proud to have been recognized by the Washington Post as a "Top Workplace" several times in past years, and are focused on providing a positive employee experience to ensure that we remain an employer of choice.

We continually invest in our employee population, ensuring our employee experience more broadly continues to help us attract and retain the best talent in the industry. The list below is a more comprehensive list of offerings that help create a compelling employee experience:

●	Talent reviews and 360 surveys for senior leaders
●	Streamlined annual performance reviews
●	Executive coaching available
●	Employee share purchase plan
●	Hybrid / flexible work schedules
●	Flexible paid time off
●	Regular town halls where senior management updates the entire team on recent progress and other important matters
●	Employee surveys

●	Mentorship program to develop and retain talent
●	Monthly D&I communications
●	Employee roundtable discussions on pertinent current events, workplace issues and teambuilding
●	Utilization of JBGS Inclusion Community and Women's Initiative to guide programming
●	Partnerships with schools and organizations to facilitate recruitment of diverse talent
●	Workforce development partnerships focused on diverse pipeline development
●	Employee referral program
●	Generous company subsidy on health-related benefits
●	Lunches with Leaders
●	Volunteer opportunities

In addition to the above, we have a strong pay-for-performance culture where compensation is tied to both company and individual performance, ensuring that employees focus on both broader business focused goals, as well as their individual goals. To that end, we also have a strong track record of promoting from within. Consequently, the opportunities for growth and development also help to keep our population engaged and motivated.

2022 continued the evolution of our comprehensive, multi-year D&I strategy. With an ongoing focus on our five strategic pillars – (i) workforce and talent, (ii) workplace culture, (iii) business integration, (iv) industry and branding and (v) metrics and accountability – we have made additional progress and have continued to drive cultural and behavioral change.

We recognize that diversity in our workforce brings valuable perspectives, views and ideas to our organization. We pride ourselves on our strong, collaborative culture, and we strive to create an inclusive and healthy work environment for our employees, which helps us continue to attract innovators to our organization. Our workforce comprises 36% women and 56% minorities, and our senior leadership has 41% women representation.

Implementing more inclusive, equitable systems and practices had a significant impact on our ability to identify diverse talent, particularly related to our entry-level recruitment efforts. Our 2022 intern hires were 67% diverse (i.e. women and/or people of color). In addition, we have continued to expand our strategic partnerships with diverse educational, professional and community organizations.

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

Risks Related to Our Business and Operations

A material portion of our portfolio comprises office assets, which have generally experienced a decrease in demand and may experience a further decrease in demand that could have a material adverse effect on us. Furthermore, the decline in the attractiveness of office assets, particularly combined with a lack of transactional activity and the current challenging capital markets could delay our capital recycling plans and our planned transition to majority multifamily.

A material portion of our portfolio comprises office assets, which, due to the increase in work from home policies and practices, have generally experienced a decrease in demand and may experience a further decrease in demand as some tenants do not renew leases as they expire or renew space with a smaller footprint, which could have a material adverse effect on us. Demand for office space in the Washington, D.C. metropolitan area and nationwide, including in our portfolio, has declined and may continue to decline due to increased usage of teleworking arrangements and more flexible work from anywhere policies leading to reconsiderations regarding amount of square footage needed (e.g. certain tenants have reduced their leased square footage or advised us of their intention to do so), and cost cutting resulting from the pandemic, which could lead to continued lower office occupancy (as of December 31, 2022, 12.0% of our commercial and retail leases at our share, based on square footage, were scheduled to expire in 2023 or had month-to-month terms, and 19.4% were scheduled to expire in 2024), and new leasing has been slow to recover and will likely continue to lag due to delayed return-to-the office plans and decision making related to future office utilization. Furthermore, the decline in the attractiveness of office assets, particularly combined with a lack of transactional activity and the current challenging capital markets could delay our capital recycling plans and our planned transition to have our portfolio comprised of majority multifamily assets. Finally, a key demand driver in National Landing is the presence of Amazon’s headquarters, Phase I of which is expected to be completed in 2023. Phase II, which comprises approximately 50% of Amazon’s new headquarters in National Landing has not yet commenced construction; if Amazon determines to delay construction, reduce the size of Phase II or otherwise shrink its footprint in National Landing, that could have a material adverse impact on our plans for National Landing.

Our portfolio of assets is geographically concentrated in Washington, D.C. metropolitan area submarkets, and particularly concentrated in National Landing, which makes us susceptible to adverse economic and other conditions such that an economic downturn affecting this area could have a material adverse effect on us.

We are particularly susceptible to adverse economic or other conditions in the Washington D.C. metropolitan market (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, actual or anticipated federal government shutdowns, uncertainties related to federal elections, relocations of businesses, increases in real estate and other taxes, and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters (including earthquakes, floods, storms and hurricanes), utility outages (including electricity and drinking water), potentially adverse effects of climate change and other disruptions that occur in this market (such as terrorist activity or threats of terrorist activity and other events), any of which may have a greater impact on the value of our assets or on our operating results than if we owned a more geographically diverse portfolio.

Additionally, acts of violence, including terrorist attacks in the Washington, D.C. metropolitan area could directly or indirectly damage our assets, both physically and financially, or cause losses that materially exceed our insurance coverage. Properties that are occupied by federal government tenants may be more likely to be the target of a future attack. Moreover, the same risks that apply to the Washington, D.C. metropolitan area as a whole also apply to the individual submarkets where our assets are located. National Landing makes up more than half of our portfolio based on square footage at our share. Portions of our markets, including National Landing, have underperformed other markets in the region with respect to rent growth and occupancy. Any adverse economic or other conditions in the Washington, D.C. metropolitan area and our submarkets, especially National Landing, or any decrease in demand for office, multifamily or retail assets could have a material adverse effect on us.

Our assets and the property development market in the Washington, D.C. metropolitan area are dependent on an economy that is heavily reliant on federal government spending and use of office assets, and any actual or anticipated curtailment of such spending could have a material adverse effect on us.

Any curtailment of federal government spending, whether due to a change of presidential administration or control of Congress, federal government sequestrations, furloughs or shutdowns, a slowdown of the U.S. and/or global economy, any change in federal government agencies work-from-home policies or uses of office space or other factors, could have an adverse impact on real estate values and property development in the Washington, D.C. metropolitan area, on demand and willingness to enter into long-term contracts for office space by the federal government and companies dependent upon the federal government, as well as on occupancy rates and annualized rents of multifamily and retail assets by occupants or patrons whose employment is by or related to the federal government. For instance, certain of our GSA tenants reduced their leased square footage. Any such curtailments in federal spending or changes in federal leasing policy could occur in the future, which could have a material adverse effect on us.

We have significant exposure to Amazon and the National Landing submarket.

The benefits of Amazon's new headquarters locating in National Landing that might accrue to us may differ from what we, financial or industry analysts or investors anticipate and have anticipated since Amazon’s November 2018 announcement that it had selected sites in National Landing as the location of its new headquarters. We have significant exposure to Amazon, both as a result of their status as a tenant and as a result of fees we have received and expect to continue to receive from them as developer, property manager, and retail leasing agent for the company’s new headquarters at National Landing. We currently have leases with Amazon across six office buildings in National Landing for 1.0 million square feet with annualized rent totaling $44.9 million, of which 387,000 square feet expires in 2023. We anticipate that Amazon will vacate approximately 300,000 square feet following completion and delivery of Metropolitan Park in National Landing in the summer of 2023, for which we are the developer. Amazon may decide not to renew all or a substantial portion of the remaining leases. If Amazon invests less than the announced amounts in National Landing or makes such investment over a longer period than anticipated, if its business prospects decline, if it reduces the size of its workforce in National Landing below initially anticipated levels or further delays hiring or if it leases, releases or develops less square footage than anticipated, our ability to achieve the benefits associated with Amazon's headquarters location in National Landing could be adversely affected. If we, Virginia Tech, Amazon, federal, state and local governments do not make the anticipated investments, including infrastructure investments, that would directly benefit National Landing, we could be adversely affected. Furthermore, Amazon's headquarters may not have the anticipated collateral financial effect on the National Landing submarket. If we do not achieve the perceived benefits of such location as rapidly or to the extent anticipated by us, financial or industry analysts or investors, we and potentially the market price of our common shares could be adversely affected. If we are unable to re-lease that space at attractive rents, it could have a material adverse effect on us and the market price of our common shares. Additionally, if the Virginia Tech Innovation Campus reduces its contemplated size or does not have the anticipated collateral financial effect, or if any of our other key demand drivers in National Landing fail to materialize, it could have a material adverse effect on us.

We derive a significant portion of our revenue from U.S. federal government tenants, and we may face additional risks and costs associated with directly managing assets occupied by government tenants.

For the year ended December 31, 2022, 23.7% of the rental revenue from our commercial segment was generated by rentals to federal government tenants, and federal government tenants historically have been a significant source of new leasing for us. For the year ended December 31, 2022, GSA was our largest single tenant, with 40 leases comprising 23.2% of total annualized rent at our share. The occurrence of events that have a negative impact on the demand for federal government office space, such as a decrease in federal government payrolls or a change in policy that prevents governmental tenants from renting our office space, would have a much larger adverse effect on our revenue than a corresponding occurrence affecting other categories of tenants. If demand for federal government office space were to decline, it would be more difficult for us to lease our buildings and could reduce overall market demand and corresponding rental rates, all of which could have a material adverse effect on us. For example, we have been notified by two civilian GSA tenants that they are vacating their space, approximately 112,000 square feet, due to consolidation of space into another location in 2023. Lease agreements with these federal government agencies contain provisions required by federal law, which require, among other things, that the lessor of the property agree to comply with certain rules and regulations, including rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data, and certain provisions intending to assist small businesses. We directly manage assets with federal government agency tenants, which subjects us to additional risks associated with compliance with applicable federal rules and regulations. In addition, there are additional requirements relating to the potential application of equal opportunity provisions and related requirements to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether these requirements apply to a company that is affiliated with the actual government contractor (the legal entity that is the lessor under a lease with a federal government agency)

include whether such company and the government contractor are under common ownership, have common management, and are under common control. We own the entity that is the government contractor and the property manager, increasing the risk that requirements of the Employment Standards Administration's Office of Federal Contract Compliance Programs and requirements to prepare affirmative action plans pursuant to the applicable executive order may be determined to be applicable to us. Compliance with these regulations is costly and any increase in regulation could increase our costs, which could have a material adverse effect on us.

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

Real estate development and redevelopment activities are a critical element of our business strategy, and we expect to engage in such activities with respect to several of our properties and with properties that we may acquire in the future. To the extent that we do so, we will be subject to risks, including, without limitation:

●	construction or redevelopment costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or unprofitable;
●	inflation could increase the costs of construction and development projects, which could decrease the yield on such projects, delaying their commencement or resulting in fewer such pursuits; for example, in 2022, we delayed the start of some construction projects due to higher than underwritten costs;
●	time required to complete the construction or redevelopment of a project or to lease-up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;
●	contractor, subcontractor and supplier disputes, strikes, labor disputes or shortages, weather conditions or supply disruptions (including those related to the supply chain);
●	failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all;
●	delays with respect to obtaining, or the inability to obtain, necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws;
●	occupancy rates and rents of a completed project may not be sufficient to make the project profitable;
●	incurrence of design, permitting and other development costs for opportunities that we ultimately abandon;
●	the ability of prospective real estate venture partners or buyers of our properties to obtain financing; and
●	the availability and pricing of financing to fund our development activities on favorable terms or at all.

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

As of December 31, 2022, 8.8% of our assets measured by total square feet at our share was held through real estate ventures, and we expect to co-invest in the future with other third parties through partnerships, real estate ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, real estate venture or other entity. In particular, we may use real estate ventures as a significant source of equity capital to fund our development strategy. Consequently, with respect to any such third-party arrangement, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, real estate venture or other entity, or structure of ownership and may, under certain circumstances, be exposed to risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions, and we may be forced to make contributions to maintain the value of the property. Partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take action or withhold consent contrary to our policies or objectives. In some instances, partners or co-venturers may have competing interests in our markets that could create conflict of interest issues. These investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or real estate venture. We and our respective partners or co-

venturers may each have the right to trigger a buy-sell right or forced sale arrangement, which could cause us to sell our interest, or acquire our partners' or co-venturers' interest, or to sell the underlying asset, either on unfavorable terms or at a time when we otherwise would not have initiated such a transaction. In addition, a sale or transfer by us to a third party of our interests in the partnership or real estate venture may be subject to consent rights or rights of first refusal in favor of our partners or co-venturers, which would in each case restrict our ability to dispose of our interest in the partnership or real estate venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if the entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in that entity, including by contributing our interest to a subsidiary of ours that is subject to corporate level income tax. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting assets owned by the partnership or real estate venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our real estate ventures may be subject to debt, and the refinancing of such debt may require equity capital calls. Furthermore, any cash distributions from real estate ventures will be subject to the operating agreements of the real estate ventures, which may limit distributions, the timing of distributions or specify certain preferential distributions among the respective parties. The occurrence of any of the risks described above could have a material adverse effect on us.

We depend on major tenants in our commercial portfolio, and the bankruptcy, insolvency or inability to pay rent of any of these tenants could have a material adverse effect on us.

As of December 31, 2022, the 20 largest office and retail tenants in our Operating Portfolio represented 62.1% of our share of total annualized office and retail estimated rent. In many cases, through tenant improvement allowances and other concessions, we have made substantial upfront investments in leases with our major tenants that we may not recover if they fail to pay rent through the end of the lease term. The inability or failure of a major tenant to pay rent, or the bankruptcy or insolvency of a major tenant, may adversely affect the income produced by our Operating Portfolio. Additionally, we may experience delays in enforcing our rights as landlord due to federal, state and local laws and regulations and may incur substantial costs in protecting our investment. Any such event could have a material adverse effect on us.

We derive a significant portion of our revenue from five of our assets.

As of December 31, 2022, five of our assets in the aggregate generated 24.3% of our share of annualized rent. The occurrence of events that have a negative impact on one or more of these assets, such as a natural disaster that damages one or more of these assets, would have a much larger adverse effect on our revenue than a corresponding occurrence affecting a less significant property. A substantial decline in the revenue generated by one or more of these assets could have a material adverse effect on us.

Our Placemaking depends in significant part on a retail component, which frequently involves retail assets embedded in or adjacent to our multifamily assets and/or commercial assets, making us subject to risks that affect the retail environment generally, such as competition from discount and online retailers, weakness in the economy, fluctuations in foot traffic, pandemics, a decline in consumer spending and the financial condition of major retail tenants, any of which could adversely affect market rents for retail space and the willingness or ability of retailers to lease space in our retail assets.

If our retail assets lose tenants, whether to the proliferation of online businesses and discount retailers, a decline in general economic conditions and consumer spending or otherwise, it could have a material adverse effect on us. If we fail to reinvest in and redevelop our assets to maintain their attractiveness to retailers and shoppers, then retailers or shoppers may perceive that shopping at other venues or online is more convenient, cost-effective or otherwise more attractive, which could negatively affect our ability to rent retail space at our assets. In addition, some of our assets depend on anchor or major retail tenants and/or occupancy in surrounding offices to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants or changes to in-office policies of surrounding businesses. Any of the foregoing factors could adversely affect the financial condition of our retail tenants, the willingness of retailers to lease space from us, and the success of our Placemaking, which could have a material adverse effect on us.

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

As of December 31, 2022, we estimate that our 20 assets in the development pipeline will total 12.5 million square feet (9.7 million square feet at our share) of estimated potential development density. The potential development density estimates for our development pipeline and/or any particular development parcel are based solely on our estimates, using data available to us, and our business plans as of December 31, 2022. The actual density of our development pipeline and/or any development parcel may differ substantially from our estimates based on numerous factors, including our inability to obtain necessary zoning, land use and other required entitlements, legal challenges to our plans by activists and others, as well as building, occupancy and other required governmental permits and authorizations, and changes in the entitlement, permitting and authorization processes that restrict or delay our ability to develop, redevelop or use our development pipeline at anticipated density levels. We can provide no assurance that the actual density of our development pipeline and/or any development parcel will be consistent with our estimated potential development density.

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

A cyber incident is any intentional or unintentional adverse event that threatens the confidentiality, integrity, or availability of our information resources and can include unauthorized persons gaining access to systems to disrupt operations, corrupting data or stealing confidential information. The risk of a cyber incident or disruption, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks have increased globally. As our reliance on technology increases, so do the risks posed to our systems – both internal and external. Our primary risks that could directly result from the occurrence of a cyber incident are theft of assets; operational interruption; regulatory enforcement, lawsuits and other legal proceedings; damage to our relationships with our tenants; and private data exposure. A significant and extended disruption could damage our business or reputation, cause a loss of revenue, have an adverse effect on tenant relations, cause an unintended or unauthorized public disclosure, or lead to the misappropriation of proprietary, personally identifying, and confidential information, any of which could result in us incurring significant expenses to resolve these kinds of issues. Although we have implemented processes, procedures and controls to help mitigate the risks associated with a cyber incident, there can be no assurance that these measures will be sufficient for all possible situations. Even security measures that are appropriate, reasonable and/or in accordance with applicable legal requirements may not be sufficient to protect the information we maintain. Unauthorized parties, whether within or outside our company, may disrupt or gain access to our systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, computer viruses or other malicious codes, and similar means of unauthorized and destructive tampering. A successful attack on one of our service providers could result in a compromise of our own network, theft of our data, legal obligations or liabilities, deployment of ransomware or a disruption in our supply chain or of services upon which we rely. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted cyber incidents evolve and generally are not recognized until launched against a target. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, making it impossible for us to entirely mitigate this risk. If any of the foregoing risks materialize, it could have a material adverse effect on us.

Pandemics and other health concerns, including COVID-19, could have a negative effect on our business, results of operations, cash flows and financial condition.

Pandemics, including COVID-19, as well as both future widespread and localized outbreaks of infectious diseases and other health concerns, and the measures taken to prevent the spread or lessen the impact, could cause a material disruption to office and multifamily industry or the economy as a whole. The impacts of such events could be severe and far-reaching, and may impact our operations in several ways. Additionally, pandemic outbreaks could lead governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to mitigate its spread, including restrictions on freedom of movement and business operations such as issuing guidelines, travel bans, border closings, business closures, quarantine orders, and orders not allowing the collection of rents, rent increases, or eviction of non-paying tenants. In the event of a decline in business activity and demand for real estate transactions, our ability or desire to grow or diversify our portfolio could be affected. Additionally, local and national authorities could continue to expand and extend certain measures imposing restrictions on our ability to enforce contractual rental obligations upon our residents and tenants. Unanticipated costs and operating expenses coupled with decreased anticipated and actual revenue as a result of compliance with regulations, could negatively impact our business, results of operations, cash flow, and overall financial condition and/or our ability to satisfy certain REIT-related requirements.

The full extent of the impact of a pandemic on our business is largely uncertain and dependent on a number of factors beyond our control, and we are not able to estimate with any degree of certainty the effect a pandemic or measures intended to curb its spread could have on our business, results of operations, financial condition and cash flows. Moreover, many of the other risk factors described herein could be more likely to impact us as a result of a pandemic or measures intended to curb its spread.

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

As a REIT we are subject to significant risks related to the real estate industry, any of which could have a material adverse effect on us. These include, among other things:

●	The value of real estate fluctuates depending on conditions in the general economy and the real estate business. Additionally, adverse changes in these conditions may result in a decline in rental revenue, sales proceeds and occupancy levels at our assets and adversely impact our revenue and cash flows. If rental revenue, sales proceeds and/or occupancy levels decline, we generally would expect to have less cash available to pay indebtedness and for distribution to shareholders. In addition, some of our major expenses, including mortgage loan payments, real estate taxes and maintenance costs generally do not decline when the related rents decline.
●	The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, and our inability or the inability of our tenants to timely refinance maturing liabilities to meet liquidity needs may materially affect our financial condition and results of operations. Additionally, mortgage loan obligations expose us to risk of foreclosure and the loss of properties subject to such obligations.
●	It may be difficult to buy and sell real estate quickly, or we or potential buyers of our assets may experience difficulty in obtaining financing, which may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. Additionally, we may be unable to identify, negotiate, finance or consummate acquisitions of properties, or acquire properties on favorable terms, or at all.
●	The composition of our portfolio by asset type is likely to change over time, which could expose us to different asset class risks than if our portfolio composition remained static, and we may be adversely affected by trends in the asset classes we currently own.
●	We may not be able to control the operating expenses associated with our properties, which include real estate taxes, insurance, loan payments, maintenance, and costs of compliance with governmental regulation, or our operating expenses may remain constant or increase, even if our revenue does not increase, which could have a material adverse effect on us.
●	Macroeconomic trends, including increases in inflation and interest rates, could have a material adverse effect on us, as well as our tenants, which may adversely impact our business, financial condition and results of operations.
●	We may be unable to renew leases, lease vacant space or re-let space as leases expire, or do so on favorable terms, which could have a material adverse effect on us. As of December 31, 2022, leases representing 12.0% of our share of the office and retail square footage in our Operating Portfolio were scheduled to expire in 2023 or have month-to-month terms, 19.4% were scheduled to expire in 2024, and 14.3% of our share of the square footage of the assets in our commercial portfolio was unoccupied and not generating rent. We may find it necessary to make rent or other concessions and/or significant capital expenditures to improve our assets to retain and attract tenants.
●	We may be unable to maintain or increase our occupancy and revenue at certain commercial, multifamily and other assets due to an increase in supply, more favorable terms offered by competitors, and/or deterioration in our markets.
●	Increased affordability of residential homes and other competition for tenants of our multifamily properties could affect our ability to retain current residents of our multifamily properties, attract new ones or increase or maintain rents, which could adversely affect our results of operations and our financial condition.
●	We may from time to time be subject to litigation, which may significantly divert the attention of our officers and/or trustees and result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance, any of which could have a material adverse effect on us.
●	We own leasehold interests in certain land on which some of our assets are located. If we default under the terms of any of these ground leases, we may be liable for damages and could lose our leasehold interest in the property or our option to purchase the underlying fee interest in such asset. In addition, unless we purchase the underlying fee interests in the land on which a particular property is located, we will lose our right to operate the property or we will continue to operate it at much lower profitability, which would significantly adversely affect our results of operations. In addition, if we are perceived to have breached the terms of a ground lease, the fee owner may initiate proceedings to terminate the lease.
●	Our assets may be subject to impairment losses, which could have a material adverse effect on our results of operations.
●	Climate change, including rising sea levels, flooding, extreme weather, and changes in precipitation and temperature, may result in physical damage to, or a total loss of, our assets located in areas affected by these conditions, including those in low-lying areas close to sea level, such as National Landing, and/or decreases in demand, rent from, or the value of those assets. In addition, we may incur material costs to protect these assets, including increases in our insurance premiums as a result of the threat of climate change, or the effects of climate change may not be covered by our insurance policies. Furthermore, changes in federal and state legislation and regulations on climate change could result in increased utility expenses and/or increased capital expenditures to improve the energy efficiency and reduce carbon emissions of our properties in order to comply with such regulations or result in fines for non-compliance. Any of the foregoing could have a material and adverse effect on us.

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

Increasingly competitive labor markets and our need to provide additional incentives to remain competitive in our hiring and retention efforts may hurt our ability to effectively operate our business and have a negative effect on our business, results of operations, cash flows, and financial condition.

Our success depends on our ability to continue to attract, retain and motivate qualified personnel, but we may not be able to do so on acceptable terms or at all. Recently, the U.S. job market has experienced labor shortages and employee resignations at record levels, resulting in intense competition for retaining and hiring skilled employees. Additionally, the competitive labor conditions have significantly increased compensation expectations for our existing and prospective personnel. If we are unable to hire and retain qualified personnel as required for our operations, our business, results of operations, cash flows and financial condition could be adversely affected.

Risks Related to the Capital Markets and Related Activities

We face risks related to our common shares.

These risks include, among other things, the risk that an economic downturn or a deterioration in the capital markets may materially affect the value of our equity securities; the absence of any guarantee or certainty regarding the timing, amount, or payment of future dividends on our common shares; the risk of dilution of ownership in our company due to certain actions taken by us; the risk that future offerings of debt or preferred equity securities, which would be senior to our common shares upon liquidation, and in the case of preferred equity securities may be senior to our common shares for purposes of dividend distributions or upon liquidation, may adversely affect the per share trading price of our common shares; and the risk that the announcement of a material acquisition may result in a rapid and significant decline in the price of our common shares. If any of the foregoing risks materialize, it could have a material adverse effect on us.

We have a substantial amount of indebtedness, and our debt agreements include restrictive covenants and other requirements, which may limit our financial and operating activities, our future acquisition and development activities, or otherwise affect our financial condition.

As of December 31, 2022, we had $2.5 billion aggregate principal amount of consolidated debt outstanding, and our unconsolidated real estate ventures had $244.1 million aggregate principal amount of debt outstanding ($55.1 million at our share), resulting in a total of $2.5 billion aggregate principal amount of debt outstanding at our share. A portion of our outstanding debt is guaranteed by our operating partnership. Our cash flow from operations may be insufficient to meet our required debt service and payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our assets or to pay the dividends currently contemplated. Additionally, our debt agreements include customary restrictive covenants, that, among other things, restrict our ability to incur additional indebtedness, to engage in material asset sales, mergers, consolidations and acquisitions, and to make capital expenditures, and some of our debt agreements also include requirements to maintain financial ratios. Our ability to borrow is subject to compliance with these and other covenants, and failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources or give possession of a property to the lender. Any of the foregoing could affect our ability to obtain additional funds as needed, or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs or to finance our future acquisition and development activities.

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

Our future development plans are capital intensive. To complete these plans, we anticipate funding construction and development through asset sales, real estate ventures with third parties, recapitalizations of assets, and public or private securities offerings, or a combination thereof. Similarly, these plans require a significant amount of debt financing which subjects us to additional risks, such as rising interest rates. For information about our available sources of funds, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and the notes to the consolidated financial statements included herein.

We are subject to interest rate risk, which could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

As of December 31, 2022, $892.3 million of our outstanding consolidated debt was subject to instruments that bear interest at variable rates. While some of this debt is protected against interest rate increases above specified rates via interest rate cap agreements, the remainder does not benefit from such arrangements. Further, we may borrow money at variable interest rates in the future without the benefit of associated hedges and caps. With respect to these unhedged amounts, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect our cash flow and our ability to service our indebtedness and make distributions to our shareholders, which could, in turn, adversely affect the market price of our common shares. Based on our aggregate variable rate debt outstanding as of December 31, 2022, an increase of 100 basis points in interest rates would result in a hypothetical increase of approximately $2.5 million in interest expense on an annual basis, when taking into effect existing interest rate caps. The amount of this change includes the benefit of interest rate swaps and caps we currently have in place. Subject to these restrictions, we may enter into hedging transactions to protect ourselves from the effects of interest rate fluctuations on floating rate debt. As of December 31, 2022, our hedging transactions included interest rate cap agreements, which covered $642.9 million of our outstanding consolidated debt, a significant portion of which is with one counterparty, which also exposes us to counterparty risk. Interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates, which could reduce the overall returns on our investments. Moreover, there can be no assurance that our hedging arrangements will qualify as highly effective hedges under applicable accounting standards. Furthermore, should we desire to terminate a hedging agreement, there could be significant costs and cash requirements. Additionally, we are required to maintain interest rate cap agreements under certain of our variable rate debt agreements. Renewing, extending or entering into new interest rate cap agreements in a rising and volatile interest rate environment may cause us to incur significant upfront costs. Finally, the REIT provisions of the Code impose certain restrictions on our ability to use hedges, swaps and other types of derivatives to hedge our liabilities. Any of the foregoing could have a material adverse effect on us.

The replacement of LIBOR with SOFR, may adversely affect interest expense related to outstanding debt. Furthermore, the future of the reference rate used in our existing floating rate debt instruments and hedging arrangements is uncertain, which could have an uncertain economic effect on these instruments, which could have a material adverse effect on us.

Our credit facilities and certain mortgage loans require the applicable interest rate or payment amount by reference to SOFR. The use of SOFR based rates may result in interest rates and/or payments that are higher or lower than the rates and payments that we previously experienced when referenced to LIBOR. SOFR is a relatively new reference rate, has a very limited history and is based on short-term repurchase agreements, backed by Treasury securities. Changes in SOFR could be volatile and difficult to predict, and there can be no assurance that SOFR will perform similarly to the way LIBOR would have performed at any time. As a result, the amount of interest we may pay on our credit facilities is difficult to predict. As of December 31, 2022, we had debt with a principal balance totaling $692.7 million and hedging arrangements with a notional value totaling $1.0 billion that use LIBOR as a reference rate. On November 30, 2020, the United Kingdom regulator announced its intentions to cease the publication of the one-week and two-month USD-LIBOR immediately following the December 31, 2021 publications, and the remaining USD-LIBOR tenors immediately following the June 30, 2023 publications. Though an alternative reference rate for LIBOR, SOFR, exists, significant uncertainties still remain. We can provide no assurance regarding the future of LIBOR and when our LIBOR-based instruments will transition from LIBOR as a reference rate to SOFR or another reference rate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things, result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.

Risks and Conflicts of Interest Related to Our Organization and Structure

Tax consequences to holders of OP Units upon a sale of certain of our assets may cause the interests of our senior management to differ from your own.

Some holders of OP Units, including some members of our senior management, may suffer different and more adverse tax consequences than holders of our common shares upon the sale of certain of the assets owned by our operating partnership, and therefore these holders may have different objectives regarding the material terms of any sale or refinancing of certain assets, or whether to sell such assets at all.

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

In the future, we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in our operating partnership, which may result in shareholder dilution through the issuance of OP Units that may be exchanged for common shares. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct (as compared to a transaction where we do not inherit the contributor's tax basis but acquire tax basis equal to the value of the consideration exchanged for the property) until the OP Units issued in such transactions are redeemed for cash or converted into common shares. While no such protection arrangements existed as of December 31, 2022, in the future we may agree to protect the contributors' ability to defer recognition of taxable gain through restrictions on our ability to dispose of, or refinance the debt on, the acquired properties for specified periods of time. Similarly, we may be required to incur or maintain debt we would otherwise not incur or maintain so that we can allocate the debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

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

This ownership limit and the other restrictions on ownership and transfer of our shares contained in our declaration of trust may: (i) discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common shares or that our shareholders might otherwise believe to be in their best interest; or (ii) result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

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

●	provisions that prohibit business combinations between us and an "interested shareholder," defined generally as any holder or affiliate of any holder who beneficially owns 10% or more of the voting power of our shares, for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter impose fair price and/or supermajority shareholder voting requirements on these combinations; and
●	provisions that provide that a shareholder's "control shares" acquired in a "control share acquisition," as defined in the MGCL, have no voting rights, except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

Although we believe that we are organized and intend to operate to qualify as a REIT for federal income tax purposes, we may fail to remain so qualified. Qualification and taxation as a REIT are governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations and depend on various facts and circumstances that are not entirely within our control. If, with respect to any taxable year, we fail to maintain our qualification as a REIT and do not qualify under the relevant statutory relief provisions, we would have to pay federal income tax on our taxable income at regular corporate rates, could not deduct our distributions in determining our taxable income subject to tax, and would possibly also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the nondeductible 1% excise tax on certain stock repurchases. If we had to pay federal income tax, the amount of money available to distribute to shareholders and pay our indebtedness would be reduced for the year or years involved, and we would not be required to make distributions to shareholders in that taxable year and in future years until we again were able to qualify as a REIT. In addition, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless we were entitled to relief under the relevant statutory provisions.

REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan or require us to make distributions of our shares or other securities.

For us to qualify to be taxed as a REIT, we generally must distribute to our shareholders each year at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. We intend to distribute 100% of our REIT taxable income to our shareholders out of assets legally available therefor. From time to time, we may generate taxable income greater than our cash flow. For example, if we dispose of properties in transactions that are intended to qualify as like-kind exchanges under Section 1031 of the Code and such transactions either fail to consummate the acquisition of replacement property in the like-kind exchanges or are successfully challenged and determined to be currently taxable, our taxable income and earnings and profits would increase, and may require additional distributions to shareholders or, in lieu of that, require us to pay corporate income tax, possibly including interest and penalties. If we do not have other funds available in these and other types of situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or make taxable distributions of our shares to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and avoid corporate income tax and a 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Because amounts distributed will not be available to fund investment activities, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares. Any restrictions on our ability to incur additional indebtedness or make certain distributions could preclude us from meeting the 90% distribution requirement. Decreases in funds from operations due to unfinanced expenditures for acquisitions of assets or increases in the number of shares outstanding without commensurate increases in funds from operations would each adversely affect our ability to maintain our current level of distributions to our shareholders. Consequently, there can be no assurance that we will be able to make distributions at the anticipated distribution rate or any other rate.

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

A TRS is an entity taxed as a corporation in which a REIT directly or indirectly holds stock and which has elected with the REIT to be treated as a TRS of the REIT and which is taxable as a regular corporation, at regular corporate income tax rates. As a REIT, we cannot own certain assets or conduct certain activities directly, without risking failing the income or asset tests that apply to REITs. We can, however, hold these assets or undertake these activities through a TRS. For example, we generally cannot provide certain non-customary services to our tenants, and we cannot derive income from a third party that provides such services. If we forego providing such services to our tenants, we may be at a disadvantage to competitors who are not subject to the same restrictions. Accordingly, we provide such non-customary services to our tenants and share in the revenue from such services through our TRSs. As noted, the income earned through our TRSs will be subject to corporate income taxes. In addition, a 100% excise tax will be imposed on certain transactions between us and our TRSs that are not conducted on an arm's length basis.

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

Investors are cautioned to interpret many of the risks identified under the section titled "Risk Factors" in this Annual Report on Form 10-K as being heightened as a result of the numerous adverse impacts of COVID-19.

In particular, information included under "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. Such factors include, but are not limited to:

●	the economic health of the greater Washington Metro region and our geographic concentration therein, particularly our concentration in National Landing;
●	decreases in demand for office space in the Washington, D.C. metropolitan area, particularly with respect to our two largest tenants, Amazon and the federal government;
●	the amount and timing of Amazon’s investments in National Landing and revenue we receive from them currently and may receive in the future;
●	whether any or all of the other three demand drivers discussed above will fail to materialize;
●	reductions in or actual or threatened changes to the timing of federal government spending;
●	changes in general political, economic and competitive conditions and specific market conditions;

●	the risks associated with real estate development and redevelopment, including unanticipated expenses, delays and other contingencies;
●	the risks associated with the acquisition, disposition and ownership of real estate in general and our real estate assets in particular;
●	the ability to control our operating expenses;
●	the risks related to co-investments in real estate ventures and partnerships;
●	the ability to renew leases, lease vacant space or re-let space as leases expire, and to do so on favorable terms;
●	the economic health of our tenants;
●	fluctuations in interest rates;
●	the supply of competing properties and competition in the real estate industry generally;
●	the availability and terms of financing and capital and the general volatility of securities markets;
●	the risks associated with mortgage loans and other indebtedness;
●	compliance with applicable laws, including those concerning the environment and access by persons with disabilities;
●	increased investor focus and activism related to ESG matters;
●	terrorist attacks and the occurrence of cyber incidents or system failures;
●	the ability to maintain key personnel;
●	failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and
●	other factors discussed under the caption "Risk Factors."

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

ITEM 2. PROPERTIES

Note on presentation of "at share" information. We present certain financial information and metrics "at JBG SMITH Share," which is calculated on an entity-by-entity basis, but exclude our: (i) 10.0% subordinated interest in one commercial building, (ii) 33.5% subordinated interest in four commercial buildings and (iii) 49.0% interest in three commercial buildings, as well as the associated non-recourse mortgage loans, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures and we have not guaranteed their obligations or otherwise committed to providing financial support. "At JBG SMITH Share" information, which we also refer to as being "at share," "our pro rata share" or "our share," is not, and is not intended to be, a presentation in accordance with GAAP. Because as of December 31, 2022, 8.8% of our assets, as measured by total square feet, was held through real estate ventures in which we own less than 100% of the ownership interest, we believe this form of presentation, which includes our economic interests in the unconsolidated real estate ventures, provides investors important information regarding a significant component of our portfolio, its composition, performance and capitalization. We classify our portfolio as "operating," "under-construction," or "development pipeline."

The following tables provide information about each of our commercial, multifamily and development pipeline portfolios as of December 31, 2022. Many of our assets in the development pipeline are adjacent to or an integrated component of operating commercial or multifamily assets in our portfolio. A significant number of our assets included in the following tables are held through real estate ventures with third parties or are subject to ground leases. In addition to other information, the following tables indicate our percentage ownership, whether the asset is consolidated or unconsolidated, and whether the asset is subject to a ground lease.

Commercial Assets

				Total
	%		Same Store (2):	Square	%	Office %	Retail %
Commercial Assets	Ownership	C/U (1)	YTD 2021-2022	Feet	Leased	Occupied	Occupied

National Landing
1550 Crystal Drive (3)	100.0%	C	Y	550,311	91.0%	88.8%	95.7%
2121 Crystal Drive	100.0%	C	Y	504,893	86.9%	71.5%	-
2345 Crystal Drive	100.0%	C	Y	499,675	83.6%	83.3%	100.0%
2231 Crystal Drive	100.0%	C	Y	468,907	75.1%	68.6%	97.4%
2011 Crystal Drive	100.0%	C	Y	440,510	60.5%	58.9%	50.3%
2451 Crystal Drive	100.0%	C	Y	402,374	88.0%	76.3%	92.6%
1235 S. Clark Street	100.0%	C	Y	384,911	96.6%	95.3%	95.0%
241 18th Street S.	100.0%	C	Y	362,219	95.7%	96.2%	89.9%
1215 S. Clark Street	100.0%	C	Y	336,159	100.0%	100.0%	100.0%
201 12th Street S.	100.0%	C	Y	329,607	98.8%	98.2%	100.0%
251 18th Street S. (3)	100.0%	C	Y	317,374	96.2%	99.0%	61.1%
2200 Crystal Drive	100.0%	C	Y	283,608	57.0%	57.0%	-
1225 S. Clark Street	100.0%	C	Y	276,155	97.1%	97.0%	100.0%
1901 South Bell Street (3)	100.0%	C	Y	274,912	92.1%	92.1%	-
1770 Crystal Drive	100.0%	C	Y	273,650	98.4%	100.0%	68.5%
Crystal City Marriott (345 Rooms)	100.0%	C	Y	266,000	-	-	-
2100 Crystal Drive	100.0%	C	Y	253,437	100.0%	100.0%	-
1800 South Bell Street	100.0%	C	Y	206,186	99.2%	100.0%	88.8%
200 12th Street S.	100.0%	C	Y	202,761	77.5%	77.5%	-
Crystal City Shops at 2100 (3)	100.0%	C	Y	43,241	100.0%	-	100.0%
Crystal Drive Retail (3)	100.0%	C	Y	42,938	100.0%	-	100.0%
Central Place Tower (4)	50.0%	U	Y	551,608	99.3%	99.2%	100.0%

Other VA
800 North Glebe Road	100.0%	C	Y	303,759	99.3%	100.0%	81.9%
Stonebridge at Potomac Town Center (5)	10.0%	U	Y	504,327	100.0%	-	95.6%
Rosslyn Gateway-North	18.0%	U	Y	146,759	68.8%	66.3%	100.0%
Rosslyn Gateway-South	18.0%	U	Y	103,444	64.6%	68.9%	-

D.C.
2101 L Street	100.0%	C	Y	375,493	77.7%	58.1%	92.6%
The Foundry	9.9%	U	Y	227,493	79.8%	79.2%	100.0%
1101 17th Street	55.0%	U	Y	209,407	89.1%	84.6%	82.8%

MD
4747 Bethesda Avenue (6)	100.0%	C	Y	300,508	98.0%	97.9%	100.0%
One Democracy Plaza (4) (5)	100.0%	C	Y	213,139	87.1%	87.0%	100.0%
Operating - Total / Weighted Average				9,655,765	88.7%	85.0%	93.5%

Totals at JBG SMITH Share
National Landing				6,995,632	88.3%	85.5%	93.0%
Other VA				399,229	95.8%	95.7%	89.5%
D.C.				513,165	80.4%	65.2%	91.3%
MD				513,647	93.5%	93.2%	100.0%
Operating - Total / Weighted Average				8,421,673	88.5%	85.1%	92.6%

Note:    At 100% share, unless otherwise noted.

(1)	"C" denotes a consolidated interest and "U" denotes an unconsolidated interest.
(2)	"Y" denotes an asset as same store and "N" denotes an asset as non-same store.
(3)	The following assets contain space that is held for development or not otherwise available for lease. This out-of-service square footage is excluded from square feet, leased and occupancy metrics in the above table.

		Not Available
Commercial Asset	In-Service	for Lease
1550 Crystal Drive	550,311	1,721
251 18th Street S.	317,374	21,992
1901 South Bell Street	274,912	1,924
Crystal City Shops at 2100	43,241	28,974
Crystal Drive Retail	42,938	14,027
2221 S. Clark Street - Office	—	35,182
(4)	Asset is subject to a ground lease where we are the lessee.
(5)	Not Metro-served.
(6)	Includes our corporate office lease for approximately 84,400 square feet.

Multifamily Assets

				Number	Total		Multifamily
	%		Same Store (2):	of	Square	%	%	Retail %
Multifamily Assets	Ownership	C/U (1)	YTD 2021-2022	Units	Feet	Leased	Occupied	Occupied

National Landing
RiverHouse Apartments	100.0%	C	Y	1,676	1,327,551	96.1%	95.5%	100.0%
The Bartlett	100.0%	C	Y	699	619,372	93.6%	92.8%	100.0%
220 20th Street	100.0%	C	Y	265	271,476	97.0%	94.7%	100.0%
2221 S. Clark Street - Residential (3)	100.0%	C	Y	216	96,948	90.2%	86.9%	-

D.C.
West Half	100.0%	C	Y	465	385,516	89.3%	89.2%	83.2%
Fort Totten Square	100.0%	C	Y	345	384,956	98.5%	95.7%	100.0%
The Wren (4)	99.7%	C	N	433	332,682	96.2%	94.5%	100.0%
The Batley	100.0%	C	N	432	300,388	93.1%	91.7%	-
WestEnd25	100.0%	C	Y	283	273,264	95.1%	94.7%	-
F1RST Residences	100.0%	C	Y	325	270,928	94.9%	93.2%	88.8%
Atlantic Plumbing (5)	100.0%	C	Y	310	245,143	97.1%	95.8%	77.0%
1221 Van Street	100.0%	C	Y	291	225,530	94.4%	92.1%	100.0%
901 W Street	100.0%	C	Y	161	154,379	96.7%	98.1%	57.9%
900 W Street (3)	100.0%	C	Y	95	71,050	64.2%	50.5%	-
North End Retail	100.0%	C	Y	—	27,355	91.6%	-	91.6%

MD
8001 Woodmont (6)	100.0%	C	N	322	363,979	83.3%	81.1%	95.1%
Falkland Chase-South & West	100.0%	C	Y	268	222,754	97.4%	97.4%	-
Falkland Chase-North	100.0%	C	Y	170	112,143	96.5%	96.5%	-

Operating - Total / Weighted Average (3)				6,756	5,685,414	94.5%	93.6%	93.4%

Under-Construction
National Landing
1900 Crystal Drive (7)	—	C		808	633,985
2000/2001 South Bell Street (7)	—	C		775	580,966
Under-Construction - Total				1,583	1,214,951
Total				8,339	6,900,365

Totals at JBG SMITH Share (3)
National Landing				2,856	2,315,347	95.5%	94.7%	100.0%
D.C.				3,139	2,670,089	94.8%	93.4%	92.4%
MD				760	698,876	89.9%	90.3%	95.1%
Operating - Total / Weighted Average				6,755	5,684,312	94.5%	93.6%	93.4%
Under-construction assets				1,583	1,214,951

Note:   At 100% share, unless otherwise noted.

(1)	"C" denotes a consolidated interest and "U" denotes an unconsolidated interest.
(2)	"Y" denotes an asset as same store and "N" denotes an asset as non-same store.
(3)	2221 S. Clark Street - Residential and 900 W Street are excluded from percent leased and percent occupied metrics as they are operated as short-term rental properties.
(4)	In October 2022, we acquired an additional 3.7% ownership interest in The Wren, increasing our ownership interest to 99.7%. In February 2023, we acquired the remaining 0.3% ownership interest in The Wren, increasing our ownership interest to 100.0%.
(5)	In August 2022, we acquired the remaining 36.0% ownership interest in Atlantic Plumbing. See Note 3 to the consolidated financial statements for additional information.
(6)	In October 2022, we acquired the remaining 50.0% ownership interest in 8001 Woodmont. See Note 3 to the consolidated financial statements for additional information.
(7)	In 2021, we leased the land underlying 1900 Crystal Drive and 2000/2001 South Bell Street to a lessee. The assets are consolidated in our financial statements as they are owned through variable interest entities for which we are the primary beneficiary. See Note 6 to the consolidated financial statements for additional information.

Development Pipeline

						Estimated
	%	Estimated Potential Development Density (SF)				Number of
Asset	Ownership	Total	Office	Multifamily	Retail	Units

National Landing
3330 Exchange Avenue (1)	50.0%	239,800	—	216,400	23,400	240
3331 Exchange Avenue (1)	50.0%	180,600	—	164,300	16,300	170
Potomac Yard Landbay F/G/H (2)	50.0% / 100.0%	2,614,000	1,369,000	1,147,000	98,000	1,240
2250 Crystal Drive	100.0%	696,200	—	681,300	14,900	825
1415 S. Eads Street	100.0%	531,400	—	527,400	4,000	635
223 23rd Street	100.0%	492,100	—	484,100	8,000	610
101 12th Street S.	100.0%	239,600	234,400	—	5,200	—
RiverHouse Land	100.0%	1,988,400	—	1,960,600	27,800	1,665
2525 Crystal Drive	100.0%	373,000	—	370,000	3,000	370
1800 South Bell Street Land (3)	100.0%	255,000	245,000	—	10,000	—

D.C.
Gallaudet Parcel 2-3 (4) (5)	100.0%	819,100	—	758,200	60,900	820
5 M Street Southwest	100.0%	664,700	—	648,400	16,300	650
Capitol Point - North	100.0%	738,300	—	705,500	32,800	760
Gallaudet Parcel 4 (5)	100.0%	577,700	—	514,800	62,900	645

Other Development Parcels (6)		2,057,600	1,604,400	453,200	—	—

Total		12,467,500	3,452,800	8,631,200	383,500	8,630

Totals at JBG SMITH Share
National Landing		6,593,000	1,313,900	5,137,300	141,800	5,280
D.C.		2,992,100	149,600	2,669,600	172,900	2,875
Other		145,700	89,700	56,000	—	—
		9,730,800	1,553,200	7,862,900	314,700	8,155

Note:   At 100% share, unless otherwise noted.

(1)	Formerly referred to as Potomac Yard Landbay F – Block 19 and 15.
(2)	The ownership percentage for Potomac Yard Landbay F/G is 50.0%, and the ownership percentage for Potomac Yard Landbay H is 100.0%.
(3)	Currently encumbered by an operating commercial asset.
(4)	Formerly referred to as Gallaudet Parcel 1-3.
(5)	Controlled through an option to acquire a leasehold interest. As of December 31, 2022, the weighted average remaining term for the option is 1.8 years.
(6)	Comprises six assets in which we have a minority interest. 809,500 SF is currently encumbered by two operating commercial assets.

Major Tenants

The following table sets forth information for our 10 largest tenants by annualized rent for the year ended December 31, 2022:

		At JBG SMITH Share
				Annualized	% of Total
	Number of	Square	% of Total	Rent	Annualized
Tenant	Leases	Feet	Square Feet	(In thousands)	Rent
GSA	40	1,940,799	26.4%	$77,585	23.2%
Amazon	8	1,035,347	14.1%	44,927	13.4%
Gartner, Inc	1	174,424	2.4%	12,442	3.7%
Lockheed Martin Corporation	2	207,095	2.8%	9,734	2.9%
Booz Allen Hamilton Inc	3	159,610	2.2%	8,020	2.4%
Accenture LLP	2	116,736	1.6%	5,987	1.8%
Public Broadcasting Service	1	120,328	1.6%	4,866	1.5%
Evolent Health LLC	1	90,905	1.2%	4,693	1.4%
Greenberg Traurig LLP	1	64,090	0.9%	4,595	1.4%
The International Justice Mission	1	74,833	1.0%	4,348	1.3%
Total	60	3,984,167	54.2%	$177,197	53.0%

Note: Includes all in-place leases as of December 31, 2022 for which a tenant has taken occupancy for office and retail space within our Operating Portfolio.

Lease Expirations

The following table sets forth as of December 31, 2022 the scheduled expirations of tenant leases in our Operating Portfolio for each year from 2023 through 2031 and thereafter, assuming no exercise of renewal options or early termination rights:

		At JBG SMITH Share

					% of
			% of	Annualized	Total	Annualized
	Number of	Square	Total	Rent (1)	Annualized	Rent Per
Year of Lease Expiration	Leases	Feet	Square Feet	(in thousands)	Rent	Square Foot (1)
Month-to-Month	41	91,420	1.2%	$1,263	0.4%	$13.81
2023	99	797,097	10.8%	34,846	10.4%	43.72
2024	70	1,424,593	19.4%	65,051	19.4%	45.66
2025	73	730,947	9.9%	32,397	9.7%	44.32
2026	51	229,012	3.1%	11,299	3.4%	49.34
2027	38	511,561	7.0%	24,037	7.2%	46.99
2028	55	416,369	5.7%	20,268	6.0%	48.68
2029	22	145,570	2.0%	6,809	2.0%	46.78
2030	28	393,117	5.3%	22,182	6.6%	56.43
2031	26	597,762	8.1%	21,548	6.4%	36.05
Thereafter	77	2,018,208	27.5%	95,435	28.5%	48.22
Total / Weighted Average	580	7,355,656	100.0%	$335,135	100.0%	$45.81

Note:  Includes all in-place leases as of December 31, 2022 for office and retail space within our Operating Portfolio and assuming no exercise of renewal options or early termination rights. The weighted average remaining lease term for the entire portfolio is 5.7 years.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common shares trade under the symbol "JBGS." On February 14, 2023, there were 799 holders of record of our common shares. This number does not reflect individuals or other entities who hold their shares in "street name."

Dividends declared for each of the three years in the period ended December 31, 2022 totaled $0.90 per common share (regular quarterly dividends of $0.225 per common share). While future dividends will be declared at the discretion of our Board of Trustees and will depend upon cash generated by our operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as our Board of Trustees deems relevant, management currently expects regular quarterly dividends in 2023 will be comparable in amount with those declared in 2022. To qualify for the beneficial tax treatment accorded to REITs under the Code, we are currently required to make distributions to holders of our shares in an amount equal to at least 90% of our REIT taxable income as defined in Section 857 of the Code.

The annual distribution amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder's basis in the shareholder's shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder's basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder's shares. No assurances can be given regarding what portion, if any, of distributions in 2023 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, the capital gain dividends are generally taxable to the shareholder as long-term capital gains.

Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return of our common shares, the S&P MidCap 400 Index and the FTSE Nareit Equity Office Index, from December 31, 2017 through December 31, 2022. The comparison assumes $100 was invested on December 31, 2017 in our common shares and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the FTSE Nareit Equity Office Index because we believe that it is representative of the industry in which we compete and is relevant to an assessment of our performance. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

TOTAL RETURN PERFORMANCE
INDEX VALUE
160
150
140
130
120
110
100
90
80
70
60
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
JBG SMITH Properties
S&P MidCap 400 Index
FTSE NAREIT Equity Office Index

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
JBG SMITH Properties	100.00	103.03	120.79	97.58	92.29	63.64
S&P MidCap 400 Index	100.00	88.92	112.21	127.54	159.12	138.34
FTSE Nareit Equity Office Index	100.00	85.50	112.36	91.65	111.81	69.75

Sales of Unregistered Shares

During the year ended December 31, 2022, we did not sell any unregistered securities.

Repurchases of Equity Securities

In March 2020, our Board of Trustees authorized the repurchase of up to $500.0 million of our outstanding common shares, which it increased to an aggregate of $1.0 billion in June 2022. During the year ended December 31, 2022, we repurchased and retired 14.2 million common shares for $361.0 million, a weighted average purchase price per share of $25.49. Since we began the share repurchase program, we have repurchased and retired 23.3 million common shares for $623.5 million, a weighted average purchase price per share of $26.74.

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

Organization and Basis of Presentation

JBG SMITH, a Maryland REIT, owns and operates a portfolio of commercial and multifamily assets amenitized with ancillary retail. Our portfolio reflects our longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area with high barriers to entry and vibrant urban amenities. Approximately two-thirds of our portfolio is in National Landing, which is anchored by four key demand drivers: Amazon's new headquarters, which is being developed by us; Virginia Tech's under-construction $1 billion Innovation Campus; the submarket’s proximity to the Pentagon; and our deployment of next-generation public and private 5G digital infrastructure. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the WHI, the JBG Legacy Funds and other third parties. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH LP.

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

Overview

As of December 31, 2022, our Operating Portfolio consisted of 51 operating assets comprising 31 commercial assets totaling 9.7 million square feet (8.4 million square feet at our share), 18 multifamily assets totaling 6,756 units (6,755 units at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have two under-construction multifamily assets with 1,583 units (1,583 units at our share) and 20 assets in the development pipeline totaling 12.5 million square feet (9.7 million square feet at our share) of estimated potential development density.

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

Amazon's new headquarters is located in National Landing. We currently have leases with Amazon totaling 1.0 million square feet across six office buildings in National Landing. We sold Amazon two of our National Landing development sites, Metropolitan Park and Pen Place. We are the developer, property manager and retail leasing agent for Amazon's new headquarters at National Landing. We are currently constructing two new office buildings for Amazon on Metropolitan Park, totaling 2.1 million square feet, inclusive of approximately 50,000 square feet of street-level retail with new shops and restaurants. We expect to deliver Metropolitan Park and Amazon to occupy it this summer.

Outlook

A fundamental component of our strategy to maximize long-term NAV per share is active capital allocation. We evaluate development, acquisition, disposition, share repurchases and other investment decisions based on how they may impact long-term NAV per share. We intend to continue to opportunistically sell or recapitalize assets as well as land sites where a ground lease or joint venture execution may represent the most attractive path to maximizing value. Successful execution of our capital allocation strategy enables us to source capital at NAV from the disposition of assets generating low cash yields and invest those proceeds in new acquisitions with higher cash yields and growth, as well as in development projects with significant yield spreads and profit potential. We view this strategy as a key tool to source capital. Consequently, at any given time, we expect to be in various stages of discussions and negotiations with potential buyers, real estate venture partners, ground lessors, and other counterparties with respect to sales, joint ventures, and/or ground leases for certain of our assets, including portfolios thereof. These discussions and negotiations may or may not lead to definitive documentation or closed transactions. We anticipate redeploying the proceeds from these sales will not only help fund our planned growth, but will also further advance the strategic shift of our portfolio to majority multifamily. However, curbed lending activity has significantly slowed down the pace of asset sales and we expect this reduced activity to continue into 2023. As we look to preserve balance sheet strength and flexibility, any new development or acquisition will be largely dependent on executing additional dispositions. In the meantime, we continue to advance our two under-construction multifamily assets in National Landing, 1900 Crystal Drive and 2000/2001 South Bell Street, totaling 1,583 units.

Our office portfolio occupancy as of December 31, 2022 increased by 220 basis points compared to December 31, 2021. Although new leasing has been slow to recover and will likely continue to lag due to delayed return-to-the office plans and decision-making related to future office utilization, we were able to execute 936,000 square feet of office leases during the year at our share, over 20% of which comprised new leases in National Landing. We have 739,700 square feet of office leases expiring in 2023 with another 40,400 square feet currently in month-to-month status. Our ability to renew or re-lease this space will impact our occupancy in 2023.

Our multifamily portfolio occupancy as of December 31, 2022 increased by 180 basis points compared to December 31, 2021. For fourth quarter lease expirations, we increased rents by 9.7% upon renewal while achieving a 55.7% renewal rate across our portfolio.

Operating Results

Highlights of operating results for the year ended December 31, 2022 included:

●	net income attributable to common shareholders of $85.4 million, or $0.70 per diluted common share, compared to a net loss attributable to common shareholders of $79.3 million, or $0.63 per diluted common share, for 2021;
●	third-party real estate services revenue, including reimbursements, of $89.0 million compared to $114.0 million for 2021;
●	operating commercial portfolio leased and occupied percentages at our share of 88.5% and 85.1% compared to 84.9% and 82.9% as of December 31, 2021;
●	operating multifamily portfolio leased and occupied percentages (1) at our share of 94.5% and 93.6% compared to 93.6% and 91.8% as of December 31, 2021;
●	the leasing of 936,000 square feet at our share, at an initial rent (2) of $46.41 per square foot and a GAAP-basis weighted average rent per square foot (3) of $45.44; and
●	an increase in same store (4) NOI of 12.1% to $302.3 million compared to $269.7 million for 2021.
(1)	2221 S. Clark Street - Residential and 900 W Street are excluded from leased and occupied percentages as they are operated as short-term rental properties.
(2)	Represents the cash basis weighted average starting rent per square foot, which excludes free rent and fixed escalations.
(3)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations.
(4)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the year ended December 31, 2022 included:

●	the acquisition of the remaining 50.0% ownership interest in 8001 Woodmont, a 322-unit multifamily asset in Bethesda, Maryland previously owned by an unconsolidated real estate venture, for a purchase price of $115.0 million, including the assumption of the $51.9 million mortgage loan at our share. The asset was encumbered by a $103.8 million mortgage loan. See Note 3 to the consolidated financial statements for additional information;
●	the acquisition of the remaining 36.0% ownership interest in Atlantic Plumbing, a 310-unit multifamily asset in Washington, D.C. previously owned by an unconsolidated real estate venture, which was encumbered by a $100.0 million mortgage loan, for a purchase price of $19.7 million and our partner’s share of the working capital. See Note 3 to the consolidated financial statements for additional information;
●	the sale of the Universal Buildings, Pen Place, a development parcel and a land option for an aggregate gross sales price of $435.4 million. See Note 3 to the consolidated financial statements for additional information;
●	the formation of an unconsolidated real estate venture with affiliates of Fortress Investment Group LLC to recapitalize a 1.6 million square foot office portfolio and land parcels for a gross sales price of $580.0 million comprising four wholly owned commercial assets. See Note 5 to the consolidated financial statements for additional information;
●	recognition of an aggregate gain of $6.8 million from the sale of various assets by our unconsolidated real estate ventures. See Note 5 to the consolidated financial statements for additional information;
●	the acquisition of an additional 3.7% interest in The Wren, a multifamily asset owned by a consolidated real estate venture, for $9.5 million, increasing our ownership interest to 99.7%;
●	the sale of investments in equity securities during the first quarter of 2022 which had been carried at cost, resulting in a realized gain of $13.9 million;
●	the amendment of our $200.0 million Tranche A-1 Term Loan, originally maturing in January 2023, to extend the maturity date to January 2025 with two one-year extension options, and to amend the interest rate to SOFR plus 1.15% to SOFR plus 1.75%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets. See Note 9 to the consolidated financial statements for additional information;
●	the amendment of our $200.0 million Tranche A-2 Term Loan to increase its borrowing capacity by $200.0 million. The incremental $200.0 million includes a delayed draw feature, of which $150.0 million was drawn in September 2022 with the remaining $50.0 million undrawn as of the date of this filing. The amendment extends the maturity date of the term loan from July 2024 to January 2028 and amends the interest rate to SOFR plus 1.25% to SOFR plus 1.80%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets. See Note 9 to the consolidated financial statements for additional information;
●	the repayment of the outstanding balance on our revolving credit facility totaling $300.0 million, and the amendment of the interest rate to SOFR plus 1.15% to SOFR plus 1.60%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets;
●	a new mortgage loan with a principal balance of $97.5 million collateralized by WestEnd25. The mortgage loan has a seven-year term and an interest rate of SOFR plus 1.45%. We also entered into an interest rate swap with a total notional value of $97.5 million, which effectively fixes SOFR at an average interest rate of 2.71% through the maturity date;
●	the payment of dividends totaling $107.7 million and distributions to our noncontrolling interests of $16.4 million;
●	the repurchase and retirement of 14.2 million of our common shares for $361.0 million, a weighted average purchase price per share of $25.49; and
●	the investment of $326.7 million in development, construction in progress and real estate additions.

Activity subsequent to December 31, 2022 included:

●	a $187.6 million loan facility, collateralized by The Wren and F1RST Residences. The loan has a seven-year term and a fixed interest rate of 5.13%. This loan is the initial advance under a Fannie Mae multifamily credit facility, which provides flexibility for collateral substitutions, future advances tied to performance, ability to mix fixed and floating rates, as well as stagger maturities. Proceeds from the loan were used to repay the mortgage loan on 2121 Crystal Drive, which had a fixed interest rate of 5.51%.

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

Judgments and Uncertainties: Asset acquisitions primarily consist of buildings and land. The fair values of buildings are determined using the "as-if vacant" approach whereby we use discounted cash flow models with inputs and assumptions that we believe are consistent with current market conditions for similar assets. The most significant assumptions in determining the allocation of the purchase price to buildings are the exit capitalization rate, discount rate, estimated market rents and hypothetical expected lease-up periods, when applicable. We assess the fair value of land based on market comparisons and development projects using an income approach of cost plus a margin.

Sensitivity of Estimate to Change: While our methodology did not change in 2022, to the extent the estimates and assumptions in our discounted cash flow models used to value our buildings or our projections of land value change due to market conditions or other factors, our estimated fair values may be different and such differences could be material to our consolidated financial statements.

Real Estate

Description: Real estate is carried at cost, net of accumulated depreciation and amortization. As real estate is undergoing redevelopment activities, all property operating expenses directly associated with and attributable to the redevelopment, including interest expense, are capitalized to the extent that we believe such costs are recoverable through the value of the property.

Judgments and Uncertainties: Our real estate and related intangible assets are reviewed for impairment whenever there are changes in circumstances or indicators that the carrying amount of the assets may not be recoverable. These indicators may include declining operating performance, below average occupancy, shortened anticipated holding periods, costs in excess of budgets for under-construction assets and other adverse changes. An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Estimates of future cash flows are based on our current plans, anticipated holding periods and available market information at the time the analyses are prepared. An impairment loss is recognized if the carrying amount of the asset is not recoverable and is measured based on the excess of the property's carrying amount over its estimated fair value. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) pending or executed agreements, (ii) market prices for comparable properties or (iii) the sum of discounted cash flows.

Sensitivity of Estimate to Change: While our methodology did not change in 2022, if our estimates of future cash flows, anticipated holding periods, asset strategy or fair values change, based on market conditions, anticipated selling prices or other factors, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Longer anticipated holding periods for real estate assets directly reduce the likelihood of recording an impairment loss. If there is a change in the strategy for an asset or if market conditions dictate a shorter holding period, an impairment loss may be recognized, and such loss could be material.

Investments in Real Estate Ventures

Description: We use the equity method of accounting for investments in unconsolidated real estate ventures when we have significant influence, but do not have a controlling financial interest.

Judgments and Uncertainties: On a periodic basis, we evaluate our investments in unconsolidated real estate ventures for impairment. An investment in a real estate venture is considered impaired if we determine that its fair value is less than the net carrying value of the investment in that real estate venture on an other-than-temporary basis. Cash flow projections for the investments consider property level factors such as expected future operating income, trends and prospects, anticipated holding periods, as well as the effects of demand, competition and other factors. We consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include the age of the venture, our intent and ability to retain our investment in the real estate venture, financial condition and long-term prospects of the real estate venture and relationships with our partners and banks. If we believe that the decline in the fair value of the investment is temporary, no impairment loss is recorded. If our analysis indicates that there is an other-than temporary impairment related to the investment in a particular real estate venture, the carrying value of the venture will be adjusted to an amount that reflects the estimated fair value of the investment. In the event our investment in a real estate venture is reduced to zero, and we are not obligated to provide for additional losses, have not guaranteed its obligations or otherwise committed to providing financial support, we will discontinue the equity method of accounting until such point that our share of net income equals the share of net losses not recognized during the period the equity method was suspended.

Sensitivity of Estimate to Change: While our methodology did not change in 2022, if our cash flow projections or our evaluation of qualitative factors change, based on market conditions or other factors, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. Cash flow projections are subjective and are based, in part, on assumptions regarding expected future operating income, trends and prospects, anticipated holding periods, as well as the effects of demand, competition and other factors that could differ materially from actual results. If our assessment that an impairment is other-than-temporary changes, it could result in an impairment loss that could be material to our consolidated financial statements.

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

Judgments and Uncertainties: We periodically evaluate the collectability of amounts due from tenants and recognize an adjustment to property rental revenue for accounts receivable and deferred rent receivable if we conclude it is not probable we will collect the remaining lease payments under the lease agreements. We exercise judgment in assessing the probability of collection and consider payment history, current credit status and economic outlook in making this determination.

Sensitivity of Estimate to Change: If the probability of collection changes, due to tenant creditworthiness, changes to tenant payment patterns or economic trends, our evaluation of collectability may be different and such differences could be material to our consolidated financial statements.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements for a description of recent accounting pronouncements.

Results of Operations

The following section discusses certain line items from our consolidated statements of operations and the year-to-year comparisons between 2022 and 2021. Discussions of the year-to-year comparisons between 2021 and 2020 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022, which is incorporated herein by reference.

In 2022, we sold the Universal Buildings and Pen Place, and sold 7200 Wisconsin Avenue, 1730 M Street, RTC-West/RTC-West Trophy Office/RTC-West Land ("RTC-West") and Courthouse Plaza 1 and 2 to an unconsolidated real estate venture. We collectively refer to these assets as the "Disposed Properties" in the discussion below. In 2022, we acquired the remaining 36.0% ownership interest in Atlantic Plumbing and the remaining 50.0% ownership interest in 8001 Woodmont, which were previously owned by unconsolidated real estate ventures and consolidated upon acquisition. In November 2021, we acquired The Batley.

Comparison of the Year Ended December 31, 2022 to 2021

The following summarizes certain line items from our consolidated statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the year ended December 31, 2022 compared to the same period in 2021:

	Year Ended December 31,
	2022	2021	% Change

	(Dollars in thousands)
Property rental revenue	$491,738	$499,586	(1.6)%
Third-party real estate services revenue, including reimbursements	89,022	114,003	(21.9)%
Depreciation and amortization expense	213,771	236,303	(9.5)%
Property operating expense	150,004	150,638	(0.4)%
Real estate taxes expense	62,167	70,823	(12.2)%
General and administrative expense:
Corporate and other	58,280	53,819	8.3%
Third-party real estate services	94,529	107,159	(11.8)%
Share-based compensation related to Formation Transaction and special equity awards	5,391	16,325	(67.0)%
Transaction and other costs	5,511	10,429	(47.2)%
Loss from unconsolidated real estate ventures, net	17,429	2,070	742.0%
Interest and other income, net	18,617	8,835	110.7%
Interest expense	75,930	67,961	11.7%
Gain on the sale of real estate, net	161,894	11,290	*
Impairment loss	—	25,144	(100.0)%

*  Not meaningful.

Property rental revenue decreased by $7.8 million, or 1.6%, to $491.7 million in 2022 from $499.6 million in 2021. The decrease was primarily due to a $50.2 million decrease in revenue from our commercial assets, partially offset by a $40.2 million increase in revenue from our multifamily assets. The decrease in revenue from our commercial assets was primarily due to (i) a $55.4 million decrease related to the Disposed Properties and (ii) a $2.1 million decrease related to 2451 Crystal Drive due to construction management services provided to tenants in 2021, partially offset by (iii) a $3.5 million increase related to the commencement of a lease with Amazon at 2100 Crystal Drive and (iv) a $2.7 million increase related to increased occupancy and higher average daily rates at Crystal City Marriott. The increase in revenue from our multifamily assets was primarily due to (i) a $10.9 million increase related to higher occupancy at several recently developed properties (West Half, The Wren, 900 W Street and 901 W Street), (ii) a $10.5 million increase at RiverHouse, The Bartlett and 2221 S. Clark Street - Residential due to higher occupancy and rents (iii) a $9.7 million increase related to our acquisition of The Batley and (iv) a $6.6 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont.

Third-party real estate services revenue, including reimbursements, decreased by $25.0 million, or 21.9%, to $89.0 million in 2022 from $114.0 million in 2021. The decrease was primarily due to (i) a $17.2 million decrease in development fees related to the timing of development projects, (ii) a $5.5 million decrease in reimbursement revenue due to the termination of a management agreement and fewer construction management projects, and (iii) a $2.3 million decrease in asset management fees due to the sale of assets within the JBG Legacy Funds.

Depreciation and amortization expense decreased by $22.5 million, or 9.5%, to $213.8 million in 2022 from $236.3 million in 2021. The decrease was primarily due to a $33.3 million decrease related to the Disposed Properties and a $4.9 million decrease related to 2345 Crystal Drive primarily due to the amortization and disposal of certain tenant improvements in 2021. The decrease in depreciation and amortization expense was partially offset by (i) an $8.0 million increase related to our acquisition of The Batley, (ii) a $5.9 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont and (iii) a $1.8 million increase related to 2221 S. Clark Street – Office due to the amortization and disposal of certain tenant improvements.

Property operating expense decreased by $634,000, or 0.4%, to $150.0 million in 2022 from $150.6 million in 2021. The decrease was primarily due to a $19.4 million decrease related to the Disposed Properties, partially offset by (i) a $10.9 million increase in property expenses across our portfolio, primarily related to higher repairs and maintenance, utilities, cleaning, insurance, and payroll, primarily due to higher tenant occupancy and rising costs, (ii) a $3.2 million increase related to our acquisition of The Batley, (iii) a $2.7 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont, and (iv) a $2.0 million increase related to digital infrastructure initiatives in National Landing.

Real estate tax expense decreased by $8.7 million, or 12.2%, to $62.2 million in 2022 from $70.8 million in 2021. The decrease was primarily due to a $9.0 million decrease related to the Disposed Properties.

General and administrative expense: corporate and other increased by $4.5 million, or 8.3%, to $58.3 million in 2022 from $53.8 million in 2021. The increase was primarily due to higher compensation expenses.

General and administrative expense: third-party real estate services decreased by $12.6 million, or 11.8%, to $94.5 million in 2022 from $107.2 million in 2021. The decrease was primarily due to a decrease in reimbursable and compensation expenses.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by $10.9 million, or 67.0%, to $5.4 million in 2022 from $16.3 million in 2021. The decrease was primarily due to the graded vesting of certain awards issued in prior years, which resulted in lower expense as portions of the awards vested, and the recapture of expense from forfeited awards.

Transaction and other costs of $5.5 million in 2022 consisted of (i) $2.7 million of expenses related to completed, potential and pursued transactions, (ii) $2.0 million of integration and severance costs, and (iii) $813,000 of demolition costs primarily related to 223 23rd Street and 2250/2300 Crystal Drive. Transaction and other costs of $10.4 million in 2021 consisted of (i) $5.8 million of expenses related to completed, potential and pursued transactions, (ii) $3.6 million of demolition costs related to 2000/2001 South Bell Street and (iii) $1.0 million of integration and severance costs.

Loss from unconsolidated real estate ventures increased by $15.4 million, or 742.0%, to $17.4 million for 2022 from $2.1 million in 2021. The increase was primarily due to a $21.5 million reduction in gains at our share from the sale of various assets in 2022 compared to 2021, partially offset by a $6.0 million decrease in impairment losses in 2022 compared to 2021.

Interest and other income of $18.6 million in 2022 was primarily related to (i) a net realized gain of $12.3 million primarily from the sale of investments in equity securities, which had been carried at cost, during the first quarter of 2022, (ii) $3.2 million in interest income primarily on cash and cash equivalents and (iii) a $2.1 million unrealized gain related to equity investments carried at fair value. Interest and other income of $8.8 million in 2021 was primarily related to $4.5 million of business interruption insurance proceeds received for COVID-19 related losses and $3.6 million of net investment income from investment funds entered into in 2021.

Interest expense increased by $8.0 million, or 11.7%, to $75.9 million in 2022 from $68.0 million in 2021. The increase in interest expense was primarily due to (i) a $7.3 million increase due to new mortgage loans entered into at WestEnd25, 1225 S. Clark Street and 1215 S. Clark Street, (ii) a $5.1 million increase related to 4747 Bethesda Avenue and The Bartlett due to rising interest rates, (iii) a $2.6 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont, (iv) a $2.0 million increase related to a higher average outstanding balance and higher interest rates on our revolving credit facility and (v) a $1.2 million increase related to additional draws on our term loans. The increase in interest expense was partially offset by a $6.7 million increase in the fair value of our interest rate caps as a result of rising interest rates and a $4.2 million increase in capitalized interest primarily related to 1900 Crystal Drive.

Gain on the sale of real estate of $161.9 million in 2022 was primarily due to the sale of the Disposed Properties. Gain on the sale of real estate of $11.3 million in 2021 was based on the cash received and the remeasurement of our retained interest in the land we contributed to one of our unconsolidated real estate ventures. See Note 3 to the consolidated financial statements for additional information.

Impairment loss of $25.1 million in 2021 was related to 7200 Wisconsin Avenue, RTC-West and a development parcel, which were written down to their estimated fair value and subsequently sold to an unconsolidated real estate venture in April 2022.

FFO

FFO is a non-GAAP financial measure computed in accordance with the definition established by Nareit in the Nareit FFO White Paper - 2018 Restatement. Nareit defines FFO as net income (loss) (computed in accordance with GAAP), excluding depreciation and amortization expense related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, including our share of such adjustments for unconsolidated real estate ventures.

We believe FFO is a meaningful non-GAAP financial measure useful in comparing our levered operating performance from period-to-period and compared to similar real estate companies because FFO excludes real estate depreciation and amortization expense, which implicitly assumes that the value of real estate diminishes predictably over time rather than fluctuating based on market conditions, and other non-comparable income and expenses. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income (loss) (computed in accordance with GAAP), as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures used by other companies.

The following is the reconciliation of net income (loss) attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

		Year Ended December 31,
	X	2022	2021	2020

		(In thousands)
Net income (loss) attributable to common shareholders		$85,371	$(79,257)	$(62,303)
Net income (loss) attributable to redeemable noncontrolling interests		13,244	(8,728)	(4,958)
Net income (loss) attributable to noncontrolling interests		371	(1,740)	—
Net income (loss)		98,986	(89,725)	(67,261)
Gain on the sale of real estate, net of tax		(158,769)	(11,290)	(59,477)
Gain on the sale of unconsolidated real estate assets		(6,797)	(28,326)	2,126
Real estate depreciation and amortization		204,752	227,424	211,455
Real estate impairment loss, net of tax (1)		—	24,301	7,805
Impairment related to unconsolidated real estate ventures (2)		19,286	25,263	6,522
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures		21,169	28,216	28,949
FFO attributable to noncontrolling interests		(735)	1,522	(9)
FFO attributable to OP Units		177,892	177,385	130,110
FFO attributable to redeemable noncontrolling interests		(21,846)	(18,034)	(14,163)
FFO attributable to common shareholders		$156,046	$159,351	$115,947
(1)	In connection with the preparation and review of our annual consolidated financial statements, we determined certain assets were impaired and recorded impairment losses for the years ended December 31, 2021 and 2020 totaling $25.1 million ($24.3 million net of tax) and $10.2 million (of which $7.8 million related to real estate).
(2)	Related to decreases in the value of the underlying real estate assets.

NOI and Same Store NOI

NOI is a non-GAAP financial measure management uses to assess an asset's performance. The most directly comparable GAAP measure is net income (loss) attributable to common shareholders. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only property related revenue (which includes base rent, tenant reimbursements and other operating revenue, net of free rent and payments associated with assumed lease liabilities) less operating expenses and ground rent for operating leases, if applicable. NOI also excludes deferred rent, related party management fees, interest expense, and certain other non-cash adjustments, including the accretion of acquired below-market leases and the amortization of acquired above-market leases and below-market ground lease intangibles. Management uses NOI as a supplemental performance measure of our assets and believes it provides useful information to investors because it reflects only those revenue and expense items that are incurred at the asset level, excluding non-cash items. In addition, NOI is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. However, because NOI excludes depreciation and amortization expense and captures neither the changes in the value of our assets that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our assets, all of which have real economic effect and could materially impact the financial performance of our assets, the utility of NOI as a measure of the operating performance of our assets is limited. NOI presented by us may not be comparable to NOI reported by other REITs that define these measures differently. We believe to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income (loss) attributable to common shareholders as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income (loss) attributable to common shareholders as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.

Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes disposed properties or properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. During the year ended December 31, 2022, our same store pool decreased to 47 properties from 55 properties due to (i) the exclusion of The Alaire, The Terano, Galvan and The Gale Eckington, which were sold during the period, (ii) the exclusion of 2221 S. Clark

Street – Office, which was taken out of service, (iii) the exclusion of Universal Buildings, 7200 Wisconsin Avenue, 1730 M Street, RTC-West, Courthouse Plaza 1 and 2, which were sold to an unconsolidated real estate venture during the period and for which our investment in the venture was written down to zero and we have discontinued applying the equity method of accounting, (iv) the exclusion of the L’Enfant Plaza assets (L’Enfant Plaza Office – East, L’Enfant Plaza Office – North and L’Enfant Plaza Retail), assets owned through an unconsolidated real estate venture for which our investment in the venture was written down to zero and we have discontinued applying the equity method of accounting, and (v) the inclusion of West Half, 901 W Street, 900 W Street, 1770 Crystal Drive and 4747 Bethesda Avenue as they were in service for the entirety of the comparable periods. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under-construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same store NOI increased by $32.5 million, or 12.1%, to $302.3 million for the year ended December 31, 2022 from $269.7 million for the year ended December 31, 2021. The increase was substantially attributable to (i) higher occupancy and rents and lower concessions in our multifamily portfolio, (ii) higher occupancy and average daily rates at the Crystal City Marriott, (iii) an increase in parking revenue in our commercial portfolio and (iv) abatement burn-off at certain assets, partially offset by (v) higher utilities and cleaning expenses.

The following is the reconciliation of net income (loss) attributable to common shareholders to NOI and same store NOI:

	Year Ended December 31,
	2022	2021

	(Dollars in thousands)
Net income (loss) attributable to common shareholders	$85,371	$(79,257)
Add:
Depreciation and amortization expense	213,771	236,303
General and administrative expense:
Corporate and other	58,280	53,819
Third-party real estate services	94,529	107,159
Share-based compensation related to Formation Transaction and special equity awards	5,391	16,325
Transaction and other costs	5,511	10,429
Interest expense	75,930	67,961
Loss on the extinguishment of debt	3,073	—
Impairment loss	—	25,144
Income tax expense	1,264	3,541
Net income (loss) attributable to redeemable noncontrolling interests	13,244	(8,728)
Net income (loss) attributable to noncontrolling interests	371	(1,740)
Less:
Third-party real estate services, including reimbursements revenue	89,022	114,003
Other revenue	7,421	7,671
Loss from unconsolidated real estate ventures, net	(17,429)	(2,070)
Interest and other income, net	18,617	8,835
Gain on the sale of real estate, net	161,894	11,290
Consolidated NOI	297,210	291,227
NOI attributable to unconsolidated real estate ventures at our share	26,861	29,232
Non-cash rent adjustments (1)	(17,442)	(15,539)
Other adjustments (2)	27,739	20,732
Total adjustments	37,158	34,425
NOI	334,368	325,652
Less: out-of-service NOI loss (3)	(4,849)	(6,382)
Operating Portfolio NOI	339,217	332,034
Non-same store NOI (4)	36,962	62,293
Same store NOI (5)	$302,255	$269,741

Change in same store NOI	12.1%
Number of properties in same store pool	47
(1)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.
(2)	Adjustment to include other revenue and payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue and allocated corporate general and administrative expenses to operating properties.
(3)	Includes the results of our under-construction assets and assets in the development pipeline.
(4)	Includes the results of properties that were not in-service for the entirety of both periods being compared, including disposed properties, and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(5)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared.

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

		Year Ended December 31,
	X	2022	2021

		(In thousands)
Property management fees		$19,589	$19,427
Asset management fees		6,191	8,468
Development fees		8,325	25,493
Leasing fees		6,017	5,833
Construction management fees		522	512
Other service revenue		5,706	6,146
Third-party real estate services revenue, excluding reimbursements		46,350	65,879
Reimbursement revenue (1)		42,672	48,124
Third-party real estate services revenue, including reimbursements		89,022	114,003
Third-party real estate services expenses		94,529	107,159
Third-party real estate services revenue less expenses		$(5,507)	$6,844
(1)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

See discussion of third-party real estate services revenue, including reimbursements, and third-party real estate services expenses for the year ended December 31, 2022 in the preceding pages under "Results of Operations."

Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below. To conform to the current period presentation, we have reclassified the prior period segment financial data for 1700 M Street, for which we are the ground lessor, that had been classified as part of the commercial segment to the other segment to better align with our internal reporting.

Property revenue is calculated as property rental revenue plus parking revenue. Property expense is calculated as property operating expenses plus real estate taxes. Consolidated NOI is calculated as property revenue less property expense. See Note 19 to the consolidated financial statements for the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI for the years ended December 31, 2022 and 2021. The following is a summary of NOI by segment:

		Year Ended December 31,
	X	2022	2021

		(In thousands)
Property revenue:
Commercial		$318,485	$364,621
Multifamily		180,925	140,333
Other (1)		9,971	7,734
Total property revenue		509,381	512,688

Property expense:
Commercial		124,173	148,668
Multifamily		82,597	72,734
Other (1)		5,401	59
Total property expense		212,171	221,461

Consolidated NOI:
Commercial		194,312	215,953
Multifamily		98,328	67,599
Other (1)		4,570	7,675
Consolidated NOI		$297,210	$291,227
(1)	Includes activity related to development assets and corporate entities, and the elimination of intersegment activity.

Comparison of the Year Ended December 31, 2022 to 2021

Commercial: Property revenue decreased by $46.1 million, or 12.7%, to $318.5 million in 2022 from $364.6 million in 2021. Consolidated NOI decreased by $21.6 million, or 10.0%, to $194.3 million in 2022 from $216.0 million in 2021. The decreases in property revenue and consolidated NOI were due to the Disposed Properties, which were partially offset by an increase at the Crystal City Marriott due to higher occupancy and higher average daily rates, and an increase in parking revenue driven by an increase in both contract and transient parking.

Multifamily: Property revenue increased by $40.6 million, or 28.9%, to $180.9 million in 2022 from $140.3 million in 2021. Consolidated NOI increased by $30.7 million, or 45.5%, to $98.3 million in 2022 from $67.6 million in 2021. The increases in property revenue and consolidated NOI were due to our acquisition of The Batley in November 2021, the consolidation of Atlantic Plumbing and 8001 Woodmont in 2022, and higher occupancy and rental rates across the portfolio. The increase in consolidated NOI was partially offset by an increase in operating costs.

Liquidity and Capital Resources

Property rental revenue is our primary source of operating cash flow and depends on many factors including occupancy levels and rental rates, as well as our tenants' ability to pay rent. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the WHI, the JBG Legacy Funds and other third parties. Our assets provide a relatively consistent level of cash flow that enables us to pay operating expenses, debt service, recurring capital expenditures, dividends to shareholders and distributions to holders of OP Units and LTIP Units. Other sources of liquidity to fund cash requirements include proceeds from financings, recapitalizations, asset sales and the issuance and sale of securities. We anticipate that cash flows from continuing operations and proceeds from financings, recapitalizations and asset sales, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, any dividends to shareholders and distributions to holders of OP Units and LTIP Units over the next 12 months.

Financing Activities

The following is a summary of mortgage loans:

	Weighted Average
	Effective	December 31,
	Interest Rate (1)	2022	2021

		(In thousands)
Variable rate (2)	5.21%	$892,268	$867,246
Fixed rate (3)	4.44%	1,009,607	921,013
Mortgage loans		1,901,875	1,788,259
Unamortized deferred financing costs and premium/discount, net (4)		(11,701)	(10,560)
Mortgage loans, net		$1,890,174	$1,777,699
(1)	Weighted average effective interest rate as of December 31, 2022.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike is 2.64%, and the weighted average maturity date of the interest rate caps is September 27, 2023. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of December 31, 2022, one-month LIBOR was 4.39% and one-month term SOFR was 4.36%, as applicable.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(4)	As of December 31, 2022 and 2021, excludes $2.2 million and $6.4 million of net deferred financing costs related to unfunded mortgage loans that were included in "Other assets, net."

As of December 31, 2022 and 2021, the net carrying value of real estate collateralizing our mortgage loans totaled $2.2 billion and $1.8 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgage loans are recourse to us. See Note 20 to the consolidated financial statements for additional information.

In August 2022, we entered into a mortgage loan with a principal balance of $97.5 million collateralized by WestEnd25. The mortgage loan has a seven-year term and an interest rate of SOFR plus 1.45%. We also entered into an interest rate swap with a total notional value of $97.5 million, which effectively fixes SOFR at an average interest rate of 2.71% through the maturity date. During the year ended December 31, 2021, we entered into two separate mortgage loans with an aggregate principal balance of $190.0 million, collateralized by 1225 S. Clark Street and 1215 S. Clark Street.

In January 2023, we entered into a $187.6 million loan facility, collateralized by The Wren and F1RST Residences. The loan has a seven-year term and a fixed interest rate of 5.13%. This loan is the initial advance under a Fannie Mae multifamily credit facility, which provides flexibility for collateral substitutions, future advances tied to performance, ability to mix fixed and floating rates, as well as stagger maturities. Proceeds from the loan were used to repay the mortgage loan on 2121 Crystal Drive, which had a fixed interest rate of 5.51%.

As of December 31, 2022 and 2021, we had various interest rate swap and cap agreements on certain of our mortgage loans with an aggregate notional value of $1.3 billion. See Note 18 for additional information.

Credit Facility

As of December 31, 2022, our $1.6 billion credit facility consisted of a $1.0 billion revolving credit facility maturing in January 2025, a $200.0 million Tranche A-1 Term Loan maturing in January 2025, and a $400.0 million Tranche A-2 Term Loan maturing in January 2028, of which $50.0 million remains available to be borrowed until July 2023.

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

In July 2022, the Tranche A-2 Term Loan was amended to increase its borrowing capacity by $200.0 million. The incremental $200.0 million includes a delayed draw feature, of which $150.0 million was drawn in September 2022 with the remaining $50.0 million undrawn as of the date of this filing. The amendment extends the maturity date of the term loan from July 2024 to January 2028 and amends the interest rate to SOFR plus 1.25% to SOFR plus 1.80%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets. We entered into two interest rate swaps that were effective September 2022 with a total notional value of $150.0 million, which effectively fix SOFR at a weighted average interest rate of 2.15% through the maturity date. We also entered into two forward-starting interest rate swaps that will be effective July 2024 with a total notional value of $200.0 million, which will effectively fix SOFR at a weighted average interest rate of 2.80% through the maturity date. Additionally, we amended the interest rate of the revolving credit facility to SOFR plus 1.15% to SOFR plus 1.60%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets.

The following is a summary of amounts outstanding under the credit facility:

	Effective	December 31,
	Interest Rate (1)	2022	2021

		(In thousands)
Revolving credit facility (2) (3)	5.51%	$—	$300,000

Tranche A-1 Term Loan (4)	2.61%	$200,000	$200,000
Tranche A-2 Term Loan (4)	3.40%	350,000	200,000
Unsecured term loans		550,000	400,000
Unamortized deferred financing costs, net		(2,928)	(1,336)
Unsecured term loans, net		$547,072	$398,664
(1)	Effective interest rate as of December 31, 2022. The interest rate for the revolving credit facility excludes a 0.15% facility fee.
(2)	As of December 31, 2022, one-month term SOFR was 4.36%. As of December 31, 2022 and 2021, letters of credit with an aggregate face amount of $467,000 and $911,000 were outstanding under our revolving credit facility.
(3)	As of December 31, 2022 and 2021, excludes net deferred financing costs related to our revolving credit facility of $3.3 million and $5.0 million that were included in "Other assets, net."
(4)	As of December 31, 2022 and 2021, the outstanding balance was fixed by interest rate swap agreements. As of December 31, 2022, the interest rate swaps fix SOFR at a weighted average interest rate of 1.46% for the Tranche A-1 Term Loan and 2.15% for the Tranche A-2 Term Loan.

As of December 31, 2022, we had debt with a principal balance totaling $692.7 million and hedging arrangements with a notional value totaling $1.0 billion that use LIBOR as a reference rate. On November 30, 2020, the United Kingdom regulator announced its intentions to cease the publication of the one-week and two-month USD-LIBOR immediately following the December 31, 2021 publications, and the remaining USD-LIBOR tenors immediately following the June 30, 2023 publications. Though an alternative reference rate for LIBOR, the SOFR, exists, significant uncertainties still remain. We can provide no assurance regarding the future of LIBOR and when our LIBOR-based instruments will transition from LIBOR as a reference rate to SOFR or another reference rate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things, result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.

Common Shares Repurchased

In March 2020, our Board of Trustees authorized the repurchase of up to $500.0 million of our outstanding common shares, which it increased to an aggregate of $1.0 billion in June 2022. During the year ended December 31, 2022, we repurchased and retired 14.2 million common shares for $361.0 million, a weighted average purchase price per share of $25.49. During the year ended December 31, 2021, we repurchased and retired 5.4 million common shares for $157.7 million, a weighted average purchase price per share of $29.34. Since we began the share repurchase program, we have repurchased and retired 23.3 million common shares for $623.5 million, a weighted average purchase price per share of $26.74.

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

Material Cash Requirements

Our material cash requirements for the next 12 months and beyond are to fund:

●	normal recurring expenses;
●	debt service and principal repayment obligations, including balloon payments on maturing debt — As of December 31, 2022, we had $275.1 million on a consolidated basis and $297.2 million at our share of mortgage loans scheduled to mature in 2023;
●	capital expenditures, including major renovations, tenant improvements and leasing costs — As of December 31, 2022, we had committed tenant-related obligations totaling $62.3 million ($60.4 million related to our consolidated entities and $1.9 million related to our unconsolidated real estate ventures at our share);
●	development expenditures — As of December 31, 2022, we had assets under construction that, based on our current plans and estimates, require an additional $403.5 million to complete, which we anticipate will be primarily expended over the next two to three years;
●	dividends to shareholders and distributions to holders of OP Units and LTIP Units — On December 15, 2022, our Board of Trustees declared a quarterly dividend of $0.225 per common share, which was paid on January 12, 2023;
●	possible common share repurchases and
●	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests.

We expect to satisfy these requirements using one or more of the following:

●	cash and cash equivalents — As of December 31, 2022, we had cash and cash equivalents of $241.1 million;
●	cash flows from operations;
●	distributions from real estate ventures;
●	borrowing capacity under our current credit facility — As of December 31, 2022, we had $1.0 billion of availability under our credit facility, including $50.0 million undrawn under our Tranche A-2 Term Loan; and
●	proceeds from financings, asset sales and recapitalizations.

While we do not expect the need to do so during the next 12 months, we also can issue securities to raise funds.

The following is a summary of our material cash requirements as of December 31, 2022:

	Total	2023	2024	2025	2026	2027	Thereafter

	(In thousands)
Material cash requirements (principal and interest):
Debt obligations (1) (2)	$2,945,998	$383,770	$224,374	$679,768	$270,725	$400,912	$986,449
Operating leases (3)	6,151	1,102	1,163	1,227	1,294	1,365	—
Other	1,655	1,391	260	4	—	—	—
Total material cash requirements (4)	$2,953,804	$386,263	$225,797	$680,999	$272,019	$402,277	$986,449

(1)	Interest was computed giving effect to interest rate hedges. One-month LIBOR of 4.39% or one-month term SOFR of 4.36% was applied to loans, as applicable which are variable (no hedge) or variable with an interest rate cap. Additionally, we assumed no additional borrowings on construction loans.
(2)	Excludes our proportionate share of unconsolidated real estate venture indebtedness. See additional information in Unconsolidated Real Estate Ventures section below.
(3)	We have operating lease right-of-use assets and lease liabilities associated with various ground leases for which we are the lessee in our consolidated balance sheet. See Note 20 to the consolidated financial statements for additional information.
(4)	Excludes obligations related to construction or development contracts totaling $403.5 million since payments are only due upon satisfactory performance under the contracts. Also excludes committed tenant-related obligations totaling $62.3 million ($60.4 million related to our consolidated entities and $1.9 million related to our unconsolidated real estate ventures at our share) as timing and amounts of payments are uncertain and may only be due upon satisfactory performance of certain conditions. See Commitments and Contingencies section below for additional information.

Summary of Cash Flows

The following summary discussion of our cash flows is based on our consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Year Ended December 31,
	2022	2021

	(In thousands)
Net cash provided by operating activities	$178,037	$217,622
Net cash provided by (used in) investing activities	524,021	(368,741)
Net cash (used in) provided by financing activities	(730,080)	189,878

Cash Flows for the Year Ended December 31, 2022

Cash and cash equivalents, and restricted cash decreased $28.0 million to $274.1 million as of December 31, 2022, compared to $302.1 million as of December 31, 2021. This decrease resulted from $730.1 million of net cash used in financing activities, partially offset by $524.0 million of net cash provided by investing activities and $178.0 million of net cash provided by operating activities. Our outstanding debt was $2.5 billion as of December 31, 2022 and 2021.

Net cash provided by operating activities of $178.0 million primarily comprised: (i) $181.9 million of net income (before $244.8 million of non-cash items and a $161.9 million gain on the sale of real estate), (ii) $11.4 million of return on capital from unconsolidated real estate ventures and (iii) $15.2 million of net change in operating assets and liabilities. Non-cash income adjustments of $244.8 million primarily include depreciation and amortization expense, share-based compensation expense, deferred rent, loss from unconsolidated real estate ventures, net income from investments, amortization of lease incentives and other non-cash items.

Net cash provided by investing activities of $524.0 million comprised: (i) $928.9 million of proceeds from the sale of real estate; (ii) $59.7 million of distributions of capital from unconsolidated real estate ventures and (iii) $19.0 million of proceeds from the sale of investments, partially offset by (iv) $326.7 million of development costs, construction in progress and real estate additions, (v) $91.6 million of investments in unconsolidated real estate ventures and other investments and (vi) $65.3 million for the acquisition of real estate.

Net cash used in financing activities of $730.1 million primarily comprised: (i) $400.0 million of repayments of our revolving credit facility, (ii) $361.0 million of common shares repurchased, (iii) $270.7 million of repayments of mortgage loans, (iv) $107.7 million of dividends paid to common shareholders, (v) $16.4 million of distributions to redeemable noncontrolling interests and (vi) $9.5 million related to the redemption of our partner’s noncontrolling interest, partially offset by (vii) $179.7 million of borrowings under mortgage loans, (viii) $150.0 million of borrowings under our unsecured term loan, (ix) $100.0 million of proceeds from borrowings under our revolving credit facility and (x) $9.4 million of contributions from noncontrolling interests.

Unconsolidated Real Estate Ventures

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of December 31, 2022, we have investments in unconsolidated real estate ventures totaling $299.9 million. For these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 5 to the consolidated financial statements.

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

As of December 31, 2022, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures and other investments totaling $62.8 million. As of December 31, 2022, we had no principal payment guarantees related to our unconsolidated real estate ventures.

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

Our debt, consisting of mortgage loans secured by our properties, a revolving credit facility and unsecured term loans, contains customary covenants requiring adequate insurance coverage. Although we believe that we currently have adequate insurance coverage, we may not be able to obtain an equivalent amount of coverage at a reasonable cost in the future. If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance or refinance our properties.

Construction Commitments

As of December 31, 2022, we had assets under construction that will, based on our current plans and estimates, require an additional $403.5 million to complete, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, and available cash.

Other

As of December 31, 2022, we had committed tenant-related obligations totaling $62.3 million ($60.4 million related to our consolidated entities and $1.9 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

With respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of December 31, 2022, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

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

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on that real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. The costs of remediation or removal of these substances may be substantial, and the presence of these substances, or the failure to promptly remediate these substances, may adversely affect the owner's ability to sell the real estate or to borrow using the real estate as collateral. In connection with the ownership and operation of our assets, we may be potentially liable for these costs. The operations of current and former tenants at our assets have involved, or may have involved, the use of hazardous materials or generated hazardous wastes. The release of these hazardous materials and wastes could result in us incurring liabilities to remediate any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may (i) expose us to third-party liability (e.g., for cleanup costs, natural resource damages, bodily injury or property damage), (ii) subject our properties to liens in favor of the government for damages and costs the government incurs in connection with the contamination, (iii) impose restrictions on the manner in which a property may be used or businesses may be operated, or (iv) materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. In addition, our assets are exposed to the risk of contamination originating from other sources. While a property owner may not be responsible for remediating contamination that has migrated onsite from an identifiable and viable offsite source, the contaminant's presence can have adverse effects on operations and the redevelopment of our assets. To the extent we send contaminated materials to other locations for treatment or disposal, we may be liable for the cleanup of those sites if they become contaminated.

Most of our assets have been subject to environmental assessments that are intended to evaluate the environmental condition of the assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks, and the preparation and issuance of a written report. Soil and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 20 to the consolidated financial statements, environmental liabilities totaled $18.0 million and $18.2 million as of December 31, 2022 and 2021, and are included in "Other liabilities, net" in our consolidated balance sheets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following is a summary of our exposure to a change in interest rates:

	December 31, 2022			December 31, 2021
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgage loans:
Variable rate (1)	$892,268	5.21%	$2,528	$867,246	2.01%
Fixed rate (2)	1,009,607	4.44%	—	921,013	4.32%
	$1,901,875		$2,528	$1,788,259
Credit facility:
Revolving credit facility (3)	$—	5.51%	$—	$300,000	1.15%
Tranche A-1 Term Loan (4)	200,000	2.61%	—	200,000	2.59%
Tranche A-2 Term Loan (4)	350,000	3.40%	—	200,000	2.49%
	$550,000		$—	$700,000
Pro rata share of debt of unconsolidated real estate ventures (contractual balances):
Variable rate (1)	$22,065	6.45%	$166	$281,608	2.56%
Fixed rate (2)	33,000	4.13%	—	91,653	4.49%
	$55,065		$166	$373,261
(1)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike is 2.64%, and the weighted average maturity date of the interest rate caps is September 28, 2023. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of December 31, 2022, one-month LIBOR was 4.39% and one-month term SOFR was 4.36%, as applicable. The impact of these interest rate caps is reflected in our calculation of the annual effect of a 1% change in base rates.
(2)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(3)	As of December 31, 2022, one-month term SOFR was 4.36%. The interest rate for the revolving credit facility excludes a 0.15% facility fee.
(4)	As of December 31, 2022 and 2021, the outstanding balance was fixed by interest rate swap agreements. As of December 31, 2022, the interest rate swaps fix SOFR at a weighted average interest rate of 1.46% for the Tranche A-1 Term Loan and 2.15% for the Tranche A-2 Term Loan.

The fair value of our mortgage loans is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and unsecured term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of December 31, 2022 and 2021, the estimated fair value of our consolidated debt was $2.4 billion and $2.5 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

Hedging Activities

To manage, or hedge, our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.

Derivative Financial Instruments Designated as Effective Hedges

Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are cash flow hedges that are designated as effective hedges, and are carried at their estimated fair value on a recurring basis. We assess the effectiveness of our hedges both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in "Accumulated other comprehensive income (loss)" in our consolidated balance sheets and is subsequently reclassified into "Interest expense" in our consolidated statements of operations in the period that the hedged forecasted transactions affect earnings. Our hedges become less than perfectly effective if the critical terms of the hedging instrument and the forecasted transactions do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and interest rates. In addition, we evaluate the default risk of the counterparty by monitoring the creditworthiness of the counterparty. While management believes its judgments are reasonable, a change in a derivative's effectiveness as a hedge could materially affect expenses, net income (loss) and equity.

As of December 31, 2022 and 2021, we had interest rate swap and cap agreements with an aggregate notional value of $1.4 billion and $862.7 million, which were designated as effective hedges. The fair value of our interest rate swaps and caps designated as effective hedges consisted of assets totaling $53.5 million and $393,000 as of December 31, 2022 and 2021 included in "Other assets, net" in our consolidated balance sheets, and liabilities totaling $18.4 million as of December 31, 2021, included in "Other liabilities, net" in our consolidated balance sheet.

Derivative Financial Instruments Designated as Ineffective Hedges

Certain derivative financial instruments, consisting of interest rate cap agreements, are cash flow hedges that are designated as ineffective hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains are recorded in "Interest expense" in our consolidated statements of operations. As of December 31, 2022 and 2021, we had various interest rate cap agreements with an aggregate notional value of $711.8 million and $867.7 million, which were designated as ineffective hedges. The fair value of our interest rate caps designated as ineffective hedges consisted of assets totaling $8.1 million and $558,000 as of December 31, 2022 and 2021, included in "Other assets, net" in our consolidated balance sheets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of JBG SMITH Properties

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JBG SMITH Properties and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Real Estate – Impairment Indicators - Refer to Note 2 to the consolidated financial statements

Critical Audit Matter Description

The Company has real estate which is required to be evaluated for impairment. An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company evaluates real estate assets for impairment whenever there are changes in circumstances or indicators that the carrying amount of the asset may not be recoverable. These indicators may include declining operating performance, below average occupancy, shortened anticipated holding periods, and other adverse changes. At December 31, 2022, the carrying value of the Company's real estate assets, net, was approximately $4.82 billion.

Given the Company's evaluation of possible indications of impairment of real estate assets requires management to make significant judgments, including anticipated holding periods, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of real estate assets may not be recoverable required an increased extent of effort and high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of real estate assets for possible indications of impairment included the following, among others:

●	We tested the effectiveness of controls over management's review of impairment indicators, which include assessing possible circumstances that could indicate that the carrying amounts of real estate assets are not recoverable.
●	We evaluated the reasonableness of management's judgments by:
–	Testing real estate assets for possible indications of impairment, including searching for adverse asset-specific and/or market conditions.
–	Inquiring of management and reading business performance reports and board minutes to identify properties that should be evaluated for shortened anticipated holding periods.
–	Developing an expectation of assets for which impairment indicators are identified in management's analysis.

Investments in Unconsolidated Real Estate Ventures - Refer to Notes 2 and 5 to the consolidated financial statements

Critical Audit Matter Description

The Company has investments in real estate ventures which are required to be evaluated for consolidation, including determining whether each entity is a variable interest entity ("VIE"). If it is determined that an entity is a VIE in which it has a variable interest, the Company assesses whether it is the primary beneficiary of the VIE to determine whether it should be consolidated. If it is determined that a real estate venture is not a VIE, then the determination as to whether the Company consolidates the entity is based on whether it has a controlling financial interest in the real estate venture, which is based on voting interests and the degree of influence the Company has over the real estate venture.

In April 2022, the Company entered into an agreement to form a real estate venture (the "Venture") with affiliates of Fortress Investment Group, LLC to recapitalize a 1.6 million square foot office portfolio and land parcels for a gross sales price of $580 million comprising four commercial assets. The Company acquired a 33.5% equity interest in the Venture. The Venture was determined not to be a VIE and, therefore, was evaluated under the voting interest model, under which the Company determined it does not have a controlling financial interest and therefore does not consolidate the Venture.

Given the complexities associated with accounting for the Company’s interest in the Venture, and the related management judgments to determine whether the Venture is a VIE or whether the Company has a controlling financial interest, performing audit procedures to evaluate these conclusions required an increased extent of audit effort, including the involvement of professionals in our firm having expertise in consolidation accounting.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments to determine whether the Venture is a VIE and, if not, whether the Company has a controlling financial interest included the following, among others:

●	We tested the effectiveness of the controls over management’s judgments to determine whether the Venture is a VIE and, if not, whether the Company’s has a controlling financial interest under the voting interest model.

●	We evaluated the appropriateness of the Company’s accounting conclusions upon formation of the Venture by:
–	With the assistance of professionals in our firm having expertise in consolidation accounting, reading the operating agreements and other related documents, including operating budgets and mortgage loan agreements, to evaluate the risks that the Venture was designed to pass onto its members and management’s conclusion that the Venture was not a VIE.
–	Performing corroborating management inquiries and inspecting relevant agreements, to understand the Venture’s voting interests and participating rights of the members, in order to evaluate the Company’s conclusion as to whether it has a controlling financial interest that should be consolidated.

/s/ Deloitte & Touche LLP

McLean, Virginia

February 21, 2023

We have served as the Company's auditor since 2016.

JBG SMITH PROPERTIES

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2022	2021
ASSETS
Real estate, at cost:
Land and improvements	$1,302,569	$1,378,218
Buildings and improvements	4,310,821	4,513,606
Construction in progress, including land	544,692	344,652
	6,158,082	6,236,476
Less: accumulated depreciation	(1,335,000)	(1,368,003)
Real estate, net	4,823,082	4,868,473
Cash and cash equivalents	241,098	264,356
Restricted cash	32,975	37,739
Tenant and other receivables	56,304	44,496
Deferred rent receivable	170,824	192,265
Investments in unconsolidated real estate ventures	299,881	462,885
Intangible assets, net	162,246	201,956
Other assets, net	117,028	240,160
Assets held for sale	—	73,876
TOTAL ASSETS	$5,903,438	$6,386,206

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans, net	$1,890,174	$1,777,699
Revolving credit facility	—	300,000
Unsecured term loans, net	547,072	398,664
Accounts payable and accrued expenses	138,060	106,136
Other liabilities, net	132,710	342,565
Total liabilities	2,708,016	2,925,064
Commitments and contingencies
Redeemable noncontrolling interests	481,310	522,725
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized; none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 114,013 and 127,378 shares issued and outstanding as of December 31, 2022 and 2021	1,141	1,275
Additional paid-in capital	3,263,738	3,539,916
Accumulated deficit	(628,636)	(609,331)
Accumulated other comprehensive income (loss)	45,644	(15,950)
Total shareholders' equity of JBG SMITH Properties	2,681,887	2,915,910
Noncontrolling interests	32,225	22,507
Total equity	2,714,112	2,938,417
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$5,903,438	$6,386,206

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
REVENUE
Property rental	$491,738	$499,586	$458,958
Third-party real estate services, including reimbursements	89,022	114,003	113,939
Other revenue	25,064	20,773	29,826
Total revenue	605,824	634,362	602,723
EXPENSES
Depreciation and amortization	213,771	236,303	221,756
Property operating	150,004	150,638	145,625
Real estate taxes	62,167	70,823	70,958
General and administrative:
Corporate and other	58,280	53,819	46,634
Third-party real estate services	94,529	107,159	114,829
Share-based compensation related to Formation Transaction and special equity awards	5,391	16,325	31,678
Transaction and other costs	5,511	10,429	8,670
Total expenses	589,653	645,496	640,150
OTHER INCOME (EXPENSE)
Loss from unconsolidated real estate ventures, net	(17,429)	(2,070)	(20,336)
Interest and other income (loss), net	18,617	8,835	(625)
Interest expense	(75,930)	(67,961)	(62,321)
Gain on the sale of real estate, net	161,894	11,290	59,477
Loss on the extinguishment of debt	(3,073)	—	(62)
Impairment loss	—	(25,144)	(10,232)
Total other income (expense)	84,079	(75,050)	(34,099)
INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT	100,250	(86,184)	(71,526)
Income tax (expense) benefit	(1,264)	(3,541)	4,265
NET INCOME (LOSS)	98,986	(89,725)	(67,261)
Net (income) loss attributable to redeemable noncontrolling interests	(13,244)	8,728	4,958
Net (income) loss attributable to noncontrolling interests	(371)	1,740	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$85,371	$(79,257)	$(62,303)
EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$0.70	$(0.63)	$(0.49)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	119,005	130,839	133,451

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2022	2021	2020
NET INCOME (LOSS)	$98,986	$(89,725)	$(67,261)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative financial instruments	67,576	11,326	(38,137)
Reclassification of net income on derivative financial instruments from accumulated other comprehensive income (loss) into interest expense	2,574	15,378	11,912
Total other comprehensive income (loss)	70,150	26,704	(26,225)
COMPREHENSIVE INCOME (LOSS)	169,136	(63,021)	(93,486)
Net (income) loss attributable to redeemable noncontrolling interests	(13,244)	8,728	4,958
Net (income) loss attributable to noncontrolling interests	(371)	1,740	—
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	(8,411)	(2,675)	2,990
Other comprehensive income attributable to noncontrolling interests	(145)	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JBG SMITH PROPERTIES	$146,965	$(55,228)	$(85,538)

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Equity

(In thousands)

					Accumulated
					Other
			Additional		Comprehensive
	Common Shares		Paid-In	Accumulated	Income	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	(Loss)	Interests	Equity
BALANCE AS OF DECEMBER 31, 2019	134,148	1,342	3,633,042	(231,164)	(16,744)	201	3,386,677
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(62,303)	—	—	(62,303)
Conversion of common limited partnership units ("OP Units") to common shares	1,338	13	47,504	—	—	—	47,517
Common shares repurchased	(3,776)	(37)	(104,737)	—	—	—	(104,774)
Common shares issued pursuant to Employee Share Purchase Plan ("ESPP")	68	1	2,241	—	—	—	2,242
Dividends declared on common shares ($0.90 per common share)	—	—	—	(119,477)	—	—	(119,477)
Distributions to noncontrolling interests	—	—	—	—	—	(34)	(34)
Redeemable noncontrolling interests redemption value adjustment and other comprehensive loss allocation	—	—	79,593	—	2,990	—	82,583
Other comprehensive loss	—	—	—	—	(26,225)	—	(26,225)
BALANCE AS OF DECEMBER 31, 2020	131,778	1,319	3,657,643	(412,944)	(39,979)	167	3,206,206
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(79,257)	—	(1,740)	(80,997)
Conversion of OP Units to common shares	906	9	29,625	—	—	—	29,634
Common shares repurchased	(5,370)	(54)	(157,632)	—	—	—	(157,686)
Common shares issued pursuant to employee incentive compensation plan and ESPP	64	1	2,426	—	—	—	2,427
Dividends declared on common shares ($0.90 per common share)	—	—	—	(117,130)	—	—	(117,130)
Contributions from noncontrolling interests, net	—	—	—	—	—	24,080	24,080
Redeemable noncontrolling interests redemption value adjustment and other comprehensive income allocation	—	—	7,854	—	(2,675)	—	5,179
Other comprehensive income	—	—	—	—	26,704	—	26,704
BALANCE AS OF DECEMBER 31, 2021	127,378	1,275	3,539,916	(609,331)	(15,950)	22,507	2,938,417
Net income attributable to common shareholders and noncontrolling interests	—	—	—	85,371	—	371	85,742
Conversion of OP Units to common shares	701	7	16,697	—	—	—	16,704
Common shares repurchased	(14,151)	(142)	(360,900)	—	—	—	(361,042)
Common shares issued pursuant to employee incentive compensation plan and ESPP	85	1	2,661	—	—	—	2,662
Dividends declared on common shares ($0.90 per common share)	—	—	—	(104,676)	—	—	(104,676)
Contributions from noncontrolling interests, net	—	—	—	—	—	9,202	9,202
Redeemable noncontrolling interests redemption value adjustment and other comprehensive income allocation	—	—	65,364	—	(8,411)	—	56,953
Other comprehensive income	—	—	—	—	70,150	—	70,150
Other comprehensive income attributable to noncontrolling interests	—	—	—	—	(145)	145	—
BALANCE AS OF DECEMBER 31, 2022	114,013	$1,141	$3,263,738	$(628,636)	$45,644	$32,225	$2,714,112

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$98,986	$(89,725)	$(67,261)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	41,272	51,551	66,051
Depreciation and amortization expense, including amortization of deferred financing costs	217,841	240,454	225,597
Deferred rent	(23,602)	(21,964)	(20,084)
Loss from unconsolidated real estate ventures, net	17,429	2,070	20,336
Amortization of market lease intangibles, net	(1,127)	(1,189)	(442)
Amortization of lease incentives	7,734	7,973	6,603
Loss on the extinguishment of debt	3,073	—	62
Impairment loss	—	25,144	10,232
Gain on the sale of real estate, net	(161,894)	(11,290)	(59,477)
Loss on operating lease and other receivables	2,160	2,595	25,805
Income from investments, net	(14,488)	(3,620)	—
Return on capital from unconsolidated real estate ventures	11,407	15,912	4,302
Other non-cash items	(5,517)	(922)	4,326
Changes in operating assets and liabilities:
Tenant and other receivables	(13,154)	8,812	(9,231)
Other assets, net	(10,737)	(12,780)	(11,075)
Accounts payable and accrued expenses	(1,282)	8,700	591
Other liabilities, net	9,936	(4,099)	(27,314)
Net cash provided by operating activities	178,037	217,622	169,021
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(326,741)	(173,177)	(307,497)
Acquisition of real estate	(65,302)	(208,342)	(45,688)
Deposits for real estate and other acquisitions	—	—	(25,424)
Proceeds from the sale of real estate	928,908	14,370	154,493
Proceeds from the sale of investments	19,030	—	—
Distributions of capital from unconsolidated real estate ventures	59,717	40,188	71,065
Investments in unconsolidated real estate ventures and other investments	(91,591)	(41,780)	(14,639)
Net cash provided by (used in) investing activities	524,021	(368,741)	(167,690)
FINANCING ACTIVITIES:
Borrowings under mortgage loans	179,744	190,000	580,105
Borrowings under revolving credit facility	100,000	300,000	500,000
Borrowings under unsecured term loans	150,000	—	100,000
Repayments of mortgage loans	(270,676)	(5,611)	(104,083)
Repayments of revolving credit facility	(400,000)	—	(700,000)
Debt issuance and modification costs	(5,137)	(6,610)	(14,856)
Redemption of partner's noncontrolling interest	(9,531)	—	—
Finance lease payments	—	(19,970)	(3,531)
Proceeds from common shares issued pursuant to ESPP	1,458	1,594	1,715
Common shares repurchased	(361,042)	(157,686)	(104,774)
Dividends paid to common shareholders	(107,688)	(118,115)	(120,011)
Distributions to redeemable noncontrolling interests	(16,409)	(17,804)	(15,030)
Distributions to noncontrolling interests	(182)	(46)	(46)
Contributions from noncontrolling interests	9,383	24,126	—
Net cash provided by (used in) financing activities	(730,080)	189,878	119,489
Net (decrease) increase in cash and cash equivalents, and restricted cash	(28,022)	38,759	120,820
Cash and cash equivalents, and restricted cash, beginning of period	302,095	263,336	142,516
Cash and cash equivalents, and restricted cash, end of period	$274,073	$302,095	$263,336

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021	2020
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD:
Cash and cash equivalents	$241,098	$264,356	$225,600
Restricted cash	32,975	37,739	37,736
Cash and cash equivalents, and restricted cash	$274,073	$302,095	$263,336

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $10,888, $6,734 and $13,189 in 2022, 2021 and 2020)	$71,861	$61,928	$56,961
Accrued capital expenditures included in accounts payable and accrued expenses	73,612	43,290	43,188
Write-off of fully depreciated assets	19,794	61,123	30,798
Cash paid (received) for income taxes	1,205	815	(1,187)
Deconsolidation of real estate asset	—	26,476	—
Accrued dividends to common shareholders	25,653	28,665	29,650
Accrued distributions to redeemable noncontrolling interests	3,968	3,938	4,425
Conversion of OP Units to common shares	16,704	29,634	47,517
Derecognition of operating lease right-of-use assets	—	(1,596)	(13,151)
Derecognition of liabilities related to operating lease right-of-use assets	—	(1,587)	(13,151)
(Derecognition) recognition of finance lease right-of-use assets	(179,668)	139,507	42,354
(Derecognition) recognition of liabilities related to finance lease right-of-use assets	(163,586)	141,574	40,684
Cash paid for amounts included in the measurement of lease liabilities for operating leases	1,906	2,295	5,201
Deferred purchase price related to acquisition	—	—	19,479

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Notes to Consolidated Financial Statements

1.          Organization and Basis of Presentation

Organization

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust ("REIT"), owns and operates a portfolio of commercial and multifamily assets amenitized with ancillary retail. JBG SMITH's portfolio reflects its longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area with high barriers to entry and vibrant urban amenities. Approximately two-thirds of our portfolio is in National Landing, which is anchored by four key demand drivers: Amazon.com, Inc.'s ("Amazon") new headquarters, which is being developed by us; Virginia Tech's under-construction $1 billion Innovation Campus; the submarket’s proximity to the Pentagon; and our deployment of next-generation public and private 5G digital infrastructure. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the Washington Housing Initiative ("WHI") Impact Pool, the legacy funds formerly organized by The JBG Companies ("JBG") (the "JBG Legacy Funds") and other third parties. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of December 31, 2022, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 88.3% of its OP Units, after giving effect to the conversion of certain vested long-term incentive partnership units ("LTIP Units") that are convertible into OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our: (i) 10.0% subordinated interest in one commercial building, (ii) 33.5% subordinated interest in four commercial buildings and (iii) 49.0% interest in three commercial buildings, as well as the associated non-recourse mortgage loans, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures and we have not guaranteed their obligations or otherwise committed to providing financial support.

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

As of December 31, 2022, our Operating Portfolio consisted of 51 operating assets comprising 31 commercial assets totaling 9.7 million square feet (8.4 million square feet at our share), 18 multifamily assets totaling 6,756 units (6,755 units at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have two under-construction multifamily assets totaling 1,583 units (1,583 units at our share) and 20 assets in the development pipeline totaling 12.5 million square feet (9.7 million square feet at our share) of estimated potential development density.

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

Only the U.S. federal government accounted for 10% or more of our rental revenue, which consists of property rental and other property revenue, as follows:

	Year Ended December 31,
	2022	2021	2020

	(Dollars in thousands)
Rental revenue from the U.S. federal government	$75,516	$83,256	$84,086
Percentage of commercial segment rental revenue	23.7%	22.8%	24.3%
Percentage of rental revenue	14.8%	16.2%	17.8%

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

2.          Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Asset Acquisitions

We account for asset acquisitions, which includes the consolidation of previously unconsolidated real estate ventures, at cost, including transaction costs, plus the fair value of any assumed debt. We estimate the fair values of acquired tangible assets (consisting of real estate, tenant and other receivables, and other assets, as applicable), identified intangible assets and liabilities (consisting of in-place leases and above- and below-market leases, as applicable), assumed debt and other liabilities, and noncontrolling interests, as applicable, based on our evaluation of information and estimates available at the date of acquisition. Based on these estimates, we allocate the purchase price, including all transaction costs related to the acquisition and any contingent consideration, to the identified assets acquired and liabilities assumed based on their relative fair value. The results of operations of acquisitions are prospectively included in our consolidated financial statements beginning with the date of the acquisition.

The fair values of buildings are determined using the "as-if vacant" approach whereby we use discounted cash flow models with inputs and assumptions that we believe are consistent with current market conditions for similar assets. The most significant assumptions in determining the allocation of the purchase price to buildings are the exit capitalization rate, discount rate, estimated market rents and hypothetical expected lease-up periods, when applicable. We assess the fair value of land based on market comparisons and development projects using an income approach of cost plus a margin.

The fair values of identified intangible assets are determined based on the following:

●	The value allocable to the above- or below-market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired lease) of the difference between: (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management's estimate of the amounts that would be received using market rates over the remaining term of the lease. Amounts allocated to above- market leases are recorded as lease intangible assets in "Intangible assets, net" in our consolidated balance sheets, and amounts allocated to below-market leases are recorded as lease intangible liabilities in "Other liabilities, net" in our consolidated balance sheets. These intangibles are amortized to "Property rental revenue" in our consolidated statements of operations over the remaining terms of the respective leases; and
●	Factors considered in determining the value allocable to in-place leases during hypothetical lease-up periods related to space that is leased at the time of acquisition include: (i) lost rent and operating cost recoveries during the hypothetical lease-up period and (ii) theoretical leasing commissions required to execute similar leases. These intangible assets are recorded as lease intangible assets in "Intangible assets, net" in our consolidated balance sheets and are amortized to "Depreciation and amortization expense" in our consolidated statements of operations over the remaining term of the existing lease.

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred and are included in "Property operating expenses" in our consolidated statements of operations. As real estate is undergoing redevelopment activities, all property operating expenses directly associated with and attributable to the redevelopment, including interest expense, are capitalized to the extent that we believe such costs are recoverable through the value of the property. The capitalization period ends when the asset is ready for its intended use, but no later than one year from substantial completion of major construction activities, at which point the costs associated with a property are allocated to its various components. Depreciation and amortization expense require an estimate of the useful life of each property and improvement. Depreciation and amortization expense are recognized on a straight-line basis over estimated useful lives, which range from three to 40 years. Tenant improvements are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the tenant improvements. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income (loss) for the period.

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

Our real estate and related intangible assets are reviewed for impairment whenever there are changes in circumstances or indicators that the carrying amount of the assets may not be recoverable. These indicators may include declining operating performance, below average occupancy, shortened anticipated holding periods, costs in excess of budgets for under-construction assets and other adverse changes. An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Estimates of future cash flows are based on our current plans, anticipated holding periods and available market information at the time the analyses are prepared. Longer anticipated holding periods for real estate assets directly reduce the likelihood of recording an impairment loss. An impairment loss is recognized if the carrying amount of the asset is not recoverable and is measured based on the excess of the property's carrying amount over its estimated fair value. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) pending or executed agreements, (ii) market prices for comparable properties or (iii) the sum of discounted cash flows.

If our estimates of future cash flows, anticipated holding periods, asset strategy or fair values change, based on market conditions, anticipated selling prices or other factors, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.

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

Investments in Real Estate Ventures

We analyze each real estate venture at acquisition, formation, after a change in the ownership agreement, after a change in the entity's economics or after any other reconsideration event to determine whether the entity is a VIE. An entity is a VIE because it is in the development stage and/or does not hold sufficient equity at risk, or conducts substantially all its operations on behalf of an investor with disproportionately few voting rights. If it is determined that an entity is a VIE in which we have a variable interest, we assess whether we are the primary beneficiary of the VIE to determine whether it should be consolidated. We will consolidate a VIE if we are the primary beneficiary of the VIE, which entails having the power to direct the activities that most significantly impact the VIE's economic performance. We are not the primary beneficiary of a VIE when we do not have voting control, lack the power to direct the activities that most significantly impact the entity's economic performance, or the limited partners (or non-managing members) have substantive participatory rights. If it is determined that the real estate venture is not a VIE, then the determination as to whether we consolidate is based on whether we have a controlling financial interest in the real estate venture, which is based on our voting interests and the degree of influence we have over the real estate venture. Management uses judgment when determining if we are the primary beneficiary of a VIE or have a controlling financial interest in a real estate venture determined not to be a VIE. Factors considered in determining whether we have the power to direct the activities that most significantly impact the entity's economic performance include voting rights, involvement in day-to-day capital and operating decisions, and the extent of our involvement in the entity.

We use the equity method of accounting for investments in unconsolidated real estate ventures when we have significant influence but are not the primary beneficiary of a VIE or do not have a controlling financial interest in a real estate venture determined not to be a VIE. Significant influence is typically indicated through ownership of 20% or more of the voting interests. Under the equity method, we record our investments in these entities in "Investments in unconsolidated real estate ventures" in our consolidated balance sheets, and our proportionate share of earnings or losses earned by the real estate venture is recognized in "Loss from unconsolidated real estate ventures, net" in the accompanying consolidated statements of operations.

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

We may also earn incremental promote distributions if certain financial return benchmarks are achieved upon ultimate disposition of the underlying properties. Promote revenue is recognized when certain earnings events have occurred, and the amount of revenue is determinable and collectible. Any promote revenue is reflected in "Loss from unconsolidated real estate ventures, net" in our consolidated statements of operations. In the event our investment in a real estate venture is reduced to zero, and we are not obligated to provide for additional losses, have not guaranteed its obligations or otherwise committed to providing financial support, we will discontinue the equity method of accounting until such point that our share of net income equals the share of net losses not recognized during the period the equity method was suspended.

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

On a periodic basis, we evaluate our investments in unconsolidated real estate ventures for impairment. An investment in a real estate venture is considered impaired if we determine that its fair value is less than the net carrying value of the investment in that real estate venture on an other-than-temporary basis. Cash flow projections for the investments consider property level factors such as expected future operating income, trends and prospects, anticipated holding periods, as well as the effects of demand, competition and other factors. We consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include the age of the venture, our intent and ability to retain our investment in the real estate venture, financial condition and long-term prospects of the real estate venture and relationships with our partners and banks. If we believe that the decline in the fair value of the investment is temporary, no impairment loss is recorded. If our analysis indicates that there is an other-than temporary impairment related to the investment in a particular real estate venture, the carrying value of the venture will be adjusted to an amount that reflects the estimated fair value of the investment.

Intangibles

Intangible assets primarily consist of: (i) in-place leases, below-market ground rent obligations, and above-market real estate leases that were recorded in connection with the acquisition of properties and (ii) management and leasing contracts and options to enter into ground leases that were acquired in the Combination. Intangible liabilities consist of above-market ground rent obligations and below-market real estate leases that are also recorded in connection with the acquisition of properties. Both intangible assets and liabilities are amortized and accreted using the straight-line method over their applicable remaining useful life. When a lease or contract is terminated early, any remaining unamortized or unaccreted balances are charged to earnings. The useful lives of intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.

Intangible assets also include the wireless spectrum licenses we acquired. While the licenses are issued for ten years, as long as we act within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost, which would be capitalized as part of the asset. Accordingly, we have concluded that the licenses are indefinite-lived intangible assets.

Investments

Investments in equity securities without readily determinable fair values are carried at cost. Investments in investment funds without readily determinable fair values that qualify for the net asset value ("NAV") practical expedient are carried at fair value based on their reported NAV. Investments in equity securities and investment funds are included in "Other assets, net" in our consolidated balance sheets. Realized and unrealized gains and losses are included in "Interest and other income (loss), net" in our consolidated statements of operations.

Assets Held for Sale

Assets, primarily consisting of real estate, are classified as held for sale when all the necessary criteria are met. The criteria include: (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. Real estate held for sale is carried at the lower of carrying amounts or estimated fair value less disposal costs. Depreciation and amortization expense is not recognized on real estate classified as held for sale.

Deferred Costs

Deferred leasing costs include direct and incremental costs incurred in the successful negotiation of leases, including leasing commissions and other costs, which are deferred and amortized on a straight-line basis over the corresponding lease term. Unamortized leasing costs are charged to expense upon the early termination of the lease.

Deferred financing costs consist of loan issuance costs directly related to financing transactions that are deferred and amortized over the term of the related loan as a component of interest expense. Unamortized deferred financing costs related to our mortgage loans and unsecured term loans are presented as a direct deduction from the carrying amounts of the related debt instruments, while such costs related to our revolving credit facility are included in other assets.

Noncontrolling Interests

We identify our noncontrolling interests separately in our consolidated balance sheets. Amounts of consolidated net income (loss) attributable to redeemable noncontrolling interests and to the noncontrolling interests in consolidated subsidiaries are presented separately in our consolidated statements of operations.

Redeemable Noncontrolling Interests - Redeemable noncontrolling interests primarily consists of OP Units issued in conjunction with the Formation Transaction and LTIP Units issued to employees. Redeemable noncontrolling interests are generally redeemable at the option of the holder for our common shares, or cash at our election, subject to certain limitations, and are presented in the mezzanine section between total liabilities and shareholders' equity in our consolidated balance sheets. The carrying amount of redeemable noncontrolling interests is adjusted to its redemption value at the end of each reporting period, but no less than its initial carrying value, with such adjustments recognized in "Additional paid-in capital." See Note 12 for additional information.

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

Derivative Financial Instruments Designated as Effective Hedges - Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are cash flow hedges that are designated as effective hedges, and are carried at their estimated fair value on a recurring basis. We assess the effectiveness of our hedges both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in "Accumulated other comprehensive income (loss)" in our consolidated balance sheets and is subsequently reclassified into "Interest expense" in our consolidated statements of operations in the period that the hedged forecasted transactions affect earnings. Our hedges become less than perfectly effective if the critical terms of the hedging instrument and the forecasted transactions do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and interest rates. In addition, we evaluate the default risk of the counterparty by monitoring the creditworthiness of the counterparty.

Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in our consolidated statements of operations, or in our consolidated statements of comprehensive income (loss).

Derivative Financial Instruments Designated as Ineffective Hedges - Certain derivative financial instruments, consisting of interest rate cap agreements, are cash flow hedges that are designated as ineffective hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains are recorded in "Interest expense" in our consolidated statements of operations.

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

Property rental revenue includes base rent each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of periodic step-ups in rent and rent abatements under the lease. When a renewal option is included within the lease, we assess whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Further, property rental revenue includes tenant reimbursement revenue from the recovery of all or a portion of the operating expenses and real estate taxes of the respective assets. Tenant reimbursements, which vary each period, are non-lease components that are not the predominant activity within the contract. We have elected the practical expedient that allows us to combine certain lease and non-lease components of our operating leases. Non-lease components are recognized together with fixed base rent in "Property rental revenue," as variable lease income in the same periods as the related expenses are incurred. Certain commercial leases may also provide for the payment by the lessee of additional rents based on a percentage of sales, which are recorded as variable lease income in the period the additional rents are earned.

We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and when the leased space is substantially ready for its intended use. In circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of property rental revenue on a straight-line basis over the term of the lease commencing when the tenant takes possession of the space. Differences between rental revenue recognized and amounts due under the respective lease agreements are recorded as an increase or decrease to "Deferred rent receivable" in our consolidated balance sheets. Property rental revenue also includes the amortization or accretion of acquired above-and below-market leases. We periodically evaluate the collectability of amounts due from tenants and recognize an adjustment to property rental revenue for accounts receivable and deferred rent receivable if we conclude it is not probable we will collect the remaining lease payments under the lease agreements. Any changes to the provision for lease revenue determined to be not probable of collection are included in "Property rental revenue" in our consolidated statements of operations. We exercise judgment in assessing the probability of collection and consider payment history, current credit status and economic outlook in making this determination.

Third-party real estate services revenue, including reimbursements, includes property and asset management fees, and transactional fees for leasing, acquisition, development and construction, financing, and legal services. These fees are determined in accordance with the terms specific to each arrangement and are recognized as the related services are performed. Development fees are earned from providing services to third-party property owners and our unconsolidated real estate ventures. The performance obligations associated with our development services contracts are satisfied over time and we recognize our development fee revenue using a time-based measure of progress over the course of the development project due to the stand-ready nature of the promised services. The transaction prices for our performance obligations are variable based on the costs ultimately incurred to develop the underlying assets and are estimated based on their expected value. Our transaction prices, and the corresponding recognition of revenue, are constrained such that a significant reversal of revenue is not probable when the variability is subsequently resolved. Judgments impacting the timing and amount of revenue recognized from our development services contracts include the determination of the nature and number of performance obligations within a contract, estimates of total development project costs, from which the fees are typically derived, the application of a constraint to our transaction price and estimates of the period of time over which the development services are expected to be performed, which is the period over which the revenue is recognized. We recognize development fees earned from unconsolidated real estate venture projects to the extent of our venture partners' ownership interest.

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

Lessee Accounting

We are obligated under non-cancellable operating and finance leases, including ground leases on certain of our properties with terms extending through the year 2027. When a renewal option is included within a lease, we assess whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Lease payments associated with renewal periods that we are reasonably certain will be exercised are included in the measurement of the corresponding lease liability and right-of-use asset. Lease expense for our operating leases is recognized on a straight-line basis over the expected lease term and is included in our consolidated statements of operations in "Property operating expenses." Amortization of the right-of-use asset associated with a finance lease is recognized on a straight-line basis over the expected lease term and is included in our consolidated statements of operations in "Depreciation and amortization expense" with the related interest on our outstanding lease liability included in "Interest expense."

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Unvested share-based compensation awards that entitle holders to receive non-forfeitable distributions are considered participating securities. Consequently, we are required to apply the two-class method of computing basic and diluted earnings (loss) that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and participating securities based on their respective rights to receive dividends. During periods of net loss, losses are allocated only to the extent the participating securities are required to absorb their share of such losses. Distributions to participating securities in excess of their allocated income or loss are shown as a reduction to net income (loss) attributable to common shareholders. Diluted earnings (loss) per common share reflects the potential dilution of the assumed exchange of various unit and share-based compensation awards into common shares to the extent they are dilutive.

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

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform ("Topic 848"), which was amended in December 2022 by ASU 2022-06, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected through December 31, 2024 as reference rate reform activities occur. During the year ended December 31, 2022, we elected to apply the hedge accounting expedients that allows us to (i) continue to amortize previously deferred gains and losses in accumulated other comprehensive income (loss) related to terminated hedges into earnings in accordance with the underlying hedged forecasted transactions, (ii) modify loan agreements to replace the reference rate without treating the change as a contract modification and (iii) modify the reference rate of the hedging instruments without it being considered a change in critical terms requiring redesignation. We have elected to apply the hedge accounting expedients related to (i) the assertion that our hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future London Interbank Offered Rate ("LIBOR") indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the past presentation of our derivatives.

3.          Acquisitions, Dispositions and Assets Held for Sale

Acquisitions

In October 2022, we acquired the remaining 50.0% ownership interest in 8001 Woodmont, a 322-unit multifamily asset in Bethesda, Maryland previously owned by an unconsolidated real estate venture, for a purchase price of $115.0 million, including the assumption of the $51.9 million mortgage loan at our share. The asset was encumbered by a $103.8 million mortgage loan and was consolidated as of the date of acquisition. We recorded our investment in the asset at the carryover basis for our previously held equity investment plus the incremental cash consideration paid to acquire our partner's interest.

In August 2022, we acquired the remaining 36.0% ownership interest in Atlantic Plumbing, a 310-unit multifamily asset in Washington, D.C. previously owned by an unconsolidated real estate venture, which was encumbered by a $100.0 million mortgage loan, for a purchase price of $19.7 million and our partner’s share of the working capital. The mortgage loan was repaid in August 2022. Atlantic Plumbing was consolidated as of the date of acquisition. We recorded our investment in the asset at the carryover basis for our previously held equity investment plus the incremental cash consideration paid to acquire our partner's interest.

In November 2021, we acquired The Batley, a 432-unit multifamily asset in the Union Market submarket of Washington, D.C., for $205.3 million, exclusive of $3.1 million of transaction costs that were capitalized as part of the acquisition. We used The Batley as a replacement property in a like-kind exchange for the sale of Pen Place, which closed during the second quarter of 2022. See Note 6 for additional information.

In December 2020, we acquired a 1.4-acre development parcel in National Landing formerly occupied by the Americana Hotel and three other parcels for an aggregate total of $65.0 million, exclusive of $688,000 of transaction costs that were capitalized as part of the acquisition. Of the total purchase price, $47.3 million was allocated to the former Americana Hotel site, of which $20.0 million was deferred and $17.7 million was allocated to the other three parcels. The former Americana Hotel site has the potential to accommodate up to approximately 550,000 square feet of new development density and is located directly across the street from Amazon's future headquarters.

Dispositions

The following is a summary of activity for the year ended December 31, 2022:

							Gain (Loss)
				Total	Gross	Cash	on the Sale
				Square	Sales	Proceeds	of Real
Date Disposed	Assets	Segment	Location	Feet	Price	from Sale	Estate

				(In thousands)
March 28, 2022	Development Parcel	Other	Arlington, Virginia	—	$3,250	$3,149	$(136)
April 1, 2022	Universal Buildings (1)	Commercial	Washington, D.C.	659	228,000	194,737	41,245
April 13, 2022	7200 Wisconsin Avenue, 1730 M Street, RTC-West and Courthouse Plaza 1 and 2 (2)	Commercial/ Other	Bethesda, Maryland, Washington, D.C., Reston, Virginia, Arlington, Virginia	2,944	580,000	527,694	(4,047)
May 25, 2022	Pen Place (3)	Other	Arlington, Virginia	2,082	198,000	197,528	121,502
December 23, 2022	Land Option (3)	Other	Washington, D.C.	206	6,150	5,800	3,330
				5,891	$1,015,400	$928,908	$161,894
(1)	Cash proceeds from sale excludes a lease termination fee of $24.3 million received during the first quarter of 2022.
(2)	Assets were sold to an unconsolidated real estate venture. See Note 5 for additional information. "RTC-West" refers to RTC-West, RTC-West Trophy Office and RTC-West Land. Total square feet include 1.4 million square feet of estimated potential development density. In April 2022, $164.8 million of mortgage loans related to 1730 M Street and RTC-West were repaid.
(3)	Total square feet represents estimated or approved potential development density.

In April 2021, we invested cash in and contributed land to two real estate ventures and recognized an $11.3 million gain on the disposition of land, which is included in "Gain on sale of real estate, net" in our consolidated statement of operations for the year ended December 31, 2021. See Note 5 for additional information.

In January 2020, we sold Metropolitan Park for $155.0 million and recognized a $59.5 million gain, which is included in "Gain on sale of real estate, net" in our consolidated statement of operations for the year ended December 31, 2020.

See Note 5 for additional information related to the sale of assets by our unconsolidated real estate ventures.

Assets Held for Sale

There were no assets held for sale as of December 31, 2022. The following is a summary of assets held for sale as of December 31, 2021:

			Total	Assets Held
Assets	Segment	Location	Square Feet	for Sale

			(In thousands)
Pen Place (1)	Other	Arlington, Virginia	2,082	$73,876
(1)	Sold to Amazon in May 2022. Total square feet represents estimated or approved potential development density.

4.          Tenant and Other Receivables

The following is a summary of tenant and other receivables:

	December 31,
	2022	2021

	(In thousands)
Tenants	$36,271	$31,504
Third-party real estate services	14,177	12,563
Other	5,856	429
Total tenant and other receivables	$56,304	$44,496

5.          Investments in Unconsolidated Real Estate Ventures

The following is a summary of the composition of our investments in unconsolidated real estate ventures:

	Effective
	Ownership	December 31,
Real Estate Venture Partners	Interest (1)	2022	2021

		(In thousands)
Prudential Global Investment Management	50.0%	$203,529	$208,421
J.P. Morgan Global Alternatives ("J.P. Morgan") (2)	50.0%	64,803	52,769
Landmark Partners ("Landmark")	18.0% - 49.0%	4,809	28,298
CBREI Venture (3)	9.9% - 10.0%	12,516	57,812
Canadian Pension Plan Investment Board ("CPPIB") (4) (5)	55.0%	—	48,498
Berkshire Group (6)	──	—	52,770
Brandywine Realty Trust	30.0%	13,678	13,693
Other		546	624
Total investments in unconsolidated real estate ventures (7)		$299,881	$462,885
(1)	Reflects our effective ownership interests in the underlying real estate as of December 31, 2022. We have multiple investments with certain venture partners with varying ownership interests in the underlying real estate.
(2)	J.P. Morgan is the advisor for an institutional investor.
(3)	In August 2022, we acquired the remaining 36.0% ownership interest in Atlantic Plumbing, an asset previously owned by the venture. See Note 3 for additional information.
(4)	Our effective ownership interest reflects an investment in the real estate venture that owns 1101 17th Street for which we have a zero investment balance and discontinued applying the equity method of accounting since June 30, 2018. We will recognize as income any future distributions from the venture until our share of unrecorded earnings and contributions exceeds the cumulative excess distributions previously recognized in income.
(5)	In June 2022, the venture sold its interest in 1900 N Street.
(6)	In October 2022, we acquired the remaining 50.0% ownership interest in 8001 Woodmont, an asset previously owned by the venture. See Note 3 for additional information.
(7)	As of December 31, 2022 and 2021, our total investments in unconsolidated real estate ventures were greater than our share of the net book value of the underlying assets by $8.9 million and $18.6 million, resulting principally from capitalized interest and our zero investment balance in certain real estate ventures.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $24.0 million, $23.7 million and $25.5 million for each of the three years in the period ended December 31, 2022, for such services.

We evaluate reconsideration events as we become aware of them. Reconsideration events include, among other criteria, amendments to real estate venture agreements or changes in the capital requirements of the real estate venture. A reconsideration event could cause us to consolidate an unconsolidated real estate venture or deconsolidate a consolidated entity.

The following is a summary of disposition activity by our unconsolidated real estate ventures:

					Mortgage	Proportionate
	Real Estate			Gross	Loans	Share of
	Venture		Ownership	Sales	Repaid by	Aggregate
Date Disposed	Partner	Assets	Percentage	Price	Venture	Gain (Loss) (1)

				(In thousands)
Year Ended December 31, 2022
January 27, 2022	Landmark	The Alaire, The Terano and 12511 Parklawn Drive	1.8% - 18.0%	$137,500	$79,829	$5,243
May 10, 2022	Landmark	Galvan	1.8%	152,500	89,500	407
June 1, 2022	CPPIB	1900 N Street	55.0%	265,000	151,709	529
December 15, 2022	CBREI Venture	The Gale Eckington	5.0%	215,550	110,813	618
						$6,797
Year Ended December 31, 2021
May 3, 2021	CBREI Venture	Fairway Apartments/Fairway Land	10.0%	$93,000	$45,343	$2,094
May 19, 2021	Landmark	Courthouse Metro Land/Courthouse Metro Land – Option	18.0%	3,000	—	2,352
May 27, 2021	Landmark	5615 Fishers Lane	18.0%	6,500	—	743
September 17, 2021	Landmark	500 L'Enfant Plaza	49.0%	166,500	80,000	23,137
						$28,326
Year Ended December 31, 2020
June 5, 2020	Landmark	11333 Woodglen Drive/NoBe II Land/Woodglen	18.0%	$17,750	$12,213	$(2,952)
October 28, 2020	CBREI Venture	Pickett Industrial Park	10.0%	46,250	23,572	800
						$(2,152)
(1)	Included in "Loss from unconsolidated real estate ventures, net" in our consolidated statements of operations.

Fortress Investment Group LLC ("Fortress")

In April 2022, we formed an unconsolidated real estate venture with affiliates of Fortress to recapitalize a 1.6 million square foot office portfolio and land parcels for a gross sales price of $580.0 million comprising four wholly owned commercial assets (7200 Wisconsin Avenue, 1730 M Street, RTC-West and Courthouse Plaza 1 and 2). Additionally, we contributed $66.1 million in cash for a 33.5% interest in the venture, while Fortress contributed $131.0 million in cash for a 66.5% interest in the venture. In connection with the transaction, the venture obtained mortgage loans totaling $458.0 million secured by the properties, of which $402.0 million was drawn at closing. We provide asset management, property management and leasing services to the venture. Because our interest in the venture is subordinated to a 15% preferred return to Fortress, we do not anticipate receiving any near-term cash flow distributions from it. Per the terms of the venture agreement, we determined the venture was not a VIE and we do not have a controlling financial interest in the venture. As of the transaction date, our investment in the venture was zero, and we have discontinued applying the equity method of accounting as we have not guaranteed its obligations or otherwise committed to providing financial support.

Landmark

In connection with the preparation and review of the third quarter 2022 financial statements and 2021 annual financial statements, impairment losses of $15.4 million and $23.9 million on the L'Enfant Plaza assets were included in "Loss from unconsolidated real estate ventures, net" in our consolidated statements of operations for the years ended December 31, 2022 and 2021. As of December 31, 2022, our investment in the L'Enfant Plaza assets was zero, and we have discontinued applying the equity method of accounting on these assets after September 30, 2022 as we have not guaranteed their obligations or otherwise committed to providing financial support.

In connection with the preparation and review of the 2022 annual financial statements, an impairment loss of $3.9 million on the Rosslyn Gateway assets was included in "Loss from unconsolidated real estate ventures, net" in our consolidated statement of operations for the year ended December 31, 2022.

JP Morgan

In April 2021, we entered into two real estate ventures with an institutional investor advised by J.P. Morgan, in which we have 50% ownership interests, to design, develop, manage and own 2.0 million square feet of new mixed-use development located in Potomac Yard, the southern portion of National Landing. Our venture partner contributed a land site that is entitled for 1.3 million square feet of development at Potomac Yard Landbay F, while we contributed cash and adjacent land with over 700,000 square feet of estimated development capacity at Potomac Yard Landbay G. We will also act as pre-developer, developer, property manager and leasing agent for all future commercial and residential properties on the site. We have determined the ventures are VIEs, but we are not the primary beneficiary of the VIEs and, accordingly, we have not consolidated either venture. We recognized an $11.3 million gain on the land contributed to one of the real estate ventures based on the cash received and the remeasurement of our retained interest in the asset, which was included in "Gain on sale of real estate, net" in our consolidated statement of operations for the year ended December 31, 2021. As part of the transaction, our venture partner elected to accelerate the monetization of a 2013 promote interest in the land contributed by it to the ventures. During the second quarter of 2021, the total amount of the promote paid was $17.5 million, of which $4.2 million was paid to certain of our non-employee trustees and certain of our executives.

Pacific Life Insurance Company ("PacLife")

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

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted
	Average Effective	December 31,
	Interest Rate (1)	2022	2021

		(In thousands)
Variable rate (2)	6.45%	$184,099	$785,369
Fixed rate (3)	4.13%	60,000	309,813
Mortgage loans (4)		244,099	1,095,182
Unamortized deferred financing costs		(411)	(5,239)
Mortgage loans, net (4) (5)		$243,688	$1,089,943
(1)	Weighted average effective interest rate as of December 31, 2022.
(2)	Includes variable rate mortgage loans with interest rate cap agreements.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(4)	Excludes mortgage loans related to the L'Enfant Plaza assets and the unconsolidated real estate venture with Fortress.
(5)	See Note 20 for additional information on guarantees related to our unconsolidated real estate ventures.

The following is a summary of the financial information for our unconsolidated real estate ventures:

	December 31,
	2022	2021

	(In thousands)
Combined balance sheet information: (1)
Real estate, net	$888,379	$2,116,290
Other assets, net	160,015	264,397
Total assets	$1,048,394	$2,380,687

Mortgage loans, net	$243,688	$1,089,943
Other liabilities, net	54,639	118,752
Total liabilities	298,327	1,208,695
Total equity	750,067	1,171,992
Total liabilities and equity	$1,048,394	$2,380,687

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Combined income statement information: (1)
Total revenue	$143,665	$187,252	$203,456
Operating income (loss) (2)	91,473	48,214	(21,639)
Net income (loss) (2)	59,215	16,051	(65,756)
(1)	Excludes information related to the unconsolidated real estate venture with Fortress. Excludes information related to the L'Enfant Plaza assets as of December 31, 2022 and for the fourth quarter of 2022. Also, excludes information related to the venture that owned The Marriott Wardman Park hotel for the second half of 2020 as we discontinued applying the equity method of accounting. On October 1, 2020, we transferred our interest in this venture to our venture partner.
(2)	Includes the gain (loss) from the sale of various assets totaling $114.9 million, $85.5 million and ($8.4 million) for each of the three years in the period ended December 31, 2022. Includes impairment losses of $37.7 million and $48.7 million for the years ended December 31, 2022 and 2021.

6.          Variable Interest Entities

Unconsolidated VIEs

As of December 31, 2022 and 2021, we had interests in entities deemed to be VIEs. Although we may be responsible for managing the day-to-day operations of these investees, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. We account for our investment in these entities under the equity method. As of December 31, 2022 and 2021, the net carrying amounts of our investment in these entities were $83.2 million and $145.2 million, which were included in "Investments in unconsolidated real estate ventures" in our consolidated balance sheets. Our equity in the income of unconsolidated VIEs is included in "Loss from unconsolidated real estate ventures, net" in our consolidated statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees. See Note 20 for additional information.

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

In March 2021, we leased the land underlying 1900 Crystal Drive located in National Landing to a lessee, which is constructing an 808-unit multifamily asset comprising two towers with ground floor retail. The ground lessee has engaged us to be the development manager for the construction of 1900 Crystal Drive, and separately, we are the lessee in a master lease of the asset. We have an option to acquire the asset until a specified period after completion. The ground lessee invested $17.5 million of equity funding, and we are obligated to provide additional project funding through a mezzanine loan to the ground lessee estimated at $104.8 million, of which $96.7 million has been funded as of December 31, 2022.

In December 2021, we leased the land underlying 2000 South Bell Street and 2001 South Bell Street ("2000/2001 South Bell Street") located in National Landing to a lessee, which is constructing a 775-unit multifamily asset comprising two towers with ground floor retail. The ground lessee has engaged us to be the development manager for the construction of 2000/2001 South Bell Street, and separately, we are the lessee in a master lease of the asset. We have an option to acquire the asset until a specified period after completion. The ground lessee invested $16.0 million of equity funding, and we are obligated to provide additional project funding through a mezzanine loan to the ground lessee, estimated at $96.2 million, of which $31.6 million has been funded as of December 31, 2022.

We determined that 1900 Crystal Drive and 2000/2001 South Bell Street are VIEs and that we are the primary beneficiary of the VIEs. Accordingly, we consolidate the VIEs with the lessee's ownership interest shown as "Noncontrolling interests" in our consolidated balance sheets. The aforementioned ground leases, mezzanine loans and master leases are eliminated in consolidation.

As of December 31, 2022, excluding JBG SMITH LP, we consolidated two VIEs (1900 Crystal Drive and 2000/2001 South Bell Street) with total assets of $265.5 million and liabilities of $116.3 million, primarily consisting of construction in process and mortgage loans. As of December 31, 2021, excluding JBG SMITH LP, we consolidated three VIEs (1900 Crystal Drive, 2000/2001 South Bell Street and The Batley) with total assets of $269.7 million and liabilities of $13.9 million. The assets of the VIEs can only be used to settle the obligations of the VIEs, and the liabilities include third-party liabilities of the VIEs for which the creditors or beneficial interest holders do not have recourse against us.

7.          Intangible Assets, Net

The following is a summary of the intangible assets, net:

	December 31, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(In thousands)
Deferred leasing costs	$182,609	$(88,540)	$94,069	$219,751	$(95,009)	$124,742

Lease intangible assets:
In-place leases	22,449	(12,390)	10,059	27,793	(15,241)	12,552
Above-market real estate leases	6,110	(4,564)	1,546	6,585	(4,401)	2,184
	28,559	(16,954)	11,605	34,378	(19,642)	14,736

Other identified intangible assets:
Wireless spectrum licenses	25,780	—	25,780	25,780	—	25,780
Option to enter into ground lease	17,090	—	17,090	17,090	—	17,090
Management and leasing contracts	45,900	(32,198)	13,702	45,900	(26,292)	19,608
	88,770	(32,198)	56,572	88,770	(26,292)	62,478
Total intangible assets, net	$299,938	$(137,692)	$162,246	$342,899	$(140,943)	$201,956

The following is a summary of amortization expense related to lease and other identified intangible assets:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
In-place lease amortization (1)	$8,594	$4,171	$5,695
Above-market real estate lease amortization (2)	738	1,032	1,582
Management and leasing contract amortization (1)	5,905	5,905	6,002
Other amortization	—	—	16
Total amortization expense related to lease and other identified intangible assets	$15,237	$11,108	$13,295
(1)	Amounts are included in "Depreciation and amortization expense" in our consolidated statements of operations.
(2)	Amounts are included in "Property rental revenue" in our consolidated statements of operations.

The following is a summary of the estimated amortization related to lease and other identified intangible assets for the next five years and thereafter as of December 31, 2022:

Year ending December 31,	Amount
(In thousands)
2023	$11,206
2024	7,481
2025	3,253
2026	1,034
2027	575
Thereafter	1,758
Total (1)	$25,307
(1)	Estimated amortization related to the option to enter into ground lease is excluded from the amortization table above as the ground lease does not have a definite start date. Additionally, the wireless spectrum licenses are excluded from the amortization table as they are indefinite-lived intangible assets.

8.          Other Assets, Net

The following is a summary of other assets, net:

	December 31,
	2022	2021

	(In thousands)
Prepaid expenses	$16,440	$17,104
Derivative agreements, at fair value	61,622	951
Deferred financing costs, net	5,516	11,436
Deposits	483	1,938
Operating lease right-of-use assets	1,383	1,660
Finance lease right-of-use assets (1)	—	180,956
Investments in funds (2)	16,748	9,840
Other investments (3)	3,524	8,869
Other	11,312	7,406
Total other assets, net	$117,028	$240,160
(1)	Represents assets related to finance ground leases at 1730 M Street and Courthouse Plaza 1 and 2, which were sold to an unconsolidated real estate venture in April 2022.
(2)	Consists of investments in real estate focused technology companies, which are recorded at their fair value based on their reported net asset value. During the years ended December 31, 2022 and 2021, unrealized gains totaled $2.1 million and $4.6 million related to these investments, which are included in "Interest and other income (loss), net" in our consolidated statements of operations. During the year ended December 31, 2022, realized losses related to these investments were $1.2 million.
(3)	Primarily consists of equity investments that are carried at cost. During the years ended December 31, 2022 and 2021, realized gains (losses) totaled $13.5 million and ($1.0) million related to these investments, which are included in "Interest and other income (loss), net" in our consolidated statements of operations.

9.          Debt

Mortgage Loans

The following is a summary of mortgage loans:

	Weighted Average
	Effective	December 31,
	Interest Rate (1)	2022	2021

		(In thousands)
Variable rate (2)	5.21%	$892,268	$867,246
Fixed rate (3)	4.44%	1,009,607	921,013
Mortgage loans		1,901,875	1,788,259
Unamortized deferred financing costs and premium / discount, net (4)		(11,701)	(10,560)
Mortgage loans, net		$1,890,174	$1,777,699
(1)	Weighted average effective interest rate as of December 31, 2022.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike is 2.64%, and the weighted average maturity date of the interest rate caps is September 27, 2023. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of December 31, 2022, one-month LIBOR was 4.39% and one-month term Secured Overnight Financing Rate ("SOFR") was 4.36%, as applicable.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(4)	As of December 31, 2022 and 2021, excludes $2.2 million and $6.4 million of net deferred financing costs related to unfunded mortgage loans that were included in "Other assets, net."

As of December 31, 2022 and 2021, the net carrying value of real estate collateralizing our mortgage loans totaled $2.2 billion and $1.8 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgage loans are recourse to us. See Note 20 for additional information.

In August 2022, we entered into a mortgage loan with a principal balance of $97.5 million collateralized by WestEnd25. The mortgage loan has a seven-year term and an interest rate of SOFR plus 1.45%. We also entered into an interest rate swap with a total notional value of $97.5 million, which effectively fixes SOFR at an average interest rate of 2.71% through the maturity date. During the year ended December 31, 2021, we entered into two separate mortgage loans with an aggregate principal balance of $190.0 million, collateralized by 1225 S. Clark Street and 1215 S. Clark Street.

In January 2023, we entered into a $187.6 million loan facility, collateralized by The Wren and F1RST Residences. The loan has a seven-year term and a fixed interest rate of 5.13%. This loan is the initial advance under a Fannie Mae multifamily credit facility, which provides flexibility for collateral substitutions, future advances tied to performance, ability to mix fixed and floating rates, as well as stagger maturities. Proceeds from the loan were used to repay the mortgage loan on 2121 Crystal Drive, which had a fixed interest rate of 5.51%.

As of December 31, 2022 and 2021, we had various interest rate swap and cap agreements on certain of our mortgage loans with an aggregate notional value of $1.3 billion. See Note 18 for additional information.

Credit Facility

As of December 31, 2022, our $1.6 billion credit facility consisted of a $1.0 billion revolving credit facility maturing in January 2025, a $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2025, and a $400.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in January 2028, of which $50.0 million remains available to be borrowed until July 2023.

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

In July 2022, the Tranche A-2 Term Loan was amended to increase its borrowing capacity by $200.0 million. The incremental $200.0 million includes a delayed draw feature, of which $150.0 million was drawn in September 2022 with the remaining $50.0 million undrawn as of the date of this filing. The amendment extends the maturity date of the term loan from July 2024 to January 2028 and amends the interest rate to SOFR plus 1.25% to SOFR plus 1.80%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets. We entered into two interest rate swaps that were effective September 2022 with a total notional value of $150.0 million, which effectively fix SOFR at a weighted average interest rate of 2.15% through the maturity date. We also entered into two forward-starting interest rate swaps that will be effective July 2024 with a total notional value of $200.0 million, which will effectively fix SOFR at a weighted average interest rate of 2.80% through the maturity date. Additionally, we amended the interest rate of the revolving credit facility to SOFR plus 1.15% to SOFR plus 1.60%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets.

The following is a summary of amounts outstanding under the credit facility:

	Effective	December 31,
	Interest Rate (1)	2022	2021

		(In thousands)
Revolving credit facility (2) (3)	5.51%	$—	$300,000

Tranche A-1 Term Loan (4)	2.61%	$200,000	$200,000
Tranche A-2 Term Loan (4)	3.40%	350,000	200,000
Unsecured term loans		550,000	400,000
Unamortized deferred financing costs, net		(2,928)	(1,336)
Unsecured term loans, net		$547,072	$398,664
(1)	Effective interest rate as of December 31, 2022. The interest rate for the revolving credit facility excludes a 0.15% facility fee.
(2)	As of December 31, 2022, one-month term SOFR was 4.36%. As of December 31, 2022 and 2021, letters of credit with an aggregate face amount of $467,000 and $911,000 were outstanding under our revolving credit facility.
(3)	As of December 31, 2022 and 2021, excludes net deferred financing costs related to our revolving credit facility of $3.3 million and $5.0 million that were included in "Other assets, net."
(4)	As of December 31, 2022 and 2021, the outstanding balance was fixed by interest rate swap agreements. As of December 31, 2022, the interest rate swaps fix SOFR at a weighted average interest rate of 1.46% for the Tranche A-1 Term Loan and 2.15% for the Tranche A-2 Term Loan.

Principal Maturities

The following is a summary of principal maturities of debt outstanding, including mortgage loans and the term loans, as of December 31, 2022:

Year ending December 31,	Amount
(In thousands)
2023	$281,964
2024	123,468
2025	595,840
2026	196,168
2027	348,173
Thereafter	906,262
Total	$2,451,875

10.          Other Liabilities, Net

The following is a summary of other liabilities, net:

	December 31,
	2022	2021

	(In thousands)
Lease intangible liabilities	$33,246	$32,893
Accumulated amortization	(25,971)	(24,621)
Lease intangible liabilities, net	7,275	8,272
Lease assumption liabilities	2,647	5,399
Lease incentive liabilities	11,539	21,163
Liabilities related to operating lease right-of-use assets	5,308	6,910
Liabilities related to finance lease right-of-use assets (1)	—	162,510
Prepaid rent	15,923	19,852
Security deposits	13,963	18,188
Environmental liabilities	17,990	18,168
Deferred tax liability, net	4,903	5,340
Dividends payable	29,621	32,603
Derivative agreements, at fair value	—	18,361
Deferred purchase price related to the acquisition of a development parcel	19,447	19,691
Other	4,094	6,108
Total other liabilities, net	$132,710	$342,565
(1)	Represents liabilities related to finance ground leases at 1730 M Street and Courthouse Plaza 1 and 2, which were sold to an unconsolidated real estate venture in April 2022.

Amortization expense included in "Property rental revenue" in our consolidated statements of operations related to lease intangible liabilities for each of the three years in the period ended December 31, 2022 was $1.9 million, $2.2 million and $2.0 million.

The following is a summary of the estimated amortization of lease intangible liabilities for the next five years and thereafter as of December 31, 2022:

Year ending December 31,	Amount
(In thousands)
2023	$1,744
2024	1,744
2025	1,202
2026	381
2027	264
Thereafter	1,940
Total	$7,275

11.          Income Taxes

We have elected to be taxed as a REIT, and accordingly, we have incurred no federal income tax expense related to our REIT subsidiaries except for our TRSs.

Our consolidated financial statements include the operations of our TRSs, which are subject to federal, state and local income taxes on their taxable income. As a REIT, we may also be subject to federal excise taxes if we engage in certain types of transactions. Continued qualification as a REIT depends on our ability to satisfy the REIT distribution tests, stock ownership requirements and various other qualification tests. Our TRSs had an estimated federal net operating loss ("NOL") carry forward of $4.8 million that was utilized in 2022. As of December 31, 2022, the state NOL carryforward was $159,000, tax-effected. The net basis of our assets and liabilities for tax reporting purposes is approximately $223.8 million higher than the amounts reported in our consolidated balance sheet as of December 31, 2022.

The following is a summary of our income tax (expense) benefit:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Current tax (expense) benefit	$(1,701)	$(709)	$1,232
Deferred tax (expense) benefit	437	(2,832)	3,033
Income tax (expense) benefit	$(1,264)	$(3,541)	$4,265

As of December 31, 2022 and 2021, we have a net deferred tax liability of $4.9 million and $5.3 million primarily related to investments in real estate, and management and leasing contracts, partially offset by deferred tax assets associated with tax versus book differences and related general and administrative expenses. We are subject to federal, state and local income tax examinations by taxing authorities for the tax years ending in 2018 through 2021.

	December 31,
	2022	2021

	(In thousands)
Deferred tax assets:
Accrued bonus	$474	$388
NOL	159	1,206
Deferred revenue	1,266	1,473
Capital loss	—	3,130
Charitable contributions	500	1,091
Other	307	302
Total deferred tax assets	2,706	7,590
Valuation allowance	(500)	(3,969)
Total deferred tax assets, net of valuation allowance	2,206	3,621
Deferred tax liabilities:
Basis difference - intangible assets	(3,835)	(4,911)
Basis difference - real estate	(1,722)	(3,033)
Basis difference - investments	(1,517)	(989)
Other	(35)	(28)
Total deferred tax liabilities	(7,109)	(8,961)
Net deferred tax liability	$(4,903)	$(5,340)

During the year ended December 31, 2022, our Board of Trustees declared cash dividends totaling $0.90 of which $0.775 were capital gain distributions for federal income tax purposes and the remaining $0.125 will be determined in 2023. During the year ended December 31, 2021, our Board of Trustees declared cash dividends totaling $0.90 of which $0.252 was taxable as ordinary income for federal income tax purposes and $0.648 were capital gain distributions. During the year ended December 31, 2020, our Board of Trustees declared cash dividends totaling $0.90 of which $0.489 was taxable as ordinary income for federal income tax purposes and $0.411 were capital gain distributions.

12.          Redeemable Noncontrolling Interests

JBG SMITH LP

OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. Vested LTIP Units are redeemable into OP Units. During the years ended December 31, 2022 and 2021, unitholders redeemed 701,222 and 906,126 OP Units, which we elected to redeem for an equivalent number of our common shares. As of December 31, 2022, outstanding OP Units and redeemable LTIP Units totaled 15.0 million, representing an 11.7% ownership interest in JBG SMITH LP. Our OP Units and certain vested LTIP Units are presented at the higher of their redemption value or their carrying value, with adjustments to the redemption value recognized in "Additional paid-in capital" in our consolidated balance sheets. Redemption value per OP Unit is equivalent to the market value of one of our common shares at the end of the period. In 2023, as of the date of this filing, unitholders redeemed 716,905 OP Units and LTIP Units, which we elected to redeem for an equivalent number of our common shares.

Consolidated Real Estate Venture

We are a partner in a consolidated real estate venture that owns a multifamily asset, The Wren, located in Washington, D.C. Our partner can redeem their interest for cash under certain conditions. As of December 31, 2022, we held a 99.7% ownership interest in the real estate venture, which reflects the redemption of a 3.7% interest in October 2022 for $9.5 million.

The following is a summary of the activity of redeemable noncontrolling interests:

	Year Ended December 31,
	2022			2021
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance, beginning of period	$513,268	$9,457	$522,725	$522,882	$7,866	$530,748
Redemptions	(16,704)	(9,531)	(26,235)	(29,634)	—	(29,634)
LTIP Units issued in lieu of cash bonuses (1)	6,584	—	6,584	5,614	—	5,614
Net income (loss)	13,212	32	13,244	(8,671)	(57)	(8,728)
Other comprehensive income	8,411	—	8,411	2,675	—	2,675
Distributions	(16,172)	(267)	(16,439)	(17,170)	(148)	(17,318)
Share-based compensation expense	38,384	—	38,384	47,222	—	47,222
Adjustment to redemption value	(66,320)	956	(65,364)	(9,650)	1,796	(7,854)
Balance, end of period	$480,663	$647	$481,310	$513,268	$9,457	$522,725
(1)	See Note 14 for additional information.

13.          Property Rental Revenue

The following is a summary of property rental revenue from our non-cancellable leases:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Fixed	$447,007	$456,393	$420,521
Variable	44,731	43,193	38,437
Property rental revenue	$491,738	$499,586	$458,958

As of December 31, 2022, the amounts that are contractually due from lease payments under our operating leases on an annual basis for the next five years and thereafter are as follows:

Year ending December 31,	Amount
(In thousands)
2023	$334,572
2024	222,299
2025	189,837
2026	173,211
2027	163,445
Thereafter	1,975,425

14.          Share-Based Payments and Employee Benefits

OP UNITS

Certain OP Units issued in the Combination to the former owners of JBG/Operating Partners, L.P. were subject to post-combination vesting over a period of 60 months based on continued employment. Compensation expense for these OP Units was recognized over the graded vesting period through July 2022.

The following is a summary of the OP Units activity:

		Weighted
	Unvested	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2021	441,098	$33.39
Vested	(441,098)	33.39
Unvested as of December 31, 2022	—	—

The total-grant date fair value of the OP Units that vested for each of the three years in the period ended December 31, 2022 was $14.7 million, $36.0 million and $45.1 million.

JBG SMITH 2017 Omnibus Share Plan

On June 23, 2017, our Board of Trustees adopted the JBG SMITH 2017 Omnibus Share Plan (the "Plan"), effective as of July 17, 2017, and authorized the reservation of 10.3 million of our common shares pursuant to the Plan. In April 2021, our shareholders approved an amendment to the Plan to increase the common shares reserved under the Plan by 8.0 million. As of December 31, 2022, there were 7.2 million common shares available for issuance under the Plan.

Formation Awards

The formation awards issued in the Combination ("Formation Awards") were structured in the form of profits interests in JBG SMITH LP that provided for a share of appreciation determined by the increase in the value of a common share at the time of conversion over the volume-weighted average price of a common share at the time the formation unit was granted. The Formation Awards, subject to certain conditions, generally vested 25% on each of the third and fourth anniversaries and 50% on the fifth anniversary of the date granted, subject to continued employment. Compensation expense for these awards was recognized over a five-year period through July 2022.

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

The following is a summary of the Formation Awards activity:

		Weighted
	Unvested	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2021	1,007,513	$8.80
Vested	(1,005,426)	8.81
Forfeited	(2,087)	8.60
Unvested as of December 31, 2022	—	—

The total-grant date fair value of the Formation Awards that vested for each of the three years in the period ended December 31, 2022 was $8.9 million, $6.0 million and $6.9 million.

Time-Based LTIP Units, LTIP Units and Special Time-Based LTIP Units

During each of the three years in the period ended December 31, 2022, we granted to certain employees 644,995, 498,955 and 381,504 LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") and a weighted average grant-date fair value of $27.39, $29.21 and $38.52 per unit that primarily vest ratably over four years subject to continued employment. Compensation expense for these units is primarily being recognized over a four-year period.

In July 2021, we granted to certain employees as part of a long-term retention incentive award 608,325 Time-Based LTIP Units with a grant-date fair value of $31.73 per unit that vest 50% on the fifth anniversary of the grant date and 25% on each of the sixth and seventh anniversaries of the grant date, subject to continued employment. Additionally, in January 2022, we granted to certain employees 15,790 LTIP Units with a grant-date fair value of $28.39 per unit that vest over the same period. Compensation expense for these units is being recognized over a seven-year period.

During each of the three years in the period ended December 31, 2022, we granted 252,206, 163,065 and 90,094 fully vested LTIP Units to certain employees, who elected to receive all or a portion of their cash bonus, related to prior service, as LTIP Units. The LTIP Units had a grant-date fair value of $22.19, $29.54 and $40.13 per unit.

During each of the three years in the period ended December 31, 2022, as part of their annual compensation, we granted to non-employee trustees a total of 95,084, 71,792 and 54,607 fully vested LTIP Units with a grant-date fair value of $20.90, $26.31 and $28.38. The LTIP Units may not be sold while a trustee is serving on the Board of Trustees.

The aggregate grant-date fair value of the Time-Based LTIP Units and LTIP Units granted (collectively "Granted LTIPs") for each of the three years in the period ended December 31, 2022 was $25.7 million, $40.6 million and $19.9 million. Holders of the Granted LTIPs and the Time-Based LTIP Units issued in 2018 related to our successful pursuit of Amazon's new headquarters ("Special Time-Based LTIP Units") have the right to convert vested units into OP Units, which are then subsequently exchangeable for our common shares. Granted LTIPs and Special Time-Based LTIP Units do not have redemption rights, but any OP Units into which units are converted are entitled to redemption rights. Granted LTIPs and Special Time-Based LTIP Units, generally, vote with the OP Units and do not have any separate voting rights except in connection with actions that would materially and adversely affect the rights of the Granted LTIPs and Special Time-Based LTIP Units. The Granted LTIPs were valued based on the closing common share price on the date of grant, less a discount for post-grant restrictions. The discount was determined using Monte Carlo simulations based on the following significant assumptions:

Year Ended December 31,
	2022	2021	2020
Expected volatility	30.0% to 41.0%	34.0% to 39.0%	18.0% to 29.0%
Risk-free interest rate	0.4% to 2.9%	0.1% to 0.4%	0.3% to 1.5%
Post-grant restriction periods	2 to 6 years	2 to 3 years	2 to 3 years

The following is a summary of the Granted LTIPs and Special Time-Based LTIP Units activity:

		Weighted
	Unvested	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2021	1,906,814	$33.10
Granted	1,008,075	25.49
Vested	(928,019)	29.32
Forfeited	(159,307)	30.86
Unvested as of December 31, 2022	1,827,563	31.01

The total-grant date fair value of the Granted LTIPs and Special Time-Based LTIP Units that vested for each of the three years in the period ended December 31, 2022 was $27.2 million, $19.1 million and $15.3 million.

Appreciation-Only LTIP Units ("AO LTIP Units")

In January 2022, we granted to certain employees 1.5 million performance-based AO LTIP Units with a weighted average grant-date fair value of $4.44 per unit. The AO LTIP Units are structured in the form of profits interests that provide for a share of appreciation determined by the increase in the value of a common share at the time of conversion over the participation threshold of $32.30. The AO LTIP Units are subject to a total shareholder return ("TSR") modifier whereby the number of AO LTIP Units that will ultimately be earned will be increased or reduced by as much as 25%. The AO LTIP Units have a three-year performance period with 50% of the AO LTIP Units that are earned vesting at the end of the three-year performance period and the remaining 50% vesting on the fourth anniversary of the grant date, subject to continued employment. The AO LTIP Units expire on the tenth anniversary of their grant date.

The aggregate grant-date fair value of the AO LTIP Units granted during the year ended December 31, 2022 was $6.6 million, valued using Monte Carlo simulations based on the following significant assumptions:

Expected volatility	27.0%
Dividend yield	2.7%
Risk-free interest rate	1.6%

The following is a summary of the AO LTIP Units activity:

		Weighted
	Unvested	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2021	—	$—
Granted	1,491,165	4.44
Forfeited / cancelled	(9,572)	4.44
Unvested as of December 31, 2022	1,481,593	4.44

Performance-Based LTIP Units

During the years ended December 31, 2021 and 2020, we granted to certain employees 627,874 and 593,100 LTIP Units with performance-based vesting requirements ("Performance-Based LTIP Units") and a weighted average grant-date fair value of $15.14 and $18.67 per unit.

Performance-Based LTIP Units are performance-based equity compensation pursuant to which participants have the opportunity to earn LTIP Units based on the relative performance of the TSR of our common shares compared to the companies in the FTSE Nareit Equity Office Index, over the defined performance period beginning on the grant date, inclusive of dividends and stock price appreciation.

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

In July 2021, we granted to certain employees as part of a long-term retention incentive award 844,070 Performance-Based LTIP Units with a weighted average grant-date fair value of $23.08 per unit that vest 50% on the fifth anniversary of the grant date and 25% on each of the sixth and seventh anniversaries of the grant date, subject to continued employment, based on our achievement of four share price targets during the performance period commencing on the first anniversary of the grant date and ending on the sixth anniversary of the grant date. Additionally, in January 2022, we granted to certain employees 21,705 Performance-Based LTIP Units with a grant-date fair value of $17.68 per unit that vest over the same period. Compensation expense for these units is being recognized over a seven-year period.

The aggregate grant-date fair value of the Performance-Based LTIP Units granted for each of the three years in the period ended December 31, 2022 was $384,000, $29.0 million and $11.1 million, valued using Monte Carlo simulations based on the following significant assumptions:

		Year Ended December 31,
	2022	2021	2020
Expected volatility	28.0%	31.0% to 34.0%	15.0%
Dividend yield	2.7%	2.6%	2.3%
Risk-free interest rate	1.5%	0.2% to 1.0%	1.3%

The following is a summary of the Performance-Based LTIP activity:

		Weighted
	Unvested	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2021	2,776,242	$19.21
Granted	21,705	17.68
Vested	(244,366)	17.04
Forfeited / cancelled	(595,833)	19.66
Unvested as of December 31, 2022 (1)	1,957,748	19.33
(1)	In January 2023, 470,655 Performance-Based LTIP Units, which were unvested as of December 31, 2022, were forfeited as the performance measures were not met.

The total-grant date fair value of the Performance-Based LTIP that vested for each of the three years in the period ended December 31, 2022 was $4.2 million, $5.1 million and $4.6 million.

RSUs

During the years ended December 31, 2022 and 2021, we granted to certain non-executive employees 39,536 and 22,194 RSUs with time-based vesting requirements ("Time-Based RSUs") and a weighted average grant-date fair value of $29.36 and $31.52 per unit. During the year ended December 31, 2021, we granted to certain non-executive employees 13,516 RSUs with performance-based vesting requirements ("Performance-Based RSUs") and a weighted average grant-date fair value of $15.16 per unit. Vesting requirements and compensation expense recognition for the Time-Based RSUs and the Performance-Based RSUs are primarily consistent to those of the Time-Based LTIP Units and Performance-Based LTIP Units granted in 2022 and 2021.

The aggregate grant-date fair value of the RSUs granted during the years ended December 31, 2022 and 2021 was $1.2 million and $905,000. The Time-Based RSUs were valued based on the closing common share price on the date of grant and the Performance-Based RSUs were valued using Monte Carlo simulations with the same significant assumptions used to value the Performance-Based LTIP Units above.

The following is a summary of the RSUs activity:

	Time-Based RSUs		Performance-Based RSUs
		Weighted		Weighted
	Unvested	Average Grant-	Unvested	Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Unvested as of December 31, 2021	21,578	$31.50	13,516	$15.16
Granted	39,536	29.36	—	—
Vested	(8,834)	30.67	—	—
Forfeited	(3,766)	29.82	—	—
Unvested as of December 31, 2022	48,514	30.04	13,516	15.16

The aggregate total-grant date fair value of the RSUs that vested for the year ended December 31, 2022 was $271,000.

ESPP

The ESPP authorized the issuance of up to 2.1 million common shares. The ESPP provides eligible employees an option to contribute up to $25,000 in any calendar year, through payroll deductions, toward the purchase of our common shares at a discount of 15.0% of the closing price of a common share on relevant determination dates. As of December 31, 2022, there were 1.8 million common shares available for issuance under the ESPP.

Pursuant to the ESPP, employees purchased 79,040, 64,321 and 68,047 common shares for $1.5 million, $1.6 million and $1.7 million during each of the three years in the period ended December 31, 2022, valued using Black Scholes model based on the following significant assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	23.0% to 30.0%	22.0% to 39.0%	13.0% to 67.0%
Dividend yield	1.6% to 4.1%	1.5% to 3.1%	1.1% to 3.3%
Risk-free interest rate	0.2% to 2.4%	0.1%	0.1% to 1.7%
Expected life	6 months	6 months	6 months

Share-Based Compensation Expense

The following is a summary of share-based compensation expense:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Time-Based LTIP Units	$19,378	$16,705	$14,018
AO LTIP Units and Performance-Based LTIP Units	12,615	13,101	17,815
LTIP Units	1,000	1,091	1,100
Other equity awards (1)	6,610	7,355	6,024
Share-based compensation expense - other	39,603	38,252	38,957
Formation Awards	1,747	2,874	4,242
OP Units and LTIP Units (2)	409	7,927	21,836
Special Time-Based LTIP Units and Special Performance-Based LTIP Units (3)	3,235	5,524	5,600
Share-based compensation related to Formation Transaction and special equity awards (4)	5,391	16,325	31,678
Total share-based compensation expense	44,994	54,577	70,635
Less: amount capitalized	(3,722)	(3,026)	(4,584)
Share-based compensation expense	$41,272	$51,551	$66,051
(1)	Primarily comprising compensation expense for: (i) fully vested LTIP Units issued to certain employees in lieu of all or a portion of any cash bonuses earned, (ii) RSUs and (iii) shares issued under our ESPP.
(2)	Includes share-based compensation expense for LTIP Units and OP Units issued in the Formation Transaction, which fully vested in July 2022.
(3)	Represents equity awards issued related to our successful pursuit of Amazon's additional headquarters in National Landing.
(4)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in the accompanying consolidated statements of operations.

As of December 31, 2022, we had $42.3 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 3.3 years.

Employee Benefits

We have a 401(k) defined contribution plan covering substantially all of our officers and employees which permits participants to defer compensation up to the maximum amount permitted by law. We provide a discretionary matching contribution. Employer contributions vest after one year of service. Our contributions for each of the three years in the period ended December 31, 2022 were $2.4 million, $2.4 million and $2.2 million.

2023 Grants

In 2023, we granted 1.7 million AO LTIP Units, 923,305 Time-Based LTIP Units and 78,681 Time-Based RSUs to certain employees with an estimated total grant-date fair value of $24.2 million. Additionally, we granted 280,342 fully vested LTIP Units, with a total grant-date fair value of $4.5 million, to certain employees who elected to receive all or a portion of their cash bonus earned, related to 2022 service, as LTIP Units.

15.          Transaction and Other Costs

The following is a summary of transaction and other costs:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Demolition costs	$813	$3,573	$682
Integration and severance costs	2,038	1,038	3,694
Completed, potential and pursued transaction expenses (1)	2,660	5,818	294
Other (2)	—	—	4,000
Transaction and other costs	$5,511	$10,429	$8,670
(1)	Includes primarily legal and dead deal costs.
(2)	Related to charitable commitments to the Washington Housing Conservancy, a non-profit that acquires and owns affordable workforce housing in the Washington D.C. metropolitan area.

16.          Interest Expense

The following is a summary of interest expense:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Interest expense before capitalized interest	$87,246	$68,485	$70,561
Amortization of deferred financing costs	4,532	4,291	3,315
Interest expense related to finance lease right-of-use assets	2,091	2,261	1,450
Net (gain) loss on derivative financial instruments designated as ineffective hedges:
Net unrealized	(7,355)	(342)	184
Net realized	304	—	—
Capitalized interest	(10,888)	(6,734)	(13,189)
Interest expense	$75,930	$67,961	$62,321

17.          Shareholders' Equity and Earnings (Loss) Per Common Share

Common Shares Repurchased

In March 2020, our Board of Trustees authorized the repurchase of up to $500.0 million of our outstanding common shares, which it increased to an aggregate of $1.0 billion in June 2022. During the year ended December 31, 2022, we repurchased and retired 14.2 million common shares for $361.0 million, a weighted average purchase price per share of $25.49. During the year ended December 31, 2021, we repurchased and retired 5.4 million common shares for $157.7 million, a weighted average purchase price per share of $29.34. Since we began the share repurchase program, we have repurchased and retired 23.3 million common shares for $623.5 million, a weighted average purchase price per share of $26.74.

Earnings (Loss) Per Common Share

The following is a summary of the calculation of basic and diluted earnings (loss) per common share and a reconciliation of net income (loss) to the amounts of net income (loss) available to common shareholders used in calculating basic and diluted earnings (loss) per common share:

	Year Ended December 31,
	2022	2021	2020

	(In thousands, except per share amounts)
Net income (loss)	$98,986	$(89,725)	$(67,261)
Net (income) loss attributable to redeemable noncontrolling interests	(13,244)	8,728	4,958
Net (income) loss attributable to noncontrolling interests	(371)	1,740	—
Net income (loss) attributable to common shareholders	85,371	(79,257)	(62,303)
Distributions to participating securities	(1,860)	(2,854)	(3,100)
Net income (loss) available to common shareholders - basic and diluted	$83,511	$(82,111)	$(65,403)

Weighted average number of common shares outstanding - basic and diluted	119,005	130,839	133,451

Earnings (loss) per common share - basic and diluted	$0.70	$(0.63)	(0.49)

The effect of the redemption of OP Units, Time-Based LTIP Units, fully vested LTIP Units and Special Time-Based LTIP Units that were outstanding as of December 31, 2022 and 2021 is excluded in the computation of diluted earnings (loss) per common share as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings (loss) per share). Since OP Units, Time-Based LTIP Units, LTIP Units and Special Time-Based LTIP Units, which are held by noncontrolling interests, are attributed gains at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average impact are excluded from net income (loss) available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted earnings (loss) per common share. AO LTIP Units, Performance-Based LTIP Units, Formation Awards and RSUs, which totaled 5.9 million, 4.5 million and 4.7 million for each of the three years in the period ended December 31, 2022, were excluded from the calculation of diluted earnings (loss) per common share as they were antidilutive, but potentially could be dilutive in the future.

18.          Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments. We do not enter into derivative financial instruments for speculative purposes.

As of December 31, 2022 and 2021, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized gain (loss) on our derivative financial instruments designated as effective hedges was $55.0 million and ($17.2) million as of December 31, 2022 and 2021 and was recorded in "Accumulated other comprehensive income (loss)" in our consolidated balance sheets, of which a portion was reclassified to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $29.2 million of the net unrealized gain as a decrease to interest expense.

The fair values of the derivative financial instruments are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and observable inputs. The derivative financial instruments are classified within Level 2 of the valuation hierarchy.

The following is a summary of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
December 31, 2022
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$53,515	—	$53,515	—
Derivative financial instruments designated as ineffective hedges:
Classified as assets in "Other assets, net"	8,107	—	8,107	—

December 31, 2021
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$393	—	$393	—
Classified as liabilities in "Other liabilities, net"	18,361	—	18,361	—
Derivative financial instruments designated as ineffective hedges:
Classified as assets in "Other assets, net"	558	—	558	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2022 and 2021, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains and losses included in "Other comprehensive income (loss)" in our consolidated statements of comprehensive income (loss) for each of the three years in the period ended December 31, 2022 were attributable to the net change in unrealized gains or losses related to the interest rate swaps and caps that were outstanding during those periods, none of which were reported in our consolidated statements of operations as the interest rate swaps and caps were documented and qualified as hedging instruments.

Fair Value Measurements on a Nonrecurring Basis

We evaluate the carrying amount of our assets for impairment. An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

In connection with the preparation and review of our 2021 annual consolidated financial statements, we assessed the recoverability of the carrying amount of our real estate and related intangible assets. This assessment resulted in the remeasurement of 7200 Wisconsin Avenue, RTC-West and a development parcel, which were written down to their estimated aggregate fair value of $309.0 million and were classified as Level 2 in the fair value hierarchy. Our estimates of the fair values were based on expected sales prices as determined by contracts that were under negotiation as of December 31, 2021, after adjusting for estimated selling costs. The assets were sold to an unconsolidated real estate venture in April 2022. The remeasurement results in impairment losses totaling $25.1 million, which are included in "Impairment loss" in our consolidated statement of operations for the year ended December 31, 2021.

There were no other assets measured at fair value on a nonrecurring basis as of December 31, 2022 and 2021.

Financial Assets and Liabilities Not Measured at Fair Value

As of December 31, 2022 and 2021, all financial instruments and liabilities were reflected in our consolidated balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	December 31, 2022		December 31, 2021
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgage loans	$1,901,875	$1,830,651	$1,788,259	$1,814,780
Revolving credit facility	—	—	300,000	300,363
Unsecured term loans	550,000	551,369	400,000	400,519
(1)	The carrying amount consists of principal only.

The fair values of the mortgage loans, revolving credit facility and unsecured term loans were determined using Level 2 inputs of the fair value hierarchy. The fair value of our mortgage loans is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and unsecured term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms.

19.          Segment Information

We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. We define our reportable segments to be aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker ("CODM"), makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we aggregate our operating segments into three reportable segments (commercial, multifamily, and third-party asset management and real estate services) based on the economic characteristics and nature of our assets and services. To conform to the current period presentation, we have reclassified the prior period segment financial data for 1700 M Street, for which we are the ground lessor, that had been classified as part of the commercial segment to the other segment to better align with our internal reporting.

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

The following represents the components of revenue from our third-party asset management and real estate services business:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Property management fees	$19,589	$19,427	$20,178
Asset management fees	6,191	8,468	9,791
Development fees	8,325	25,493	11,496
Leasing fees	6,017	5,833	5,594
Construction management fees	522	512	2,966
Other service revenue	5,706	6,146	7,255
Third-party real estate services revenue, excluding reimbursements	46,350	65,879	57,280
Reimbursement revenue (1)	42,672	48,124	56,659
Third-party real estate services revenue, including reimbursements	89,022	114,003	113,939
Third-party real estate services expenses	94,529	107,159	114,829
Third-party real estate services revenue less expenses	$(5,507)	$6,844	$(890)
(1)	Represents reimbursement of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Management company assets primarily consist of management and leasing contracts with a net book value of $13.7 million and $19.6 million as of December 31, 2022 and 2021, which are classified in "Intangible assets, net" in our consolidated balance sheets. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

The following is the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Net income (loss) attributable to common shareholders	$85,371	$(79,257)	$(62,303)
Add:
Depreciation and amortization expense	213,771	236,303	221,756
General and administrative expense:
Corporate and other	58,280	53,819	46,634
Third-party real estate services	94,529	107,159	114,829
Share-based compensation related to Formation Transaction and special equity awards	5,391	16,325	31,678
Transaction and other costs	5,511	10,429	8,670
Interest expense	75,930	67,961	62,321
Loss on the extinguishment of debt	3,073	—	62
Impairment loss	—	25,144	10,232
Income tax expense (benefit)	1,264	3,541	(4,265)
Net income (loss) attributable to redeemable noncontrolling interests	13,244	(8,728)	(4,958)
Net income (loss) attributable to noncontrolling interests	371	(1,740)	—
Less:
Third-party real estate services, including reimbursements revenue	89,022	114,003	113,939
Other revenue	7,421	7,671	15,372
Loss from unconsolidated real estate ventures, net	(17,429)	(2,070)	(20,336)
Interest and other income (loss), net	18,617	8,835	(625)
Gain on the sale of real estate, net	161,894	11,290	59,477
Consolidated NOI	$297,210	$291,227	$256,829

The following is a summary of NOI by segment. Items classified in the Other column include development assets, corporate entities and the elimination of intersegment activity.

	Year Ended December 31, 2022
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$301,955	$180,068	$9,715	$491,738
Parking revenue	16,530	857	256	17,643
Total property revenue	318,485	180,925	9,971	509,381
Property expense:
Property operating	86,223	62,017	1,764	150,004
Real estate taxes	37,950	20,580	3,637	62,167
Total property expense	124,173	82,597	5,401	212,171
Consolidated NOI	$194,312	$98,328	$4,570	$297,210

	Year Ended December 31, 2021
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$352,180	$139,918	$7,488	$499,586
Parking revenue	12,441	415	246	13,102
Total property revenue	364,621	140,333	7,734	512,688
Property expense:
Property operating	102,967	52,527	(4,856)	150,638
Real estate taxes	45,701	20,207	4,915	70,823
Total property expense	148,668	72,734	59	221,461
Consolidated NOI	$215,953	$67,599	$7,675	$291,227

	Year Ended December 31, 2020
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$331,714	$121,559	$5,685	$458,958
Parking revenue	13,888	327	239	14,454
Total property revenue	345,602	121,886	5,924	473,412
Property expense:
Property operating	105,458	47,508	(7,341)	145,625
Real estate taxes	47,607	19,233	4,118	70,958
Total property expense	153,065	66,741	(3,223)	216,583
Consolidated NOI	$192,537	$55,145	$9,147	$256,829

The following is a summary of certain balance sheet data by segment:

	Commercial	Multifamily	Other	Total

	(In thousands)
December 31, 2022
Real estate, at cost	$2,754,832	$2,986,907	$416,343	$6,158,082
Investments in unconsolidated real estate ventures	218,723	304	80,854	299,881
Total assets	2,829,576	2,483,902	589,960	5,903,438
December 31, 2021
Real estate, at cost	$3,422,278	$2,367,712	$446,486	$6,236,476
Investments in unconsolidated real estate ventures	281,515	103,389	77,981	462,885
Total assets	3,591,839	1,797,807	996,560	6,386,206

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

Our debt, consisting of mortgage loans secured by our properties, a revolving credit facility and unsecured term loans, contains customary covenants requiring adequate insurance coverage. Although we believe that we currently have adequate insurance coverage, we may not be able to obtain an equivalent amount of coverage at a reasonable cost in the future. If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance or refinance our properties.

Construction Commitments

As of December 31, 2022, we had assets under construction that, based on our current plans and estimates, require an additional $403.5 million to complete, which we anticipate will be primarily expended over the next two to three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, and available cash.

Environmental Matters

Most of our assets have been subject to environmental assessments that are intended to evaluate the environmental condition of the assets. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $18.0 million and $18.2 million as of December 31, 2022 and 2021, and are included in "Other liabilities, net" in our consolidated balance sheets.

Operating and Finance Leases

As of December 31, 2022, our operating lease liabilities were calculated based on the weighted average discount rates of 5.8%, and had a weighted average remaining lease term of 5.0 years.

As of December 31, 2022, future minimum lease payments under our non-cancellable operating leases are as follows:

Year ending December 31,	Amount
(In thousands)
2023	$1,102
2024	1,163
2025	1,227
2026	1,294
2027	1,365
Total future minimum lease payments	6,151
Imputed interest	(843)
Total liabilities related to lease right-of-use assets	$5,308

In April 2022, we sold the finance ground leases at 1730 M Street and Courthouse Plaza 1 and 2 to an unconsolidated real estate venture. During the year ended December 31, 2022, we incurred $601,000 and $2.6 million of fixed operating and finance lease expenses, and $97,000 of variable operating lease expenses. During the year ended December 31, 2021, we incurred $731,000 and $2.8 million of fixed operating and finance lease costs, and $2.6 million of variable operating lease costs.

Other

As of December 31, 2022, we had committed tenant-related obligations totaling $62.3 million ($60.4 million related to our consolidated entities and $1.9 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

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

As of December 31, 2022, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures and other investments totaling $62.8 million. As of December 31, 2022, we had no principal payment guarantees related to our unconsolidated real estate ventures.

Additionally, with respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of December 31, 2022, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

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

We launched the WHI with the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. We are the manager for the WHI Impact Pool, which is the social impact financing vehicle of the WHI. As of December 31, 2022, the WHI Impact Pool had completed closings of capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million. As of December 31, 2022, our remaining commitment was $4.8 million.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds and the WHI Impact Pool was $20.0 million, $22.6 million and $22.4 million for each of the three years in the period ended December 31, 2022. As of December 31, 2022 and 2021, we had receivables from the JBG Legacy Funds and the WHI Impact Pool totaling $4.5 million and $3.2 million for such services.

We rented our former corporate offices from an unconsolidated real estate venture and made payments totaling $922,000, $1.3 million and $4.6 million for each of the three years in the period ended December 31, 2022.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $10.7 million, $18.6 million and $16.9 million for each of the three years in the period ended December 31, 2022, which is included in "Property operating expenses" in our consolidated statements of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

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

As of December 31, 2022, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited our consolidated financial statements and has issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of JBG SMITH Properties

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of JBG SMITH Properties and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 21, 2023, expressed an unqualified opinion on those consolidated financial statements.

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

February 21, 2023

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

Taxation of JBG SMITH as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year that ended December 31, 2017 (our first taxable year). We believe that we are organized and operate in such a manner as to qualify for taxation as a REIT under the applicable provisions of the Code. We conduct our business as an umbrella partnership REIT, pursuant to which substantially all of our assets are held by our operating partnership, JBG SMITH LP. We are the sole general partner of JBG SMITH LP and we own 88.3% of its outstanding OP Units. JBG SMITH LP owns, directly or indirectly, majority interests in several subsidiary REITs and minority interests in certain other subsidiary REITs through its interests in certain joint ventures. Our subsidiary REITs are subject to the same REIT qualification requirements and other limitations described herein that apply to us (and in certain cases, are subject to more stringent REIT qualification requirements).

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

Although we generally do not pay federal corporate income tax on our net income that we currently distribute to our shareholders, we will have to pay U.S. federal income tax as follows:

●	First, we will have to pay tax at regular corporate rates on any undistributed REIT taxable income, including undistributed net capital gains.
●	Second, if we elect to treat property that we acquire in connection with certain leasehold terminations or a foreclosure of a mortgage loan as "foreclosure property," we may thereby avoid (i) the 100% prohibited transactions tax on gain from a resale of that property (if the sale otherwise would constitute a prohibited transaction); and (ii) the inclusion of any income from such property as non-qualifying income for purposes of the REIT gross income tests discussed below. Income from the sale or operation of the property may be subject to U.S. federal corporate income tax at the highest applicable rate (currently 21%).
●	Third, if we have net income from "prohibited transactions," as defined in the Code, we will have to pay a 100% tax on that income. Prohibited transactions are, in general, certain sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business.
●	Fourth, if we should fail to satisfy the 75% gross income test or the 95% gross income test, as discussed below under "-Requirements for Qualification-Income Tests," but have nonetheless maintained our qualification as a REIT because we have satisfied some other requirements, we will have to pay a 100% tax on an amount equal to (a) the gross income attributable to the greater of (i) 75% of our gross income over the amount of gross income that is qualifying income for purposes of the 75% test, and (ii) 95% of our gross income over the amount of gross income that is qualifying income for purposes of the 95% test, multiplied by (b) a fraction intended to reflect our profitability.
●	Fifth, if we should fail to distribute during each calendar year at least the sum of (1) 85% of our REIT ordinary income for that year, (2) 95% of our REIT capital gain net income for that year and (3) any undistributed taxable income from prior periods, we would have to pay a 4% excise tax on the excess of that required distribution over the sum of the amounts actually distributed and retained amounts on which income tax is paid at the corporate level.
●	Sixth, if we acquire any asset from a C corporation in certain transactions in which we succeed to the basis of the asset or any other property in the hands of the C corporation as the basis of the asset in our hands, and we recognize gain on the disposition of that asset during the five-year period beginning on the date on which we acquired that asset, then we will have to pay tax on the built-in gain at the highest regular corporate rate. A C corporation means generally a corporation that has to pay full corporate-level tax.
●	Seventh, if we derive "excess inclusion income" from a residual interest in a REMIC or certain interests in a TMP we could be subject to corporate level federal income tax at a 21% rate to the extent that such income is allocable to certain types of tax-exempt shareholders that are not subject to unrelated business income tax, such as government entities.
●	Eighth, if we receive non-arm's-length income from a TRS, or as a result of services provided by a TRS to our tenants or to us, we will be subject to a 100% tax on the amount of our non-arm's-length income.
●	Ninth, if we fail to satisfy a REIT asset test, as described below, due to reasonable cause and we nonetheless maintain our REIT qualification because of specified cure provisions, we will generally be required to pay a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail such test.
●	Tenth, if we fail to satisfy any provision of the Code that would result in our failure to qualify as a REIT (other than a violation of the REIT gross income tests or a violation of the asset tests described below) and the violation is due to reasonable cause, we may retain our REIT qualification but will be required to pay a penalty of $50,000 for each such failure.

●	Eleventh, we have a number of TRSs, the net income of which will be subject to U.S. federal, state and local corporate income tax at normal rates.

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

Ownership of Subsidiary Entities

Ownership of Partnerships, Limited Liability Companies and Qualified REIT Subsidiaries

If we are a partner in an entity that is treated as a partnership for U.S. federal income tax purposes, Treasury regulations under Section 856 of the Code provide that for purposes of the gross income and asset tests applicable to REITs that are described below, we will be deemed to own our proportionate share of the assets of the partnership and will be deemed to be entitled to the income of the partnership attributable to that share. In addition, the character of the assets and gross income of the partnership will retain the same character in our hands for purposes of Section 856 of the Code, including for purposes of satisfying the gross income tests and the asset tests. As the sole general partner of our operating partnership, JBG SMITH LP, we have direct control over it and indirect control over the subsidiaries in which JBG SMITH LP or a subsidiary has a controlling interest. We currently intend to operate these entities in a manner consistent with the requirements for our qualification as a REIT. If we are or become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity (including possibly by transferring the interest to one of our TRSs). In addition, it is possible that a partnership or limited liability company could take an action that could cause us to fail a gross income or asset test, and that we would not become aware of such action in time for us to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to qualify as a REIT unless we were entitled to relief as described below in "-Failure to Qualify as a REIT." In addition, actions taken by partnerships in which we own an interest can affect the determination of whether we have net income from prohibited transactions. See the fourth bullet in the list under "-Taxation of JBG SMITH as a REIT" for a brief description of prohibited transactions.

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

If we own a corporate subsidiary that is a QRS, the QRS generally is disregarded for U.S. federal income tax purposes, and its assets, liabilities and items of income, deduction and credit are treated as assets, liabilities and items of income, deduction and credit of ours, including for purposes of the gross income and asset tests that apply to us as a REIT. A QRS is any corporation other than a TRS that is wholly owned by us. Other entities that are wholly owned by us, including single member limited liability companies that have not elected to be taxed as corporations for U.S. federal income tax purposes, also generally are disregarded as separate entities for U.S. federal income tax purposes, including for purposes of the REIT income and asset tests. Disregarded subsidiaries, along with any partnerships in which we hold an equity interest, are sometimes referred to herein as "pass-through subsidiaries."

If a disregarded subsidiary ceases to be wholly owned by us (for example, if any equity interest in the subsidiary is acquired by a person other than us or another disregarded subsidiary of ours), the subsidiary's separate existence no longer would be disregarded for U.S. federal income tax purposes. Instead, the subsidiary would have multiple owners and would be treated either as a partnership or a taxable corporation. Such an event could, depending on the circumstances, adversely affect our ability to satisfy the various asset and gross income requirements applicable to REITs, including the requirement that REITs generally may not own, directly or indirectly, more than 10% of the securities of another corporation unless it is a TRS, a QRS or another REIT. See "-Income Tests" and "-Asset Tests."

Ownership of Subsidiary REITs

JBG SMITH LP owns, directly or indirectly, majority interests in several subsidiary REITs and minority interests in certain other subsidiary REITs through our interests in certain joint ventures. We believe that these subsidiary REITs are organized and operate in a manner that permits them to qualify for taxation as a REIT for U.S. federal income tax purposes. However, if any of these subsidiary REITs were to fail to qualify as a REIT, then (i) the subsidiary REIT would become subject to regular U.S. corporate income tax, as described herein, see "-Failure to Qualify as a REIT" below, and (ii) our equity interest in such subsidiary REIT would cease to be a qualifying real estate asset for purposes of the 75% asset test and could become subject to the 5% asset test, the 10% voting share asset test, and the 10% value asset test generally applicable to our ownership in corporations other than REITs, QRSs and TRSs. See "-Asset Tests" below. If a subsidiary REIT were to fail to qualify as a REIT and if we were not able to treat the subsidiary REIT as a TRS of ours pursuant to certain prophylactic elections we have made, it is possible that we would not meet the 10% voting share test and the 10% value test with respect to our indirect interest in such entity, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.

Taxable REIT Subsidiaries

JBG SMITH LP owns a number of TRSs. A TRS is any corporation in which a REIT directly or indirectly owns stock, provided that the REIT and that corporation make a joint election to treat that corporation as a TRS. The election can be revoked at any time as long as the REIT and the TRS revoke such election jointly. In addition, if a TRS holds, directly or indirectly, more than 35% of the securities of any other corporation other than a REIT (by vote or by value), then that other corporation is also treated as a TRS. A corporation can be a TRS with respect to more than one REIT.

A TRS is subject to U.S. federal income tax at regular corporate rates (currently a maximum rate of 21%), and may also be subject to state and local taxation. Any dividends paid or deemed paid by any one of our TRSs will also be taxable, either (1) to us to the extent the dividend is retained by us, or (2) to our shareholders to the extent the dividends received from the TRS are paid to our shareholders. We may hold more than 10% of the stock of a TRS without jeopardizing our qualification as a REIT notwithstanding the rule described below under "-Asset Tests" that generally precludes ownership of more than 10% of any issuer's securities. However, as noted below, for us to qualify as a REIT, the securities of all the TRSs in which we have invested either directly or indirectly may not represent more than 20% of the total value of our assets. Other than certain activities related to operating or managing a lodging or health care facility, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of the parent REIT.

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

●	First, the amount of rent must not be based in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from rents from real property solely because it is based on a fixed percentage or percentages of receipts or sales.
●	Second, the Code provides that rents received from a tenant will not qualify as rents from real property in satisfying the gross income tests if the REIT, directly or under the applicable attribution rules, owns a 10% or greater interest in that tenant; except that rents received from a TRS under certain circumstances qualify as rents from real property even if we own more than a 10% interest in the subsidiary. We refer to a tenant in which we own a 10% or greater interest as a "related party tenant."
●	Third, if rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to the personal property will not qualify as rents from real property.
●	Finally, for rents received to qualify as rents from real property, the REIT generally must not operate or manage the property or furnish or render services to the tenants of the property, other than through an independent contractor from whom the REIT derives no revenue or through a TRS. However, we may directly perform certain services that landlords usually or customarily render when renting space for occupancy only or that are not considered rendered to the occupant of the property.

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

Asset Tests

At the close of each quarter of our taxable year, we must also satisfy four tests relating to the nature of our assets.

●	First, at least 75% of the value of our total assets must be represented by real estate assets, including (a) real estate assets held by our QRSs, our allocable share of real estate assets held by partnerships in which we own an interest and stock issued by another REIT, (b) for a period of one year from the date of our receipt of proceeds of an offering of our shares of beneficial interest or publicly offered debt with a term of at least five years, stock or debt instruments purchased with these proceeds, (c) cash, cash items and government securities, and (d) certain debt instruments of "publicly offered REITs" (as defined above), interests in real property or interests in mortgages on real property (including a mortgage secured by both real property and personal property, provided that the fair market value of the personal property does not exceed 15% of the total fair market value of all property securing such mortgage), and personal property to the extent that rents attributable to the property are treated as rents from real property under the applicable Code section.
●	Second, not more than 25% of our total assets may be represented by securities other than those in the 75% asset class (except that not more than 25% of the REIT's total assets may be represented by "nonqualified" debt instruments issued by publicly offered REITs). For this purpose, a "nonqualified" debt instrument issued by a publicly offered REIT is any real estate asset that would cease to be a real estate asset if the definition of a real estate asset was applied without regard to the reference to debt instruments issued by publicly offered REITs.
●	Third, not more than 20% of our total assets may constitute securities issued by TRSs and, of the investments included in the 25% asset class, the value of any one issuer's securities, other than equity securities issued by another REIT or securities issued by a TRS, owned by us may not exceed 5% of the value of our total assets.
●	Fourth, we may not own more than 10% of the vote or value of the outstanding securities of any one issuer, except for issuers that are REITs, QRSs or TRSs, or certain securities that qualify under a safe harbor provision of the Code (such as so-called "straight-debt" securities).

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

Annual Distribution Requirements.

To qualify as a REIT, we are required to distribute, on an annual basis, dividends, other than capital gain dividends, to our shareholders in an amount at least equal to (1) the sum of (a) 90% of our " REIT taxable income," computed without regard to the dividends paid deduction and our net capital gain, and (b) 90% of the net after-tax income, if any, from foreclosure property minus (2) the sum of certain items of non-cash income.

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

To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our REIT taxable income, as adjusted, we will have to pay tax on the undistributed amounts at regular ordinary and capital gain corporate tax rates. Furthermore, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for that year, (b) 95% of our capital gain net income for that year, and (c) any undistributed taxable income from prior periods, we will have to pay a 4% excise tax on the excess of the required distribution over the sum of the amounts actually distributed and retained amounts on which income tax is paid at the corporate level.

In order for distributions to be counted as satisfying the annual distribution requirement for REITs, and to provide REITs with a REIT-level dividends paid deduction, the distributions must not be "preferential dividends." A distribution is not a preferential dividend if the distribution is (1) pro rata among all outstanding shares of stock within a particular class and (2) in accordance with the preferences among different classes of stock as set forth in the REIT's organizational documents. This requirement does not apply to publicly offered REITs, including us, but continues to apply to our subsidiary REITs.

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

Interest Deduction Limitation

Section 163(j) of the Code limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of "adjusted taxable income," subject to certain exceptions. Any amount paid or accrued in excess of the limitation is carried forward and may be deducted in a subsequent year, again subject to the 30% limitation. Adjusted taxable income is determined without regard to certain deductions, including those for net interest expense, and net operating loss carryforwards. Beginning with our federal income tax return for the taxable year ended December 31, 2018, we made a timely election (which is irrevocable), such that the 30% limitation does not apply. This election is available for a trade or business involving real property development, redevelopment, construction, reconstruction, rental, operation, acquisition, conversion, disposition, management, leasing or brokerage, within the meaning of Section 469(c)(7)(C) of the Code. As a result of this election, depreciable real property (including certain improvements) held by the relevant trade or business must be depreciated under the alternative depreciation system under the Code, which generally is less favorable than the generally applicable system of depreciation under the Code. If it was subsequently determined that this election was not in fact available with respect to all or certain of our business activities, the new interest deduction limitation could result in us having more REIT taxable income and, thus, increase the amount of distributions we must make in order to comply with the REIT requirements and avoid incurring corporate level income tax.

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

If we fail to qualify for taxation as a REIT in any taxable year, and the relief provisions described above do not apply, we would be subject to tax on our taxable income at regular corporate tax rates. We cannot deduct distributions to holders of our shares in any year in which we are not a REIT, nor would we be required to make distributions in such a year. We would possibly also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the nondeductible 1% excise tax on certain stock repurchases. As a result, we anticipate that our failure to qualify as a REIT would reduce the funds available for distribution by us to our shareholders. In addition, if we fail to qualify as a REIT, all distributions to our shareholders will be taxable as regular corporate dividends to such shareholders to the extent of current and accumulated earnings and profits (as determined for U.S. federal income tax purposes). Such dividends paid to U.S. holders of our shares that are individuals, trusts and estates may be taxable at the preferential income tax rates (i.e., the 23.8% maximum U.S. federal rate for capital gain, which rate takes into account the maximum capital gain rate of 20% and the 3.8% Medicare tax on net investment income, described below under "-Net Investment Income Tax") for qualified dividends. Such dividends, however, would not be eligible for the 20% deduction on "qualified" REIT dividends allowed by Section 199A of the Code generally available to U.S. holders of our shares that are individuals, trusts or estates for taxable years beginning before January 1, 2026. In addition, in a case where we did not qualify to be taxed as a REIT, corporate distributees may be eligible for the dividends received deduction, subject to the limitations of the Code. Unless we are entitled to relief under specific statutory provisions, we also will be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year during which we lose our qualification. It is not possible to state whether, in all circumstances, we will be entitled to this statutory relief.

In addition, if either Vornado or JBG SMITH were to fail to qualify as a REIT immediately after the Separation in July 2017, then, in our 2017 taxable year, we would have to recognize corporate-level gain on our assets that were acquired in so-called "conversion transactions." (Out of an abundance of caution, we are assuming that the "immediately after" requirement would be applied looking at the two years following the Separation). For more information, please review the risk factor entitled "Unless Vornado and JBG SMITH are both REITs immediately after the distribution of JBG SMITH by Vornado and at all times during the two years thereafter, JBG SMITH could be required to recognize certain corporate-level gains for tax purposes" in our Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated by reference herein. In connection with the distribution of JBG SMITH by Vornado and the combination, we received an opinion of Sullivan & Cromwell LLP and an opinion of Hogan Lovells US LLP to the effect that we were organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our proposed method of operation enabled us to meet the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2017. In addition, we received an opinion of Hogan Lovells US LLP with respect to each REIT that was contributed to JBG SMITH LP by JBG in the combination, and we and JBG received an opinion of Sullivan & Cromwell LLP with respect to each REIT that was contributed by VRLP to JBG SMITH LP, in each case to the effect that each such REIT had been organized and had operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and that its actual method of operation enabled such REIT to meet up to the date of the distribution, and its proposed method of operation would enable such REIT to continue to meet following the date of the distribution, the requirements for qualification and taxation as a REIT under the Code.

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

Noncorporate U.S. shareholders will generally not be entitled to the preferential tax rate (currently 23.8%, inclusive of the 3.8% net investment income tax) applicable to certain types of dividends that give rise to "qualified dividend income," except with respect to the portion of any distribution (a) that represents income from dividends we received from a corporation in which we own shares to the extent that such dividends would be eligible for the lower rate on dividends if paid by the corporation to its individual shareholders, (b) that is equal to the sum of our REIT taxable income (taking into account the dividends paid deduction available to us) and certain net built-in gain with respect to property acquired from a C corporation in certain transactions in which we must adopt the basis of the asset in the hands of the C corporation for our previous taxable year and less any taxes paid by us during our previous taxable year, or (c) that represents earnings and profits that were accumulated by us in a prior non-REIT taxable year, in each case, provided that certain holding period and other requirements are satisfied at both the REIT and individual shareholder level. For taxable years prior to January 1, 2026, our U.S. shareholders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations, pursuant to the temporary 20% deduction allowed by Section 199A of the Code. Such noncorporate U.S. shareholders should consult their tax advisors to determine the impact of tax rates on dividends received from us.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding trustees is incorporated herein by reference from the section entitled "Proposal One: Election of Trustees—Nominees for Election as Trustees" in our definitive Proxy Statement (the "2023 Proxy Statement") to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Shareholders to be held on May 4, 2023. The 2023 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information included under the following captions in our 2022 Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Shareholders to be held on May 4, 2023 is incorporated herein by reference: "Proposal One: Election of Trustees —Nominees for Election as Trustees," "Executive Officers," "Corporate Governance and Board Matters—Code of Business Conduct and Ethics" and "Corporate Governance and Board Matters—Committees of the Board—Audit Committee." The 2023 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" and "Compensation of Executive Officers—Equity Compensation Plan Information" in our 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons and trustee independence is incorporated herein by reference from the sections entitled "Certain Relationships and Related Party Transactions" and "Corporate Governance and Board Matters—Corporate Governance Profile" in our 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal auditor fees and services and the audit committee's pre-approval policies are incorporated herein by reference from the sections entitled "Proposal Three: Ratification of the Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services" and "Proposal Three: Ratification of the Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures" in our 2023 Proxy Statement.

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

SCHEDULE III

JBG SMITH PROPERTIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2022

(Dollars in thousands)

				Costs
				Capitalized	Gross Amounts at Which Carried			Accumulated
		Initial Cost to Company		Subsequent	at Close of Period			Depreciation
		Land and	Buildings and	to	Land and	Buildings and		and	Date of	Date
Description	Encumbrances(1)	Improvements	Improvements	Acquisition(2)	Improvements (3)	Improvements	Total	Amortization	Construction(4)	Acquired
Commercial Operating Assets
2101 L Street	$124,013	$32,815	$51,642	$95,541	$39,768	$140,230	$179,998	$49,665	1975	2003
2121 Crystal Drive	131,535	21,503	87,329	48,525	21,883	135,474	157,357	60,734	1985	2002
2345 Crystal Drive	—	23,126	93,918	60,713	24,232	153,525	177,757	76,359	1988	2002
2231 Crystal Drive	—	20,611	83,705	28,259	21,905	110,670	132,575	58,537	1987	2002
1550 Crystal Drive	—	22,182	70,525	145,449	25,376	212,780	238,156	58,622	1980, 2020	2002
2011 Crystal Drive	—	18,940	76,921	53,717	19,834	129,744	149,578	63,292	1984	2002
2451 Crystal Drive	—	11,669	68,047	46,587	12,550	113,753	126,303	55,300	1990	2002
1235 S. Clark Street	77,886	15,826	56,090	35,248	16,711	90,453	107,164	48,860	1981	2002
241 18th Street S.	—	13,867	54,169	80,354	24,047	124,343	148,390	51,202	1977	2002
251 18th Street S.	34,152	12,305	49,360	60,404	15,554	106,515	122,069	54,365	1975	2002
1215 S. Clark Street	105,000	13,636	48,380	56,042	14,382	103,676	118,058	50,687	1983	2002
201 12th Street S.	32,728	8,432	52,750	31,030	9,083	83,129	92,212	43,835	1987	2002
800 North Glebe Road	106,840	28,168	140,983	2,627	28,168	143,610	171,778	31,295	2012	2017
2200 Crystal Drive	—	10,136	30,050	36,929	10,828	66,287	77,115	28,084	1968	2002
1225 S. Clark Street	85,000	11,176	43,495	38,454	11,795	81,330	93,125	37,172	1982	2002
1901 South Bell Street	—	11,669	36,918	21,178	12,309	57,456	69,765	32,635	1968	2002
Crystal City Marriott	—	8,000	47,191	23,503	8,074	70,620	78,694	33,015	1968	2004
2100 Crystal Drive	—	7,957	23,590	9,647	8,530	32,664	41,194	3,499	1968	2002
1800 South Bell Street	—	9,072	28,702	9,987	9,299	38,462	47,761	28,156	1969	2002
200 12th Street S.	16,439	8,016	30,552	21,034	8,461	51,141	59,602	30,018	1985	2002
Crystal City Shops at 2100	—	4,059	9,309	3,700	4,049	13,019	17,068	6,755	1968	2002
Crystal Drive Retail	—	5,241	20,465	(1,266)	5,373	19,067	24,440	11,186	2003	2004
One Democracy Plaza	—	—	33,628	(27,653)	—	5,975	5,975	1,389	1987	2002
4747 Bethesda Avenue	175,000	31,510	21,870	143,785	32,518	164,647	197,165	23,002	2019	2017
1770 Crystal Drive	—	10,771	44,276	69,916	11,678	113,285	124,963	8,852	1980, 2020	2002
Multifamily Operating Assets
Fort Totten Square	—	24,390	90,404	1,799	24,424	92,169	116,593	20,685	2015	2017
WestEnd25	97,500	67,049	5,039	113,174	68,343	116,919	185,262	40,563	2009	2007
F1RST Residences	—	31,064	133,256	533	31,064	133,789	164,853	15,600	2017	2019
1221 Van Street	87,253	27,386	63,775	27,637	28,218	90,580	118,798	21,179	2018	2017
North End Retail	—	5,847	9,333	(209)	5,871	9,100	14,971	1,665	2015	2017
RiverHouse Apartments	307,710	118,421	125,078	98,026	139,154	202,371	341,525	92,788	1960	2007
The Bartlett	217,453	41,687	—	227,575	41,943	227,319	269,262	39,703	2016	2007
220 20th Street	80,240	8,434	19,340	103,161	9,001	121,934	130,935	45,725	2009	2017
Falkland Chase - South & West	36,744	18,530	44,232	2,018	18,675	46,105	64,780	11,422	1938	2017
Falkland Chase - North	—	9,810	22,706	(1,236)	9,018	22,262	31,280	5,505	1938	2017
West Half	—	45,668	17,902	166,103	49,040	180,633	229,673	32,479	2019	2017
The Wren	—	14,306	—	140,906	17,767	137,445	155,212	17,308	2020	2017
900 W Street	—	21,685	5,162	39,150	22,182	43,815	65,997	5,718	2019	2017
901 W Street	—	25,992	8,790	65,069	26,898	72,953	99,851	9,716	2019	2017
The Batley	—	44,315	158,408	136	44,318	158,541	202,859	6,401	2019	2021
2221 S. Clark-Residential	—	6,185	16,981	36,905	6,537	53,534	60,071	14,305	1964	2002
8001 Woodmont Ave	103,400	28,621	180,775	86	28,627	180,855	209,482	1,326	2021	2022
Atlantic Plumbing	—	50,287	105,483	304	50,298	105,776	156,074	1,776	2016	2022

				Costs
				Capitalized	Gross Amounts at Which Carried			Accumulated
		Initial Cost to Company		Subsequent	at Close of Period			Depreciation
		Land and	Buildings and	to	Land and	Buildings and		and	Date of	Date
Description	Encumbrances(1)	Improvements	Improvements	Acquisition(2)	Improvements (3)	Improvements	Total	Amortization	Construction(4)	Acquired
Ground Leases and Other
1700 M Street	$—	$34,178	$46,938	$(26,130)	$54,986	$—	$54,986	$—		2002, 2006
1831/1861 Wiehle Avenue	—	39,529	—	3,595	43,124	—	43,124	—		2017
Under-Construction Assets
1900 Crystal Drive	82,982	16,811	53,187	220,762	—	290,760	290,760	—		2002
2000/2001 South Bell Street	—	7,300	16,746	49,119	—	73,165	73,165	—		2002
Development Pipeline	—	179,257	23,068	104,916	186,674	120,567	307,241	1,392
Corporate
Corporate	550,000	—	—	13,066	—	13,066	13,066	3,228		2017
	$2,451,875	$1,227,439	$2,450,468	$2,480,175	$1,302,569	$4,855,513	$6,158,082	$1,335,000

Note:  Depreciation of the buildings and improvements is calculated over lives ranging from the life of the lease to 40 years. The net basis of our assets and liabilities for tax reporting purposes is approximately $223.8 million higher than the amounts reported in our consolidated balance sheet as of December 31, 2022.

(1)	Represents the contractual debt obligations.
(2)	Includes asset impairments recognized, amounts written off in connection with redevelopment activities and partial sale of assets.
(3)	Land associated with buildings under construction is included in construction in progress which is reflected in the Building and Improvements column.
(4)	Date of original construction, many assets have had substantial renovation or additional construction. See "Costs Capitalized Subsequent to Acquisition" column.

The following is a reconciliation of real estate and accumulated depreciation:

	Year Ended December 31,
	2022	2021	2020
Real Estate: (2)
Balance at beginning of the year	$6,310,361	$6,074,516	$5,943,970
Acquisitions	365,166	202,565	65,270
Additions	352,034	165,930	252,306
Assets sold or written‑off	(869,479)	(92,332)	(152,000)
Real estate impaired (1)	—	(40,318)	(35,030)
Balance at end of the year	$6,158,082	$6,310,361	$6,074,516
Accumulated Depreciation:
Balance at beginning of the year	$1,368,012	$1,232,699	$1,119,612
Depreciation expense	184,678	201,649	194,190
Accumulated depreciation on assets sold or written‑off	(217,690)	(51,162)	(53,878)
Accumulated depreciation on real estate impaired (1)	—	(15,174)	(27,225)
Balance at end of the year	$1,335,000	$1,368,012	$1,232,699
(1)	In connection with the preparation and review of our 2021 annual consolidated financial statements, we determined that 7200 Wisconsin Avenue, RTC-West and a development asset were impaired due to shortened expected holding periods, based on contracts under negotiation as of December 31, 2021, and recorded impairment losses totaling $25.1 million. In connection with the preparation and review of our 2020 annual consolidated financial statements, we determined that One Democracy Plaza, a commercial asset, was impaired due to a decline in the fair value of the asset and recorded an impairment loss of $10.2 million, of which $7.8 million related to real estate. The remaining $2.4 million of the impairment loss was attributable to the right-of-use asset associated with the property's ground lease.
(2)	Includes assets held for sale.

(3) Exhibit Index

Exhibits	Description

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

10.7

First Amendment to Credit Agreement, dated as of May 8, 2019, by and between JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q, filed on August 6, 2019).

10.8

Second Amendment to Credit Agreement, dated as of January 7, 2020, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 7, 2020).

10.9

Third Amendment to Credit Agreement, dated as of January 14, 2022, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on January 14, 2022).

10.10

Fourth Amendment to Credit Agreement, dated as of July 29, 2022, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 2, 2022).

10.11

Credit Agreement, dated as of January 14, 2022 by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 14, 2022).

10.12

First Amendment to Credit Agreement, dated as of July 29, 2022, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on August 2, 2022).

10.13

Credit Agreement, dated as of July 29, 2022, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 2, 2022).

10.14†	Form of JBG SMITH Properties Unit Issuance Agreement (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on July 21, 2017).

10.15†

JBG SMITH Properties Non-Employee Trustee Unit Issuance Agreement, dated July 18, 2017, by and among, JBG SMITH Properties, JBG SMITH Properties LP, Michael J. Glosserman and Glosserman Family JBG Operating, L.L.C. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on July 21, 2017).

Exhibits	Description

10.16†

Separation Agreement, dated as of July 31, 2020, by and between JBG SMITH Properties and Robert A. Stewart (incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q, filed on November 3, 2020).

10.17†

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

10.20†	JBG SMITH Properties 2017 Omnibus Share Plan (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, filed on July 21, 2017).

10.21†	Form of JBG SMITH Properties Formation Unit Agreement (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form 10, filed on June 12, 2017).

10.22†	Form of JBG SMITH Properties Formation Unit Agreement for Non-Employee Trustees (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form 10, filed on June 12, 2017).

10.23†	Form of JBG SMITH Properties Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form 10, filed on June 12, 2017).

10.24†	Form of JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form 10, filed on June 12, 2017).

10.25†	Form of Second Amended and Restated 2017 JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q, filed on August 4, 2020).

10.26†	Form of 2018 Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K, filed on March 12, 2018).

10.27†	Form of July 2021 Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 10-Q, filed on August 3, 2021).

10.28†	Amended Form of July 2021 Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 10-Q, filed on November 2, 2021).

10.29†	Form of JBG SMITH Properties Non-Employee Trustee Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form 10, filed on June 21, 2017).

10.30†	Form of JBG SMITH Properties Non-Employee Trustee Restricted Stock Agreement (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form 10, filed on June 21, 2017).

10.31†	Form of JBG SMITH Properties Non-Employee Trustee Unit Issuance Agreement (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form 10, filed on June 21, 2017).

Exhibits	Description

10.32

Side Letter to Tax Matters Agreement, dated as of August 13, 2018, by and between Vornado Realty Trust and JBG SMITH Properties (incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q filed on November 7, 2018).

10.33†	Amendment No. 1 to the JBG SMITH Properties 2017 Omnibus Share Plan, effective February 18, 2020 (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K, filed on March 5, 2020).

10.34†

Amendment No. 2 to the JBG SMITH Properties 2017 Employee Share Purchase Plan, effective May 1, 2019 (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K, filed on March 5, 2020).

10.35†	Amendment No. 3 to the 2017 Employee Share Purchase Plan, effective July 20, 2020 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 10-Q, filed on November 3, 2020).

10.36†	Form of 2020 JBG SMITH Properties Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K, filed on March 5, 2020).

10.37†	Form of 2020 JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K, filed on March 5, 2020).

10.38†	Form of Amended and Restated 2018 Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K, filed on March 5, 2020).

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

10.41†

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

10.46†

Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and George Xanders (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.47†

Amendment No. 2 to the JBG SMITH Properties 2017 Omnibus Share Plan, effective December 1, 2020 (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.48†	Amendment No. 3 to the JBG SMITH Properties 2017 Omnibus Share Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on April 30, 2021).

10.49†	Form of JBG SMITH Properties Restricted Share Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.50†	Form of JBG SMITH Properties Restricted Share Unit Award Agreement for Consultants (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.51†	Form of July 2021 Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.5 to our Current Report on Form 10-Q, filed on August 3, 2021).

10.52†	Form of July 2021 Restricted LTIP Unit Agreement (Special Termination & Vesting Provisions) (incorporated by reference to Exhibit 10.6 to our Current Report on Form 10-Q, filed on August 3, 2021).

10.53†	Form of JBG SMITH Properties Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.54†	Form of 2021 JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.55†	Form of AO LTIP Unit Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2022).

21.1**	List of Subsidiaries of the Registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C 1350, as created by Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Extension Calculation Linkbase

Exhibits	Description

101.LAB	Inline XBRL Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**    Filed herewith.

†      Denotes a management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBG SMITH Properties

Date: February 21, 2023	/s/ M. Moina Banerjee
M. Moina Banerjee
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ Robert A. Stewart	Chairman of the Board	February 21, 2023
Robert Stewart

/s/ W. Matthew Kelly	Chief Executive Officer and Trustee	February 21, 2023
W. Matthew Kelly	(Principal Executive Officer)

/s/ M. Moina Banerjee	Chief Financial Officer	February 21, 2023
M. Moina Banerjee	(Principal Financial Officer)

/s/ Angela Valdes	Chief Accounting Officer	February 21, 2023
Angela Valdes	(Principal Accounting Officer)

/s/ Phyllis R. Caldwell	Trustee	February 21, 2023
Phyllis R. Caldwell

/s/ Scott A. Estes	Trustee	February 21, 2023
Scott A. Estes

/s/ Alan S. Forman	Trustee	February 21, 2023
Alan S. Forman

/s/ Michael J. Glosserman	Trustee	February 21, 2023
Michael J. Glosserman

/s/ Charles E. Haldeman, Jr.	Trustee	February 21, 2023
Charles E. Haldeman, Jr.

/s/ Alisa M. Mall	Trustee	February 21, 2023
Alisa M. Mall

/s/ Carol A. Melton	Trustee	February 21, 2023
Carol A. Melton

/s/ William J. Mulrow	Trustee	February 21, 2023
William J. Mulrow

/s/ D. Ellen Shuman	Trustee	February 21, 2023
D. Ellen Shuman