Form 10-Q
period 2023-03-31
JBG SMITH Properties
filed 2023-05-09
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, JBG SMITH Properties had 111,443,983 common shares outstanding.

JBG SMITH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value amounts)

	March 31, 2023	December 31, 2022
ASSETS
Real estate, at cost:
Land and improvements	$1,267,022	$1,302,569
Buildings and improvements	4,157,110	4,310,821
Construction in progress, including land	619,111	544,692
	6,043,243	6,158,082
Less: accumulated depreciation	(1,355,655)	(1,335,000)
Real estate, net	4,687,588	4,823,082
Cash and cash equivalents	279,553	241,098
Restricted cash	42,339	32,975
Tenant and other receivables	46,241	56,304
Deferred rent receivable	159,287	170,824
Investments in unconsolidated real estate ventures	312,651	299,881
Intangible assets, net	149,243	162,246
Other assets, net	158,118	117,028
TOTAL ASSETS	$5,835,020	$5,903,438

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans, net	$1,802,051	$1,890,174
Revolving credit facility	—	—
Unsecured term loans, net	547,256	547,072
Accounts payable and accrued expenses	124,268	138,060
Other liabilities, net	164,627	132,710
Total liabilities	2,638,202	2,708,016
Commitments and contingencies
Redeemable noncontrolling interests	457,778	481,310
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized; none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 113,583 and 114,013 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1,137	1,141
Additional paid-in capital	3,282,290	3,263,738
Accumulated deficit	(607,465)	(628,636)
Accumulated other comprehensive income	32,036	45,644
Total shareholders' equity of JBG SMITH Properties	2,707,998	2,681,887
Noncontrolling interests	31,042	32,225
Total equity	2,739,040	2,714,112
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$5,835,020	$5,903,438

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
REVENUE
Property rental	$124,033	$131,598
Third-party real estate services, including reimbursements	22,784	23,970
Other revenue	6,145	6,397
Total revenue	152,962	161,965
EXPENSES
Depreciation and amortization	53,431	58,062
Property operating	35,612	40,644
Real estate taxes	15,224	18,186
General and administrative:
Corporate and other	16,123	15,815
Third-party real estate services	23,823	27,049
Share-based compensation related to Formation Transaction and special equity awards	351	2,244
Transaction and other costs	2,472	899
Total expenses	147,036	162,899
OTHER INCOME (EXPENSE)
Income from unconsolidated real estate ventures, net	433	3,145
Interest and other income, net	4,077	14,246
Interest expense	(26,842)	(16,278)
Gain (loss) on the sale of real estate, net	40,700	(136)
Loss on the extinguishment of debt	—	(591)
Total other income (expense)	18,368	386
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	24,294	(548)
Income tax benefit	16	471
NET INCOME (LOSS)	24,310	(77)
Net income attributable to redeemable noncontrolling interests	(3,363)	(10)
Net loss attributable to noncontrolling interests	224	55
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$21,171	$(32)
EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$0.19	$—
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	114,052	126,682

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
NET INCOME (LOSS)	$24,310	$(77)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative financial instruments	(8,969)	25,095
Reclassification of net (income) loss on derivative financial instruments from accumulated other comprehensive income into interest expense	(7,816)	3,756
Total other comprehensive income (loss)	(16,785)	28,851
COMPREHENSIVE INCOME	7,525	28,774
Net income attributable to redeemable noncontrolling interests	(3,363)	(10)
Net loss attributable to noncontrolling interests	224	55
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	2,225	(2,966)
Other comprehensive loss attributable to noncontrolling interests	952	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO JBG SMITH PROPERTIES	$7,563	$25,853

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
					Other
			Additional		Comprehensive
	Common Shares		Paid-In	Accumulated	Income	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	(Loss)	Interests	Equity
BALANCE AS OF DECEMBER 31, 2022	114,013	$1,141	$3,263,738	$(628,636)	$45,644	$32,225	$2,714,112
Net income (loss) attributable to common shareholders and noncontrolling interests	—	—	—	21,171	—	(224)	20,947
Conversion of common limited partnership units ("OP Units") to common shares	756	8	13,774	—	—	—	13,782
Common shares repurchased	(1,205)	(12)	(20,086)	—	—	—	(20,098)
Common shares issued pursuant to employee incentive compensation plan and Employee Share Purchase Plan ("ESPP")	19	—	624	—	—	—	624
Distributions to noncontrolling interests, net	—	—	—	—	—	(7)	(7)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	24,240	—	2,225	—	26,465
Other comprehensive loss	—	—	—	—	(16,785)	—	(16,785)
Other comprehensive loss attributable to noncontrolling interest					952	(952)	—
BALANCE AS OF MARCH 31, 2023	113,583	$1,137	$3,282,290	$(607,465)	$32,036	$31,042	$2,739,040

BALANCE AS OF DECEMBER 31, 2021	127,378	$1,275	$3,539,916	$(609,331)	$(15,950)	$22,507	$2,938,417
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(32)	—	(55)	(87)
Conversion of OP Units to common shares	208	2	6,012	—	—	—	6,014
Common shares repurchased	(3,341)	(34)	(93,114)	—	—	—	(93,148)
Common shares issued pursuant to employee incentive compensation plan and ESPP	3	—	286	—	—	—	286
Contributions from noncontrolling interests, net	—	—	—	—	—	5,986	5,986
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	(8,307)	—	(2,966)	—	(11,273)
Other comprehensive income	—	—	—	—	28,851	—	28,851
BALANCE AS OF MARCH 31, 2022	124,248	$1,243	$3,444,793	$(609,363)	$9,935	$28,438	$2,875,046

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$24,310	$(77)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	10,428	12,904
Depreciation and amortization expense, including amortization of deferred financing costs	54,637	59,162
Deferred rent	(8,733)	(3,706)
Income from unconsolidated real estate ventures, net	(433)	(3,145)
Amortization of market lease intangibles, net	(253)	(353)
Amortization of lease incentives	741	2,374
(Gain) loss on the sale of real estate, net	(40,700)	136
(Income) loss on operating lease and other receivables	(1,215)	587
Income from investments, net	(1,798)	(14,071)
Return on capital from unconsolidated real estate ventures	3,861	2,879
Other non-cash items	3,032	(3,105)
Changes in operating assets and liabilities:
Tenant and other receivables	11,624	(1,793)
Other assets, net	1,420	(1,367)
Accounts payable and accrued expenses	(16,069)	(4,575)
Other liabilities, net	1,780	23,748
Net cash provided by operating activities	42,632	69,598
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(78,332)	(52,686)
Acquisition of real estate	(450)	—
Proceeds from the sale of real estate	68,998	3,149
Proceeds from the sale of investments	—	17,796
Distributions of capital from unconsolidated real estate ventures	—	6,020
Investments in unconsolidated real estate ventures and other investments	(16,889)	(7,230)
Net cash used in investing activities	(26,673)	(32,951)
FINANCING ACTIVITIES:
Borrowings under mortgage loans	223,303	—
Repayments of mortgage loans	(133,860)	(1,178)
Debt issuance and modification costs	(7,206)	(531)
Redemption of partner's noncontrolling interest	(647)	—
Common shares repurchased	(20,098)	(91,148)
Dividends paid to common shareholders	(25,664)	(28,665)
Distributions to redeemable noncontrolling interests	(3,968)	(4,005)
Contributions from noncontrolling interests	—	5,998
Net cash provided by (used in) financing activities	31,860	(119,529)
Net increase (decrease) in cash and cash equivalents, and restricted cash	47,819	(82,882)
Cash and cash equivalents, and restricted cash, beginning of period	274,073	302,095
Cash and cash equivalents, and restricted cash, end of period	$321,892	$219,213

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD:
Cash and cash equivalents	$279,553	$189,140
Restricted cash	42,339	30,073
Cash and cash equivalents, and restricted cash	$321,892	$219,213

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $5,175 and $1,771 in 2023 and 2022)	$22,705	$18,219
Accrued capital expenditures included in accounts payable and accrued expenses	72,375	60,044
Write-off of fully depreciated assets	192	8,341
Conversion of OP Units to common shares	13,782	6,014
Recognition of operating lease right-of-use asset	61,443	—
Recognition of liabilities related to operating lease right-of-use asset	61,443	—
Cash paid for amounts included in the measurement of lease liabilities for operating leases	398	546

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Organization and Basis of Presentation

Organization

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust, owns and operates a portfolio of multifamily and commercial assets amenitized with ancillary retail. JBG SMITH's portfolio reflects its longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area with high barriers to entry and vibrant urban amenities. Approximately two-thirds of our portfolio is in National Landing, which is anchored by four key demand drivers: Amazon.com, Inc.'s ("Amazon") new headquarters; Virginia Tech's under-construction $1 billion Innovation Campus; the submarket’s proximity to the Pentagon; and our deployment of next-generation public and private 5G digital infrastructure. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the Washington Housing Initiative ("WHI") Impact Pool, the legacy funds formerly organized by The JBG Companies ("JBG") (the "JBG Legacy Funds") and other third parties. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of March 31, 2023, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 88.5% of its OP Units, after giving effect to the conversion of certain vested long-term incentive partnership units ("LTIP Units") that are convertible into OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our: (i) 10.0% subordinated interest in one commercial building, (ii) 33.5% subordinated interest in four commercial buildings (the "Fortress Assets") and (iii) 49.0% interest in three commercial buildings (the "L'Enfant Plaza Assets"), as well as the associated non-recourse mortgage loans, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures, and we have not guaranteed their obligations or otherwise committed to providing financial support.

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

As of March 31, 2023, our Operating Portfolio consisted of 51 operating assets comprising 31 commercial assets totaling 9.7 million square feet (8.2 million square feet at our share), 18 multifamily assets totaling 6,756 units (6,756 units at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have two under-construction multifamily assets with 1,583 units (1,583 units at our share) and 20 assets in the development pipeline totaling 12.5 million square feet (9.8 million square feet at our share) of estimated potential development density.

We derive our revenue primarily from leases with multifamily and commercial tenants, which include fixed and percentage rents, and reimbursements from tenants for certain expenses such as real estate taxes, property operating expenses, and repairs and maintenance. In addition, our third-party asset management and real estate services business provides fee-based real estate services.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 21, 2023 ("Annual Report").

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and 2022. References to our balance sheets refer to our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. References to our statements of operations refer to our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022. References to our statements of comprehensive income refer to our condensed consolidated statements of comprehensive income for the three months ended March 31, 2023 and 2022.

Income Taxes

We have elected to be taxed as a real estate investment trust ("REIT") under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under those sections, a REIT which distributes at least 90% of its REIT taxable income as dividends to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. We currently adhere and intend to continue to adhere to these requirements and to maintain our REIT status in future periods. We also participate in the activities conducted by our subsidiary entities that have elected to be treated as taxable REIT subsidiaries under the Code. As such, we are subject to federal, state and local taxes on the income from those activities.

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

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform ("Topic 848"), which was amended in December 2022 by ASU 2022-06, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected through December 31, 2024 as reference rate reform activities occur. We elected to apply the hedge accounting expedients that allow us to (i) continue to amortize previously deferred gains and losses in accumulated other comprehensive income related to terminated hedges into earnings in accordance with the underlying hedged forecasted transactions, (ii) modify loan agreements to replace the reference rate without treating the change as a contract modification and (iii) modify the reference rate of the hedging instruments without it being considered a change in critical terms requiring redesignation. We also elected to apply the hedge accounting expedients related to (i) the assertion that our hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future London Interbank Offered Rate ("LIBOR") indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the past presentation of our derivatives. We will continue to evaluate the impact of the guidance and may apply other elections, as applicable.

3.Dispositions

Dispositions

The following is a summary of activity for the three months ended March 31, 2023:

							Gain (Loss)
				Total	Gross	Cash	on the Sale
				Square	Sales	Proceeds	of Real
Date Disposed	Assets	Segment	Location	Feet	Price	from Sale	Estate

				(In thousands)
March 17, 2023	Development Parcel	Other	Arlington, Virginia	—	$5,500	$4,954	$(53)
March 23, 2023	4747 Bethesda Avenue (1)	Commercial	Bethesda, Maryland				40,053
	Other (2)						700
							$40,700
(1)	We sold an 80.0% interest in the asset for a gross sales price of $196.0 million, representing a gross valuation of $245.0 million. See Note 4 for additional information.
(2)	Represents recognition of contingent consideration related to a prior period disposition.

4.Investments in Unconsolidated Real Estate Ventures

The following is a summary of the composition of our investments in unconsolidated real estate ventures:

	Effective
	Ownership
Real Estate Venture	Interest (1)	March 31, 2023	December 31, 2022

		(In thousands)
Prudential Global Investment Management	50.0%	$200,578	$203,529
J.P. Morgan Global Alternatives ("J.P. Morgan") (2)	50.0%	66,771	64,803
4747 Bethesda Venture (3)	20.0%	13,799	—
Brandywine Realty Trust	30.0%	13,757	13,678
CBREI Venture	9.9% - 10.0%	12,508	12,516
Landmark Partners (4)	18.0%	4,669	4,809
Other		569	546
Total investments in unconsolidated real estate ventures (5) (6)		$312,651	$299,881
(1)	Reflects our effective ownership interests in the underlying real estate as of March 31, 2023. We have multiple investments with certain venture partners with varying ownership interests in the underlying real estate.
(2)	J.P. Morgan is the advisor for an institutional investor.
(3)	In March 2023, we sold an 80.0% interest in 4747 Bethesda Avenue for a gross sales price of $196.0 million, representing a gross valuation of $245.0 million and retained a 20.0% interest. We will provide leasing, property management and other real estate services to the venture. In connection with the transaction, the real estate venture assumed the related $175.0 million mortgage loan.
(4)	Excludes the L'Enfant Plaza Assets for which we have a zero investment balance and discontinued applying the equity method of accounting after September 30, 2022.
(5)	Excludes (i) 10.0% subordinated interest in one commercial building, (ii) the Fortress Assets and (iii) the L'Enfant Plaza Assets held through unconsolidated real estate ventures. For more information see Note 1. Also, excludes our interest in an investment in the real estate venture that owns 1101 17th Street for which we have discontinued applying the equity method of accounting since June 30, 2018 because we received distributions in excess of our contributions and share of earnings, which reduced our investment to zero; further, we are not obligated to provide for losses, have not guaranteed its obligations or otherwise committed to provide financial support.

(6)	As of March 31, 2023 and December 31, 2022, our total investments in unconsolidated real estate ventures were greater than our share of the net book value of the underlying assets by $6.9 million and $8.9 million, resulting principally from capitalized interest and our zero investment balance in certain real estate ventures.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $5.3 million and $5.5 million for the three months ended March 31, 2023 and 2022 for such services.

We evaluate reconsideration events as we become aware of them. Reconsideration events include, among other criteria, amendments to real estate venture agreements or changes in the capital requirements of the real estate venture. A reconsideration event could cause us to consolidate an unconsolidated real estate venture or deconsolidate a consolidated entity.

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted
	Average Effective
	Interest Rate (1)	March 31, 2023	December 31, 2022

		(In thousands)
Variable rate (2)	5.90%	$358,768	$184,099
Fixed rate (3)	4.13%	60,000	60,000
Mortgage loans (4)		418,768	244,099
Unamortized deferred financing costs and premium / discount, net		(10,814)	(411)
Mortgage loans, net (4) (5)		$407,954	$243,688
(1)	Weighted average effective interest rate as of March 31, 2023.
(2)	Includes variable rate mortgages with interest rate cap agreements.
(3)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.
(4)	Excludes mortgage loans related to the Fortress Assets and the L'Enfant Plaza Assets.
(5)	See Note 17 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of financial information for our unconsolidated real estate ventures:

	March 31, 2023	December 31, 2022

	(In thousands)
Combined balance sheet information: (1)
Real estate, net	$1,072,386	$888,379
Other assets, net	201,713	160,015
Total assets	$1,274,099	$1,048,394

Mortgage loans, net	$407,954	$243,688
Other liabilities, net	54,143	54,639
Total liabilities	462,097	298,327
Total equity	812,002	750,067
Total liabilities and equity	$1,274,099	$1,048,394

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Combined income statement information: (1)
Total revenue	$20,033	$42,874
Operating income (2)	2,491	48,426
Net income (loss) (2)	(1,720)	39,283
(1)	Excludes amounts related to the Fortress Assets. Excludes combined balance sheet information for both periods presented and combined income statement information for the three months ended March 31, 2023 related to the L'Enfant Plaza Assets as we discontinued applying the equity method of accounting after September 30, 2022.
(2)	Includes the gain on the sale of various assets totaling $45.1 million during the three months ended March 31, 2022.

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

Unconsolidated VIEs

As of March 31, 2023 and December 31, 2022, we had interests in entities deemed to be VIEs. Although we may be responsible for managing the day-to-day operations of these investees, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. We account for our investment in these entities under the equity method. As of March 31, 2023 and December 31, 2022, the net carrying amounts of our investment in these entities were $85.3 million and $83.2 million, which were included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs is included in "Income from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees. See Note 17 for additional information.

Consolidated VIEs

JBG SMITH LP is our most significant consolidated VIE. We hold 88.5% of the limited partnership interest in JBG SMITH LP, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management. The noncontrolling interests of JBG SMITH LP do not have substantive liquidation rights, substantive kick-out rights without cause or substantive participating rights that could be exercised by a simple majority of noncontrolling interest limited partners (including by such a limited partner unilaterally). Because the noncontrolling interest holders do not have these rights, JBG SMITH LP is a VIE. As general partner, we have the power to direct the activities of JBG SMITH LP that most significantly affect its economic performance, and through our majority interest, we have both the right to receive benefits from and the obligation to absorb losses of JBG SMITH LP. Accordingly, we are the primary beneficiary of JBG SMITH LP and consolidate it in our financial statements. Because we conduct our business through JBG SMITH LP, its total assets and liabilities comprise substantially all our consolidated assets and liabilities.

As of March 31, 2023 and December 31, 2022, excluding JBG SMITH LP, we consolidated two VIEs (1900 Crystal Drive and 2000/2001 South Bell Street) with total assets of $326.0 million and $265.5 million, and liabilities of $158.2 million and $116.3 million, primarily consisting of construction in process and mortgage loans. The assets of the VIEs can only be used to settle the obligations of the VIEs, and the liabilities include third-party liabilities of the VIEs for which the creditors or beneficial interest holders do not have recourse against us.

6.Other Assets, Net

The following is a summary of other assets, net:

	March 31, 2023	December 31, 2022

	(In thousands)
Prepaid expenses	$14,429	$16,440
Derivative agreements, at fair value	41,689	61,622
Deferred financing costs, net	5,003	5,516
Deposits	386	483
Operating lease right-of-use assets (1)	62,688	1,383
Investments in funds (2)	18,645	16,748
Other investments (3)	3,563	3,524
Other	11,715	11,312
Total other assets, net	$158,118	$117,028
(1)	Includes our corporate office lease at 4747 Bethesda Avenue as of March 31, 2023.
(2)	Consists of investments in real estate-focused technology companies, which are recorded at their fair value based on their reported net asset value. During the three months ended March 31, 2023 and 2022, unrealized gains related to these investments were $2.0 million and $156,000, which were included in "Interest and other income, net" in our statements of operations. During the three months ended March 31, 2023, realized losses related to these investments were $129,000, which were included in "Interest and other income, net" in our statement of operations.
(3)	Primarily consists of equity investments that are carried at cost. During the three months ended March 31, 2022, realized gains related to these investments were $13.9 million, which were included in "Interest and other income, net" in our statement of operations.

7.Debt

Mortgage Loans

The following is a summary of mortgages loans:

	Weighted Average
	Effective
	Interest Rate (1)	March 31, 2023	December 31, 2022

		(In thousands)
Variable rate (2)	5.47%	$754,281	$892,268
Fixed rate (3)	4.43%	1,063,634	1,009,607
Mortgage loans		1,817,915	1,901,875
Unamortized deferred financing costs and premium / discount, net (4)		(15,864)	(11,701)
Mortgage loans, net		$1,802,051	$1,890,174
(1)	Weighted average effective interest rate as of March 31, 2023.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike is 2.35%, and the weighted average maturity date of the interest rate caps is August 1, 2023. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of March 31, 2023, one-month LIBOR was 4.86% and one-month term Secured Overnight Financing Rate ("SOFR") was 4.80%.
(3)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.
(4)	As of March 31, 2023 and December 31, 2022, excludes $2.1 million and $2.2 million of net deferred financing costs related to unfunded mortgage loans that were included in "Other assets, net" in our balance sheets.

As of March 31, 2023 and December 31, 2022, the net carrying value of real estate collateralizing our mortgage loans totaled $2.2 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgage loans are recourse to us. See Note 17 for additional information.

In January 2023, we entered into a $187.6 million loan facility, collateralized by The Wren and F1RST Residences. The loan has a seven-year term and a fixed interest rate of 5.13%. This loan is the initial advance under a Fannie Mae multifamily credit facility which provides flexibility for collateral substitutions, future advances tied to performance, ability to mix fixed and floating rates, and staggered maturities. Proceeds from the loan were used, in part, to repay the $131.5 million mortgage loan on 2121 Crystal Drive, which had a fixed interest rate of 5.51%.

As of March 31, 2023 and December 31, 2022, we had various interest rate swap and cap agreements on certain mortgage loans with an aggregate notional value of $1.2 billion and $1.3 billion. See Note 15 for additional information.

Credit Facility

As of March 31, 2023 and December 31, 2022, our $1.6 billion credit facility consisted of an undrawn $1.0 billion revolving credit facility maturing in January 2025, a $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2025, and a $350.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in January 2028, which has a $50.0 million additional advance available, which we will draw in May 2023.

The following is a summary of amounts outstanding under the credit facility:

	Effective
	Interest Rate (1)	March 31, 2023	December 31, 2022

		(In thousands)
Revolving credit facility (2) (3)	5.95%	$—	$—

Tranche A-1 Term Loan (4)	2.61%	$200,000	$200,000
Tranche A-2 Term Loan (4)	3.39%	350,000	350,000
Unsecured term loans		550,000	550,000
Unamortized deferred financing costs, net		(2,744)	(2,928)
Unsecured term loans, net		$547,256	$547,072
(1)	Effective interest rate as of March 31, 2023. The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(2)	As of March 31, 2023, one-month term SOFR was 4.80%. As of March 31, 2023 and December 31, 2022, letters of credit with an aggregate face amount of $467,000 were outstanding under our revolving credit facility.
(3)	As of March 31, 2023 and December 31, 2022, excludes $2.9 million and $3.3 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our balance sheets.
(4)	As of March 31, 2023 and December 31, 2022, the outstanding balance was fixed by interest rate swap agreements, which fix SOFR at a weighted average interest rate of 1.46% for the Tranche A-1 Term Loan and 2.14% for the Tranche A-2 Term Loan. Interest rate swaps for the Tranche A-1 Term Loan with a total notional value of $200.0 million mature in July 2024. Interest rate swaps for the Tranche A-2 Term Loan with a total notional value of $200.0 million mature in July 2024 and with a total notional value of $150.0 million mature in January 2028. We have two forward-starting interest rate swaps that will be effective July 2024 with a total notional value of $200.0 million, which will effectively fix SOFR at a weighted average interest rate of 2.61% through the maturity date. The interest rate for our Tranche A-2 Term Loan excludes a 0.15% per annum commitment fee on the undrawn $50.0 million of commitments.

8.Other Liabilities, Net

The following is a summary of other liabilities, net:

	March 31, 2023	December 31, 2022

	(In thousands)
Lease intangible liabilities, net	$6,839	$7,275
Lease assumption liabilities	1,964	2,647
Lease incentive liabilities	11,434	11,539
Liabilities related to operating lease right-of-use assets (1)	66,511	5,308
Prepaid rent	18,295	15,923
Security deposits	13,432	13,963
Environmental liabilities	17,990	17,990
Deferred tax liability, net	4,887	4,903
Dividends payable	—	29,621
Derivative agreements, at fair value	166	—
Deferred purchase price related to the acquisition of a development parcel	19,047	19,447
Other	4,062	4,094
Total other liabilities, net	$164,627	$132,710
(1)	Includes our corporate office lease at 4747 Bethesda Avenue as of March 31, 2023.

9.Redeemable Noncontrolling Interests

JBG SMITH LP

OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. Vested LTIP Units are redeemable into OP Units. During the three months ended March 31, 2023 and 2022, unitholders redeemed 756,356 and 207,882 OP Units, which we elected to redeem for an equivalent number of our common shares. As of March 31, 2023, outstanding OP Units and redeemable LTIP Units totaled 14.8 million, representing an 11.5% ownership interest in JBG SMITH LP. Our OP Units and certain vested LTIP Units are presented at the higher of their redemption value or their carrying value, with adjustments to the redemption value recognized in "Additional paid-in capital" in our balance sheets. Redemption value per OP Unit is equivalent to the market value of one common share at the end of the period. In April 2023, unitholders redeemed 685,132 OP Units and LTIP Units, which we elected to redeem for an equivalent number of our common shares.

Consolidated Real Estate Venture

We were a partner in a consolidated real estate venture that owned a multifamily asset, The Wren, located in Washington, D.C. As of March 31, 2022, we held a 96.0% ownership interest in the real estate venture. In October 2022, one partner redeemed its 3.7% interest, and in February 2023, another partner redeemed its 0.3% interest, increasing our ownership interest to 100.0% as of March 31, 2023.

The following is a summary of the activity of redeemable noncontrolling interests:

	Three Months Ended March 31,
	2023			2022
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance, beginning of period	$480,663	$647	$481,310	$513,268	$9,457	$522,725
Redemptions	(13,782)	(647)	(14,429)	(6,014)	—	(6,014)
LTIP Units issued in lieu of cash bonuses (1)	4,456	—	4,456	5,597	—	5,597
Net income (loss)	3,363	—	3,363	(3)	13	10
Other comprehensive income (loss)	(2,225)	—	(2,225)	2,966	—	2,966
Distributions	—	—	—	—	(69)	(69)
Share-based compensation expense	9,543	—	9,543	12,527	—	12,527
Adjustment to redemption value	(24,240)	—	(24,240)	8,384	(77)	8,307
Balance, end of period	$457,778	$—	$457,778	$536,725	$9,324	$546,049
(1)	See Note 11 for additional information.

10.Property Rental Revenue

The following is a summary of property rental revenue from our non-cancellable leases:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Fixed	$113,071	$120,637
Variable	10,962	10,961
Property rental revenue	$124,033	$131,598

11.Share-Based Payments

LTIP Units and Time-Based LTIP Units

During the three months ended March 31, 2023, we granted to certain employees 922,459 LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") and a weighted average grant-date fair value of $17.73 per unit that primarily vest ratably over four years subject to continued employment. Compensation expense for these units is primarily being recognized over a four-year period.

In February 2023, we granted 280,342 fully vested LTIP Units to certain employees, who elected to receive all or a portion of their cash bonuses related to 2022 service as LTIP Units. The LTIP units had a grant-date fair value of $15.90 per unit. Compensation expense totaling $4.5 million for these LTIP Units was recognized in 2022.

The aggregate grant-date fair value of the Time-Based LTIP Units and the LTIP Units granted during the three months ended March 31, 2023 was $20.8 million. The Time-Based LTIP Units and the LTIP Units were valued based on the closing common share price on the grant date, less a discount for post-grant restrictions. The discount was determined using Monte Carlo simulations based on the following significant assumptions:

Expected volatility	26.0%
Risk-free interest rate	4.6% to 4.8%
Post-grant restriction periods	2 years

In May 2023, as part of their annual compensation, we granted to non-employee trustees a total of 155,523 fully vested LTIP Units with a grant-date fair value of $11.30 per unit, which includes LTIP Units elected in lieu of cash retainers. The LTIP Units may not be sold while a trustee is serving on the Board of Trustees.

Appreciation-Only LTIP Units ("AO LTIP Units")

In January 2023, we granted to certain employees 1.7 million performance-based AO LTIP Units with a grant-date fair value of $3.73 per unit. The AO LTIP Units are structured in the form of profits interests that provide for a share of appreciation determined by the increase in the value of a common share at the time of conversion over the participation threshold of $20.83. The AO LTIP Units are subject to a TSR modifier whereby the number of AO LTIP Units that will ultimately be earned will be increased or reduced by as much as 25%. The AO LTIP Units have a three-year performance period with 50% of the AO LTIP Units that are earned vesting at the end of the three-year performance period and the remaining 50% vesting on the fourth anniversary of the grant date, subject to continued employment. The AO LTIP Units expire on the tenth anniversary of their grant date.

The aggregate grant-date fair value of the AO LTIP Units granted during the three months ended March 31, 2023 was $6.4 million, valued using Monte Carlo simulations based on the following significant assumptions:

Expected volatility	30.0%
Dividend yield	3.2%
Risk-free interest rate	4.1%

LTIP Units with Performance-Based Vesting Requirements ("Performance-Based LTIP Units")

In January 2023, 470,773 Performance-Based LTIP Units, which were unvested as of December 31, 2022, were forfeited because the performance measures were not met.

Restricted Share Units ("RSUs")

In January 2023, we granted to certain non-executive employees 78,681 time-based RSUs ("Time-Based RSUs") with a grant-date fair value of $18.94 per unit. Vesting requirements and compensation expense recognition for the Time-Based RSUs are primarily consistent to those of the Time-Based LTIP Units granted in 2023.

The aggregate grant-date fair value of the RSUs granted during the three months ended March 31, 2023 was $1.5 million. The Time-Based RSUs were valued based on the closing common share price on the date of grant.

Share-Based Compensation Expense

The following is a summary of share-based compensation expense:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Time-Based LTIP Units	$5,532	$6,126
AO LTIP Units and Performance-Based LTIP Units	3,660	4,157
Other equity awards (1)	1,536	1,427
Share-based compensation expense - other	10,728	11,710
Formation awards, OP Units and LTIP Units (2)	108	957
Special Time-Based LTIP Units and Special Performance-Based LTIP Units (3)	243	1,287
Share-based compensation related to Formation Transaction and special equity awards (4)	351	2,244
Total share-based compensation expense	11,079	13,954
Less: amount capitalized	(651)	(1,050)
Share-based compensation expense	$10,428	$12,904

(1)	Primarily comprising compensation expense for: (i) fully vested LTIP Units issued to certain employees in lieu of all or a portion of any cash bonuses earned, (ii) RSUs and (iii) shares issued under our ESPP.
(2)	Includes share-based compensation expense for formation awards, LTIP Units and OP Units issued in the Formation Transaction, which fully vested in July 2022.
(3)	Represents equity awards issued related to our successful pursuit of Amazon's additional headquarters in National Landing.
(4)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in our statements of operations.

As of March 31, 2023, we had $53.2 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 2.8 years.

12.Transaction and Other Costs

The following is a summary of transaction and other costs:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Completed, potential and pursued transaction expenses (1)	$47	$732
Severance and other costs	1,448	145
Demolition costs	977	22
Transaction and other costs	$2,472	$899
(1)	Primarily consists of legal costs related to pursued transactions.

13.Interest Expense

The following is a summary of interest expense:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Interest expense before capitalized interest	$27,908	$18,442
Amortization of deferred financing costs	1,279	1,130
Interest expense related to finance lease right-of-use assets	—	1,844
Net (gain) loss on derivative financial instruments designated as ineffective hedges:
Net unrealized (gain) loss	2,697	(3,367)
Net realized loss	133	—
Capitalized interest	(5,175)	(1,771)
Interest expense	$26,842	$16,278

14.Shareholders' Equity and Earnings (Loss) Per Common Share

Common Shares Repurchased

Our Board of Trustees previously authorized the repurchase of up to $1.0 billion of our outstanding common shares, and in May 2023, increased the common share repurchase authorization to $1.5 billion. During the three months ended March 31, 2023, we repurchased and retired 1.2 million common shares for $20.1 million, a weighted average purchase price per share of $16.66. During the three months ended March 31, 2022, we repurchased and retired 3.3 million common shares for $93.1 million, a weighted average purchase price per share of $27.86. Since we began the share repurchase program, as of March 31, 2023, we have repurchased and retired 24.5 million common shares for $643.6 million, a weighted average purchase price per share of $26.25.

During the second quarter of 2023, through the date of this filing, we repurchased and retired 2.8 million common shares for $40.1 million, a weighted average purchase price per share of $14.16, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

Earnings (Loss) Per Common Share

The following is a summary of the calculation of basic and diluted earnings (loss) per common share and a reconciliation of net income (loss) to the amounts of net income (loss) attributable to common shareholders used in calculating basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
	2023	2022

	(In thousands, except per share amounts)
Net income (loss)	$24,310	$(77)
Net income attributable to redeemable noncontrolling interests	(3,363)	(10)
Net loss attributable to noncontrolling interests	224	55
Net income (loss) attributable to common shareholders	$21,171	$(32)

Weighted average number of common shares outstanding - basic and diluted	114,052	126,682

Earnings (loss) per common share - basic and diluted	$0.19	$—

The effect of the redemption of OP Units, Time-Based LTIP Units, fully vested LTIP Units and Special Time-Based LTIP Units that were outstanding as of March 31, 2023 and 2022 is excluded in the computation of diluted earnings (loss) per common share as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings (loss) per share). Since OP Units, Time-Based LTIP Units, LTIP Units and Special Time-Based LTIP Units, which are held by noncontrolling interests, are attributed gains at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average impact are excluded from net income (loss) available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted earnings (loss) per common share. AO LTIP Units, Performance-Based LTIP Units, formation awards and RSUs, which totaled 5.5 million and 6.0 million for the three months ended March 31, 2023 and 2022, were excluded from the calculation of diluted earnings (loss) per common share as they were antidilutive, but potentially could be dilutive in the future.

Dividends Declared in May 2023

On May 4, 2023, our Board of Trustees declared a quarterly dividend of $0.225 per common share, payable on June 30, 2023 to shareholders of record as of June 23, 2023.

15.Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments.

As of March 31, 2023 and December 31, 2022, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized gain on our derivative financial instruments designated as effective hedges was $37.1 million and $55.0 million as of March 31, 2023 and December 31, 2022 and was recorded in "Accumulated other comprehensive income" in our balance sheets, of which a portion was allocated to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $26.0 million of the net unrealized gain as a decrease to interest expense.

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

The following is a summary of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
March 31, 2023
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$36,381	—	$36,381	—
Classified as liabilities in "Other liabilities, net"	166	—	166	—
Derivative financial instruments designated as ineffective hedges:
Classified as assets in "Other assets, net"	5,308	—	5,308	—

December 31, 2022
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$53,515	—	$53,515	—
Derivative financial instruments designated as ineffective hedges:
Classified as assets in "Other assets, net"	8,107	—	8,107	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2023 and December 31, 2022, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains and losses included in "Other comprehensive income (loss)" in our statements of comprehensive income for the three months ended March 31, 2023 and 2022 were attributable to the net change in unrealized gains or losses related to effective interest rate swaps that were outstanding during those periods, none of which were reported in our statements of operations as the interest rate swaps were documented and qualified as hedging instruments.

Financial Assets and Liabilities Not Measured at Fair Value

As of March 31, 2023 and December 31, 2022, all financial assets and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	March 31, 2023		December 31, 2022
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgage loans	$1,817,915	$1,741,108	$1,901,875	$1,830,651
Unsecured term loans	550,000	550,929	550,000	551,369
(1)	The carrying amount consists of principal only.

The fair values of the mortgage loans and unsecured term loans were determined using Level 2 inputs of the fair value hierarchy. The fair value of our mortgage loans is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our unsecured term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms.

16.Segment Information

We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. We define our reportable segments to be aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker ("CODM"), makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we aggregate our operating segments into three reportable segments (multifamily, commercial, and third-party asset management and real estate services) based on the economic characteristics and nature of our assets and services.

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

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Property management fees	$4,952	$4,808
Asset management fees	1,103	1,771
Development fees	1,986	3,539
Leasing fees	1,356	1,839
Construction management fees	340	150
Other service revenue	1,224	816
Third-party real estate services revenue, excluding reimbursements	10,961	12,923
Reimbursement revenue (1)	11,823	11,047
Third-party real estate services revenue, including reimbursements	22,784	23,970
Third-party real estate services expenses	23,823	27,049
Third-party real estate services revenue less expenses	$(1,039)	$(3,079)

(1)	Represents reimbursement of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Management company assets primarily consist of management and leasing contracts with a net book value of $12.2 million and $13.7 million as of March 31, 2023 and December 31, 2022, which were included in "Intangible assets, net" in our balance sheets. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

The following is the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net income (loss) attributable to common shareholders	$21,171	$(32)
Add:
Depreciation and amortization expense	53,431	58,062
General and administrative expense:
Corporate and other	16,123	15,815
Third-party real estate services	23,823	27,049
Share-based compensation related to Formation Transaction and special equity awards	351	2,244
Transaction and other costs	2,472	899
Interest expense	26,842	16,278
Loss on the extinguishment of debt	—	591
Income tax benefit	(16)	(471)
Net income attributable to redeemable noncontrolling interests	3,363	10
Net loss attributable to noncontrolling interests	(224)	(55)
Less:
Third-party real estate services, including reimbursements revenue	22,784	23,970
Other revenue	1,726	2,196
Income from unconsolidated real estate ventures, net	433	3,145
Interest and other income, net	4,077	14,246
Gain (loss) on the sale of real estate, net	40,700	(136)
Consolidated NOI	$77,616	$76,969

The following is a summary of NOI by segment. Items classified in the Other column include development assets, corporate entities, land assets for which we are the ground lessor and the elimination of inter-segment activity.

	Three Months Ended March 31, 2023
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$71,917	$49,910	$2,206	$124,033
Parking revenue	4,138	224	57	4,419
Total property revenue	76,055	50,134	2,263	128,452
Property expense:
Property operating	19,371	17,455	(1,214)	35,612
Real estate taxes	9,001	5,608	615	15,224
Total property expense	28,372	23,063	(599)	50,836
Consolidated NOI	$47,683	$27,071	$2,862	$77,616

	Three Months Ended March 31, 2022
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$87,621	$42,108	$1,869	$131,598
Parking revenue	4,012	134	55	4,201
Total property revenue	91,633	42,242	1,924	135,799
Property expense:
Property operating	26,202	13,755	687	40,644
Real estate taxes	11,777	5,221	1,188	18,186
Total property expense	37,979	18,976	1,875	58,830
Consolidated NOI	$53,654	$23,266	$49	$76,969

The following is a summary of certain balance sheet data by segment:

	Commercial	Multifamily	Other	Total

	(In thousands)
March 31, 2023
Real estate, at cost	$2,567,810	$3,055,495	$419,938	$6,043,243
Investments in unconsolidated real estate ventures	229,642	—	83,009	312,651
Total assets	2,507,262	2,444,022	883,736	5,835,020

December 31, 2022
Real estate, at cost	$2,754,832	$2,986,907	$416,343	$6,158,082
Investments in unconsolidated real estate ventures	218,723	304	80,854	299,881
Total assets	2,829,576	2,483,902	589,960	5,903,438

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

Construction Commitments

As of March 31, 2023, we had assets under construction that, based on our current plans and estimates, require an additional $346.5 million to complete, which we anticipate will be primarily expended over the next three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset sales and recapitalizations, and available cash.

Environmental Matters

Most of our assets have been subject to environmental assessments that are intended to evaluate the environmental condition of the assets. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $18.0 million as of March 31, 2023 and December 31, 2022 and are included in "Other liabilities, net" in our balance sheets.

Other

As of March 31, 2023, we had committed tenant-related obligations totaling $60.6 million ($58.6 million related to our consolidated entities and $2.0 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

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

As of March 31, 2023, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures and other investments totaling $62.6 million. As of March 31, 2023, we had no principal payment guarantees related to our unconsolidated real estate ventures.

Additionally, with respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of March 31, 2023, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

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

We launched the WHI with the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. We are the manager for the WHI Impact Pool, which is the social impact debt financing vehicle of the WHI. As of March 31, 2023, the WHI Impact Pool had completed closings of capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million. As of March 31, 2023, our remaining unfunded commitment was $4.3 million.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds and the WHI Impact Pool and its affiliates was $5.0 million and $5.5 million for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, we had receivables from the JBG Legacy Funds and the WHI Impact Pool and its affiliates totaling $5.2 million and $4.5 million for such services.

Commencing in March 2023, in connection with the sale of an 80.0% interest in 4747 Bethesda Avenue, we leased our corporate offices from an unconsolidated real estate venture and incurred $158,000 of rent expense for the three months ended March 31, 2023, which is included in "General and administrative expense" in our statement of operations.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $2.4 million and $3.1 million during the three months ended March 31, 2023 and 2022, which is included in "Property operating expenses" in our statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "estimates," "intends," "plans," "would," "may" or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 21, 2023 ("Annual Report") and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and our Annual Report.

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

Organization and Basis of Presentation

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust, owns and operates a portfolio of multifamily and commercial assets amenitized with ancillary retail. JBG SMITH's portfolio reflects its longstanding strategy of owning and operating assets within Metro-served submarkets in the Washington, D.C. metropolitan area with high barriers to entry and vibrant urban amenities. Approximately two-thirds of our portfolio is in National Landing, which is anchored by four key demand drivers: Amazon.com, Inc.'s ("Amazon") new headquarters; Virginia Tech's under-construction $1 billion Innovation Campus; the submarket’s proximity to the Pentagon; and our deployment of next-generation public and private 5G digital infrastructure. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the Washington Housing Initiative ("WHI") Impact Pool, the legacy funds formerly organized by The JBG Companies ("JBG") (the "JBG Legacy Funds") and other third parties. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. JBG SMITH is referred to as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our: (i) 10.0% subordinated interest in one commercial building, (ii) 33.5% subordinated interest in four commercial buildings and (iii) 49.0% interest in three commercial buildings (the "L'Enfant Plaza Assets"), as well as the associated non-recourse mortgage loans, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures, and we have not guaranteed their obligations or otherwise committed to providing financial support.

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and 2022. References to our balance sheets refer to our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. References to our statements of operations refer to our condensed consolidated statements of operations for the three months ended

March 31, 2023 and 2022. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022.

The accompanying financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

We have elected to be taxed as a real estate investment trust ("REIT") under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under those sections, a REIT which distributes at least 90% of its REIT taxable income as dividends to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. We currently adhere and intend to continue to adhere to these requirements and to maintain our REIT status in future periods. We also participate in the activities conducted by our subsidiary entities that have elected to be treated as taxable REIT subsidiaries under the Code. As such, we are subject to federal, state and local taxes on the income from those activities.

We aggregate our operating segments into three reportable segments (multifamily, commercial, and third-party asset management and real estate services) based on the economic characteristics and nature of our assets and services.

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

Overview

As of March 31, 2023, our Operating Portfolio consisted of 51 operating assets comprising 31 commercial assets totaling 9.7 million square feet (8.2 million square feet at our share), 18 multifamily assets totaling 6,756 units (6,756 units at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have two under-construction multifamily assets with 1,583 units (1,583 units at our share) and 20 assets in the development pipeline totaling 12.5 million square feet (9.8 million square feet at our share) of estimated potential development density.

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

We expect Amazon to occupy its new headquarters at Metropolitan Park in National Landing in June 2023. We currently have leases with Amazon totaling 1.0 million square feet across six office buildings in National Landing. We sold Amazon two of our National Landing development sites, Metropolitan Park and Pen Place. We are the developer, property manager and retail leasing agent for Amazon's new headquarters at National Landing. We are currently constructing two new office buildings for Amazon on Metropolitan Park, totaling 2.1 million square feet, inclusive of approximately 50,000 square feet of street-level retail with new shops and restaurants.

Outlook

A fundamental component of our strategy to maximize long-term net asset value ("NAV") per share is active capital allocation. We evaluate development, acquisition, disposition, share repurchases and other investment decisions based on how they may impact long-term NAV per share. We intend to continue to opportunistically sell or recapitalize assets as well as land sites where a ground lease or joint venture execution may represent the most attractive path to maximizing value. Successful execution of our capital allocation strategy enables us to source capital at NAV from the disposition of assets generating low cash yields and invest those proceeds in new acquisitions with higher cash yields and growth, as well as in development projects with significant yield spreads and profit potential. We view this strategy as a key tool to source capital. Consequently, at any given time, we expect to be in various stages of discussions and negotiations with potential buyers, real estate venture partners, ground lessors and other counterparties with respect to sales, joint ventures and/or ground leases for certain of our assets, including portfolios thereof. These discussions and negotiations may or may not lead to definitive documentation or closed transactions. We anticipate redeploying the proceeds from these sales will not only help fund our planned growth, but will also further advance the strategic shift of our portfolio to majority multifamily. Curbed lending activity, however, has significantly slowed down the pace of asset sales and we expect this reduced activity to continue for the rest of 2023. In the meantime, we continue to advance our two under-construction multifamily assets in National Landing, 1900 Crystal Drive and 2000/2001 South Bell Street, totaling 1,583 units.

Our office portfolio occupancy as of March 31, 2023 increased by 10 basis points compared to December 31, 2022. Although new leasing has been slow to recover and will likely continue to lag due to delayed return-to-the office plans and decision-making related to future office utilization, we were able to execute 114,000 square feet of office leases during the first quarter, over 90% of which comprised leases in National Landing. We have 619,000 square feet of office leases expiring in 2023 with another 40,500 square feet currently in month-to-month status. Our ability to renew or re-lease this space will impact our occupancy in 2023.

Our multifamily portfolio occupancy as of March 31, 2023 decreased by 70 basis points compared to December 31, 2022 as lower leasing volume is typical for the first quarter. For first quarter lease expirations, we increased rents by 9.3% upon renewal while achieving a 54.7% renewal rate across our portfolio.

Operating Results

Key highlights for the three months ended March 31, 2023 included:

●	net income attributable to common shareholders of $21.2 million, or $0.19 per diluted common share, compared to a net loss attributable to common shareholders of $32,000, or $0.00 per diluted common share, for the three months ended March 31, 2022;
●	third-party real estate services revenue, including reimbursements, of $22.8 million compared to $24.0 million for the three months ended March 31, 2022;
●	operating commercial portfolio leased and occupied percentages at our share of 87.6% and 85.2% as of March 31, 2023 compared to 88.5% and 85.1% as of December 31, 2022, and 85.2% and 83.3% as of March 31, 2022;
●	operating multifamily portfolio leased and occupied percentages (1) at our share of 95.0% and 92.9% as of March 31, 2023 compared to 94.5% and 93.6% as of December 31, 2022, and 94.1% and 91.6% as of March 31, 2022;
●	the leasing of 114,000 square feet at our share, at an initial rent (2) of $50.92 per square foot and a GAAP-basis weighted average rent per square foot (3) of $51.03; and
●	a decrease in same store (4) NOI of 0.7% to $76.1 million compared to $76.6 million for the three months ended March 31, 2022.
(1)	2221 S. Clark Street - Residential and 900 W Street are excluded from leased and occupied percentages as they are operated as short-term rental properties.
(2)	Represents the cash basis weighted average starting rent per square foot at our share, which excludes free rent and fixed escalations.
(3)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations.
(4)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the three months ended March 31, 2023 included:

●	a $187.6 million loan facility, collateralized by The Wren and F1RST Residences. The loan has a seven-year term and a fixed interest rate of 5.13%. This loan is the initial advance under a Fannie Mae multifamily credit facility which provides flexibility for collateral substitutions, future advances tied to performance, ability to mix fixed and floating rates, and staggered maturities. Proceeds from the loan were used, in part, to repay the $131.5 million mortgage loan on 2121 Crystal Drive, which had a fixed interest rate of 5.51%;
●	the sale of a development parcel for a gross sales price of $5.5 million;
●	the sale of an 80.0% interest in 4747 Bethesda Avenue. See Note 4 to the financial statements for additional information;
●	the payment of dividends totaling $25.7 million and distributions to redeemable noncontrolling interests of $4.0 million;
●	the repurchase and retirement of 1.2 million of our common shares for $20.1 million, a weighted average purchase price per share of $16.66; and
●	the investment of $78.3 million in development, construction in progress and real estate additions.

Activity subsequent to March 31, 2023 included:

●	the increase by our Board of Trustees of our common share repurchase authorization to $1.5 billion;
●	the repurchase and retirement of 2.8 million common shares for $40.1 million, a weighted average purchase price per share of $14.16, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended; and
●	the declaration of a quarterly dividend of $0.225 per common share, payable on June 30, 2023 to shareholders of record as of June 23, 2023.

Critical Accounting Estimates

Our Annual Report contains a description of our critical accounting estimates, including asset acquisitions, real estate, investments in real estate ventures and revenue recognition. There have been no significant changes to our policies during the three months ended March 31, 2023.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of recent accounting pronouncements.

Results of Operations

During the three months ended March 31, 2023, we sold an 80.0% interest in 4747 Bethesda Avenue to an unconsolidated real estate venture. In 2022, we sold the Universal Buildings and Pen Place, and sold 7200 Wisconsin Avenue, 1730 M Street, RTC-West/RTC-West Trophy Office/RTC-West Land and Courthouse Plaza 1 and 2 to an unconsolidated real estate venture. We collectively refer to these assets as the "Disposed Properties" in the discussion below. In 2022, we acquired the remaining 36.0% ownership interest in Atlantic Plumbing and the remaining 50.0% ownership interest in 8001 Woodmont, which were previously owned by unconsolidated real estate ventures and consolidated upon acquisition.

Comparison of the Three Months Ended March 31, 2023 to 2022

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended March 31, 2023 compared to the same period in 2022:

	Three Months Ended March 31,
	2023	2022	% Change

	(Dollars in thousands)
Property rental revenue	$124,033	$131,598	(5.7)%
Third-party real estate services revenue, including reimbursements	22,784	23,970	(4.9)%
Depreciation and amortization expense	53,431	58,062	(8.0)%
Property operating expense	35,612	40,644	(12.4)%
Real estate taxes expense	15,224	18,186	(16.3)%
General and administrative expense:
Corporate and other	16,123	15,815	1.9%
Third-party real estate services	23,823	27,049	(11.9)%
Share-based compensation related to Formation Transaction and special equity awards	351	2,244	(84.4)%
Income from unconsolidated real estate ventures, net	433	3,145	(86.2)%
Interest and other income, net	4,077	14,246	(71.4)%
Interest expense	26,842	16,278	64.9%
Gain (loss) on the sale of real estate, net	40,700	(136)	*

* Not meaningful.

Property rental revenue decreased by approximately $7.6 million, or 5.7%, to $124.0 million in 2023 from $131.6 million in 2022. The decrease was primarily due to a $15.7 million decrease in revenue from our commercial assets, partially offset by a $7.8 million increase in revenue from our multifamily assets. The decrease in revenue from our commercial assets was primarily due to an $18.5 million decrease related to the Disposed Properties, partially offset by a $1.2 million decrease in bad debt reserves. The increase in revenue from our multifamily assets was primarily due to a $5.4 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont, and a $1.6 million increase due to higher occupancies and rents at RiverHouse, The Bartlett and 2221 S. Clark Street - Residential.

Third-party real estate services revenue, including reimbursements, decreased by approximately $1.2 million, or 4.9%, to $22.8 million in 2023 from $24.0 million in 2022. The decrease was primarily due to a $1.6 million decrease in development fees related to the timing of development projects and a $668,000 decrease in asset management fees due to the sale of assets within the JBG Legacy Funds. The decrease in third-party real estate services revenue was partially offset by a $776,000 increase in reimbursement revenue.

Depreciation and amortization expense decreased by approximately $4.6 million, or 8.0%, to $53.4 million in 2023 from $58.1 million in 2022. The decrease was primarily due to a $7.3 million decrease related to the Disposed Properties and a $2.9 million decrease due to the amortization of the acquired in-place lease intangible in 2022 at The Batley. The decrease in depreciation and amortization expense was partially offset by a $6.2 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont.

Property operating expense decreased by approximately $5.0 million, or 12.4%, to $35.6 million in 2023 from $40.6 million in 2022. The decrease was primarily due to a $6.7 million decrease related to the Disposed Properties, and a $1.5 million decrease in costs incurred related to digital infrastructure initiatives in National Landing. The decrease in property operating expense was partially offset by a $2.7 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont, and an $876,000 increase in property expenses across our multifamily portfolio, primarily related to higher compensation expenses, cleaning expenses and rising costs.

Real estate tax expense decreased by approximately $3.0 million, or 16.3%, to $15.2 million in 2023 from $18.2 million in 2022. The decrease was primarily due to a $3.3 million decrease related to the Disposed Properties, partially offset by a $727,000 increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont.

General and administrative expense: corporate and other increased by approximately $308,000, or 1.9%, to $16.1 million in 2023 from $15.8 million in 2022. The increase was primarily due to a decrease in capitalized payroll, partially offset by lower compensation expenses.

General and administrative expense: third-party real estate services decreased by approximately $3.2 million, or 11.9%, to $23.8 million in 2023 from $27.0 million in 2022. The decrease was primarily due to a decrease in compensation expenses.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by approximately $1.9 million, or 84.4%, to $351,000 in 2023 from $2.2 million in 2022. The decrease was primarily due to the graded vesting of certain awards issued in prior years, which resulted in lower expense as portions of the awards vested.

Income from unconsolidated real estate ventures decreased by approximately $2.7 million, or 86.2%, to $433,000 in 2023 from $3.1 million in 2022. The decrease was primarily due to a $5.2 million gain at our share from the sale of various assets in 2022. The decrease in income from unconsolidated real estate ventures was partially offset by a $1.8 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont as these assets are not yet stabilized, and an $883,000 increase related to our suspension of the equity method of accounting for the L’Enfant Plaza Assets.

Interest and other income decreased by approximately $10.2 million, or 71.4%, to $4.1 million in 2023 from $14.2 million in 2022 primarily due to a realized gain of $13.9 million in 2022 from the sale of investments in equity securities, partially offset by a $2.1 million increase in interest income on our outstanding cash balances and a $1.8 million increase in unrealized gains from investments in real estate-focused technology companies.

Interest expense increased by approximately $10.6 million, or 64.9%, to $26.8 million in 2023 from $16.3 million in 2022. The increase in interest expense was primarily due to (i) a $6.1 million change in the fair value of our ineffective interest rate caps due to a decline in the forward interest rate curve, (ii) a $4.7 million increase related to 1225 S. Clark Street, The Bartlett, 1221 Van Street, 220 20th Street, 4747 Bethesda Avenue and 800 North Glebe Road, due to rising interest rates, (iii) a $2.8 million increase due to new mortgage loans entered into at WestEnd25, The Wren and F1RST Residences, (iv) a $2.1 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont, and (v) a $1.6 million increase related to additional draws on our term loans. The increase in interest expense was partially offset by (i) a $3.4 million increase in capitalized interest primarily related to 1900 Crystal Drive, (ii) a $2.9 million decrease related to the Disposed Properties and (iii) an $870,000 decrease related to a lower average outstanding balance on our revolving credit facility.

Gain on the sale of real estate of $40.7 million in 2023 was primarily due to the sale of an 80.0% interest in 4747 Bethesda Avenue. Loss on the sale of real estate of $136,000 in 2022 was due to the sale of a development parcel.

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

The following is the reconciliation of net income (loss) attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Three Months Ended March 31,
	2023	2022

Net income (loss) attributable to common shareholders	$21,171	$(32)
Net income attributable to redeemable noncontrolling interests	3,363	10
Net loss attributable to noncontrolling interests	(224)	(55)
Net income (loss)	24,310	(77)
(Gain) loss on the sale of real estate, net of tax	(40,700)	136
Gain on the sale of unconsolidated real estate assets	—	(5,243)
Real estate depreciation and amortization	51,611	55,517
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	2,760	6,870
FFO attributable to noncontrolling interests	224	(26)
FFO attributable to common limited partnership units ("OP Units")	38,205	57,177
FFO attributable to redeemable noncontrolling interests	(5,203)	(5,877)
FFO attributable to common shareholders	$33,002	$51,300

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

Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes disposed properties or properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. During the three months ended March 31, 2023, our same store pool increased to 49 properties from 47 properties due to the inclusion of The Wren and The Batley as they were in service for the entirety of the comparable periods. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under-construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same store NOI decreased $528,000, or 0.7%, to $76.1 million for the three months ended March 31, 2023 from $76.6 million for the same period in 2022. The decrease was substantially attributable to (i) increased abatement and higher utilities, partially offset by an increase in parking revenue in our commercial portfolio and (ii) higher occupancy and rents in our multifamily portfolio.

The following is the reconciliation of net income (loss) attributable to common shareholders to NOI and same store NOI:

	Three Months Ended March 31,
	2023	2022

	(Dollars in thousands)
Net income (loss) attributable to common shareholders	$21,171	$(32)
Add:
Depreciation and amortization expense	53,431	58,062
General and administrative expense:
Corporate and other	16,123	15,815
Third-party real estate services	23,823	27,049
Share-based compensation related to Formation Transaction and special equity awards	351	2,244
Transaction and other costs	2,472	899
Interest expense	26,842	16,278
Loss on the extinguishment of debt	—	591
Income tax benefit	(16)	(471)
Net income attributable to redeemable noncontrolling interests	3,363	10
Net loss attributable to noncontrolling interests	(224)	(55)
Less:
Third-party real estate services, including reimbursements revenue	22,784	23,970
Other revenue	1,726	2,196
Income from unconsolidated real estate ventures, net	433	3,145
Interest and other income, net	4,077	14,246
Gain (loss) on the sale of real estate, net	40,700	(136)
Consolidated NOI	77,616	76,969
NOI attributable to unconsolidated real estate ventures at our share	4,429	6,967
Non-cash rent adjustments (1)	(8,377)	(1,791)
Other adjustments (2)	6,845	8,760
Total adjustments	2,897	13,936
NOI	80,513	90,905
Less: out-of-service NOI loss (3)	(710)	(1,448)
Operating Portfolio NOI	81,223	92,353
Non-same store NOI (4)	5,114	15,716
Same store NOI (5)	$76,109	$76,637

Change in same store NOI	(0.7%)
Number of properties in same store pool	49
(1)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.
(2)	Adjustment to include other revenue and payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue and allocated corporate general and administrative expenses to operating properties.
(3)	Includes the results of our under-construction assets and assets in the development pipeline.
(4)	Includes the results of properties that were not in-service for the entirety of both periods being compared, including disposed properties, and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(5)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared.

Reportable Segments

We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. We define our reportable segments to be aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker ("CODM"), makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we aggregate our operating segments into three reportable segments (multifamily, commercial, and third-party asset management and real estate services) based on the economic characteristics and nature of our assets and services.

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

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Property management fees	$4,952	$4,808
Asset management fees	1,103	1,771
Development fees	1,986	3,539
Leasing fees	1,356	1,839
Construction management fees	340	150
Other service revenue	1,224	816
Third-party real estate services revenue, excluding reimbursements	10,961	12,923
Reimbursement revenue (1)	11,823	11,047
Third-party real estate services revenue, including reimbursements	22,784	23,970
Third-party real estate services expenses	23,823	27,049
Third-party real estate services revenue less expenses	$(1,039)	$(3,079)
(1)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

See discussion of third-party real estate services revenue, including reimbursements, and third-party real estate services expenses for the three months ended March 31, 2023 in the preceding pages under "Results of Operations."

Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below. Property revenue is calculated as property rental revenue plus parking revenue. Property expense is calculated as property operating expenses plus real estate taxes. Consolidated NOI is calculated as property revenue less property expense. See Note 16 to the financial statements for the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI for the three months ended March 31, 2023 and 2022.

The following is a summary of NOI by segment:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Property revenue:
Commercial	$76,055	$91,633
Multifamily	50,134	42,242
Other (1)	2,263	1,924
Total property revenue	128,452	135,799

Property expense:
Commercial	28,372	37,979
Multifamily	23,063	18,976
Other (1)	(599)	1,875
Total property expense	50,836	58,830

Consolidated NOI:
Commercial	47,683	53,654
Multifamily	27,071	23,266
Other (1)	2,862	49
Consolidated NOI	$77,616	$76,969
(1)	Includes activity related to development assets, corporate entities, land assets for which we are the ground lessor and the elimination of inter-segment activity.

Comparison of the Three Months Ended March 31, 2023 to 2022

Commercial: Property revenue decreased by $15.6 million, or 17.0%, to $76.1 million in 2023 from $91.6 million in 2022. Consolidated NOI decreased by $6.0 million, or 11.1%, to $47.7 million in 2023 from $53.7 million in 2022. The decreases in property revenue and consolidated NOI were due to the Disposed Properties, partially offset by increased occupancy at 1550 Crystal Drive and 241 18th Street, and the recovery of previously reserved balances.

Multifamily: Property revenue increased by $7.9 million, or 18.7%, to $50.1 million in 2023 from $42.2 million in 2022. Consolidated NOI increased by $3.8 million, or 16.4%, to $27.1 million in 2023 from $23.3 million in 2022. The increases in property revenue and consolidated NOI were due to the consolidation of Atlantic Plumbing and 8001 Woodmont in 2022, and higher occupancy and rental rates across the portfolio. The increase in consolidated NOI was partially offset by an increase in operating costs.

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

Mortgage Loans

The following is a summary of mortgage loans:

	Weighted Average
	Effective
	Interest Rate (1)	March 31, 2023	December 31, 2022

		(In thousands)
Variable rate (2)	5.47%	$754,281	$892,268
Fixed rate (3)	4.43%	1,063,634	1,009,607
Mortgage loans		1,817,915	1,901,875
Unamortized deferred financing costs and premium/discount, net (4)		(15,864)	(11,701)
Mortgage loans, net		$1,802,051	$1,890,174
(1)	Weighted average effective interest rate as of March 31, 2023.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike is 2.35%, and the weighted average maturity date of the interest rate caps is August 1, 2023. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of March 31, 2023, one-month London Interbank Offered Rate ("LIBOR") was 4.86% and one-month term Secured Overnight Financing Rate ("SOFR") was 4.80%.
(3)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.
(4)	As of March 31, 2023 and December 31, 2022, excludes $2.1 million and $2.2 million of net deferred financing costs related to unfunded mortgage loans that were included in "Other assets, net" in our balance sheets.

As of March 31, 2023 and December 31, 2022, the net carrying value of real estate collateralizing our mortgage loans totaled $2.2 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgage loans are recourse to us. See Note 17 to the financial statements for additional information.

In January 2023, we entered into a $187.6 million loan facility, collateralized by The Wren and F1RST Residences. The loan has a seven-year term and a fixed interest rate of 5.13%. This loan is the initial advance under a Fannie Mae multifamily credit facility which provides flexibility for collateral substitutions, future advances tied to performance, ability to mix fixed and floating rates, and staggered maturities. Proceeds from the loan were used, in part, to repay the $131.5 million mortgage loan on 2121 Crystal Drive, which had a fixed interest rate of 5.51%.

As of March 31, 2023 and December 31, 2022, we had various interest rate swap and cap agreements on certain mortgage loans with an aggregate notional value of $1.2 billion and $1.3 billion. See Note 15 to the financial statements for additional information.

Credit Facility

As of March 31, 2023 and December 31, 2022, our $1.6 billion credit facility consisted of an undrawn $1.0 billion revolving credit facility maturing in January 2025, a $200.0 million unsecured term loan ("Tranche A-1 Term Loan") maturing in January 2025, and a $350.0 million unsecured term loan ("Tranche A-2 Term Loan") maturing in January 2028, which has a $50.0 million additional advance available, which we will draw in May 2023.

The following is a summary of amounts outstanding under the credit facility:

	Effective
	Interest Rate (1)	March 31, 2023	December 31, 2022

		(In thousands)
Revolving credit facility (2) (3)	5.95%	$—	$—

Tranche A-1 Term Loan (4)	2.61%	$200,000	$200,000
Tranche A-2 Term Loan (4)	3.39%	350,000	350,000
Unsecured term loans		550,000	550,000
Unamortized deferred financing costs, net		(2,744)	(2,928)
Unsecured term loans, net		$547,256	$547,072
(1)	Effective interest rate as of March 31, 2023. The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(2)	As of March 31, 2023, one-month term SOFR was 4.80%. As of March 31, 2023 and December 31, 2022, letters of credit with an aggregate face amount of $467,000 were outstanding under our revolving credit facility.
(3)	As of March 31, 2023 and December 31, 2022, excludes $2.9 million and $3.3 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our balance sheets.
(4)	As of March 31, 2023 and December 31, 2022, the outstanding balance was fixed by interest rate swap agreements, which fix SOFR at a weighted average interest rate of 1.46% for the Tranche A-1 Term Loan and 2.14% for the Tranche A-2 Term Loan. Interest rate swaps for the Tranche A-1 Term Loan with a total notional value of $200.0 million mature in July 2024. Interest rate swaps for the Tranche A-2 Term Loan with a total notional value of $200.0 million mature in July 2024 and with a total notional value of $150.0 million mature in January 2028. We have two forward-starting interest rate swaps that will be effective July 2024 with a total notional value of $200.0 million, which will effectively fix SOFR at a weighted average interest rate of 2.61% through the maturity date. The interest rate for our Tranche A-2 Term Loan excludes a 0.15% per annum commitment fee on the undrawn $50.0 million of commitments.

As of March 31, 2023, we had debt with a principal balance totaling $692.7 million and hedging arrangements with a notional value totaling $1.0 billion that use LIBOR as a reference rate. On November 30, 2020, the United Kingdom regulator announced its intentions to cease the publication of the one-week and two-month USD-LIBOR immediately following the December 31, 2021 publications, and the remaining USD-LIBOR tenors immediately following the June 30, 2023 publications. Though an alternative reference rate for LIBOR, the SOFR, exists, significant uncertainties still remain. We can provide no assurance regarding the future of LIBOR and when our LIBOR-based instruments will transition from LIBOR as a reference rate to SOFR or another reference rate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things, result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.

Common Shares Repurchased

Our Board of Trustees previously authorized the repurchase of up to $1.0 billion of our outstanding common shares, and in May 2023, increased the common share repurchase authorization to $1.5 billion. During the three months ended March 31, 2023, we repurchased and retired 1.2 million common shares for $20.1 million, a weighted average purchase price per share of $16.66. During the three months ended March 31, 2022, we repurchased and retired 3.3 million common shares for $93.1 million, a weighted average purchase price per share of $27.86. Since we began the share repurchase program, as of March 31, 2023, we have repurchased and retired 24.5 million common shares for $643.6 million, a weighted average purchase price per share of $26.25.

During the second quarter of 2023, through the date of this filing, we repurchased and retired 2.8 million common shares for $40.1 million, a weighted average purchase price per share of $14.16, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

Material Cash Requirements

Our material cash requirements for the next 12 months and beyond are to fund:

●	normal recurring expenses;
●	debt service and principal repayment obligations, including balloon payments on maturing mortgage loans — as of March 31, 2023, we had $143.0 million on a consolidated basis and $165.0 million at our share scheduled to mature in 2023;
●	capital expenditures, including major renovations, tenant improvements and leasing costs — as of March 31, 2023, we had committed tenant-related obligations totaling $60.6 million ($58.6 million related to our consolidated entities and $2.0 million related to our unconsolidated real estate ventures at our share);
●	development expenditures — as of March 31, 2023, we had assets under construction that, based on our current plans and estimates, require an additional $346.5 million to complete, which we anticipate will be primarily expended over the next three years;
●	dividends to shareholders and distributions to holders of OP Units and LTIP Units — on May 4, 2023, our Board of Trustees declared a quarterly dividend of $0.225 per common share;
●	possible common share repurchases — during the second quarter of 2023, through the date of this filing, we repurchased and retired 2.8 million common shares for $40.1 million; and
●	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests.

We expect to satisfy these needs using one or more of the following:

●	cash and cash equivalents — as of March 31, 2023, we had cash and cash equivalents of $279.6 million;
●	cash flows from operations;
●	distributions from real estate ventures;
●	borrowing capacity under our current credit facility — as of March 31, 2023, we had $1.0 billion of availability under our credit facility, including $50.0 million undrawn under our Tranche A-2 Term Loan which we will draw in May 2023; and
●	proceeds from financings, asset sales and recapitalizations.

While we do not expect to do so during the next 12 months, we also can issue securities to raise funds.

During the three months ended March 31, 2023, there were no significant changes to the material cash requirements information presented in Item 7 of Part II of our Annual Report.

See additional information in the following pages under "Commitments and Contingencies."

Summary of Cash Flows

The following summary discussion of our cash flows is based on our statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Net cash provided by operating activities	$42,632	$69,598
Net cash used in investing activities	(26,673)	(32,951)
Net cash provided by (used in) financing activities	31,860	(119,529)

Cash Flows for the Three Months Ended March 31, 2023

Cash and cash equivalents, and restricted cash increased $47.8 million to $321.9 million as of March 31, 2023, compared to $274.1 million as of December 31, 2022. This increase resulted from $42.6 million of net cash provided by operating activities and $31.9 million of net cash provided by financing activities, partially offset by $26.7 million of net cash used in investing activities. Our outstanding debt was $2.4 billion and $2.5 billion as of March 31, 2023 and December 31, 2022.

Net cash provided by operating activities of $42.6 million comprised: (i) $40.0 million of net income (before $56.4 million of non-cash items and a $40.7 million gain on the sale of real estate), (ii) $3.9 million of return on capital from unconsolidated real estate ventures and (iii) $1.2 million of net change in operating assets and liabilities. Non-cash income adjustments of $56.4 million primarily include depreciation and amortization expense, share-based compensation expense, deferred rent and other non-cash items.

Net cash used in investing activities of $26.7 million primarily comprised: (i) $78.3 million of development costs, construction in progress and real estate additions and (ii) $16.9 million of investments in unconsolidated real estate ventures and other investments, partially offset by (iii) $69.0 million of proceeds from the sale of real estate.

Net cash provided by financing activities of $31.9 million primarily comprised: (i) $223.3 million of borrowings under mortgage loans, partially offset by (ii) $133.9 million of repayments of mortgage loans, (iii) $25.7 million of dividends paid to common shareholders, (iv) $20.1 million of common shares repurchased, (v) $7.2 million of debt issuance and modification costs, and (vi) $4.0 million of distributions to our redeemable noncontrolling interests.

Unconsolidated Real Estate Ventures

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of March 31, 2023, we had investments in unconsolidated real estate ventures totaling $312.7 million. For these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.

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

As of March 31, 2023, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures and other investments totaling $62.6 million. As of March 31, 2023, we had no principal payment guarantees related to our unconsolidated real estate ventures.

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

Construction Commitments

As of March 31, 2023, we had assets under construction that, based on our current plans and estimates, require an additional $346.5 million to complete, which we anticipate will be primarily expended over the next three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset sales and recapitalizations, and available cash.

Other

As of March 31, 2023, we had committed tenant-related obligations totaling $60.6 million ($58.6 million related to our consolidated entities and $2.0 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

With respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of March 31, 2023, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

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

Most of our assets have been subject to environmental assessments that are intended to evaluate the environmental condition of the assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks, and the preparation and issuance of a written report. Soil and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 17 to the financial statements, environmental liabilities totaled $18.0 million as of March 31, 2023 and December 31, 2022 and are included in "Other liabilities, net" in our balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following is a summary of our annual exposure to a change in interest rates:

	March 31, 2023			December 31, 2022
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgage loans:
Variable rate (1)	$754,281	5.47%	$2,525	$892,268	5.21%
Fixed rate (2)	1,063,634	4.43%	—	1,009,607	4.44%
	$1,817,915		$2,525	$1,901,875
Credit facility:
Revolving credit facility (3)	$—	5.95%	$—	$—	5.51%
Tranche A-1 Term Loan (4)	200,000	2.61%	—	200,000	2.61%
Tranche A-2 Term Loan (4)	350,000	3.39%	—	350,000	3.40%
	$550,000		$—	$550,000
Pro rata share of debt of unconsolidated real estate ventures (contractual balances):
Variable rate (1)	$57,005	5.69%	$165	$22,065	6.45%
Fixed rate (2)	33,000	4.13%	—	33,000	4.13%
	$90,005		$165	$55,065
(1)	Includes variable rate mortgage loans with interest rate cap agreements. For consolidated mortgage loans with interest rate caps, the weighted average interest rate cap strike is 2.35%, and the weighted average maturity date of the interest rate caps is August 1, 2023. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of March 31, 2023, one-month LIBOR was 4.86% and one-month term SOFR was 4.80%. The impact of these interest rate caps is reflected in our calculation of the annual effect of a 1% change in base rates.
(2)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.
(3)	As of March 31, 2023, one-month term SOFR was 4.80%. The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(4)	As of March 31, 2023 and December 31, 2022, the outstanding balance was fixed by interest rate swap agreements. As of March 31, 2023, the interest rate swaps fix SOFR at a weighted average interest rate of 1.46% for the Tranche A-1 Term Loan and 2.14% for the Tranche A-2 Term Loan. The interest rate for our Tranche A-2 Term Loan excludes a 0.15% per annum commitment fee on the undrawn $50.0 million of commitments. See Note 7 to the financial statements for additional information.

The fair value of our mortgage loans is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our unsecured term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of March 31, 2023 and December 31, 2022, the estimated fair value of our consolidated debt was $2.3 billion and $2.4 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

Hedging Activities

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments.

Derivative Financial Instruments Designated as Effective Hedges

Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are cash flow hedges that are designated as effective hedges, and are carried at their estimated fair value on a recurring basis. We assess the effectiveness of our hedges both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in "Accumulated other comprehensive income" in our balance sheets and is subsequently reclassified into "Interest expense" in our statements of operations in the period that the hedged forecasted transactions affect earnings. Our hedges become less than perfectly effective if the critical terms of the hedging instrument and the forecasted transactions do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and interest rates. In addition, we evaluate the default risk of the counterparty by monitoring the creditworthiness of the counterparty. While management believes its judgments are reasonable, a change in a derivative's effectiveness as a hedge could materially affect expenses, net income (loss) and equity.

As of March 31, 2023 and December 31, 2022, we had interest rate swap and cap agreements with an aggregate notional value of $1.2 billion and $1.4 billion, which were designated as effective hedges. The fair value of our interest rate swaps and caps designated as effective hedges primarily consisted of assets totaling $36.4 million and $53.5 million as of March 31, 2023 and December 31, 2022, included in "Other assets, net" in our balance sheets.

Derivative Financial Instruments Designated as Ineffective Hedges

Certain derivative financial instruments, consisting of interest rate cap agreements, are cash flow hedges that are designated as ineffective hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains or losses are recorded in "Interest expense" in our statements of operations. As of March 31, 2023 and December 31, 2022, we had various interest rate cap agreements with an aggregate notional value of $711.8 million, which were designated as ineffective hedges. The fair value of our interest rate cap agreements designated as ineffective hedges consisted of assets totaling $5.3 million and $8.1 million as of March 31, 2023 and December 31, 2022, included in "Other assets, net" in our balance sheets.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, involved in legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of equity securities by the issuer and affiliated purchasers:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under the Plan Or Programs
January 1, 2023 - January 31, 2023	-	$-	-	$376,514,358
February 1 2023 - February 28, 2023	-	-	-	376,514,358
March 1, 2023 - March 31, 2023	1,205,188	16.66	1,205,188	356,415,525
Total for the three months ended March 31, 2023	1,205,188	16.66	1,205,188
Program total since inception in March 2020 (1)	24,502,597	26.25	24,502,597
(1)	During the second quarter of 2023, through the date of this filing, we repurchased and retired 2.8 million common shares for $40.1 million, a weighted average purchase price per share of $14.16, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

In June 2022, our Board of Trustees authorized the repurchase of up to $1.0 billion of our outstanding common shares, and in May 2023, increased the authorized repurchase amount to $1.5 billion. Purchases under the program are made either in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to economic and market conditions, share price, applicable legal requirements and other factors. The program may be suspended or discontinued at our discretion without prior notice, and, in any event.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 4, 2023, we held our 2023 Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, our shareholders voted on the (i) election of 10 trustees to the Board of Trustees (the "Board") to serve until our 2024 annual meeting of shareholders, (ii) approval, on a non-binding advisory basis, of the compensation of the named executive officers and (iii) ratification of the appointment of Deloitte & Touche LLP ("Deloitte") as our independent registered public accounting firm for the fiscal year ending December 31, 2023. The proposals are described in detail in our Proxy Statement for the Annual Meeting, which was filed with the Securities and Exchange Commission on March 22, 2023. The final voting results for each proposal are set forth below.

Proposal 1: Election of Trustees

At the Annual Meeting, shareholders voted on the election of 10 trustees to the Board to serve until the 2024 annual meeting of shareholders and until their respective successors have been duly elected and qualified. The table below sets forth the voting results for each trustee nominee:

Nominee	Votes For	Votes Against	Abstentions	Broker Non-Votes
Phyllis R. Caldwell	97,084,598	1,298,479	60,141	3,920,563
Scott A. Estes	98,050,072	272,061	121,085	3,920,563
Alan S. Forman	95,022,052	3,380,709	40,457	3,920,563
Michael J. Glosserman	97,905,408	497,524	40,286	3,920,563
W. Matthew Kelly	98,254,982	147,940	40,296	3,920,563
Alisa M. Mall	96,260,581	2,122,326	60,311	3,920,563
Carol A. Melton	97,526,133	856,705	60,380	3,920,563
William J. Mulrow	94,532,875	3,849,775	60,568	3,920,563
D. Ellen Shuman	96,919,290	1,403,208	120,720	3,920,563
Robert A. Stewart	96,717,989	1,684,056	41,173	3,920,563

Proposal 2: Advisory Vote on Executive Compensation

At the Annual Meeting, our shareholders voted affirmatively on a non-binding resolution to approve the compensation of our named executive officers. The table below sets forth the voting results for this proposal:

Votes For	Votes Against	Abstentions	Broker Non-Votes
88,591,869	9,787,656	63,693	3,920,563

Proposal 3: Ratification of the Appointment of Deloitte as our Independent Registered Public Accounting Firm

At the Annual Meeting, our shareholders ratified the appointment of Deloitte to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2023. The table below sets forth the voting results for this proposal:

Votes For	Votes Against	Abstentions
102,048,462	267,935	47,384

ITEM 6. EXHIBITS

(a) Exhibit Index

Exhibits	Description
3.1	Declaration of Trust of JBG SMITH Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 21, 2017).
3.2	Articles Supplementary to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 6, 2018).
3.3	Articles of Amendment to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed on May 3, 2018).
3.4	Amended and Restated Bylaws of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 21, 2020).
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
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

JBG SMITH Properties

Date:	May 9, 2023	/s/ M. Moina Banerjee
M. Moina Banerjee
Chief Financial Officer
(Principal Financial Officer)

JBG SMITH Properties

Date:	May 9, 2023	/s/ Angela Valdes
Angela Valdes
Chief Accounting Officer
(Principal Accounting Officer)