Form 10-Q
period 2023-06-30
JBG SMITH Properties
filed 2023-08-08
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, JBG SMITH Properties had 103,439,327 common shares outstanding.

JBG SMITH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value amounts)

	June 30, 2023	December 31, 2022
ASSETS
Real estate, at cost:
Land and improvements	$1,267,379	$1,302,569
Buildings and improvements	4,175,488	4,310,821
Construction in progress, including land	694,793	544,692
	6,137,660	6,158,082
Less: accumulated depreciation	(1,396,766)	(1,335,000)
Real estate, net	4,740,894	4,823,082
Cash and cash equivalents	156,639	241,098
Restricted cash	46,205	32,975
Tenant and other receivables	44,863	56,304
Deferred rent receivable	165,797	170,824
Investments in unconsolidated real estate ventures	309,219	299,881
Intangible assets, net	144,308	162,246
Other assets, net	175,677	117,028
TOTAL ASSETS	$5,783,602	$5,903,438

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans, net	$1,689,207	$1,890,174
Revolving credit facility	62,000	—
Term loans, net	716,757	547,072
Accounts payable and accrued expenses	129,325	138,060
Other liabilities, net	139,445	132,710
Total liabilities	2,736,734	2,708,016
Commitments and contingencies
Redeemable noncontrolling interests	455,886	481,310
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized; none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 105,139 and 114,013 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1,052	1,141
Additional paid-in capital	3,156,511	3,263,738
Accumulated deficit	(641,813)	(628,636)
Accumulated other comprehensive income	43,491	45,644
Total shareholders' equity of JBG SMITH Properties	2,559,241	2,681,887
Noncontrolling interests	31,741	32,225
Total equity	2,590,982	2,714,112
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$5,783,602	$5,903,438

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE
Property rental	$120,592	$117,036	$244,625	$248,634
Third-party real estate services, including reimbursements	22,862	22,157	45,646	46,127
Other revenue	8,641	6,312	14,786	12,709
Total revenue	152,095	145,505	305,057	307,470
EXPENSES
Depreciation and amortization	49,218	49,479	102,649	107,541
Property operating	35,912	35,445	71,524	76,089
Real estate taxes	14,424	14,946	29,648	33,132
General and administrative:
Corporate and other	15,093	14,782	31,216	30,597
Third-party real estate services	22,105	24,143	45,928	51,192
Share-based compensation related to Formation Transaction and special equity awards	—	1,577	351	3,821
Transaction and other costs	3,492	1,987	5,964	2,886
Total expenses	140,244	142,359	287,280	305,258
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate ventures, net	510	(2,107)	943	1,038
Interest and other income, net	2,281	1,672	6,358	15,918
Interest expense	(25,835)	(16,041)	(52,677)	(32,319)
Gain on the sale of real estate, net	—	158,767	40,700	158,631
Loss on the extinguishment of debt	(450)	(1,038)	(450)	(1,629)
Total other income (expense)	(23,494)	141,253	(5,126)	141,639
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(11,643)	144,399	12,651	143,851
Income tax expense	(611)	(2,905)	(595)	(2,434)
NET INCOME (LOSS)	(12,254)	141,494	12,056	141,417
Net (income) loss attributable to redeemable noncontrolling interests	1,398	(18,248)	(1,965)	(18,258)
Net loss attributable to noncontrolling interests	311	29	535	84
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(10,545)	$123,275	$10,626	$123,243
EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.10)	$1.02	$0.09	$0.99
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	109,695	121,316	111,862	123,984

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME (LOSS)	$(12,254)	$141,494	$12,056	$141,417
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative financial instruments	21,789	7,225	12,820	32,320
Reclassification of net (income) loss on derivative financial instruments from accumulated other comprehensive income into interest expense	(7,534)	2,791	(15,350)	6,547
Total other comprehensive income (loss)	14,255	10,016	(2,530)	38,867
COMPREHENSIVE INCOME	2,001	151,510	9,526	180,284
Net (income) loss attributable to redeemable noncontrolling interests	1,398	(18,248)	(1,965)	(18,258)
Net loss attributable to noncontrolling interests	311	29	535	84
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	(1,781)	(1,311)	444	(4,277)
Other comprehensive income attributable to noncontrolling interests	(1,019)	—	(67)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO JBG SMITH PROPERTIES	$910	$131,980	$8,473	$157,833

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income	Interests	Equity
BALANCE AS OF MARCH 31, 2023	113,583	$1,137	$3,282,290	$(607,465)	$32,036	$31,042	$2,739,040
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(10,545)	—	(311)	(10,856)
Redemption of common limited partnership units ("OP Units") for common shares	821	8	11,718	—	—	—	11,726
Common shares repurchased	(9,321)	(93)	(135,654)	—	—	—	(135,747)
Common shares issued pursuant to employee incentive compensation plan and Employee Share Purchase Plan ("ESPP")	56	—	1,172	—	—	—	1,172
Dividends declared on common shares ($0.225 per common share)	—	—	—	(23,803)	—	—	(23,803)
Distributions to noncontrolling interests, net	—	—	—	—	—	(9)	(9)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	(3,015)	—	(1,781)	—	(4,796)
Total other comprehensive income	—	—	—	—	14,255	—	14,255
Other comprehensive income attributable to noncontrolling interest	—	—	—	—	(1,019)	1,019	—
BALANCE AS OF JUNE 30, 2023	105,139	$1,052	$3,156,511	$(641,813)	$43,491	$31,741	$2,590,982

BALANCE AS OF MARCH 31, 2022	124,248	$1,243	$3,444,793	$(609,363)	$9,935	$28,438	$2,875,046
Net income (loss) attributable to common shareholders and noncontrolling interests	—	—	—	123,275	—	(29)	123,246
Redemption of OP Units for common shares	72	1	1,761	—	—	—	1,762
Common shares repurchased	(8,499)	(84)	(213,807)	—	—	—	(213,891)
Common shares issued pursuant to employee incentive compensation plan and ESPP	41	—	1,143	—	—	—	1,143
Dividends declared on common shares ($0.225 per common share)	—	—	—	(27,658)	—	—	(27,658)
Contributions from noncontrolling interests, net	—	—	—	—	—	3,231	3,231
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	51,621	—	(1,311)	—	50,310
Total other comprehensive income	—	—	—	—	10,016	—	10,016
BALANCE AS OF JUNE 30, 2022	115,862	$1,160	$3,285,511	$(513,746)	$18,640	$31,640	$2,823,205

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
					Other
			Additional		Comprehensive
	Common Shares		Paid-In	Accumulated	Income	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	(Loss)	Interests	Equity
BALANCE AS OF DECEMBER 31, 2022	114,013	$1,141	$3,263,738	$(628,636)	$45,644	$32,225	$2,714,112
Net income (loss) attributable to common shareholders and noncontrolling interests	—	—	—	10,626	—	(535)	10,091
Redemption of OP Units for common shares	1,577	16	25,492	—	—	—	25,508
Common shares repurchased	(10,526)	(105)	(155,740)	—	—	—	(155,845)
Common shares issued pursuant to employee incentive compensation plan and ESPP	75	—	1,796	—	—	—	1,796
Dividends declared on common shares ($0.225 per common share)	—	—	—	(23,803)	—	—	(23,803)
Distributions to noncontrolling interests, net	—	—	—	—	—	(16)	(16)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	21,225	—	444	—	21,669
Other comprehensive loss	—	—	—	—	(2,530)	—	(2,530)
Other comprehensive income attributable to noncontrolling interest	—	—	—	—	(67)	67	—
BALANCE AS OF JUNE 30, 2023	105,139	$1,052	$3,156,511	$(641,813)	$43,491	$31,741	$2,590,982

BALANCE AS OF DECEMBER 31, 2021	127,378	$1,275	$3,539,916	$(609,331)	$(15,950)	$22,507	$2,938,417
Net income (loss) attributable to common shareholders and noncontrolling interests	—	—	—	123,243	—	(84)	123,159
Redemption of OP Units for common shares	280	3	7,773	—	—	—	7,776
Common shares repurchased	(11,840)	(118)	(306,921)	—	—	—	(307,039)
Common shares issued pursuant to employee incentive compensation plan and ESPP	44	—	1,429	—	—	—	1,429
Dividends declared on common shares ($0.225 per common share)	—	—	—	(27,658)	—	—	(27,658)
Contributions from noncontrolling interests, net	—	—	—	—	—	9,217	9,217
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	43,314	—	(4,277)	—	39,037
Other comprehensive income	—	—	—	—	38,867	—	38,867
BALANCE AS OF JUNE 30, 2022	115,862	$1,160	$3,285,511	$(513,746)	$18,640	$31,640	$2,823,205

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$12,056	$141,417
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	20,514	25,375
Depreciation and amortization expense, including amortization of deferred financing costs	105,105	109,697
Deferred rent	(15,256)	(7,237)
Income from unconsolidated real estate ventures, net	(943)	(1,038)
Amortization of market lease intangibles, net	(510)	(621)
Amortization of lease incentives	1,340	4,303
Loss on the extinguishment of debt	450	1,629
Gain on the sale of real estate, net	(40,700)	(158,631)
(Income) loss on operating lease and other receivables	(351)	738
Income from investments, net	(1,305)	(15,282)
Return on capital from unconsolidated real estate ventures	9,354	6,028
Other non-cash items	5,800	(4,781)
Changes in operating assets and liabilities:
Tenant and other receivables	12,138	(2,847)
Other assets, net	4,273	(3,669)
Accounts payable and accrued expenses	(19,172)	(1,375)
Other liabilities, net	(3,362)	13,943
Net cash provided by operating activities	89,431	107,649
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(164,776)	(128,114)
Acquisition of real estate	(19,551)	—
Proceeds from the sale of real estate	68,998	923,108
Proceeds from the sale of investments	—	19,030
Distributions of capital from unconsolidated real estate ventures	—	52,465
Investments in unconsolidated real estate ventures and other investments	(20,171)	(81,185)
Net cash (used in) provided by investing activities	(135,500)	785,304
FINANCING ACTIVITIES:
Borrowings under mortgage loans	251,714	—
Borrowings under revolving credit facility	122,000	—
Borrowings under term loans	170,000	—
Repayments of mortgage loans	(278,469)	(167,132)
Repayments of revolving credit facility	(60,000)	(300,000)
Debt issuance and modification costs	(17,213)	(1,256)
Redemption of partner's noncontrolling interest	(647)	—
Proceeds from common shares issued pursuant to ESPP	665	800
Common shares repurchased	(155,845)	(297,040)
Dividends paid to common shareholders	(49,455)	(56,323)
Distributions to redeemable noncontrolling interests	(7,895)	(8,196)
Distributions to noncontrolling interests	(15)	(21)
Contributions from noncontrolling interests	—	9,238
Net cash used in financing activities	(25,160)	(819,930)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(71,229)	73,023
Cash and cash equivalents, and restricted cash, beginning of period	274,073	302,095
Cash and cash equivalents, and restricted cash, end of period	$202,844	$375,118

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD:
Cash and cash equivalents	$156,639	$162,270
Restricted cash	46,205	212,848
Cash and cash equivalents, and restricted cash	$202,844	$375,118

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $7,221 and $3,928 in 2023 and 2022)	$44,379	$34,612
Accrued capital expenditures included in accounts payable and accrued expenses	75,565	57,426
Write-off of fully depreciated assets	3,335	7,993
Conversion of OP Units to common shares	25,508	7,776
Recognition of operating lease right-of-use asset	61,443	—
Recognition of liabilities related to operating lease right-of-use asset	61,443	—
Cash paid for amounts included in the measurement of lease liabilities for operating leases	1,967	1,092

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Organization and Basis of Presentation

Organization

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust, owns, operates, invests in and develops mixed-use properties in high growth and high barrier-to-entry submarkets in and around Washington, D.C. Through an intense focus on placemaking, JBG SMITH cultivates vibrant, amenity-rich, walkable neighborhoods throughout the Washington, D.C. metropolitan area. Approximately two-thirds of our holdings are in the National Landing submarket in Northern Virginia, which is anchored by four key demand drivers: Amazon.com, Inc.'s ("Amazon") new headquarters; Virginia Tech's under-construction $1 billion Innovation Campus; the submarket’s proximity to the Pentagon; and our deployment of next-generation public and private 5G digital infrastructure. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the Washington Housing Initiative ("WHI") Impact Pool, the legacy funds formerly organized by The JBG Companies ("JBG") (the "JBG Legacy Funds") and other third parties. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of June 30, 2023, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 88.1% of its OP Units, after giving effect to the conversion of certain vested long-term incentive partnership units ("LTIP Units") that are convertible into OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our: (i) 10.0% subordinated interest in one commercial building, (ii) 33.5% subordinated interest in four commercial buildings (the "Fortress Assets") and (iii) 49.0% interest in three commercial buildings (the "L'Enfant Plaza Assets"), as well as the associated non-recourse mortgage loans, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures, and we have not guaranteed their obligations or otherwise committed to providing financial support.

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

As of June 30, 2023, our Operating Portfolio consisted of 51 operating assets comprising 31 commercial assets totaling 9.7 million square feet (8.2 million square feet at our share), 18 multifamily assets totaling 6,756 units (6,756 units at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have two under-construction multifamily assets with 1,583 units (1,583 units at our share) and 20 assets in the development pipeline totaling 12.5 million square feet (9.8 million square feet at our share) of estimated potential development density.

We derive our revenue primarily from leases with multifamily and commercial tenants, which include fixed and percentage rents, and reimbursements from tenants for certain expenses such as real estate taxes, property operating expenses, and repairs and maintenance. In addition, our third-party asset management and real estate services business provides fee-based real estate services.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 21, 2023 ("Annual Report").

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of June 30, 2023 and December 31, 2022, and for the three and six months ended June 30, 2023 and 2022. References to our balance sheets refer to our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. References to our statements of operations refer to our condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022. References to our statements of comprehensive income refer to our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2023 and 2022.

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

3.Acquisition and Dispositions

Acquisition

During the six months ended June 30, 2023, we paid the deferred purchase price of $19.6 million related to the acquisition of a development parcel, formerly the Americana hotel, in 2020.

Dispositions

The following is a summary of activity for the six months ended June 30, 2023:

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

4.Investments in Unconsolidated Real Estate Ventures

The following is a summary of the composition of our investments in unconsolidated real estate ventures:

	Effective
	Ownership
Real Estate Venture	Interest (1)	June 30, 2023	December 31, 2022

		(In thousands)
Prudential Global Investment Management	50.0%	$198,475	$203,529
J.P. Morgan Global Alternatives ("J.P. Morgan") (2)	50.0%	68,275	64,803
4747 Bethesda Venture (3)	20.0%	13,577	—
Brandywine Realty Trust	30.0%	13,682	13,678
CBREI Venture	9.9% - 10.0%	12,380	12,516
Landmark Partners (4)	18.0%	2,267	4,809
Other		563	546
Total investments in unconsolidated real estate ventures (5) (6)		$309,219	$299,881
(1)	Reflects our effective ownership interests in the underlying real estate as of June 30, 2023. We have multiple investments with certain venture partners with varying ownership interests in the underlying real estate.
(2)	J.P. Morgan is the advisor for an institutional investor.
(3)	In March 2023, we sold an 80.0% interest in 4747 Bethesda Avenue for a gross sales price of $196.0 million, representing a gross valuation of $245.0 million. In connection with the transaction, the real estate venture assumed the related $175.0 million mortgage loan.
(4)	Excludes the L'Enfant Plaza Assets for which we have a zero investment balance and discontinued applying the equity method of accounting after September 30, 2022.
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
(6)	As of June 30, 2023 and December 31, 2022, our total investments in unconsolidated real estate ventures were greater than our share of the net book value of the underlying assets by $7.0 million and $8.9 million, resulting principally from capitalized interest and our zero investment balance in certain real estate ventures.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $5.6 million and $10.8 million for the three and six months ended June 30, 2023, and $6.6 million and $12.2 million for the three and six months ended June 30, 2022 for such services.

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted
	Average Effective
	Interest Rate (1)	June 30, 2023	December 31, 2022

		(In thousands)
Variable rate (2)	6.06%	$358,271	$184,099
Fixed rate (3)	4.13%	60,000	60,000
Mortgage loans (4)		418,271	244,099
Unamortized deferred financing costs and premium / discount, net		(10,082)	(411)
Mortgage loans, net (4) (5)		$408,189	$243,688
(1)	Weighted average effective interest rate as of June 30, 2023.
(2)	Includes variable rate mortgages with interest rate cap agreements.
(3)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.
(4)	Excludes mortgage loans related to the Fortress Assets and the L'Enfant Plaza Assets.
(5)	See Note 17 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of financial information for our unconsolidated real estate ventures:

	June 30, 2023	December 31, 2022

	(In thousands)
Combined balance sheet information: (1)
Real estate, net	$1,070,477	$888,379
Other assets, net	184,566	160,015
Total assets	$1,255,043	$1,048,394

Mortgage loans, net	$408,189	$243,688
Other liabilities, net	53,163	54,639
Total liabilities	461,352	298,327
Total equity	793,691	750,067
Total liabilities and equity	$1,255,043	$1,048,394

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	X	2023	2022

	(In thousands)
Combined income statement information: (1)
Total revenue	$24,952	$41,379		$44,985	$84,253
Operating income (2)	5,088	36,108		7,579	84,534
Net income (loss) (2)	(2,214)	25,127		(3,934)	64,410
(1)	Excludes amounts related to the Fortress Assets. Excludes combined balance sheet information for both periods presented and combined income statement information for the three and six months ended June 30, 2023 related to the L'Enfant Plaza Assets as we discontinued applying the equity method of accounting after September 30, 2022.
(2)	Includes the gain on the sale of various assets totaling $32.3 million and $77.4 million during the three and six months ended June 30, 2022.

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

Unconsolidated VIEs

As of June 30, 2023 and December 31, 2022, we had interests in entities deemed to be VIEs. Although we may be responsible for managing the day-to-day operations of these investees, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. We account for our investment in these entities under the equity method. As of June 30, 2023 and December 31, 2022, the net carrying amounts of our investment in these entities were $84.3 million and $83.2 million, which were included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs was included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees. See Note 17 for additional information.

Consolidated VIEs

JBG SMITH LP is our most significant consolidated VIE. We hold 88.1% of the limited partnership interest in JBG SMITH LP, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management. The noncontrolling interests of JBG SMITH LP do not have substantive liquidation rights, substantive kick-out rights without cause or substantive participating rights that could be exercised by a simple majority of noncontrolling interest limited partners (including by such a limited partner unilaterally). Because the noncontrolling interest holders do not have these rights, JBG SMITH LP is a VIE. As general partner, we have the power to direct the activities of JBG SMITH LP that most significantly affect its economic performance, and through our majority interest, we have both the right to receive benefits from and the obligation to absorb losses of JBG SMITH LP. Accordingly, we are the primary beneficiary of JBG SMITH LP and consolidate it in our financial statements. Because we conduct our business through JBG SMITH LP, its total assets and liabilities comprise substantially all our consolidated assets and liabilities.

As of June 30, 2023 and December 31, 2022, excluding JBG SMITH LP, we consolidated two VIEs (1900 Crystal Drive and 2000/2001 South Bell Street) with total assets of $392.2 million and $265.5 million, and liabilities of $198.7 million and $116.3 million, primarily consisting of construction in process and mortgage loans. The assets of the VIEs can only be used to settle the obligations of the VIEs, and the liabilities include third-party liabilities of the VIEs for which the creditors or beneficial interest holders do not have recourse against us.

6.Other Assets, Net

The following is a summary of other assets, net:

	June 30, 2023	December 31, 2022

	(In thousands)
Prepaid expenses	$11,056	$16,440
Derivative agreements, at fair value	53,569	61,622
Deferred financing costs, net	13,653	5,516
Deposits	401	483
Operating lease right-of-use assets (1)	61,908	1,383
Investments in funds (2)	19,671	16,748
Other investments (3)	3,589	3,524
Other	11,830	11,312
Total other assets, net	$175,677	$117,028
(1)	Includes our corporate office lease at 4747 Bethesda Avenue as of June 30, 2023.
(2)	Consists of investments in real estate-focused technology companies, which are recorded at their fair value based on their reported net asset value. During the three and six months ended June 30, 2023, unrealized (losses) gains related to these investments were ($338,000) and $1.7 million. During the three and six months ended June 30, 2022, unrealized gains related to these investments were $1.0 million and $1.2 million. During the three and six months ended June 30, 2023, realized losses related to these investments were $189,000 and $318,000. Unrealized (losses) gains and realized losses were included in "Interest and other income, net" in our statements of operations.
(3)	Primarily consists of equity investments that are carried at cost. During the three and six months ended June 30, 2022, realized gains related to these investments were $178,000 and $14.1 million, which were included in "Interest and other income, net" in our statements of operations.

7.Debt

Mortgage Loans

The following is a summary of mortgage loans:

	Weighted Average
	Effective
	Interest Rate (1)	June 30, 2023	December 31, 2022

		(In thousands)
Variable rate (2)	5.43%	$678,671	$892,268
Fixed rate (3)	4.45%	1,025,535	1,009,607
Mortgage loans		1,704,206	1,901,875
Unamortized deferred financing costs and premium / discount, net (4)		(14,999)	(11,701)
Mortgage loans, net		$1,689,207	$1,890,174
(1)	Weighted average effective interest rate as of June 30, 2023.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 2.42%, and the weighted average maturity date of the interest rate caps is August 2023. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of June 30, 2023, one-month LIBOR was 5.22% and one-month term Secured Overnight Financing Rate ("SOFR") was 5.14%.
(3)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.
(4)	As of June 30, 2023 and December 31, 2022, excludes $2.0 million and $2.2 million of net deferred financing costs related to unfunded mortgage loans that were included in "Other assets, net" in our balance sheets.

As of June 30, 2023 and December 31, 2022, the net carrying value of real estate collateralizing our mortgage loans totaled $2.1 billion and $2.2 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgage loans are recourse to us. See Note 17 for additional information.

In January 2023, we entered into a $187.6 million loan facility, collateralized by The Wren and F1RST Residences. The loan has a seven-year term and a fixed interest rate of 5.13%. This loan is the initial advance under a Fannie Mae multifamily credit facility which provides flexibility for collateral substitutions, future advances tied to performance, ability to mix fixed and floating rates, and staggered maturities. Proceeds from the loan were used, in part, to repay the $131.5 million mortgage loan collateralized by 2121 Crystal Drive, which had a fixed interest rate of 5.51%.

In June 2023, we repaid $142.4 million in mortgage loans collateralized by Falkland Chase – South & West and 800 North Glebe Road.

As of June 30, 2023 and December 31, 2022, we had various interest rate swap and cap agreements on certain mortgage loans with an aggregate notional value of $1.2 billion and $1.3 billion. See Note 15 for additional information.

Revolving Credit Facility and Term Loans

As of June 30, 2023, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2025, a $400.0 million term loan ("Tranche A-2 Term Loan") maturing in January 2028, which includes the $50.0 million remaining advance drawn in May 2023, and a $120.0 million term loan ("2023 Term Loan") maturing in June 2028.

Effective as of June 29, 2023, the revolving credit facility was amended to: (i) reduce the borrowing capacity from $1.0 billion to $750.0 million, (ii) extend the maturity date from January 2025 to June 2027 and (iii) amend the interest rate to daily SOFR plus 1.40% to daily SOFR plus 1.85%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets. We have the option to increase the $750.0 million revolving credit facility or add term loans up to $500.0 million, and we also have the right to extend the maturity date beyond June 2027 via two six-month extension options.

In addition, on June 29, 2023, we entered into a $120.0 million term loan maturing in June 2028 with an interest rate of one-month term SOFR plus 1.25% to one-month term SOFR plus 1.80%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets. We also entered into an interest rate swap with a total notional value of $120.0 million, which fixes SOFR at an interest rate of 4.01% through the maturity date.

In July 2023, we amended the covenants related to the Tranche A-1 Term Loan and the Tranche A-2 Term Loan to be consistent with the revolving credit facility and 2023 Term Loan covenants.

The following is a summary of amounts outstanding under the revolving credit facility and term loans:

	Effective
	Interest Rate (1)	June 30, 2023	December 31, 2022

		(In thousands)
Revolving credit facility (2) (3)	6.49%	$62,000	$—

Tranche A-1 Term Loan (4)	2.61%	$200,000	$200,000
Tranche A-2 Term Loan (4)	3.54%	400,000	350,000
2023 Term Loan (5)	5.26%	120,000	—
Term loans		720,000	550,000
Unamortized deferred financing costs, net		(3,243)	(2,928)
Term loans, net		$716,757	$547,072
(1)	Effective interest rate as of June 30, 2023. The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(2)	As of June 30, 2023, daily SOFR was 5.09%. As of June 30, 2023 and December 31, 2022, letters of credit with an aggregate face amount of $467,000 were outstanding under our revolving credit facility.

(3)	As of June 30, 2023 and December 31, 2022, excludes $11.7 million and $3.3 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our balance sheets.
(4)	As of June 30, 2023 and December 31, 2022, the outstanding balance was fixed by interest rate swap agreements. As of June 30, 2023, these interest rate swap agreements fix SOFR at a weighted average interest rate of 1.46% for the Tranche A-1 Term Loan and 2.29% for the Tranche A-2 Term Loan. Interest rate swaps for the Tranche A-1 Term Loan with a total notional value of $200.0 million mature in July 2024. Interest rate swaps for the Tranche A-2 Term Loan with a total notional value of $200.0 million mature in July 2024 and with a total notional value of $200.0 million mature in January 2028. We have two forward-starting interest rate swaps that will be effective July 2024 with a total notional value of $200.0 million, which will effectively fix SOFR for the Tranche A-2 Term Loan at a weighted average interest rate of 2.81% through the maturity date.
(5)	As of June 30, 2023, the outstanding balance was fixed by an interest rate swap agreement, which fixes SOFR at an interest rate of 4.01% through the maturity date.

8.Other Liabilities, Net

The following is a summary of other liabilities, net:

	June 30, 2023	December 31, 2022

	(In thousands)
Lease intangible liabilities, net	$6,403	$7,275
Lease assumption liabilities	1,228	2,647
Lease incentive liabilities	9,685	11,539
Liabilities related to operating lease right-of-use assets (1)	65,875	5,308
Prepaid rent	15,428	15,923
Security deposits	12,879	13,963
Environmental liabilities	17,990	17,990
Deferred tax liability, net	5,181	4,903
Dividends payable	—	29,621
Derivative agreements, at fair value	755	—
Deferred purchase price related to the acquisition of a development parcel	—	19,447
Other	4,021	4,094
Total other liabilities, net	$139,445	$132,710
(1)	Includes our corporate office lease at 4747 Bethesda Avenue as of June 30, 2023.

9.Redeemable Noncontrolling Interests

JBG SMITH LP

OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. Vested LTIP Units are redeemable into OP Units. During the six months ended June 30, 2023 and 2022, unitholders redeemed 1.6 million and 280,451 OP Units, which we elected to redeem for an equivalent number of our common shares. As of June 30, 2023, outstanding OP Units and redeemable LTIP Units totaled 14.1 million, representing an 11.9% ownership interest in JBG SMITH LP. Our OP Units and certain vested LTIP Units are presented at the higher of their redemption value or their carrying value, with adjustments to the redemption value recognized in "Additional paid-in capital" in our balance sheets. Redemption value per OP Unit is equivalent to the market value of one common share at the end of the period. In July 2023, unitholders redeemed 257,151 OP Units and LTIP Units, which we elected to redeem for an equivalent number of our common shares.

Consolidated Real Estate Venture

We were a partner in a consolidated real estate venture that owned a multifamily asset, The Wren, located in Washington, D.C. As of June 30, 2022, we held a 96.0% ownership interest in the real estate venture. In October 2022, one partner redeemed its 3.7% interest, and in February 2023, another partner redeemed its 0.3% interest, increasing our ownership interest to 100.0%.

The following is a summary of the activity of redeemable noncontrolling interests:

	Three Months Ended June 30,
	2023			2022
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance, beginning of period	$457,778	$—	$457,778	$536,725	$9,324	$546,049
Redemptions	(11,726)	—	(11,726)	(1,762)	—	(1,762)
LTIP Units issued in lieu of cash compensation (1)	757	—	757	987	—	987
Net income (loss)	(1,398)	—	(1,398)	18,240	8	18,248
Other comprehensive income	1,781	—	1,781	1,311	—	1,311
Distributions	(3,927)	—	(3,927)	(4,110)	(79)	(4,189)
Share-based compensation expense	9,606	—	9,606	12,369	—	12,369
Adjustment to redemption value	3,015	—	3,015	(50,334)	(1,287)	(51,621)
Balance, end of period	$455,886	$—	$455,886	$513,426	$7,966	$521,392

	Six Months Ended June 30,
	2023			2022
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance, beginning of period	$480,663	$647	$481,310	$513,268	$9,457	$522,725
Redemptions	(25,508)	(647)	(26,155)	(7,776)	—	(7,776)
LTIP Units issued in lieu of cash compensation (1)	5,213	—	5,213	6,584	—	6,584
Net income	1,965	—	1,965	18,237	21	18,258
Other comprehensive income (loss)	(444)	—	(444)	4,277	—	4,277
Distributions	(3,927)	—	(3,927)	(4,110)	(148)	(4,258)
Share-based compensation expense	19,149	—	19,149	24,896	—	24,896
Adjustment to redemption value	(21,225)	—	(21,225)	(41,950)	(1,364)	(43,314)
Balance, end of period	$455,886	$—	$455,886	$513,426	$7,966	$521,392
(1)	See Note 11 for additional information.

10.Property Rental Revenue

The following is a summary of property rental revenue from our non-cancellable leases:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	X	2023	2022

	(In thousands)
Fixed	$108,124	$105,498		$221,195	$226,135
Variable	12,468	11,538		23,430	22,499
Property rental revenue	$120,592	$117,036		$244,625	$248,634

11.Share-Based Payments

LTIP Units and Time-Based LTIP Units

During the six months ended June 30, 2023, we granted to certain employees 945,872 LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") and a weighted average grant-date fair value of $17.65 per unit that primarily vest ratably over four years subject to continued employment. Compensation expense for these units is primarily being recognized over a four-year period.

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

The aggregate grant-date fair value of the Time-Based LTIP Units and the LTIP Units granted during the six months ended June 30, 2023 was $22.9 million. The Time-Based LTIP Units and the LTIP Units were valued based on the closing common share price on the grant date, less a discount for post-grant restrictions. The discount was determined using Monte Carlo simulations based on the following significant assumptions:

Expected volatility	26.0% to 31.0%
Risk-free interest rate	3.4% to 4.9%
Post-grant restriction periods	2 to 6 years

Appreciation-Only LTIP Units ("AO LTIP Units")

In January 2023, we granted to certain employees 1.7 million performance-based AO LTIP Units with a grant-date fair value of $3.73 per unit. The AO LTIP Units are structured in the form of profits interests that provide for a share of appreciation determined by the increase in the value of a common share at the time of conversion over the participation threshold of $20.83. The AO LTIP Units are subject to a TSR modifier whereby the number of AO LTIP Units that will ultimately be earned will be increased or reduced by as much as 25%. The AO LTIP Units have a three-year performance period with 50% of the AO LTIP Units earned vesting at the end of the three-year performance period and the remaining 50% vesting on the fourth anniversary of the grant date, subject to continued employment. The AO LTIP Units expire on the tenth anniversary of their grant date.

The aggregate grant-date fair value of the AO LTIP Units granted during the six months ended June 30, 2023 was $6.4 million, valued using Monte Carlo simulations based on the following significant assumptions:

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

The aggregate grant-date fair value of the RSUs granted during the six months ended June 30, 2023 was $1.5 million. The Time-Based RSUs were valued based on the closing common share price on the date of grant.

ESPP

Pursuant to the ESPP, employees purchased 52,089 common shares for $665,000 during the six months ended June 30, 2023. The following is a summary of the significant assumptions used to value the ESPP common shares using the Black-Scholes model:

Expected volatility	30.0%
Dividend yield	2.4%
Risk-free interest rate	4.7%
Expected life	6 months

Share-Based Compensation Expense

The following is a summary of share-based compensation expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	X	2023	2022

	(In thousands)
Time-Based LTIP Units	$5,324	$6,202		$10,856	$12,328
AO LTIP Units and Performance-Based LTIP Units	3,282	3,590		6,942	7,747
LTIP Units	1,000	1,000		1,000	1,000
Other equity awards (1)	1,262	1,399		2,798	2,826
Share-based compensation expense - other	10,868	12,191		21,596	23,901
Formation awards, OP Units and LTIP Units (2)	—	1,017		108	1,974
Special Time-Based LTIP Units and Special Performance-Based LTIP Units (3)	—	560		243	1,847
Share-based compensation related to Formation Transaction and special equity awards (4)	—	1,577		351	3,821
Total share-based compensation expense	10,868	13,768		21,947	27,722
Less: amount capitalized	(782)	(1,297)		(1,433)	(2,347)
Share-based compensation expense	$10,086	$12,471		$20,514	$25,375
(1)	Primarily comprising compensation expense for: (i) fully vested LTIP Units issued to certain employees in lieu of all or a portion of any cash bonuses earned, (ii) RSUs and (iii) shares issued under our ESPP.
(2)	Includes share-based compensation expense for formation awards, LTIP Units and OP Units issued in the Formation Transaction, which fully vested in July 2022.
(3)	Represents equity awards issued related to our successful pursuit of Amazon's additional headquarters in National Landing.
(4)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in our statements of operations.

As of June 30, 2023, we had $41.1 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 2.9 years.

12.Transaction and Other Costs

The following is a summary of transaction and other costs:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	X	2023	2022

	(In thousands)
Completed, potential and pursued transaction expenses (1)	$227	$854		$274	$1,586
Severance and other costs	1,799	727		3,247	872
Demolition costs	1,466	406		2,443	428
Transaction and other costs	$3,492	$1,987		$5,964	$2,886
(1)	Primarily consists of legal costs related to pursued transactions.

13.Interest Expense

The following is a summary of interest expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	X	2023	2022

	(In thousands)
Interest expense before capitalized interest	$27,805	$18,857		$55,713	$37,299
Amortization of deferred financing costs	1,351	1,121		2,630	2,251
Interest expense related to finance lease right-of-use assets	—	247		—	2,091
Net (gain) loss on derivative financial instruments designated as ineffective hedges:
Net unrealized (gain) loss	2,944	(2,027)		5,641	(5,394)
Net realized loss	97	—		230	—
Capitalized interest	(6,362)	(2,157)		(11,537)	(3,928)
Interest expense	$25,835	$16,041		$52,677	$32,319

14.Shareholders' Equity and Earnings (Loss) Per Common Share

Common Shares Repurchased

Our Board of Trustees previously authorized the repurchase of up to $1.0 billion of our outstanding common shares, and in May 2023, increased the common share repurchase authorization to $1.5 billion. During the three and six months ended June 30, 2023, we repurchased and retired 9.3 million and 10.5 million common shares for $135.7 million and $155.8 million, a weighted average purchase price per share of $14.54 and $14.79. During the three and six months ended June 30, 2022, we repurchased and retired 8.5 million and 11.8 million common shares for $213.9 million and $307.0 million, a weighted average purchase price per share of $25.15 and $25.91. Since we began the share repurchase program through June 30, 2023, we have repurchased and retired 33.8 million common shares for $779.3 million, a weighted average purchase price per share of $23.02.

During the third quarter of 2023, through the date of this filing, we repurchased and retired 2.0 million common shares for $31.5 million, a weighted average purchase price per share of $16.03, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

Earnings (Loss) Per Common Share

The following is a summary of the calculation of basic and diluted earnings (loss) per common share and a reconciliation of net income (loss) to the amounts of net income (loss) available to common shareholders used in calculating basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	X	2023	2022

	(In thousands, except per share amounts)
Net income (loss)	$(12,254)	$141,494		$12,056	$141,417
Net (income) loss attributable to redeemable noncontrolling interests	1,398	(18,248)		(1,965)	(18,258)
Net loss attributable to noncontrolling interests	311	29		535	84
Net income (loss) attributable to common shareholders	(10,545)	123,275		10,626	123,243
Distributions to participating securities	(717)	(12)		(717)	(12)
Net income (loss) available to common shareholders - basic and diluted	$(11,262)	$123,263		$9,909	$123,231

Weighted average number of common shares outstanding - basic and diluted	109,695	121,316		111,862	123,984

Earnings (loss) per common share - basic and diluted	$(0.10)	$1.02		$0.09	$0.99

The effect of the redemption of OP Units, Time-Based LTIP Units, fully vested LTIP Units and Special Time-Based LTIP Units that were outstanding as of June 30, 2023 and 2022 is excluded in the computation of diluted earnings (loss) per common share as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings (loss) per share). Since OP Units, Time-Based LTIP Units, LTIP Units and Special Time-Based LTIP Units, which are held by noncontrolling interests, are attributed gains at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average impact are excluded from net income (loss) available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted earnings (loss) per common share. AO LTIP Units, Performance-Based LTIP Units, formation awards and RSUs, which totaled 5.2 million and 5.3 million for the three and six months ended June 30, 2023, and 6.0 million and 5.9 million for the three and six months ended June 30, 2022, were excluded from the calculation of diluted earnings (loss) per common share as they were antidilutive, but potentially could be dilutive in the future.

Dividends Declared in August 2023

On August 3, 2023, our Board of Trustees declared a quarterly dividend of $0.225 per common share, payable on August 31, 2023 to shareholders of record as of August 17, 2023.

15.Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments.

As of June 30, 2023 and December 31, 2022, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized gain on our derivative financial instruments designated as effective hedges was $50.2 million and $55.0 million as of June 30, 2023 and December 31, 2022 and was recorded in "Accumulated other comprehensive income" in our balance sheets, of which a portion was allocated to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $34.9 million of the net unrealized gain as a decrease to interest expense.

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

The following is a summary of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
June 30, 2023
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$51,313	—	$51,313	—
Classified as liabilities in "Other liabilities, net"	755	—	755	—
Derivative financial instruments designated as ineffective hedges:
Classified as assets in "Other assets, net"	2,256	—	2,256	—

December 31, 2022
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$53,515	—	$53,515	—
Derivative financial instruments designated as ineffective hedges:
Classified as assets in "Other assets, net"	8,107	—	8,107	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2023 and December 31, 2022, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains and losses included in "Other comprehensive income (loss)" in our statements of comprehensive income for the three and six months ended June 30, 2023 and 2022 were attributable to the net change in unrealized gains or losses related to effective interest rate swaps that were outstanding during those periods, none of which were reported in our statements of operations as the interest rate swaps were documented and qualified as hedging instruments.

Financial Assets and Liabilities Not Measured at Fair Value

As of June 30, 2023 and December 31, 2022, all financial assets and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	June 30, 2023		December 31, 2022
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgage loans	$1,704,206	$1,651,156	$1,901,875	$1,830,651
Revolving credit facility	62,000	65,295	—	—
Term loans	720,000	723,019	550,000	551,369
(1)	The carrying amount consists of principal only.

The fair values of the mortgage loans, revolving credit facility and term loans were determined using Level 2 inputs of the fair value hierarchy. The fair value of our mortgage loans is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	X	2023	2022

	(In thousands)
Property management fees	$5,017	$4,976		$9,969	$9,784
Asset management fees	1,255	1,513		2,358	3,284
Development fees	2,756	2,148		4,742	5,687
Leasing fees	1,256	1,038		2,612	2,877
Construction management fees	303	37		643	187
Other service revenue	1,422	1,499		2,646	2,315
Third-party real estate services revenue, excluding reimbursements	12,009	11,211		22,970	24,134
Reimbursement revenue (1)	10,853	10,946		22,676	21,993
Third-party real estate services revenue, including reimbursements	22,862	22,157		45,646	46,127
Third-party real estate services expenses	22,105	24,143		45,928	51,192
Third-party real estate services revenue less expenses	$757	$(1,986)		$(282)	$(5,065)

(1)	Represents reimbursement of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Management company assets primarily consist of management and leasing contracts with a net book value of $10.9 million and $13.7 million as of June 30, 2023 and December 31, 2022, which were included in "Intangible assets, net" in our balance sheets. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

The following is the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	X	2023	2022

	(in thousands)
Net income (loss) attributable to common shareholders	$(10,545)	$123,275		$10,626	$123,243
Add:
Depreciation and amortization expense	49,218	49,479		102,649	107,541
General and administrative expense:
Corporate and other	15,093	14,782		31,216	30,597
Third-party real estate services	22,105	24,143		45,928	51,192
Share-based compensation related to Formation Transaction and special equity awards	—	1,577		351	3,821
Transaction and other costs	3,492	1,987		5,964	2,886
Interest expense	25,835	16,041		52,677	32,319
Loss on the extinguishment of debt	450	1,038		450	1,629
Income tax expense	611	2,905		595	2,434
Net income (loss) attributable to redeemable noncontrolling interests	(1,398)	18,248		1,965	18,258
Net loss attributable to noncontrolling interests	(311)	(29)		(535)	(84)
Less:
Third-party real estate services, including reimbursements revenue	22,862	22,157		45,646	46,127
Other revenue	3,846	1,798		5,572	3,994
Income (loss) from unconsolidated real estate ventures, net	510	(2,107)		943	1,038
Interest and other income, net	2,281	1,672		6,358	15,918
Gain on the sale of real estate, net	—	158,767		40,700	158,631
Consolidated NOI	$75,051	$71,159		$152,667	$148,128

The following is a summary of NOI by segment. Items classified in the Other column include development assets, corporate entities, land assets for which we are the ground lessor and the elimination of inter-segment activity.

	Three Months Ended June 30, 2023
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$64,321	$52,443	$3,828	$120,592
Parking revenue	4,426	295	74	4,795
Total property revenue	68,747	52,738	3,902	125,387
Property expense:
Property operating	18,252	18,394	(734)	35,912
Real estate taxes	8,195	5,648	581	14,424
Total property expense	26,447	24,042	(153)	50,336
Consolidated NOI	$42,300	$28,696	$4,055	$75,051

	Three Months Ended June 30, 2022
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$71,903	$42,939	$2,194	$117,036
Parking revenue	4,187	250	77	4,514
Total property revenue	76,090	43,189	2,271	121,550
Property expense:
Property operating	19,624	14,870	951	35,445
Real estate taxes	9,018	5,054	874	14,946
Total property expense	28,642	19,924	1,825	50,391
Consolidated NOI	$47,448	$23,265	$446	$71,159

	Six Months Ended June 30, 2023
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$136,238	$102,353	$6,034	$244,625
Parking revenue	8,564	519	131	9,214
Total property revenue	144,802	102,872	6,165	253,839
Property expense:
Property operating	37,623	35,849	(1,948)	71,524
Real estate taxes	17,196	11,256	1,196	29,648
Total property expense	54,819	47,105	(752)	101,172
Consolidated NOI	$89,983	$55,767	$6,917	$152,667

	Six Months Ended June 30, 2022
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$159,524	$85,047	$4,063	$248,634
Parking revenue	8,199	384	132	8,715
Total property revenue	167,723	85,431	4,195	257,349
Property expense:
Property operating	45,826	28,625	1,638	76,089
Real estate taxes	20,795	10,275	2,062	33,132
Total property expense	66,621	38,900	3,700	109,221
Consolidated NOI	$101,102	$46,531	$495	$148,128

The following is a summary of certain balance sheet data by segment:

	Commercial	Multifamily	Other	Total

	(In thousands)
June 30, 2023
Real estate, at cost	$2,585,492	$3,126,375	$425,793	$6,137,660
Investments in unconsolidated real estate ventures	224,620	—	84,599	309,219
Total assets	2,787,056	2,508,503	488,043	5,783,602

December 31, 2022
Real estate, at cost	$2,754,832	$2,986,907	$416,343	$6,158,082
Investments in unconsolidated real estate ventures	218,723	304	80,854	299,881
Total assets	2,829,576	2,483,902	589,960	5,903,438

17.Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $150.0 million per occurrence and in the aggregate, and property and rental value insurance coverage with limits of $1.0 billion per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of our properties. We also maintain coverage, through our wholly owned captive insurance subsidiary, for a portion of the first loss on the above limits and for both terrorist acts and for nuclear, biological, chemical or radiological terrorism events with limits of $2.0 billion per occurrence. These policies are partially reinsured by third-party insurance providers.

We will continue to monitor the state of the insurance market, and the scope and costs of coverage for acts of terrorism. We cannot anticipate what coverage will be available on commercially reasonable terms in the future. We are responsible for deductibles and losses in excess of the insurance coverage, which could be material.

Our debt, consisting of mortgage loans secured by our properties, a revolving credit facility and term loans, contains customary covenants requiring adequate insurance coverage. Although we believe that we currently have adequate insurance coverage, we may not be able to obtain an equivalent amount of coverage at a reasonable cost in the future. If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance or refinance our properties.

Construction Commitments

As of June 30, 2023, we had assets under construction that, based on our current plans and estimates, require an additional $284.7 million to complete, which we anticipate will be primarily expended over the next three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset sales and recapitalizations, and available cash.

Environmental Matters

Most of our assets have been subject to environmental assessments that are intended to evaluate the environmental condition of the assets. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $18.0 million as of June 30, 2023 and December 31, 2022 and are included in "Other liabilities, net" in our balance sheets.

Other

As of June 30, 2023, we had committed tenant-related obligations totaling $53.1 million ($51.4 million related to our consolidated entities and $1.7 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (i) guarantee portions of the principal, interest and other amounts in connection with borrowings, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings, or (iii) provide guarantees to lenders and other third parties for the completion of development projects. We customarily have agreements with our outside venture partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. At times, we also have agreements with certain of our outside venture partners whereby we agree to either indemnify the partners and/or the associated ventures with respect to certain contingent liabilities associated with operating assets or to reimburse our partner for its share of any payments made by them under certain guarantees. Guarantees (excluding environmental) customarily terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. Amounts that we may be required to pay in future periods in relation to guarantees associated with budget overruns or operating losses are not estimable.

As of June 30, 2023, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures and other investments totaling $62.0 million. As of June 30, 2023, we had no debt principal payment guarantees related to our unconsolidated real estate ventures.

Additionally, with respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of June 30, 2023, the aggregate amount of debt principal payment guarantees was $8.3 million for our consolidated entities.

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

We launched the WHI with the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. We are the manager for the WHI Impact Pool, which is the social impact debt financing vehicle of the WHI. As of June 30, 2023, the WHI Impact Pool had completed closings of capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million. As of June 30, 2023, our remaining unfunded commitment was $4.3 million.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds and the WHI Impact Pool and its affiliates was $5.9 million and $10.8 million for the three and six months ended June 30, 2023, and $4.8 million and $10.3 million for the three and six months ended June 30, 2022. As of June 30, 2023 and December 31, 2022, we had receivables from the JBG Legacy Funds and the WHI Impact Pool and its affiliates totaling $3.8 million and $4.5 million for such services.

Commencing in March 2023, in connection with the sale of an 80.0% interest in 4747 Bethesda Avenue, we leased our corporate offices from an unconsolidated real estate venture and incurred $1.6 million and $1.8 million of rent expense for the three and six months ended June 30, 2023, which was included in "General and administrative expense" in our statements of operations.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $2.3 million and $4.6 million for the three and six months ended June 30, 2023, and $2.0 million and $5.1 million for the three and six months ended June 30, 2022, which was included in "Property operating expenses" in our statements of operations.

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

Organization and Basis of Presentation

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust, owns, operates, invests in and develops mixed-use properties in high growth and high barrier-to-entry submarkets in and around Washington, D.C. Through an intense focus on placemaking, JBG SMITH cultivates vibrant, amenity-rich, walkable neighborhoods throughout the Washington, D.C. metropolitan area. Approximately two-thirds of our holdings are in the National Landing submarket in Northern Virginia, which is anchored by four key demand drivers: Amazon.com, Inc.'s ("Amazon") new headquarters; Virginia Tech's under-construction $1 billion Innovation Campus; the submarket’s proximity to the Pentagon; and our deployment of next-generation public and private 5G digital infrastructure. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the Washington Housing Initiative ("WHI") Impact Pool, the legacy funds formerly organized by The JBG Companies ("JBG") (the "JBG Legacy Funds") and other third parties. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. JBG SMITH is referred to as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our: (i) 10.0% subordinated interest in one commercial building, (ii) 33.5% subordinated interest in four commercial buildings and (iii) 49.0% interest in three commercial buildings (the "L'Enfant Plaza Assets"), as well as the associated non-recourse mortgage loans, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures, and we have not guaranteed their obligations or otherwise committed to providing financial support.

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of June 30, 2023 and December 31, 2022, and for the three and six months ended June 30, 2023 and 2022. References to our balance sheets refer to our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. References to our statements of operations refer to our condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022.

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

Overview

As of June 30, 2023, our Operating Portfolio consisted of 51 operating assets comprising 31 commercial assets totaling 9.7 million square feet (8.2 million square feet at our share), 18 multifamily assets totaling 6,756 units (6,756 units at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have two under-construction multifamily assets with 1,583 units (1,583 units at our share) and 20 assets in the development pipeline totaling 12.5 million square feet (9.8 million square feet at our share) of estimated potential development density.

We continue to implement our comprehensive plan to reposition our holdings in the National Landing submarket in Northern Virginia by executing a broad array of Placemaking strategies. Our Placemaking includes the delivery of new multifamily and office developments, locally sourced amenity retail, and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. In keeping with our dedication to Placemaking, each new project is intended to contribute to authentic and distinct neighborhoods by creating a vibrant street environment with robust retail offerings and other amenities, including improved public spaces. Additionally, the cutting-edge digital infrastructure investments we are making, including our ownership of Citizens Broadband Radio Service wireless spectrum in National Landing and our agreements with AT&T and Federated Wireless, are advancing our efforts to make National Landing among the first 5G-operable submarkets in the nation.

During the second quarter of 2023, we completed the construction of two new office buildings for Amazon on Metropolitan Park in National Landing, totaling 2.1 million square feet, inclusive of approximately 50,000 square feet of street-level retail with new shops and restaurants, and Amazon took occupancy of its new headquarters in June 2023. We are the developer, property manager and retail leasing agent for Amazon's new headquarters at National Landing. We currently have leases with Amazon totaling 1.0 million square feet across six office buildings in National Landing.

Outlook

A fundamental component of our strategy to maximize long-term net asset value ("NAV") per share is active capital allocation. We evaluate development, acquisition, disposition, share repurchases and other investment decisions based on how they may impact long-term NAV per share. We intend to continue to opportunistically sell or recapitalize assets as well as land sites where a ground lease or joint venture execution may represent the most attractive path to maximizing value. Successful execution of our capital allocation strategy enables us to source capital at NAV from the disposition of assets generating low cash yields and invest those proceeds in share repurchases, new acquisitions with higher cash yields and growth, as well as in development projects with significant yield spreads and profit potential. We view this strategy as a key tool to source capital. Consequently, at any given time, we expect to be in various stages of discussions and negotiations with potential buyers, real estate venture partners, ground lessors and other counterparties with respect to sales, joint ventures and/or ground leases for certain of our assets, including portfolios thereof. These discussions and negotiations may or may not lead to definitive documentation or closed transactions. We anticipate redeploying the proceeds from these sales will not only help fund our planned growth, but will also further advance the strategic shift of our portfolio to majority multifamily. Curbed lending activity, however, has significantly slowed down the pace of asset sales and we expect this reduced activity to continue for the rest of 2023. In the meantime, we continue to advance our two under-construction multifamily assets in National Landing, 1900 Crystal Drive and 2000/2001 South Bell Street, totaling 1,583 units.

Our office portfolio occupancy as of June 30, 2023 decreased by 120 basis points to 84.0% as compared to March 31, 2023. New leasing and lease renewals have been slow and will likely continue to lag due to decision-making related to future office utilization, resulting in higher concessions and an increase in vacancy. During the three months ended June 30, 2023, we executed 210,000 square feet of office leases, approximately 30% of which comprised leases in National Landing. We have 1.8 million square feet of office leases in National Landing expiring through 2024 or on a month-to-month status. Based on tenant discussions to date, we anticipate 1.2 million square feet will vacate, implying an approximately 33% retention rate. Over half of the anticipated vacates are leases with Amazon (678,000 square feet), 300,000 square feet of which expires in 2023, and 378,000 square feet in 2024. 444,000 square feet of the Amazon vacates represent the entirety of 1800 South Bell Street and 2100 Crystal Drive, two assets that we plan to take off-line and entitle for an alternate use. Our ability to renew or re-lease this space will impact our future occupancy.

Our multifamily portfolio occupancy as of June 30, 2023 increased by 80 basis points compared to March 31, 2023 as higher leasing volume is typical for summer months. For second quarter lease expirations, we increased gross rents by 7.5% upon renewal while achieving a 49.3% renewal rate across our portfolio.

Operating Results

Key highlights for the three and six months ended June 30, 2023 included:

●	net loss attributable to common shareholders of $10.5 million, or $0.10 per diluted common share, for the three months ended June 30, 2023 compared to net income attributable to common shareholders of $123.3 million, or $1.02 per diluted common share, for the three months ended June 30, 2022. Net income attributable to common shareholders of $10.6 million, or $0.09 per diluted common share, for the six months ended June 30, 2023 compared to $123.2 million, or $0.99 per diluted common share, for the six months ended June 30, 2022;
●	third-party real estate services revenue, including reimbursements, of $22.9 million and $45.6 million for the three and six months ended June 30, 2023, as compared to $22.2 million and $46.1 million for the three and six months ended June 30, 2022;
●	operating commercial portfolio leased and occupied percentages at our share of 86.3% and 84.0% as of June 30, 2023 compared to 87.6% and 85.2% as of March 31, 2023, and 87.3% and 86.1% as of June 30, 2022;
●	operating multifamily portfolio leased and occupied percentages (1) at our share of 96.8% and 93.7% as of June 30, 2023 compared to 95.0% and 92.9% as of March 31, 2023, and 95.7% and 92.3% as of June 30, 2022;
●	the leasing of 210,000 square feet at our share, at an initial rent (2) of $45.49 per square foot and a GAAP-basis weighted average rent per square foot (3) of $44.47 for the three months ended June 30, 2023, and the leasing of 323,000 square feet at our share, at an initial rent (2) of $47.40 per square foot and a GAAP-basis weighted average rent per square foot (3) of $46.78 for the six months ended June 30, 2023; and
●	an increase in same store (4) NOI of 0.1% to $78.3 million for the three months ended June 30, 2023 compared to $78.2 million for the three months ended June 30, 2022, and a decrease in same store (4) NOI of 0.7% to $153.5 million for the six months ended June 30, 2023 compared to $154.7 million for the six months ended June 30, 2022.
(1)	2221 S. Clark Street - Residential and 900 W Street are excluded from leased and occupied percentages as they are operated as short-term rental properties.
(2)	Represents the cash basis weighted average starting rent per square foot at our share, which excludes free rent and fixed escalations.
(3)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations.
(4)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the six months ended June 30, 2023 included:

●	the sale of an 80.0% interest in 4747 Bethesda Avenue. See Note 4 to the financial statements for additional information;
●	a $187.6 million loan facility, collateralized by The Wren and F1RST Residences. See Note 7 to the financial statements for additional information;
●	the repayment of $142.4 million in mortgage loans collateralized by Falkland Chase – South & West and 800 North Glebe Road;
●	net borrowings of $62.0 million under our revolving credit facility;
●	the amendment of our revolving credit facility. See Note 7 to the financial statements for additional information;
●	the drawing of the $50.0 million remaining advance under our Tranche A-2 Term Loan. See Note 7 to the financial statements for additional information;
●	a $120.0 million term loan. See Note 7 to the financial statements for additional information;

●	the payment of dividends totaling $49.5 million and distributions to redeemable noncontrolling interests of $7.9 million;
●	the increase by our Board of Trustees of our common share repurchase authorization to $1.5 billion;
●	the repurchase and retirement of 10.5 million of our common shares for $155.8 million, a weighted average purchase price per share of $14.79; and
●	the investment of $164.8 million in development, construction in progress and real estate additions.

Activity subsequent to June 30, 2023 included:

●	the repurchase and retirement of 2.0 million common shares for $31.5 million, a weighted average purchase price per share of $16.03, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended; and
●	the declaration of a quarterly dividend of $0.225 per common share, payable on August 31, 2023 to shareholders of record as of August 17, 2023.

Critical Accounting Estimates

Our Annual Report contains a description of our critical accounting estimates, including asset acquisitions, real estate, investments in real estate ventures and revenue recognition. There have been no significant changes to our policies during the six months ended June 30, 2023.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of recent accounting pronouncements.

Results of Operations

In March 2023, we sold an 80.0% interest in 4747 Bethesda Avenue to an unconsolidated real estate venture. In 2022, we sold the Universal Buildings and Pen Place, and sold 7200 Wisconsin Avenue, 1730 M Street, RTC-West/RTC-West Trophy Office/RTC-West Land and Courthouse Plaza 1 and 2 to an unconsolidated real estate venture. We collectively refer to these assets as the "Disposed Properties" in the discussion below. In 2022, we acquired the remaining 36.0% ownership interest in Atlantic Plumbing and the remaining 50.0% ownership interest in 8001 Woodmont, which were previously owned by unconsolidated real estate ventures and consolidated upon acquisition.

Comparison of the Three Months Ended June 30, 2023 to 2022

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended June 30, 2023 compared to the same period in 2022:

	Three Months Ended June 30,
	2023	2022	% Change

	(Dollars in thousands)
Property rental revenue	$120,592	$117,036	3.0%
Third-party real estate services revenue, including reimbursements	22,862	22,157	3.2%
Depreciation and amortization expense	49,218	49,479	(0.5)%
Property operating expense	35,912	35,445	1.3%
Real estate taxes expense	14,424	14,946	(3.5)%
General and administrative expense:
Corporate and other	15,093	14,782	2.1%
Third-party real estate services	22,105	24,143	(8.4)%
Share-based compensation related to Formation Transaction and special equity awards	—	1,577	(100.0)%
Income (loss) from unconsolidated real estate ventures, net	510	(2,107)	124.2%
Interest expense	25,835	16,041	61.1%
Gain on the sale of real estate, net	—	158,767	(100.0)%

Property rental revenue increased by approximately $3.6 million, or 3.0%, to $120.6 million in 2023 from $117.0 million in 2022. The increase was primarily due to a $9.5 million increase in revenue from our multifamily assets, partially offset by a $7.6 million decrease in revenue from our commercial assets. The increase in revenue from our multifamily assets was primarily due to a $6.1 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont, and higher occupancies and rents across the portfolio. The decrease in revenue from our commercial assets was primarily due to a $5.9 million decrease related to the Disposed Properties.

Third-party real estate services revenue, including reimbursements, increased by approximately $705,000, or 3.2%, to $22.9 million in 2023 from $22.2 million in 2022. The increase was primarily due to a $608,000 increase in development fees related to the timing of development projects.

Depreciation and amortization expense decreased by approximately $261,000, or 0.5%, to $49.2 million in 2023 from $49.5 million in 2022. The decrease was primarily due to a $2.3 million decrease related to the Disposed Properties and a $1.4 million decrease due to the amortization of the acquired in-place lease intangible at The Batley in 2022. The decrease in depreciation and amortization expense was partially offset by a $2.9 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont.

Property operating expense increased by approximately $467,000, or 1.3%, to $35.9 million in 2023 from $35.4 million in 2022. The increase was primarily due to a $2.6 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont, and a $879,000 increase in property operating expenses across our multifamily portfolio, primarily related to higher compensation expenses, cleaning expenses and rising costs. The increase in property operating expense was partially offset by a $1.7 million decrease related to the Disposed Properties and an $855,000 decrease in insurance claims covered by our captive insurance subsidiary.

Real estate tax expense decreased by approximately $522,000, or 3.5%, to $14.4 million in 2023 from $14.9 million in 2022. The decrease was primarily due to a $920,000 decrease related to the Disposed Properties, partially offset by a $728,000 increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont.

General and administrative expense: corporate and other increased by approximately $311,000, or 2.1%, to $15.1 million in 2023 from $14.8 million in 2022. The increase was primarily due to a decrease in capitalized payroll, partially offset by lower compensation expenses.

General and administrative expense: third-party real estate services decreased by approximately $2.0 million, or 8.4%, to $22.1 million in 2023 from $24.1 million in 2022. The decrease was primarily due to lower compensation expenses.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by approximately $1.6 million, or 100.0%, to $0 in 2023 from $1.6 million in 2022. The decrease was primarily due to the graded vesting of certain awards issued in prior years, which resulted in lower expense as portions of the awards vested, as well as an increase in expense recovery due to termination forfeitures.

Income (loss) from unconsolidated real estate ventures increased by approximately $2.6 million, or 124.2%, to income of $510,000 in 2023 from a loss of $2.1 million in 2022. The increase was primarily due to a $2.1 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont as these assets were not yet stabilized and incurring losses, and a $1.8 million loss on the extinguishment of debt related to a property that was sold in 2022. The increase in income (loss) from unconsolidated real estate ventures was partially offset by a $936,000 gain at our share from the sale of various assets in 2022.

Interest expense increased by approximately $9.8 million, or 61.1%, to $25.8 million in 2023 from $16.0 million in 2022. The increase in interest expense was primarily due to (i) a $5.0 million decrease in the fair value of our ineffective interest rate caps due to a decline in the forward interest rate curve, (ii) a $3.8 million increase due to new mortgage loans, (iii) a $3.7 million increase related to variable rate mortgage loans due to rising interest rates, (iv) a $2.1 million increase related to construction draws for 1900 Crystal Drive, (v) a $2.1 million increase related to additional draws on our term loans and (vi) a $1.2 million increase related to the consolidation of 8001 Woodmont. The increase in interest expense was partially offset by (i) a $4.2 million increase in capitalized interest, (ii) a $2.0 million decrease related to mortgage loans collateralized by 2121 Crystal Drive and Falkland Chase – South & West repaid during 2023 and (iii) a $1.5 million decrease related to the Disposed Properties.

Gain on the sale of real estate of $158.8 million in 2022 was due to the sale of the Disposed Properties.

Comparison of the Six Months Ended June 30, 2023 to 2022

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the six months ended June 30, 2023 compared to the same period in 2022:

	Six Months Ended June 30,
	2023	2022	% Change

	(Dollars in thousands)
Property rental revenue	$244,625	$248,634	(1.6)%
Third-party real estate services revenue, including reimbursements	45,646	46,127	(1.0)%
Depreciation and amortization expense	102,649	107,541	(4.5)%
Property operating expense	71,524	76,089	(6.0)%
Real estate taxes expense	29,648	33,132	(10.5)%
General and administrative expense:
Corporate and other	31,216	30,597	2.0%
Third-party real estate services	45,928	51,192	(10.3)%
Share-based compensation related to Formation Transaction and special equity awards	351	3,821	(90.8)%
Income from unconsolidated real estate ventures, net	943	1,038	(9.2)%
Interest and other income, net	6,358	15,918	(60.1)%
Interest expense	52,677	32,319	63.0%
Gain on the sale of real estate, net	40,700	158,631	(74.3)%

Property rental revenue decreased by approximately $4.0 million, or 1.6%, to $244.6 million in 2023 from $248.6 million in 2022. The decrease was primarily due to a $23.3 million decrease in revenue from our commercial assets, partially offset by a $17.3 million increase in revenue from our multifamily assets. The decrease in revenue from our commercial assets was primarily due to a $24.4 million decrease related to the Disposed Properties. The increase in revenue from our multifamily assets was primarily due to an $11.4 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont, and higher occupancies and rents across the portfolio.

Third-party real estate services revenue, including reimbursements, decreased by approximately $481,000, or 1.0%, to $45.6 million in 2023 from $46.1 million in 2022. The decrease was primarily due to a $945,000 decrease in development fees related to the timing of development projects and a $926,000 decrease in asset management fees due to the sale of assets within the JBG Legacy Funds. The decrease in third-party real estate services revenue was partially offset by a $683,000 increase in reimbursement revenue, a $456,000 increase in construction management fees and a $331,000 increase in other service revenue.

Depreciation and amortization expense decreased by approximately $4.9 million, or 4.5%, to $102.6 million in 2023 from $107.5 million in 2022. The decrease was primarily due to a $9.6 million decrease related to the Disposed Properties and a $4.3 million decrease due to the amortization of the acquired in-place lease intangible at The Batley in 2022. The decrease in depreciation and amortization expense was partially offset by a $9.1 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont.

Property operating expense decreased by approximately $4.6 million, or 6.0%, to $71.5 million in 2023 from $76.1 million in 2022. The decrease was primarily due to (i) an $8.4 million decrease related to the Disposed Properties, (ii) a $1.2 million decrease in costs incurred related to digital infrastructure initiatives in National Landing and (iii) a $933,000 decrease in insurance claims covered by our captive insurance subsidiary. The decrease in property operating expense was partially offset by a $5.3 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont, and a $1.9 million increase in property operating expenses across our multifamily portfolio, primarily related to higher compensation expenses, cleaning expenses and rising costs.

Real estate tax expense decreased by approximately $3.5 million, or 10.5%, to $29.6 million in 2023 from $33.1 million in 2022. The decrease was primarily due to a $4.2 million decrease related to the Disposed Properties, partially offset by a $1.5 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont.

General and administrative expense: corporate and other increased by approximately $619,000, or 2.0%, to $31.2 million in 2023 from $30.6 million in 2022. The increase was primarily due to a decrease in capitalized payroll, partially offset by lower compensation expenses.

General and administrative expense: third-party real estate services decreased by approximately $5.3 million, or 10.3%, to $45.9 million in 2023 from $51.2 million in 2022. The decrease was primarily due to lower compensation expenses.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by approximately $3.5 million, or 90.8%, to $351,000 in 2023 from $3.8 million in 2022. The decrease was primarily due to the graded vesting of certain awards issued in prior years, which resulted in lower expense as portions of the awards vested, as well as an increase in expense recovery due to termination forfeitures.

Income from unconsolidated real estate ventures decreased by approximately $95,000, or 9.2%, to $943,000 in 2023 from $1.0 million in 2022. The decrease was primarily due to a $6.2 million gain at our share from the sale of various assets in 2022. The decrease in income from unconsolidated real estate ventures was partially offset by (i) a $3.9 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont as these assets were not yet stabilized and incurring losses, (ii) a $1.8 million loss on the extinguishment of debt related to a property that was sold in 2022, and (iii) an $875,000 increase related to our suspension of the equity method of accounting for the L’Enfant Plaza Assets as it was incurring losses.

Interest and other income decreased by approximately $9.6 million, or 60.1%, to $6.4 million in 2023 from $15.9 million in 2022. The decrease was primarily due to a $14.4 million decrease in realized gains primarily from the sale of investments in equity securities in 2022, partially offset by a $4.6 million increase in interest income on our outstanding cash balances and a $458,000 increase in unrealized gains from investments in real estate-focused technology companies.

Interest expense increased by approximately $20.4 million, or 63.0%, to $52.7 million in 2023 from $32.3 million in 2022. The increase in interest expense was primarily due to (i) an $11.0 million decrease in the fair value of our ineffective interest rate caps due to a decline in the forward interest rate curve, (ii) an $8.0 million increase related to variable rate mortgage loans due to rising interest rates, (iii) a $6.6 million increase due to new mortgage loans, (iv) a $3.5 million increase related to additional draws on our term loans, (v) a $3.5 million increase related to construction draws for 1900 Crystal Drive and (vi) a $2.5 million increase related to the consolidation of 8001 Woodmont. The increase in interest expense was partially offset by (i) a $7.6 million increase in capitalized interest, (ii) a $3.4 million decrease related to the Disposed Properties, (iii) a $3.2 million decrease related to mortgage loans collateralized by 2121 Crystal Drive and Falkland Chase – South & West repaid during 2023 and (iv) a $927,000 decrease related to a lower average outstanding balance on our revolving credit facility.

Gain on the sale of real estate of $40.7 million in 2023 and $158.6 million in 2022 was due to the sale of the Disposed Properties.

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

The following is the reconciliation of net income (loss) attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Net income (loss) attributable to common shareholders	$(10,545)	$123,275	$10,626	$123,243
Net income (loss) attributable to redeemable noncontrolling interests	(1,398)	18,248	1,965	18,258
Net loss attributable to noncontrolling interests	(311)	(29)	(535)	(84)
Net income (loss)	(12,254)	141,494	12,056	141,417
Gain on the sale of real estate, net of tax	—	(155,642)	(40,700)	(155,506)
Gain on the sale of unconsolidated real estate assets	—	(936)	—	(6,179)
Real estate depreciation and amortization	47,502	47,242	99,113	102,759
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	3,111	6,416	5,871	13,286
FFO attributable to noncontrolling interests	311	(47)	535	(73)
FFO attributable to common limited partnership units ("OP Units")	38,670	38,527	76,875	95,704
FFO attributable to redeemable noncontrolling interests	(5,247)	(4,966)	(10,450)	(10,843)
FFO attributable to common shareholders	$33,423	$33,561	$66,425	$84,861

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

Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes disposed properties or properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. During the three months ended June 30, 2023, our same store pool increased to 50 properties from 49 properties due to the inclusion of 8001

Woodmont as it was in service for the entirety of the comparable period. During the six months ended June 30, 2023, our same store pool increased to 49 properties from 47 properties due to the inclusion of The Wren and The Batley as they were in service for the entirety of the comparable periods. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under-construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same store NOI increased $104,000, or 0.1%, to $78.3 million for the three months ended June 30, 2023 from $78.2 million for the same period in 2022. Same store NOI decreased $1.1 million, or 0.7%, to $153.5 million for the six months ended June 30, 2023 from $154.7 million for the same period in 2022. The decrease for the six months ended June 30, 2023 was substantially attributable to (i) increased abatement and higher vacancy, partially offset by an increase in parking revenue in our commercial portfolio and (ii) higher occupancy and rents, partially offset by higher concessions and higher operating expenses, in our multifamily portfolio.

The following is the reconciliation of net income (loss) attributable to common shareholders to NOI and same store NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Net income (loss) attributable to common shareholders	$(10,545)	$123,275	$10,626	$123,243
Add:
Depreciation and amortization expense	49,218	49,479	102,649	107,541
General and administrative expense:
Corporate and other	15,093	14,782	31,216	30,597
Third-party real estate services	22,105	24,143	45,928	51,192
Share-based compensation related to Formation Transaction and special equity awards	—	1,577	351	3,821
Transaction and other costs	3,492	1,987	5,964	2,886
Interest expense	25,835	16,041	52,677	32,319
Loss on the extinguishment of debt	450	1,038	450	1,629
Income tax expense	611	2,905	595	2,434
Net income (loss) attributable to redeemable noncontrolling interests	(1,398)	18,248	1,965	18,258
Net loss attributable to noncontrolling interests	(311)	(29)	(535)	(84)
Less:
Third-party real estate services, including reimbursements revenue	22,862	22,157	45,646	46,127
Other revenue	3,846	1,798	5,572	3,994
Income (loss) from unconsolidated real estate ventures, net	510	(2,107)	943	1,038
Interest and other income, net	2,281	1,672	6,358	15,918
Gain on the sale of real estate, net	—	158,767	40,700	158,631
Consolidated NOI	75,051	71,159	152,667	148,128
NOI attributable to unconsolidated real estate ventures at our share	5,175	8,321	9,604	15,268
Non-cash rent adjustments (1)	(6,311)	(1,978)	(14,688)	(3,769)
Other adjustments (2)	5,163	5,695	12,008	14,443
Total adjustments	4,027	12,038	6,924	25,942
NOI	79,078	83,197	159,591	174,070
Less: out-of-service NOI loss (3)	(902)	(2,046)	(1,611)	(3,498)
Operating Portfolio NOI	79,980	85,243	161,202	177,568
Non-same store NOI (4)	1,640	7,007	7,667	22,918
Same store NOI (5)	$78,340	$78,236	$153,535	$154,650

Change in same store NOI	0.1%		(0.7%)
Number of properties in same store pool	50		49

(1)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.
(2)	Adjustment to include other revenue and payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue and related party management fees.
(3)	Includes the results of our under-construction assets and assets in the development pipeline.
(4)	Includes the results of properties that were not in-service for the entirety of both periods being compared, including disposed properties, and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(5)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Property management fees	$5,017	$4,976	$9,969	$9,784
Asset management fees	1,255	1,513	2,358	3,284
Development fees	2,756	2,148	4,742	5,687
Leasing fees	1,256	1,038	2,612	2,877
Construction management fees	303	37	643	187
Other service revenue	1,422	1,499	2,646	2,315
Third-party real estate services revenue, excluding reimbursements	12,009	11,211	22,970	24,134
Reimbursement revenue (1)	10,853	10,946	22,676	21,993
Third-party real estate services revenue, including reimbursements	22,862	22,157	45,646	46,127
Third-party real estate services expenses	22,105	24,143	45,928	51,192
Third-party real estate services revenue less expenses	$757	$(1,986)	$(282)	$(5,065)
(1)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

See discussion of third-party real estate services revenue, including reimbursements, and third-party real estate services expenses for the three and six months ended June 30, 2023 in the preceding pages under "Results of Operations."

Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below. Property revenue is calculated as property rental revenue plus parking revenue. Property expense is calculated as property operating expenses plus real estate taxes. Consolidated NOI is calculated as property revenue less property expense. See Note 16 to the financial statements for the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI for the three and six months ended June 30, 2023 and 2022.

The following is a summary of NOI by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Property revenue: (1)
Commercial	$68,747	$76,090	$144,802	$167,723
Multifamily	52,738	43,189	102,872	85,431
Other (2)	3,902	2,271	6,165	4,195
Total property revenue	125,387	121,550	253,839	257,349

Property expense: (3)
Commercial	26,447	28,642	54,819	66,621
Multifamily	24,042	19,924	47,105	38,900
Other (2)	(153)	1,825	(752)	3,700
Total property expense	50,336	50,391	101,172	109,221

Consolidated NOI:
Commercial	42,300	47,448	89,983	101,102
Multifamily	28,696	23,265	55,767	46,531
Other (2)	4,055	446	6,917	495
Consolidated NOI	$75,051	$71,159	$152,667	$148,128
(1)	Includes property rental revenue and parking revenue.
(2)	Includes activity related to development assets, corporate entities, land assets for which we are the ground lessor and the elimination of inter-segment activity.
(3)	Includes property operating expenses and real estate taxes.

Comparison of the Three Months Ended June 30, 2023 to 2022

Commercial: Property revenue decreased by $7.3 million, or 9.7%, to $68.7 million in 2023 from $76.1 million in 2022. Consolidated NOI decreased by $5.1 million, or 10.8%, to $42.3 million in 2023 from $47.4 million in 2022. The decreases in property revenue and consolidated NOI were primarily due to the Disposed Properties, partially offset by increased occupancy at 800 North Glebe and 2121 Crystal Drive.

Multifamily: Property revenue increased by $9.5 million, or 22.1%, to $52.7 million in 2023 from $43.2 million in 2022. Consolidated NOI increased by $5.4 million, or 23.3%, to $28.7 million in 2023 from $23.3 million in 2022. The increases in property revenue and consolidated NOI were primarily due to the consolidation of Atlantic Plumbing and 8001 Woodmont, and higher occupancy and rents across the portfolio. The increase in consolidated NOI was partially offset by an increase in property operating costs.

Comparison of the Six Months Ended June 30, 2023 to 2022

Commercial: Property revenue decreased by $22.9 million, or 13.7%, to $144.8 million in 2023 from $167.7 million in 2022. Consolidated NOI decreased by $11.1 million, or 11.0%, to $90.0 million in 2023 from $101.1 million in 2022. The decreases in property revenue and consolidated NOI were primarily due to the Disposed Properties.

Multifamily: Property revenue increased by $17.4 million, or 20.4%, to $102.9 million in 2023 from $85.4 million in 2022. Consolidated NOI increased by $9.2 million, or 19.8%, to $55.8 million in 2023 from $46.5 million in 2022. The increases in property revenue and consolidated NOI were primarily due to the consolidation of Atlantic Plumbing and 8001 Woodmont, and higher occupancy and rents across the portfolio. The increase in consolidated NOI was partially offset by an increase in property operating costs.

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

Mortgage Loans

The following is a summary of mortgage loans:

	Weighted Average
	Effective
	Interest Rate (1)	June 30, 2023	December 31, 2022

		(In thousands)
Variable rate (2)	5.43%	$678,671	$892,268
Fixed rate (3)	4.45%	1,025,535	1,009,607
Mortgage loans		1,704,206	1,901,875
Unamortized deferred financing costs and premium/discount, net (4)		(14,999)	(11,701)
Mortgage loans, net		$1,689,207	$1,890,174
(1)	Weighted average effective interest rate as of June 30, 2023.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 2.42%, and the weighted average maturity date of the interest rate caps is August 2023. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of June 30, 2023, one-month London Interbank Offered Rate ("LIBOR") was 5.22% and one-month term Secured Overnight Financing Rate ("SOFR") was 5.14%.
(3)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.
(4)	As of June 30, 2023 and December 31, 2022, excludes $2.0 million and $2.2 million of net deferred financing costs related to unfunded mortgage loans that were included in "Other assets, net" in our balance sheets.

As of June 30, 2023 and December 31, 2022, the net carrying value of real estate collateralizing our mortgage loans totaled $2.1 billion and $2.2 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgage loans are recourse to us. See Note 17 to the financial statements for additional information.

In January 2023, we entered into a $187.6 million loan facility, collateralized by The Wren and F1RST Residences. The loan has a seven-year term and a fixed interest rate of 5.13%. This loan is the initial advance under a Fannie Mae multifamily credit facility which provides flexibility for collateral substitutions, future advances tied to performance, ability to mix fixed and floating rates, and staggered maturities. Proceeds from the loan were used, in part, to repay the $131.5 million mortgage loan collateralized by 2121 Crystal Drive, which had a fixed interest rate of 5.51%.

In June 2023, we repaid $142.4 million in mortgage loans collateralized by Falkland Chase – South & West and 800 North Glebe Road.

As of June 30, 2023 and December 31, 2022, we had various interest rate swap and cap agreements on certain mortgage loans with an aggregate notional value of $1.2 billion and $1.3 billion. See Note 15 to the financial statements for additional information.

Revolving Credit Facility and Term Loans

As of June 30, 2023, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2025, a $400.0 million term loan ("Tranche A-2 Term Loan") maturing in January 2028, which includes the

$50.0 million remaining advance drawn in May 2023, and a $120.0 million term loan ("2023 Term Loan") maturing in June 2028.

Effective as of June 29, 2023, the revolving credit facility was amended to: (i) reduce the borrowing capacity from $1.0 billion to $750.0 million, (ii) extend the maturity date from January 2025 to June 2027 and (iii) amend the interest rate to daily SOFR plus 1.40% to daily SOFR plus 1.85%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets. We have the option to increase the $750.0 million revolving credit facility or add term loans up to $500.0 million, and we also have the right to extend the maturity date beyond June 2027 via two six-month extension options.

In addition, on June 29, 2023, we entered into a $120.0 million term loan maturing in June 2028 with an interest rate of one-month term SOFR plus 1.25% to one-month term SOFR plus 1.80%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets. We also entered into an interest rate swap with a total notional value of $120.0 million, which fixes SOFR at an interest rate of 4.01% through the maturity date.

In July 2023, we amended the covenants related to the Tranche A-1 Term Loan and the Tranche A-2 Term Loan to be consistent with those of the revolving credit facility and 2023 Term Loan covenants.

The following is a summary of amounts outstanding under the revolving credit facility and term loans:

	Effective
	Interest Rate (1)	June 30, 2023	December 31, 2022

		(In thousands)
Revolving credit facility (2) (3)	6.49%	$62,000	$—

Tranche A-1 Term Loan (4)	2.61%	$200,000	$200,000
Tranche A-2 Term Loan (4)	3.54%	400,000	350,000
2023 Term Loan (5)	5.26%	120,000	—
Term loans		720,000	550,000
Unamortized deferred financing costs, net		(3,243)	(2,928)
Term loans, net		$716,757	$547,072
(1)	Effective interest rate as of June 30, 2023. The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(2)	As of June 30, 2023, daily SOFR was 5.09%. As of June 30, 2023 and December 31, 2022, letters of credit with an aggregate face amount of $467,000 were outstanding under our revolving credit facility.
(3)	As of June 30, 2023 and December 31, 2022, excludes $11.7 million and $3.3 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our balance sheets.
(4)	As of June 30, 2023 and December 31, 2022, the outstanding balance was fixed by interest rate swap agreements. As of June 30, 2023, these interest rate swap agreements fix SOFR at a weighted average interest rate of 1.46% for the Tranche A-1 Term Loan and 2.29% for the Tranche A-2 Term Loan. Interest rate swaps for the Tranche A-1 Term Loan with a total notional value of $200.0 million mature in July 2024. Interest rate swaps for the Tranche A-2 Term Loan with a total notional value of $200.0 million mature in July 2024 and with a total notional value of $200.0 million mature in January 2028. We have two forward-starting interest rate swaps that will be effective July 2024 with a total notional value of $200.0 million, which will effectively fix SOFR for the Tranche A-2 Term Loan at a weighted average interest rate of 2.81% through the maturity date.
(5)	As of June 30, 2023, the outstanding balance was fixed by an interest rate swap agreement, which fixes SOFR at an interest rate of 4.01% through the maturity date.

As of June 30, 2023, we had fully-hedged debt with a principal balance totaling $692.7 million that used LIBOR as a reference rate. As of the date of this filing, all our debt and hedging arrangements use SOFR as a reference rate.

Common Shares Repurchased

Our Board of Trustees previously authorized the repurchase of up to $1.0 billion of our outstanding common shares, and in May 2023, increased the common share repurchase authorization to $1.5 billion. During the three and six months ended June 30, 2023, we repurchased and retired 9.3 million and 10.5 million common shares for $135.7 million and $155.8 million, a weighted average purchase price per share of $14.54 and $14.79. During the three and six months ended

June 30, 2022, we repurchased and retired 8.5 million and 11.8 million common shares for $213.9 million and $307.0 million, a weighted average purchase price per share of $25.15 and $25.91. Since we began the share repurchase program through June 30, 2023, we have repurchased and retired 33.8 million common shares for $779.3 million, a weighted average purchase price per share of $23.02.

During the third quarter of 2023, through the date of this filing, we repurchased and retired 2.0 million common shares for $31.5 million, a weighted average purchase price per share of $16.03, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

Material Cash Requirements

Our material cash requirements for the next 12 months and beyond are to fund:

●	normal recurring expenses;
●	debt service and principal repayment obligations, including balloon payments on maturing mortgage loans — as of June 30, 2023, we had no debt on a consolidated basis and $13.7 million at our share scheduled to mature in 2023;
●	capital expenditures, including major renovations, tenant improvements and leasing costs — as of June 30, 2023, we had committed tenant-related obligations totaling $53.1 million ($51.4 million related to our consolidated entities and $1.7 million related to our unconsolidated real estate ventures at our share);
●	development expenditures — as of June 30, 2023, we had assets under construction that, based on our current plans and estimates, require an additional $284.7 million to complete, which we anticipate will be primarily expended over the next three years;
●	dividends to shareholders and distributions to holders of OP Units and LTIP Units — on August 3, 2023, our Board of Trustees declared a quarterly dividend of $0.225 per common share;
●	possible common share repurchases — during the third quarter of 2023, through the date of this filing, we repurchased and retired 2.0 million common shares for $31.5 million; and
●	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests.

We expect to satisfy these needs using one or more of the following:

●	cash and cash equivalents — as of June 30, 2023, we had cash and cash equivalents of $156.6 million;
●	cash flows from operations;
●	distributions from real estate ventures;
●	borrowing capacity under our revolving credit facility — as of June 30, 2023, we had $687.5 million of availability under our revolving credit facility; and
●	proceeds from financings, asset sales and recapitalizations.

While we do not expect to do so during the next 12 months, we also can issue securities to raise funds.

During the six months ended June 30, 2023, there were no significant changes to the material cash requirements information presented in Item 7 of Part II of our Annual Report.

See additional information in the following pages under "Commitments and Contingencies."

Summary of Cash Flows

The following summary discussion of our cash flows is based on our statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Six Months Ended June 30,
	2023	2022

	(In thousands)
Net cash provided by operating activities	$89,431	$107,649
Net cash (used in) provided by investing activities	(135,500)	785,304
Net cash used in financing activities	(25,160)	(819,930)

Cash Flows for the Six Months Ended June 30, 2023

Cash and cash equivalents, and restricted cash decreased $71.2 million to $202.8 million as of June 30, 2023, compared to $274.1 million as of December 31, 2022. This decrease resulted from $135.5 million of net cash used in investing activities and $25.2 million of net cash used in financing activities, partially offset by $89.4 million of net cash provided by operating activities. Our outstanding debt was $2.5 billion as of June 30, 2023 and December 31, 2022.

Net cash provided by operating activities of $89.4 million comprised: (i) $86.2 million of net income (before $114.8 million of non-cash items and a $40.7 million gain on the sale of real estate), (ii) $9.4 million of return on capital from unconsolidated real estate ventures and (iii) $6.1 million of net change in operating assets and liabilities. Non-cash income adjustments of $114.8 million primarily include depreciation and amortization expense, share-based compensation expense, deferred rent and other non-cash items.

Net cash used in investing activities of $135.5 million comprised: (i) $164.8 million of development costs, construction in progress and real estate additions, (ii) $20.2 million of investments in unconsolidated real estate ventures and other investments and (iii) a $19.6 million payment of a deferred purchase price related to the acquisition of a development parcel in 2020, partially offset by (iv) $69.0 million of proceeds from the sale of real estate.

Net cash used in financing activities of $25.2 million primarily comprised: (i) $278.5 million of repayments of mortgage loans, (ii) $155.8 million of common shares repurchased, (iii) $60.0 million of repayments on the revolving credit facility, (iv) $49.5 million of dividends paid to common shareholders, (v) $17.2 million of debt issuance and modification costs, and (vi) $7.9 million of distributions to our redeemable noncontrolling interests, partially offset by (vii) $251.7 million of borrowings under mortgage loans, (viii) $170.0 million of borrowings under term loans and (ix) $122.0 million of borrowings under the revolving credit facility.

Unconsolidated Real Estate Ventures

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of June 30, 2023, we had investments in unconsolidated real estate ventures totaling $309.2 million. For these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.

From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (i) guarantee portions of the principal, interest and other amounts in connection with borrowings, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings, or (iii) provide guarantees to lenders and other third parties for the completion of development projects. We customarily have agreements with our outside venture partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. At times, we also have agreements with certain of our outside venture partners whereby we agree to either indemnify the partners and/or the associated ventures with respect to certain contingent liabilities associated with operating assets or to reimburse our partner for its share of any payments made by them under certain guarantees. Guarantees (excluding environmental) customarily terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. Amounts that we may be required to pay in future periods in relation to guarantees associated with budget overruns or operating losses are not estimable.

As of June 30, 2023, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures and other investments totaling $62.0 million. As of June 30, 2023, we had no debt principal payment guarantees related to our unconsolidated real estate ventures.

Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $150.0 million per occurrence and in the aggregate, and property and rental value insurance coverage with limits of $1.0 billion per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of our properties. We also maintain coverage, through our wholly owned captive insurance subsidiary, for a portion of the first loss on the above limits and for both terrorist acts and for nuclear, biological, chemical or radiological terrorism events with limits of $2.0 billion per occurrence. These policies are partially reinsured by third-party insurance providers.

We will continue to monitor the state of the insurance market, and the scope and costs of coverage for acts of terrorism. We cannot anticipate what coverage will be available on commercially reasonable terms in the future. We are responsible for deductibles and losses in excess of the insurance coverage, which could be material.

Our debt, consisting of mortgage loans secured by our properties, a revolving credit facility and term loans, contains customary covenants requiring adequate insurance coverage. Although we believe that we currently have adequate insurance coverage, we may not be able to obtain an equivalent amount of coverage at a reasonable cost in the future. If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance or refinance our properties.

Construction Commitments

As of June 30, 2023, we had assets under construction that, based on our current plans and estimates, require an additional $284.7 million to complete, which we anticipate will be primarily expended over the next three years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset sales and recapitalizations, and available cash.

Other

As of June 30, 2023, we had committed tenant-related obligations totaling $53.1 million ($51.4 million related to our consolidated entities and $1.7 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

With respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of June 30, 2023, the aggregate amount of debt principal payment guarantees was $8.3 million for our consolidated entities.

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

Most of our assets have been subject to environmental assessments that are intended to evaluate the environmental condition of the assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks, and the preparation and issuance of a written report. Soil and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 17 to the financial statements, environmental liabilities totaled $18.0 million as of June 30, 2023 and December 31, 2022 and are included in "Other liabilities, net" in our balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following is a summary of our annual exposure to a change in interest rates:

	June 30, 2023			December 31, 2022
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgage loans:
Variable rate (1)	$678,671	5.43%	$1,445	$892,268	5.21%
Fixed rate (2)	1,025,535	4.45%	—	1,009,607	4.44%
	$1,704,206		$1,445	$1,901,875
Revolving credit facility and term loans:
Revolving credit facility (3)	$62,000	6.49%	$629	$—	5.51%
Tranche A-1 Term Loan (4)	200,000	2.61%	—	200,000	2.61%
Tranche A-2 Term Loan (4)	400,000	3.54%	—	350,000	3.40%
2023 Term Loan (5)	120,000	5.26%	—	—	—
	$782,000		$629	$550,000
Pro rata share of debt of unconsolidated real estate ventures (contractual balances):
Variable rate (1)	$56,916	5.84%	$164	$22,065	6.45%
Fixed rate (2)	33,000	4.13%	—	33,000	4.13%
	$89,916		$164	$55,065
(1)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 2.42%, and the weighted average maturity date of the interest rate caps is August 2023. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of June 30, 2023, one-month LIBOR was 5.22% and one-month term SOFR was 5.14%. The impact of these interest rate caps is reflected in our calculation of the annual effect of a 1% change in base rates.
(2)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.
(3)	As of June 30, 2023, daily SOFR was 5.09%. The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(4)	As of June 30, 2023 and December 31, 2022, the outstanding balance was fixed by interest rate swap agreements. As of June 30, 2023, the interest rate swaps fix SOFR at a weighted average interest rate of 1.46% for the Tranche A-1 Term Loan and 2.29% for the Tranche A-2 Term Loan. See Note 7 to the financial statements for additional information.
(5)	As of June 30, 2023, the outstanding balance was fixed by an interest rate swap agreement, which fixes SOFR at an interest rate of 4.01% through the maturity date.

The fair value of our mortgage loans is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of June 30, 2023 and December 31, 2022, the estimated fair value of our consolidated debt was $2.4 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

As of June 30, 2023 and December 31, 2022, we had interest rate swap and cap agreements with an aggregate notional value of $1.4 billion, which were designated as effective hedges. The fair value of our interest rate swaps and caps designated as effective hedges primarily consisted of assets totaling $51.3 million and $53.5 million as of June 30, 2023 and December 31, 2022, included in "Other assets, net" in our balance sheets.

Derivative Financial Instruments Designated as Ineffective Hedges

Certain derivative financial instruments, consisting of interest rate cap agreements, are cash flow hedges that are designated as ineffective hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains or losses are recorded in "Interest expense" in our statements of operations. As of June 30, 2023 and December 31, 2022, we had various interest rate cap agreements with an aggregate notional value of $711.8 million, which were designated as ineffective hedges. The fair value of our interest rate cap agreements designated as ineffective hedges consisted of assets totaling $2.3 million and $8.1 million as of June 30, 2023 and December 31, 2022, included in "Other assets, net" in our balance sheets.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, involved in legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of equity securities by the issuer and affiliated purchasers:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under the Plan Or Programs
April 1, 2023 - April 30, 2023	2,399,238	$14.17	2,399,238	$322,367,801
May 1 2023 - May 31, 2023	4,065,637	14.54	4,065,637	763,155,096
June 1, 2023 - June 30, 2023	2,856,095	14.86	2,856,095	720,668,410
Total for the three months ended June 30, 2023	9,320,970	14.54	9,320,970
Total for the six months ended June 30, 2023	10,526,158	14.79	10,526,158
Program total since inception in March 2020 (1)	33,823,567	23.02	33,823,567
(1)	During the third quarter of 2023, through the date of this filing, we repurchased and retired 2.0 million common shares for $31.5 million, a weighted average purchase price per share of $16.03, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended June 30, 2023, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Second Amended and Restated Bylaws

On August 3, 2023, our Board of Trustees (the "Board") amended and restated our Amended and Restated Bylaws (the "Second Amended and Restated Bylaws"), effective immediately, to: (i) expressly provide for the ability of stockholders to participate in meetings of stockholders by electronic transmission, (ii) require any shareholder directly or indirectly soliciting proxies from other shareholders to use a proxy card color other than white, (iii) implement and update the procedure and information requirements for the nominations of persons for election to the Board, including to address matters relating to the new universal proxy rules set forth in Rule 14a-19 under the Securities Exchange Act of 1934, as amended, (iv) revise the information required to be included in or updated in a shareholder's notice regarding nomination of a trustee for election or reelection, (v) clarifying the instances in which a shareholder’s notice regarding nomination of a trustee for election or reelection may be disregarded and (vi) make certain other administrative, clarifying and conforming and/or immaterial changes throughout.

The foregoing description of the Second Amended and Restated Bylaws is not complete and is qualified in its entirety by reference to the Second Amended and Restated Bylaws, which are filed as Exhibit 3.4 hereto in unmarked form, and as Exhibit 3.5 hereto in redline form marking the amendments described above, and are incorporated herein by reference.

ITEM 6. EXHIBITS

(a) Exhibit Index

Exhibits	Description
3.1	Declaration of Trust of JBG SMITH Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 21, 2017).
3.2	Articles Supplementary to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 6, 2018).
3.3	Articles of Amendment to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed on May 3, 2018).
3.4**	Second Amended and Restated Bylaws of JBG SMITH Properties, effective August 3, 2023.
3.5**	Second Amended and Restated Bylaws of JBG SMITH Properties, effective August 3, 2023 (redline).
10.1

Amended and Restated Credit Agreement, dated as of June 29, 2023, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 29, 2023).

10.2

Second Amendment to Credit Agreement, dated as of July 24, 2023, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 28, 2023).

10.3

First Amendment to Credit Agreement, dated as of July 24, 2023, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form - K, filed on July 28, 2023).

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

JBG SMITH Properties

Date:	August 8, 2023	/s/ M. Moina Banerjee
M. Moina Banerjee
Chief Financial Officer
(Principal Financial Officer)

JBG SMITH Properties

Date:	August 8, 2023	/s/ Angela Valdes
Angela Valdes
Chief Accounting Officer
(Principal Accounting Officer)