Form 10-Q
period 2023-09-30
JBG SMITH Properties
filed 2023-11-07
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, JBG SMITH Properties had 95,700,250 common shares outstanding.

JBG SMITH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value amounts)

	September 30, 2023	December 31, 2022
ASSETS
Real estate, at cost:
Land and improvements	$1,207,873	$1,302,569
Buildings and improvements	4,037,280	4,310,821
Construction in progress, including land	709,878	544,692
	5,955,031	6,158,082
Less: accumulated depreciation	(1,355,355)	(1,335,000)
Real estate, net	4,599,676	4,823,082
Cash and cash equivalents	130,522	241,098
Restricted cash	38,257	32,975
Tenant and other receivables	44,080	56,304
Deferred rent receivable	171,121	170,824
Investments in unconsolidated real estate ventures	296,397	299,881
Intangible assets, net	139,876	162,246
Other assets, net	217,903	117,028
Assets held for sale	28,336	—
TOTAL ASSETS	$5,666,168	$5,903,438

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans, net	$1,727,133	$1,890,174
Revolving credit facility	92,000	—
Term loans, net	716,953	547,072
Accounts payable and accrued expenses	135,085	138,060
Other liabilities, net	145,550	132,710
Total liabilities	2,816,721	2,708,016
Commitments and contingencies
Redeemable noncontrolling interests	444,361	481,310
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized; none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 97,717 and 114,013 shares issued and outstanding as of September 30, 2023 and December 31, 2022	978	1,141
Additional paid-in capital	3,043,036	3,263,738
Accumulated deficit	(722,847)	(628,636)
Accumulated other comprehensive income	51,668	45,644
Total shareholders' equity of JBG SMITH Properties	2,372,835	2,681,887
Noncontrolling interests	32,251	32,225
Total equity	2,405,086	2,714,112
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$5,666,168	$5,903,438

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE
Property rental	$120,294	$119,811	$364,919	$368,445
Third-party real estate services, including reimbursements	23,942	21,845	69,588	67,972
Other revenue	7,326	5,958	22,112	18,667
Total revenue	151,562	147,614	456,619	455,084
EXPENSES
Depreciation and amortization	50,265	50,056	152,914	157,597
Property operating	37,588	36,380	109,112	112,469
Real estate taxes	14,413	14,738	44,061	47,870
General and administrative:
Corporate and other	11,246	12,072	42,462	42,669
Third-party real estate services	21,405	21,230	67,333	72,422
Share-based compensation related to Formation Transaction and special equity awards	46	548	397	4,369
Transaction and other costs	1,830	1,746	7,794	4,632
Total expenses	136,793	136,770	424,073	442,028
OTHER INCOME (EXPENSE)
Loss from unconsolidated real estate ventures, net	(2,263)	(13,867)	(1,320)	(12,829)
Interest and other income, net	7,774	984	14,132	16,902
Interest expense	(27,903)	(17,932)	(80,580)	(50,251)
Gain on the sale of real estate, net	906	—	41,606	158,631
Loss on the extinguishment of debt	—	(1,444)	(450)	(3,073)
Impairment loss	(59,307)	—	(59,307)	—
Total other income (expense)	(80,793)	(32,259)	(85,919)	109,380
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(66,024)	(21,415)	(53,373)	122,436
Income tax expense	(77)	(166)	(672)	(2,600)
NET INCOME (LOSS)	(66,101)	(21,581)	(54,045)	119,836
Net (income) loss attributable to redeemable noncontrolling interests	7,926	2,546	5,961	(15,712)
Net (income) loss attributable to noncontrolling interests	168	(258)	703	(174)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(58,007)	$(19,293)	$(47,381)	$103,950
EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.58)	$(0.17)	$(0.45)	$0.86
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	101,445	114,360	108,351	120,741

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET INCOME (LOSS)	$(66,101)	$(21,581)	$(54,045)	$119,836
OTHER COMPREHENSIVE INCOME:
Change in fair value of derivative financial instruments	19,679	32,939	32,499	65,259
Reclassification of net (income) loss on derivative financial instruments from accumulated other comprehensive income into interest expense	(9,470)	(333)	(24,820)	6,214
Total other comprehensive income	10,209	32,606	7,679	71,473
COMPREHENSIVE INCOME (LOSS)	(55,892)	11,025	(46,366)	191,309
Net (income) loss attributable to redeemable noncontrolling interests	7,926	2,546	5,961	(15,712)
Net (income) loss attributable to noncontrolling interests	168	(258)	703	(174)
Other comprehensive income attributable to redeemable noncontrolling interests	(1,346)	(4,376)	(902)	(8,653)
Other comprehensive income attributable to noncontrolling interests	(686)	—	(753)	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JBG SMITH PROPERTIES	$(49,830)	$8,937	$(41,357)	$166,770

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income	Interests	Equity
BALANCE AS OF JUNE 30, 2023	105,139	$1,052	$3,156,511	$(641,813)	$43,491	$31,741	$2,590,982
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(58,007)	—	(168)	(58,175)
Redemption of common limited partnership units ("OP Units") for common shares	491	5	7,597	—	—	—	7,602
Common shares repurchased	(7,920)	(79)	(120,760)	—	—	—	(120,839)
Common shares issued pursuant to employee incentive compensation plan and Employee Share Purchase Plan ("ESPP")	7	—	69	—	—	—	69
Dividends declared on common shares ($0.225 per common share)	—	—	—	(23,027)	—	—	(23,027)
Distributions to noncontrolling interests, net	—	—	—	—	—	(8)	(8)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	(381)	—	(1,346)	—	(1,727)
Total other comprehensive income	—	—	—	—	10,209	—	10,209
Other comprehensive income attributable to noncontrolling interest	—	—	—	—	(686)	686	—
BALANCE AS OF SEPTEMBER 30, 2023	97,717	$978	$3,043,036	$(722,847)	$51,668	$32,251	$2,405,086

BALANCE AS OF JUNE 30, 2022	115,862	$1,160	$3,285,511	$(513,746)	$18,640	$31,640	$2,823,205
Net income (loss) attributable to common shareholders and noncontrolling interests	—	—	—	(19,293)	—	258	(19,035)
Redemption of OP Units for common shares	213	2	4,889	—	—	—	4,891
Common shares repurchased	(2,311)	(24)	(53,979)	—	—	—	(54,003)
Common shares issued pursuant to employee incentive compensation plan and ESPP	—	—	377	—	—	—	377
Dividends declared on common shares ($0.225 per common share)	—	—	—	(25,749)	—	—	(25,749)
Distributions from noncontrolling interests, net	—	—	—	—	—	(8)	(8)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	28,861	—	(4,376)	—	24,485
Total other comprehensive income	—	—	—	—	32,606	—	32,606
BALANCE AS OF SEPTEMBER 30, 2022	113,764	$1,138	$3,265,659	$(558,788)	$46,870	$31,890	$2,786,769

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
					Other
			Additional		Comprehensive
	Common Shares		Paid-In	Accumulated	Income	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	(Loss)	Interests	Equity
BALANCE AS OF DECEMBER 31, 2022	114,013	$1,141	$3,263,738	$(628,636)	$45,644	$32,225	$2,714,112
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(47,381)	—	(703)	(48,084)
Redemption of OP Units for common shares	2,068	21	33,089	—	—	—	33,110
Common shares repurchased	(18,446)	(184)	(276,500)	—	—	—	(276,684)
Common shares issued pursuant to employee incentive compensation plan and ESPP	82	—	1,865	—	—	—	1,865
Dividends declared on common shares ($0.45 per common share)	—	—	—	(46,830)	—	—	(46,830)
Distributions to noncontrolling interests, net	—	—	—	—	—	(24)	(24)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	20,844	—	(902)	—	19,942
Other comprehensive income	—	—	—	—	7,679	—	7,679
Other comprehensive income attributable to noncontrolling interest	—	—	—	—	(753)	753	—
BALANCE AS OF SEPTEMBER 30, 2023	97,717	$978	$3,043,036	$(722,847)	$51,668	$32,251	$2,405,086

BALANCE AS OF DECEMBER 31, 2021	127,378	$1,275	$3,539,916	$(609,331)	$(15,950)	$22,507	$2,938,417
Net income attributable to common shareholders and noncontrolling interests	—	—	—	103,950	—	174	104,124
Redemption of OP Units for common shares	493	5	12,662	—	—	—	12,667
Common shares repurchased	(14,151)	(142)	(360,900)	—	—	—	(361,042)
Common shares issued pursuant to employee incentive compensation plan and ESPP	44	—	1,806	—	—	—	1,806
Dividends declared on common shares ($0.45 per common share)	—	—	—	(53,407)	—	—	(53,407)
Contributions from noncontrolling interests, net	—	—	—	—	—	9,209	9,209
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	72,175	—	(8,653)	—	63,522
Other comprehensive income	—	—	—	—	71,473	—	71,473
BALANCE AS OF SEPTEMBER 30, 2022	113,764	$1,138	$3,265,659	$(558,788)	$46,870	$31,890	$2,786,769

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$(54,045)	$119,836
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	27,011	32,324
Depreciation and amortization expense, including amortization of deferred financing costs	156,841	160,797
Deferred rent	(20,594)	(14,764)
Loss from unconsolidated real estate ventures, net	1,320	12,829
Amortization of market lease intangibles, net	(767)	(874)
Amortization of lease incentives	1,812	6,175
Loss on the extinguishment of debt	450	3,073
Impairment loss	59,307	—
Gain on the sale of real estate, net	(41,606)	(158,631)
(Income) loss on operating lease and other receivables	(67)	1,392
Income from investments, net	(1,163)	(14,733)
Return on capital from unconsolidated real estate ventures	12,633	8,483
Other non-cash items	8,586	(7,352)
Changes in operating assets and liabilities:
Tenant and other receivables	12,223	(5,044)
Other assets, net	(22,305)	(20,552)
Accounts payable and accrued expenses	(18,129)	(3,648)
Other liabilities, net	(6,614)	11,055
Net cash provided by operating activities	114,893	130,366
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(241,336)	(218,835)
Acquisition of real estate	(19,551)	(15,232)
Deposits for real estate and other acquisitions	—	(1,750)
Proceeds from the sale of real estate	162,092	923,108
Proceeds from the sale of investments	—	19,030
Proceeds from derivative financial instruments	465	—
Payments on derivative financial instruments	(9,830)	—
Distributions of capital from unconsolidated real estate ventures and other investments	9,264	54,759
Investments in unconsolidated real estate ventures and other investments	(24,344)	(86,678)
Net cash (used in) provided by investing activities	(123,240)	674,402
FINANCING ACTIVITIES:
Borrowings under mortgage loans	287,582	134,263
Borrowings under revolving credit facility	247,000	100,000
Borrowings under term loans	170,000	150,000
Repayments of mortgage loans	(280,135)	(268,627)
Repayments of revolving credit facility	(155,000)	(300,000)
Proceeds from derivative financial instruments	9,600	—
Payments on derivative financial instruments	(465)	—
Debt issuance and modification costs	(17,579)	(5,135)
Redemption of partner's noncontrolling interest	(647)	—
Proceeds from common shares issued pursuant to ESPP	665	800
Common shares repurchased	(273,851)	(361,042)
Dividends paid to common shareholders	(72,483)	(82,072)
Distributions to redeemable noncontrolling interests	(11,619)	(12,398)
Distributions to noncontrolling interests	(15)	(166)
Contributions from noncontrolling interests	—	9,383
Net cash used in financing activities	(96,947)	(634,994)

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Net (decrease) increase in cash and cash equivalents, and restricted cash	(105,294)	169,774
Cash and cash equivalents, and restricted cash, beginning of period	274,073	302,095
Cash and cash equivalents, and restricted cash, end of period	$168,779	$471,869

CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD:
Cash and cash equivalents	$130,522	$258,871
Restricted cash	38,257	212,998
Cash and cash equivalents, and restricted cash	$168,779	$471,869

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $11,013 and $6,816 in 2023 and 2022)	$65,416	$52,620
Accrued capital expenditures included in accounts payable and accrued expenses	80,946	74,735
Write-off of fully depreciated assets	3,489	10,642
Conversion of OP Units to common shares	33,110	12,667
Recognition of operating lease right-of-use asset	61,443	—
Recognition of liabilities related to operating lease right-of-use asset	61,443	—
Cash paid for amounts included in the measurement of lease liabilities for operating leases	3,567	1,638

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

Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of September 30, 2023, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 87.7% of its OP Units, after giving effect to the conversion of certain vested long-term incentive partnership units ("LTIP Units") that are convertible into OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our: (i) 10.0% subordinated interest in one commercial building, (ii) 33.5% subordinated interest in four commercial buildings (the "Fortress Assets") and (iii) 49.0% interest in three commercial buildings (the "L'Enfant Plaza Assets"), as well as the associated non-recourse mortgage loans, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures, and we have not guaranteed their obligations or otherwise committed to providing financial support.

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

As of September 30, 2023, our Operating Portfolio consisted of 48 operating assets comprising 30 commercial assets totaling 9.2 million square feet (8.1 million square feet at our share), 16 multifamily assets totaling 6,318 units (6,318 units at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have two under-construction multifamily assets with 1,583 units (1,583 units at our share) and 20 assets in the development pipeline totaling 12.5 million square feet (9.8 million square feet at our share) of estimated potential development density.

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

In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 21, 2023 ("Annual Report").

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of September 30, 2023 and December 31, 2022, and for the three and nine months ended September 30, 2023 and 2022. References to our balance sheets refer to our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. References to our statements of operations refer to our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022. References to our statements of comprehensive income (loss) refer to our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022.

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

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform ("Topic 848"), which was amended in December 2022 by ASU 2022-06, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. As of September 30, 2023, we have converted all our London Interbank Offered Rate-indexed debt and derivative financial instruments to Secured Overnight Financing Rate ("SOFR")-based indexes. For all derivative financial instruments designated as effective hedges, we utilized the elective relief in Topic 848 that allows for the continuation of hedge accounting through the transition process.

3.Acquisition, Dispositions and Assets Held for Sale

Acquisition

During the nine months ended September 30, 2023, we paid the deferred purchase price of $19.6 million related to the 2020 acquisition of a development parcel, formerly the Americana hotel.

Dispositions

The following is a summary of activity for the nine months ended September 30, 2023:

							Gain (Loss)
					Gross	Cash	on the Sale
				Total	Sales	Proceeds	of Real
Date Disposed	Assets	Segment	Location	Units	Price	from Sale	Estate

				(In thousands)
March 17, 2023	Development Parcel	Other	Arlington, Virginia	—	$5,500	$4,954	$(53)
March 23, 2023	4747 Bethesda Avenue (1)	Commercial	Bethesda, Maryland				40,053
September 20, 2023	Falkland Chase-South & West and Falkland Chase-North	Multifamily	Silver Spring, Maryland	438	95,000	93,094	1,208
	Other (2)						398
							$41,606
(1)	We sold an 80.0% interest in the asset for a gross sales price of $196.0 million, representing a gross valuation of $245.0 million. See Note 4 for additional information.
(2)	Related to prior period dispositions.

Assets Held for Sale

The following is a summary of assets held for sale as of September 30, 2023. There were no assets held for sale as of December 31, 2022.

			Total	Assets Held
Assets	Segment	Location	Square Feet	for Sale

			(In thousands)
5 M Street Southwest (1)	Other	Washington, D.C.	665	$28,336
(1)	Sold on October 4, 2023 for $29.5 million. Total square feet represent estimated potential development density.

4.Investments in Unconsolidated Real Estate Ventures

The following is a summary of the composition of our investments in unconsolidated real estate ventures:

	Effective
	Ownership
Real Estate Venture	Interest (1)	September 30, 2023	December 31, 2022

		(In thousands)
Prudential Global Investment Management	50.0%	$196,389	$203,529
J.P. Morgan Global Alternatives ("J.P. Morgan") (2)	50.0%	69,860	64,803
4747 Bethesda Venture (3)	20.0%	13,349	—
Brandywine Realty Trust	30.0%	13,756	13,678
CBREI Venture (4)	9.9%	464	12,516
Landmark Partners (5)	18.0%	1,992	4,809
Other		587	546
Total investments in unconsolidated real estate ventures (6) (7)		$296,397	$299,881
(1)	Reflects our effective ownership interests in the underlying real estate as of September 30, 2023. We have multiple investments with certain venture partners in the underlying real estate.
(2)	J.P. Morgan is the advisor for an institutional investor.
(3)	In March 2023, we sold an 80.0% interest in 4747 Bethesda Avenue for a gross sales price of $196.0 million, representing a gross valuation of $245.0 million. In connection with the transaction, the real estate venture assumed the related $175.0 million mortgage loan.
(4)	In connection with the preparation and review of the third quarter 2023 financial statements, an impairment loss of $3.3 million associated with a commercial asset located in Washington, D.C. was included in "Loss from unconsolidated real estate ventures, net" in our statements of operations for the three and nine months ended September 30, 2023.
(5)	Excludes the L'Enfant Plaza Assets for which we have a zero investment balance and discontinued applying the equity method of accounting after September 30, 2022.
(6)	Excludes (i) 10.0% subordinated interest in one commercial building, (ii) the Fortress Assets and (iii) the L'Enfant Plaza Assets held through unconsolidated real estate ventures. For more information see Note 1. Also, excludes our interest in an investment in the real estate venture that owns 1101 17th Street for which we have discontinued applying the equity method of accounting since June 30, 2018 because we received distributions in excess of our contributions and share of earnings, which reduced our investment to zero; further, we are not obligated to provide for losses, have not guaranteed its obligations or otherwise committed to provide financial support.
(7)	As of September 30, 2023 and December 31, 2022, our total investments in unconsolidated real estate ventures were greater than our share of the net book value of the underlying assets by $6.9 million and $8.9 million, resulting principally from capitalized interest and our zero investment balance in certain real estate ventures.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $5.4 million and $16.3 million for the three and nine months ended September 30, 2023, and $6.1 million and $18.2 million for the three and nine months ended September 30, 2022 for such services.

The following is a summary of disposition activity by our unconsolidated real estate ventures:

					Mortgage	Proportionate
	Real Estate			Gross	Loans	Share of
	Venture		Ownership	Sales	Repaid by	Aggregate
Date Disposed	Partner	Assets	Percentage	Price	Venture	Gain

(In thousands)
August 24, 2023	CBREI Venture	Stonebridge at Potomac Town Center	10.0%	$172,500	$79,600	$641

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted
	Average Effective
	Interest Rate (1)	September 30, 2023	December 31, 2022

		(In thousands)
Variable rate (2)	6.19%	$278,175	$184,099
Fixed rate (3)	4.13%	60,000	60,000
Mortgage loans (4)		338,175	244,099
Unamortized deferred financing costs and premium / discount, net		(9,252)	(411)
Mortgage loans, net (4) (5)		$328,923	$243,688
(1)	Weighted average effective interest rate as of September 30, 2023.
(2)	Includes variable rate mortgages with interest rate cap agreements.
(3)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.
(4)	Excludes mortgage loans related to the Fortress Assets and the L'Enfant Plaza Assets.
(5)	See Note 17 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of financial information for our unconsolidated real estate ventures:

	September 30, 2023	December 31, 2022

	(In thousands)
Combined balance sheet information: (1)
Real estate, net	$879,369	$888,379
Other assets, net	170,007	160,015
Total assets	$1,049,376	$1,048,394

Mortgage loans, net	$328,923	$243,688
Other liabilities, net	47,424	54,639
Total liabilities	376,347	298,327
Total equity	673,029	750,067
Total liabilities and equity	$1,049,376	$1,048,394

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	X	2023	2022

	(In thousands)
Combined income statement information: (1)
Total revenue	$23,570	$40,881		$68,555	$125,135
Operating income (loss) (2)	(20,584)	(7,468)		(13,005)	77,066
Net income (loss) (2)	(27,622)	(15,034)		(31,557)	49,376
(1)	Excludes amounts related to the Fortress Assets. Excludes combined balance sheet information for both periods presented and combined income statement information for the three and nine months ended September 30, 2023 related to the L'Enfant Plaza Assets as we discontinued applying the equity method of accounting after September 30, 2022.
(2)	Includes the gain on the sale of Stonebridge at Potomac Town Center of $4.6 million for the three and nine months ended September 30, 2023. Includes the gain on the sale of various assets totaling $77.4 million during the nine months ended September 30, 2022. Includes impairment losses of $30.1 million and $16.1 million during the three and nine months ended September 30, 2023 and 2022.

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

Unconsolidated VIEs

As of September 30, 2023 and December 31, 2022, we had interests in entities deemed to be VIEs. Although we may be responsible for managing the day-to-day operations of these investees, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. We account for our investment in these entities under the equity method. As of September 30, 2023 and December 31, 2022, the net carrying amounts of our investment in these entities were $85.9 million and $83.2 million, which were included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs was included in "Loss from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees. See Note 17 for additional information.

Consolidated VIEs

JBG SMITH LP is our most significant consolidated VIE. We hold 87.7% of the limited partnership interest in JBG SMITH LP, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management. The noncontrolling interests of JBG SMITH LP do not have substantive liquidation rights, substantive kick-out rights without cause or substantive participating rights that could be exercised by a simple majority of noncontrolling interest limited partners (including by such a limited partner unilaterally). Because the noncontrolling interest holders do not have these rights, JBG SMITH LP is a VIE. As general partner, we have the power to direct the activities of JBG SMITH LP that most significantly affect its economic performance, and through our majority interest, we have both the right to receive benefits from and the obligation to absorb losses of JBG SMITH LP. Accordingly, we are the primary beneficiary of JBG SMITH LP and consolidate it in our financial statements. Because we conduct our business through JBG SMITH LP, its total assets and liabilities comprise substantially all our consolidated assets and liabilities.

As of September 30, 2023 and December 31, 2022, excluding JBG SMITH LP, we consolidated two VIEs (1900 Crystal Drive and 2000/2001 South Bell Street) with total assets of $456.1 million and $265.5 million, and liabilities of $245.1 million and $116.3 million, primarily consisting of construction in process and mortgage loans. The assets of the VIEs can only be used to settle the obligations of the VIEs, and the liabilities include third-party liabilities of the VIEs for which the creditors or beneficial interest holders do not have recourse against us.

6.Other Assets, Net

The following is a summary of other assets, net:

	September 30, 2023	December 31, 2022

	(In thousands)
Prepaid expenses	$27,427	$16,440
Derivative financial instruments, at fair value	79,421	61,622
Deferred financing costs, net	12,732	5,516
Deposits	584	483
Operating lease right-of-use assets (1)	61,122	1,383
Investments in funds (2)	20,366	16,748
Other investments (3)	3,446	3,524
Other	12,805	11,312
Total other assets, net	$217,903	$117,028
(1)	Includes our corporate office lease at 4747 Bethesda Avenue as of September 30, 2023.
(2)	Consists of investments in real estate-focused technology companies, which are recorded at their fair value based on their reported net asset value. During the three and nine months ended September 30, 2023, unrealized gains (losses) related to these investments were ($492,000) and $1.2 million. During the three and nine months ended September 30, 2022, unrealized gains (losses) related to these investments were ($267,000) and $928,000. During the three and nine months ended September 30, 2023, realized losses related to these investments were $165,000 and $483,000. Unrealized gains (losses) and realized losses were included in "Interest and other income, net" in our statements of operations.
(3)	Primarily consists of equity investments that are carried at cost. During the three and nine months ended September 30, 2023, realized gains related to these investments were $436,000. During the three and nine months ended September 30, 2022, realized gains (losses) related to these investments were ($300,000) and $13.8 million. Realized gains (losses) were included in "Interest and other income, net" in our statements of operations.

7.Debt

Mortgage Loans

The following is a summary of mortgage loans:

	Weighted Average
	Effective
	Interest Rate (1)	September 30, 2023	December 31, 2022

		(In thousands)
Variable rate (2)	6.16%	$550,048	$892,268
Fixed rate (3)	4.78%	1,191,362	1,009,607
Mortgage loans		1,741,410	1,901,875
Unamortized deferred financing costs and premium / discount, net (4)		(14,277)	(11,701)
Mortgage loans, net		$1,727,133	$1,890,174
(1)	Weighted average effective interest rate as of September 30, 2023.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.16%, and the weighted average maturity date of the interest rate caps is December 2024. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of September 30, 2023, one-month term SOFR was 5.32%.
(3)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.
(4)	As of September 30, 2023 and December 31, 2022, excludes $1.8 million and $2.2 million of net deferred financing costs related to unfunded mortgage loans that were included in "Other assets, net" in our balance sheets.

As of September 30, 2023 and December 31, 2022, the net carrying value of real estate collateralizing our mortgage loans totaled $2.1 billion and $2.2 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgage loans are recourse to us. See Note 17 for additional information.

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

In June 2023, we repaid $142.4 million in mortgage loans collateralized by Falkland Chase-South & West and 800 North Glebe Road.

As of September 30, 2023 and December 31, 2022, we had various interest rate swap and cap agreements on certain mortgage loans with an aggregate notional value of $1.6 billion and $1.3 billion. See Note 15 for additional information.

Revolving Credit Facility and Term Loans

As of September 30, 2023, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2025, a $400.0 million term loan ("Tranche A-2 Term Loan") maturing in January 2028 and a $120.0 million term loan ("2023 Term Loan") maturing in June 2028.

Effective as of June 29, 2023, the revolving credit facility was amended to: (i) reduce the borrowing capacity from $1.0 billion to $750.0 million, (ii) extend the maturity date from January 2025 to June 2027 and (iii) amend the interest rate to daily SOFR plus 1.40% to daily SOFR plus 1.85%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets. We have the option to increase the $750.0 million revolving credit facility or add term loans up to $500.0 million, and we have the right to extend the maturity date beyond June 2027 via two six-month extension options.

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

The following is a summary of amounts outstanding under the revolving credit facility and term loans:

	Effective
	Interest Rate (1)	September 30, 2023	December 31, 2022

		(In thousands)
Revolving credit facility (2) (3)	6.71%	$92,000	$—

Tranche A-1 Term Loan (4)	2.60%	$200,000	$200,000
Tranche A-2 Term Loan (4)	3.53%	400,000	350,000
2023 Term Loan (5)	5.26%	120,000	—
Term loans		720,000	550,000
Unamortized deferred financing costs, net		(3,047)	(2,928)
Term loans, net		$716,953	$547,072
(1)	Effective interest rate as of September 30, 2023. The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(2)	As of September 30, 2023, daily SOFR was 5.31%. As of September 30, 2023 and December 31, 2022, letters of credit with an aggregate face amount of $467,000 were outstanding under our revolving credit facility. In October 2023, we drew an additional $50.0 million under the revolving credit facility.

(3)	As of September 30, 2023 and December 31, 2022, excludes $10.9 million and $3.3 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our balance sheets.
(4)	As of September 30, 2023 and December 31, 2022, the outstanding balance was fixed by interest rate swap agreements. As of September 30, 2023, these interest rate swap agreements fix SOFR at a weighted average interest rate of 1.46% for the Tranche A-1 Term Loan and 2.29% for the Tranche A-2 Term Loan. Interest rate swaps for the Tranche A-1 Term Loan with a total notional value of $200.0 million mature in July 2024. Interest rate swaps for the Tranche A-2 Term Loan with a total notional value of $200.0 million mature in July 2024 and with a total notional value of $200.0 million mature in January 2028. We have two forward-starting interest rate swaps that will be effective July 2024 with a total notional value of $200.0 million, which will effectively fix SOFR for the Tranche A-2 Term Loan at a weighted average interest rate of 2.81% through the maturity date.
(5)	As of September 30, 2023, the outstanding balance was fixed by an interest rate swap agreement, which fixes SOFR at an interest rate of 4.01% through the maturity date.

8.Other Liabilities, Net

The following is a summary of other liabilities, net:

	September 30, 2023	December 31, 2022

	(In thousands)
Lease intangible liabilities, net	$5,967	$7,275
Lease assumption liabilities	501	2,647
Lease incentive liabilities	7,649	11,539
Liabilities related to operating lease right-of-use assets (1)	65,198	5,308
Prepaid rent	14,982	15,923
Security deposits	12,297	13,963
Environmental liabilities	17,990	17,990
Deferred tax liability, net	4,903	4,903
Dividends payable	—	29,621
Derivative financial instruments, at fair value	9,242	—
Deferred purchase price related to the acquisition of a development parcel	—	19,447
Other	6,821	4,094
Total other liabilities, net	$145,550	$132,710
(1)	Includes our corporate office lease at 4747 Bethesda Avenue as of September 30, 2023.

9.Redeemable Noncontrolling Interests

JBG SMITH LP

OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. Vested LTIP Units are redeemable into OP Units. During the nine months ended September 30, 2023 and 2022, unitholders redeemed 2.1 million and 493,596 OP Units, which we elected to redeem for an equivalent number of our common shares. As of September 30, 2023, outstanding OP Units and redeemable LTIP Units totaled 13.7 million, representing a 12.3% ownership interest in JBG SMITH LP. Our OP Units and certain vested LTIP Units are presented at the higher of their redemption value or their carrying value, with adjustments to the redemption value recognized in "Additional paid-in capital" in our balance sheets. Redemption value per OP Unit is equivalent to the market value of one common share at the end of the period.

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

The following is a summary of the activity of redeemable noncontrolling interests:

	Three Months Ended September 30,
	2023			2022
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance, beginning of period	$455,886	$—	$455,886	$513,426	$7,966	$521,392
Redemptions	(7,602)	—	(7,602)	(4,891)	—	(4,891)
Net income (loss)	(7,926)	—	(7,926)	(2,557)	11	(2,546)
Other comprehensive income	1,346	—	1,346	4,376	—	4,376
Distributions	(3,727)	—	(3,727)	(4,083)	(119)	(4,202)
Share-based compensation expense	6,003	—	6,003	6,211	—	6,211
Adjustment to redemption value	381	—	381	(30,681)	1,820	(28,861)
Balance, end of period	$444,361	$—	$444,361	$481,801	$9,678	$491,479

	Nine Months Ended September 30,
	2023			2022
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance, beginning of period	$480,663	$647	$481,310	$513,268	$9,457	$522,725
Redemptions	(33,110)	(647)	(33,757)	(12,667)	—	(12,667)
LTIP Units issued in lieu of cash compensation (1)	5,213	—	5,213	6,584	—	6,584
Net income (loss)	(5,961)	—	(5,961)	15,680	32	15,712
Other comprehensive income	902	—	902	8,653	—	8,653
Distributions	(7,654)	—	(7,654)	(8,193)	(267)	(8,460)
Share-based compensation expense	25,152	—	25,152	31,107	—	31,107
Adjustment to redemption value	(20,844)	—	(20,844)	(72,631)	456	(72,175)
Balance, end of period	$444,361	$—	$444,361	$481,801	$9,678	$491,479
(1)	See Note 11 for additional information.

10.Property Rental Revenue

The following is a summary of property rental revenue from our non-cancellable leases:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	X	2023	2022

	(In thousands)
Fixed	$110,333	$109,193		$331,528	$335,328
Variable	9,961	10,618		33,391	33,117
Property rental revenue	$120,294	$119,811		$364,919	$368,445

11.Share-Based Payments

LTIP Units and Time-Based LTIP Units

During the nine months ended September 30, 2023, we granted to certain employees 979,138 LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") and a weighted average grant-date fair value of $17.56 per unit that primarily vest ratably over four years subject to continued employment. Compensation expense for these units is primarily being recognized over a four-year period.

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

The aggregate grant-date fair value of the Time-Based LTIP Units and the LTIP Units granted during the nine months ended September 30, 2023 was $23.4 million. The Time-Based LTIP Units and the LTIP Units were valued based on the closing common share price on the grant date, less a discount for post-grant restrictions. The discount was determined using Monte Carlo simulations based on the following significant assumptions:

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

The aggregate grant-date fair value of the AO LTIP Units granted during the nine months ended September 30, 2023 was $6.4 million, valued using Monte Carlo simulations based on the following significant assumptions:

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

The aggregate grant-date fair value of the RSUs granted during the nine months ended September 30, 2023 was $1.5 million. The Time-Based RSUs were valued based on the closing common share price on the date of grant.

ESPP

Pursuant to the ESPP, employees purchased 52,089 common shares for $665,000 during the nine months ended September 30, 2023. The following is a summary of the significant assumptions used to value the ESPP common shares using the Black-Scholes model:

Expected volatility	30.0%
Dividend yield	2.4%
Risk-free interest rate	4.7%
Expected life	6 months

Share-Based Compensation Expense

The following is a summary of share-based compensation expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	X	2023	2022

	(In thousands)
Time-Based LTIP Units	$3,517	$3,496		$14,373	$15,824
AO LTIP Units and Performance-Based LTIP Units	2,440	2,167		9,382	9,914
LTIP Units	—	—		1,000	1,000
Other equity awards (1)	912	1,413		3,710	4,239
Share-based compensation expense - other	6,869	7,076		28,465	30,977
Formation awards, OP Units and LTIP Units (2)	—	(142)		108	1,832
Special Time-Based LTIP Units and Special Performance-Based LTIP Units (3)	46	690		289	2,537
Share-based compensation related to Formation Transaction and special equity awards (4)	46	548		397	4,369
Total share-based compensation expense	6,915	7,624		28,862	35,346
Less: amount capitalized	(418)	(675)		(1,851)	(3,022)
Share-based compensation expense	$6,497	$6,949		$27,011	$32,324
(1)	Primarily comprising compensation expense for: (i) fully vested LTIP Units issued to certain employees in lieu of all or a portion of any cash bonuses earned, (ii) RSUs and (iii) shares issued under our ESPP.
(2)	Includes share-based compensation expense for formation awards, LTIP Units and OP Units issued in the Formation Transaction, which fully vested in July 2022.
(3)	Represents equity awards issued related to our successful pursuit of Amazon's additional headquarters in National Landing.
(4)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in our statements of operations.

As of September 30, 2023, we had $31.5 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 3.0 years.

12.Transaction and Other Costs

The following is a summary of transaction and other costs:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	X	2023	2022

	(In thousands)
Completed, potential and pursued transaction expenses (1)	$622	$600		$896	$2,186
Severance and other costs	1,033	1,146		4,280	2,018
Demolition costs	175	—		2,618	428
Transaction and other costs	$1,830	$1,746		$7,794	$4,632
(1)	Primarily consists of legal costs related to pursued transactions.

13.Interest Expense

The following is a summary of interest expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	X	2023	2022

	(In thousands)
Interest expense before capitalized interest	$30,229	$22,801		$85,942	$60,100
Amortization of deferred financing costs	3,381	1,118		6,011	3,369
Interest expense related to finance lease right-of-use assets	—	—		—	2,091
Net (gain) loss on derivative financial instruments designated as ineffective hedges:
Net unrealized (gain) loss	1,742	(3,099)		7,383	(8,493)
Net realized gain	(230)	—		—	—
Capitalized interest	(7,219)	(2,888)		(18,756)	(6,816)
Interest expense	$27,903	$17,932		$80,580	$50,251

14.Shareholders' Equity and Earnings (Loss) Per Common Share

Common Shares Repurchased

Our Board of Trustees previously authorized the repurchase of up to $1.0 billion of our outstanding common shares, and in May 2023, increased the common share repurchase authorization to $1.5 billion. During the three and nine months ended September 30, 2023, we repurchased and retired 7.9 million and 18.4 million common shares for $120.8 million and $276.7 million, a weighted average purchase price per share of $15.24 and $14.98. During the three and nine months ended September 30, 2022, we repurchased and retired 2.3 million and 14.2 million common shares for $54.0 million and $361.0 million, a weighted average purchase price per share of $23.35 and $25.49. Since we began the share repurchase program through September 30, 2023, we have repurchased and retired 41.7 million common shares for $900.2 million, a weighted average purchase price per share of $21.54.

During the fourth quarter of 2023, through the date of this filing, we repurchased and retired 2.0 million common shares for $28.0 million, a weighted average purchase price per share of $13.85, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

The following is a summary of the calculation of basic and diluted earnings (loss) per common share and a reconciliation of net income (loss) to the amounts of net income (loss) available to common shareholders used in calculating basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	X	2023	2022

	(In thousands, except per share amounts)
Net income (loss)	$(66,101)	$(21,581)		$(54,045)	$119,836
Net (income) loss attributable to redeemable noncontrolling interests	7,926	2,546		5,961	(15,712)
Net (income) loss attributable to noncontrolling interests	168	(258)		703	(174)
Net income (loss) attributable to common shareholders	(58,007)	(19,293)		(47,381)	103,950
Distributions to participating securities	(689)	(658)		(1,406)	(671)
Net income (loss) available to common shareholders - basic and diluted	$(58,696)	$(19,951)		$(48,787)	$103,279

Weighted average number of common shares outstanding - basic and diluted	101,445	114,360		108,351	120,741

Earnings (loss) per common share - basic and diluted	$(0.58)	$(0.17)		$(0.45)	$0.86

The effect of the redemption of OP Units, Time-Based LTIP Units, fully vested LTIP Units and Special Time-Based LTIP Units that were outstanding as of September 30, 2023 and 2022 is excluded in the computation of diluted earnings (loss) per common share as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings (loss) per share). Since OP Units, Time-Based LTIP Units, LTIP Units and Special Time-Based LTIP Units, which are held by noncontrolling interests, are attributed gains at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average impact are excluded from net income (loss) available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted earnings (loss) per common share. AO LTIP Units, Performance-Based LTIP Units, formation awards and RSUs, which totaled 6.6 million and 6.9 million for the three and nine months ended September 30, 2023, and 5.9 million for the three and nine months ended September 30, 2022, were excluded from the calculation of diluted earnings (loss) per common share as they were antidilutive, but potentially could be dilutive in the future.

Dividends Declared in August 2023

On October 31, 2023, our Board of Trustees declared a quarterly dividend of $0.225 per common share, payable on December 1, 2023 to shareholders of record as of November 17, 2023.

15.Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments.

As of September 30, 2023 and December 31, 2022, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized gain on our derivative financial instruments designated as effective hedges was $59.7 million and $55.0 million as of September 30, 2023 and December 31, 2022 and was recorded in "Accumulated other comprehensive income" in our balance sheets, of which a portion was allocated to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $35.9 million of the net unrealized gain as a decrease to interest expense.

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

The following is a summary of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2023
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$69,499	—	$69,499	—
Derivative financial instruments designated as ineffective hedges:
Classified as assets in "Other assets, net"	9,922	—	9,922	—
Classified as liabilities in "Other liabilities, net"	9,242	—	9,242	—

December 31, 2022
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$53,515	—	$53,515	—
Derivative financial instruments designated as ineffective hedges:
Classified as assets in "Other assets, net"	8,107	—	8,107	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2023 and December 31, 2022, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains and losses included in "Other comprehensive income" in our statements of comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022 were attributable to the net change in unrealized gains or losses related to effective interest rate swaps that were outstanding during those periods, none of which were reported in our statements of operations as the interest rate swaps were documented and qualified as hedging instruments. Realized and unrealized gains related to ineffective hedges are included in "Interest expense" in our statements of operations.

Fair Value Measurements on a Nonrecurring Basis

Our real estate assets are reviewed for impairment whenever there are changes in circumstances or indicators that the carrying amount of the assets may not be recoverable. This assessment resulted in the impairment of 2101 L Street and 2100 Crystal Drive, which were written down to their estimated aggregate fair value of $148.9 million and were classified as Level 3 in the fair value hierarchy in connection with the preparation and review of our third quarter 2023 financial statements. Our estimate of fair value for 2101 L Street and 2100 Crystal Drive was determined using a discounted cash flow model, which considers, among other things, the anticipated holding period, current market conditions and utilizes unobservable quantitative inputs, including appropriate capitalization and discount rates. The assessment also resulted in the impairment of a development parcel, which was written down to its estimated fair value of $11.3 million based on an expected sales price as determined by a contract under negotiation as of September 30, 2023 and was classified as Level 2 in the fair value hierarchy. The impairment loss totaled $59.3 million, which is included in "Impairment loss" in our statements of operations for the three and nine months ended September 30, 2023.

There were no assets measured at fair value on a nonrecurring basis as of December 31, 2022.

Financial Assets and Liabilities Not Measured at Fair Value

As of September 30, 2023 and December 31, 2022, all financial assets and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	September 30, 2023		December 31, 2022
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgage loans	$1,741,410	$1,655,832	$1,901,875	$1,830,651
Revolving credit facility	92,000	92,107	—	—
Term loans	720,000	714,987	550,000	551,369
(1)	The carrying amount consists of principal only.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	X	2023	2022

	(In thousands)
Property management fees	$4,910	$4,791		$14,879	$14,575
Asset management fees	1,155	1,479		3,513	4,763
Development fees	4,296	1,426		9,038	7,113
Leasing fees	1,036	1,713		3,648	4,590
Construction management fees	266	169		909	356
Other service revenue	1,399	1,909		4,045	4,224
Third-party real estate services revenue, excluding reimbursements	13,062	11,487		36,032	35,621
Reimbursement revenue (1)	10,880	10,358		33,556	32,351
Third-party real estate services revenue, including reimbursements	23,942	21,845		69,588	67,972
Third-party real estate services expenses	21,405	21,230		67,333	72,422
Third-party real estate services revenue less expenses	$2,537	$615		$2,255	$(4,450)

(1)	Represents reimbursement of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Management company assets primarily consist of management and leasing contracts with a net book value of $9.5 million and $13.7 million as of September 30, 2023 and December 31, 2022, which were included in "Intangible assets, net" in our balance sheets. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

The following is the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	X	2023	2022

	(in thousands)
Net income (loss) attributable to common shareholders	$(58,007)	$(19,293)		$(47,381)	$103,950
Add:
Depreciation and amortization expense	50,265	50,056		152,914	157,597
General and administrative expense:
Corporate and other	11,246	12,072		42,462	42,669
Third-party real estate services	21,405	21,230		67,333	72,422
Share-based compensation related to Formation Transaction and special equity awards	46	548		397	4,369
Transaction and other costs	1,830	1,746		7,794	4,632
Interest expense	27,903	17,932		80,580	50,251
Loss on the extinguishment of debt	—	1,444		450	3,073
Impairment loss	59,307	—		59,307	—
Income tax expense	77	166		672	2,600
Net income (loss) attributable to redeemable noncontrolling interests	(7,926)	(2,546)		(5,961)	15,712
Net income (loss) attributable to noncontrolling interests	(168)	258		(703)	174
Less:
Third-party real estate services, including reimbursements revenue	23,942	21,845		69,588	67,972
Other revenue	2,704	1,764		8,276	5,758
Loss from unconsolidated real estate ventures, net	(2,263)	(13,867)		(1,320)	(12,829)
Interest and other income, net	7,774	984		14,132	16,902
Gain on the sale of real estate, net	906	—		41,606	158,631
Consolidated NOI	$72,915	$72,887		$225,582	$221,015

The following is a summary of NOI by segment. Items classified in the Other column include development assets, corporate entities, land assets for which we are the ground lessor and the elimination of inter-segment activity.

	Three Months Ended September 30, 2023
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$63,940	$52,461	$3,893	$120,294
Parking revenue	4,310	248	64	4,622
Total property revenue	68,250	52,709	3,957	124,916
Property expense:
Property operating	18,866	19,379	(657)	37,588
Real estate taxes	8,210	5,581	622	14,413
Total property expense	27,076	24,960	(35)	52,001
Consolidated NOI	$41,174	$27,749	$3,992	$72,915

	Three Months Ended September 30, 2022
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$71,257	$45,639	$2,915	$119,811
Parking revenue	3,859	248	87	4,194
Total property revenue	75,116	45,887	3,002	124,005
Property expense:
Property operating	20,151	16,108	121	36,380
Real estate taxes	8,603	5,311	824	14,738
Total property expense	28,754	21,419	945	51,118
Consolidated NOI	$46,362	$24,468	$2,057	$72,887

	Nine Months Ended September 30, 2023
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$200,178	$154,814	$9,927	$364,919
Parking revenue	12,874	767	195	13,836
Total property revenue	213,052	155,581	10,122	378,755
Property expense:
Property operating	56,489	55,228	(2,605)	109,112
Real estate taxes	25,406	16,837	1,818	44,061
Total property expense	81,895	72,065	(787)	153,173
Consolidated NOI	$131,157	$83,516	$10,909	$225,582

	Nine Months Ended September 30, 2022
	Commercial	Multifamily	Other	Total

	(In thousands)
Property rental revenue	$230,781	$130,686	$6,978	$368,445
Parking revenue	12,058	632	219	12,909
Total property revenue	242,839	131,318	7,197	381,354
Property expense:
Property operating	65,977	44,733	1,759	112,469
Real estate taxes	29,398	15,586	2,886	47,870
Total property expense	95,375	60,319	4,645	160,339
Consolidated NOI	$147,464	$70,999	$2,552	$221,015

The following is a summary of certain balance sheet data by segment:

	Commercial	Multifamily	Other	Total

	(In thousands)
September 30, 2023
Real estate, at cost	$2,492,590	$3,087,068	$375,373	$5,955,031
Investments in unconsolidated real estate ventures	210,619	—	85,778	296,397
Total assets	2,729,353	2,524,199	412,616	5,666,168

December 31, 2022
Real estate, at cost	$2,754,832	$2,986,907	$416,343	$6,158,082
Investments in unconsolidated real estate ventures	218,723	304	80,854	299,881
Total assets	2,829,576	2,483,902	589,960	5,903,438

17.Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $150.0 million per occurrence and in the aggregate, and property and rental value insurance coverage with limits of $1.0 billion per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of our properties. We also maintain coverage, through our wholly owned captive insurance subsidiary, for a portion of the first loss on the above limits and for both conventional terrorist acts and for nuclear, biological, chemical or radiological terrorism events with limits of $2.0 billion per occurrence. These policies are partially reinsured by third-party insurance providers.

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

Construction Commitments

As of September 30, 2023, we had assets under construction that, based on our current plans and estimates, require an additional $230.5 million to complete, which we anticipate will be primarily expended over the next two years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset sales and recapitalizations, and available cash.

Environmental Matters

Most of our assets have been subject to environmental assessments that are intended to evaluate the environmental condition of the assets. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $18.0 million as of September 30, 2023 and December 31, 2022 and are included in "Other liabilities, net" in our balance sheets.

Other

As of September 30, 2023, we had committed tenant-related obligations totaling $47.7 million ($46.3 million related to our consolidated entities and $1.4 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows. During the three months ended September 30, 2023, we recognized a $6.0 million gain from the settlement of litigation, which was included in "Interest and other income, net" in our statements of operations.

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

As of September 30, 2023, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures and other investments totaling $63.0 million. As of September 30, 2023, we had no debt principal payment guarantees related to our unconsolidated real estate ventures.

Additionally, with respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of September 30, 2023, the aggregate amount of debt principal payment guarantees was $8.3 million for our consolidated entities.

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

We launched the WHI with the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. We are the manager for the WHI Impact Pool, which is the social impact investment vehicle of the WHI. As of September 30, 2023, the WHI Impact Pool had completed closings of capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million. As of September 30, 2023, our remaining unfunded commitment was $3.5 million.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds and the WHI Impact Pool and its affiliates was $4.8 million and $15.7 million for the three and nine months ended September 30, 2023, and $4.9 million and $15.1 million for the three and nine months ended September 30, 2022. As of September 30, 2023 and December 31, 2022, we had receivables from the JBG Legacy Funds and the WHI Impact Pool and its affiliates totaling $2.3 million and $4.5 million for such services.

Commencing in March 2023, in connection with the sale of an 80.0% interest in 4747 Bethesda Avenue, we leased our corporate offices from an unconsolidated real estate venture and incurred $1.6 million and $3.4 million of rent expense for the three and nine months ended September 30, 2023, which was included in "General and administrative expense" in our statements of operations.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $2.3 million and $7.0 million for the three and nine months ended September 30, 2023, and $2.7 million and $7.8 million for the three and nine months ended September 30, 2022, which was included in "Property operating expenses" in our statements of operations.

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of September 30, 2023 and December 31, 2022, and for the three and nine months ended September 30, 2023 and 2022. References to our balance sheets refer to our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. References to our statements of operations refer to our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022.

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

Overview

As of September 30, 2023, our Operating Portfolio consisted of 48 operating assets comprising 30 commercial assets totaling 9.2 million square feet (8.1 million square feet at our share), 16 multifamily assets totaling 6,318 units (6,318 units at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have two under-construction multifamily assets with 1,583 units (1,583 units at our share) and 20 assets in the development pipeline totaling 12.5 million square feet (9.8 million square feet at our share) of estimated potential development density.

We continue to implement our comprehensive plan to reposition our holdings in the National Landing submarket in Northern Virginia by executing a broad array of Placemaking strategies. Our Placemaking includes the delivery of new multifamily and office developments, locally sourced amenity retail, and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. In keeping with our dedication to Placemaking, each new project is intended to contribute to authentic and distinct neighborhoods by creating a vibrant street environment with robust retail offerings and other amenities, including improved public spaces. To that end, we saw the delivery of two Placemaking projects, Water Park and Dining in the Park. Additionally, the digital infrastructure investments we are making, including our ownership of Citizens Broadband Radio Service wireless spectrum in National Landing and our agreements with AT&T and Federated Wireless, are advancing our efforts to make National Landing among the first 5G-operable submarkets in the nation.

During the second quarter of 2023, we completed the construction of two new office buildings for Amazon on Metropolitan Park in National Landing, totaling 2.1 million square feet, inclusive of approximately 50,000 square feet of street-level retail with new shops and restaurants, and Amazon took occupancy of its new headquarters in June 2023. We are the developer, property manager and retail leasing agent for Amazon's new headquarters at National Landing. As of September 30, 2023, we have leases with Amazon totaling approximately 980,000 square feet across six office buildings in National Landing.

Outlook

A fundamental component of our strategy to maximize long-term net asset value ("NAV") per share is active capital allocation. We evaluate development, acquisition, disposition, share repurchases and other investment decisions based on how they may impact long-term NAV per share. We intend to continue to opportunistically sell or recapitalize assets as well as land sites where a ground lease or joint venture execution may represent the most attractive path to maximizing value. Successful execution of our capital allocation strategy enables us to source capital at NAV from the disposition of assets generating low cash yields and invest those proceeds in share repurchases, new acquisitions with higher cash yields and growth, as well as in development projects with significant yield spreads and profit potential. Consequently, at any given time, we expect to be in various stages of discussions and negotiations with potential buyers, real estate venture partners, ground lessors and other counterparties with respect to sales, joint ventures and/or ground leases for certain of our assets, including portfolios thereof. These discussions and negotiations may or may not lead to definitive documentation or closed transactions. We anticipate redeploying the proceeds from these sales will not only help fund our planned growth, but will also further advance the strategic shift of our portfolio to majority multifamily. Curbed lending activity, however, has significantly slowed down the pace of asset sales, and we expect this reduced activity to continue for the rest of 2023. In the meantime, we continue to advance our two under-construction multifamily assets in National Landing, 1900 Crystal Drive and 2000/2001 South Bell Street, totaling 1,583 units.

Our office portfolio occupancy as of September 30, 2023 increased by 40 basis points to 84.4% as compared to June 30, 2023. During the three months ended September 30, 2023, we executed 434,000 square feet of office leases, approximately 88% of which comprised leases in National Landing. We have 1.7 million square feet of office leases in National Landing expiring through 2024 or on a month-to-month status, which includes leases with Amazon (623,000 square feet), 245,000 square feet of which expire in 2023, and 378,000 square feet which expire in 2024. 444,000 square feet of the Amazon vacates represent the entirety of 1800 South Bell Street and 2100 Crystal Drive, two assets that we plan to take off-line and entitle for an alternate use.

Our multifamily portfolio occupancy as of September 30, 2023 increased by 190 basis points to 95.6% compared to June 30, 2023 as higher leasing volume is typical for summer months. For third quarter lease expirations, we increased gross rents by 4.8% upon renewal while achieving a 55.2% renewal rate across our portfolio.

Operating Results

Key highlights for the three and nine months ended September 30, 2023 included:

●	net loss attributable to common shareholders of $58.0 million, or $0.58 per diluted common share, for the three months ended September 30, 2023 compared to net loss attributable to common shareholders of $19.3 million, or $0.17 per diluted common share, for the three months ended September 30, 2022. Net loss attributable to common shareholders of $47.4 million, or $0.45 per diluted common share, for the nine months ended September 30, 2023 compared to net income attributable to common shareholders of $104.0 million, or $0.86 per diluted common share, for the nine months ended September 30, 2022;
●	third-party real estate services revenue, including reimbursements, of $23.9 million and $69.6 million for the three and nine months ended September 30, 2023, as compared to $21.8 million and $68.0 million for the three and nine months ended September 30, 2022;
●	operating commercial portfolio leased and occupied percentages at our share of 85.6% and 84.4% as of September 30, 2023 compared to 86.3% and 84.0% as of June 30, 2023, and 88.3% and 85.9% as of September 30, 2022;
●	operating multifamily portfolio leased and occupied percentages (1) at our share of 96.9% and 95.6% as of September 30, 2023 compared to 96.8% and 93.7% as of June 30, 2023, and 95.5% and 93.7% as of September 30, 2022;
●	the leasing of 434,000 square feet at our share, at an initial rent (2) of $47.73 per square foot and a GAAP-basis weighted average rent per square foot (3) of $46.29 for the three months ended September 30, 2023, and the leasing of 757,000 square feet at our share, at an initial rent (2) of $47.59 per square foot and a GAAP-basis weighted average rent per square foot (3) of $46.49 for the nine months ended September 30, 2023; and
●	an increase in same store (4) NOI of 3.7% to $76.9 million for the three months ended September 30, 2023 compared to $74.1 million for the three months ended September 30, 2022, and an increase in same store (4) NOI of 0.5% to $225.9 million for the nine months ended September 30, 2023 compared to $224.8 million for the nine months ended September 30, 2022.
(1)	2221 S. Clark Street - Residential and 900 W Street are excluded from leased and occupied percentages as they are operated as short-term rental properties.
(2)	Represents the cash basis weighted average starting rent per square foot at our share, which excludes free rent and fixed escalations.
(3)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations.
(4)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the nine months ended September 30, 2023 included:

●	the sale of Falkland Chase-South & West and Falkland Chase-North ("Falkland Chase-South & West/North"). See Note 3 to the financial statements for additional information;
●	the sale of an 80.0% interest in 4747 Bethesda Avenue, and the sale of Stonebridge at Potomac Town Center by one of our unconsolidated real estate ventures. See Note 4 to the financial statements for additional information;
●	a $187.6 million loan facility, collateralized by The Wren and F1RST Residences. See Note 7 to the financial statements for additional information;
●	the repayment of $142.4 million in mortgage loans collateralized by Falkland Chase-South & West and 800 North Glebe Road;

●	net borrowings of $92.0 million under our revolving credit facility;
●	the amendment of our revolving credit facility. See Note 7 to the financial statements for additional information;
●	the drawing of the $50.0 million remaining advance under our Tranche A-2 Term Loan;
●	a $120.0 million term loan. See Note 7 to the financial statements for additional information;
●	the payment of dividends totaling $72.5 million and distributions to redeemable noncontrolling interests of $11.6 million;
●	the increase by our Board of Trustees of our common share repurchase authorization to $1.5 billion;
●	the repurchase and retirement of 18.4 million of our common shares for $276.7 million, a weighted average purchase price per share of $14.98; and
●	the investment of $241.3 million in development, construction in progress and real estate additions.

Activity subsequent to September 30, 2023 included:

●	the sale of 5 M Street Southwest. See Note 3 to the financial statements for additional information;
●	an additional $50.0 million draw under the revolving credit facility;
●	the repurchase and retirement of 2.0 million common shares for $28.0 million, a weighted average purchase price per share of $13.85, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended; and
●	the declaration of a quarterly dividend of $0.225 per common share, payable on December 1, 2023 to shareholders of record as of November 17, 2023.

Critical Accounting Estimates

Our Annual Report contains a description of our critical accounting estimates, including asset acquisitions, real estate, investments in real estate ventures and revenue recognition. There have been no significant changes to our policies during the nine months ended September 30, 2023.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of recent accounting pronouncements.

Results of Operations

During the nine months ended September 30, 2023, we sold an 80.0% interest in 4747 Bethesda Avenue to an unconsolidated real estate venture, and we sold Falkland Chase-South & West/North. In 2022, we sold the Universal Buildings and Pen Place, and sold 7200 Wisconsin Avenue, 1730 M Street, RTC-West/RTC-West Trophy Office/RTC-West Land and Courthouse Plaza 1 and 2 to an unconsolidated real estate venture. We collectively refer to these assets as the "Disposed Properties" in the discussion below. In 2022, we acquired the remaining 36.0% ownership interest in Atlantic Plumbing and the remaining 50.0% ownership interest in 8001 Woodmont, which were previously owned by unconsolidated real estate ventures and consolidated upon acquisition.

Comparison of the Three Months Ended September 30, 2023 to 2022

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended September 30, 2023 compared to the same period in 2022:

	Three Months Ended September 30,
	2023	2022	% Change

	(Dollars in thousands)
Property rental revenue	$120,294	$119,811	0.4%
Third-party real estate services revenue, including reimbursements	23,942	21,845	9.6%
Depreciation and amortization expense	50,265	50,056	0.4%
Property operating expense	37,588	36,380	3.3%
Real estate taxes expense	14,413	14,738	(2.2)%
General and administrative expense:
Corporate and other	11,246	12,072	(6.8)%
Third-party real estate services	21,405	21,230	0.8%
Share-based compensation related to Formation Transaction and special equity awards	46	548	(91.6)%
Loss from unconsolidated real estate ventures, net	2,263	13,867	(83.7)%
Interest and other income, net	7,774	984	690.0%
Interest expense	27,903	17,932	55.6%
Impairment loss	59,307	—	*

_____________

* Not meaningful.

Property rental revenue increased by approximately $483,000, or 0.4%, to $120.3 million in 2023 from $119.8 million in 2022. The increase was primarily due to a $6.8 million increase in revenue from our multifamily assets and a $978,000 increase in other revenue, partially offset by a $7.3 million decrease in revenue from our commercial assets. The increase in revenue from our multifamily assets was primarily due to a $4.3 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont, and higher occupancy and rents across the portfolio. The decrease in revenue from our commercial assets was primarily due to a $3.9 million decrease related to the Disposed Properties, and lower occupancy and rents across the portfolio.

Third-party real estate services revenue, including reimbursements, increased by approximately $2.1 million, or 9.6%, to $23.9 million in 2023 from $21.8 million in 2022. The increase was primarily due to a $2.9 million increase in development fees related to the timing of development projects, partially offset by a $677,000 decrease in leasing fees.

Depreciation and amortization expense increased by approximately $209,000, or 0.4%, to $50.3 million in 2023 from $50.1 million in 2022. The increase was primarily due to a $2.1 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont, and a $908,000 increase due to the accelerated amortization of certain tenant improvements at 800 North Glebe Road. The increase in depreciation and amortization expense was partially offset by a $2.2 million decrease related to the Disposed Properties.

Property operating expense increased by approximately $1.2 million, or 3.3%, to $37.6 million in 2023 from $36.4 million in 2022. The increase was primarily due to a $3.3 million increase in property operating expense from our multifamily assets, partially offset by a $1.3 million decrease in property operating expense from our commercial assets and a $778,000 decrease in other property operating expense. The increase in property operating expense from our multifamily assets was primarily due to a $2.1 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont, and a $1.1 million increase in property operating expenses across our multifamily portfolio, primarily related to higher compensation, cleaning, marketing and turnover expenses. The decrease in property operating expense from our commercial assets was primarily due to a $1.1 million decrease related to the Disposed Properties.

Real estate taxes expense decreased by approximately $325,000, or 2.2%, to $14.4 million in 2023 from $14.7 million in 2022. The decrease was primarily due to a $561,000 decrease related to the Disposed Properties and lower assessments across the portfolio, partially offset by a $592,000 increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont.

General and administrative expense: corporate and other decreased by approximately $826,000, or 6.8%, to $11.2 million in 2023 from $12.1 million in 2022. The decrease was primarily due to lower compensation expenses, partially offset by a decrease in capitalized payroll.

General and administrative expense: third-party real estate services increased by approximately $175,000, or 0.8%, to $21.4 million in 2023 from $21.2 million in 2022. The increase was primarily due to higher compensation expenses.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by approximately $502,000, or 91.6%, to $46,000 in 2023 from $548,000 in 2022. The decrease was primarily due to the graded vesting of certain awards issued in prior years, which resulted in lower expense as portions of the awards vested, as well as the reversal of previously recognized expense due to forfeitures.

Loss from unconsolidated real estate ventures decreased by approximately $11.6 million, or 83.7%, to $2.3 million in 2023 from $13.9 million in 2022. The decrease was primarily due to (i) a $12.1 million decrease in impairment losses, (ii) a $1.6 million decrease in loss related to the consolidation of Atlantic Plumbing and 8001 Woodmont as these assets were not yet stabilized and incurring losses, and (iii) a $641,000 gain at our share on the sale of Stonebridge at Potomac Town Center, partially offset by (iv) a decrease in income at our share.

Interest and other income increased by approximately $6.8 million, or 690.0%, to $7.8 million in 2023 from $984,000 in 2022. The increase was primarily due to a $6.0 million gain from the settlement of litigation in 2023 and a $1.4 million increase in interest income from our outstanding cash balances.

Interest expense increased by approximately $10.0 million, or 55.6%, to $27.9 million in 2023 from $17.9 million in 2022. The increase in interest expense was primarily due to (i) a $10.2 million increase due to higher outstanding debt, (ii) a $4.8 million decrease related to the mark-to-market associated with our ineffective interest rate caps, (iii) a $2.8 million increase related to rising interest rates on variable rate mortgage loans and (iv) a $1.2 million increase related to the consolidation of 8001 Woodmont. The increase in interest expense was partially offset by (v) a $4.3 million increase in capitalized interest, (vi) a $2.2 million decrease related to mortgage loans collateralized by 2121 Crystal Drive and Falkland Chase-South & West, which were repaid during 2023, and (vii) a $1.7 million decrease related to the Disposed Properties, excluding Falkland Chase-South & West.

Impairment loss of $59.3 million in 2023 related to 2101 L Street, 2100 Crystal Drive and a development parcel, which were written down to their estimated fair value.

Comparison of the Nine Months Ended September 30, 2023 to 2022

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the nine months ended September 30, 2023 compared to the same period in 2022:

	Nine Months Ended September 30,
	2023	2022	% Change

	(Dollars in thousands)
Property rental revenue	$364,919	$368,445	(1.0)%
Third-party real estate services revenue, including reimbursements	69,588	67,972	2.4%
Depreciation and amortization expense	152,914	157,597	(3.0)%
Property operating expense	109,112	112,469	(3.0)%
Real estate taxes expense	44,061	47,870	(8.0)%
General and administrative expense:
Corporate and other	42,462	42,669	(0.5)%
Third-party real estate services	67,333	72,422	(7.0)%
Share-based compensation related to Formation Transaction and special equity awards	397	4,369	(90.9)%
Loss from unconsolidated real estate ventures, net	1,320	12,829	(89.7)%
Interest and other income, net	14,132	16,902	(16.4)%
Interest expense	80,580	50,251	60.4%
Gain on the sale of real estate, net	41,606	158,631	(73.8)%
Impairment loss	59,307	—	*

_____________

* Not meaningful.

Property rental revenue decreased by approximately $3.5 million, or 1.0%, to $364.9 million in 2023 from $368.4 million in 2022. The decrease was primarily due to a $30.6 million decrease in revenue from our commercial assets, partially offset by a $24.1 million increase in revenue from our multifamily assets and a $2.9 million increase in other revenue. The decrease in revenue from our commercial assets was primarily due to a $28.2 million decrease related to the Disposed Properties, and lower occupancy and rents across the portfolio. The increase in revenue from our multifamily assets was primarily due to a $15.7 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont, and higher occupancy and rents across the portfolio.

Third-party real estate services revenue, including reimbursements, increased by approximately $1.6 million, or 2.4%, to $69.6 million in 2023 from $68.0 million in 2022. The increase was primarily due to a $1.9 million increase in development fees related to the timing of development projects and a $1.2 million increase in reimbursement revenue, partially offset by a $1.3 million decrease in asset management fees due to the sale of assets within the JBG Legacy Funds.

Depreciation and amortization expense decreased by approximately $4.7 million, or 3.0%, to $152.9 million in 2023 from $157.6 million in 2022. The decrease was primarily due to an $11.9 million decrease related to the Disposed Properties and a $4.3 million decrease due to the amortization of the acquired in-place lease intangible at The Batley in 2022. The decrease in depreciation and amortization expense was partially offset by an $11.3 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont.

Property operating expense decreased by approximately $3.4 million, or 3.0%, to $109.1 million in 2023 from $112.5 million in 2022. The decrease was primarily due to a $9.5 million decrease in property operating expense from our commercial assets and a $4.4 million decrease in other property operating expense, partially offset by a $10.5 million increase in property operating expense from our multifamily assets. The decrease in property operating expense from our commercial assets was primarily due to a $9.3 million decrease related to the Disposed Properties. The decrease in other property operating expense was primarily due to a $1.1 million decrease in costs incurred related to digital infrastructure initiatives in National Landing and a $1.1 million decrease in insurance claims covered by our captive insurance subsidiary. The increase in property operating expense from our multifamily assets was primarily due to a $7.4 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont, and a $2.7 million increase in property operating expenses across our multifamily portfolio, primarily related to higher compensation, cleaning, marketing and turnover expenses.

Real estate taxes expense decreased by approximately $3.8 million, or 8.0%, to $44.1 million in 2023 from $47.9 million in 2022. The decrease was primarily due to a $4.8 million decrease related to the Disposed Properties and lower assessments across the portfolio, partially offset by a $2.0 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont.

General and administrative expense: corporate and other decreased by approximately $207,000, or 0.5%, to $42.5 million in 2023 from $42.7 million in 2022. The decrease was primarily due to lower compensation expenses, partially offset by a decrease in capitalized payroll.

General and administrative expense: third-party real estate services decreased by approximately $5.1 million, or 7.0%, to $67.3 million in 2023 from $72.4 million in 2022. The decrease was primarily due to lower compensation expenses.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by approximately $4.0 million, or 90.9%, to $397,000 in 2023 from $4.4 million in 2022. The decrease was primarily due to the graded vesting of certain awards issued in prior years, which resulted in lower expense as portions of the awards vested, as well as the reversal of previously recognized expense due to forfeitures.

Loss from unconsolidated real estate ventures decreased by approximately $11.5 million, or 89.7%, to $1.3 million in 2023 from $12.8 million in 2022. The decrease was primarily due to (i) a $12.1 million decrease in impairment losses, (ii) a $5.5 million decrease in loss related to the consolidation of Atlantic Plumbing and 8001 Woodmont as these assets were not yet stabilized and incurring losses, (iii) a $1.8 million loss on the extinguishment of debt related to a property that was sold in 2022 and (iv) a $1.1 million decrease related to our suspension of the equity method of accounting for the L’Enfant Plaza Assets as they were incurring losses, partially offset by (v) a $5.5 million reduction in gains at our share from the sale of various assets and (vi) a decrease in income at our share.

Interest and other income decreased by approximately $2.8 million, or 16.4%, to $14.1 million in 2023 from $16.9 million in 2022. The decrease was primarily due to a $13.8 million decrease in realized gains primarily from the sale of investments in equity securities in 2022. The decrease in interest and other income was partially offset by a $6.0 million gain from the settlement of litigation in 2023 and a $6.0 million increase in interest income from our outstanding cash balances.

Interest expense increased by approximately $30.3 million, or 60.4%, to $80.6 million in 2023 from $50.3 million in 2022. The increase in interest expense was primarily due to (i) a $22.8 million increase due to higher outstanding debt, (ii) a $15.9 million decrease related to the mark-to-market associated with our ineffective interest rate caps, (iii) a $10.8 million increase related to rising interest rates on variable rate mortgage loans and (iv) a $3.7 million increase related to the consolidation of 8001 Woodmont. The increase in interest expense was partially offset by (v) an $11.9 million increase in capitalized interest, (vi) a $5.4 million decrease related to mortgage loans collateralized by 2121 Crystal Drive and Falkland Chase-South & West, which were repaid during 2023, and (vii) a $4.8 million decrease related to the Disposed Properties, excluding Falkland Chase-South & West.

Gain on the sale of real estate of $41.6 million in 2023 and $158.6 million in 2022 was due to the sale of the Disposed Properties.

Impairment loss of $59.3 million in 2023 related to 2101 L Street, 2100 Crystal Drive and a development parcel, which were written down to their estimated fair value.

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

The following is the reconciliation of net income (loss) attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Net income (loss) attributable to common shareholders	$(58,007)	$(19,293)	$(47,381)	$103,950
Net income (loss) attributable to redeemable noncontrolling interests	(7,926)	(2,546)	(5,961)	15,712
Net income (loss) attributable to noncontrolling interests	(168)	258	(703)	174
Net income (loss)	(66,101)	(21,581)	(54,045)	119,836
Gain on the sale of real estate, net of tax	(906)	—	(41,606)	(155,506)
Gain on the sale of unconsolidated real estate assets	(641)	—	(641)	(6,179)
Real estate depreciation and amortization	48,568	47,840	147,681	150,599
Real estate impairment loss	59,307	—	59,307	—
Impairment related to unconsolidated real estate ventures (1)	3,319	15,401	3,319	15,401
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	2,984	4,999	8,855	18,285
FFO attributable to noncontrolling interests	168	(336)	703	(409)
FFO attributable to common limited partnership units ("OP Units")	46,698	46,323	123,573	142,027
FFO attributable to redeemable noncontrolling interests	(6,600)	(6,227)	(17,050)	(17,070)
FFO attributable to common shareholders	$40,098	$40,096	$106,523	$124,957
(1)	Related to decreases in the value of the underlying real estate assets.

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

Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes disposed properties or properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. During the three months ended September 30, 2023, our same store pool decreased to 48 properties from 50 properties due to the sale of Falkland Chase-South & West/North and Stonebridge at Potomac Town Center, and the inclusion of 1831/1861 Wiehle Avenue as it was in service for the entity of the comparable periods. During the nine months ended September 30, 2023, our same store pool decreased to 46 properties from 47 properties due to the sale of Falkland Chase-South & West/North and Stonebridge at Potomac Town Center, and the inclusion of The Wren and The Batley as they were in service for the entirety of the comparable periods. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under-construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same store NOI increased $2.7 million, or 3.7%, to $76.9 million for the three months ended September 30, 2023 from $74.1 million for the same period in 2022. Same store NOI increased $1.1 million, or 0.5%, to $225.9 million for the nine months ended September 30, 2023 from $224.8 million for the same period in 2022. The increase for the three months ended September 30, 2023 was substantially attributable to (i) higher occupancy and rents, partially offset by higher concessions and higher operating expenses, in our multifamily portfolio and (ii) higher vacancy, partially offset by the burn off of free rent and an increase in parking revenue in our commercial portfolio. The increase for the nine months ended September 30, 2023 was substantially attributable to (i) higher occupancy, rents and other revenue, partially offset by higher concessions and higher operating expenses in our multifamily portfolio and (ii) increased abatement and lower occupancy, partially offset by an increase in parking revenue in our commercial portfolio.

The following is the reconciliation of net income (loss) attributable to common shareholders to NOI and same store NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Net income (loss) attributable to common shareholders	$(58,007)	$(19,293)	$(47,381)	$103,950
Add:
Depreciation and amortization expense	50,265	50,056	152,914	157,597
General and administrative expense:
Corporate and other	11,246	12,072	42,462	42,669
Third-party real estate services	21,405	21,230	67,333	72,422
Share-based compensation related to Formation Transaction and special equity awards	46	548	397	4,369
Transaction and other costs	1,830	1,746	7,794	4,632
Interest expense	27,903	17,932	80,580	50,251
Loss on the extinguishment of debt	—	1,444	450	3,073
Impairment loss	59,307	—	59,307	—
Income tax expense	77	166	672	2,600
Net income (loss) attributable to redeemable noncontrolling interests	(7,926)	(2,546)	(5,961)	15,712
Net income (loss) attributable to noncontrolling interests	(168)	258	(703)	174
Less:
Third-party real estate services, including reimbursements revenue	23,942	21,845	69,588	67,972
Other revenue	2,704	1,764	8,276	5,758
Loss from unconsolidated real estate ventures, net	(2,263)	(13,867)	(1,320)	(12,829)
Interest and other income, net	7,774	984	14,132	16,902
Gain on the sale of real estate, net	906	—	41,606	158,631
Consolidated NOI	72,915	72,887	225,582	221,015
NOI attributable to unconsolidated real estate ventures at our share	5,374	7,107	14,977	22,371
Non-cash rent adjustments (1)	(5,226)	(6,018)	(19,914)	(9,787)
Other adjustments (2)	5,803	6,230	17,820	20,689
Total adjustments	5,951	7,319	12,883	33,273
NOI	78,866	80,206	238,465	254,288
Less: out-of-service NOI loss (3)	(995)	(548)	(2,606)	(4,043)
Operating Portfolio NOI	79,861	80,754	241,071	258,331
Non-same store NOI (4)	3,003	6,626	15,181	33,512
Same store NOI (5)	$76,858	$74,128	$225,890	$224,819

Change in same store NOI	3.7%		0.5%
Number of properties in same store pool	48		46
(1)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.
(2)	Adjustment to include other revenue and payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue and related party management fees.
(3)	Includes the results of our under-construction assets and assets in the development pipeline.
(4)	Includes the results of properties that were not in-service for the entirety of both periods being compared, including disposed properties, and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(5)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Property management fees	$4,910	$4,791	$14,879	$14,575
Asset management fees	1,155	1,479	3,513	4,763
Development fees	4,296	1,426	9,038	7,113
Leasing fees	1,036	1,713	3,648	4,590
Construction management fees	266	169	909	356
Other service revenue	1,399	1,909	4,045	4,224
Third-party real estate services revenue, excluding reimbursements	13,062	11,487	36,032	35,621
Reimbursement revenue (1)	10,880	10,358	33,556	32,351
Third-party real estate services revenue, including reimbursements	23,942	21,845	69,588	67,972
Third-party real estate services expenses	21,405	21,230	67,333	72,422
Third-party real estate services revenue less expenses	$2,537	$615	$2,255	$(4,450)
(1)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

See discussion of third-party real estate services revenue, including reimbursements, and third-party real estate services expenses for the three and nine months ended September 30, 2023 in the preceding pages under "Results of Operations."

Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below. Property revenue is calculated as property rental revenue plus parking revenue. Property expense is calculated as property operating expenses plus real estate taxes. Consolidated NOI is calculated as property revenue less property expense. See Note 16 to the financial statements for the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI for the three and nine months ended September 30, 2023 and 2022.

The following is a summary of NOI by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Property revenue: (1)
Commercial	$68,250	$75,116	$213,052	$242,839
Multifamily	52,709	45,887	155,581	131,318
Other (2)	3,957	3,002	10,122	7,197
Total property revenue	124,916	124,005	378,755	381,354

Property expense: (3)
Commercial	27,076	28,754	81,895	95,375
Multifamily	24,960	21,419	72,065	60,319
Other (2)	(35)	945	(787)	4,645
Total property expense	52,001	51,118	153,173	160,339

Consolidated NOI:
Commercial	41,174	46,362	131,157	147,464
Multifamily	27,749	24,468	83,516	70,999
Other (2)	3,992	2,057	10,909	2,552
Consolidated NOI	$72,915	$72,887	$225,582	$221,015
(1)	Includes property rental revenue and parking revenue.
(2)	Includes activity related to development assets, corporate entities, land assets for which we are the ground lessor and the elimination of inter-segment activity.
(3)	Includes property operating expenses and real estate taxes.

Comparison of the Three Months Ended September 30, 2023 to 2022

Commercial: Property revenue decreased by $6.9 million, or 9.1%, to $68.3 million in 2023 from $75.1 million in 2022. Consolidated NOI decreased by $5.2 million, or 11.2%, to $41.2 million in 2023 from $46.4 million in 2022. The decreases in property revenue and consolidated NOI were primarily due to the Disposed Properties and lower occupancy and rents across the portfolio.

Multifamily: Property revenue increased by $6.8 million, or 14.9%, to $52.7 million in 2023 from $45.9 million in 2022. Consolidated NOI increased by $3.3 million, or 13.4%, to $27.7 million in 2023 from $24.5 million in 2022. The increases in property revenue and consolidated NOI were primarily due to the consolidation of Atlantic Plumbing and 8001 Woodmont, and higher occupancy and rents across the portfolio. The increase in consolidated NOI was partially offset by an increase in property operating costs.

Comparison of the Nine Months Ended September 30, 2023 to 2022

Commercial: Property revenue decreased by $29.8 million, or 12.3%, to $213.1 million in 2023 from $242.8 million in 2022. Consolidated NOI decreased by $16.3 million, or 11.1%, to $131.2 million in 2023 from $147.5 million in 2022. The decreases in property revenue and consolidated NOI were primarily due to the Disposed Properties and lower occupancy and rents across the portfolio.

Multifamily: Property revenue increased by $24.3 million, or 18.5%, to $155.6 million in 2023 from $131.3 million in 2022. Consolidated NOI increased by $12.5 million, or 17.6%, to $83.5 million in 2023 from $71.0 million in 2022. The increases in property revenue and consolidated NOI were primarily due to the consolidation of Atlantic Plumbing and 8001 Woodmont, and higher occupancy and rents across the portfolio. The increase in consolidated NOI was partially offset by an increase in property operating costs.

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

Mortgage Loans

The following is a summary of mortgage loans:

	Weighted Average
	Effective
	Interest Rate (1)	September 30, 2023	December 31, 2022

		(In thousands)
Variable rate (2)	6.16%	$550,048	$892,268
Fixed rate (3)	4.78%	1,191,362	1,009,607
Mortgage loans		1,741,410	1,901,875
Unamortized deferred financing costs and premium/discount, net (4)		(14,277)	(11,701)
Mortgage loans, net		$1,727,133	$1,890,174
(1)	Weighted average effective interest rate as of September 30, 2023.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.16%, and the weighted average maturity date of the interest rate caps is December 2024. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of September 30, 2023, one-month term Secured Overnight Financing Rate ("SOFR") was 5.32%.
(3)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.
(4)	As of September 30, 2023 and December 31, 2022, excludes $1.8 million and $2.2 million of net deferred financing costs related to unfunded mortgage loans that were included in "Other assets, net" in our balance sheets.

As of September 30, 2023 and December 31, 2022, the net carrying value of real estate collateralizing our mortgage loans totaled $2.1 billion and $2.2 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgage loans are recourse to us. See Note 17 to the financial statements for additional information.

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

In June 2023, we repaid $142.4 million in mortgage loans collateralized by Falkland Chase-South & West and 800 North Glebe Road.

As of September 30, 2023 and December 31, 2022, we had various interest rate swap and cap agreements on certain mortgage loans with an aggregate notional value of $1.6 billion and $1.3 billion. See Note 15 to the financial statements for additional information.

Revolving Credit Facility and Term Loans

As of September 30, 2023, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2025, a $400.0 million term loan ("Tranche A-2 Term Loan") maturing in January 2028 and a $120.0 million term loan ("2023 Term Loan") maturing in June 2028.

Effective as of June 29, 2023, the revolving credit facility was amended to: (i) reduce the borrowing capacity from $1.0 billion to $750.0 million, (ii) extend the maturity date from January 2025 to June 2027 and (iii) amend the interest rate to daily SOFR plus 1.40% to daily SOFR plus 1.85%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets. We have the option to increase the $750.0 million revolving credit facility or add term loans up to $500.0 million, and we have the right to extend the maturity date beyond June 2027 via two six-month extension options.

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

The following is a summary of amounts outstanding under the revolving credit facility and term loans:

	Effective
	Interest Rate (1)	September 30, 2023	December 31, 2022

		(In thousands)
Revolving credit facility (2) (3)	6.71%	$92,000	$—

Tranche A-1 Term Loan (4)	2.60%	$200,000	$200,000
Tranche A-2 Term Loan (4)	3.53%	400,000	350,000
2023 Term Loan (5)	5.26%	120,000	—
Term loans		720,000	550,000
Unamortized deferred financing costs, net		(3,047)	(2,928)
Term loans, net		$716,953	$547,072
(1)	Effective interest rate as of September 30, 2023. The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(2)	As of September 30, 2023, daily SOFR was 5.31%. As of September 30, 2023 and December 31, 2022, letters of credit with an aggregate face amount of $467,000 were outstanding under our revolving credit facility. In October 2023, we drew an additional $50.0 million under the revolving credit facility.
(3)	As of September 30, 2023 and December 31, 2022, excludes $10.9 million and $3.3 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our balance sheets.
(4)	As of September 30, 2023 and December 31, 2022, the outstanding balance was fixed by interest rate swap agreements. As of September 30, 2023, these interest rate swap agreements fix SOFR at a weighted average interest rate of 1.46% for the Tranche A-1 Term Loan and 2.29% for the Tranche A-2 Term Loan. Interest rate swaps for the Tranche A-1 Term Loan with a total notional value of $200.0 million mature in July 2024. Interest rate swaps for the Tranche A-2 Term Loan with a total notional value of $200.0 million mature in July 2024 and with a total notional value of $200.0 million mature in January 2028. We have two forward-starting interest rate swaps that will be effective July 2024 with a total notional value of $200.0 million, which will effectively fix SOFR for the Tranche A-2 Term Loan at a weighted average interest rate of 2.81% through the maturity date.
(5)	As of September 30, 2023, the outstanding balance was fixed by an interest rate swap agreement, which fixes SOFR at an interest rate of 4.01% through the maturity date.

Common Shares Repurchased

Our Board of Trustees previously authorized the repurchase of up to $1.0 billion of our outstanding common shares, and in May 2023, increased the common share repurchase authorization to $1.5 billion. During the three and nine months ended September 30, 2023, we repurchased and retired 7.9 million and 18.4 million common shares for $120.8 million and $276.7 million, a weighted average purchase price per share of $15.24 and $14.98. During the three and nine months ended September 30, 2022, we repurchased and retired 2.3 million and 14.2 million common shares for $54.0 million and $361.0 million, a weighted average purchase price per share of $23.35 and $25.49. Since we began the share repurchase program through September 30, 2023, we have repurchased and retired 41.7 million common shares for $900.2 million, a weighted average purchase price per share of $21.54.

During the fourth quarter of 2023, through the date of this filing, we repurchased and retired 2.0 million common shares for $28.0 million, a weighted average purchase price per share of $13.85, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

Material Cash Requirements

Our material cash requirements for the next 12 months and beyond are to fund:

●	normal recurring expenses;
●	debt service and principal repayment obligations, including balloon payments on maturing mortgage loans — as of September 30, 2023, we had $121.3 million on a consolidated basis and $135.1 million at our share scheduled to mature through 2024;
●	capital expenditures, including major renovations, tenant improvements and leasing costs — as of September 30, 2023, we had committed tenant-related obligations totaling $47.7 million ($46.3 million related to our consolidated entities and $1.4 million related to our unconsolidated real estate ventures at our share);
●	development expenditures — as of September 30, 2023, we had assets under construction that, based on our current plans and estimates, require an additional $230.5 million to complete, which we anticipate will be primarily expended over the next two years;
●	dividends to shareholders and distributions to holders of OP Units and LTIP Units — on October 31, 2023, our Board of Trustees declared a quarterly dividend of $0.225 per common share;
●	possible common share repurchases — during the fourth quarter of 2023, through the date of this filing, we repurchased and retired 2.0 million common shares for $28.0 million; and
●	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests.

We expect to satisfy these needs using one or more of the following:

●	cash and cash equivalents — as of September 30, 2023, we had cash and cash equivalents of $130.5 million;
●	cash flows from operations;
●	distributions from real estate ventures;
●	borrowing capacity under our revolving credit facility — as of September 30, 2023, we had $657.5 million of availability under our revolving credit facility;
●	proceeds from financings, asset sales and recapitalizations; and
●	proceeds from the issuance of securities.

During the nine months ended September 30, 2023, there were no significant changes to the material cash requirements information presented in Item 7 of Part II of our Annual Report.

See additional information in the following pages under "Commitments and Contingencies."

Summary of Cash Flows

The following summary discussion of our cash flows is based on our statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Nine Months Ended September 30,
	2023	2022

	(In thousands)
Net cash provided by operating activities	$114,893	$130,366
Net cash (used in) provided by investing activities	(123,240)	674,402
Net cash used in financing activities	(96,947)	(634,994)

Cash Flows for the Nine Months Ended September 30, 2023

Cash and cash equivalents, and restricted cash decreased $105.3 million to $168.8 million as of September 30, 2023, compared to $274.1 million as of December 31, 2022. This decrease resulted from $123.2 million of net cash used in investing activities and $96.9 million of net cash used in financing activities, partially offset by $114.9 million of net cash provided by operating activities. Our outstanding debt was $2.6 billion and $2.5 billion as of September 30, 2023 and December 31, 2022.

Net cash provided by operating activities of $114.9 million comprised: (i) $137.1 million of net income (before $232.7 million of non-cash items and a $41.6 million gain on the sale of real estate), (ii) $12.6 million of return on capital from unconsolidated real estate ventures and (iii) $34.8 million of net change in operating assets and liabilities. Non-cash income adjustments of $232.7 million primarily include depreciation and amortization expense, impairment loss, share-based compensation expense, deferred rent and other non-cash items.

Net cash used in investing activities of $123.2 million primarily comprised: (i) $241.3 million of development costs, construction in progress and real estate additions, (ii) $24.3 million of investments in unconsolidated real estate ventures and other investments and (iii) a $19.6 million payment of a deferred purchase price related to the 2020 acquisition of a development parcel, partially offset by (iv) $162.1 million of proceeds from the sale of real estate.

Net cash used in financing activities of $96.9 million primarily comprised: (i) $280.1 million of repayments of mortgage loans, (ii) $273.9 million of common shares repurchased, (iii) $155.0 million of repayments on the revolving credit facility, (iv) $72.5 million of dividends paid to common shareholders, (v) $17.6 million of debt issuance and modification costs, and (vi) $11.6 million of distributions to our redeemable noncontrolling interests, partially offset by (vii) $287.6 million of borrowings under mortgage loans, (viii) $247.0 million of borrowings under the revolving credit facility and (ix) $170.0 million of borrowings under term loans.

Unconsolidated Real Estate Ventures

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of September 30, 2023, we had investments in unconsolidated real estate ventures totaling $296.4 million. For these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.

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

As of September 30, 2023, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures and other investments totaling $63.0 million. As of September 30, 2023, we had no debt principal payment guarantees related to our unconsolidated real estate ventures.

Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $150.0 million per occurrence and in the aggregate, and property and rental value insurance coverage with limits of $1.0 billion per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of our properties. We also maintain coverage, through our wholly owned captive insurance subsidiary, for a portion of the first loss on the above limits and for both conventional terrorist acts and for nuclear, biological, chemical or radiological terrorism events with limits of $2.0 billion per occurrence. These policies are partially reinsured by third-party insurance providers.

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

Construction Commitments

As of September 30, 2023, we had assets under construction that, based on our current plans and estimates, require an additional $230.5 million to complete, which we anticipate will be primarily expended over the next two years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset sales and recapitalizations, and available cash.

Other

As of September 30, 2023, we had committed tenant-related obligations totaling $47.7 million ($46.3 million related to our consolidated entities and $1.4 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows. During the three months ended September 30, 2023, we recognized a $6.0 million gain from the settlement of litigation, which was included in "Interest and other income, net" in our statements of operations.

With respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of September 30, 2023, the aggregate amount of debt principal payment guarantees was $8.3 million for our consolidated entities.

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

Most of our assets have been subject to environmental assessments that are intended to evaluate the environmental condition of the assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks, and the preparation and issuance of a written report. Soil and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments did not reveal any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 17 to the financial statements, environmental liabilities totaled $18.0 million as of September 30, 2023 and December 31, 2022 and are included in "Other liabilities, net" in our balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following is a summary of our annual exposure to a change in interest rates:

	September 30, 2023			December 31, 2022
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgage loans:
Variable rate (1)	$550,048	6.16%	$1,445	$892,268	5.21%
Fixed rate (2)	1,191,362	4.78%	—	1,009,607	4.44%
	$1,741,410		$1,445	$1,901,875
Revolving credit facility and term loans:
Revolving credit facility (3)	$92,000	6.71%	$933	$—	5.51%
Tranche A-1 Term Loan (4)	200,000	2.60%	—	200,000	2.61%
Tranche A-2 Term Loan (4)	400,000	3.53%	—	350,000	3.40%
2023 Term Loan (5)	120,000	5.26%	—	—	—
	$812,000		$933	$550,000
Pro rata share of debt of unconsolidated real estate ventures (contractual balances):
Variable rate (1)	$48,867	5.88%	$82	$22,065	6.45%
Fixed rate (2)	33,000	4.13%	—	33,000	4.13%
	$81,867		$82	$55,065
(1)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.16%, and the weighted average maturity date of the interest rate caps is December 2024. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of September 30, 2023, one-month term SOFR was 5.32%. The impact of these interest rate caps is reflected in our calculation of the annual effect of a 1% change in base rates.
(2)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.
(3)	As of September 30, 2023, daily SOFR was 5.31%. The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(4)	As of September 30, 2023 and December 31, 2022, the outstanding balance was fixed by interest rate swap agreements. As of September 30, 2023, the interest rate swaps fix SOFR at a weighted average interest rate of 1.46% for the Tranche A-1 Term Loan and 2.29% for the Tranche A-2 Term Loan. See Note 7 to the financial statements for additional information.
(5)	As of September 30, 2023, the outstanding balance was fixed by an interest rate swap agreement, which fixes SOFR at an interest rate of 4.01% through the maturity date.

The fair value of our mortgage loans is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of September 30, 2023 and December 31, 2022, the estimated fair value of our consolidated debt was $2.5 billion and $2.4 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

As of September 30, 2023 and December 31, 2022, we had interest rate swap and cap agreements with an aggregate notional value of $1.9 billion and $1.4 billion, which were designated as effective hedges. The fair value of our interest rate swaps and caps designated as effective hedges primarily consisted of assets totaling $69.5 million and $53.5 million as of September 30, 2023 and December 31, 2022, included in "Other assets, net" in our balance sheets.

Derivative Financial Instruments Designated as Ineffective Hedges

Certain derivative financial instruments, consisting of interest rate cap agreements, are cash flow hedges that are designated as ineffective hedges, and are carried at their estimated fair value on a recurring basis. Realized and unrealized gains or losses are recorded in "Interest expense" in our statements of operations. As of September 30, 2023 and December 31, 2022, we had various interest rate cap agreements with an aggregate notional value of $642.7 million and $711.8 million, which were designated as ineffective hedges. The fair value of our interest rate cap agreements designated as ineffective hedges consisted of assets totaling $9.9 million and $8.1 million as of September 30, 2023 and December 31, 2022, included in "Other assets, net" in our balance sheets, and liabilities totaling $9.2 million as of September 30, 2023, included in "Other liabilities, net" in our balance sheets.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, involved in legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of equity securities by the issuer and affiliated purchasers:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under the Plan Or Programs
July 1, 2023 - July 31, 2023	1,718,829	$15.96	1,718,829	$693,196,282
August 1, 2023 - August 31, 2023	5,144,097	15.08	5,144,097	615,519,242
September 1, 2023 - September 30, 2023	1,056,791	14.83	1,056,791	599,829,405
Total for the three months ended September 30, 2023	7,919,717	15.24	7,919,717
Total for the nine months ended September 30, 2023	18,445,875	14.98	18,445,875
Program total since inception in March 2020 (1)	41,743,284	21.54	41,743,284
(1)	During the fourth quarter of 2023, through the date of this filing, we repurchased and retired 2.0 million common shares for $28.0 million, a weighted average purchase price per share of $13.85, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended September 30, 2023, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6. EXHIBITS

(a) Exhibit Index

Exhibits	Description
3.1	Declaration of Trust of JBG SMITH Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 21, 2017).
3.2	Articles Supplementary to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 6, 2018).
3.3	Articles of Amendment to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed on May 3, 2018).
3.4	Second Amended and Restated Bylaws of JBG SMITH Properties, effective August 3, 2023 (incorporated by reference to Exhibit 3.4 in our Current Report on Form 10-Q, filed on August 8, 2023).
10.1

Second Amendment to Credit Agreement, dated as of July 24, 2023, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 28, 2023).

10.2

First Amendment to Credit Agreement, dated as of July 24, 2023, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 28, 2023).

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

JBG SMITH Properties

Date:	November 7, 2023	/s/ M. Moina Banerjee
M. Moina Banerjee
Chief Financial Officer
(Principal Financial Officer)

JBG SMITH Properties

Date:	November 7, 2023	/s/ Angela Valdes
Angela Valdes
Chief Accounting Officer
(Principal Accounting Officer)