Form 10-K
period 2023-12-31
JBG SMITH Properties
filed 2024-02-20
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of February 16, 2024, JBG SMITH Properties had 91,927,506 common shares outstanding.

As of June 30, 2023, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $1.6 billion based on the June 30, 2023 closing share price of $15.04 per share on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from certain portions of the registrant's definitive proxy statement for its 2024 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

JBG SMITH PROPERTIES

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2023

DEFINITIONS

Defined terms used in this Annual Report on Form 10-K:

"2000/2001 South Bell Street" refers to 2000 South Bell Street and 2001 South Bell Street, an under-construction multifamily asset.

"2023 Term Loan" refers to the $120.0 million term loan maturing in June 2028.

"ADA" means the Americans with Disabilities Act.

"Amazon" refers to Amazon.com, Inc.

"Annualized rent" means: (i) for multifamily assets, or the multifamily component of a mixed-use asset, the in-place monthly base rent before free rent as of December 31, 2023, multiplied by 12, and (ii) for commercial assets, or the retail component of a mixed-use asset, the in-place monthly base rent before free rent, plus tenant reimbursements as of December 31, 2023, multiplied by 12. Annualized rent excludes rent from leases that have been signed but the tenant has not yet taken occupancy (not yet included in percent occupied metrics) and percentage rent. The in-place monthly base rent does not take into consideration temporary rent relief arrangements.

"At JBG SMITH Share" and "Our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our: (i) 10.0% subordinated interest in one commercial building, (ii) 33.5% subordinated interest in four commercial buildings, (iii) 49.0% interest in three commercial buildings and (iv) 9.9% interest in one commercial building, as well as the associated non-recourse mortgage loans, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures and we have not guaranteed their obligations or otherwise committed to providing financial support.

"BOMA" means Building Owners and Managers Association International.

"CBRS" means the Citizens Broadband Radio Service.

"CIRP" means cybersecurity incident response plan.

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

"Estimated potential development density" reflects management's estimate of developable gross square feet based on our current business plans with respect to real estate owned or controlled as of December 31, 2023. Our current business plans may contemplate development of less than the maximum potential development density for individual assets. As market conditions change, our business plans, and therefore, the estimated potential development density, could change accordingly. Given timing, zoning requirements and other factors, we make no assurance that estimated potential development density amounts will become actual density to the extent we complete development of assets for which we have made such estimates.

"Exchange Act" refers to the Securities Exchange Act of 1934, as amended.

"FATCA" means the Foreign Account Tax Compliance Act.

"FATCA withholding" refers to a FATCA withholding tax.

"FIRPTA" means the Foreign Investment in Real Property Tax Act of 1980, as amended.

"Falkland Chase" refers to Falkland Chase-South & West and Falkland Chase-North.

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

"GAAP" means accounting principles generally accepted in the United States of America.

"GSA" means the General Services Administration, the independent U.S. federal government agency that manages real estate procurement for the federal government and federal agencies.

"GRESB" refers to the Global ESG Benchmark for Real Estate Assets.

"In-service" refers to multifamily or commercial operating assets that are at or above 90% leased or have been operating and collecting rent for more than 12 months as of December 31, 2023.

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

"MAAL" means modeled average annual loss, which is the sum of climate-related expenses, decreased revenue, and/or business interruption over a fixed decadal period and expressed as an annual average within that decade.

"Metro" is the public transportation network serving the Washington, D.C. metropolitan area operated by the Washington Metropolitan Area Transit Authority.

"Metro-served" are locations, submarkets or assets that are within 0.5 miles of an existing or planned Metro station.

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

"Percent leased" is based on leases signed as of December 31, 2023, and is calculated as total rentable square feet less rentable square feet available for lease divided by total rentable square feet expressed as a percentage. Out-of-service square feet are excluded from this calculation.

"Percent occupied" is based on occupied rentable square feet/units as of December 31, 2023, and is calculated as: (i) for multifamily space, total units less unoccupied units divided by total units, expressed as a percentage, and (ii) for office and retail space, total rentable square feet less unoccupied square feet divided by total rentable square feet. Out-of-service square feet and units are excluded from this calculation.

"QRS" means qualified real estate investment trust subsidiaries.

"REC" means renewable energy credit.

"REIT" means a real estate investment trust under Section 856 through 860 of the Code.

"REMIC" means a real estate mortgage investment conduit.

"Rosslyn Gateway" refers to Rosslyn Gateway-North, Rosslyn Gateway-South, Rosslyn Gateway-South Land and Rosslyn Gateway-North Land.

"SaaS" means software as a service.

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

"Separation Agreement" refers to the Separation and Distribution Agreement.

"Signed but not yet commenced leases" means leases that, as of December 31, 2023, have been executed but for which rent has not commenced.

"SOC" means systems and organization controls.

"SOFR" means the Secured Overnight Financing Rate.

"Square feet" ("SF") refers to the area that can be rented to tenants, defined as: (i) for multifamily assets, management's estimate of approximate rentable square feet, (ii) for commercial assets, rentable square footage defined in the current lease and for vacant space the rentable square footage defined in the previous lease for that space, (iii) for under-construction assets, management's estimate of approximate rentable square feet based on current design plans as of December 31, 2023, and (iv) for assets in the development pipeline, management's estimate of developable gross square feet based on current business plans with respect to real estate owned or controlled as of December 31, 2023.

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

"Tranche A-1 Term Loan" refers to the $200.0 million term loan maturing in January 2025.

"Tranche A-2 Term Loan" refers to the $400.0 million term loan maturing in January 2028.

"Transaction and other costs" include pursuit costs related to completed, potential and pursued transactions, demolition costs, and severance and other costs.

"TRS" refers to taxable REIT subsidiaries.

"Under-construction" refers to assets that were under construction during the three months ended December 31, 2023.

"Vornado" means Vornado Realty Trust, a Maryland REIT.

"WHI" means the Washington Housing Initiative.

"WHI Impact Pool" is an investment vehicle managed by JBG SMITH on behalf of third-party investors that invests in affordable workforce housing.

PART I

ITEM 1. BUSINESS

The Company

JBG SMITH, a Maryland REIT, owns, operates, invests in and develops mixed-use properties in high growth and high barrier-to-entry submarkets in and around Washington, D.C., most notably National Landing. Through an intense focus on placemaking, JBG SMITH cultivates vibrant, amenity-rich, walkable neighborhoods throughout the Washington, D.C. metropolitan area. Approximately 75.0% of our holdings are in the National Landing submarket in Northern Virginia, which is anchored by four key demand drivers: Amazon's new headquarters; Virginia Tech's under-construction $1 billion Innovation Campus; the submarket’s proximity to the Pentagon; and our deployment of 5G digital infrastructure. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the JBG Legacy Funds, other third parties and the WHI Impact Pool.

Substantially all our assets are held by, and our operations are conducted through, JBG SMITH LP. As of December 31, 2023, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 87.8% of its OP Units, after giving effect to the conversion of certain vested LTIP Units that are convertible into OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms.

As of December 31, 2023, our Operating Portfolio consisted of 44 operating assets comprising 16 multifamily assets totaling 6,318 units (6,318 units at our share), 26 commercial assets totaling 8.3 million square feet (7.7 million square feet at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have two under-construction multifamily assets with 1,583 units (1,583 units at our share) and 17 assets in the development pipeline totaling 10.8 million square feet (8.8 million square feet at our share) of estimated potential development density. We present combined portfolio operating data that aggregates assets we consolidate in our consolidated financial statements and assets in which we own an interest, but do not consolidate in our financial results. For additional information regarding our assets, see Item 2 "Properties."

Certain terms used throughout this Annual Report on Form 10-K are defined under "Definitions" starting on page 3.

Our Strategy

We own and operate urban mixed-use properties concentrated in what we believe are the highest growth, Metro-served submarkets in and around Washington, D.C., most notably National Landing, that have significant barriers to entry and key urban amenities. We have significant expertise with multifamily, office and retail assets. We believe that we are known for our creative deal-making and capital allocation skills and for our development and value creation expertise. We intend to continue to opportunistically sell or recapitalize assets as well as land sites where a ground lease or joint venture execution may represent the most attractive path to maximizing value. Recycling the proceeds from these sales will not only fund our planned growth through value-added development and potential acquisitions but will also further advance the strategic shift in the composition of our portfolio to majority multifamily, with an office portfolio concentrated in National Landing.

One of our approaches to value creation uses a series of complementary disciplines through a process we call "Placemaking." Placemaking involves strategically mixing high-quality multifamily and commercial buildings with anchor, specialty and neighborhood retail in a high density, thoughtfully planned and designed public space. Through this process, we create synergies, and thus value, across those varied uses leading to unique, amenity-rich, walkable neighborhoods that are desirable and enhance tenant and investor demand. We believe our Placemaking approach will increase occupancy and rental rates in our portfolio, in particular with respect to our concentrated and extensive land and operating asset holdings in National Landing. National Landing, situated in Northern Virginia directly across the Potomac River from Washington, D.C., is the interconnected and walkable neighborhood that encompasses Crystal City, the eastern portion of Pentagon City and the northern portion of Potomac Yard. We believe National Landing is one of the region's best-located urban mixed-use communities due to its central and easily accessible location, its adjacency to Reagan National Airport, and its large base of existing offices, apartments and hotels.

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

Amazon's new headquarters is located in National Landing. During the second quarter of 2023, we completed the construction of two new office buildings for Amazon on Metropolitan Park in National Landing, totaling 2.1 million square feet, inclusive of approximately 50,000 square feet of street-level retail with new shops and restaurants, and Amazon took occupancy of its new headquarters in June 2023. We are the developer, property manager and retail leasing agent for Amazon's new headquarters at National Landing. As of December 31, 2023, we have leases with Amazon totaling approximately 927,000 square feet across five office buildings in National Landing.

In connection with Amazon's new headquarters in National Landing, the Commonwealth of Virginia agreed to provide tax incentives to Amazon to create a minimum of 25,000 new full-time jobs and potentially 37,850 full-time jobs in National Landing with average annual wage targets for each calendar year, starting with $150,000 in 2019, and escalating 1.5% per year. As of March 2023, Amazon has created approximately 8,000 new full-time jobs in National Landing. We, alongside Amazon, Virginia Tech, and federal, state, and local governments plan to invest over $12.0 billion, including infrastructure investments, that will directly benefit National Landing. The infrastructure investments include: a new Metro station (Potomac Yard), a new Metro entrance (Crystal Drive) a pedestrian bridge to Reagan National Airport; a new commuter rail station located between two of our Crystal Drive office assets; lowering of elevated sections of U.S. Route 1 that currently divide parts of National Landing to create better multimodal access and walkability; funding for the innovation campus anchored by Virginia Tech; and Long Bridge, the planned two-track rail connection between Washington, D.C. and National Landing. The Potomac Yard Metro station opened in May 2023.

In the fall of 2020, Virginia Tech virtually launched the inaugural academic year of its $1 billion Innovation Campus in National Landing, which is under construction. This expected powerful demand driver sits adjacent to 2.0 million square feet of development density we own in National Landing and the new Potomac Yard Metro station, which opened in May 2023, all approximately one mile south of Amazon's new headquarters. The campus is part of a 20-acre innovation district, of which the fully entitled first phase encompasses approximately 1.6 million square feet of space, including four office towers and two residential buildings, with ground-level retail. On this campus, Virginia Tech intends to create an innovation ecosystem by co-locating academic and private sector uses to accelerate research and development spending, as well as the commercialization of technology. When the Innovation Campus is fully operational, Virginia Tech plans to annually enroll approximately 750 master students and 200 PhD students in STEM fields. Virginia Tech is expected to occupy a 3.5-acre campus in the Innovation Campus.

In December 2023, we, along with Monumental Sports & Entertainment, the Commonwealth of Virginia, and the City of Alexandria announced a plan to build a new sports and entertainment anchor in National Landing, subject to definitive documentation and applicable government approvals. This 1.2 million square foot anchor would include a new arena for the Washington Capitals and Washington Wizards, along with a global corporate headquarters for Monumental Sports & Entertainment, a Monumental Sports Network media studio, the Wizards practice facility, a performing arts venue, and an expanded e-sports facility – all situated adjacent to the Virginia Tech Innovation Campus and the recently delivered Potomac Yard Metro Station.

We are making cutting-edge digital infrastructure investments to establish National Landing as among the first 5G-operable submarkets in the nation. Building upon our Placemaking efforts, we are leveraging our concentrated and extensive land and operating asset holdings in National Landing to deploy a digital infrastructure platform at a neighborhood scale that delivers an amenity that we believe enhances tenant demand, specifically in the technology and defense sectors, and further differentiates National Landing.

The following are key components of our strategy:

Capitalize on Significant Demand Catalysts in National Landing. We believe the strong technology sector tailwinds created by Amazon, the Virginia Tech Innovation Campus, the Pentagon and our National Landing digital infrastructure platform will contribute to substantial growth from our Operating Portfolio and our 6.6 million square foot development pipeline in National Landing. Approximately 75.0% of our portfolio is located in National Landing where Amazon is incentivized to employ a minimum of 25,000 new full-time jobs and potentially 37,850 planned employees, and Virginia Tech's $1 billion Innovation Campus is under construction.

Given National Landing’s proximity to the Pentagon, recent historic increases in the U.S. defense budget and robust foreign defense spending, we believe National Landing is positioned to capture growing defense demand, particularly as tech and defense are increasingly intertwined. In 2023, 47.4% of leases executed by us in National Landing were with the Department of Defense and defense contractors.

We believe our investment in digital infrastructure including dense, redundant, and secure fiber networks, data center access, next-generation 5G connectivity, and privately held CBRS wireless spectrum provide a key advantage in continuing to attract companies to National Landing. The digital infrastructure provides us with valuable tenant inducement tools, such as the ability to offer ubiquitous and redundant fiber connectivity and 5G private cellular networks. Based on our experience, these features, delivered with support from industry-leading service providers including AT&T, Cisco, and Federated Wireless, are increasingly important to technology and defense companies, especially innovators in cybersecurity, internet of things, artificial intelligence and cloud computing. In 2023, we believe that access to the unique digital infrastructure amenity was a decision factor for many of the tenants who executed leases in National Landing.

In addition to our Primary Focus on National Landing, Invest in and Operate Mixed-Use Assets in Other High-Growth, Metro-Served Submarkets in the Washington, D.C. Metropolitan Area. We intend to continue our longstanding strategy of owning and operating urban mixed-use properties concentrated in what we believe are the highest growth, Metro-served submarkets in the Washington, D.C. metropolitan area with high barriers to entry and vibrant urban amenities. In addition to National Landing, these submarkets include the Rosslyn-Ballston Corridor in Northern Virginia; the Ballpark, U Street/Shaw, and Union Market/NoMa, in the District of Columbia; and Bethesda in Maryland. These submarkets generally feature strong economic and demographic attributes, as well as superior transportation infrastructure that caters to the preferences of multifamily, office and retail tenants. We believe these positive attributes will enable our assets located in these high-growth submarkets to outperform the Washington, D.C. metropolitan area as a whole.

Drive Incremental Growth Through Lease-up and Stabilization of Our Operating Assets, and Deliver Our Under-Construction Assets. Given our leasing capabilities and tenant demand for high-quality space in our submarkets, we believe that we are well positioned to achieve significant internal growth from the lease-up of vacant space in our in-service Operating Portfolio. As of December 31, 2023, we had 16 multifamily assets totaling 6,318 units (6,318 units at our share), which were 96.0% leased at our share. As of December 31, 2023, we had 26 commercial assets totaling 8.3 million square feet (7.7 million square feet at our share), which were 86.3% leased at our share, resulting in 1.0 million square feet available for lease. In addition to portfolio lease-up, we expect increases in NOI from: (i) the commencement of signed but not yet commenced office and retail leases ($4.7 million total annualized estimated rent as of December 31, 2023, of which $2.7 million is expected in 2024) and (ii) contractual rent escalators in our non-GSA office and retail leases, which are based on increases in the Consumer Price Index or a fixed percentage.

As of December 31, 2023, we had 1,583 multifamily units under construction in National Landing across two projects (4 buildings): 1900 Crystal Drive and 2000/2001 South Bell Street. Based on our current plans and estimates, these assets will require an additional $177.1 million to complete.

Monetize Our Significant Development Pipeline. We expect our pipeline of ground-up development opportunities will produce favorable risk-adjusted returns on invested capital.

As of December 31, 2023, our development pipeline consisted of 17 assets, and we estimate it can support 10.8 million square feet (8.8 million square feet at our share) of estimated potential development density: 82.1% of this potential development density comprises multifamily projects located in the high-growth submarkets of National Landing, the Ballpark, and Union Market/NoMa; and 100.0% of this potential development density is Metro-served. Subject to market conditions, we intend to invest in multifamily development and in new office development subject to preleasing. The estimated potential development densities and uses reflect our current business plans as of December 31, 2023 and are subject to change based on market conditions.

In addition to developing select assets in this pipeline, we expect to unlock value through opportunistic asset sales, ground leases and recapitalizations.

Actively Allocate our Capital, Reposition Our Portfolio to Majority Multifamily and Concentrate our Office Portfolio in National Landing. A fundamental component of our strategy to maximize long-term NAV per share is active capital allocation. We evaluate development, acquisition, disposition, share repurchases and other investment decisions based on how they may impact long-term NAV per share. We intend to continue to opportunistically sell or recapitalize assets as well as land sites where a ground lease or joint venture execution may represent the most attractive path to maximizing value. Successful execution of our capital allocation strategy enables us to source capital at NAV from the disposition of assets generating low cash yields and invest those proceeds in new acquisitions with higher cash yields and growth, development projects with significant yield spreads and profit potential, and share repurchases. Consequently, at any given time, we expect to be in various stages of discussions and negotiations with potential buyers, real estate venture partners, ground lessors, and other counterparties with respect to sales, joint ventures, and/or ground leases for certain of our assets, including portfolios thereof. These discussions and negotiations may or may not lead to definitive documentation or closed transactions. We anticipate redeploying the proceeds from these sales will not only help fund our planned growth but will also further advance the strategic shift of our portfolio to majority multifamily. Current market conditions, however, have significantly slowed down the pace of asset sales, and we expect this reduced activity to continue in 2024. In the meantime, we continue to advance our two under-construction multifamily assets in National Landing, 1900 Crystal Drive and 2000/2001 South Bell Street, totaling 1,583 units.

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

Third-Party Services Business

Our third-party asset management and real estate services business provides fee-based real estate services to the JBG Legacy Funds, other third parties and the WHI Impact Pool. Although a significant portion of the assets and interests in assets formerly owned by certain of the JBG Legacy Funds were contributed to us in the Combination, the JBG Legacy Funds retained certain assets that were not consistent with our long-term business strategy. With respect to the remaining investments of the JBG Legacy Funds, we provide asset management, property management, development, construction management, leasing and other services. We expect to continue to earn fees for the management of the JBG Legacy Funds until their investments are liquidated. Certain individual members of our management team own direct equity co-investment and promote interests in the JBG Legacy Funds and certain of the funds' investments that were not contributed to us. These economic interests will be eliminated as the JBG Legacy Funds are wound down over time. Additionally, we often retain management of properties we sell as part of our capital allocation strategy. These assets, while no longer owned by us, continue to generate third-party service fees.

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

Competition

The commercial real estate markets in which we operate are highly competitive. We compete with numerous acquirers, developers, owners and operators of commercial real estate including other REITs, private equity investors, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, and individual investors, many of which own or may seek to acquire or develop assets similar to ours in the same markets in which our assets are located. These competitors may have greater financial resources or access to capital than we do or be willing to acquire assets in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue, which may reduce the number of suitable investment opportunities available to us or increase pricing. Leasing is a major component of our business and is highly competitive. The principal means of competition in leasing are lease terms (including rent charged and tenant improvement allowances), location, services provided, and the nature and condition of the asset to be leased. If our competitors offer space at rental rates below current market rates, below the rental rates we currently charge our tenants, in better locations within our markets, in higher quality assets or offer better services, we may lose existing and potential tenants, and we may be pressured to reduce our rental rates below those we currently charge to retain tenants when our tenants' leases expire.

Segment Data

We operate in the following business segments: multifamily, commercial and third-party asset management and real estate services. Financial information related to these business segments for each of the three years in the period ended December 31, 2023 is set forth in Note 20 to the consolidated financial statements.

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

Significant Tenants

Only the U.S. federal government accounted for 10% or more of our rental revenue, which consists of property rental and other property revenue, as follows:

	Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands)
Rental revenue from the U.S. federal government	$64,439	$75,516	$83,256
Percentage of commercial segment rental revenue	23.0%	23.7%	22.8%
Percentage of rental revenue	12.9%	14.8%	16.2%

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

We remain committed to transparent reporting of ESG financial and non-financial indicators. We intend to continue publishing an annual ESG report with key performance indicators that are aligned with the Global Reporting Initiative reporting framework, United Nations Sustainable Development Goals, Sustainability Accounting Standards Board Standards, and recommendations set forth by the Task Force on Climate-Related Financial Disclosures. In 2023, we maintained a carbon neutral operating portfolio for Scope 1 and Scope 2. Carbon neutrality was accomplished first through energy and water efficiency, then the purchase of verified carbon offsets for Scope 1 emissions produced by onsite natural gas consumption and fugitive refrigerant emissions, and the purchase of Green-e RECs for Scope 2 emissions produced by consuming onsite electricity procured by us. (We own three company vehicles with emissions that are less than 0.01% of our carbon footprint and, therefore, are not included in our calculations of carbon neutrality.) Our planned next step toward long-term sustainability includes the development and execution of an offsite renewable energy strategy, which is expected to replace a significant portion of our annual REC purchases, which add renewable energy capacity to the national electrical grid. Our detailed sustainability information, including our strategy, key performance targets and indicators, annual absolute comparisons, achievements and historical ESG reports are available on our website at https://www.JBGSMITH.com/About/Sustainability. All energy, water, waste and greenhouse gas emissions data in our ESG report is third-party, limited assurance verified following ISO 14064-3. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

We focus on operating efficiency, responding to evolving environmental and social trends, and delivering on the needs of our tenants and communities. We have demonstrated the results of this focus by:

●	Achieving a 5-star designation in the GRESB Global ESG Benchmark for Real Assets for both diversified operating assets and future development, and being recognized as a 2023 Global Sector Leader - Development - Residential Sector.
●	Being named 2023 Nareit Diversified Leader in the Light award winner for sustained ESG excellence.
●	Being named a 2023 U.S. Green Building Council Leadership award winner for sustainability leadership in the real estate sector.
●	Maintaining an ESG Committee and oversight of environmental and social matters by the Board of Trustees' Corporate Governance & Nominating Committee.
●	Being named to Bloomberg's Gender Equality Index.
●	Maintaining the diversity of our Board of Trustees, which currently comprises 40% women. Reflecting the strength and diversity of our national labor force, our Board of Trustees has made a long-term commitment to evolve its composition to have equal balance between men and women and to reflect the ethnic diversity of our country.
●	Surpassing $114 million in investor commitments to the JBG SMITH-managed WHI Impact Pool, which raises funds from third parties and, through 2023, has closed $72.0 million in financing related to the purchase of residential communities containing 2,833 units. We launched the WHI in 2018 in partnership with the Federal City Council to preserve or build between 2,000 and 3,000 units of affordable workforce housing in the Washington, D.C. region.

Our sustainability team works directly with our business units to integrate our ESG principles throughout our operations and investment processes. Our sustainability team is responsible for leading annual ESG reporting efforts, maintaining building certifications, energy, water and waste benchmarking, sustainability strategy development, and implementation and coordination with industry and community partners.

To ensure that our ESG principles are fully integrated into our business practices, our sustainability, human resources, legal, accounting, D&I, and social impact investing teams, as well as members of our management team, provide top-down support for the implementation of ESG initiatives. Our ESG Committee is responsible for ESG improvement initiatives and provides our Board of Trustees' Corporate Governance & Nominating and Audit Committees with periodic updates on ESG strategy. Accomplishments of this group in 2023 include an update to climate-related risks inclusive of physical and transition risks and the potential financial impacts of those risks, and the creation and adoption of human rights and ESG policies.

Energy and Water Efficiency and Management

We believe that the efficient use of natural resources will result in sustainable long-term value and mitigate climate-related risks. By 2030, we have committed to reduce: energy consumption 25%, predicted energy consumption 25%, water consumption 20% and greenhouse gas emissions (Scope 1 and 2) 25%. Further, by 2030, we have committed to increase waste diversion to 60% and verify all assets using green building and health and well-being certifications across our Operating Portfolio and development pipeline. In addition to our 2030 targets, we have a legacy commitment to improve the energy efficiency of our commercial Operating Portfolio by at least 20% over the 10-year period ending in 2024 through the Department of Energy Better Buildings Challenge. We achieve this improvement through real time energy use monitoring. We are tracking a 15% reduction in energy consumption, a 12% reduction in water consumption and a 25% reduction in carbon emissions from our 2018 baseline through 2022. We report progress on these commitments annually in our ESG report.

Our long-term strategy to reduce energy and water consumption includes operational and capital improvements that align with our business plan and contribute to attaining our performance targets. Asset teams review historical performance, conduct energy audits and regularly assess opportunities to achieve efficiency targets. Capital investment planning considers the useful life of equipment, energy and water efficiency, occupant health impacts and maintenance requirements. Asset-level business plans that include energy and water efficiency capital investments were completed in 2023.

Our development strategy focuses on reducing predicted energy and water consumption and embodied carbon, contributing to attaining our performance targets. Development teams use energy, water, and embodied carbon modeling to inform design decisions that best fit each individual building program, adapt to identified climate change conditions for our region, and promote healthy buildings. Since the establishment of performance targets for our development projects, we are tracking an aggregate 25% reduction in predicted energy consumption, 35% reduction in predicted water use and 20% reduction in embodied carbon as of December 31, 2023.

We use green building and health and well-being certifications as a verification tool across our portfolio. These certifications demonstrate our commitment to green, smart, and healthy buildings and verify predicted operational performance. We seek to benchmark 100% of our assets to help inform capital improvement projects. As of December 31, 2023:

●	95% of all operating assets, based on square footage, have earned at least one green building or health and well-being certification:
o	3.2 million square feet of LEED Certified Multifamily Space (61%)
o	3.3 million square feet of LEED Certified Commercial Space (43%)
o	2.7 million square feet of ENERGY STAR Certified Multifamily Space (52%)
o	3.9 million square feet of ENERGY STAR Certified Commercial Space (51%)
o	7.5 million square feet of BOMA 360 Certified Commercial Space (99%)
o	3.8 million square feet of Fitwel Full Building Certified Commercial and Multifamily Space (29%)
o	7.3 million square feet of Fitwel Viral Response Module Certified Commercial Space (96%)
●	99.4% of our operating assets' energy and water use are benchmarked

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

Climate Change Resilience

We take climate change and the associated risks seriously, and we are committed to managing and avoiding the impacts of climate change using science to inform action. We stand with our communities, tenants and shareholders in supporting meaningful solutions that address this global challenge. To develop a more informed view of future climate conditions and further our understanding of the direct climate-related risks to our properties, we have conducted a new climate-related risk assessment (both acute and chronic risks across our operating assets and development pipeline) which addresses both physical and transition climate risk factors, and estimates the financial implications of those modeled risks at the asset level.

Climate Change Risk Management Strategy

We have aligned our climate-related disclosures with the recommendations of the TCFD. As defined by the TCFD framework, physical risks associated with climate change include acute risks (extreme weather-related events) and chronic risks (such as extreme heat and coastal flooding), and transition risks associated with climate change include policy and legal risks, market and reputation-related risks and decarbonization technology risks.

Our 2023 assessment of climate change risk relied on S&P Global Inc.'s Climanomics modeling tool. The Climanomics methodology projects portfolio level risk exposure as well as individual asset risk exposure over four reference scenarios, or representative concentration pathways, established by the Intergovernmental Panel on Climate Change and across a range of time horizons through 2100. Climanomics’ primary output is a risk exposure metric called MAAL. This value is presented as both absolute MAAL ($ in millions) and relative MAAL (% of total asset or portfolio value). We intend to conduct periodic climate-related risk assessments as the composition of our portfolio changes.

The assessment included all in-service assets, and our development pipeline and landholdings, and included climate events such as hurricane, wildfire, temperature extremes, water stress, drought, fluvial and coastal flooding. The assessment of our portfolio identified fluvial and coastal flooding and temperature extremes (heat stress) as top hazards. We currently have no properties in a Federal Emergency Management Agency hazard designated area.

Asset-Level Risk Management

We are managing transition risks by benchmarking energy, carbon, water and waste performance at the asset level and review this information with asset management and operations teams quarterly. As a leader in green building, we will continue to make capital investments that enhance building performance and tenant comfort, energy and water efficiency, on-site renewable energy and other decarbonization strategies. We work with our insurance team to benchmark resilience features and develop adaptations for short-term horizons. We aim to develop risk mitigation and physical resilience plans for all assets taking into account the outputs from the Climanomics tool.

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

The WHI is a transformational market-driven approach to producing affordable workforce housing and creating sustainable, mixed-income communities. The WHI is a scalable, market-driven model funded by a unique relationship between philanthropy and private investment. As of December 31, 2023, we have invested $7.7 million of our $11.2 million commitment in the WHI Impact Pool. The WHI Impact Pool completed fundraising in 2020 with capital commitments totaling $114.4 million, and has closed $72.0 million in financing related to the purchase of residential communities containing 2,833 units through December 31, 2023.

To learn more about our ESG initiatives and performance, please visit https://www.JBGSMITH.com/About/Sustainability and download our ESG Report. The expected publication date of our 2024 ESG report is April 30, 2024. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

D&I

We have a comprehensive, multi-year D&I strategy. See "Human Capital" below for further discussion.

Governance

We are engaged in addressing ESG matters, including climate-related matters, at all levels of our organization. Management’s role in overseeing, assessing, and managing climate-related risks, opportunities and initiatives is integrated throughout our business units. We have a dedicated team of sustainability professionals focused on ESG matters that coordinate and collaborate across business units and with our Board of Trustees and management, and which advises on environmental sustainability matters and develops and implements related initiatives. In 2022, management established a new ESG Committee to help inform ESG strategy and more robustly advise the Board of Trustees on climate-related risks and opportunities. The ESG Committee is responsible for ensuring compliance with guidelines from the SEC and other regulatory bodies, and assists in establishing our general strategy as it relates to ESG matters that may affect our business, operation, performance or reputation. The ESG Committee reports to the Chief Legal Officer, with oversight provided by the Corporate Governance and Nominating Committee. Co-chairs include our Deputy General Counsel and Senior Vice President of Sustainability, with representation by business leaders from various groups across the organization.

Regulatory Matters

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, a current or former owner or operator of real estate may be liable for conducting or paying for the costs of the investigation, removal or remediation of certain hazardous or toxic substances on that real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances, and the liability may be joint and several. The costs of remediation or removal of these substances may be substantial and could exceed the value of the property, and the presence of these substances, or the failure to promptly remediate these substances, may adversely affect the owner's ability to sell or develop the real estate or to borrow using the real estate as collateral. In connection with the ownership and operation of our current and former assets, we may be potentially liable for these costs. The operations of current and former tenants at our assets have involved, or may have involved, the use of hazardous substances or generated hazardous wastes, and indemnities in our lease agreements may not fully protect us from liability, if, for example, a tenant responsible for environmental noncompliance or contamination becomes insolvent. The release of these hazardous substances and wastes could result in us incurring liabilities to remediate any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may (i) expose us to third-party liability (e.g., for cleanup costs, natural resource damages, bodily injury or property damage), (ii) subject our properties to liens in favor of the government for damages and costs the government incurs in connection with the contamination, (iii) impose restrictions on the manner in which a property may be used or businesses may be operated, or (iv) materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. In addition, our assets are exposed to the risk of contamination originating from other sources. While a property owner may not be responsible for remediating contamination that has migrated onsite from an identifiable and viable offsite source, the contaminant's presence can have adverse effects on operations and the redevelopment of our assets. To the extent we arrange for contaminated materials to be sent to other locations for treatment or disposal, we may be liable for the cleanup of those sites if they become contaminated, without regard to whether we complied with environmental laws in doing so.

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us.

Affordable Housing and Tenant Protection Regulations

Certain states and municipalities have adopted laws and regulations imposing restrictions on the timing or amount of rent increases and other tenant protections. As of December 31, 2023, approximately 7% of the multifamily units in our Operating Portfolio were designated as affordable housing. In addition, Washington, D.C. and Montgomery County, Maryland have laws that require, in certain circumstances, an owner of a multifamily rental property to allow tenant organizations the option to purchase the building at a market price if the owner attempts to sell the property. We expect to continue operating and acquiring assets in areas that either are subject to these types of laws or regulations or where such laws or regulations may be enacted in the future. Such laws and regulations limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of assets in certain circumstances.

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

Human Capital

Our headquarters is located at 4747 Bethesda Avenue, Suite 200, Bethesda, MD 20814. As of December 31, 2023, we had 844 employees.

We believe that our talent is our competitive advantage. To that end, we focus on talent development and succession planning, pay-for-performance, and D&I. We utilize talent management practices in the broadest sense to create an engaging workplace experience for our employees, where they feel valued, respected and supported. Based on our most recent engagement survey, our employees are highly satisfied with their jobs (90% favorable) and feel positive about our D&I efforts and progress (88% favorable).

We are keenly focused on the employee experience and want every person to feel respected for what makes them unique. At the same time, our core values provide a sound structure for finding common ground and working together as a team to deliver the best possible outcomes. In addition to our inclusive culture, our pay equity study results show no systemic disparity in compensation related to race or gender, affirming our strong belief in treating people equitably.

With our hybrid corporate office schedule, flexibility, and emphasis on health and welfare, we offer our employees an environment that enables them to be confident in their in-office experience and demonstrate the energy and excitement that comes from being together and collaborating with coworkers to achieve desirable outcomes. In addition, we are proud to have been recognized by the Washington Post as a "Top Workplace" several times in past years, and are focused on providing a positive employee experience to ensure that we remain an employer of choice.

We continually invest in our employee population, ensuring our employee experience more broadly continues to help us attract and retain the best talent in the industry. The list below is a sampling of offerings that help create a compelling employee experience:

●	Streamlined annual performance reviews
●	Executive coaching available
●	Employee share purchase plan
●	Hybrid / flexible work schedules
●	Flexible paid time off
●	Regular town halls where senior management updates the entire team on recent progress and other important matters
●	Employee surveys
●	Mentorship and coaching programs to develop and retain talent
●	Monthly D&I communications
●	Employee roundtable discussions on pertinent current events, workplace issues and teambuilding
●	Utilization of JBGS Inclusion Community and Women's Initiative to guide D&I programming and events
●	Partnerships with schools and organizations to facilitate recruitment of diverse talent
●	Employee referral program
●	Generous company subsidy on health-related benefits
●	Lunches with Leaders
●	Volunteer opportunities

In addition to the above, we have a strong pay-for-performance culture where compensation is tied to both company and individual performance, ensuring that employees are focused on our success, as well as their individual goals. We want our employees to feel aligned with our company vision and enabled to grow in their careers. To that end, we have a strong track record of promoting from within; in 2023, 50% of promotions went to people of color. Consequently, the opportunities for growth and development also help to keep our population engaged and motivated.

2023 continued the evolution of our comprehensive, multi-year D&I strategy. With an ongoing focus on our three strategic pillars – (i) employee development, (ii) engagement and (iii) recruiting – we have made additional progress and have continued to drive cultural and behavioral change. We offered a broad range of events and activities to recognize and celebrate our employees’ rich cultural diversity.

We recognize that diversity in our workforce brings valuable perspectives, views and ideas to our organization. We pride ourselves on our strong, collaborative culture, and we strive to create an inclusive and healthy work environment for our employees, which helps us continue to attract innovators to our organization. Our workforce comprises 38% women and 61% people of color, and our senior leadership has 39% women representation. In addition, we were proud to be named to the 2023 Bloomberg Gender Equality Index.

Implementing more inclusive, equitable systems and practices had a significant impact on our ability to identify diverse talent, particularly related to our entry-level recruitment efforts. 100% of 2023 intern hires were from underrepresented groups, and 81% of our new hires at all levels were people of color. In addition, we have continued to expand our strategic partnerships with diverse educational, professional and community organizations to ensure that we are building a strong, diverse pipeline of talent.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risks in evaluating our company and our common shares. If any of the following risks were to occur, our business, prospects, financial condition, results of operations, cash flow, and the ability to make distributions to our shareholders could be materially and adversely affected, which we refer to herein collectively as a "material adverse effect on us," the per share trading price of our common shares could decline significantly, and you could lose all or part of your investment. Some statements in this Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Refer to the section entitled "Cautionary Statement Concerning Forward-Looking Statements" for additional information regarding these forward-looking statements.

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

A material portion of our portfolio comprises office assets, which, due to the increase in work-from-home policies and practices, have generally experienced a decrease in demand and may experience a further decrease in demand as some tenants do not renew leases as they expire or renew space with a smaller footprint, which could have a material adverse effect on us. Demand for office space in the Washington, D.C. metropolitan area and nationwide, including in our portfolio, has declined and may continue to decline due to increased usage of teleworking arrangements and more flexible work-from-anywhere policies leading to reconsiderations regarding amount of square footage needed (e.g. certain tenants have reduced their leased square footage or advised us of their intention to do so), and cost cutting resulting from the pandemic, which could lead to continued lower office occupancy (as of December 31, 2023, 25.7% of our commercial and retail leases at our share, based on square footage, were scheduled to expire in 2024 or had month-to-month terms, and 6.8% were scheduled to expire in 2025), and new leasing has been slow to recover and will likely continue to lag due to delayed return-to-office plans and decision-making related to future office utilization. Furthermore, the decline in the attractiveness of office assets, particularly combined with a lack of transactional activity and the current challenging capital markets could delay our capital recycling plans and our plan to transition to a portfolio comprising a majority of multifamily assets. Finally, a key demand driver in National Landing is the presence of Amazon’s headquarters, Phase I of which was completed in 2023. Phase II has not yet commenced construction due to a pause announced by Amazon; if Amazon determines to further delay construction, reduce the size of Phase II, or otherwise shrink its footprint in National Landing, that could have a material adverse impact on our plans for National Landing.

Our portfolio of assets is geographically concentrated in Washington, D.C. metropolitan area submarkets, and particularly concentrated in National Landing, which makes us susceptible to adverse economic and other conditions such that an economic downturn affecting this area could have a material adverse effect on us.

We are particularly susceptible to adverse economic or other conditions in the Washington D.C. metropolitan market (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, actual or anticipated federal government shutdowns, uncertainties related to federal elections, relocations of businesses, increases in real estate and other taxes, actual or perceived increases in retail theft and other crime, imposed curfews or states of security, and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters (including earthquakes, floods, storms and hurricanes), utility outages (including electricity and drinking water), potentially adverse effects of climate change and other disruptions that occur in this market (such as terrorist activity or threats of terrorist activity and other events), any of which may have a greater impact on the value of our assets or on our operating results than if we owned a more geographically diverse portfolio.

Additionally, acts of violence, including terrorist attacks in the Washington, D.C. metropolitan area could directly or indirectly damage our assets, both physically and financially, or cause losses that materially exceed our insurance coverage. Properties that are occupied by federal government tenants may be more likely to be the target of a future attack. Moreover, the same risks that apply to the Washington, D.C. metropolitan area as a whole also apply to the individual submarkets where our assets are located. National Landing makes up more than half of our portfolio based on square footage at our share. Portions of our markets, including National Landing, have underperformed other markets in the region with respect to rent growth and occupancy. Any adverse economic or other conditions in the Washington, D.C. metropolitan area and our submarkets, especially National Landing, or any decrease in demand for multifamily, office or retail assets could have a material adverse effect on us.

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

The impact of Amazon's headquarters in National Landing is difficult to forecast and quantify and may differ from what we, financial or industry analysts or investors anticipate and have anticipated since Amazon’s November 2018 announcement that it had selected sites in National Landing as the location of its new headquarters. We have significant exposure to Amazon, both as a result of their status as a tenant and as a result of fees we expect to continue to receive from them as developer, property manager, and retail leasing agent for the company’s new headquarters at National Landing. As of December 31, 2023, we have leases with Amazon across five office buildings in National Landing totaling approximately 927,000 square feet with annualized rent totaling $41.6 million, of which 191,000 square feet are month-to-month and 378,000 square feet expire in 2024. Of the month-to-month leases and leases expiring in 2024, 444,000 square feet represent the entirety of 1800 South Bell Street and 2100 Crystal Drive. 1800 South Bell Street was taken out of service in the first quarter of 2024, and we plan to take 2100 Crystal Drive out of service when Amazon vacates in the second quarter of 2024. If Amazon invests less than the announced amounts in National Landing or makes such investment over a longer period than anticipated, if its business prospects decline, if it reduces the size of its workforce in National Landing below initially anticipated levels or further delays hiring or if it leases, releases or develops less square footage than anticipated, our ability to achieve the benefits associated with Amazon's headquarters location in National Landing could be adversely affected. If we, Virginia Tech, Amazon, federal, state and local governments do not make the anticipated investments, including infrastructure investments, that would directly benefit National Landing, we could be adversely affected. Furthermore, Amazon's headquarters may not have the anticipated collateral financial effect on the National Landing submarket. If we do not achieve the perceived benefits of such location as rapidly or to the extent anticipated by us, financial or industry analysts or investors, we and potentially the market price of our common shares could be adversely affected. If we are unable to re-lease that space at attractive rents, it could have a material adverse effect on us and the market price of our common shares. Additionally, if the Virginia Tech Innovation Campus reduces its contemplated size, further delays its opening, or does not have the anticipated collateral financial effect, or if any of our other key demand drivers in National Landing fail to materialize, it could have a material adverse effect on us.

We derive a significant portion of our revenue from U.S. federal government tenants, and we may face additional risks and costs associated with directly managing assets occupied by government tenants.

For the year ended December 31, 2023, 23.0% of the rental revenue from our commercial segment was generated by rentals to federal government tenants, and federal government tenants historically have been a significant source of new leasing for us. For the year ended December 31, 2023, GSA was our largest single tenant, with 37 leases comprising 22.7%

of total annualized rent at our share. The occurrence of events that have a negative impact on the demand for federal government office space, such as a decrease in federal government payrolls or a change in policy that prevents governmental tenants from renting our office space, would have a much larger adverse effect on our revenue than a corresponding occurrence affecting other categories of tenants. Additionally, a federal government shutdown could delay or prevent us from collecting rent payments from our federal government tenants. If demand for federal government office space were to decline, it would be more difficult for us to lease our buildings and could reduce overall market demand and corresponding rental rates, all of which could have a material adverse effect on us. For example, we have been notified by various GSA tenants that they are vacating their space totaling approximately 293,000 square feet in 2024. Lease agreements with these federal government agencies contain provisions required by federal law, which require, among other things, that the lessor of the property agree to comply with certain rules and regulations, including rules and regulations related to audits and records and subcontractor cost or pricing data. In addition, there are additional requirements relating to the potential application of equal opportunity provisions and related requirements to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether these requirements apply to a company that is affiliated with the actual government contractor (the legal entity that is the lessor under a lease with a federal government agency) include whether such company and the government contractor are under common ownership, have common management, and are under common control. We own the entity that is the government contractor and the property manager, increasing the risk that requirements of the Employment Standards Administration's Office of Federal Contract Compliance Programs and requirements to prepare affirmative action plans pursuant to the applicable executive order may be determined to be applicable to us. Compliance with these regulations is costly and any increase in regulation could increase our costs, which could have a material adverse effect on us.

We are exposed to risks associated with real estate development and redevelopment, such as unanticipated expenses, delays and other contingencies, any of which could have a material adverse effect on us.

Real estate development and redevelopment activities are a critical element of our business strategy, and we expect to engage in such activities with respect to several of our properties and with properties that we may acquire in the future. To the extent that we do so, we will continue to be subject to risks, including, without limitation:

●	construction or redevelopment costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or unprofitable;
●	inflation could increase the costs of construction and development projects, which could decrease the yield on such projects, delaying their commencement or resulting in fewer such pursuits. In 2023, these conditions made new development starts infeasible;
●	time required to complete the construction or redevelopment of a project or to lease-up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;
●	contractor, subcontractor and supplier disputes, strikes, labor disputes or shortages, weather conditions or supply disruptions (including those related to the supply chain);
●	failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all;
●	delays with respect to obtaining, or the inability to obtain, necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws;
●	occupancy rates and rents of a completed project may not be sufficient to make the project profitable;
●	incurrence of design, permitting and other development costs for opportunities that we ultimately abandon;
●	the ability of prospective real estate venture partners or buyers of our properties to obtain financing; and
●	the availability and pricing of financing to fund our development activities on favorable terms or at all.

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

As of December 31, 2023, 7.2% of our assets measured by total square feet at our share was held through real estate ventures, and we expect to co-invest in the future with other third parties through partnerships, real estate ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, real estate venture or other entity. In particular, we may use real estate ventures as a significant source of equity capital to fund our development strategy. Consequently, with respect to any such third-party arrangement, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, real estate venture or other entity, or structure of ownership and may, under certain circumstances, be exposed to risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions, and we may be forced to make contributions to maintain the value of the property. Partners or co-venturers may have economic or other business interests or goals that are inconsistent or in direct conflict with our business interests or goals and may be in a position to take action or withhold consent contrary to our policies or objectives. These investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or real estate venture. We and our respective partners or co-venturers may each have the right to trigger a buy-sell right or forced sale arrangement, which could cause us to sell our interest, or acquire our partners' or co-venturers' interest, or to sell the underlying asset, either on unfavorable terms or at a time when we otherwise would not have initiated such a transaction. In addition, a sale or transfer by us to a third party of our interests in the partnership or real estate venture may be subject to consent rights or rights of first refusal in favor of our partners or co-venturers, which would in each case restrict our ability to dispose of our interest in the partnership or real estate venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if the entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in that entity, including by contributing our interest to a subsidiary of ours that is subject to corporate level income tax. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our real estate ventures may be subject to debt, and the refinancing of such debt may require equity capital calls. Furthermore, any cash distributions from real estate ventures will be subject to the operating agreements of the real estate ventures, which may limit distributions, the timing of distributions or specify certain preferential distributions among the respective parties. The occurrence of any of the risks described above could have a material adverse effect on us.

We depend on major tenants in our commercial portfolio, and the bankruptcy, insolvency or inability to pay rent of any of these tenants could have a material adverse effect on us.

As of December 31, 2023, the 20 largest office and retail tenants in our Operating Portfolio represented 61.7% of our share of total annualized office and retail rent. In many cases, through tenant improvement allowances and other concessions, we have made substantial upfront investments in leases with our major tenants that we may not recover if they fail to pay rent through the end of the lease term. The inability or failure of a major tenant to pay rent, or the bankruptcy or insolvency of a major tenant, may adversely affect the income produced by our Operating Portfolio. Additionally, we may experience delays in enforcing our rights as landlord due to federal, state and local laws and regulations and may incur substantial costs in protecting our investment. Any such event could have a material adverse effect on us.

We derive a significant portion of our revenue from five of our assets.

As of December 31, 2023, five of our assets in the aggregate generated 26.1% of our share of annualized rent. The occurrence of events that have a negative impact on one or more of these assets, such as a natural disaster that damages one or more of these assets, would have a much larger adverse effect on our revenue than a corresponding occurrence affecting a less significant property. A substantial decline in the revenue generated by one or more of these assets could have a material adverse effect on us.

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

As of December 31, 2023, we estimate that our 17 assets in the development pipeline will total 10.8 million square feet (8.8 million square feet at our share) of estimated potential development density. The potential development density estimates for our development pipeline and/or any particular development parcel are based solely on our estimates, using data available to us, and our business plans as of December 31, 2023. The actual density of our development pipeline and/or any development parcel may differ substantially from our estimates based on numerous factors, including our inability to obtain necessary zoning, land use and other required entitlements, legal challenges to our plans by activists and others, as well as building, occupancy and other required governmental permits and authorizations, and changes in the entitlement, permitting and authorization processes that restrict or delay our ability to develop, redevelop or use our development pipeline at anticipated density levels. We can provide no assurance that the actual density of our development pipeline and/or any development parcel will be consistent with our estimated potential development density.

The occurrence of cyber incidents, or a deficiency in our cybersecurity, or the cybersecurity of our service providers, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, regulatory enforcement and other legal proceedings, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is any intentional or unintentional adverse event that threatens the confidentiality, integrity, or availability of our information resources and can include unauthorized persons gaining access to systems to disrupt operations, corrupting data or stealing confidential information. The risk of a cyber incident or disruption, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks have increased globally. As our reliance on technology increases, so do the risks posed to our systems – both internal and external. Our primary risks that could directly result from the occurrence of a cyber incident are theft of assets; operational interruption; reputational damage; stolen funds; regulatory enforcement, lawsuits and other legal proceedings; damage to our relationships with our tenants; and private data exposure. A significant and extended disruption could damage our business or reputation, cause a loss of revenue, have an adverse effect on tenant relations, cause an unintended or unauthorized public disclosure, or lead to the misappropriation of proprietary, personally identifying, and confidential information, any of which could result in us incurring significant expenses to resolve these kinds of issues. Although we have implemented processes, procedures and controls to help mitigate the risks associated with a cyber incident, there can be no assurance that these measures will be sufficient for all possible situations. Even security measures that are appropriate, reasonable and/or in accordance with applicable legal requirements may not be sufficient to protect the information we maintain. Unauthorized parties, whether within or outside our company, may disrupt or gain access to our systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, computer viruses or other malicious codes, and similar means of unauthorized and destructive tampering. A successful attack on one of our service providers could result in a compromise of our own network, theft of our data, legal obligations or liabilities, deployment of ransomware or a disruption in our supply chain or of services upon which we rely. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted cyber incidents evolve and generally are not recognized until they have been launched against a number of targets. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, making it impossible for us to entirely mitigate this risk. If any of the foregoing risks materialize, it could have a material adverse effect on us.

Pandemics and other health concerns, including COVID-19, could have a negative effect on our business, results of operations, cash flows and financial condition.

Pandemics, including COVID-19, as well as both future widespread and localized outbreaks of infectious diseases and other health concerns, and the measures taken to prevent the spread or lessen the impact, could cause a material disruption to multifamily and office industry or the economy as a whole. The impacts of such events could be severe and far-reaching, and may impact our operations in several ways. Additionally, pandemic outbreaks could lead governments and other authorities around the world, including federal, state and local authorities in the United States, to impose new or heightened measures intended to mitigate its spread, including restrictions on freedom of movement and business operations such as issuing guidelines, travel bans, border closings, business closures, quarantine orders, and orders not allowing the collection of rents, rent increases, or eviction of non-paying tenants. In the event of a decline in business activity and demand for real estate transactions, our ability or desire to grow or diversify our portfolio could be affected. Additionally, local and national authorities could extend or re-implement certain measures imposing restrictions on our ability to enforce contractual rental obligations upon our residents and tenants. Unanticipated costs and operating expenses coupled with decreased anticipated and actual revenue as a result of compliance with regulations, could negatively impact our business, results of operations, cash flow, and overall financial condition and/or our ability to satisfy certain REIT-related requirements.

The full extent of the impact of a pandemic on our business is largely uncertain and dependent on a number of factors beyond our control, and we are not able to estimate with any degree of certainty the effect a pandemic, or measures intended to curb its spread, could have on our business, results of operations, financial condition and cash flows. Moreover, many of the other risk factors described herein could be more likely to impact us as a result of a pandemic or measures intended to curb its spread.

Increased focus on our ESG business values may constrain our business operations, impose additional costs and expose us to new risks that could have a material adverse effect on us.

Our business values integrate environmental sustainability, social responsibility, D&I and strong governance practices throughout our organization—these types of ESG matters have become increasingly important to investors and other stakeholders. Some investors may use these factors to determine their investment strategies, while current and potential employees and business partners may consider these factors when considering relationships with us. Certain organizations that provide corporate risk and corporate governance advisory services to investors have developed scores and ratings to evaluate companies based upon ESG metrics, and investors may consider a company's score as a factor in making an investment decision. There can be no assurance that our focus on our ESG business values will be well regarded by investors, particularly since the criteria by which companies are rated for their ESG efforts may change. Additionally, focus and activism related to ESG matters may constrain our business operations or increase expenses, and we may face reputational damage if our corporate responsibility initiatives do not meet the standards set by various constituencies, including those of third-party providers of corporate responsibility ratings and reports. A low ESG score could result in a negative perception of us, exclusion of our securities from consideration by certain investors and/or cause investors to reallocate their capital away from us, each of which could have an adverse impact on the price of our securities.

As we continue to integrate environmental sustainability, social responsibility, D&I and strong governance practices throughout our organization, we could also be criticized by ESG detractors for the scope or nature of our ESG initiatives or goals. We could also encounter negative reactions from governmental actors (such as anti-ESG legislation or retaliatory legislative treatment), tenants and residents, that that could have a material adverse effect on us.

We face risks related to the real estate industry.

As a REIT we are subject to significant risks related to the real estate industry, any of which could have a material adverse effect on us. These include, among other things:

●	The value of real estate fluctuates depending on conditions in the general economy and the real estate business. Additionally, adverse changes in these conditions may result in a decline in rental revenue, sales proceeds and occupancy levels at our assets and adversely impact our revenue and cash flows. If rental revenue, sales proceeds and/or occupancy levels decline, we generally would expect to have less cash available to pay indebtedness and for distribution to shareholders. In addition, some of our major expenses, including mortgage loan payments, real estate taxes and maintenance costs generally do not decline when the related rents decline.
●	The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, and our inability or the inability of our tenants to timely refinance maturing liabilities to meet liquidity needs may materially affect our financial condition and results of operations. Additionally, mortgage loan obligations expose us to risk of foreclosure and the loss of properties subject to such obligations.
●	It may be difficult to buy and sell real estate quickly, or we or potential buyers of our assets may experience difficulty in obtaining financing, which may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. Additionally, we may be unable to identify, negotiate, finance or consummate acquisitions of properties, or acquire properties on favorable terms, or at all.
●	The composition of our portfolio by asset type is likely to continue to change over time, which could expose us to different asset class risks than if our portfolio composition remained static, and we may be adversely affected by trends in the asset classes we currently own.
●	We may not be able to control the operating expenses associated with our properties, which include real estate taxes, insurance, loan payments, maintenance, and costs of compliance with governmental regulation, or our operating expenses may remain constant or increase, even if our revenue does not increase, which could have a material adverse effect on us.
●	Macroeconomic trends, including increases in inflation and interest rates, could have a material adverse effect on us, as well as our tenants, which may adversely impact our business, financial condition and results of operations.
●	We may be unable to renew leases, lease vacant space or re-let space as leases expire, or do so on favorable terms, which could have a material adverse effect on us. As of December 31, 2023, leases representing 25.7% of our share of the office and retail square footage in our Operating Portfolio were scheduled to expire in 2024 or have month-to-month terms, 6.8% were scheduled to expire in 2025, and 14.4% of our share of the square footage of the assets in our commercial portfolio was unoccupied and not generating rent. We may find it necessary to make rent or other concessions and/or significant capital expenditures to improve our assets to retain and attract tenants.
●	We may be unable to maintain or increase our occupancy and revenue at certain multifamily, commercial and other assets due to an increase in supply, more favorable terms offered by competitors, and/or deterioration in our markets.
●	Increased affordability of residential homes and other competition for tenants of our multifamily properties could affect our ability to retain current residents of our multifamily properties, attract new ones or increase or maintain rents, which could adversely affect our results of operations and our financial condition.
●	We may from time to time be subject to litigation, which may significantly divert the attention of our officers and/or trustees and result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance, any of which could have a material adverse effect on us. For example, we are currently a defendant in an antitrust lawsuit, brought by the Washington, D.C. Attorney General, involving RealPage, which is one of our vendors, alleging that RealPage and lessors of multifamily residential real estate conspired, principally in connection with the alleged use of RealPage revenue management systems, to artificially inflate the rental rates for multifamily residential real estate above competitive levels.
●	We own leasehold interests in certain land on which some of our assets are located. If we default under the terms

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
●	Our assets may be subject to impairment losses, which could have a material adverse effect on our results of operations.
●	Climate change, including rising sea levels, flooding, prolonged periods of extreme temperature or other extreme weather, and changes in precipitation and temperature, may result in physical damage to, or a total loss of, our assets located in areas affected by these conditions, including those in low-lying areas close to sea level, such as National Landing, and/or decreases in demand, rent from, or the value of those assets. In addition, we may incur material costs to protect these assets, including increases in our insurance premiums as a result of the threat of climate change, or the effects of climate change may not be covered by our insurance policies. Furthermore, changes in federal and state legislation and regulations on climate change could result in increased utility expenses and/or increased capital expenditures to improve the energy efficiency and reduce carbon emissions of our properties in order to comply with such regulations or result in fines for non-compliance. Any of the foregoing could have a material and adverse effect on us.

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

Our success depends on our ability to continue to attract, retain and motivate qualified personnel, but we may not be able to do so on acceptable terms or at all. Recently, the U.S. job market has experienced labor shortages, resulting in intense competition for retaining and hiring skilled employees. Additionally, the competitive labor conditions have significantly increased compensation expectations for our existing and prospective personnel. If we are unable to hire and retain qualified personnel as required for our operations, our business, results of operations, cash flows and financial condition could be adversely affected.

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

As of December 31, 2023, we had $2.6 billion aggregate principal amount of consolidated debt outstanding, and our unconsolidated real estate ventures had $235.0 million aggregate principal amount of debt outstanding ($68.0 million at our share), resulting in a total of $2.6 billion aggregate principal amount of debt outstanding at our share. A portion of our outstanding debt is guaranteed by JBG SMITH LP. Our cash flow from operations may be insufficient to meet our required debt service and payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our assets or to pay the dividends currently contemplated. Additionally, our debt agreements include customary restrictive covenants, that, among other things, restrict our ability to incur additional indebtedness, to engage in material asset sales, mergers, consolidations and acquisitions, and to make capital expenditures, and some of our debt agreements also include requirements to maintain financial ratios. Our ability to borrow is subject to compliance with these and other covenants, and failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources or give possession of a property to the lender. Any of the foregoing could affect our ability to obtain additional funds as needed, or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs or to finance our future acquisition and development activities.

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

As of December 31, 2023, $670.6 million of our outstanding consolidated debt was subject to instruments that bear interest at variable rates, and we may continue to incur indebtedness that bears interest at variable interest rates. While some of this debt is protected against interest rate increases above specified rates via interest rate cap agreements, the remainder does not benefit from such arrangements. Further, we may borrow money at variable interest rates in the future without the benefit of associated hedges and caps. With respect to these unhedged amounts, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect our cash flow and our ability to service our indebtedness and make distributions to our shareholders, which could, in turn, adversely affect the market price of our common shares. We may enter into hedging transactions to protect ourselves from the effects of interest rate fluctuations on floating rate debt. As of December 31, 2023, our hedging transactions included interest rate cap agreements, which covered $466.1 million of our outstanding consolidated debt, a significant portion of which is with one counterparty, which also exposes us to counterparty risk. Interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates, which could reduce the overall returns on our investments. Moreover, there can be no assurance that our hedging arrangements will qualify as highly effective hedges under applicable accounting standards. Furthermore, should we desire to terminate a hedging agreement, there could be significant costs and cash requirements. Additionally, we are required to maintain interest rate cap agreements under certain of our variable rate debt agreements. Renewing, extending or entering into new interest rate cap agreements in a rising and volatile interest rate environment may cause us to incur significant upfront costs. Finally, the REIT provisions of the Code impose certain restrictions on our ability to use hedges, swaps and other types of derivatives to hedge our liabilities. Any of the foregoing could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

Risks and Conflicts of Interest Related to Our Organization and Structure

Tax consequences to holders of OP Units upon a sale of certain of our assets may cause the interests of our senior management to differ from your own.

Some holders of OP Units, including some members of our senior management, may suffer different and more adverse tax consequences than holders of our common shares upon the sale of certain of the assets owned by JBG SMITH LP, and therefore these holders may have different objectives regarding the material terms of any sale or refinancing of certain assets, or whether to sell such assets at all.

Certain of our trustees and executive officers may have actual or potential conflicts of interest, including because of their previous or continuing equity interest in, or positions at JBG, including trustees and members of our senior management, who have an ownership interest in the JBG Legacy Funds and own carried interests in certain JBG Legacy Funds and in certain of our real estate ventures that entitle them to receive additional compensation if certain funds or real estate ventures achieve certain return thresholds.

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

Members of our senior management and certain trustees have an ownership interest in the JBG Legacy Funds and own carried interests in each fund and in certain of our real estate ventures that entitle them to receive additional compensation if the fund or real estate venture achieves certain return thresholds. Additionally, in the future, we may elect to assign to certain employees a percentage of third-party fees, carried interests or other equity interests in certain assets, joint ventures or other real estate ventures. As a result, such employees could be incentivized to spend time and effort maximizing the cash flow from the assets being retained by the JBG Legacy Funds or other relevant real estate ventures in which they have an ownership or other interest, including through sales of assets, which may, for example, accelerate payments of the carried interest but would reduce the asset management and other fees that would otherwise be payable to us with respect to the JBG Excluded Assets. These actions could adversely impact our results of operations and cash flow. Other potential conflicts of interest may arise with the JBG Legacy Funds or other relevant real estate ventures if we engage in direct transactions or compete for tenants. For example, we have entered, and in the future may enter into transactions with the JBG Legacy Funds, such as purchasing assets from them. Any such transaction creates a conflict of interest as a result of our management team's interests on both sides of the transaction, because we manage the JBG Legacy Funds and because members of our management and Board of Trustees own interests in the general partner or other managing entities of the funds. Any of the above-described conflicts of interest could have a material adverse effect on us.

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in shareholder dilution and limit our ability to sell or refinance such assets.

In the future, we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in JBG SMITH LP, which may result in shareholder dilution through the issuance of OP Units that may be exchanged for common shares. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct (as compared to a transaction where we do not inherit the contributor's tax basis but acquire tax basis equal to the value of the consideration exchanged for the property) until the OP Units issued in such transactions are redeemed for cash or converted into common shares. While no such protection arrangements existed as of December 31, 2023, in the future we may agree to protect the contributors' ability to defer recognition of taxable gain through restrictions on our ability to dispose of, or refinance the debt on, the acquired properties for specified periods of time. Similarly, we may be required to incur or maintain debt we would otherwise not incur or maintain so that we can allocate the debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms that would be favorable absent such restrictions.

Our declaration of trust and bylaws, the partnership agreement of JBG SMITH LP and MGCL, and the Code contain provisions that may delay, defer or prevent a change of control transaction that might involve a premium price for our common shares or that our shareholders otherwise believe to be in their best interest.

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

Provisions of MGCL could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that might involve a premium price for our common shares or that our shareholders might otherwise believe to be in their best interest. Provisions of the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of common shares with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

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

The limited partnership agreement of JBG SMITH LP requires the approval of the limited partners with respect to certain extraordinary transactions involving JBG SMITH, which may reduce the likelihood of such transactions being consummated, even if they are in the best interests of, and have been approved by, our shareholders.

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

Substantially all of our assets are held through JBG SMITH LP, which holds substantially all of its assets through wholly owned subsidiaries. JBG SMITH LP's cash flow is dependent on cash distributions to it by its subsidiaries, and in turn, substantially all of our cash flow is dependent on cash distributions to us by JBG SMITH LP. The creditors of each of our subsidiaries are entitled to payment of that subsidiary's obligations to them when due and payable before distributions may be made by that subsidiary to its equity holders. In addition, the operating agreements governing some of our subsidiaries which are parties to real estate joint ventures may have restrictions on distributions which could limit the ability of those subsidiaries to make distributions to JBG SMITH LP. Thus, JBG SMITH LP's ability to make distributions to holders of its units, including us, depends on its subsidiaries' ability first to satisfy their obligations to their creditors, and then to make distributions to holders of its units. Likewise, our ability to pay dividends depends on JBG SMITH LP's ability first to satisfy its obligations, if any, to its creditors and make distributions payable to holders of preferred units (if any), and then to make distributions to us. In addition, our participation in any distribution of the assets of any of our subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary, occurs only after the claims of the creditors, including trade creditors, and preferred security holders, if any, of the applicable direct or indirect subsidiaries are satisfied.

Our rights and the rights of our shareholders to take action against our trustees and officers are limited.

As permitted by MGCL, under our declaration of trust, trustees and officers shall not be liable to us and our shareholders for money damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or services; or a final judgment based upon a finding of active and deliberate dishonesty by the trustee or officer that was material to the cause of action adjudicated. In addition, our declaration of trust and indemnification agreements require us to indemnify our trustees and officers (in some cases, without requiring a preliminary determination of the trustee's or officer's ultimate entitlement to indemnification) for actions taken by them in those and certain other capacities to the maximum extent permitted by MGCL. The Maryland REIT law permits a REIT to indemnify and advance expenses to its trustees, officers, employees and agents to the same extent as permitted by the MGCL for directors and officers of a Maryland corporation. Generally, MGCL permits a Maryland corporation to indemnify its present and former directors and officers except in instances where the person seeking indemnification acted in bad faith or with active and deliberate dishonesty, actually received an improper personal benefit in money, property or services or, in the case of a criminal proceeding, had reasonable cause to believe that his or her actions were unlawful. Under MGCL, a Maryland corporation also may not indemnify a director or officer in a suit by or in the right of the corporation in which the director or officer was adjudged liable to the corporation or for a judgment of liability on the basis that a personal benefit was improperly received. A court may order indemnification if it determines that the director or officer is fairly and reasonably entitled to indemnification, even though the director or officer did not meet the prescribed standard of conduct; however, indemnification for an adverse judgment in a suit by us or in our right, or for a judgment of liability on the basis that personal benefit was improperly received, is limited to expenses. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist. Accordingly, if actions taken in good faith by any of our trustees or officers impede the performance of our company, our shareholder’s ability to recover damages from such trustee or officer will be limited.

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

For us to qualify to be taxed as a REIT, we generally must distribute to our shareholders each year at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. We intend to distribute 100% of our REIT taxable income to our shareholders out of assets legally available therefor. From time to time, we may generate taxable income greater than our cash flow. If we do not have other funds available, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or make taxable distributions of our shares to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and avoid corporate income tax and a 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Because amounts distributed will not be available to fund investment activities, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares. Restrictions on our ability to incur additional indebtedness or make certain distributions could preclude us from meeting the 90% distribution requirement. Consequently, there can be no assurance that we will be able to make distributions at the anticipated distribution rate or any other rate.

The tax imposed on REITs engaging in "prohibited transactions" may limit our ability to engage in transactions that would be treated as sales for U.S. federal income tax purposes.

A REIT's net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we and our subsidiary REITs believe that we have held, and intend to continue to hold, our properties for investment and do not intend to hold directly (rather than through taxable corporate subsidiaries) any properties that could be characterized as held for sale to customers in the ordinary course of our business, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available statutory safe harbor. In the case of some of our properties held through partnerships with third parties, our ability to control the disposition of such properties in a manner that avoids the imposition of the prohibited transactions tax depends in part on the action of third parties over which we have no control or only limited influence.

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

In particular, information included under "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. Such factors include:

●	the economic health and public safety climate of the greater Washington Metro region and our geographic concentration therein, particularly our concentration in National Landing;
●	decreases in demand for office space in the Washington, D.C. metropolitan area, particularly with respect to our two largest tenants, Amazon and the federal government;
●	the amount and timing of Amazon’s investments in National Landing and revenue we receive from them currently and may receive in the future;
●	whether any or all of the other three demand drivers discussed above will fail to materialize;
●	whether the plan to build a sports and entertainment anchor in National Landing will materialize at the planned scale, or at all;
●	reductions in or actual or threatened changes to the timing of federal government spending;
●	changes in general political, economic, public safety and competitive conditions and specific market conditions;
●	the risks associated with real estate development and redevelopment, including unanticipated expenses, delays and other contingencies;
●	the risks associated with the acquisition, disposition and ownership of real estate in general and our real estate assets in particular;
●	the ability to control our operating expenses;

●	the risks related to co-investments in real estate ventures and partnerships;
●	the ability to renew leases, lease vacant space or re-let space as leases expire, and to do so on favorable terms;
●	the economic health of our tenants;
●	fluctuations in interest rates;
●	the supply of competing properties and competition in the real estate industry generally;
●	the availability and terms of financing and capital and the general volatility of securities markets;
●	the risks associated with mortgage loans and other indebtedness;
●	compliance with applicable laws, including those concerning the environment and access by persons with disabilities;
●	increased investor focus and activism related to ESG matters;
●	terrorist attacks, acts of violence and the occurrence of cyber incidents or system failures;
●	the ability to maintain key personnel;
●	failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and
●	other factors discussed under the caption "Risk Factors."

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

ITEM 1C. CYBERSECURITY

Strategy and Risk Management

To mitigate cybersecurity risks we have adopted a process of continuous improvement and adaptation to the ever-changing threat landscape. As part of this process, we engage with industry-leading managed security service provider(s) to supplement our efforts in preventing, identifying and responding to cybersecurity threats. Our information technology operations, information security processes and CIRP are generally aligned with the National Institute of Standards and Technology’s framework.

We have adopted a cloud-first strategy which is a foundational element to our overall cybersecurity posture. For essential systems, we utilize SaaS-based software partners who annually conduct Statement on Standards for Attestation Engagements SOC 1 or SOC 2 assessments, as appropriate, based on functional use within our company. Based on the nature of services provided by our technology partners, our third-party risk management process may include:

●	Reviewing cybersecurity practices of such provider.
●	Contractually obligating the provider to share detailed results of cybersecurity assessments on an annual basis.
●	Contractually obligating the provider to make us aware of significant cybersecurity related incidents.
●	Coordinating independent security assessments with the provider utilizing our own resources.

Cybersecurity Risk Management

We have adopted a cybersecurity risk management process that is designed to identify and mitigate potential cybersecurity risks. On an annual basis, we work with credible, third-party cybersecurity experts to assess our ability to prevent, identify, and respond to cybersecurity threats through internal and external penetration tests and monthly vulnerability scans. We also test our organizational cybersecurity capabilities through facilitated tabletop exercises which simulate real life scenarios. Together with the findings of the SOC 1 and 2 assessments, and our threat intelligence and monitoring activities, these exercises, tests and scans help us identify potential cybersecurity risks.

We seek to mitigate cybersecurity risks we identify through a variety of methods, including:

●	When practical and necessary, we patch vulnerabilities that are identified.
●	We deploy endpoint detection and monitoring technologies to identify potential cybersecurity incidents.
●	We back up our systems and data to mitigate the impact of a cybersecurity event that would impact our ability to operate or result in the loss of data.
●	We partner with strategic managed cybersecurity service providers to supplement the capabilities of our internal team.
●	We update and refine our CIRP in response to identified risks.
●	To manage the third-party cybersecurity risk introduced by our cloud-first strategy, we have implemented a due diligence process for new software partners as well as an annual review process for essential SaaS system partners.
●	We conduct cybersecurity awareness training annually and simulated phishing campaigns no less than quarterly to test and educate our employees.

Notwithstanding the steps we take to address cybersecurity, we may not be successful in preventing or mitigating all cybersecurity incidents or threats. See Item 1A. Risk Factors - Risks Related to Our Business and Operations – The occurrence of cyber incidents, or a deficiency in our cybersecurity, or the cybersecurity of our service providers, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, regulatory enforcement and other legal proceedings, and/or damage to our business relationships, all of which could negatively impact our financial results – for a discussion of cybersecurity risks. To date, we have not experienced any material cybersecurity incidents.

Governance

Our Chief Information & Technology Officer along with our Vice President of Cybersecurity & Cloud Infrastructure provide principal oversight and guidance of our cybersecurity risk management strategy, programs and processes. The Chief Information & Technology Officer has over 20 years of experience in information technology in the real estate sector, leading organizations through strategic technology and process improvement initiatives. The Vice President of Cybersecurity & Cloud Infrastructure has over 15 years of extensive experience in cybersecurity and information technology. They are supported in their efforts by a team of technical experts who have had formal training and possess relevant industry related experience in addition to managed cybersecurity service providers who specialize in preventing, identifying, and responding to cybersecurity threats.

The Audit Committee of our Board of Trustees provides board-level governance and oversight regarding cybersecurity matters. Management meets with the Audit Committee periodically to discuss cybersecurity strategy, risk, trends, and internal personnel and qualifications. As part of our annual enterprise risk assessment, technology and cyber risks are standing risk factors which are ranked and reviewed by management.

In the event of a cyberattack, we engage our CIRP, which provides a framework of processes and procedures related to identifying, categorizing, responding, containing, analyzing, and eradicating cybersecurity threats to mitigate downtime and promptly restore systems and services. Management has responsibility for reporting cybersecurity incidents to the Audit Committee as they occur, if consistent with our CIRP. The CIRP also addresses management's responsibility, with Audit Committee oversight, with respect to any reporting or disclosure determinations related to a given cybersecurity incident and provides for Audit Committee and Board of Trustee briefings as appropriate.

ITEM 2. PROPERTIES

Note on presentation of "at share" information. We present certain financial information and metrics "at JBG SMITH Share," which is calculated on an entity-by-entity basis, but exclude our: (i) 10.0% subordinated interest in one commercial building, (ii) 33.5% subordinated interest in four commercial buildings, (iii) 49.0% interest in three commercial buildings and (iv) 9.9% interest in one commercial building, as well as the associated non-recourse mortgage loans, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures and we have not guaranteed their obligations or otherwise committed to providing financial support. "At JBG SMITH Share" information, which we also refer to as being "at share," "our pro rata share" or "our share," is not, and is not intended to be, a presentation in accordance with GAAP. Because as of December 31, 2023, 7.2% of our assets, as measured by total square feet, was held through real estate ventures in which we own less than 100% of the ownership interest, we believe this form of presentation, which includes our economic interests in the unconsolidated real estate ventures, provides investors important information regarding a significant component of our portfolio, its composition, performance and capitalization. We classify our portfolio as "operating," "under-construction," or "development pipeline."

The following tables provide information about our multifamily, commercial and development pipeline portfolios as of December 31, 2023. Many of our assets in the development pipeline are adjacent to or an integrated component of operating multifamily or commercial assets in our portfolio. A number of our assets included in the following tables are held through real estate ventures with third parties or are subject to ground leases. In addition to other information, the following tables indicate our percentage ownership, whether the asset is consolidated or unconsolidated, and whether the asset is subject to a ground lease.

Multifamily Assets

				Number	Total		Multifamily
	%		Same Store (2):	of	Square	%	%	Retail %
Multifamily Assets	Ownership	C/U (1)	YTD 2022-2023	Units	Feet	Leased	Occupied	Occupied

National Landing
RiverHouse Apartments	100.0%	C	Y	1,676	1,327,551	96.6%	96.0%	100.0%
The Bartlett	100.0%	C	Y	699	619,372	97.2%	96.7%	100.0%
220 20th Street	100.0%	C	Y	265	271,476	95.1%	94.0%	100.0%
2221 S. Clark Street - Residential (3)	100.0%	C	Y	216	96,948	88.6%	85.9%	-

D.C.
West Half	100.0%	C	Y	465	385,368	94.4%	93.1%	83.1%
Fort Totten Square	100.0%	C	Y	345	384,956	97.3%	91.6%	100.0%
The Wren	100.0%	C	Y	433	332,682	96.8%	94.2%	100.0%
The Batley	100.0%	C	Y	432	300,388	96.1%	94.4%	-
WestEnd25	100.0%	C	Y	283	273,264	94.3%	93.6%	-
F1RST Residences	100.0%	C	Y	325	270,928	95.1%	94.2%	100.0%
Atlantic Plumbing	100.0%	C	Y	310	245,143	94.0%	93.9%	89.2%
1221 Van Street	100.0%	C	Y	291	225,592	96.0%	93.1%	100.0%
901 W Street	100.0%	C	Y	161	154,379	94.5%	95.7%	63.9%
900 W Street (3)	100.0%	C	Y	95	71,050	61.1%	47.4%	-
North End Retail (4)	100.0%	C	Y	—	27,355	96.0%	-	96.0%

MD
8001 Woodmont	100.0%	C	N	322	363,979	96.2%	94.1%	95.1%

Operating - Total / Weighted Average (3)				6,318	5,350,431	96.0%	94.7%	95.3%

Under-Construction
National Landing
1900 Crystal Drive (5)	—	C		808	633,985
2000/2001 South Bell Street (5)	—	C		775	580,966
Under-Construction - Total				1,583	1,214,951
Total				7,901	6,565,382

Totals at JBG SMITH Share (3)
National Landing				2,856	2,315,347	96.6%	96.0%	100.0%
D.C.				3,140	2,671,105	95.5%	93.7%	94.7%
MD				322	363,979	96.2%	94.1%	95.1%
Operating - Total / Weighted Average				6,318	5,350,431	96.0%	94.7%	95.3%
Under-construction assets				1,583	1,214,951

Note:   At 100% share, unless otherwise noted.

(1)	"C" denotes a consolidated interest and "U" denotes an unconsolidated interest.
(2)	"Y" denotes an asset as same store and "N" denotes an asset as non-same store.
(3)	2221 S. Clark Street - Residential and 900 W Street are excluded from percent leased and percent occupied metrics as they are operated as short-term rental properties.
(4)	In January 2024, we sold North End Retail for a gross sales price of $14.3 million.
(5)	In 2021, we leased the land underlying 1900 Crystal Drive and 2000/2001 South Bell Street to a lessee. The assets are consolidated in our financial statements as they are owned through variable interest entities for which we are the primary beneficiary. See Note 6 to the consolidated financial statements for additional information.

Commercial Assets

				Total
	%		Same Store (2):	Square	%	Office %	Retail %
Commercial Assets	Ownership	C/U (1)	YTD 2022-2023	Feet	Leased	Occupied	Occupied

National Landing
1550 Crystal Drive (3)	100.0%	C	Y	555,302	95.3%	91.4%	100.0%
2121 Crystal Drive	100.0%	C	Y	509,922	89.7%	87.0%	100.0%
2345 Crystal Drive	100.0%	C	Y	499,688	55.4%	55.0%	74.3%
2231 Crystal Drive	100.0%	C	Y	468,907	72.7%	69.6%	97.4%
2011 Crystal Drive	100.0%	C	Y	440,510	57.6%	57.7%	50.3%
2451 Crystal Drive	100.0%	C	Y	402,375	86.3%	86.1%	92.6%
1235 S. Clark Street	100.0%	C	Y	384,656	97.5%	95.4%	95.0%
241 18th Street S. (3)	100.0%	C	Y	355,728	96.3%	93.8%	100.0%
1215 S. Clark Street	100.0%	C	Y	336,159	99.6%	100.0%	44.5%
201 12th Street S.	100.0%	C	Y	329,687	99.8%	98.4%	100.0%
251 18th Street S. (3)	100.0%	C	Y	309,450	82.7%	81.7%	100.0%
1225 S. Clark Street	100.0%	C	Y	276,203	94.2%	91.1%	80.9%
1901 South Bell Street	100.0%	C	Y	274,912	67.6%	67.6%	-
1770 Crystal Drive	100.0%	C	Y	273,787	100.0%	100.0%	100.0%
2100 Crystal Drive	100.0%	C	Y	253,437	100.0%	100.0%	-
1800 South Bell Street (3)	100.0%	C	Y	203,273	100.0%	100.0%	100.0%
200 12th Street S.	100.0%	C	Y	202,761	77.5%	77.5%	-
2200 Crystal Drive (3)	100.0%	C	Y	161,668	100.0%	100.0%	-
Crystal Drive Retail (3)	100.0%	C	Y	42,938	100.0%	-	100.0%
Crystal City Shops at 2100 (3)	100.0%	C	Y	34,452	100.0%	-	100.0%
Central Place Tower (4)	50.0%	U	Y	551,594	96.4%	96.2%	100.0%

Other
2101 L Street	100.0%	C	Y	375,493	76.1%	74.6%	92.6%
800 North Glebe Road	100.0%	C	Y	303,759	99.3%	100.0%	92.4%
One Democracy Plaza (4) (5)	100.0%	C	Y	213,139	85.5%	85.6%	70.5%
4747 Bethesda Avenue (6)	20.0%	U	Y	300,535	98.0%	97.9%	100.0%
1101 17th Street	55.0%	U	Y	209,401	88.6%	88.9%	82.8%

Operating - Total / Weighted Average				8,269,736	87.0%	85.7%	95.9%

Totals at JBG SMITH Share
National Landing				6,591,612	86.2%	84.6%	96.5%
Other				1,067,669	87.2%	86.9%	91.4%
Operating - Total / Weighted Average				7,659,281	86.3%	84.9%	95.8%

Note:    At 100% share, unless otherwise noted.

(1)	"C" denotes a consolidated interest and "U" denotes an unconsolidated interest.
(2)	"Y" denotes an asset as same store and "N" denotes an asset as non-same store.
(3)	The following assets contain space that is held for development or not otherwise available for lease. This out-of-service square footage is excluded from square feet, leased and occupancy metrics in the above table.

		Not Available
Commercial Asset	In-Service	for Lease
1550 Crystal Drive	555,302	3,270
241 18th Street S.	355,728	6,612
251 18th Street S.	309,450	29,996
1800 South Bell Street	203,273	2,913
2200 Crystal Drive	161,668	121,940
Crystal Drive Retail	42,938	14,027
Crystal City Shops at 2100	34,452	37,763
2221 S. Clark Street - Office	—	35,182
(4)	Asset is subject to a ground lease where we are the lessee. In February 2024, one of our unconsolidated real estate ventures sold Central Place Tower for a gross sales price of $325.0 million.
(5)	Not Metro-served.
(6)	Includes our corporate office lease for approximately 84,400 square feet.

Development Pipeline

						Estimated
	%	Estimated Potential Development Density (SF)				Number of
Asset	Ownership	Total	Multifamily	Office	Retail	Units

National Landing
Potomac Yard Landbay F/G/H	50.0% / 100.0%	2,614,000	1,147,000	1,369,000	98,000	1,240
1415 S. Eads Street	100.0%	531,400	527,400	—	4,000	635
3330 Exchange Avenue	50.0%	239,800	216,400	—	23,400	240
3331 Exchange Avenue	50.0%	180,600	164,300	—	16,300	170
RiverHouse Land	100.0%	1,988,400	1,960,600	—	27,800	1,665
2250 Crystal Drive	100.0%	696,200	681,300	—	14,900	825
223 23rd Street	100.0%	492,100	484,100	—	8,000	610
2525 Crystal Drive	100.0%	373,000	370,000	—	3,000	370
101 12th Street S.	100.0%	239,600	—	234,400	5,200	—
1800 South Bell Street Land (1)	100.0%	311,000	—	307,000	4,000	—

D.C.
Gallaudet Parcel 2-3 (2)	100.0%	819,100	758,200	—	60,900	820
Capitol Point - North	100.0%	451,400	434,100	—	17,300	470
Gallaudet Parcel 4 (2)	100.0%	644,200	605,200	—	39,000	645
					—
Other Development Parcels (3)		1,248,100	142,200	1,105,900	—	—

Total		10,828,900	7,490,800	3,016,300	321,800	7,690

Totals at JBG SMITH Share
National Landing		6,649,000	5,137,300	1,375,900	135,800	5,280
D.C.		2,107,000	1,840,200	149,600	117,200	1,935
		8,756,000	6,977,500	1,525,500	253,000	7,215

Note:   At 100% share, unless otherwise noted.

(1)	Currently encumbered by an operating commercial asset.
(2)	Controlled through an option to acquire a leasehold interest. As of December 31, 2023, the weighted average remaining term for the option is 1.4 years.
(3)	Comprises four assets in which we have a minority interest.

Major Tenants

The following table sets forth information for our 10 largest tenants by annualized rent for the year ended December 31, 2023:

		At JBG SMITH Share
				Annualized	% of Total
	Number of	Square	% of Total	Rent	Annualized
Tenant	Leases	Feet	Square Feet	(In thousands)	Rent
GSA	37	1,810,310	26.1%	$72,167	22.7%
Amazon	6	926,703	13.4%	41,640	13.1%
Gartner, Inc	1	174,424	2.5%	12,878	4.1%
Lockheed Martin Corporation	2	207,095	3.0%	10,001	3.2%
Accenture LLP	2	116,736	1.7%	5,722	1.8%
Public Broadcasting Service	1	120,328	1.7%	5,004	1.6%
Booz Allen Hamilton Inc	3	107,415	1.5%	4,859	1.5%
Greenberg Traurig LLP	1	64,090	0.9%	4,698	1.5%
The International Justice Mission	1	74,833	1.1%	4,508	1.4%
Family Health International	1	59,514	0.9%	4,047	1.3%
Total	55	3,661,448	52.8%	$165,524	52.2%

Note: Includes all leases as of December 31, 2023 for which a tenant has taken occupancy for office and retail space within our Operating Portfolio.

Lease Expirations

The following table sets forth as of December 31, 2023 the scheduled expirations of tenant leases in our Operating Portfolio for each year from 2024 through 2032 and thereafter:

		At JBG SMITH Share

					% of
			% of	Annualized	Total	Annualized
	Number of	Square	Total	Rent (1)	Annualized	Rent Per
Year of Lease Expiration	Leases	Feet	Square Feet	(In thousands)	Rent	Square Foot (1)
Month-to-Month	34	350,538	5.1%	$12,823	4.0%	$36.58
2024	84	1,425,853	20.6%	67,318	21.2%	47.21
2025	59	470,183	6.8%	21,600	6.8%	45.94
2026	52	246,936	3.6%	12,414	3.9%	50.27
2027	34	508,033	7.3%	24,879	7.8%	48.97
2028	39	429,762	6.2%	20,916	6.6%	48.67
2029	27	199,507	2.9%	9,730	3.1%	48.77
2030	22	608,111	8.8%	29,839	9.4%	49.07
2031	27	552,510	8.0%	21,122	6.7%	38.23
2032	20	793,813	11.5%	36,919	11.6%	46.51
Thereafter	62	1,345,827	19.2%	59,766	18.9%	45.74
Total / Weighted Average	460	6,931,073	100.0%	$317,326	100.0%	$46.04

Note:  Includes all leases as of December 31, 2023 for which a tenant has taken occupancy for office and retail space within our Operating Portfolio and assuming no exercise of renewal options or early termination rights. The weighted average remaining lease term for the entire portfolio is 5.1 years.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common shares trade under the symbol "JBGS." On February 16, 2024, there were 832 holders of record of our common shares. This number does not reflect individuals or other entities who hold their shares in "street name."

Dividends declared for the year ended December 31, 2023 totaled $0.675 per common share (quarterly dividends of $0.225 per common share for the first three quarters of 2023. On February 14, 2024, our Board of Trustees declared a quarterly dividend of $0.175 per common share, payable on March 15, 2024 to shareholders of record as of March 1, 2024. Dividends declared for the years ended December 31, 2022 and 2021 totaled $0.90 per common share (quarterly dividends of $0.225 per common share). Future dividends will be declared at the discretion of our Board of Trustees and will depend upon cash generated by our operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as our Board of Trustees deems relevant. To qualify for the beneficial tax treatment accorded to REITs under the Code, we are currently required to make distributions to holders of our shares in an amount equal to at least 90% of our REIT taxable income as defined in Section 857 of the Code.

The annual distribution amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder's basis in the shareholder's shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder's basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder's shares. No assurances can be given regarding what portion, if any, of distributions in 2024 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, the capital gain dividends are generally taxable to the shareholder as long-term capital gains.

Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return of our common shares, the S&P MidCap 400 Index and the FTSE Nareit Equity Office Index, from December 31, 2018 through December 31, 2023. The comparison assumes $100 was invested on December 31, 2018 in our common shares and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the FTSE Nareit Equity Office Index because we believe that it is representative of the industry in which we compete and is relevant to an assessment of our performance. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

TOTAL RETURN PERFORMANCE
INDEX VALUE
190
170
150
130
110
90
70
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
JBG SMITH Properties
S&P MidCap 400 Index
FTSE NAREIT Equity Office Index

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
JBG SMITH Properties	100.00	117.23	94.71	89.58	61.77	57.98
S&P MidCap 400 Index	100.00	126.20	143.44	178.95	155.58	181.15
FTSE Nareit Equity Office Index	100.00	131.42	107.19	130.77	81.58	83.23

Sales of Unregistered Shares

During the year ended December 31, 2023, we did not sell any unregistered securities.

Repurchases of Equity Securities

The following is a summary of common shares repurchased:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under the Plan Or Programs
October 1, 2023 - October 31, 2023	2,021,688	$13.85	2,021,688	$559,438,395
November 1, 2023 - November 30, 2023	914,797	13.40	914,797	547,157,665
December 1, 2023 - December 31, 2023	1,194,234	15.31	1,194,234	528,849,166
Total for the three months ended December 31, 2023	4,130,719	14.17	4,130,719
Total for the year ended December 31, 2023	22,576,594	14.83	22,576,594
Program total since inception in March 2020 (1)	45,874,003	20.88	45,874,003
(1)	During the first quarter of 2024, through the date of this filing, we repurchased and retired 2.7 million common shares for $45.4 million, a weighted average purchase price per share of $16.52, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

Organization and Basis of Presentation

JBG SMITH, a Maryland REIT, owns, operates, invests in and develops mixed-use properties in high growth and high barrier-to-entry submarkets in and around Washington, D.C., most notably National Landing. Through an intense focus on placemaking, JBG SMITH cultivates vibrant, amenity-rich, walkable neighborhoods throughout the Washington, D.C. metropolitan area. Approximately 75.0% of our holdings are in the National Landing submarket in Northern Virginia, which is anchored by four key demand drivers: Amazon's new headquarters; Virginia Tech's under-construction $1 billion Innovation Campus; the submarket’s proximity to the Pentagon; and our deployment of 5G digital infrastructure. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the

JBG Legacy Funds, other third parties and the WHI Impact Pool. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH LP.

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

We aggregate our operating segments into three reportable segments (multifamily, commercial and third-party asset management and real estate services) based on the economic characteristics and nature of our assets and services.

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

Overview

As of December 31, 2023, our Operating Portfolio consisted of 44 operating assets comprising 16 multifamily assets totaling 6,318 units (6,318 units at our share), 26 commercial assets totaling 8.3 million square feet (7.7 million square feet at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have two under-construction multifamily assets with 1,583 units (1,583 units at our share) and 17 assets in the development pipeline totaling 10.8 million square feet (8.8 million square feet at our share) of estimated potential development density.

We continue to implement our comprehensive plan to reposition our holdings in the National Landing submarket in Northern Virginia by executing a broad array of Placemaking strategies. Our Placemaking includes the delivery of new multifamily and office developments, locally sourced amenity retail, and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. In keeping with our dedication to Placemaking, each new project is intended to contribute to authentic and distinct neighborhoods by creating a vibrant street environment with robust retail offerings and other amenities, including improved public spaces. To that end, we saw the delivery of two Placemaking projects, Water Park and Surreal, this year. Additionally, the digital infrastructure investments we are making, including our ownership of CBRS wireless spectrum in National Landing and our agreements with AT&T, Cisco and Federated Wireless, are advancing our efforts to make National Landing among the first 5G-operable submarkets in the nation.

During the second quarter of 2023, we completed the construction of two new office buildings for Amazon on Metropolitan Park in National Landing, totaling 2.1 million square feet, inclusive of approximately 50,000 square feet of street-level retail with new shops and restaurants, and Amazon took occupancy of its new headquarters in June 2023. We are the developer, property manager and retail leasing agent for Amazon's new headquarters at National Landing. As of December

31, 2023, we also have leases with Amazon totaling approximately 927,000 square feet across five office buildings in National Landing.

Outlook

A fundamental component of our strategy to maximize long-term NAV per share is active capital allocation. We evaluate development, acquisition, disposition, share repurchases and other investment decisions based on how they may impact long-term NAV per share. We intend to continue to opportunistically sell or recapitalize assets as well as land sites where a ground lease or joint venture execution may represent the most attractive path to maximizing value. Successful execution of our capital allocation strategy enables us to source capital at NAV from the disposition of assets generating low cash yields and invest those proceeds in new acquisitions with higher cash yields and growth, development projects with significant yield spreads and profit potential, and share repurchases. Consequently, at any given time, we expect to be in various stages of discussions and negotiations with potential buyers, real estate venture partners, ground lessors and other counterparties with respect to sales, joint ventures and/or ground leases for certain of our assets, including portfolios thereof. These discussions and negotiations may or may not lead to definitive documentation or closed transactions. We anticipate redeploying the proceeds from these sales will not only help fund our planned growth, but will also further advance the strategic shift of our portfolio to majority multifamily. Current market conditions have significantly slowed down the pace of asset sales, and we expect this reduced activity to continue in 2024.

Our multifamily portfolio occupancy as of December 31, 2023 increased by 110 basis points compared to December 31, 2022. For fourth quarter lease expirations, we increased effective rents, which represent the average change in rental rates versus expiring rental rates net of concessions, by 7.0% upon renewal while achieving a 56.0% renewal rate across our portfolio. We continue to advance our two under-construction multifamily assets in National Landing, 1900 Crystal Drive and 2000/2001 South Bell Street, totaling 1,583 units. Upon delivery of 1900 Crystal Drive, expected in the second quarter of 2024, we will no longer be able to capitalize interest, which will increase annual interest expense by approximately $17.3 million once the mortgage loan is fully drawn. Upon delivery of 2000/2001 South Bell Street, expected in the third quarter of 2025, we will no longer be able to capitalize interest, which will increase annual interest expense by approximately $14.1 million once the mortgage loan is fully drawn. The current weighted average interest rate on these mortgage loans is 7.2%, and while we anticipate refinancing with agency debt upon stabilization, the ultimate terms of those future refinancings are not yet known.

Our office portfolio occupancy as of December 31, 2023 decreased by 20 basis points compared to December 31, 2022. During 2023, we executed 927,000 square feet of office leases during the year at our share, approximately 89% of which comprised leases in National Landing and 90.3% of leases (on a square footage basis) were with defense and technology tenants. We have 1.5 million square feet of office leases in National Landing expiring in 2024 or on a month-to-month status and expect only approximately 20.0% of this space to be renewed. As of December 31, 2023, we have leases with Amazon across five office buildings in National Landing totaling approximately 927,000 square feet with annualized rent totaling $41.6 million, of which 191,000 square feet are month-to-month and 378,000 square feet expire in 2024. Of the month-to-month leases and leases expiring in 2024, 444,000 square feet represent the entirety of 1800 South Bell Street and 2100 Crystal Drive (which together generated $14.7 million of NOI in 2023). In addition, we anticipate approximately 750,000 square feet (approximately $36.9 million of annualized rent) will be vacated in 2024. In 2025, we have approximately 375,000 square feet expiring, and while it is too early to determine a precise retention rate, we expect at least 110,000 square feet or 29% (at least $4.4 million of annualized rent) will vacate, but that number could increase as those expirations grow nearer.

As the office market continues to experience headwinds due to hybrid work trends and the broader macroeconomic environment, we anticipate continued weakness in the commercial office sector. In this environment, we expect many tenants will look for space that is newer or repurposed for their current flexible workspace needs. We have also seen tenants lease space but contract their total footprint. Accordingly, our efforts to re-lease certain spaces will be targeted toward buildings with long-term viability where we can concentrate occupancy, and we intend to take some of our other buildings out of service. In addition to 1800 South Bell Street, which we took out of service in the first quarter of 2024, we plan to take 2100 Crystal Drive out of service when Amazon vacates in the second quarter of 2024. We also plan to begin phasing 2200 Crystal Drive out of service as leases expire. With the objective of ultimately reducing our competitive inventory in National Landing, we expect to repurpose these older, obsolete and vacant buildings for redevelopment, conversion to multifamily or another specialty use.

Operating Results

Highlights of operating results for the year ended December 31, 2023 included:

●	net loss attributable to common shareholders of $80.0 million, or $0.78 per diluted common share, compared to net income attributable to common shareholders of $85.4 million, or $0.70 per diluted common share, for 2022;
●	third-party real estate services revenue, including reimbursements, of $92.1 million compared to $89.0 million for 2022;
●	operating multifamily portfolio leased and occupied percentages (1) at our share of 96.0% and 94.7% compared to 94.5% and 93.6% as of December 31, 2022;
●	operating commercial portfolio leased and occupied percentages at our share of 86.3% and 84.9% compared to 88.5% and 85.1% as of December 31, 2022;
●	the leasing of 927,000 square feet at our share, at an initial rent (2) of $47.14 per square foot and a GAAP-basis weighted average rent per square foot (3) of $45.52; and
●	an increase in same store (4) NOI of 1.6% to $299.9 million compared to $295.0 million for 2022.
(1)	2221 S. Clark Street - Residential and 900 W Street are excluded from leased and occupied percentages as they are operated as short-term rental properties.
(2)	Represents the cash basis weighted average starting rent per square foot, which excludes free rent and fixed escalations.
(3)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations.
(4)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the year ended December 31, 2023 included:

●	the sale of Falkland Chase, 5 M Street Southwest, Crystal City Marriott and Capitol Point-North-75 New York Avenue. See Note 3 to the consolidated financial statements for additional information;
●	the sale of an 80.0% interest in 4747 Bethesda Avenue, and the sale of Stonebridge at Potomac Town Center and Rosslyn Gateway by our unconsolidated real estate ventures. See Note 5 to the consolidated financial statements for additional information;
●	a $187.6 million loan facility, collateralized by The Wren and F1RST Residences. See Note 10 to the consolidated financial statements for additional information;
●	the repayment of $142.4 million in mortgage loans collateralized by Falkland Chase-South & West and 800 North Glebe Road;
●	net borrowings of $62.0 million under our revolving credit facility;
●	the amendment of our revolving credit facility. See Note 10 to the consolidated financial statements for additional information;
●	the drawing of the $50.0 million remaining advance under our Tranche A-2 Term Loan;
●	a $120.0 million term loan. See Note 10 to the consolidated financial statements for additional information;
●	the payment of dividends totaling $94.0 million and distributions to our noncontrolling interests of $15.3 million;
●	the repurchase and retirement of 22.6 million of our common shares for $335.3 million, a weighted average purchase price per share of $14.83; and
●	the investment of $333.7 million in development costs, construction in progress and real estate additions.

Activity subsequent to December 31, 2023 included:

●	the repurchase and retirement of 2.7 million common shares for $45.4 million, a weighted average purchase price per share of $16.52, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended;
●	the repayment of our outstanding revolving credit facility;
●	the sale of North End Retail, a multifamily asset, for a gross sales price of $14.3 million;
●	the sale of Central Place Tower by one of our unconsolidated real estate ventures for a gross sales price of $325.0 million; and
●	the declaration of a quarterly dividend of $0.175 per common share, payable on March 15, 2024 to shareholders of record as of March 1, 2024.

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

Sensitivity of Estimate to Change: While our methodology did not change in 2023, to the extent the estimates and assumptions in our discounted cash flow models used to value our buildings or our projections of land value change due to market conditions or other factors, our estimated fair values may be different and such differences could be material to our consolidated financial statements.

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

Sensitivity of Estimate to Change: While our methodology did not change in 2023, if our estimates of future cash flows, anticipated holding periods, asset strategy or fair values change, based on market conditions, anticipated selling prices or other factors, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates, capitalization and discount rates, and capital requirements that could differ materially from actual results. Longer anticipated holding periods for real estate assets directly reduce the likelihood of recording an impairment loss. If there is a change in the strategy for an asset or if market conditions dictate a shorter holding period, an impairment loss may be recognized, and such loss could be material.

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

Sensitivity of Estimate to Change: While our methodology did not change in 2023, if our cash flow projections or our evaluation of qualitative factors change, based on market conditions or other factors, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. Cash flow projections are subjective and are based, in part, on assumptions regarding expected future operating income, trends and prospects, anticipated holding periods, as well as the effects of demand, competition and other factors that could differ materially from actual results. If our assessment that an impairment is other-than-temporary changes, it could result in an impairment loss that could be material to our consolidated financial statements.

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

Results of Operations

The following section discusses certain line items from our consolidated statements of operations and the year-to-year comparisons between 2023 and 2022. Discussions of the year-to-year comparisons between 2022 and 2021 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 21, 2023.

In 2023, we sold an 80.0% interest in 4747 Bethesda Avenue to an unconsolidated real estate venture, and we sold Falkland Chase, 5 M Street Southwest, Crystal City Marriott and Capital Point-North-75 New York Avenue. In 2022, we sold the Universal Buildings and Pen Place, and sold 7200 Wisconsin Avenue, 1730 M Street, RTC-West/RTC-West Trophy Office/RTC-West Land and Courthouse Plaza 1 and 2 to an unconsolidated real estate venture. We collectively refer to these assets as the "Disposed Properties" in the discussion below. In 2022, we acquired the remaining 36.0% ownership interest in Atlantic Plumbing and the remaining 50.0% ownership interest in 8001 Woodmont, which were previously owned by unconsolidated real estate ventures and consolidated upon acquisition.

Comparison of the Year Ended December 31, 2023 to 2022

The following summarizes certain line items from our consolidated statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the year ended December 31, 2023 compared to the same period in 2022:

	Year Ended December 31,
	2023	2022	% Change

	(Dollars in thousands)
Property rental revenue	$483,159	$491,738	(1.7)%
Third-party real estate services revenue, including reimbursements	92,051	89,022	3.4%
Depreciation and amortization expense	210,195	213,771	(1.7)%
Property operating expense	144,049	150,004	(4.0)%
Real estate taxes expense	57,668	62,167	(7.2)%
General and administrative expense:
Corporate and other	54,838	58,280	(5.9)%
Third-party real estate services	88,948	94,529	(5.9)%
Share-based compensation related to Formation Transaction and special equity awards	549	5,391	(89.8)%
Loss from unconsolidated real estate ventures, net	26,999	17,429	54.9%
Interest and other income, net	15,781	18,617	(15.2)%
Interest expense	108,660	75,930	43.1%
Gain on the sale of real estate, net	79,335	161,894	(51.0)%
Impairment loss	90,226	—	*

*  Not meaningful.

Property rental revenue decreased by $8.6 million, or 1.7%, to $483.2 million in 2023 from $491.7 million in 2022. The decrease was primarily due to a $39.1 million decrease in revenue from our commercial assets, partially offset by a $26.6 million increase in revenue from our multifamily assets and a $3.9 million increase in other revenue. The decrease in revenue from our commercial assets was primarily due to a $31.2 million decrease related to the Disposed Properties, and lower occupancy and rents across the portfolio. The increase in revenue from our multifamily assets was primarily due to a $16.9 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont, and higher occupancy and rents across the portfolio, partially offset by a $2.0 million decrease related to the sale of Falkland Chase.

Third-party real estate services revenue, including reimbursements, increased by $3.0 million, or 3.4%, to $92.1 million in 2023 from $89.0 million in 2022. The increase was primarily due to a $1.9 million increase in development fees related to the timing of development projects, a $1.9 million increase in reimbursement revenue and an $861,000 increase in construction management fees due to an increase in active projects, partially offset by a $1.2 million decrease in asset management fees due to the sale of assets within the JBG Legacy Funds.

Depreciation and amortization expense decreased by $3.6 million, or 1.7%, to $210.2 million in 2023 from $213.8 million in 2022. The decrease was primarily due to a $14.9 million decrease related to the Disposed Properties, a $4.3 million decrease due to the amortization of the acquired in-place lease intangible at The Batley in 2022 and a $3.9 million decrease related to 2221 S. Clark Street-Residential due to the amortization and disposal of certain tenant improvements in 2022. The decrease in depreciation and amortization expense was partially offset by an $8.9 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont, a $6.5 million increase related to 2100 Crystal Drive due to the acceleration of depreciation of certain assets as the building will be taken out of service in the second quarter of 2024, and a $4.2 million increase related to 2451 Crystal Drive and 1550 Crystal Drive due to the amortization and disposal of certain tenant improvements in 2023.

Property operating expense decreased by $6.0 million, or 4.0%, to $144.0 million in 2023 from $150.0 million in 2022. The decrease was primarily due to a $11.0 million decrease in property operating expense from our commercial assets and a $5.2 million decrease in other property operating expense, partially offset by a $10.2 million increase in property operating expense from our multifamily assets. The decrease in property operating expense from our commercial assets was primarily due to a $9.5 million decrease related to the Disposed Properties and a $1.4 million decrease in construction management services provided to tenants. The decrease in other property operating expense was primarily due to a $1.9 million decrease in insurance claims covered by our captive insurance subsidiary, a $1.1 million decrease in costs incurred related to digital infrastructure initiatives in National Landing and a $1.1 million decrease related to operating expenses for properties under development. The increase in property operating expense from our multifamily assets was primarily due to a $6.9 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont, and a $3.6 million increase in operating expenses across our multifamily portfolio, primarily related to higher compensation, temporary staffing, cleaning, marketing, legal and security expenses.

Real estate taxes expense decreased by $4.5 million, or 7.2%, to $57.7 million in 2023 from $62.2 million in 2022. The decrease was primarily due to a $5.8 million decrease related to the Disposed Properties and lower assessments across the portfolio, partially offset by a $2.1 million increase related to the consolidation of Atlantic Plumbing and 8001 Woodmont.

General and administrative expense: corporate and other decreased by $3.4 million, or 5.9%, to $54.8 million in 2023 from $58.3 million in 2022. The decrease was primarily due to lower compensation expense resulting from lower headcount, partially offset by a decrease in capitalized payroll.

General and administrative expense: third-party real estate services decreased by $5.6 million, or 5.9%, to $88.9 million in 2023 from $94.5 million in 2022. The decrease was primarily due to lower compensation expense resulting from lower headcount, partially offset by an increase in third-party reimbursable expenses.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by $4.8 million, or 89.8%, to $549,000 in 2023 from $5.4 million in 2022. The decrease was primarily due to the graded vesting of certain awards issued in prior years, which resulted in lower expense as portions of the awards vested.

Loss from unconsolidated real estate ventures increased by $9.6 million, or 54.9%, to $27.0 million for 2023 from $17.4 million in 2022. The increase was primarily due to a $9.3 million increase in impairment losses, a $6.4 million reduction in gains at our share from the sale of various assets in 2022 and a decrease in income at our share. The increase in loss from unconsolidated real estate ventures was partially offset by a $5.6 million decrease in loss related to the consolidation of Atlantic Plumbing and 8001 Woodmont as these assets were not yet stabilized and incurring losses and a $1.6 million decrease related to our suspension of the equity method of accounting for the L’Enfant Plaza Assets.

Interest and other income decreased by approximately $2.8 million, or 15.2%, to $15.8 million in 2023 from $18.6 million in 2022. The decrease was primarily due to a $12.6 million decrease in realized gains primarily from the sale of investments in equity securities in 2022 and an $883,000 decrease in unrealized gains from investments. The decrease in interest and other income was partially offset by a $6.2 million increase in interest income from our outstanding cash balances and a $6.0 million gain from the settlement of litigation in 2023.

Interest expense increased by $32.7 million, or 43.1%, to $108.7 million in 2023 from $75.9 million in 2022. The increase in interest expense was primarily due to (i) a $32.3 million increase due to higher outstanding debt, (ii) a $15.2 million decrease related to the mark-to-market associated with our non-designated derivatives, (iii) a $14.0 million increase related to rising interest rates on variable rate mortgage loans and (iv) a $3.8 million increase related to the consolidation of 8001 Woodmont. The increase in interest expense was partially offset by (v) a $15.9 million increase in capitalized interest, (vi) a $7.7 million decrease related to mortgage loans collateralized by 2121 Crystal Drive and Falkland Chase-South & West, which were repaid during 2023, and (vii) a $7.1 million decrease related to the Disposed Properties, excluding Falkland Chase-South & West.

Gain on the sale of real estate of $79.3 million in 2023 and $161.9 million in 2022 was due to the sale of the Disposed Properties.

Impairment loss of $90.2 million in 2023 related to various commercial assets (2101 L Street, 2100 Crystal Drive and 2200 Crystal Drive) and a development parcel, which were written down to their estimated fair value.

FFO

FFO is a non-GAAP financial measure computed in accordance with the definition established by Nareit in the Nareit FFO White Paper - 2018 Restatement. Nareit defines FFO as net income (loss) (computed in accordance with GAAP), excluding depreciation and amortization expense related to real estate, gains (losses) from the sale of certain real estate assets, gains (losses) from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, including our share of such adjustments for unconsolidated real estate ventures.

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

The following is the reconciliation of net income (loss) attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Net income (loss) attributable to common shareholders	$(79,978)	$85,371	$(79,257)
Net income (loss) attributable to redeemable noncontrolling interests	(10,596)	13,244	(8,728)
Net income (loss) attributable to noncontrolling interests	(1,135)	371	(1,740)
Net income (loss)	(91,709)	98,986	(89,725)
Gain on the sale of real estate, net of tax	(79,335)	(158,769)	(11,290)
Gain on the sale of unconsolidated real estate assets	(411)	(6,797)	(28,326)
Real estate depreciation and amortization	203,269	204,752	227,424
Real estate impairment loss, net of tax	90,226	—	24,301
Impairment related to unconsolidated real estate ventures (1)	28,598	19,286	25,263
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	11,545	21,169	28,216
FFO attributable to noncontrolling interests	1,024	(735)	1,522
FFO attributable to OP Units	163,207	177,892	177,385
FFO attributable to redeemable noncontrolling interests	(22,820)	(21,846)	(18,034)
FFO attributable to common shareholders	$140,387	$156,046	$159,351
(1)	Related to decreases in the value of the underlying real estate assets.

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

Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes disposed properties or properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. During the year ended December 31, 2023, our same store pool decreased to 42 properties from 47 properties due to (i) the sale of Falkland Chase, Crystal City Marriott, Stonebridge at Potomac Town Center and Rosslyn Gateway, (ii) the exclusion of The Foundry as we discontinued the equity method of accounting for this unconsolidated real estate venture and our investment in the venture was reduced to zero and (iii) the inclusion of The Wren and The Batley as they were in service for the entirety of the comparable periods. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under-construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same store NOI increased by $4.8 million, or 1.6%, to $299.9 million for the year ended December 31, 2023 from $295.0 million for the year ended December 31, 2022. The increase was substantially attributable to (i) higher rents and occupancy, partially offset by higher concessions and higher operating expenses in our multifamily portfolio and (ii) lower occupancy, partially offset by the burn off of rent abatements, higher parking revenue and lower operating expenses in our commercial portfolio.

The following is the reconciliation of net income (loss) attributable to common shareholders to NOI and same store NOI:

	Year Ended December 31,
	2023	2022

	(Dollars in thousands)
Net income (loss) attributable to common shareholders	$(79,978)	$85,371
Add:
Depreciation and amortization expense	210,195	213,771
General and administrative expense:
Corporate and other	54,838	58,280
Third-party real estate services	88,948	94,529
Share-based compensation related to Formation Transaction and special equity awards	549	5,391
Transaction and other costs	8,737	5,511
Interest expense	108,660	75,930
Loss on the extinguishment of debt	450	3,073
Impairment loss	90,226	—
Income tax expense (benefit)	(296)	1,264
Net income (loss) attributable to redeemable noncontrolling interests	(10,596)	13,244
Net income (loss) attributable to noncontrolling interests	(1,135)	371
Less:
Third-party real estate services, including reimbursements revenue	92,051	89,022
Other revenue	10,902	7,421
Loss from unconsolidated real estate ventures, net	(26,999)	(17,429)
Interest and other income, net	15,781	18,617
Gain on the sale of real estate, net	79,335	161,894
Consolidated NOI	299,528	297,210
NOI attributable to unconsolidated real estate ventures at our share	19,452	26,861
Non-cash rent adjustments (1)	(23,482)	(17,442)
Other adjustments (2)	22,994	27,739
Total adjustments	18,964	37,158
NOI	318,492	334,368
Less: out-of-service NOI loss (3)	(3,512)	(4,849)
Operating Portfolio NOI	322,004	339,217
Non-same store NOI (4)	22,125	44,174
Same store NOI (5)	$299,879	$295,043

Change in same store NOI	1.6%
Number of properties in same store pool	42
(1)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.
(2)	Adjustment to include other revenue and payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue and related party management fees.
(3)	Includes the results of our under-construction assets and assets in the development pipeline.

(4)	Includes the results of properties that were not in-service for the entirety of both periods being compared, including disposed properties, and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(5)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared.

Reportable Segments

We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. We define our reportable segments to be aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our CODM, makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we aggregate our operating segments into three reportable segments (multifamily, commercial and third-party asset management and real estate services) based on the economic characteristics and nature of our assets and services.

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

	Year Ended December 31,
	2023	2022

	(In thousands)
Property management fees	$19,930	$19,589
Asset management fees	5,030	6,191
Development fees	10,253	8,325
Leasing fees	5,592	6,017
Construction management fees	1,383	522
Other service revenue	5,316	5,706
Third-party real estate services revenue, excluding reimbursements	47,504	46,350
Reimbursement revenue (1)	44,547	42,672
Third-party real estate services revenue, including reimbursements	92,051	89,022
Third-party real estate services expenses	88,948	94,529
Third-party real estate services revenue less expenses	$3,103	$(5,507)
(1)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

See discussion of third-party real estate services revenue, including reimbursements, and third-party real estate services expenses for the year ended December 31, 2023 in the preceding pages under "Results of Operations."

Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below. Property revenue is calculated as property rental revenue plus parking revenue. Property expense is calculated as property operating expenses plus real estate taxes. Consolidated NOI is calculated as property revenue less property expense. See Note 20 to the consolidated financial statements for the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI for the years ended December 31, 2023 and 2022.

The following is a summary of NOI by segment:

	Year Ended December 31,
	2023	2022

	(In thousands)
Property revenue: (1)
Multifamily	$207,752	$180,925
Commercial	279,670	318,485
Other (2)	13,823	9,971
Total property revenue	501,245	509,381

Property expense: (3)
Multifamily	94,225	82,597
Commercial	108,800	124,173
Other (2)	(1,308)	5,401
Total property expense	201,717	212,171

Consolidated NOI:
Multifamily	113,527	98,328
Commercial	170,870	194,312
Other (2)	15,131	4,570
Consolidated NOI	$299,528	$297,210
(1)	Includes property rental revenue and parking revenue.
(2)	Includes activity related to development assets, corporate entities, land assets for which we are the ground lessor and the elimination of inter-segment activity.
(3)	Includes property operating expenses and real estate taxes.

Comparison of the Year Ended December 31, 2023 to 2022

Multifamily: Property revenue increased by $26.8 million, or 14.8%, to $207.8 million in 2023 from $180.9 million in 2022. Consolidated NOI increased by $15.2 million, or 15.5%, to $113.5 million in 2023 from $98.3 million in 2022. The increases in property revenue and consolidated NOI were primarily due to the consolidation of Atlantic Plumbing and 8001 Woodmont, and higher occupancy and rents across the portfolio. The increase in consolidated NOI was partially offset by an increase in property operating costs.

Commercial: Property revenue decreased by $38.8 million, or 12.2%, to $279.7 million in 2023 from $318.5 million in 2022. Consolidated NOI decreased by $23.4 million, or 12.1%, to $170.9 million in 2023 from $194.3 million in 2022. The decreases in property revenue and consolidated NOI were primarily due to the Disposed Properties and lower occupancy and rents across the portfolio.

Liquidity and Capital Resources

Property rental revenue is our primary source of operating cash flow and depends on many factors including occupancy levels and rental rates, as well as our tenants' ability to pay rent. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the JBG Legacy Funds, other third parties and the WHI Impact Pool. Our assets provide a relatively consistent level of cash flow that enables us to pay operating expenses, debt service, recurring capital expenditures, dividends to shareholders and distributions to holders of OP Units and LTIP Units. Other sources of liquidity to fund cash requirements include proceeds from financings, recapitalizations, asset sales, and the issuance and sale of securities. We anticipate that cash flows from continuing operations and proceeds from financings, asset sales and recapitalizations, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, any dividends to shareholders, and distributions to holders of OP Units and LTIP Units.

Mortgage Loans

The following is a summary of mortgage loans:

	Weighted Average
	Effective	December 31,
	Interest Rate (1)	2023	2022

		(In thousands)
Variable rate (2)	6.25%	$608,582	$892,268
Fixed rate (3)	4.78%	1,189,643	1,009,607
Mortgage loans		1,798,225	1,901,875
Unamortized deferred financing costs and premium/discount, net (4)		(15,211)	(11,701)
Mortgage loans, net		$1,783,014	$1,890,174
(1)	Weighted average effective interest rate as of December 31, 2023.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.33%, and the weighted average maturity date of the interest rate caps is March 2025. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of December 31, 2023, one-month term SOFR was 5.35%.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(4)	As of December 31, 2022, excludes $2.2 million of net deferred financing costs related to unfunded mortgage loans that were included in "Other assets, net" in our consolidated balance sheet.

As of December 31, 2023 and 2022, the net carrying value of real estate collateralizing our mortgage loans totaled $2.2 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgage loans are recourse to us. See Note 21 to the consolidated financial statements for additional information.

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

As of December 31, 2023 and 2022, we had various interest rate swap and cap agreements on certain of our mortgage loans with an aggregate notional value of $1.7 billion and $1.3 billion. See Note 19 to the consolidated financial statements for additional information.

Revolving Credit Facility and Term Loans

As of December 31, 2023, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million Tranche A-1 Term Loan maturing in January 2025, a $400.0 million Tranche A-2 Term Loan maturing in January 2028 and a $120.0 million 2023 Term Loan maturing in June 2028.

In January 2022, the Tranche A-1 Term Loan was amended to extend the maturity date to January 2025 with two one-year extension options, and to amend the interest rate to SOFR plus 1.15% to SOFR plus 1.75%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets.

In July 2022, the Tranche A-2 Term Loan was amended to increase its borrowing capacity by $200.0 million. The incremental $200.0 million included a delayed draw feature, of which $150.0 million was drawn in September 2022 and the remaining $50.0 million was drawn in May 2023. The amendment extended the maturity date of the term loan to January 2028 and amended the interest rate to SOFR plus 1.25% to SOFR plus 1.80%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets.

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

The following is a summary of amounts outstanding under the revolving credit facility and term loans:

	Effective	December 31,
	Interest Rate (1)	2023	2022

		(In thousands)
Revolving credit facility (2) (3)	6.83%	$62,000	$—

Tranche A-1 Term Loan (4)	2.70%	$200,000	$200,000
Tranche A-2 Term Loan (5)	3.58%	400,000	350,000
2023 Term Loan (6)	5.31%	120,000	—
Term loans		720,000	550,000
Unamortized deferred financing costs, net		(2,828)	(2,928)
Term loans, net		$717,172	$547,072
(1)	Effective interest rate as of December 31, 2023. The interest rate for the revolving credit facility excludes a 0.15% facility fee.
(2)	As of December 31, 2023, daily SOFR was 5.38%. As of December 31, 2023 and 2022, letters of credit with an aggregate face amount of $467,000 were outstanding under our revolving credit facility. In February 2024, we repaid all amounts outstanding under our revolving credit facility.
(3)	As of December 31, 2023 and 2022, excludes net deferred financing costs related to our revolving credit facility of $10.2 million and $3.3 million that were included in "Other assets, net" in our consolidated balance sheets.
(4)	As of December 31, 2023, the interest rate swaps fix SOFR at a weighted average interest rate of 1.46%. Interest rate swaps with a total notional value of $200.0 million mature in July 2024. We have two forward-starting interest rate swaps that will be effective July 2024 with a total notional value of $200.0 million, which will effectively fix SOFR at a weighted average interest rate of 4.00% through January 2027.
(5)	As of December 31, 2023, the interest rate swaps fix SOFR at a weighted average interest rate of 2.29%. Interest rate swaps with a total notional value of $200.0 million mature in July 2024 and with a total notional value of $200.0 million mature in January 2028. We have two forward-starting interest rate swaps that will be effective July 2024 with a total notional value of $200.0 million, which will effectively fix SOFR at a weighted average interest rate of 2.81% through the maturity date.
(6)	As of December 31, 2023, the outstanding balance was fixed by an interest rate swap agreement, which fixes SOFR at an interest rate of 4.01% through the maturity date.

Common Shares Repurchased

Our Board of Trustees previously authorized the repurchase of up to $1.0 billion of our outstanding common shares, and in May 2023, increased the common share repurchase authorization to $1.5 billion. During the year ended December 31, 2023, we repurchased and retired 22.6 million common shares for $335.3 million, a weighted average purchase price per share of $14.83. During the year ended December 31, 2022, we repurchased and retired 14.2 million common shares for $361.0 million, a weighted average purchase price per share of $25.49. During the year ended December 31, 2021, we repurchased and retired 5.4 million common shares for $157.7 million, a weighted average purchase price per share of $29.34. Since we began the share repurchase program through December 31, 2023, we have repurchased and retired 45.9 million common shares for $958.8 million, a weighted average purchase price per share of $20.88.

During the first quarter of 2024, through the date of this filing, we repurchased and retired 2.7 million common shares for $45.4 million, a weighted average purchase price per share of $16.52, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

Material Cash Requirements

Our material cash requirements for the next 12 months and beyond are to fund:

●	normal recurring expenses;
●	debt service and principal repayment obligations, including balloon payments on maturing mortgage debt — As of December 31, 2023, we had $120.3 million on a consolidated basis and at our share related to a mortgage loan scheduled to mature in 2024;
●	capital expenditures, including major renovations, tenant improvements and leasing costs — As of December 31, 2023, we had committed tenant-related obligations totaling $46.8 million ($46.0 million related to our consolidated entities and $828,000 related to our unconsolidated real estate ventures at our share);
●	development expenditures — As of December 31, 2023, we had assets under construction that, based on our current plans and estimates, require an additional $177.1 million to complete, which we anticipate will be primarily expended over the next two years;
●	dividends to shareholders and distributions to holders of OP Units and LTIP Units — on February 14, 2024, our Board of Trustees declared a quarterly dividend of $0.175 per common share;
●	possible common share repurchases — during the first quarter of 2024, through the date of this filing, we repurchased and retired 2.7 million common shares for $45.4 million; and
●	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests.

We expect to satisfy these requirements using one or more of the following:

●	cash and cash equivalents — As of December 31, 2023, we had cash and cash equivalents of $164.8 million;
●	cash flows from operations;
●	distributions from real estate ventures;
●	borrowing capacity under our current revolving credit facility — As of December 31, 2023, we had $687.5 million of availability under our revolving credit facility;
●	proceeds from financings, asset sales and recapitalizations; and

●	proceeds from the issuance of securities.

The following is a summary of our material cash requirements as of December 31, 2023:

	Total	2024	2025	2026	2027	2028	Thereafter

	(In thousands)
Material cash requirements (principal and interest):
Debt obligations (1) (2)	$3,120,752	$254,845	$712,085	$213,919	$560,265	$660,333	$719,305
Operating leases (3)	93,848	6,539	6,737	6,942	7,154	5,934	60,542
Other	662	365	108	105	84	—	—
Total material cash requirements (4)	$3,215,262	$261,749	$718,930	$220,966	$567,503	$666,267	$779,847
(1)	Interest was computed giving effect to interest rate hedges. One-month term SOFR of 5.35% and daily SOFR of 5.38% was applied to loans, as applicable, which are variable (no hedge) or variable with an interest rate cap. Additionally, we assumed no additional borrowings on construction loans.
(2)	Excludes our proportionate share of unconsolidated real estate venture indebtedness. See additional information in Unconsolidated Real Estate Ventures section below.
(3)	We have operating lease right-of-use assets and lease liabilities associated with various ground leases for which we are the lessee in our consolidated balance sheet. See Note 21 to the consolidated financial statements for additional information.
(4)	Excludes obligations related to construction or development contracts totaling $177.1 million since payments are only due upon satisfactory performance under the contracts. Also excludes committed tenant-related obligations totaling $46.8 million ($46.0 million related to our consolidated entities and $828,000 related to our unconsolidated real estate ventures at our share) as timing and amounts of payments are uncertain and may only be due upon satisfactory performance of certain conditions. See Commitments and Contingencies section below for additional information.

Summary of Cash Flows

The following summary discussion of our cash flows is based on our consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Year Ended December 31,
	2023	2022

	(In thousands)
Net cash provided by operating activities	$183,372	$178,037
Net cash (used in) provided by investing activities	(98,179)	524,021
Net cash used in financing activities	(158,825)	(730,080)

Cash Flows for the Year Ended December 31, 2023

Cash and cash equivalents, and restricted cash decreased $73.6 million to $200.4 million as of December 31, 2023, compared to $274.1 million as of December 31, 2022. This decrease resulted from $158.8 million of net cash used in financing activities and $98.2 million of net cash used in investing activities, partially offset by $183.4 million of net cash provided by operating activities. Our outstanding debt was $2.6 billion and $2.5 billion as of December 31, 2023 and 2022.

Net cash provided by operating activities of $183.4 million primarily comprised: (i) $185.2 million of net income (before $356.2 million of non-cash items and $79.3 million of gain on the sale of real estate), (ii) $20.7 million of return on capital from unconsolidated real estate ventures and (iii) $22.5 million of net change in operating assets and liabilities. Non-cash income adjustments of $356.2 million primarily include depreciation and amortization expense, impairment loss, share-based compensation expense, loss from unconsolidated real estate ventures, deferred rent and other non-cash items.

Net cash used in investing activities of $98.2 million primarily comprised: (i) $333.7 million of development costs, construction in progress and real estate additions, (ii) $29.0 million of investments in unconsolidated real estate ventures and other investments and (iii) a $19.6 million payment of a deferred purchase price related to the 2020 acquisition of a development parcel, partially offset by (iv) $281.5 million of proceeds from the sale of real estate and (v) $10.5 million of distributions of capital from unconsolidated real estate ventures and other investments.

Net cash used in financing activities of $158.8 million primarily comprised: (i) $335.3 million of common shares repurchased, (ii) $309.8 million of repayments of the revolving credit facility, (iii) $281.9 million of repayments of mortgage loans, (iv) $94.0 million of dividends paid to common shareholders, (v) $17.6 million of debt issuance and modification costs and (vi) $15.3 million of distributions to redeemable noncontrolling interests, partially offset by (vii) $371.8 million of proceeds from borrowings under the revolving credit facility, (viii) $345.1 million of borrowings under mortgage loans and (ix) $170.0 million of borrowings under the term loans.

Unconsolidated Real Estate Ventures

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of December 31, 2023, we have investments in unconsolidated real estate ventures totaling $264.3 million. For these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 5 to the consolidated financial statements.

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

As of December 31, 2023, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures and other investments totaling $61.3 million. As of December 31, 2023, we had no principal payment guarantees related to our unconsolidated real estate ventures.

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

Construction Commitments

As of December 31, 2023, we had assets under construction that will, based on our current plans and estimates, require an additional $177.1 million to complete, which we anticipate will be primarily expended over the next two years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset recapitalizations and sales, and available cash.

Other

As of December 31, 2023, we had committed tenant-related obligations totaling $46.8 million ($46.0 million related to our consolidated entities and $828,000 related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows. During the year ended December 31, 2023, we recognized a $6.0 million gain from the settlement of litigation, which was included in "Interest and other income, net" in our consolidated statement of operations.

With respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of December 31, 2023, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

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

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, a current or former owner or operator of real estate may be liable for conducting or paying for the costs of the investigation, removal or remediation of certain hazardous or toxic substances on that real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances, and the liability may be joint and several. The costs of remediation or removal of these substances may be substantial and could exceed the value of the property, and the presence of these substances, or the failure to promptly remediate these substances, may adversely affect the owner's ability to sell or develop the real estate or to borrow using the real estate as collateral. In connection with the ownership and operation of our current and former assets, we may be potentially liable for these costs. The operations of current and former tenants at our assets have involved, or may have involved, the use of hazardous substances or generated hazardous wastes, and indemnities in our lease agreements may not fully protect us from liability, if, for example, a tenant responsible for environmental noncompliance or contamination becomes insolvent. The release of these hazardous substances and wastes could result in us incurring liabilities to remediate any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may (i) expose us to third-party liability (e.g., for cleanup costs, natural resource damages, bodily injury or property damage), (ii) subject our properties to liens in favor of the government for damages and costs the government incurs in connection with the contamination, (iii) impose restrictions on the manner in which a property may be used or businesses may be operated, or (iv) materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. In addition, our assets are exposed to the risk of contamination originating from other sources. While a property owner may not be responsible for remediating contamination that has migrated onsite from an identifiable and viable offsite source, the contaminant's presence can have adverse effects on operations and the redevelopment of our assets. To the extent we arrange for contaminated materials to be sent to other locations for treatment or disposal, we may be liable for the cleanup of those sites if they become contaminated, without regard to whether we complied with environmental laws in doing so.

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 21 to the consolidated financial statements, environmental liabilities totaled $17.6 million and $18.0 million as of December 31, 2023 and 2022, and are included in "Other liabilities, net" in our consolidated balance sheets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following is a summary of our exposure to a change in interest rates:

	December 31, 2023			December 31, 2022
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgage loans:
Variable rate (1)	$608,582	6.25%	$1,445	$892,268	5.21%
Fixed rate (2)	1,189,643	4.78%	—	1,009,607	4.44%
	$1,798,225		$1,445	$1,901,875
Revolving credit facility and term loans:
Revolving credit facility (3)	$62,000	6.83%	$629	$—	5.51%
Tranche A-1 Term Loan (4)	200,000	2.70%	—	200,000	2.61%
Tranche A-2 Term Loan (4)	400,000	3.58%	—	350,000	3.40%
2023 Term Loan (5)	120,000	5.31%	—	—	—
	$782,000		$629	$550,000
Pro rata share of debt of unconsolidated real estate ventures (contractual balances):
Variable rate (1)	$35,000	5.00%	$—	$22,065	6.45%
Fixed rate (2)	33,000	4.13%	—	33,000	4.13%
	$68,000		$—	$55,065
(1)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.33%, and the weighted average maturity date of the interest rate caps is March 2025. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of December 31, 2023, one-month term SOFR was 5.35%. The impact of these interest rate caps is reflected in our calculation of the annual effect of a 1% change in base rates.
(2)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.

(3)	As of December 31, 2023, daily SOFR was 5.38%. The interest rate for the revolving credit facility excludes a 0.15% facility fee. In February 2024, we repaid all amounts outstanding under our revolving credit facility.
(4)	As of December 31, 2023 and 2022, the outstanding balance was fixed by interest rate swap agreements. As of December 31, 2023, the interest rate swaps fix SOFR at a weighted average interest rate of 1.46% for the Tranche A-1 Term Loan and 2.29% for the Tranche A-2 Term Loan. See Note 10 to the consolidated financial statements for additional information.
(5)	As of December 31, 2023, the outstanding balance was fixed by an interest rate swap agreement, which fixes SOFR at an interest rate of 4.01% through the maturity date.

The fair value of our mortgage loans is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of December 31, 2023 and 2022, the estimated fair value of our consolidated debt was $2.5 billion and $2.4 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

Hedging Activities

To manage, or hedge, our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments.

Derivative Financial Instruments Designated as Effective Hedges

Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are cash flow hedges that are designated as effective hedges, and are carried at their estimated fair value on a recurring basis. We assess the effectiveness of our hedges both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in "Accumulated other comprehensive income" in our consolidated balance sheets and is subsequently reclassified into "Interest expense" in our consolidated statements of operations in the period that the hedged forecasted transactions affect earnings. Our hedges become less than perfectly effective if the critical terms of the hedging instrument and the forecasted transactions do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and interest rates. In addition, we evaluate the default risk of the counterparty by monitoring the creditworthiness of the counterparty. While management believes its judgments are reasonable, a change in a derivative's effectiveness as a hedge could materially affect expenses, net income (loss) and equity.

As of December 31, 2023 and 2022, we had interest rate swap and cap agreements with an aggregate notional value of $2.2 billion and $1.4 billion, which were designated as effective hedges. The fair value of our interest rate swaps and caps designated as effective hedges consisted of assets totaling $35.6 million and $53.5 million as of December 31, 2023 and 2022 included in "Other assets, net" in our consolidated balance sheets, and liabilities totaling $7.9 million as of December 31, 2023 included in "Other liabilities, net" in our consolidated balance sheet.

Non-Designated Derivatives

Certain derivative financial instruments, consisting of interest rate cap agreements, do not meet the accounting requirements to be classified as hedging instruments. These derivatives are carried at their estimated fair value on a recurring basis with realized and unrealized gains recorded in "Interest expense" in our consolidated statements of operations. As of December 31, 2023 and 2022, we had various interest rate cap agreements with an aggregate notional value of $642.7 million and $711.8 million, which were non-designated derivatives. The fair value of our interest rate cap agreements which were non-designated derivatives consisted of assets totaling $6.7 million and $8.1 million as of December 31, 2023 and 2022, included in "Other assets, net" in our consolidated balance sheets, and liabilities totaling $6.5 million as of December 31, 2023, included in "Other liabilities, net" in our consolidated balance sheet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of JBG SMITH Properties

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JBG SMITH Properties and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Real Estate – Impairment Indicators and Impairment- Refer to Notes 2 and 19 to the consolidated financial statements

Critical Audit Matter Description

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

For those real estate assets where an indicator of impairment has been identified, estimates of future cash flows are based on the Company’s current plans, anticipated holding periods and available market information. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates and capital requirements. An impairment loss is recognized if the carrying amount of the asset is not recoverable and is measured based on the excess of a property's carrying amount over its estimated fair value. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) pending or executed agreements, (ii) market prices for comparable properties or (iii) the sum of discounted cash flows. The Company’s estimates of fair value are determined using either a discounted cash flow model which requires judgements related to the anticipated holding periods, current market conditions and unobservable quantitative inputs, including appropriate capitalization and discount rates, or a market approach.

Given (1) the Company's evaluation of possible indicators of impairment of real estate assets requires management to make significant judgments, including anticipated holding periods, when determining whether events or changes in circumstances indicate that the carrying amounts of real estate assets may not be recoverable and (2) for those real estate assets where indicators of impairment have been identified, the Company’s evaluation of the recoverability and fair value of such assets requires management to make significant estimates and assumptions, our audit procedures to evaluate (a) whether management appropriately identified impairment indicators (b) the reasonableness of management’s undiscounted future cash flows analysis and (c) when required, the reasonableness of the estimated fair values of real estate assets required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of real estate assets for possible indicators of impairment, the estimate of future operating cash flows, and the determination of fair value for those assets where impairment has been identified included the following, among others:

●	We tested the effectiveness of controls over management’s identification of possible circumstances that may indicate that the carrying amounts of real estate assets may not be recoverable. We tested the effectiveness of controls over management’s cash flow recoverability and fair value analyses, including controls over management’s estimates of future occupancy, rental rates, capital requirements and, as applicable, capitalization and discount rates and management’s selection of comparable properties used in the market approach, when applicable.
●	We evaluated the Company’s assessment of impairment indicators by:
–	Testing real estate assets for possible indicators of impairment, including searching for adverse asset-specific and/or market conditions.
–	Inquiring of management and reading business performance reports and board minutes to identify properties that should be evaluated for shortened anticipated holding periods.
–	Developing an expectation of assets for which impairment indicators are identified in management's analysis.
●	We evaluated the Company’s future cash flows prepared when an indicator of impairment has been identified by performing the following:
–	Discussing with management the assumptions used in the Company’s undiscounted cash flow models and evaluating the consistency of the assumptions used with evidence obtained in other areas of the audit.
–	Testing the recoverability assessments by developing independent estimates, based in part on applicable third-party market data, and compared our estimates to those used by management.

●	We evaluated the Company’s determination of fair value for those assets where impairment had been identified by performing the following:
–	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and the market prices for comparable properties, and we developed a range of independent estimates of fair value and compared our estimates to those used by management.

/s/ Deloitte & Touche LLP

McLean, Virginia

February 20, 2024

We have served as the Company's auditor since 2016.

JBG SMITH PROPERTIES

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2023	2022
ASSETS
Real estate, at cost:
Land and improvements	$1,194,737	$1,302,569
Buildings and improvements	4,021,322	4,310,821
Construction in progress, including land	659,103	544,692
	5,875,162	6,158,082
Less: accumulated depreciation	(1,338,403)	(1,335,000)
Real estate, net	4,536,759	4,823,082
Cash and cash equivalents	164,773	241,098
Restricted cash	35,668	32,975
Tenant and other receivables	44,231	56,304
Deferred rent receivable	171,229	170,824
Investments in unconsolidated real estate ventures	264,281	299,881
Deferred leasing costs, net	81,477	94,069
Intangible assets, net	56,616	68,177
Other assets, net	163,481	117,028
TOTAL ASSETS	$5,518,515	$5,903,438

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans, net	$1,783,014	$1,890,174
Revolving credit facility	62,000	—
Term loans, net	717,172	547,072
Accounts payable and accrued expenses	124,874	138,060
Other liabilities, net	138,869	132,710
Total liabilities	2,825,929	2,708,016
Commitments and contingencies
Redeemable noncontrolling interests	440,737	481,310
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized; none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 94,309 and 114,013 shares issued and outstanding as of December 31, 2023 and 2022	944	1,141
Additional paid-in capital	2,978,852	3,263,738
Accumulated deficit	(776,962)	(628,636)
Accumulated other comprehensive income	20,042	45,644
Total shareholders' equity of JBG SMITH Properties	2,222,876	2,681,887
Noncontrolling interests	28,973	32,225
Total equity	2,251,849	2,714,112
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$5,518,515	$5,903,438

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
REVENUE
Property rental	$483,159	$491,738	$499,586
Third-party real estate services, including reimbursements	92,051	89,022	114,003
Other revenue	28,988	25,064	20,773
Total revenue	604,198	605,824	634,362
EXPENSES
Depreciation and amortization	210,195	213,771	236,303
Property operating	144,049	150,004	150,638
Real estate taxes	57,668	62,167	70,823
General and administrative:
Corporate and other	54,838	58,280	53,819
Third-party real estate services	88,948	94,529	107,159
Share-based compensation related to Formation Transaction and special equity awards	549	5,391	16,325
Transaction and other costs	8,737	5,511	10,429
Total expenses	564,984	589,653	645,496
OTHER INCOME (EXPENSE)
Loss from unconsolidated real estate ventures, net	(26,999)	(17,429)	(2,070)
Interest and other income, net	15,781	18,617	8,835
Interest expense	(108,660)	(75,930)	(67,961)
Gain on the sale of real estate, net	79,335	161,894	11,290
Loss on the extinguishment of debt	(450)	(3,073)	—
Impairment loss	(90,226)	—	(25,144)
Total other income (expense)	(131,219)	84,079	(75,050)
INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT	(92,005)	100,250	(86,184)
Income tax (expense) benefit	296	(1,264)	(3,541)
NET INCOME (LOSS)	(91,709)	98,986	(89,725)
Net (income) loss attributable to redeemable noncontrolling interests	10,596	(13,244)	8,728
Net (income) loss attributable to noncontrolling interests	1,135	(371)	1,740
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(79,978)	$85,371	$(79,257)
EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.78)	$0.70	$(0.63)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	105,095	119,005	130,839

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2023	2022	2021
NET INCOME (LOSS)	$(91,709)	$98,986	$(89,725)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative financial instruments	2,603	67,576	11,326
Reclassification of net (income) loss on derivative financial instruments from accumulated other comprehensive income (loss) into interest expense	(34,776)	2,574	15,378
Total other comprehensive income (loss)	(32,173)	70,150	26,704
COMPREHENSIVE INCOME (LOSS)	(123,882)	169,136	(63,021)
Net (income) loss attributable to redeemable noncontrolling interests	10,596	(13,244)	8,728
Net (income) loss attributable to noncontrolling interests	1,135	(371)	1,740
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	4,486	(8,411)	(2,675)
Other comprehensive (income) loss attributable to noncontrolling interests	2,085	(145)	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JBG SMITH PROPERTIES	$(105,580)	$146,965	$(55,228)

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Equity

(In thousands)

					Accumulated
					Other
			Additional		Comprehensive
	Common Shares		Paid-In	Accumulated	Income	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	(Loss)	Interests	Equity
BALANCE AS OF DECEMBER 31, 2020	131,778	$1,319	$3,657,643	$(412,944)	$(39,979)	$167	$3,206,206
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(79,257)	—	(1,740)	(80,997)
Redemption of common limited partnership units ("OP Units") for common shares	906	9	29,625	—	—	—	29,634
Common shares repurchased	(5,370)	(54)	(157,632)	—	—	—	(157,686)
Common shares issued pursuant to employee incentive compensation plan and employee share purchase plan ("ESPP")	64	1	2,426	—	—	—	2,427
Dividends declared on common shares ($0.90 per common share)	—	—	—	(117,130)	—	—	(117,130)
Contributions from noncontrolling interests, net	—	—	—	—	—	24,080	24,080
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	7,854	—	(2,675)	—	5,179
Total other comprehensive income	—	—	—	—	26,704	—	26,704
BALANCE AS OF DECEMBER 31, 2021	127,378	1,275	3,539,916	(609,331)	(15,950)	22,507	2,938,417
Net income attributable to common shareholders and noncontrolling interests	—	—	—	85,371	—	371	85,742
Redemption of OP Units for common shares	701	7	16,697	—	—	—	16,704
Common shares repurchased	(14,151)	(142)	(360,900)	—	—	—	(361,042)
Common shares issued pursuant to employee incentive compensation plan and ESPP	85	1	2,661	—	—	—	2,662
Dividends declared on common shares ($0.90 per common share)	—	—	—	(104,676)	—	—	(104,676)
Contributions from noncontrolling interests, net	—	—	—	—	—	9,202	9,202
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	65,364	—	(8,411)	—	56,953
Total other comprehensive income	—	—	—	—	70,150	—	70,150
Other comprehensive income attributable to noncontrolling interests	—	—	—	—	(145)	145	—
BALANCE AS OF DECEMBER 31, 2022	114,013	1,141	3,263,738	(628,636)	45,644	32,225	2,714,112
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(79,978)	—	(1,135)	(81,113)
Redemption of OP Units for common shares	2,758	28	44,592	—	—	—	44,620
Common shares repurchased	(22,576)	(225)	(335,088)	—	—	—	(335,313)
Common shares issued pursuant to employee incentive compensation plan and ESPP	114	—	2,506	—	—	—	2,506
Dividends declared on common shares ($0.675 per common share)	—	—	—	(68,348)	—	—	(68,348)
Distributions to noncontrolling interests, net	—	—	—	—	—	(32)	(32)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	3,104	—	4,486	—	7,590
Total other comprehensive loss	—	—	—	—	(32,173)	—	(32,173)
Other comprehensive loss attributable to noncontrolling interests	—	—	—	—	2,085	(2,085)	—
BALANCE AS OF DECEMBER 31, 2023	94,309	$944	$2,978,852	$(776,962)	$20,042	$28,973	$2,251,849

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$(91,709)	$98,986	$(89,725)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	32,100	41,272	51,551
Depreciation and amortization expense, including amortization of deferred financing costs	215,628	217,841	240,454
Deferred rent	(20,664)	(23,602)	(21,964)
Loss from unconsolidated real estate ventures, net	26,999	17,429	2,070
Amortization of market lease intangibles, net	(960)	(1,127)	(1,189)
Amortization of lease incentives	1,711	7,734	7,973
Loss on the extinguishment of debt	450	3,073	—
Impairment loss	90,226	—	25,144
Gain on the sale of real estate, net	(79,335)	(161,894)	(11,290)
Loss on operating lease and other receivables	882	2,160	2,595
Income from investments, net	(972)	(14,488)	(3,620)
Return on capital from unconsolidated real estate ventures	20,701	11,407	15,912
Other non-cash items	10,818	(5,517)	(922)
Changes in operating assets and liabilities:
Tenant and other receivables	11,123	(13,154)	8,812
Other assets, net	(8,959)	(10,737)	(12,780)
Accounts payable and accrued expenses	(11,255)	(1,282)	8,700
Other liabilities, net	(13,412)	9,936	(4,099)
Net cash provided by operating activities	183,372	178,037	217,622
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(333,744)	(326,741)	(173,177)
Acquisition of real estate	(19,551)	(65,302)	(208,342)
Proceeds from the sale of real estate	281,525	928,908	14,370
Proceeds from the sale of investments	—	19,030	—
Proceeds from derivative financial instruments	1,922	—	—
Payments on derivative financial instruments	(9,830)	—	—
Distributions of capital from unconsolidated real estate ventures and other investments	10,503	59,717	40,188
Investments in unconsolidated real estate ventures and other investments	(29,004)	(91,591)	(41,780)
Net cash (used in) provided by investing activities	(98,179)	524,021	(368,741)
FINANCING ACTIVITIES:
Borrowings under mortgage loans	345,140	179,744	190,000
Borrowings under revolving credit facility	371,750	100,000	300,000
Borrowings under term loans	170,000	150,000	—
Repayments of mortgage loans	(281,854)	(270,676)	(5,611)
Repayments of revolving credit facility	(309,750)	(400,000)	—
Proceeds from derivative financial instruments	9,600	—	—
Payments on derivative financial instruments	(1,922)	—	—
Debt issuance and modification costs	(17,579)	(5,137)	(6,610)
Redemption of partner's noncontrolling interest	(647)	(9,531)	—
Finance lease payments	—	—	(19,970)
Proceeds from common shares issued pursuant to ESPP	1,102	1,458	1,594
Common shares repurchased	(335,313)	(361,042)	(157,686)
Dividends paid to common shareholders	(94,002)	(107,688)	(118,115)
Distributions to redeemable noncontrolling interests	(15,318)	(16,409)	(17,804)
Distributions to noncontrolling interests	(32)	(182)	(46)
Contributions from noncontrolling interests	—	9,383	24,126
Net cash (used in) provided by financing activities	(158,825)	(730,080)	189,878

JBG SMITH PROPERTIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(73,632)	$(28,022)	$38,759
Cash and cash equivalents, and restricted cash, beginning of period	274,073	302,095	263,336
Cash and cash equivalents, and restricted cash, end of period	$200,441	$274,073	$302,095

CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD:
Cash and cash equivalents	$164,773	$241,098	$264,356
Restricted cash	35,668	32,975	37,739
Cash and cash equivalents, and restricted cash	$200,441	$274,073	$302,095

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $17,357, $10,888 and $6,734 in 2023, 2022 and 2021)	$88,755	$71,861	$61,928
Accrued capital expenditures included in accounts payable and accrued expenses	63,136	73,612	43,290
Write-off of fully depreciated assets	6,281	19,794	61,123
Cash paid for income taxes	1,916	1,205	815
Deconsolidation of real estate asset	—	—	26,476
Accrued dividends to common shareholders	—	25,653	28,665
Accrued distributions to redeemable noncontrolling interests	—	3,968	3,938
Redemption of OP Units for common shares	44,620	16,704	29,634
Recognition (derecognition) of operating lease right-of-use asset	61,443	—	(1,596)
Recognition (derecognition) of liabilities related to operating lease right-of-use asset	61,443	—	(1,587)
(Derecognition) recognition of finance lease right-of-use assets	—	(179,668)	139,507
(Derecognition) recognition of liabilities related to finance lease right-of-use assets	—	(163,586)	141,574
Cash paid for amounts included in the measurement of lease liabilities for operating leases	5,178	1,906	2,295

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Notes to Consolidated Financial Statements

1.          Organization and Basis of Presentation

Organization

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust ("REIT"), owns, operates, invests in and develops mixed-use properties in high growth and high barrier-to-entry submarkets in and around Washington, D.C., most notably National Landing. Through an intense focus on placemaking, JBG SMITH cultivates vibrant, amenity-rich, walkable neighborhoods throughout the Washington, D.C. metropolitan area. Approximately 75.0% of our holdings are in the National Landing submarket in Northern Virginia, which is anchored by four key demand drivers: Amazon.com, Inc.'s ("Amazon") new headquarters; Virginia Tech's under-construction $1 billion Innovation Campus; the submarket’s proximity to the Pentagon; and our deployment of 5G digital infrastructure. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the legacy funds formerly organized by The JBG Companies ("JBG") (the "JBG Legacy Funds"), other third parties and the Washington Housing Initiative ("WHI") Impact Pool.

Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of December 31, 2023, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 87.8% of its OP Units, after giving effect to the conversion of certain vested long-term incentive partnership units ("LTIP Units") that are convertible into OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our: (i) 10.0% subordinated interest in one commercial building, (ii) 33.5% subordinated interest in four commercial buildings (the "Fortress Assets"), (iii) 49.0% interest in three commercial buildings (the "L'Enfant Plaza Assets") and (iv) 9.9% interest in The Foundry, as well as the associated non-recourse mortgage loans, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures, and we have not guaranteed their obligations or otherwise committed to providing financial support.

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

As of December 31, 2023, our Operating Portfolio consisted of 44 operating assets comprising 16 multifamily assets totaling 6,318 units (6,318 units at our share), 26 commercial assets totaling 8.3 million square feet (7.7 million square feet at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have two under-construction multifamily assets totaling 1,583 units (1,583 units at our share) and 17 assets in the development pipeline totaling 10.8 million square feet (8.8 million square feet at our share) of estimated potential development density.

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

Only the U.S. federal government accounted for 10% or more of our rental revenue, which consists of property rental and other property revenue, as follows:

	Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands)
Rental revenue from the U.S. federal government	$64,439	$75,516	$83,256
Percentage of commercial segment rental revenue	23.0%	23.7%	22.8%
Percentage of rental revenue	12.9%	14.8%	16.2%

Basis of Presentation

The accompanying consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries and consolidated variable interest entities ("VIEs"), including JBG SMITH LP. See Note 6 for additional information. The portions of the equity and net income (loss) of consolidated entities that are not attributable to us are presented separately as amounts attributable to noncontrolling interests in our consolidated financial statements.

Reclassification

Deferred leasing costs totaling $94.1 million were reclassified from "Intangible assets, net" to "Deferred leasing costs, net" in our balance sheet as of December 31, 2022 to present deferred leasing costs separately from intangible assets, which is consistent with our current year presentation.

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

The fair values of identified intangible assets and liabilities are determined based on the following:

●	The value allocable to the above- or below-market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired lease) of the difference between: (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management's estimate of the amounts that would be received using market rates over the remaining term of the lease. Amounts allocated to above- market leases are recorded as lease intangible assets in "Intangible assets, net" in our consolidated balance sheets, and amounts allocated to below-market leases are recorded as lease intangible liabilities in "Other liabilities, net" in our consolidated balance sheets. These intangibles are amortized to "Property rental revenue" in our consolidated statements of operations over the remaining terms of the respective leases.
●	Factors considered in determining the value allocable to in-place leases during hypothetical lease-up periods related to space that is leased at the time of acquisition include: (i) lost rent and operating cost recoveries during the hypothetical lease-up period and (ii) theoretical leasing commissions required to execute similar leases. These intangible assets are recorded as lease intangible assets in "Intangible assets, net" in our consolidated balance sheets and are amortized to "Depreciation and amortization expense" in our consolidated statements of operations over the remaining term of the existing lease.

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred and are included in "Property operating expenses" in our consolidated statements of operations.

Construction in progress, including land, is carried at cost, and no depreciation is recorded. All direct and indirect costs related to development activities, including redevelopment activities, are capitalized to the extent that we believe such costs are recoverable through the value of the property into "Construction in progress, including land" in our consolidated balance sheets, except for certain demolition costs, which are expensed as incurred. Direct development costs incurred include: pre-development expenditures directly related to a specific project, development and construction costs, interest, insurance and real estate taxes. Indirect development costs include: employee salaries and benefits, travel and other related costs that are directly associated with the development. Our method of calculating capitalized interest expense is based upon applying our weighted average borrowing rate to the actual accumulated expenditures if the property does not have property specific debt. If the property is encumbered by specific debt, we will capitalize both the interest incurred applicable to that debt and additional interest expense using our weighted average borrowing rate for any accumulated expenditures in excess of the principal balance of the debt encumbering the property. The capitalization of such expenses ceases when the real estate is ready for its intended use, but no later than one-year from substantial completion of major construction activities at which point the costs associated with a property are allocated to its various components.

Depreciation and amortization expense require an estimate of the useful life of each property and improvement. Depreciation and amortization expense are recognized on a straight-line basis over estimated useful lives, which range from three to 40 years. Tenant improvements are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the tenant improvements. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains (losses) reflected in net income (loss) for the period.

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

We use the equity method of accounting for investments in unconsolidated real estate ventures when we have significant influence but are not the primary beneficiary of a VIE or do not have a controlling financial interest in a real estate venture determined not to be a VIE. Significant influence is typically indicated through ownership of 20% or more of the voting interests. Under the equity method, we record our investments in these entities in "Investments in unconsolidated real estate ventures" in our consolidated balance sheets, and our proportionate share of earnings (losses) earned by the real estate venture is recognized in "Loss from unconsolidated real estate ventures, net" in the accompanying consolidated statements of operations.

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

Investments

Investments in equity securities without readily determinable fair values are carried at cost. Investments in investment funds without readily determinable fair values that qualify for the net asset value ("NAV") practical expedient are carried at fair value based on their reported NAV. Investments in equity securities and investment funds are included in "Other assets, net" in our consolidated balance sheets. Realized and unrealized gains (losses) are included in "Interest and other income, net" in our consolidated statements of operations.

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

Deferred financing costs consist of loan issuance costs directly related to financing transactions that are deferred and amortized over the term of the related loan as a component of interest expense. Unamortized deferred financing costs related to our mortgage loans and term loans are presented as a direct deduction from the carrying amounts of the related debt instruments, while such costs related to our revolving credit facility are included in other assets.

Noncontrolling Interests

We identify our noncontrolling interests separately in our consolidated balance sheets. Amounts of consolidated net income (loss) attributable to redeemable noncontrolling interests and to the noncontrolling interests in consolidated subsidiaries are presented separately in our consolidated statements of operations.

Redeemable Noncontrolling Interests - Redeemable noncontrolling interests primarily consists of OP Units issued in conjunction with the Formation Transaction and LTIP Units issued to employees. Redeemable noncontrolling interests are generally redeemable at the option of the holder for our common shares, or cash at our election, subject to certain limitations, and are presented in the mezzanine section between total liabilities and shareholders' equity in our consolidated balance sheets. The carrying amount of redeemable noncontrolling interests is adjusted to its redemption value at the end of each reporting period, but no less than its initial carrying value, with such adjustments recognized in "Additional paid-in capital." See Note 13 for additional information.

Noncontrolling Interests - Noncontrolling interests represents the portion of equity that we do not own in entities we consolidate, including interests in consolidated real estate ventures.

Derivative Financial Instruments and Hedge Accounting

Derivative financial instruments are used at times to manage exposure to variable interest rate risk. Derivative financial instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Cash flows and related gains (losses) associated with derivative financial instruments are classified as operating cash flows in our consolidated statements of cash flows, unless the derivative financial instrument contains an other-than-insignificant financing element at inception, in which case the related cash flows are reported as either cash flows from investing or financing activities depending on the derivative's off-market nature at inception.

Derivative Financial Instruments Designated as Effective Hedges - Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are cash flow hedges that are designated as effective hedges, and are carried at their estimated fair value on a recurring basis. We assess the effectiveness of our hedges both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in "Accumulated other comprehensive income" in our consolidated balance sheets and is subsequently reclassified into "Interest expense" in our consolidated statements of operations in the period that the hedged forecasted transactions affect earnings. Our hedges become less than perfectly effective if the critical terms of the hedging instrument and the forecasted transactions do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and interest rates. In addition, we evaluate the default risk of the counterparty by monitoring the creditworthiness of the counterparty.

Derivative financial instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in our consolidated statements of operations, or in our consolidated statements of comprehensive income (loss).

Non-Designated Derivatives - Certain derivative financial instruments, consisting of interest rate cap agreements, are used to manage our exposure to interest rate movements, but do not meet the accounting requirements to be classified as hedging instruments. These derivatives are carried at their estimated fair value on a recurring basis with realized and unrealized gains (losses) recorded in "Interest expense" in our consolidated statements of operations.

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

We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and when the leased space is substantially ready for its intended use. In circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of property rental revenue on a straight-line basis over the term of the lease commencing when the tenant takes possession of the space. Differences between rental revenue recognized and amounts due under the respective lease agreements are recorded as an increase or decrease to "Deferred rent receivable" in our consolidated balance sheets. Property rental revenue also includes the amortization or accretion of acquired above-and below-market leases. We periodically evaluate the collectability of amounts due from tenants and recognize an adjustment to property rental revenue for accounts receivable and deferred rent receivable if we conclude it is not probable we will collect substantially all of the remaining lease payments under the lease agreements. Any changes to the provision for lease revenue determined to be not probable of collection are included in "Property rental revenue" in our consolidated statements of operations. We exercise judgment in assessing the probability of collection and consider payment history, current credit status and economic outlook in making this determination.

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

Lessee Accounting

We have, or have entered in the past, operating and finance leases, including ground leases on certain of our properties. When a renewal option is included within a lease, we assess whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Lease payments associated with renewal periods that we are reasonably certain will be exercised are included in the measurement of the corresponding lease liability and right-of-use asset. Lease expense for our operating leases is recognized on a straight-line basis over the expected lease term and is included in our consolidated statements of operations in "Property operating expenses." Amortization of the right-of-use asset associated with a finance lease is recognized on a straight-line basis over the expected lease term and is included in our consolidated statements of operations in "Depreciation and amortization expense" with the related interest on our outstanding lease liability included in "Interest expense."

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Unvested share-based compensation awards that entitle holders to receive non-forfeitable distributions are considered participating securities. Consequently, we are required to apply the two-class method of computing basic and diluted earnings (loss) that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and participating securities based on their respective rights to receive dividends. During periods of net loss, losses are allocated only to the extent the participating securities are required to absorb their share of such losses. Distributions to participating securities in excess of their allocated income (loss) are shown as a reduction to net income (loss) attributable to common shareholders. Diluted earnings (loss) per common share reflects the potential dilution of the assumed exchange of various unit and share-based compensation awards into common shares to the extent they are dilutive.

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

Recent Accounting Pronouncements

Standard Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform ("Topic 848"), which was amended in December 2022 by ASU 2022-06, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. As of December 31, 2023, we have converted all our London Interbank Offered Rate-indexed debt and derivative financial instruments to Secured Overnight Financing Rate ("SOFR")-based indexes. For all derivative financial instruments designated as effective hedges, we utilized the elective relief in Topic 848 that allows for the continuation of hedge accounting through the transition process.

Standards Not Yet Adopted

Income Taxes

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("Topic 740"). Topic 740 modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income (loss) from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). Topic 740 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This guidance should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures" ("Topic 280"). Topic 280 enhances disclosures of significant segment expenses and other segment items regularly provided to the chief operating decision maker ("CODM"), extends certain annual disclosures to interim periods and permits more than one measure of segment profit (loss) to be reported under certain conditions. The amendments are effective in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption to all periods presented is required, and early adoption of the amendments is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

3.          Acquisitions and Dispositions

Acquisitions

During 2023, we paid the deferred purchase price of $19.6 million related to the 2020 acquisition of a development parcel, formerly the Americana hotel.

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

Dispositions

The following is a summary of disposition activity:

					Gain (Loss)
			Gross	Cash	on the Sale
			Sales	Proceeds	of Real
Date Disposed	Assets	Segment	Price	from Sale	Estate

			(In thousands)
Year Ended December 31, 2023
March 17, 2023	Development Parcel	Other	$5,500	$4,954	$(53)
March 23, 2023	4747 Bethesda Avenue (1)	Commercial			40,053
September 20, 2023	Falkland Chase-South & West and Falkland Chase-North	Multifamily	95,000	93,094	1,208
October 4, 2023	5 M Street Southwest	Other	29,500	28,585	430
November 30, 2023	Crystal City Marriott	Commercial	80,000	79,563	37,051
December 5, 2023	Capitol Point-North-75 New York Avenue	Other	11,516	11,285	(23)
	Other (2)				669
					$79,335
Year Ended December 31, 2022
March 28, 2022	Development Parcel	Other	$3,250	$3,149	$(136)
April 1, 2022	Universal Buildings (3)	Commercial	228,000	194,737	41,245
April 13, 2022	7200 Wisconsin Avenue, 1730 M Street, RTC-West and Courthouse Plaza 1 and 2 (4)	Commercial/ Other	580,000	527,694	(4,047)
May 25, 2022	Pen Place	Other	198,000	197,528	121,502
December 23, 2022	Land Option	Other	6,150	5,800	3,330
					$161,894
(1)	We sold an 80.0% interest in the asset for a gross sales price of $196.0 million, representing a gross valuation of $245.0 million. See Note 5 for additional information.
(2)	Related to prior period dispositions.
(3)	Cash proceeds from sale excludes a lease termination fee of $24.3 million received during the first quarter of 2022.
(4)	Assets were sold to an unconsolidated real estate venture. See Note 5 for additional information. "RTC-West" refers to RTC-West, RTC-West Trophy Office and RTC-West Land. In April 2022, $164.8 million of mortgage loans related to 1730 M Street and RTC-West were repaid.

In April 2021, we invested cash in and contributed land to two real estate ventures and recognized an $11.3 million gain on the disposition of land, which was included in "Gain on sale of real estate, net" in our consolidated statement of operations for the year ended December 31, 2021. See Note 5 for additional information.

In January 2024, we sold North End Retail, a multifamily asset, for a gross sales price of $14.3 million.

4.          Tenant and Other Receivables

The following is a summary of tenant and other receivables:

	December 31,
	2023	2022

	(In thousands)
Tenants	$30,895	$36,271
Third-party real estate services	8,959	14,177
Other	4,377	5,856
Total tenant and other receivables	$44,231	$56,304

5.          Investments in Unconsolidated Real Estate Ventures

The following is a summary of the composition of our investments in unconsolidated real estate ventures:

	Effective
	Ownership	December 31,
Real Estate Venture	Interest (1)	2023	2022

		(In thousands)
Prudential Global Investment Management (2)	50.0%	$163,375	$203,529
J.P. Morgan Global Alternatives ("J.P. Morgan") (3)	50.0%	72,742	64,803
4747 Bethesda Venture	20.0%	13,118	—
Brandywine Realty Trust	30.0%	13,681	13,678
CBREI Venture (4)	10.0%	180	12,516
Landmark Partners (5)	18.0%	605	4,809
Other		580	546
Total investments in unconsolidated real estate ventures (6) (7)		$264,281	$299,881
(1)	Reflects our effective ownership interests in the underlying real estate as of December 31, 2023. We have multiple investments with certain venture partners in the underlying real estate.
(2)	An impairment loss of $25.3 million related to Central Place Tower was included in "Loss from unconsolidated real estate ventures, net" in our consolidated statement of operations for the year ended December 31, 2023. In February 2024, the venture sold its interest in Central Place Tower for a gross sales price of $325.0 million.
(3)	J.P. Morgan is the advisor for an institutional investor.
(4)	In August 2023, the venture sold its interest in Stonebridge at Potomac Town Center. An impairment loss of $3.3 million related to The Foundry was included in "Loss from unconsolidated real estate ventures, net" in our consolidated statement of operations for the year ended December 31, 2023. Excludes The Foundry for which we have a zero-investment balance and discontinued applying the equity method of accounting after September 30, 2023. In August 2022, we acquired the remaining 36.0% ownership interest in Atlantic Plumbing, an asset previously owned by the venture. See Note 3 for additional information.
(5)	In November 2023, the venture sold its interest in Rosslyn Gateway-North, Rosslyn Gateway-South, Rosslyn Gateway-South Land and Rosslyn Gateway-North Land ("Rosslyn Gateway"). Impairment losses totaling $19.3 million related to the L'Enfant Plaza Assets and the Rosslyn Gateway assets, and $23.9 million on the L'Enfant Plaza Assets were included in "Loss from unconsolidated real estate ventures, net" in our consolidated statements of operations for the years ended December 31, 2022 and 2021. Excludes the L'Enfant Plaza Assets for which we have a zero-investment balance and discontinued applying the equity method of accounting after September 30, 2022.
(6)	Excludes (i) 10.0% subordinated interest in one commercial building, (ii) the Fortress Assets, (iii) the L'Enfant Plaza Assets and (iv) The Foundry held through unconsolidated real estate ventures. See Note 1 for more information. Also, excludes our interest in an investment in the real estate venture that owns 1101 17th Street for which we have discontinued applying the equity method of accounting since June 30, 2018 because we received distributions in excess of our contributions and share of earnings, which reduced our investment to zero; further, we are not obligated to provide for losses, have not guaranteed its obligations or otherwise committed to provide financial support.
(7)	As of December 31, 2023 and 2022, our total investments in unconsolidated real estate ventures were greater than our share of the net book value of the underlying assets by $8.7 million and $8.9 million, resulting principally from our zero-investment balance in certain real estate ventures and capitalized interest.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $21.7 million, $24.0 million and $23.7 million for each of the three years in the period ended December 31, 2023, for such services.

The following is a summary of disposition activity by our unconsolidated real estate ventures:

					Mortgage	Proportionate
	Real Estate			Gross	Loans	Share of
	Venture		Ownership	Sales	Repaid by	Aggregate
Date Disposed	Partner	Assets	Percentage	Price	Venture	Gain (Loss) (1)

				(In thousands)
Year Ended December 31, 2023
August 24, 2023	CBREI Venture	Stonebridge at Potomac Town Center	10.0%	$172,500	$79,600	$641
November 14, 2023	Landmark	Rosslyn Gateway	18.0%	52,000	44,844	(230)
						$411
Year Ended December 31, 2022
January 27, 2022	Landmark	The Alaire, The Terano and 12511 Parklawn Drive	1.8% - 18.0%	$137,500	$79,829	$5,243
May 10, 2022	Landmark	Galvan	1.8%	152,500	89,500	407
June 1, 2022	CPPIB	1900 N Street	55.0%	265,000	151,709	529
December 15, 2022	CBREI Venture	The Gale Eckington	5.0%	215,550	110,813	618
						$6,797
Year Ended December 31, 2021
May 3, 2021	CBREI Venture	Fairway Apartments/Fairway Land	10.0%	$93,000	$45,343	$2,094
May 19, 2021	Landmark	Courthouse Metro Land/Courthouse Metro Land – Option	18.0%	3,000	—	2,352
May 27, 2021	Landmark	5615 Fishers Lane	18.0%	6,500	—	743
September 17, 2021	Landmark	500 L'Enfant Plaza	49.0%	166,500	80,000	23,137
						$28,326
(1)	Included in "Loss from unconsolidated real estate ventures, net" in our consolidated statements of operations.

4747 Bethesda Venture

In March 2023, we sold an 80.0% interest in 4747 Bethesda Avenue to 4747 Bethesda Venture for a gross sales price of $196.0 million, representing a gross valuation of $245.0 million. In connection with the transaction, the real estate venture assumed the related $175.0 million mortgage loan.

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

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted
	Average Effective	December 31,
	Interest Rate (1)	2023	2022

		(In thousands)
Variable rate (2)	5.00%	$175,000	$184,099
Fixed rate (3)	4.13%	60,000	60,000
Mortgage loans (4)		235,000	244,099
Unamortized deferred financing costs and premium / discount, net		(8,531)	(411)
Mortgage loans, net (4) (5)		$226,469	$243,688
(1)	Weighted average effective interest rate as of December 31, 2023.
(2)	Includes variable rate mortgages with interest rate cap agreements.
(3)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.
(4)	Excludes mortgages related to the Fortress Assets, the L'Enfant Plaza Assets and The Foundry.
(5)	See Note 21 for additional information on guarantees related to our unconsolidated real estate ventures.

The following is a summary of the financial information for our unconsolidated real estate ventures:

	December 31,
	2023	2022

	(In thousands)
Combined balance sheet information: (1)
Real estate, net	$729,791	$888,379
Other assets, net	137,771	160,015
Total assets	$867,562	$1,048,394

Mortgage loans, net	$226,469	$243,688
Other liabilities, net	47,251	54,639
Total liabilities	273,720	298,327
Total equity	593,842	750,067
Total liabilities and equity	$867,562	$1,048,394

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Combined income statement information: (1)
Total revenue	$85,280	$143,665	$187,252
Operating income (loss) (2)	(62,668)	91,473	48,214
Net income (loss) (2)	(85,551)	59,215	16,051
(1)	Excludes amounts related to the Fortress Assets. Excludes combined balance sheet information for both periods presented and combined income statement information for 2023 and the fourth quarter of 2022 related to the L'Enfant Plaza Assets as we discontinued applying the equity method of accounting after September 30, 2022. Excludes combined balance sheet information as of December 31, 2023 and combined income statement information for the fourth quarter of 2023 related to The Foundry as we discontinued applying the equity method of accounting after September 30, 2023.
(2)	Includes the gain from the sale of various assets totaling $3.0 million, $114.9 million and $85.5 million for each of the three years in the period ended December 31, 2023. Includes impairment losses of $80.7 million, $37.7 million and $48.7 million for each of the three years in the period ended December 31, 2023.

6.          Variable Interest Entities

Unconsolidated VIEs

As of December 31, 2023 and 2022, we had interests in entities deemed to be VIEs. Although we may be responsible for managing the day-to-day operations of these investees, we are not the primary beneficiary of these VIEs as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. We account for our investment in these entities under the equity method. As of December 31, 2023 and 2022, the net carrying amounts of our investment in these entities were $87.3 million and $83.2 million, which were included in "Investments in unconsolidated real estate ventures" in our consolidated balance sheets. Our equity in the income of unconsolidated VIEs was included in "Loss from unconsolidated real estate ventures, net" in our consolidated statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees. See Note 21 for additional information.

Consolidated VIEs

JBG SMITH LP is our most significant consolidated VIE. We hold 87.8% of the limited partnership interest in JBG SMITH LP, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management. The noncontrolling interests of JBG SMITH LP do not have substantive liquidation rights, substantive kick-out rights without cause or substantive participating rights that could be exercised by a simple majority of noncontrolling interest limited partners (including by such a limited partner unilaterally). Because the noncontrolling interest holders do not have these rights, JBG SMITH LP is a VIE. As general partner, we have the power to direct the activities of JBG SMITH LP that most significantly affect its economic performance, and through our majority interest, we have both the right to receive benefits from and the obligation to absorb losses of JBG SMITH LP. Accordingly, we are the primary beneficiary of JBG SMITH LP and consolidate it in our financial statements. Because we conduct our business through JBG SMITH LP, its total assets and liabilities comprise substantially all of our consolidated assets and liabilities.

As of December 31, 2023 and 2022, we also consolidated two VIEs (1900 Crystal Drive and 2000/2001 South Bell Street) with total assets of $503.2 million and $265.5 million, and liabilities of $293.3 million and $116.3 million, primarily consisting of construction in process and mortgage loans. The assets of the VIEs can only be used to settle the obligations of the VIEs, and the liabilities include third-party liabilities of the VIEs for which the creditors or beneficial interest holders do not have recourse against us.

7.          Deferred Leasing Costs, Net

The following is a summary of the deferred leasing costs, net:

	December 31,
	2023	2022

	(In thousands)
Deferred leasing costs	$173,019	$182,609
Accumulated amortization	(91,542)	(88,540)
Deferred leasing costs, net	$81,477	$94,069

8.          Intangible Assets, Net

The following is a summary of the intangible assets, net:

	December 31, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(In thousands)
Lease intangible assets:
In-place leases	$14,767	$(9,874)	$4,893	$22,449	$(12,390)	$10,059
Above-market real estate leases	5,321	(4,580)	741	6,110	(4,564)	1,546
	20,088	(14,454)	5,634	28,559	(16,954)	11,605

Other identified intangible assets:
Wireless spectrum licenses	25,780	—	25,780	25,780	—	25,780
Option to enter into ground lease	17,090	—	17,090	17,090	—	17,090
Management and leasing contracts	43,600	(35,488)	8,112	45,900	(32,198)	13,702
	86,470	(35,488)	50,982	88,770	(32,198)	56,572
Total intangible assets, net	$106,558	$(49,942)	$56,616	$117,329	$(49,152)	$68,177

The following is a summary of amortization expense related to lease and other identified intangible assets:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
In-place lease amortization (1)	$4,972	$8,594	$4,171
Above-market real estate lease amortization (2)	720	738	1,032
Management and leasing contract amortization (1)	5,590	5,905	5,905
Total amortization expense related to lease and other identified intangible assets	$11,282	$15,237	$11,108
(1)	Amounts are included in "Depreciation and amortization expense" in our consolidated statements of operations.
(2)	Amounts are included in "Property rental revenue" in our consolidated statements of operations.

The following is a summary of the estimated amortization related to lease and other identified intangible assets for the next five years and thereafter as of December 31, 2023:

Year ending December 31,	Amount
(In thousands)
2024	$7,572
2025	3,099
2026	916
2027	472
2028	360
Thereafter	1,327
Total (1)	$13,746
(1)	Estimated amortization related to the option to enter into ground lease is excluded from the amortization table above as the ground lease does not have a definite start date. Additionally, the wireless spectrum licenses are excluded from the amortization table as they are indefinite-lived intangible assets.

9.          Other Assets, Net

The following is a summary of other assets, net:

	December 31,
	2023	2022

	(In thousands)
Prepaid expenses	$13,215	$16,440
Derivative financial instruments, at fair value	42,341	61,622
Deferred financing costs, net	10,199	5,516
Deposits	371	483
Operating lease right-of-use assets (1)	60,329	1,383
Investments in funds (2)	21,785	16,748
Other investments (3)	3,487	3,524
Other	11,754	11,312
Total other assets, net	$163,481	$117,028
(1)	Includes our corporate office lease at 4747 Bethesda Avenue as of December 31, 2023.
(2)	Consists of investments in real estate-focused technology companies which are recorded at their fair value based on their reported net asset value. For each of the three years in the period ended December 31, 2023, unrealized gains totaled $1.3 million, $2.1 million and $4.6 million related to these investments. During the years ended December 31, 2023 and 2022, realized losses related to these investments totaled $758,000 and $1.2 million. Unrealized and realized gains (losses) were included in "Interest and other income, net" in our consolidated statements of operations.
(3)	Primarily consists of equity investments that are carried at cost. For each of the three years in the period ended December 31, 2023, realized gains (losses) totaled $436,000, $13.5 million and ($1.0) million related to these investments, which were included in "Interest and other income, net" in our consolidated statements of operations.

10.          Debt

Mortgage Loans

The following is a summary of mortgage loans:

	Weighted Average
	Effective	December 31,
	Interest Rate (1)	2023	2022

		(In thousands)
Variable rate (2)	6.25%	$608,582	$892,268
Fixed rate (3)	4.78%	1,189,643	1,009,607
Mortgage loans		1,798,225	1,901,875
Unamortized deferred financing costs and premium / discount, net (4)		(15,211)	(11,701)
Mortgage loans, net		$1,783,014	$1,890,174
(1)	Weighted average effective interest rate as of December 31, 2023.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.33%, and the weighted average maturity date of the interest rate caps is March 2025. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of December 31, 2023, one-month term SOFR was 5.35%.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(4)	As of December 31, 2022, excludes $2.2 million of net deferred financing costs related to unfunded mortgage loans that were included in "Other assets, net" in our consolidated balance sheet.

As of December 31, 2023 and 2022, the net carrying value of real estate collateralizing our mortgage loans totaled $2.2 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgage loans are recourse to us. See Note 21 for additional information.

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

As of December 31, 2023 and 2022, we had various interest rate swap and cap agreements on certain of our mortgage loans with an aggregate notional value of $1.7 billion and $1.3 billion. See Note 19 for additional information.

Revolving Credit Facility and Term Loans

As of December 31, 2023, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2025, a $400.0 million term loan ("Tranche A-2 Term Loan") maturing in January 2028 and a $120.0 million term loan ("2023 Term Loan") maturing in June 2028.

In January 2022, the Tranche A-1 Term Loan was amended to extend the maturity date to January 2025 with two one-year extension options, and to amend the interest rate to SOFR plus 1.15% to SOFR plus 1.75%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets.

In July 2022, the Tranche A-2 Term Loan was amended to increase its borrowing capacity by $200.0 million. The incremental $200.0 million included a delayed draw feature, of which $150.0 million was drawn in September 2022 and the remaining $50.0 million was drawn in May 2023. The amendment extended the maturity date of the term loan to January 2028 and amended the interest rate to SOFR plus 1.25% to SOFR plus 1.80%, varying based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets.

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

The following is a summary of amounts outstanding under the revolving credit facility and term loans:

	Effective	December 31,
	Interest Rate (1)	2023	2022

		(In thousands)
Revolving credit facility (2) (3)	6.83%	$62,000	$—

Tranche A-1 Term Loan (4)	2.70%	$200,000	$200,000
Tranche A-2 Term Loan (5)	3.58%	400,000	350,000
2023 Term Loan (6)	5.31%	120,000	—
Term loans		720,000	550,000
Unamortized deferred financing costs, net		(2,828)	(2,928)
Term loans, net		$717,172	$547,072
(1)	Effective interest rate as of December 31, 2023. The interest rate for the revolving credit facility excludes a 0.15% facility fee.
(2)	As of December 31, 2023, daily SOFR was 5.38%. As of December 31, 2023 and 2022, letters of credit with an aggregate face amount of $467,000 were outstanding under our revolving credit facility. In February 2024, we repaid all amounts outstanding under our revolving credit facility.
(3)	As of December 31, 2023 and 2022, excludes net deferred financing costs related to our revolving credit facility of $10.2 million and $3.3 million that were included in "Other assets, net" in our consolidated balance sheets.
(4)	As of December 31, 2023, the interest rate swaps fix SOFR at a weighted average interest rate of 1.46%. Interest rate swaps with a total notional value of $200.0 million mature in July 2024. We have two forward-starting interest rate swaps that will be effective July 2024 with a total notional value of $200.0 million, which will effectively fix SOFR at a weighted average interest rate of 4.00% through January 2027.
(5)	As of December 31, 2023, the interest rate swaps fix SOFR at a weighted average interest rate of 2.29%. Interest rate swaps with a total notional value of $200.0 million mature in July 2024 and with a total notional value of $200.0 million mature in January 2028. We have two forward-starting interest rate swaps that will be effective July 2024 with a total notional value of $200.0 million, which will effectively fix SOFR at a weighted average interest rate of 2.81% through the maturity date.
(6)	As of December 31, 2023, the outstanding balance was fixed by an interest rate swap agreement, which fixes SOFR at an interest rate of 4.01% through the maturity date.

Principal Maturities

The following is a summary of principal maturities of debt outstanding, including mortgage loans and the term loans, as of December 31, 2023:

Year ending December 31,	Amount
(In thousands)
2024	$123,585
2025	595,582
2026	112,539
2027	483,204
2028	609,532
Thereafter	655,783
Total	$2,580,225

11.          Other Liabilities, Net

The following is a summary of other liabilities, net:

	December 31,
	2023	2022

	(In thousands)
Lease intangible liabilities	$5,978	$33,246
Accumulated amortization	(2,482)	(25,971)
Lease intangible liabilities, net	3,496	7,275
Lease assumption liabilities	25	2,647
Lease incentive liabilities	7,546	11,539
Liabilities related to operating lease right-of-use assets (1)	64,501	5,308
Prepaid rent	11,881	15,923
Security deposits	12,133	13,963
Environmental liabilities	17,568	17,990
Deferred tax liability, net	3,326	4,903
Dividends payable	—	29,621
Derivative financial instruments, at fair value	14,444	—
Deferred purchase price related to the acquisition of a development parcel	—	19,447
Other	3,949	4,094
Total other liabilities, net	$138,869	$132,710
(1)	Includes our corporate office lease at 4747 Bethesda Avenue as of December 31, 2023.

Amortization expense included in "Property rental revenue" in our consolidated statements of operations related to lease intangible liabilities for each of the three years in the period ended December 31, 2023 was $1.7 million, $1.9 million and $2.2 million.

The following is a summary of the estimated amortization of lease intangible liabilities for the next five years and thereafter as of December 31, 2023:

Year ending December 31,	Amount
(In thousands)
2024	$455
2025	455
2026	381
2027	264
2028	255
Thereafter	1,686
Total	$3,496

12.          Income Taxes

We have elected to be taxed as a REIT, and accordingly, we have incurred no federal income tax expense related to our REIT subsidiaries except for our TRSs.

Our consolidated financial statements include the operations of our TRSs, which are subject to federal, state and local income taxes on their taxable income. As a REIT, we may also be subject to federal excise taxes if we engage in certain types of transactions. Continued qualification as a REIT depends on our ability to satisfy the REIT distribution tests, stock ownership requirements and various other qualification tests. The net basis of our assets and liabilities for tax reporting purposes is approximately $422.1 million higher than the amounts reported in our consolidated balance sheet as of December 31, 2023.

The following is a summary of our income tax (expense) benefit:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Current tax expense	$(1,282)	$(1,701)	$(709)
Deferred tax (expense) benefit	1,578	437	(2,832)
Income tax (expense) benefit	$296	$(1,264)	$(3,541)

As of December 31, 2023 and 2022, we have a net deferred tax liability of $3.3 million and $4.9 million primarily related to basis differences in management, leasing and other investment, partially offset by deferred tax assets associated with tax versus book differences and related general and administrative expenses. We are subject to federal, state and local income tax examinations by taxing authorities for the tax years ending in 2019 through 2022.

	December 31,
	2023	2022

	(In thousands)
Deferred tax assets:
Accrued bonus	$474	$474
NOL	—	159
Deferred revenue	503	1,266
Charitable contributions	748	500
Other	171	307
Total deferred tax assets	1,896	2,706
Valuation allowance	(748)	(500)
Total deferred tax assets, net of valuation allowance	1,148	2,206
Deferred tax liabilities:
Basis difference - intangible assets	(2,739)	(3,835)
Basis difference - real estate	(344)	(1,722)
Basis difference - investments	(1,348)	(1,517)
Other	(43)	(35)
Total deferred tax liabilities	(4,474)	(7,109)
Net deferred tax liability	$(3,326)	$(4,903)

During the year ended December 31, 2023, our Board of Trustees declared cash dividends totaling $0.675 of which $0.135 was taxable as ordinary income for federal income tax purposes and $0.540 were capital gain distributions. During the year ended December 31, 2022, our Board of Trustees declared cash dividends totaling $0.90 of which $0.025 was taxable as ordinary income for federal income tax purposes and $0.875 were capital gain distributions. During the year ended December 31, 2021, our Board of Trustees declared cash dividends totaling $0.90 of which $0.252 was taxable as ordinary income for federal income tax purposes and $0.648 were capital gain distributions.

13.          Redeemable Noncontrolling Interests

JBG SMITH LP

OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. Vested LTIP Units are redeemable into OP Units. During the years ended December 31, 2023 and 2022, unitholders redeemed 2.8 million and 701,222 OP Units, which we elected to redeem for an equivalent number of our common shares. As of December 31, 2023, outstanding OP Units and redeemable LTIP Units totaled 13.1 million, representing a 12.2% ownership interest in JBG SMITH LP. Our OP Units and certain vested LTIP Units are presented at the higher of their redemption value or their carrying value, with adjustments to the redemption value recognized in "Additional paid-in capital" in our consolidated balance sheets. Redemption value per OP Unit is equivalent to the market value of one of our common shares at the end of the period. In 2024, as of the date of this filing, unitholders redeemed 351,105 OP Units and LTIP Units, which we elected to redeem for an equivalent number of our common shares.

Consolidated Real Estate Venture

We were a partner in a consolidated real estate venture that owned a multifamily asset, The Wren, located in Washington, D.C. As of December 31, 2022, we held a 99.7% ownership interest in the real estate venture, which reflects the redemption of a 3.7% interest in October 2022, and in February 2023, another partner redeemed its 0.3% interest, increasing our ownership interest to 100.0%.

The following is a summary of the activity of redeemable noncontrolling interests:

	Year Ended December 31,
	2023			2022
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance, beginning of period	$480,663	$647	$481,310	$513,268	$9,457	$522,725
Redemptions	(44,620)	(647)	(45,267)	(16,704)	(9,531)	(26,235)
LTIP Units issued in lieu of cash compensation(1)	5,213	—	5,213	6,584	—	6,584
Net income (loss)	(10,596)	—	(10,596)	13,212	32	13,244
Other comprehensive income (loss)	(4,486)	—	(4,486)	8,411	—	8,411
Distributions	(11,351)	—	(11,351)	(16,172)	(267)	(16,439)
Share-based compensation expense	29,018	—	29,018	38,384	—	38,384
Adjustment to redemption value	(3,104)	—	(3,104)	(66,320)	956	(65,364)
Balance, end of period	$440,737	$—	$440,737	$480,663	$647	$481,310
(1)	See Note 15 for additional information.

14.          Property Rental Revenue

The following is a summary of property rental revenue from our non-cancellable leases:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Fixed	$436,933	$447,007	$456,393
Variable	46,226	44,731	43,193
Property rental revenue	$483,159	$491,738	$499,586

As of December 31, 2023, the amounts that are contractually due from lease payments under our operating leases on an annual basis for the next five years and thereafter are as follows:

Year ending December 31,	Amount
(In thousands)
2024	$299,178
2025	187,723
2026	180,271
2027	172,746
2028	155,596
Thereafter	1,882,367

15.          Share-Based Payments and Employee Benefits

OP UNITS

Certain OP Units issued in the Combination to the former owners of JBG/Operating Partners, L.P. were subject to post-combination that vested over a period of 60 months based on continued employment. Compensation expense for these OP Units was recognized over the graded vesting period through July 2022. The total-grant date fair value of the OP Units that vested for the years ended December 31, 2022 and 2021 was $14.7 million and $36.0 million.

JBG SMITH 2017 Omnibus Share Plan

On June 23, 2017, our Board of Trustees adopted the JBG SMITH 2017 Omnibus Share Plan (the "Plan"), effective as of July 17, 2017, and authorized the reservation of 10.3 million of our common shares pursuant to the Plan. In April 2021, our shareholders approved an amendment to the Plan to increase the common shares reserved under the Plan by 8.0 million. As of December 31, 2023, there were 5.8 million common shares available for issuance under the Plan.

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

The total-grant date fair value of the Formation Awards that vested for the years ended December 31, 2022 and 2021 was $8.9 million and $6.0 million.

Time-Based LTIP Units, LTIP Units and Special Time-Based LTIP Units

During each of the three years in the period ended December 31, 2023, we granted to certain employees 979,138, 644,995 and 498,955 LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") and a weighted average grant-date fair value of $17.56, $27.39 and $29.21 per unit that primarily vest ratably over four years subject to continued employment. Compensation expense for these units is primarily being recognized over a four-year period.

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

During each of the three years in the period ended December 31, 2023, we granted 280,342, 252,206 and 163,065 fully vested LTIP Units to certain employees, who elected to receive all or a portion of their cash bonuses related to prior service as LTIP Units. The LTIP Units had a grant-date fair value of $15.90, $22.19 and $29.54 per unit.

During each of the three years in the period ended December 31, 2023, as part of their annual compensation, we granted to non-employee trustees a total of 155,523, 95,084 and 71,792 fully vested LTIP Units with a grant-date fair value of $11.30, $20.90 and $26.31. The LTIP Units may not be sold while a trustee is serving on the Board of Trustees.

The aggregate grant-date fair value of the Time-Based LTIP Units and LTIP Units granted (collectively "Granted LTIPs") for each of the three years in the period ended December 31, 2023 was $23.4 million, $25.7 million and $40.6 million. Holders of the Granted LTIPs and the Time-Based LTIP Units issued in 2018 related to our successful pursuit of Amazon's new headquarters ("Special Time-Based LTIP Units") have the right to convert vested units into OP Units, which are then subsequently exchangeable for our common shares. Granted LTIPs and Special Time-Based LTIP Units do not have redemption rights, but any OP Units into which units are converted are entitled to redemption rights. Granted LTIPs and Special Time-Based LTIP Units, generally, vote with the OP Units and do not have any separate voting rights except in connection with actions that would materially and adversely affect the rights of the Granted LTIPs and Special Time-Based LTIP Units. The Granted LTIPs were valued based on the closing common share price on the date of grant, less a discount for post-grant restrictions. The discount was determined using Monte Carlo simulations based on the following significant assumptions:

Year Ended December 31,
	2023	2022	2021
Expected volatility	26.0% to 31.0%	30.0% to 41.0%	34.0% to 39.0%
Risk-free interest rate	3.4% to 4.9%	0.4% to 2.9%	0.1% to 0.4%
Post-grant restriction periods	2 to 6 years	2 to 6 years	2 to 3 years

The following is a summary of the Granted LTIPs and Special Time-Based LTIP Units activity:

		Weighted
	Unvested	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2022	1,827,563	$31.01
Granted	1,415,003	16.54
Vested	(1,131,006)	24.74
Forfeited	(245,848)	25.10
Unvested as of December 31, 2023	1,865,712	24.62

The total-grant date fair value of the Granted LTIPs and Special Time-Based LTIP Units that vested for each of the three years in the period ended December 31, 2023 was $28.0 million, $27.2 million and $19.1 million.

Appreciation-Only LTIP Units ("AO LTIP Units")

During the years ended December 31, 2023 and 2022, we granted to certain employees 1.7 million and 1.5 million performance-based AO LTIP Units with a weighted average grant-date fair value of $3.73 and $4.44 per unit. The AO LTIP Units are structured in the form of profits interests that provide for a share of appreciation determined by the increase in the value of a common share at the time of conversion over the participation threshold of $20.83 and $32.30 for the years ended December 31, 2023 and 2022. The AO LTIP Units are subject to a total shareholder return ("TSR") modifier whereby the number of AO LTIP Units that will ultimately be earned will be increased or reduced by as much as 25%. The AO LTIP Units have a three-year performance period with 50% of the AO LTIP Units earned vesting at the end of the three-year performance period and the remaining 50% vesting on the fourth anniversary of the grant date, subject to continued employment. The AO LTIP Units expire on the tenth anniversary of their grant date.

The aggregate grant-date fair value of the AO LTIP Units granted for the years ended December 31, 2023 and 2022 was $6.4 million and $6.6 million, valued using Monte Carlo simulations based on the following significant assumptions:

	Year Ended December 31,
	2023	2022
Expected volatility	30.0%	27.0%
Dividend yield	3.2%	2.7%
Risk-free interest rate	4.1%	1.6%

The following is a summary of the AO LTIP Units activity:

		Weighted
	Unvested	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2022	1,481,593	$4.44
Granted	1,710,246	3.73
Forfeited	(91,889)	3.74
Unvested as of December 31, 2023	3,099,950	4.07

Performance-Based LTIP Units

During the year ended December 31, 2021, we granted to certain employees 627,874 LTIP Units with performance-based vesting requirements ("Performance-Based LTIP Units") and a weighted average grant-date fair value of $15.14 per unit.

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

The aggregate grant-date fair value of the Performance-Based LTIP Units for the years ended December 31, 2022 and 2021 was $384,000 and $29.0 million, valued using Monte Carlo simulations based on the following significant assumptions:

	Year Ended December 31,
	2022	2021
Expected volatility	28.0%	31.0% to 34.0%
Dividend yield	2.7%	2.6%
Risk-free interest rate	1.5%	0.2% to 1.0%

The following is a summary of the Performance-Based LTIP Units activity:

		Weighted
	Unvested	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2022	1,957,748	$19.33
Forfeited (1)	(1,191,918)	17.23
Unvested as of December 31, 2023	765,830	22.58
(1)	Includes 554,093 Performance-Based LTIP Units, which were forfeited in December 2023 as the performance measures were not met.

The total-grant date fair value of the Performance-Based LTIP Units that vested for the years ended December 31, 2022 and 2021 was $4.2 million and $5.1 million.

RSUs

During each of the three years in the period ended December 31, 2023, we granted to certain non-executive employees 78,681, 39,536 and 22,194 RSUs with time-based vesting requirements ("Time-Based RSUs") and a weighted average grant-date fair value of $18.94, $29.36 and $31.52 per unit. During the year ended December 31, 2021, we granted to certain non-executive employees 13,516 RSUs with performance-based vesting requirements ("Performance-Based RSUs") and a weighted average grant-date fair value of $15.16 per unit. Vesting requirements and compensation expense recognition for the Time-Based RSUs and the Performance-Based RSUs are primarily consistent to those of the Time-Based LTIP Units and Performance-Based LTIP Units granted in during each of the three years in the period ended December 31, 2023.

The aggregate grant-date fair value of the RSUs granted during each of the three years in the period ended December 31, 2023 was $1.5 million, $1.2 million and $905,000. The Time-Based RSUs were valued based on the closing common share price on the date of grant and the Performance-Based RSUs were valued using Monte Carlo simulations with the same significant assumptions used to value the Performance-Based LTIP Units above.

The following is a summary of the RSUs activity:

	Time-Based RSUs		Performance-Based RSUs
		Weighted		Weighted
	Unvested	Average Grant-	Unvested	Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Unvested as of December 31, 2022	48,514	$30.04	13,516	$15.16
Granted	78,681	18.94	—	—
Vested	(45,019)	24.24	—	—
Forfeited	(11,426)	23.39	(13,516)	15.16
Unvested as of December 31, 2023	70,750	22.46	—	—

The aggregate total-grant date fair value of the RSUs that vested for the years ended December 31, 2023 and 2022 was $1.1 million and $271,000.

ESPP

The ESPP authorized the issuance of up to 2.1 million common shares. The ESPP provides eligible employees an option to contribute up to $25,000 in any calendar year, through payroll deductions, toward the purchase of our common shares at a discount of 15.0% of the closing price of a common share on relevant determination dates. As of December 31, 2023, there were 1.7 million common shares available for issuance under the ESPP.

Pursuant to the ESPP, employees purchased 84,673, 79,040 and 64,321 common shares for $1.1 million, $1.5 million and $1.6 million during each of the three years in the period ended December 31, 2023, valued using the Black Scholes model based on the following significant assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	30.0% to 37.0%	23.0% to 30.0%	22.0% to 39.0%
Dividend yield	2.4% to 6.3%	1.6% to 4.1%	1.5% to 3.1%
Risk-free interest rate	4.7% to 5.4%	0.2% to 2.4%	0.1%
Expected life	6 months	6 months	6 months

Share-Based Compensation Expense

The following is a summary of share-based compensation expense:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Time-Based LTIP Units	$16,822	$19,378	$16,705
AO LTIP Units and Performance-Based LTIP Units	10,647	12,615	13,101
LTIP Units	1,000	1,000	1,091
Other equity awards (1)	5,394	6,610	7,355
Share-based compensation expense - other	33,863	39,603	38,252
Formation Awards, OP Units and LTIP Units (2)	108	2,156	10,801
Special Time-Based LTIP Units and Special Performance-Based LTIP Units (3)	441	3,235	5,524
Share-based compensation related to Formation Transaction and special equity awards (4)	549	5,391	16,325
Total share-based compensation expense	34,412	44,994	54,577
Less: amount capitalized	(2,312)	(3,722)	(3,026)
Share-based compensation expense	$32,100	$41,272	$51,551
(1)	Primarily comprising compensation expense for: (i) fully vested LTIP Units issued to certain employees in lieu of all or a portion of any cash bonuses earned, (ii) RSUs and (iii) shares issued under our ESPP.
(2)	Includes share-based compensation expense for Formation Awards, LTIP Units and OP Units issued in the Formation Transaction, which fully vested in July 2022.
(3)	Represents equity awards issued related to our successful pursuit of Amazon's additional headquarters in National Landing.
(4)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in the accompanying consolidated statements of operations.

As of December 31, 2023, we had $27.3 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 2.9 years.

Employee Benefits

We have a 401(k) defined contribution plan covering substantially all of our officers and employees which permits participants to defer compensation up to the maximum amount permitted by law. We provide a discretionary matching contribution. Employer contributions vest after one year of service. Our contributions for each of the three years in the period ended December 31, 2023 were $2.3 million, $2.4 million and $2.4 million.

2024 Grants

In 2024, we granted 1.9 million AO LTIP Units, 974,140 Time-Based LTIP Units and 74,842 Time-Based RSUs to certain employees with an estimated total grant-date fair value of $23.9 million. Additionally, we granted 209,047 fully vested

LTIP Units, with a total grant-date fair value of $3.0 million, to certain employees who elected to receive all or a portion of their cash bonus earned, related to 2023 service, as LTIP Units.

16.          Transaction and Other Costs

The following is a summary of transaction and other costs:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Completed, potential and pursued transaction expenses (1)	$1,625	$2,660	$5,818
Severance and other costs	4,491	2,038	1,038
Demolition costs	2,621	813	3,573
Transaction and other costs	$8,737	$5,511	$10,429
(1)	Includes legal and other costs related to pursued transactions and dead deal costs.

17.          Interest Expense

The following is a summary of interest expense:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Interest expense before capitalized interest	$117,811	$87,246	$68,485
Amortization of deferred financing costs	9,779	4,532	4,291
Interest expense related to finance lease right-of-use assets	—	2,091	2,261
Net (gain) loss on non-designated derivatives:
Net unrealized (gain) loss	7,822	(7,355)	(342)
Net realized loss	—	304	—
Capitalized interest	(26,752)	(10,888)	(6,734)
Interest expense	$108,660	$75,930	$67,961

18.          Shareholders' Equity and Earnings (Loss) Per Common Share

Common Shares Repurchased

Our Board of Trustees previously authorized the repurchase of up to $1.0 billion of our outstanding common shares, and in May 2023, increased the common share repurchase authorization to $1.5 billion. During the year ended December 31, 2023, we repurchased and retired 22.6 million common shares for $335.3 million, a weighted average purchase price per share of $14.83. During the year ended December 31, 2022, we repurchased and retired 14.2 million common shares for $361.0 million, a weighted average purchase price per share of $25.49. During the year ended December 31, 2021, we repurchased and retired 5.4 million common shares for $157.7 million, a weighted average purchase price per share of $29.34. Since we began the share repurchase program through December 31, 2023, we have repurchased and retired 45.9 million common shares for $958.8 million, a weighted average purchase price per share of $20.88.

During the first quarter of 2024, through the date of this filing, we repurchased and retired 2.7 million common shares for $45.4 million, a weighted average purchase price per share of $16.52, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

Earnings (Loss) Per Common Share

The following is a summary of the calculation of basic and diluted earnings (loss) per common share and a reconciliation of net income (loss) to the amounts of net income (loss) available to common shareholders used in calculating basic and diluted earnings (loss) per common share:

	Year Ended December 31,
	2023	2022	2021

	(In thousands, except per share amounts)
Net income (loss)	$(91,709)	$98,986	$(89,725)
Net (income) loss attributable to redeemable noncontrolling interests	10,596	(13,244)	8,728
Net (income) loss attributable to noncontrolling interests	1,135	(371)	1,740
Net income (loss) attributable to common shareholders	(79,978)	85,371	(79,257)
Distributions to participating securities	(2,054)	(1,860)	(2,854)
Net income (loss) available to common shareholders - basic and diluted	$(82,032)	$83,511	$(82,111)

Weighted average number of common shares outstanding - basic and diluted	105,095	119,005	130,839

Earnings (loss) per common share - basic and diluted	$(0.78)	$0.70	$(0.63)

The effect of the redemption of OP Units, Time-Based LTIP Units, fully vested LTIP Units and Special Time-Based LTIP Units that were outstanding as of the end of each period is excluded in the computation of diluted earnings (loss) per common share as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings (loss) per share). Since OP Units, Time-Based LTIP Units, LTIP Units and Special Time-Based LTIP Units, which are held by noncontrolling interests, are attributed gains at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average impact are excluded from net income (loss) available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted earnings (loss) per common share. AO LTIP Units, Performance-Based LTIP Units, Formation Awards and RSUs, which totaled 6.8 million, 5.9 million and 4.5 million for each of the three years in the period ended December 31, 2023, were excluded from the calculation of diluted earnings (loss) per common share as they were antidilutive, but potentially could be dilutive in the future.

Dividends Declared in February 2024

On February 14, 2024, our Board of Trustees declared a quarterly dividend of $0.175 per common share, payable on March 15, 2024 to shareholders of record as of March 1, 2024.

19.          Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments.

As of December 31, 2023 and 2022, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized gain on our derivative financial instruments designated as effective hedges was $22.7 million and $55.0 million as of December 31, 2023 and 2022 and was recorded in "Accumulated other comprehensive income" in our consolidated balance sheets, of which a portion was reclassified to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $24.2 million of the net unrealized gain as a decrease to interest expense.

The fair values of the derivative financial instruments are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and observable inputs. The derivative financial instruments are classified within Level 2 of the valuation hierarchy.

The following is a summary of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
December 31, 2023
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$35,632	—	$35,632	—
Classified as liabilities in "Other liabilities, net"	7,936	—	7,936	—
Non-designated derivatives:
Classified as assets in "Other assets, net"	6,709	—	6,709	—
Classified as liabilities in "Other liabilities, net"	6,508	—	6,508	—

December 31, 2022
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$53,515	—	$53,515	—
Non-designated derivatives:
Classified as assets in "Other assets, net"	8,107	—	8,107	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2023 and 2022, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains (losses) included in "Other comprehensive income (loss)" in our consolidated statements of comprehensive income (loss) for each of the three years in the period ended December 31, 2023 were attributable to the net change in unrealized gains (losses) related to effective interest rate swaps that were outstanding during those periods, none of which were reported in our consolidated statements of operations as the interest rate swaps were documented and qualified as hedging instruments. Realized and unrealized gains related to non-designated derivatives are included in "Interest expense" in our consolidated statements of operations.

Fair Value Measurements on a Nonrecurring Basis

Our real estate assets are reviewed for impairment whenever there are changes in circumstances or indicators that the carrying amount of the assets may not be recoverable.

During the year ended December 31, 2023, this assessment resulted in the impairment of three commercial assets and one development parcel. Our estimate of the fair value of 2101 L Street of $121.3 million was determined using a discounted cash flow model and was classified as Level 3 in the fair value hierarchy, which considers, among other things, the anticipated holding period, current market conditions and utilizes unobservable quantitative inputs, including capitalization and discount rates. Our estimate of the fair value of 2100 Crystal Drive, 2200 Crystal Drive and a development parcel totaling $56.4 million was based on a market approach and classified as Level 2 in the fair value hierarchy. The development parcel was sold in December 2023. The impairment loss totaled $90.2 million, which was included in "Impairment loss" in our consolidated statement of operations for the year ended December 31, 2023.

There were no assets measured at fair value on a nonrecurring basis as of December 31, 2022.

During the year ended December 31, 2021, this assessment resulted in the impairment of 7200 Wisconsin Avenue, RTC-West and a development parcel, which were written down to their estimated aggregate fair value of $309.0 million and were classified as Level 2 in the fair value hierarchy. Our estimates of the fair values were based on expected sales prices as determined by contracts that were under negotiation as of December 31, 2021, after adjusting for estimated selling costs. The assets were sold to an unconsolidated real estate venture in April 2022. The impairment loss totaled $25.1 million, which was included in "Impairment loss" in our consolidated statement of operations for the year ended December 31, 2021.

Financial Assets and Liabilities Not Measured at Fair Value

As of December 31, 2023 and 2022, all financial instruments and liabilities were reflected in our consolidated balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	December 31, 2023		December 31, 2022
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgage loans	$1,798,225	$1,753,251	$1,901,875	$1,830,651
Revolving credit facility	62,000	62,000	—	—
Term loans	720,000	715,950	550,000	551,369
(1)	The carrying amount consists of principal only.

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

20.          Segment Information

We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. We define our reportable segments to be aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our CODM, makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we aggregate our operating segments into three reportable segments (multifamily, commercial and third-party asset management and real estate services) based on the economic characteristics and nature of our assets and services.

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

The following represents the components of revenue from our third-party asset management and real estate services business:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Property management fees	$19,930	$19,589	$19,427
Asset management fees	5,030	6,191	8,468
Development fees	10,253	8,325	25,493
Leasing fees	5,592	6,017	5,833
Construction management fees	1,383	522	512
Other service revenue	5,316	5,706	6,146
Third-party real estate services revenue, excluding reimbursements	47,504	46,350	65,879
Reimbursement revenue (1)	44,547	42,672	48,124
Third-party real estate services revenue, including reimbursements	92,051	89,022	114,003
Third-party real estate services expenses	88,948	94,529	107,159
Third-party real estate services revenue less expenses	$3,103	$(5,507)	$6,844
(1)	Represents reimbursement of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Management company assets primarily consist of management and leasing contracts with a net book value of $8.1 million and $13.7 million as of December 31, 2023 and 2022, which are classified in "Intangible assets, net" in our consolidated balance sheets. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

The following is the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Net income (loss) attributable to common shareholders	$(79,978)	$85,371	$(79,257)
Add:
Depreciation and amortization expense	210,195	213,771	236,303
General and administrative expense:
Corporate and other	54,838	58,280	53,819
Third-party real estate services	88,948	94,529	107,159
Share-based compensation related to Formation Transaction and special equity awards	549	5,391	16,325
Transaction and other costs	8,737	5,511	10,429
Interest expense	108,660	75,930	67,961
Loss on the extinguishment of debt	450	3,073	—
Impairment loss	90,226	—	25,144
Income tax expense (benefit)	(296)	1,264	3,541
Net income (loss) attributable to redeemable noncontrolling interests	(10,596)	13,244	(8,728)
Net income (loss) attributable to noncontrolling interests	(1,135)	371	(1,740)
Less:
Third-party real estate services, including reimbursements revenue	92,051	89,022	114,003
Other revenue	10,902	7,421	7,671
Loss from unconsolidated real estate ventures, net	(26,999)	(17,429)	(2,070)
Interest and other income, net	15,781	18,617	8,835
Gain on the sale of real estate, net	79,335	161,894	11,290
Consolidated NOI	$299,528	$297,210	$291,227

The following is a summary of NOI and certain balance sheet data by segment. Items classified in the Other column include development assets, corporate entities, land assets for which we are the ground lessor and the elimination of inter-segment activity.

	Year Ended December 31, 2023
	Multifamily	Commercial	Other	Total

	(In thousands)
Property rental revenue	$206,705	$262,826	$13,628	$483,159
Parking revenue	1,047	16,844	195	18,086
Total property revenue	207,752	279,670	13,823	501,245
Property expense:
Property operating	72,264	75,254	(3,469)	144,049
Real estate taxes	21,961	33,546	2,161	57,668
Total property expense	94,225	108,800	(1,308)	201,717
Consolidated NOI	$113,527	$170,870	$15,131	$299,528

	Year Ended December 31, 2022
	Multifamily	Commercial	Other	Total

	(In thousands)
Property rental revenue	$180,068	$301,955	$9,715	$491,738
Parking revenue	857	16,530	256	17,643
Total property revenue	180,925	318,485	9,971	509,381
Property expense:
Property operating	62,017	86,223	1,764	150,004
Real estate taxes	20,580	37,950	3,637	62,167
Total property expense	82,597	124,173	5,401	212,171
Consolidated NOI	$98,328	$194,312	$4,570	$297,210

	Year Ended December 31, 2021
	Multifamily	Commercial	Other	Total

	(In thousands)
Property rental revenue	$139,918	$352,180	$7,488	$499,586
Parking revenue	415	12,441	246	13,102
Total property revenue	140,333	364,621	7,734	512,688
Property expense:
Property operating	52,527	102,967	(4,856)	150,638
Real estate taxes	20,207	45,701	4,915	70,823
Total property expense	72,734	148,668	59	221,461
Consolidated NOI	$67,599	$215,953	$7,675	$291,227

	Multifamily	Commercial	Other	Total

	(In thousands)
December 31, 2023
Real estate, at cost	$3,154,116	$2,357,713	$363,333	$5,875,162
Investments in unconsolidated real estate ventures	—	176,786	87,495	264,281
Total assets	2,559,395	2,683,947	275,173	5,518,515

December 31, 2022
Real estate, at cost	$2,986,907	$2,754,832	$416,343	$6,158,082
Investments in unconsolidated real estate ventures	304	218,723	80,854	299,881
Total assets	2,483,902	2,829,576	589,960	5,903,438

21.          Commitments and Contingencies

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

Construction Commitments

As of December 31, 2023, we had assets under construction that, based on our current plans and estimates, require an additional $177.1 million to complete, which we anticipate will be primarily expended over the next two years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset sales and recapitalizations, and available cash.

Environmental Matters

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $17.6 million and $18.0 million as of December 31, 2023 and 2022, and are included in "Other liabilities, net" in our consolidated balance sheets.

Operating and Finance Leases

As of December 31, 2023, we are obligated under non-cancellable operating leases, including ground leases on certain of our properties with terms extending through the year 2037. As of December 31, 2023, our operating lease liabilities were calculated based on the weighted average discount rates of 5.6% and had a weighted average remaining lease term of 13.5 years.

As of December 31, 2023, future minimum lease payments under our non-cancellable operating leases are as follows:

Year ending December 31,	Amount
(In thousands)
2024	$6,539
2025	6,737
2026	6,942
2027	7,154
2028	5,934
Thereafter	60,542
Total future minimum lease payments	93,848
Imputed interest	(29,347)
Total liabilities related to lease right-of-use assets	$64,501

During the year ended December 31, 2023, we incurred $5.4 million of fixed operating lease expenses, and $180,000 of variable operating lease expenses. In April 2022, we sold the finance ground leases at 1730 M Street and Courthouse Plaza 1 and 2 to an unconsolidated real estate venture. During the year ended December 31, 2022, we incurred $601,000 and $2.6 million of fixed operating and finance lease expenses, and $97,000 of variable operating lease expenses. During the year ended December 31, 2021, we incurred $731,000 and $2.8 million of fixed operating and finance lease expenses, and $2.6 million of variable operating lease expenses.

Other

As of December 31, 2023, we had committed tenant-related obligations totaling $46.8 million ($46.0 million related to our consolidated entities and $828,000 related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows. During the year ended December 31, 2023, we recognized a $6.0 million gain from the settlement of litigation, which was included in "Interest and other income, net" in our consolidated statement of operations.

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

As of December 31, 2023, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures and other investments totaling $61.3 million. As of December 31, 2023, we had no principal payment guarantees related to our unconsolidated real estate ventures.

Additionally, with respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of December 31, 2023, the aggregate amount of principal payment guarantees was $8.3 million for our consolidated entities.

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

22.          Transactions with Related Parties

Our third-party asset management and real estate services business provides fee-based real estate services to the JBG Legacy Funds, other third parties and the WHI Impact Pool. In connection with the contribution to us of certain assets formerly owned by the JBG Legacy Funds as part of the Formation Transaction, the general partner and managing member interests in the JBG Legacy Funds that were held by certain former JBG executives (and who became members of our management team and/or Board of Trustees) were not transferred to us and remain under the control of these individuals. In addition, certain members of our senior management team and Board of Trustees have ownership interests in the JBG Legacy Funds, and own carried interests in each fund and in certain of our real estate ventures that entitle them to receive cash payments if the fund or real estate venture achieves certain return thresholds.

We launched the WHI with the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. As of December 31, 2023, the WHI Impact Pool completed fundraising in 2020 with capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million. As of December 31, 2023, our remaining commitment was $3.5 million.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds and the WHI Impact Pool was $21.3 million, $20.0 million and $22.6 million for each of the three years in the period ended December 31, 2023. As of December 31, 2023 and 2022, we had receivables from the JBG Legacy Funds and the WHI Impact Pool totaling $3.5 million and $4.5 million for such services.

Commencing in March 2023, in connection with the sale of an 80.0% interest in 4747 Bethesda Avenue, we leased our corporate offices from an unconsolidated real estate venture and incurred $5.0 million of rent expense for the year ended December 31, 2023, which was included in "General and administrative expense" in our consolidated statement of operations.

We rented our former corporate offices from an unconsolidated real estate venture and made payments totaling $922,000 and $1.3 million for the years ended December 31, 2022 and 2021.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $9.3 million, $10.7 million and $18.6 million for each of the three years in the period ended December 31, 2023, which was included in "Property operating expenses" in our consolidated statements of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, our disclosure controls and procedures were effective.

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

As of December 31, 2023, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited our consolidated financial statements and has issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of JBG SMITH Properties

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of JBG SMITH Properties and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 20, 2024, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche LLP

McLean, Virginia

February 20, 2024

ITEM 9B. OTHER INFORMATION

TRADING ARRANGEMENTS

During the three months ended December 31, 2023, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

AMENDMENT TO EMPLOYMENT AGREEMENTS

On February 14, 2024, the Company’s Compensation Committee approved, and the Company entered into, amendments to the employment agreements between the Company and each of Ms. Banerjee, Messrs. Museles, Reynolds and Xanders which changed the severance amount upon a qualifying change in control termination (as defined in each such employment agreement) from two times the sum of the executive’s current base salary and target annual bonus, to three times the sum of the executive’s current base salary and target annual bonus. The foregoing summary of the amendments is qualified in its entirety by each of the amendments, copies of which are filed as Exhibits 10.57, 10.58, 10.54 and 10.59 to this Annual Report on Form 10-K and incorporated by reference herein.

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

Taxation of JBG SMITH as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year that ended December 31, 2017 (our first taxable year). We believe that we are organized and operate in such a manner as to qualify for taxation as a REIT under the applicable provisions of the Code. We conduct our business as an umbrella partnership REIT, pursuant to which substantially all of our assets are held by our operating partnership, JBG SMITH LP. We are the sole general partner of JBG SMITH LP and we own 87.8% of its outstanding OP Units. JBG SMITH LP owns, directly or indirectly, majority interests in several subsidiary REITs and minority interests in certain other subsidiary REITs through its interests in certain joint ventures. Our subsidiary REITs are subject to the same REIT qualification requirements and other limitations described herein that apply to us (and in certain cases, are subject to more stringent REIT qualification requirements).

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

Federal Estate Taxes

Shares held by a non-U.S. shareholder at the time of death will be included in the shareholder's gross estate for U.S. federal estate tax purposes unless an applicable estate tax treaty provides otherwise.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Shareholders to be held on April 25, 2024 (the "2024 Proxy Statement"). The 2024 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our 2024 Proxy Statement. The 2024 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference from our 2024 Proxy Statement. The 2024 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our 2024 Proxy Statement. The 2024 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our 2024 Proxy Statement. The 2024 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following consolidated information is included in this Form 10-K:
(1)	Consolidated Financial Statements

These consolidated financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

(2) Financial Statement Schedules

9
Page
Schedule III - Real Estate Investments and Accumulated Depreciation	140

Schedules other than the one listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

SCHEDULE III

JBG SMITH PROPERTIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2023

(Dollars in thousands)

				Costs
				Capitalized	Gross Amounts at Which Carried			Accumulated
		Initial Cost to Company		Subsequent	at Close of Period			Depreciation
		Land and	Buildings and	to	Land and	Buildings and		and	Date of	Date
Description	Encumbrances(1)	Improvements	Improvements	Acquisition(2)	Improvements (3)	Improvements	Total	Amortization	Construction(4)	Acquired
Multifamily Operating Assets
Fort Totten Square	$—	$24,390	$90,404	$2,009	$24,424	$92,379	$116,803	$23,985	2015	2017
WestEnd25	97,500	67,049	5,039	115,308	69,177	118,219	187,396	44,004	2009	2007
F1RST Residences	77,512	31,064	133,256	1,034	31,069	134,285	165,354	20,740	2017	2019
1221 Van Street	87,253	27,386	63,775	27,952	28,263	90,850	119,113	24,748	2018	2017
North End Retail (5)	—	5,847	9,333	(109)	5,871	9,200	15,071	1,987	2015	2017
RiverHouse Apartments	307,710	118,421	125,078	101,369	139,341	205,527	344,868	100,055	1960	2007
The Bartlett	217,453	41,687	—	228,710	41,993	228,404	270,397	46,040	2016	2007
220 20th Street	80,240	8,434	19,340	103,748	9,030	122,492	131,522	49,363	2009	2017
West Half	—	45,668	17,902	164,575	49,079	179,066	228,145	43,091	2019	2017
The Wren	110,045	14,306	—	140,978	17,767	137,517	155,284	23,580	2020	2017
900 W Street	—	21,685	5,162	39,214	22,182	43,879	66,061	8,323	2020	2017
901 W Street	—	25,992	8,790	65,715	26,905	73,592	100,497	13,478	2020	2017
The Batley	—	44,315	158,408	403	44,412	158,714	203,126	12,175	2019	2021
2221 S. Clark-Residential	—	6,185	16,981	37,084	6,540	53,710	60,250	16,563	1964	2002
8001 Woodmont Ave	101,720	28,621	180,775	(3,714)	28,641	177,041	205,682	7,596	2021	2022
Atlantic Plumbing	—	50,287	105,483	567	50,307	106,030	156,337	6,528	2016	2022
Commercial Operating Assets
2101 L Street	120,307	32,815	51,642	16,727	29,834	71,350	101,184	1,315	1975	2003
2121 Crystal Drive	—	21,503	87,329	62,516	24,613	146,735	171,348	64,534	1985	2002
2345 Crystal Drive	—	23,126	93,918	62,152	24,260	154,936	179,196	82,224	1988	2002
2231 Crystal Drive	—	20,611	83,705	32,476	21,969	114,823	136,792	63,041	1987	2002
1550 Crystal Drive	—	22,182	70,525	185,485	42,560	235,632	278,192	68,700	1980, 2020	2002
2011 Crystal Drive	—	18,940	76,921	55,542	19,897	131,506	151,403	67,615	1984	2002
2451 Crystal Drive	—	11,669	68,047	53,057	12,573	120,200	132,773	59,539	1990	2002
1235 S. Clark Street	76,537	15,826	56,090	36,146	16,733	91,329	108,062	52,722	1981	2002
241 18th Street S.	—	13,867	54,169	64,746	24,076	108,706	132,782	57,420	1977	2002
251 18th Street S.	34,152	12,305	49,360	60,206	15,572	106,299	121,871	58,313	1975	2002
1215 S. Clark Street	105,000	13,636	48,380	55,905	14,401	103,520	117,921	55,243	1983	2002
201 12th Street S.	32,728	8,432	52,750	31,264	9,106	83,340	92,446	47,072	1987	2002
800 North Glebe Road	—	28,168	140,983	1,865	28,168	142,848	171,016	34,589	2012	2017
2200 Crystal Drive	—	10,136	30,050	(23,390)	3,680	13,116	16,796	281	1968	2002
1225 S. Clark Street	85,000	11,176	43,495	38,712	11,810	81,573	93,383	40,465	1982	2002
1901 South Bell Street	—	11,669	36,918	19,034	12,325	55,296	67,621	32,242	1968	2002
2100 Crystal Drive	—	7,957	23,590	(11,148)	4,650	15,749	20,399	6,873	1968	2002
1800 South Bell Street (6)	—	9,072	28,702	9,989	9,299	38,464	47,763	36,978	1969	2002
200 12th Street S.	16,439	8,016	30,552	21,349	8,473	51,444	59,917	32,323	1985	2002
Crystal City Shops at 2100	—	4,059	9,309	(5,992)	2,940	4,436	7,376	1,870	1968	2002
Crystal Drive Retail	—	5,241	20,465	(1,230)	5,375	19,101	24,476	11,786	2003	2004
One Democracy Plaza	—	—	33,628	(27,590)	71	5,967	6,038	2,219	1987	2002
1770 Crystal Drive	—	10,771	44,276	72,722	14,385	113,384	127,769	13,965	1980, 2020	2002
Ground Leases and Other
1700 M Street	—	34,178	46,938	(26,130)	54,986	—	54,986	—		2002, 2006
1831/1861 Wiehle Avenue	—	39,529	—	3,677	43,206	—	43,206	—		2017
Under-Construction Assets
1900 Crystal Drive (7)	187,358	16,811	53,187	335,465	7,989	397,474	405,463	136	2023	2002
2000/2001 South Bell Street	61,271	7,300	8,805	194,793	—	210,898	210,898	—		2002
Development Pipeline	—	144,471	15,189	90,356	136,785	113,231	250,016	25
Corporate
Corporate	782,000	—	—	18,163	—	18,163	18,163	4,657		2017
	$2,580,225	$1,124,803	$2,298,649	$2,451,710	$1,194,737	$4,680,425	$5,875,162	$1,338,403

Note:  Depreciation of the buildings and improvements is calculated over lives ranging from the life of the lease to 40 years. The net basis of our assets and liabilities for tax reporting purposes is approximately $422.1 million higher than the amounts reported in our consolidated balance sheet as of December 31, 2023.

(1)	Represents the contractual debt obligations.
(2)	Includes asset impairments recognized, amounts written off in connection with redevelopment activities and partial sale of assets.
(3)	Land associated with buildings under construction was included in construction in progress which is reflected in the Building and Improvements column.
(4)	Date of original construction, many assets have had substantial renovation or additional construction. See "Costs Capitalized Subsequent to Acquisition" column.
(5)	In January 2024, we sold North End Retail for a gross sales price of $14.3 million.
(6)	In the first quarter of 2024, 1800 South Bell Street was taken out of service.
(7)	In December 2023, a portion of 1900 Crystal Drive was placed into service.

The following is a reconciliation of real estate and accumulated depreciation:

	Year Ended December 31,
	2023	2022	2021
Real Estate: (1)
Balance at beginning of the year	$6,158,082	$6,310,361	$6,074,516
Acquisitions	—	365,166	202,565
Additions	347,757	352,034	165,930
Assets sold or written‑off	(444,480)	(869,479)	(92,332)
Real estate impaired (2)	(186,197)	—	(40,318)
Balance at end of the year	$5,875,162	$6,158,082	$6,310,361
Accumulated Depreciation:
Balance at beginning of the year	$1,335,000	$1,368,012	$1,232,699
Depreciation expense	187,988	184,678	201,649
Accumulated depreciation on assets sold or written‑off	(88,614)	(217,690)	(51,162)
Accumulated depreciation on real estate impaired (2)	(95,971)	—	(15,174)
Balance at end of the year	$1,338,403	$1,335,000	$1,368,012
(1)	Includes assets held for sale.
(2)	In 2023, we determined that 2101 L Street, 2100 Crystal Drive, 2200 Crystal Drive and a development parcel were impaired and recorded an impairment loss totaling $90.2 million. In 2021, we determined that 7200 Wisconsin Avenue, RTC-West and a development parcel were impaired and recorded an impairment loss totaling $25.1 million. See Note 19 to the consolidated financial statements for additional information.

(3) Exhibit Index

Exhibits	Description

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

3.1	Declaration of Trust of JBG SMITH Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 21, 2017).

3.2	Articles Supplementary to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 6, 2018).

3.3	Articles of Amendment to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed on May 3, 2018).

3.4	Second Amended and Restated Bylaws of JBG SMITH Properties, effective August 3, 2023 (incorporated by reference to Exhibit 3.4 in our Quarterly Report on Form 10-Q, filed on August 8, 2023).

4.1**	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

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

10.6

Credit Agreement, dated as of January 14, 2022 by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 14, 2022).

10.7

First Amendment to Credit Agreement, dated as of July 29, 2022, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on August 2, 2022).

10.8

Second Amendment to Credit Agreement, dated as of July 24, 2023, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 28, 2023).

10.9

Credit Agreement, dated as of July 29, 2022, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 2, 2022).

10.10

First Amendment to Credit Agreement, dated as of July 24, 2023, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form - K, filed on July 28, 2023).

10.11

Amended and Restated Credit Agreement, dated as of June 29, 2023, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 29, 2023).

10.12†	Form of JBG SMITH Properties Unit Issuance Agreement (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on July 21, 2017).

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

Exhibits	Description

10.33†	Amendment No. 3 to the 2017 Employee Share Purchase Plan, effective July 20, 2020 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 10-Q, filed on November 3, 2020).

10.34†**	Amendment No. 4 to the 2017 Employee Share Purchase Plan, effective October 30, 2023.

10.35†	Form of 2020 JBG SMITH Properties Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K, filed on March 5, 2020).

10.36†	Form of 2020 JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K, filed on March 5, 2020).

10.37†	Form of Amended and Restated 2018 Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K, filed on March 5, 2020).

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

10.44†	Amendment No. 3 to the JBG SMITH Properties 2017 Omnibus Share Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on April 30, 2021).

10.45†	Form of JBG SMITH Properties Restricted Share Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.46†	Form of JBG SMITH Properties Restricted Share Unit Award Agreement for Consultants (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.47†	Form of July 2021 Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.5 to our Current Report on Form 10-Q, filed on August 3, 2021).

Exhibits	Description

10.48†	Form of July 2021 Restricted LTIP Unit Agreement (Special Termination & Vesting Provisions) (incorporated by reference to Exhibit 10.6 to our Current Report on Form 10-Q, filed on August 3, 2021).

10.49†	Form of JBG SMITH Properties Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.50†	Form of 2021 JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.51†	Form of AO LTIP Unit Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2022).

10.52†**	Form of 2024 AO LTIP Unit Agreement.

10.53†**	Form of Agreement Equity Award in Lieu of Annual Cash Bonus.

10.54†**	First Amendment to Second Amended and Restated Employment Agreement, dated as of February 14, 2024, by and between JBG SMITH Properties and Kevin P. Reynolds.

10.55†**	Employment Agreement, dated as of February 14, 2024, by and between JBG SMITH Properties and Evan Regan-Levine.

10.56†**	Employment Agreement, dated as of February 14, 2024, by and between JBG SMITH Properties and David Ritchey.

10.57†**	First Amendment to Amended and Restated Employment Agreement, dated as of February 14, 2024, by and between JBG SMITH Properties and Madhumita Moina Banerjee.

10.58†**	First Amendment to Amended and Restated Employment Agreement, dated as of February 14, 2024, by and between JBG SMITH Properties and Steven A. Museles.

10.59†**	First Amendment to Employment Agreement, dated as of February 14, 2024, by and between JBG SMITH Properties and George Xanders.

21.1**	List of Subsidiaries of the Registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C 1350, as created by Section 906 of the Sarbanes- Oxley Act of 2002.

97.1†**	JBG SMITH Properties Incentive Compensation Recovery Policy.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibits	Description

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Extension Calculation Linkbase

101.LAB	Inline XBRL Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**    Filed herewith.

†      Denotes a management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBG SMITH Properties

Date: February 20, 2024	/s/ M. Moina Banerjee
M. Moina Banerjee
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ Robert A. Stewart	Chairman of the Board	February 20, 2024
Robert Stewart

/s/ W. Matthew Kelly	Chief Executive Officer and Trustee	February 20, 2024
W. Matthew Kelly	(Principal Executive Officer)

/s/ M. Moina Banerjee	Chief Financial Officer	February 20, 2024
M. Moina Banerjee	(Principal Financial Officer)

/s/ Angela Valdes	Chief Accounting Officer	February 20, 2024
Angela Valdes	(Principal Accounting Officer)

/s/ Phyllis R. Caldwell	Trustee	February 20, 2024
Phyllis R. Caldwell

/s/ Scott A. Estes	Trustee	February 21, 2023
Scott A. Estes

/s/ Alan S. Forman	Trustee	February 20, 2024
Alan S. Forman

/s/ Michael J. Glosserman	Trustee	February 20, 2024
Michael J. Glosserman

/s/ Alisa M. Mall	Trustee	February 20, 2024
Alisa M. Mall

/s/ Carol A. Melton	Trustee	February 20, 2024
Carol A. Melton

/s/ William J. Mulrow	Trustee	February 20, 2024
William J. Mulrow

/s/ D. Ellen Shuman	Trustee	February 20, 2024
D. Ellen Shuman