Form 10-Q
period 2024-03-31
JBG SMITH Properties
filed 2024-04-30
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 26, 2024, JBG SMITH Properties had 91,903,118 common shares outstanding.

JBG SMITH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value amounts)

	March 31, 2024	December 31, 2023
ASSETS
Real estate, at cost:
Land and improvements	$1,187,685	$1,194,737
Buildings and improvements	4,283,889	4,021,322
Construction in progress, including land	427,524	659,103
	5,899,098	5,875,162
Less: accumulated depreciation	(1,379,090)	(1,338,403)
Real estate, net	4,520,008	4,536,759
Cash and cash equivalents	220,514	164,773
Restricted cash	39,752	35,668
Tenant and other receivables	40,223	44,231
Deferred rent receivable	178,111	171,229
Investments in unconsolidated real estate ventures	104,782	264,281
Deferred leasing costs, net	79,538	81,477
Intangible assets, net	54,401	56,616
Other assets, net	168,021	163,481
TOTAL ASSETS	$5,405,350	$5,518,515

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans, net	$1,816,508	$1,783,014
Revolving credit facility	—	62,000
Term loans, net	717,391	717,172
Accounts payable and accrued expenses	133,084	124,874
Other liabilities, net	129,489	138,869
Total liabilities	2,796,472	2,825,929
Commitments and contingencies
Redeemable noncontrolling interests	435,529	440,737
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized; none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 91,819 and 94,309 shares issued and outstanding as of March 31, 2024 and December 31, 2023	919	944
Additional paid-in capital	2,941,724	2,978,852
Accumulated deficit	(825,304)	(776,962)
Accumulated other comprehensive income	31,352	20,042
Total shareholders' equity of JBG SMITH Properties	2,148,691	2,222,876
Noncontrolling interests	24,658	28,973
Total equity	2,173,349	2,251,849
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$5,405,350	$5,518,515

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
REVENUE
Property rental	$122,636	$124,033
Third-party real estate services, including reimbursements	17,868	22,784
Other revenue	4,680	6,145
Total revenue	145,184	152,962
EXPENSES
Depreciation and amortization	56,855	53,431
Property operating	35,279	35,612
Real estate taxes	13,795	15,224
General and administrative:
Corporate and other	14,973	16,123
Third-party real estate services	22,327	23,823
Share-based compensation related to Formation Transaction and special equity awards	—	351
Transaction and other costs	1,514	2,472
Total expenses	144,743	147,036
OTHER INCOME (EXPENSE)
Income from unconsolidated real estate ventures, net	975	433
Interest and other income, net	2,100	4,077
Interest expense	(30,160)	(26,842)
Gain on the sale of real estate, net	197	40,700
Impairment loss	(17,211)	—
Total other income (expense)	(44,099)	18,368
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	(43,658)	24,294
Income tax benefit	1,468	16
NET INCOME (LOSS)	(42,190)	24,310
Net (income) loss attributable to redeemable noncontrolling interests	4,534	(3,363)
Net loss attributable to noncontrolling interests	5,380	224
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(32,276)	$21,171
EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.36)	$0.19
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	92,635	114,052

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
NET INCOME (LOSS)	$(42,190)	$24,310
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative financial instruments	24,840	(8,969)
Reclassification of net income on derivative financial instruments from accumulated other comprehensive income into interest expense	(10,421)	(7,816)
Total other comprehensive income (loss)	14,419	(16,785)
COMPREHENSIVE INCOME (LOSS)	(27,771)	7,525
Net (income) loss attributable to redeemable noncontrolling interests	4,534	(3,363)
Net loss attributable to noncontrolling interests	5,380	224
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	(2,026)	2,225
Other comprehensive (income) loss attributable to noncontrolling interests	(1,083)	952
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JBG SMITH PROPERTIES	$(20,966)	$7,563

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income	Interests	Equity
BALANCE AS OF DECEMBER 31, 2023	94,309	$944	$2,978,852	$(776,962)	$20,042	$28,973	$2,251,849
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(32,276)	—	(5,380)	(37,656)
Redemption of common limited partnership units ("OP Units") for common shares	468	5	7,870	—	—	—	7,875
Common shares repurchased	(2,993)	(30)	(49,414)	—	—	—	(49,444)
Common shares issued pursuant to employee incentive compensation plan and employee share purchase plan ("ESPP")	35	—	589	—	—	—	589
Dividends declared on common shares ($0.175 per common share)	—	—	—	(16,066)	—	—	(16,066)
Distributions to noncontrolling interests, net	—	—	—	—	—	(18)	(18)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	3,827	—	(2,026)	—	1,801
Total other comprehensive income	—	—	—	—	14,419	—	14,419
Other comprehensive income attributable to noncontrolling interests	—	—	—	—	(1,083)	1,083	—
BALANCE AS OF MARCH 31, 2024	91,819	$919	$2,941,724	$(825,304)	$31,352	$24,658	$2,173,349

BALANCE AS OF DECEMBER 31, 2022	114,013	$1,141	$3,263,738	$(628,636)	$45,644	$32,225	$2,714,112
Net income (loss) attributable to common shareholders and noncontrolling interests	—	—	—	21,171	—	(224)	20,947
Redemption of OP Units for common shares	756	8	13,774	—	—	—	13,782
Common shares repurchased	(1,205)	(12)	(20,086)	—	—	—	(20,098)
Common shares issued pursuant to employee incentive compensation plan and ESPP	19	—	624	—	—	—	624
Distributions to noncontrolling interests, net	—	—	—	—	—	(7)	(7)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	24,240	—	2,225	—	26,465
Total other comprehensive loss	—	—	—	—	(16,785)	—	(16,785)
Other comprehensive loss attributable to noncontrolling interests	—	—	—	—	952	(952)	—
BALANCE AS OF MARCH 31, 2023	113,583	$1,137	$3,282,290	$(607,465)	$32,036	$31,042	$2,739,040

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net income (loss)	$(42,190)	$24,310
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	9,538	10,428
Depreciation and amortization expense, including amortization of deferred financing costs	58,462	54,637
Deferred rent	(7,051)	(8,733)
Income from unconsolidated real estate ventures, net	(975)	(433)
Amortization of market lease intangibles, net	58	(253)
Amortization of lease incentives	2,696	741
Impairment loss	17,211	—
Gain on the sale of real estate, net	(197)	(40,700)
Loss (income) on operating lease and other receivables	311	(1,215)
Income from investments, net	(20)	(1,798)
Return on capital from unconsolidated real estate ventures	1,179	3,861
Other non-cash items	365	3,032
Changes in operating assets and liabilities:
Tenant and other receivables	3,710	11,624
Other assets, net	464	1,420
Accounts payable and accrued expenses	(6,015)	(16,069)
Other liabilities, net	(503)	1,780
Net cash provided by operating activities	37,043	42,632
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(47,982)	(78,332)
Acquisition of real estate	—	(450)
Proceeds from the sale of real estate	12,410	68,998
Proceeds from derivative financial instruments	1,465	—
Distributions of capital from unconsolidated real estate ventures and other investments	160,250	—
Investments in unconsolidated real estate ventures and other investments	(2,541)	(16,889)
Net cash provided by (used in) investing activities	123,602	(26,673)
FINANCING ACTIVITIES:
Borrowings under mortgage loans	31,600	223,303
Borrowings under revolving credit facility	30,000	—
Repayments of mortgage loans	(786)	(133,860)
Repayments of revolving credit facility	(92,000)	—
Payments on derivative financial instruments	(1,465)	—
Debt issuance and modification costs	(10)	(7,206)
Redemption of partner's noncontrolling interest	—	(647)
Proceeds from common shares issued pursuant to ESPP	292	—
Common shares repurchased	(49,444)	(20,098)
Dividends paid to common shareholders	(16,066)	(25,664)
Distributions to redeemable noncontrolling interests	(2,931)	(3,968)
Distributions to noncontrolling interests	(10)	—
Net cash (used in) provided by financing activities	(100,820)	31,860

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Net increase in cash and cash equivalents, and restricted cash	$59,825	$47,819
Cash and cash equivalents, and restricted cash, beginning of period	200,441	274,073
Cash and cash equivalents, and restricted cash, end of period	$260,266	$321,892

CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD:
Cash and cash equivalents	$220,514	$279,553
Restricted cash	39,752	42,339
Cash and cash equivalents, and restricted cash	$260,266	$321,892

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $3,008 and $5,175 in 2024 and 2023)	$25,623	$22,705
Accrued capital expenditures included in accounts payable and accrued expenses	77,358	72,375
Write-off of fully depreciated assets	10,574	192
Redemption of OP Units for common shares	7,875	13,782
Recognition of operating lease right-of-use asset	—	61,443
Recognition of liabilities related to operating lease right-of-use asset	—	61,443
Cash paid for amounts included in the measurement of lease liabilities for operating leases	1,616	398

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

Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of March 31, 2024, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 87.6% of its OP Units, after giving effect to the conversion of certain vested long-term incentive partnership units ("LTIP Units") that are convertible into OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our: (i) 10.0% subordinated interest in one commercial building, (ii) 33.5% subordinated interest in four commercial buildings (the "Fortress Assets"), (iii) 49.0% interest in three commercial buildings (the "L'Enfant Plaza Assets") and (iv) 9.9% interest in The Foundry, as well as the associated non-recourse mortgage loans, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures, and we have not guaranteed their obligations or otherwise committed to providing financial support.

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

As of March 31, 2024, our Operating Portfolio consisted of 41 operating assets comprising 15 multifamily assets totaling 6,318 units (6,318 units at our share), 24 commercial assets totaling 7.5 million square feet (7.2 million square feet at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have two under-construction multifamily assets totaling 1,583 units (1,583 units at our share) and 18 assets in the development pipeline totaling 11.3 million square feet (9.3 million square feet at our share) of estimated potential development density.

We derive our revenue primarily from leases with multifamily and commercial tenants, which include fixed and percentage rents, and reimbursements from tenants for certain expenses such as real estate taxes, property operating expenses, and repairs and maintenance. In addition, our third-party asset management and real estate services business provides fee-based real estate services.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission ("SEC") on February 20, 2024 ("Annual Report").

The accompanying condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries and consolidated variable interest entities ("VIEs"), including JBG SMITH LP. See Note 5 for additional information. The portions of the equity and net income (loss) of consolidated entities that are not attributable to us are presented separately as amounts attributable to noncontrolling interests in our condensed consolidated financial statements.

References to our financial statements refer to our unaudited condensed consolidated financial statements as of March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and 2023. References to our balance sheets refer to our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. References to our statements of operations refer to our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023. References to our statements of comprehensive income (loss) refer to our condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2024 and 2023.

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

Recent Accounting Pronouncements

Standards Not Yet Adopted

Climate-Related Disclosures

In March 2024, the SEC issued final rules on the enhancement and standardization of climate-related disclosures. The rules require disclosure of, among other things, (i) actual and potential material impacts of climate-related risks on our strategy, business model and outlook, (ii) climate-related targets and goals that have materially affected or are reasonably likely to materially affect our business, results of operations or financial condition, (iii) governance and management of climate-related risks and (iv) material Scope 1 and Scope 2 greenhouse gas emissions. Additionally, the rules require disclosures in the notes to the financial statements regarding the effects of severe weather events and other natural conditions, subject to certain materiality thresholds, and certain carbon offsets and renewable energy certificates. The rules are effective on a phased-in timeline beginning in the annual reports for the year ended December 31, 2025. In April 2024, the SEC announced a stay of these climate disclosure rules pending judicial review. We are currently evaluating the potential impact of adopting these new rules on our disclosures.

Income Taxes

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("Topic 740"). Topic 740 modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income (loss) from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). Topic 740 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This guidance should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our financial statement disclosures.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures" ("Topic 280"). Topic 280 enhances disclosures of significant segment expenses and other segment items regularly provided to the chief operating decision maker ("CODM"), extends certain annual disclosures to interim periods and permits more than one measure of segment profit (loss) to be reported under certain conditions. The amendments are effective in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption to all periods presented is required, and early adoption of the amendments is permitted. We are currently evaluating the potential impact of adopting this new guidance on our financial statement disclosures.

3.Dispositions

Dispositions

The following is a summary of activity for the three months ended March 31, 2024:

					Gain (Loss)
			Gross	Cash	on the Sale
			Sales	Proceeds	of Real
Date Disposed	Assets	Segment	Price	from Sale	Estate

			(In thousands)
January 22, 2024	North End Retail	Multifamily	$14,250	$12,410	$(1,200)
	Other (1)				1,397
					$197
(1)	Primarily related to certain previously recorded contingent liabilities which were relieved in connection with the sale of Central Place Tower by one of our unconsolidated real estate ventures. See Note 4 for additional information.

4.Investments in Unconsolidated Real Estate Ventures

The following is a summary of the composition of our investments in unconsolidated real estate ventures:

	Effective
	Ownership
Real Estate Venture	Interest (1)	March 31, 2024	December 31, 2023

		(In thousands)
Prudential Global Investment Management ("PGIM") (2)	50.0%	$4,358	$163,375
J.P. Morgan Global Alternatives ("J.P. Morgan") (3)	50.0%	73,592	72,742
4747 Bethesda Venture	20.0%	12,141	13,118
Brandywine Realty Trust	30.0%	13,625	13,681
CBREI Venture (4)	10.0%	169	180
Landmark Partners (5)	18.0%	585	605
Other		312	580
Total investments in unconsolidated real estate ventures (6) (7)		$104,782	$264,281
(1)	Reflects our effective ownership interests as of March 31, 2024. We have multiple investments with certain venture partners in the underlying real estate.
(2)	In February 2024, the venture sold its interest in Central Place Tower for a gross sales price of $325.0 million.
(3)	J.P. Morgan is the advisor for an institutional investor.
(4)	Excludes The Foundry for which we have a zero-investment balance and discontinued applying the equity method of accounting after September 30, 2023. In April 2024, the lender foreclosed on the loan secured by The Foundry and took possession of the property.
(5)	Excludes the L'Enfant Plaza Assets for which we have a zero-investment balance and discontinued applying the equity method of accounting after September 30, 2022.
(6)	Excludes (i) 10.0% subordinated interest in one commercial building, (ii) the Fortress Assets, (iii) the L'Enfant Plaza Assets and (iv) The Foundry held through unconsolidated real estate ventures. See Note 1 for more information. Also, excludes our interest in an investment in the real estate venture that owns 1101 17th Street for which we have discontinued applying the equity method of accounting since June 30, 2018 because we received distributions in excess of our contributions and share of earnings, which reduced our investment to zero; further, we are not obligated to provide for losses, have not guaranteed its obligations or otherwise committed to provide financial support.
(7)	As of March 31, 2024 and December 31, 2023, our total investments in unconsolidated real estate ventures were greater than our share of the net book value of the underlying assets by $9.0 million and $8.7 million, resulting principally from our zero-investment balance in certain real estate ventures and capitalized interest.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $4.5 million and $5.3 million for the three months ended March 31, 2024 and 2023 for such services.

The following is a summary of disposition activity by our unconsolidated real estate ventures:

Proportionate
	Real Estate			Gross	Share of
	Venture		Ownership	Sales	Aggregate
Date Disposed	Partner	Assets	Percentage	Price	Gain (1)

(In thousands)
February 13, 2024	PGIM	Central Place Tower	50.0%	$325,000	$480
(1)	Additionally, we recognized $1.4 million related to certain previously recorded contingent liabilities, which were relieved in connection with the sale and included in "Gain on the sale of real estate, net" in our statement of operations.

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted
	Average Effective
	Interest Rate (1)	March 31, 2024	December 31, 2023

		(In thousands)
Variable rate (2)	5.73%	$175,000	$175,000
Fixed rate (3)	4.13%	60,000	60,000
Mortgage loans (4)		235,000	235,000
Unamortized deferred financing costs and premium / discount, net		(7,847)	(8,531)
Mortgage loans, net (4) (5)		$227,153	$226,469
(1)	Weighted average effective interest rate as of March 31, 2024.
(2)	Includes variable rate mortgages with interest rate cap agreements.
(3)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.
(4)	Excludes mortgage loans related to the Fortress Assets, the L'Enfant Plaza Assets and The Foundry.
(5)	See Note 17 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of financial information for our unconsolidated real estate ventures:

	March 31, 2024	December 31, 2023

	(In thousands)
Combined balance sheet information: (1)
Real estate, net	$450,949	$729,791
Other assets, net	76,246	137,771
Total assets	$527,195	$867,562

Mortgage loans, net	$227,153	$226,469
Other liabilities, net	29,266	47,251
Total liabilities	256,419	273,720
Total equity	270,776	593,842
Total liabilities and equity	$527,195	$867,562

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Combined income statement information: (1)
Total revenue	$13,282	$20,033
Operating income (2)	4,524	2,491
Net income (loss) (2)	644	(1,720)
(1)	Excludes amounts related to the Fortress Assets and the L'Enfant Plaza Assets. Excludes combined balance sheet information for both periods presented and combined income statement information for the three months ended March 31, 2024 related to The Foundry as we discontinued applying the equity method of accounting after September 30, 2023.
(2)	Includes the gain on the sale of Central Place Tower of $894,000 for the three months ended March 31, 2024.

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

Unconsolidated VIEs

As of March 31, 2024 and December 31, 2023, we had interests in entities deemed to be VIEs. Although we may be responsible for managing the day-to-day operations of these investees, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. We account for our investment in these entities under the equity method. As of March 31, 2024 and December 31, 2023, the net carrying amounts of our investment in these entities were $88.1 million and $87.3 million, which were included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs was included in "Income from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees. See Note 17 for additional information.

Consolidated VIEs

JBG SMITH LP is our most significant consolidated VIE. We hold 87.6% of the limited partnership interest in JBG SMITH LP, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management. The noncontrolling interests of JBG SMITH LP do not have substantive liquidation rights, substantive kick-out rights without cause or substantive participating rights that could be exercised by a simple majority of noncontrolling interest limited partners (including by such a limited partner unilaterally). Because the noncontrolling interest holders do not have these rights, JBG SMITH LP is a VIE. As general partner, we have the power to direct the activities of JBG SMITH LP that most significantly affect its economic performance, and through our majority interest, we have both the right to receive benefits from and the obligation to absorb losses of JBG SMITH LP. Accordingly, we are the primary beneficiary of JBG SMITH LP and consolidate it in our financial statements. Because we conduct our business through JBG SMITH LP, its total assets and liabilities comprise substantially all our consolidated assets and liabilities.

As of March 31, 2024 and December 31, 2023, we also consolidated two VIEs (1900 Crystal Drive and 2000/2001 South Bell Street) with total assets of $543.1 million and $503.2 million, and liabilities of $339.0 million and $293.3 million, primarily consisting of construction in process and mortgage loans. The assets of the VIEs can only be used to settle the obligations of the VIEs, and the liabilities include third-party liabilities of the VIEs for which the creditors or beneficial interest holders do not have recourse against us.

6.Other Assets, Net

The following is a summary of other assets, net:

	March 31, 2024	December 31, 2023

	(In thousands)
Prepaid expenses	$12,863	$13,215
Derivative financial instruments, at fair value	47,116	42,341
Deferred financing costs, net	9,469	10,199
Operating lease right-of-use assets (1)	59,529	60,329
Investments in funds (2)	22,874	21,785
Other investments (3)	3,487	3,487
Other	12,683	12,125
Total other assets, net	$168,021	$163,481
(1)	Includes our corporate office lease at 4747 Bethesda Avenue.
(2)	Consists of investments in real estate-focused technology companies, which are recorded at their fair value based on their reported net asset value. During the three months ended March 31, 2024 and 2023, unrealized gains related to these investments were $497,000 and $2.0 million. During the three months ended March 31, 2024 and 2023, realized losses related to these investments were $439,000 and $129,000. Unrealized gains and realized losses were included in "Interest and other income, net" in our statements of operations.
(3)	Primarily consists of equity investments that are carried at cost.

7.Debt

Mortgage Loans

The following is a summary of mortgage loans:

	Weighted Average
	Effective
	Interest Rate (1)	March 31, 2024	December 31, 2023

		(In thousands)
Variable rate (2)	6.31%	$641,382	$608,582
Fixed rate (3)	4.78%	1,189,484	1,189,643
Mortgage loans		1,830,866	1,798,225
Unamortized deferred financing costs and premium / discount, net		(14,358)	(15,211)
Mortgage loans, net		$1,816,508	$1,783,014
(1)	Weighted average effective interest rate as of March 31, 2024.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.41%, and the weighted average maturity date of the interest rate caps was April 2025. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of March 31, 2024, one-month term Secured Overnight Financing Rate ("SOFR") was 5.33%.
(3)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.

As of March 31, 2024 and December 31, 2023, the net carrying value of real estate collateralizing our mortgage loans totaled $2.2 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgage loans are recourse to us. See Note 17 for additional information.

As of March 31, 2024 and December 31, 2023, we had various interest rate swap and cap agreements on certain mortgage loans with an aggregate notional value of $1.6 billion and $1.7 billion. See Note 15 for additional information.

Revolving Credit Facility and Term Loans

As of March 31, 2024 and December 31, 2023, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2025, a $400.0 million term loan ("Tranche A-2 Term Loan") maturing in January 2028 and a $120.0 million term loan ("2023 Term Loan") maturing in June 2028. The revolving credit facility has two six-month extension options, and the Tranche A-1 Term Loan has two one-year extension options.

The following is a summary of amounts outstanding under the revolving credit facility and term loans:

	Effective
	Interest Rate (1)	March 31, 2024	December 31, 2023

		(In thousands)
Revolving credit facility (2) (3)	6.79%	$—	$62,000

Tranche A-1 Term Loan (4)	2.70%	$200,000	$200,000
Tranche A-2 Term Loan (5)	3.58%	400,000	400,000
2023 Term Loan (6)	5.31%	120,000	120,000
Term loans		720,000	720,000
Unamortized deferred financing costs, net		(2,609)	(2,828)
Term loans, net		$717,391	$717,172

(1)	Effective interest rate as of March 31, 2024. The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(2)	As of March 31, 2024, daily SOFR was 5.34%. As of March 31, 2024 and December 31, 2023, letters of credit with an aggregate face amount of $467,000 were outstanding under our revolving credit facility.
(3)	As of March 31, 2024 and December 31, 2023, excludes $9.5 million and $10.2 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our balance sheets.
(4)	As of March 31, 2024 and December 31, 2023, the interest rate swaps fix SOFR at a weighted average interest rate of 1.46%. Interest rate swaps with a total notional value of $200.0 million mature in July 2024. We have two forward-starting interest rate swaps that will be effective July 2024 with a total notional value of $200.0 million, which will effectively fix SOFR at a weighted average interest rate of 4.00% through January 2027.
(5)	As of March 31, 2024 and December 31, 2023, the interest rate swaps fix SOFR at a weighted average interest rate of 2.29%. Interest rate swaps with a total notional value of $200.0 million mature in July 2024 and with a total notional value of $200.0 million mature in January 2028. We have two forward-starting interest rate swaps that will be effective July 2024 with a total notional value of $200.0 million, which will effectively fix SOFR at a weighted average interest rate of 2.81% through the maturity date.
(6)	As of March 31, 2024 and December 31, 2023, the outstanding balance was fixed by an interest rate swap agreement, which fixes SOFR at an interest rate of 4.01% through the maturity date.

8.Other Liabilities, Net

The following is a summary of other liabilities, net:

	March 31, 2024	December 31, 2023

	(In thousands)
Lease intangible liabilities, net	$3,382	$3,496
Lease incentive liabilities	8,777	7,546
Liabilities related to operating lease right-of-use assets (1)	63,789	64,501
Prepaid rent	13,016	11,881
Security deposits	12,287	12,133
Environmental liabilities	17,568	17,568
Deferred tax liability, net	1,847	3,326
Derivative financial instruments, at fair value	6,422	14,444
Other	2,401	3,974
Total other liabilities, net	$129,489	$138,869
(1)	Includes our corporate office lease at 4747 Bethesda Avenue.

9.Redeemable Noncontrolling Interests

OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. Vested LTIP Units are redeemable into OP Units. During the three months ended March 31, 2024 and 2023, unitholders redeemed 468,081 and 756,356 OP Units, which we elected to redeem for an equivalent number of our common shares. As of March 31, 2024, outstanding OP Units and redeemable LTIP Units totaled 13.0 million, representing a 12.4% ownership interest in JBG SMITH LP. Our OP Units and certain vested LTIP Units are presented at the higher of their redemption value or their carrying value, with adjustments to the redemption value recognized in "Additional paid-in capital" in our balance sheets. Redemption value per OP Unit is equivalent to the market value of one common share at the end of the period. In April 2024, unitholders redeemed 83,887 OP Units and LTIP Units, which we elected to redeem for an equivalent number of our common shares.

The following is a summary of the activity of redeemable noncontrolling interests:

	Three Months Ended March 31,
	2024	2023
			Consolidated
	JBG	JBG	Real Estate
	SMITH LP	SMITH LP	Venture (1)	Total

	(In thousands)
Balance, beginning of period	$440,737	$480,663	$647	$481,310
Redemptions	(7,875)	(13,782)	(647)	(14,429)
LTIP Units issued in lieu of cash compensation (2)	2,983	4,456	—	4,456
Net income (loss)	(4,534)	3,363	—	3,363
Other comprehensive income (loss)	2,026	(2,225)	—	(2,225)
Distributions	(2,931)	—	—	—
Share-based compensation expense	8,950	9,543	—	9,543
Adjustment to redemption value	(3,827)	(24,240)	—	(24,240)
Balance, end of period	$435,529	$457,778	$—	$457,778
(1)	As of December 31, 2022, we held a 99.7% ownership interest in a real estate venture that owned The Wren, a multifamily asset. In February 2023, the partner redeemed its 0.3% interest, increasing our ownership interest to 100.0%.
(2)	See Note 11 for additional information.

10.Property Rental Revenue

The following is a summary of property rental revenue from our non-cancellable leases:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Fixed	$112,977	$113,071
Variable	9,659	10,962
Property rental revenue	$122,636	$124,033

11.Share-Based Payments

LTIP Units and Time-Based LTIP Units

In January 2024, we granted to certain employees 974,140 LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") and a weighted average grant-date fair value of $15.93 per unit that primarily vest ratably over four years subject to continued employment. Compensation expense for these units is primarily being recognized over a four-year period.

In January 2024, we granted 209,047 fully vested LTIP Units to certain employees, who elected to receive all or a portion of their cash bonuses related to 2023 service as LTIP Units. The LTIP units had a grant-date fair value of $14.27 per unit. Compensation expense totaling $3.0 million for these LTIP Units was recognized in 2023.

The aggregate grant-date fair value of the Time-Based LTIP Units and the LTIP Units granted during the three months ended March 31, 2024 was $18.5 million. The Time-Based LTIP Units and the LTIP Units were valued based on the closing common share price on the grant date, less a discount for post-grant restrictions. The discount was determined using Monte Carlo simulations based on the following significant assumptions:

Expected volatility	35.0%
Risk-free interest rate	4.4% to 4.6%
Post-grant restriction periods	2 years

In April 2024, as part of their annual compensation, we granted to non-employee trustees a total of 141,422 fully vested LTIP Units with a grant-date fair value of $12.40 per unit, which includes LTIP Units elected in lieu of cash retainers. The LTIP Units may not be sold while a trustee is serving on the Board of Trustees.

Appreciation-Only LTIP Units ("AO LTIP Units")

In January 2024, we granted to certain employees 1.9 million performance-based AO LTIP Units with a grant-date fair value of $3.79 per unit. The AO LTIP Units provide for a share of appreciation determined by the increase in the value of a common share at the time of conversion over the participation threshold of $18.93. The AO LTIP Units are subject to a TSR modifier whereby the number of AO LTIP Units that will ultimately be earned will be increased or reduced by 25%. The AO LTIP Units have a three-year performance period with 50% of the AO LTIP Units earned vesting at the end of the three-year performance period and the remaining 50% vesting on the fourth anniversary of the grant date, subject to continued employment. The AO LTIP Units expire on the tenth anniversary of their grant date.

The aggregate grant-date fair value of the AO LTIP Units granted during the three months ended March 31, 2024 was $7.1 million, valued using Monte Carlo simulations based on the following significant assumptions:

Expected volatility	32.0%
Dividend yield	3.2%
Risk-free interest rate	4.1%

Restricted Share Units ("RSUs")

In January 2024, we granted to certain non-executive employees 74,842 time-based RSUs ("Time-Based RSUs") with a grant-date fair value of $17.21 per unit. Vesting requirements and compensation expense recognition for the Time-Based RSUs are primarily consistent with those of the Time-Based LTIP Units granted in 2024.

The aggregate grant-date fair value of the RSUs granted during the three months ended March 31, 2024 was $1.3 million. The Time-Based RSUs were valued based on the closing common share price on the date of grant.

ESPP

Pursuant to the ESPP, employees purchased 21,401 common shares for $292,000 during the three months ended March 31, 2024, valued using the Black-Scholes model based on the following significant assumptions:

Expected volatility	48.0%
Dividend yield	4.2%
Risk-free interest rate	5.3%
Expected life	3 months

Share-Based Compensation Expense

The following is a summary of share-based compensation expense:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Time-Based LTIP Units	$5,472	$5,532
AO LTIP Units and Performance-Based LTIP Units	3,478	3,660
Other equity awards (1)	1,044	1,536
Share-based compensation expense - other	9,994	10,728
Share-based compensation related to Formation Transaction and special equity awards (2)	—	351
Total share-based compensation expense	9,994	11,079
Less: amount capitalized	(456)	(651)
Share-based compensation expense	$9,538	$10,428
(1)	Primarily comprising compensation expense for: (i) fully vested LTIP Units issued to certain employees in lieu of all or a portion of any cash bonuses earned, (ii) RSUs and (iii) shares issued under our ESPP.
(2)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in our statement of operations. Includes share-based compensation expense for awards issued in connection with the Formation Transaction and with our successful pursuit of Amazon's additional headquarters in National Landing all of which were fully expensed as of December 31, 2023.

As of March 31, 2024, we had $40.8 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 2.4 years.

In April 2024, our shareholders approved an amendment to the JBG SMITH 2017 Omnibus Share Plan, as amended, (the "Plan") to increase the common shares reserved for issuance under the Plan by 7.5 million common shares.

12.Transaction and Other Costs

The following is a summary of transaction and other costs:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Completed, potential and pursued transaction expenses (1)	$1,507	$47
Severance and other costs	7	1,448
Demolition costs	—	977
Transaction and other costs	$1,514	$2,472
(1)	Primarily consists of dead deal costs.

13.Interest Expense

The following is a summary of interest expense:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Interest expense before capitalized interest	$30,840	$27,908
Amortization of deferred financing costs	3,903	1,279
Net loss on non-designated derivatives:
Net unrealized loss	42	2,697
Net realized loss	—	133
Capitalized interest	(4,625)	(5,175)
Interest expense	$30,160	$26,842

14.Shareholders' Equity and Earnings (Loss) Per Common Share

Common Shares Repurchased

Our Board of Trustees has authorized the repurchase of up to $1.5 billion of our outstanding common shares. During the three months ended March 31, 2024, we repurchased and retired 3.0 million common shares for $49.4 million, a weighted average purchase price per share of $16.50. During the three months ended March 31, 2023, we repurchased and retired 1.2 million common shares for $20.1 million, a weighted average purchase price per share of $16.66. Since we began the share repurchase program through March 31, 2024, we have repurchased and retired 48.9 million common shares for $1.0 billion, a weighted average purchase price per share of $20.61.

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

The following is a summary of the calculation of basic and diluted earnings (loss) per common share and a reconciliation of net income (loss) to the amounts of net income (loss) available to common shareholders used in calculating basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
	2024	2023

	(In thousands, except per share amounts)
Net income (loss)	$(42,190)	$24,310
Net (income) loss attributable to redeemable noncontrolling interests	4,534	(3,363)
Net loss attributable to noncontrolling interests	5,380	224
Net income (loss) attributable to common shareholders	(32,276)	21,171
Distributions to participating securities	(654)	—
Net income (loss) available to common shareholders - basic and diluted	$(32,930)	$21,171

Weighted average number of common shares outstanding - basic and diluted	92,635	114,052

Earnings (loss) per common share - basic and diluted	$(0.36)	$0.19

The effect of the redemption of OP Units, Time-Based LTIP Units, fully vested LTIP Units and special equity awards that were outstanding as of March 31, 2024 and 2023 is excluded in the computation of diluted earnings (loss) per common share as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings (loss) per share). Since OP Units, Time-Based LTIP Units, LTIP Units and special equity awards, which are held by noncontrolling interests, are attributed gains at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average impact are excluded from net income (loss) available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted earnings (loss) per common share. AO LTIP Units, Performance-Based LTIP Units, formation awards and RSUs, which totaled 7.9 million and 5.5 million for the three months ended March 31, 2024 and 2023, were excluded from the calculation of diluted earnings (loss) per common share as they were antidilutive, but potentially could be dilutive in the future.

Dividends Declared in April 2024

On April 25, 2024, our Board of Trustees declared a quarterly dividend of $0.175 per common share, payable on May 24, 2024 to shareholders of record as of May 10, 2024.

15.Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments.

As of March 31, 2024 and December 31, 2023, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized gain on our derivative financial instruments designated as effective hedges was $36.0 million and $22.7 million as of March 31, 2024 and December 31, 2023 and was recorded in "Accumulated other comprehensive income" in our balance sheets, of which a portion was allocated to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $25.0 million of the net unrealized gain as a decrease to interest expense.

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

The following is a summary of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
March 31, 2024
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$40,590	—	$40,590	—
Classified as liabilities in "Other liabilities, net"	16	—	16	—
Non-designated derivatives:
Classified as assets in "Other assets, net"	6,526	—	6,526	—
Classified as liabilities in "Other liabilities, net"	6,406	—	6,406	—

December 31, 2023
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$35,632	—	$35,632	—
Classified as liabilities in "Other liabilities, net"	7,936	—	7,936	—
Non-designated derivatives:
Classified as assets in "Other assets, net"	6,709	—	6,709	—
Classified as liabilities in "Other liabilities, net"	6,508	—	6,508	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2024 and December 31, 2023, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains (losses) included in "Other comprehensive income (loss)" in our statements of comprehensive income (loss) for the three months ended March 31, 2024 and 2023 were attributable to the net change in unrealized gains or losses related to effective derivative financial instruments that were outstanding during those periods, none of which were reported in our statements of operations as the derivative financial instruments were documented and qualified as hedging instruments. Realized and unrealized gains related to non-designated hedges are included in "Interest expense" in our statements of operations.

Fair Value Measurements on a Nonrecurring Basis

Our real estate assets are reviewed for impairment whenever there are changes in circumstances or indicators that the carrying amount of the assets may not be recoverable.

During the three months ended March 31, 2024, this assessment resulted in the impairment of a development parcel, which had an estimated fair value of $19.5 million based on a market approach and was classified as Level 2 in the fair value hierarchy. The impairment loss totaled $17.2 million, which was included in "Impairment loss" in our consolidated statement of operations for the three months ended March 31, 2024.

Financial Assets and Liabilities Not Measured at Fair Value

As of March 31, 2024 and December 31, 2023, all financial assets and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	March 31, 2024		December 31, 2023
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgage loans	$1,830,866	$1,790,066	$1,798,225	$1,753,251
Revolving credit facility	—	—	62,000	62,000
Term loans	720,000	715,502	720,000	715,950
(1)	The carrying amount consists of principal only.

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

16.Segment Information

We review operating and financial data for each property on an individual basis; therefore, each of our individual properties is a separate operating segment. We define our reportable segments to be aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our CODM makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, we aggregate our operating segments into three reportable segments (multifamily, commercial, and third-party asset management and real estate services) based on the economic characteristics and nature of our assets and services.

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

The following represents the components of revenue from our third-party asset management and real estate services business:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Property management fees	$4,271	$4,952
Asset management fees	924	1,103
Development fees	238	1,986
Leasing fees	1,135	1,356
Construction management fees	383	340
Other service revenue	1,054	1,224
Third-party real estate services revenue, excluding reimbursements	8,005	10,961
Reimbursement revenue (1)	9,863	11,823
Third-party real estate services revenue, including reimbursements	17,868	22,784
Third-party real estate services expenses	22,327	23,823
Third-party real estate services revenue less expenses	$(4,459)	$(1,039)

(1)	Represents reimbursement of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Management company assets primarily consist of management and leasing contracts with a net book value of $6.7 million and $8.1 million as of March 31, 2024 and December 31, 2023, which were included in "Intangible assets, net" in our balance sheets. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

The following is the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI:

c
	Three Months Ended March 31,
	2024	2023

	(In thousands)
Net income (loss) attributable to common shareholders	$(32,276)	$21,171
Add:
Depreciation and amortization expense	56,855	53,431
General and administrative expense:
Corporate and other	14,973	16,123
Third-party real estate services	22,327	23,823
Share-based compensation related to Formation Transaction and special equity awards	—	351
Transaction and other costs	1,514	2,472
Interest expense	30,160	26,842
Impairment loss	17,211	—
Income tax benefit	(1,468)	(16)
Net income (loss) attributable to redeemable noncontrolling interests	(4,534)	3,363
Net loss attributable to noncontrolling interests	(5,380)	(224)
Less:
Third-party real estate services, including reimbursements revenue	17,868	22,784
Other revenue	11,263	1,726
Income from unconsolidated real estate ventures, net	975	433
Interest and other income, net	2,100	4,077
Gain on the sale of real estate, net	197	40,700
Consolidated NOI	$66,979	$77,616

The following is a summary of NOI and certain balance sheet data by segment. Items classified in the Other column include development assets, corporate entities, land assets for which we are the ground lessor and the elimination of inter-segment activity.

	Three Months Ended March 31, 2024
	Multifamily	Commercial	Other	Total

	(In thousands)
Property rental revenue (1)	$51,446	$57,579	$3,279	$112,304
Parking revenue	181	3,600	(32)	3,749
Total property revenue	51,627	61,179	3,247	116,053
Property expense:
Property operating	17,406	17,077	796	35,279
Real estate taxes	5,957	7,401	437	13,795
Total property expense	23,363	24,478	1,233	49,074
Consolidated NOI	$28,264	$36,701	$2,014	$66,979

	Three Months Ended March 31, 2023
	Multifamily	Commercial	Other	Total

	(In thousands)
Property rental revenue	$49,910	$71,917	$2,206	$124,033
Parking revenue	224	4,138	57	4,419
Total property revenue	50,134	76,055	2,263	128,452
Property expense:
Property operating	17,455	19,371	(1,214)	35,612
Real estate taxes	5,608	9,001	615	15,224
Total property expense	23,063	28,372	(599)	50,836
Consolidated NOI	$27,071	$47,683	$2,862	$77,616

	Multifamily	Commercial	Other	Total

	(In thousands)
March 31, 2024
Real estate, at cost	$3,178,316	$2,325,479	$395,303	$5,899,098
Investments in unconsolidated real estate ventures	—	12,436	92,346	104,782
Total assets	2,572,311	2,529,171	303,868	5,405,350

December 31, 2023
Real estate, at cost	$3,154,116	$2,357,713	$363,333	$5,875,162
Investments in unconsolidated real estate ventures	—	176,786	87,495	264,281
Total assets	2,559,395	2,683,947	275,173	5,518,515

(1)	Property rental revenue excludes $10.3 million of lease termination revenue.

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

Construction Commitments

As of March 31, 2024, we had assets under construction that, based on our current plans and estimates, require an additional $134.4 million to complete, which we anticipate will be primarily expended over the next two years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset sales and recapitalizations, and available cash.

Environmental Matters

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $17.6 million as of March 31, 2024 and December 31, 2023, and are included in "Other liabilities, net" in our balance sheets.

Other

As of March 31, 2024, we had committed tenant-related obligations totaling $33.4 million ($33.3 million related to our consolidated entities and $113,000 related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

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

As of March 31, 2024, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures and other investments totaling $58.7 million. As of March 31, 2024, we had no debt principal payment guarantees related to our unconsolidated real estate ventures.

Additionally, with respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of March 31, 2024, the aggregate amount of debt principal payment guarantees was $8.3 million for our consolidated entities.

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

18.Transactions with Related Parties

Our third-party asset management and real estate services business provides fee-based real estate services to the JBG Legacy Funds and other third parties. In connection with the contribution to us of certain assets formerly owned by the JBG Legacy Funds as part of the Formation Transaction, the general partner and managing member interests in the JBG Legacy Funds that were held by certain former JBG executives (and who became members of our management team and/or Board of Trustees) were not transferred to us and remain under the control of these individuals. In addition, certain members of our senior management team and Board of Trustees have ownership interests in the JBG Legacy Funds, and own carried interests in each fund and in certain of our real estate ventures that entitle them to receive cash payments if the fund or real estate venture achieves certain return thresholds.

We launched the Washington Housing Initiative ("WHI") with the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. The WHI Impact Pool completed fundraising in 2020 with capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million. As of March 31, 2024, our remaining unfunded commitment was $2.9 million.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds and the WHI Impact Pool and its affiliates was $4.0 million and $5.0 million for the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, we had receivables from the JBG Legacy Funds and the WHI Impact Pool and its affiliates totaling $3.3 million and $3.5 million for such services.

Commencing in March 2023, in connection with the sale of an 80.0% interest in 4747 Bethesda Avenue in 2023, we leased our corporate offices from an unconsolidated real estate venture and incurred $1.5 million and $158,000 of rent expense for the three months ended March 31, 2024 and 2023, which was included in "General and administrative expense" in our statements of operations.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $2.5 million and $2.4 million for the three months ended March 31, 2024 and 2023, which was included in "Property operating expenses" in our statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "estimates," "intends," "plans," "would," "may" or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 20, 2024 ("Annual Report") and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and our Annual Report.

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and 2023. References to our balance sheets refer to our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. References

to our statements of operations refer to our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023.

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

Overview

As of March 31, 2024, our Operating Portfolio consisted of 41 operating assets comprising 15 multifamily assets totaling 6,318 units (6,318 units at our share), 24 commercial assets totaling 7.5 million square feet (7.2 million square feet at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have two under-construction multifamily assets with 1,583 units (1,583 units at our share) and 18 assets in the development pipeline totaling 11.3 million square feet (9.3 million square feet at our share) of estimated potential development density.

We continue to implement our comprehensive plan to reposition our holdings in the National Landing submarket in Northern Virginia by executing a broad array of placemaking strategies. Our placemaking includes the delivery of new multifamily and office developments, locally sourced amenity retail, and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. In keeping with our dedication to placemaking, each new project is intended to contribute to authentic and distinct neighborhoods by creating a vibrant street environment with robust retail offerings and other amenities, including improved public spaces. To that end, we saw the delivery of two placemaking projects, Water Park and Surreal in 2023. Additionally, the digital infrastructure investments we are making, including our ownership of Citizens Broadband Radio Service wireless spectrum in National Landing and our agreements with AT&T, Cisco and Federated Wireless, are advancing our efforts to make National Landing among the first 5G-operable submarkets in the nation.

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

Our multifamily portfolio occupancy as of March 31, 2024 of 94.3% decreased by 40 basis points compared to December 31, 2023. First quarter lease expirations increased effective rents, which represent the average change in rental rates versus expiring rental rates net of concessions, by 9.4% upon renewal while achieving a 52.4% renewal rate across our portfolio. We continue to advance our two under-construction multifamily assets in National Landing, 1900 Crystal Drive (The Grace and Reva) and 2000/2001 South Bell Street, totaling 1,583 units. 1900 Crystal Drive began leasing in January 2024 with move-ins commencing in February 2024 and expected delivery of all remaining units in the second quarter of 2024. 2000/2001 South Bell Street is expected to deliver in the third quarter of 2025. We expect that interest expense will increase as we deliver our under-construction assets and cease capitalization of interest on those assets.

Our office portfolio occupancy as of March 31, 2024 of 83.1% decreased by 180 basis points as compared to December 31, 2023. As the office market continues to experience headwinds due to hybrid work trends and tenants seeking to repurpose space for flexibility, we anticipate continued weakness in the commercial office sector. In this environment, we expect many tenants will look for space that is newer or repurposed for their current flexible workspace needs. We have also seen tenants lease space but contract their total footprint. Accordingly, our efforts to re-lease certain spaces will be targeted toward buildings with long-term viability where we can concentrate occupancy, and we intend to take some of our other buildings out of service. In addition to 1800 South Bell Street, which we took out of service in the first quarter of 2024, we plan to take 2100 Crystal Drive out of service when Amazon vacates in the second quarter of 2024. We are also phasing 2200 Crystal Drive out of service as leases expire. With the objective of ultimately reducing our competitive office inventory in National Landing, we expect to repurpose these older, obsolete and under-leased buildings for redevelopment, conversion to multifamily, hospitality or another specialty use.

We continue to advance the design and entitlement of our 11.3 million square feet (9.3 million square feet at our share) of estimated potential development density in our development pipeline and will look to source joint venture capital as a means of funding these developments as market conditions permit.

Operating Results

Key highlights for the three months ended March 31, 2024 included:

●	net loss attributable to common shareholders of $32.3 million, or $0.36 per diluted common share, for the three months ended March 31, 2024 compared to net income attributable to common shareholders of $21.2 million, or $0.19 per diluted common share, for the three months ended March 31, 2023;
●	third-party real estate services revenue, including reimbursements, of $17.9 million and $22.8 million for the three months ended March 31, 2024 and 2023;
●	operating multifamily portfolio leased and occupied percentages (1) at our share of 95.9% and 94.3% as of March 31, 2024 compared to 96.0% and 94.7% as of December 31, 2023, and 95.0% and 92.9% as of March 31, 2023;
●	operating commercial portfolio leased and occupied percentages at our share of 84.6% and 83.1% as of March 31, 2024 compared to 86.3% and 84.9% as of December 31, 2023, and 87.6% and 85.2% as of March 31, 2023;
●	the leasing of 99,000 square feet at our share, at an initial rent (2) of $45.68 per square foot and a GAAP-basis weighted average rent per square foot (3) of $45.38 for the three months ended March 31, 2024; and

●	an increase in same store (4) NOI of 6.5% to $75.7 million for the three months ended March 31, 2024 compared to $71.1 million for the three months ended March 31, 2023.
(1)	2221 S. Clark Street - Residential and 900 W Street are excluded from leased and occupied percentages as they are operated as short-term rental properties.
(2)	Represents the cash basis weighted average starting rent per square foot at our share, which excludes free rent and fixed escalations.
(3)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations.
(4)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the three months ended March 31, 2024 included:

●	the sale of North End Retail. See Note 3 to the financial statements for additional information;
●	the sale of Central Place Tower by one of our unconsolidated real estate ventures. See Note 4 to the financial statements for additional information;
●	net repayment of $62.0 million under our revolving credit facility;
●	the payment of dividends totaling $16.1 million and distributions to redeemable noncontrolling interests of $2.9 million;
●	the repurchase and retirement of 3.0 million of our common shares for $49.4 million, a weighted average purchase price per share of $16.50; and
●	the investment of $48.0 million in development costs, construction in progress and real estate additions.

Activity subsequent to March 31, 2024 included:

●	the declaration of a quarterly dividend of $0.175 per common share, payable on May 24, 2024 to shareholders of record as of May 10, 2024.

Critical Accounting Estimates

Our Annual Report contains a description of our critical accounting estimates, including asset acquisitions, real estate, investments in real estate ventures and revenue recognition. There have been no significant changes to our policies during the three months ended March 31, 2024.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of recent accounting pronouncements.

Results of Operations

During the three months ended March 31, 2024, we sold North End Retail. In 2023, we sold an 80.0% interest in 4747 Bethesda Avenue to an unconsolidated real estate venture, and we sold Falkland Chase-South & West/North, 5 M Street Southwest, Crystal City Marriott and Capital Point-North-75 New York Avenue. We collectively refer to these assets as the "Disposed Properties" in the discussion below.

Comparison of the Three Months Ended March 31, 2024 to 2023

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended March 31, 2024 compared to the same period in 2023:

	Three Months Ended March 31,
	2024	2023	% Change

	(Dollars in thousands)
Property rental revenue	$122,636	$124,033	(1.1)%
Third-party real estate services revenue, including reimbursements	17,868	22,784	(21.6)%
Depreciation and amortization expense	56,855	53,431	6.4%
Property operating expense	35,279	35,612	(0.9)%
Real estate taxes expense	13,795	15,224	(9.4)%
General and administrative expense:
Corporate and other	14,973	16,123	(7.1)%
Third-party real estate services	22,327	23,823	(6.3)%
Share-based compensation related to Formation Transaction and special equity awards	—	351	(100.0)%
Income from unconsolidated real estate ventures, net	975	433	125.2%
Interest expense	30,160	26,842	12.4%
Gain on the sale of real estate, net	197	40,700	(99.5)%
Impairment loss	17,211	—	*

_____________

* Not meaningful.

Property rental revenue decreased by approximately $1.4 million, or 1.1%, to $122.6 million in 2024 from $124.0 million in 2023. The decrease was primarily due to a $14.3 million decrease in revenue from our commercial assets, partially offset by $10.3 million in lease termination revenue, a $1.5 million increase in revenue from our multifamily assets and a $1.1 million increase in other revenue. The decrease in revenue from our commercial assets was primarily due to a $3.8 million decrease related to the Disposed Properties, a $2.1 million decrease related to 1800 South Bell Street, which was taken out of service during the first quarter of 2024, and lower occupancy and rents across the portfolio. The increase in revenue from our multifamily assets was primarily due to higher occupancy and rents across the portfolio and continued lease up of 8001 Woodmont, partially offset by a $2.6 million decrease related to the Disposed Properties.

Third-party real estate services revenue, including reimbursements, decreased by approximately $4.9 million, or 21.6%, to $17.9 million in 2024 from $22.8 million in 2023. The decrease was primarily due to a $2.0 million decrease in reimbursement revenue, a $1.7 million decrease in development fees related to the timing of development projects and a $681,000 decrease in property management fees.

Depreciation and amortization expense increased by approximately $3.4 million, or 6.4%, to $56.9 million in 2024 from $53.4 million in 2023. The increase was primarily due to (i) a $7.7 million increase related to 2100 Crystal Drive due to the acceleration of depreciation of certain assets as the building will be taken out of service in the second quarter of 2024, (ii) a $2.3 million increase related to 1900 Crystal Drive, which we began leasing during the first quarter of 2024, and (iii) a $1.7 million increase related to various National Landing assets primarily due to placing Water Park and Surreal into service and the acceleration of depreciation of certain assets. The increase in depreciation and amortization expense was partially offset by (iv) a $3.3 million decrease related to 8001 Woodmont due to the amortization of acquired in-place lease intangibles in 2023, (v) a $3.0 million decrease related to the Disposed Properties and (vi) a $2.2 million decrease related to 1800 South Bell Street, which was taken out of service during the first quarter of 2024.

Property operating expense decreased by approximately $333,000, or 0.9%, to $35.3 million in 2024 from $35.6 million in 2023. The decrease was primarily due to a $2.3 million decrease in property operating expense from our commercial assets and a $49,000 decrease in property operating expense from our multifamily assets, partially offset by a $2.0 million increase in other property operating expense. The decrease in property operating expense from our commercial assets was primarily due to a $1.3 million decrease related to the Disposed Properties, a $699,000 decrease in construction management services provided to tenants and a $329,000 decrease related to 1800 South Bell Street, which was taken out of service during the first quarter of 2024. The increase in other property operating expense was primarily due to a $1.3 million increase in insurance claims covered by our captive insurance subsidiary.

Real estate taxes expense decreased by approximately $1.4 million, or 9.4%, to $13.8 million in 2024 from $15.2 million in 2023. The decrease was primarily due to a $1.1 million decrease related to the Disposed Properties.

General and administrative expense: corporate and other decreased by approximately $1.2 million, or 7.1%, to $15.0 million in 2024 from $16.1 million in 2023. The decrease was primarily due to lower compensation expenses, partially offset by a decrease in capitalized payroll.

General and administrative expense: third-party real estate services decreased by approximately $1.5 million, or 6.3%, to $22.3 million in 2024 from $23.8 million in 2023. The decrease was primarily due to lower third-party reimbursable expenses.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by approximately $351,000, or 100.0%, to $0 in 2024 from $351,000 in 2023. The decrease was due to certain awards fully vesting in 2023.

Income from unconsolidated real estate ventures increased by approximately $542,000, or 125.2%, to $975,000 in 2024 from $433,000 in 2023. The increase was primarily due to a $480,000 gain at our share from the sale of Central Place Tower in 2024.

Interest expense increased by approximately $3.3 million, or 12.4%, to $30.2 million in 2024 from $26.8 million in 2023. The increase in interest expense was primarily due to (i) a $6.8 million increase due to higher outstanding debt, (ii) a $3.1 million increase related to rising interest rates on variable rate mortgage loans and (iii) a $550,000 decrease in capitalized interest as we began placing 1900 Crystal Drive into service during the first quarter of 2024. The increase in interest expense was partially offset by (iv) a $2.7 million decrease related to the increase in mark-to-market associated with our non-designated derivatives, (v) a $2.7 million decrease related to mortgage loans collateralized by 800 North Glebe Road, 2121 Crystal Drive and Falkland Chase-South & West, which were repaid during 2023 and (vi) a $2.1 million decrease related to the Disposed Properties, excluding Falkland Chase-South & West.

Gain on the sale of real estate of $197,000 in 2024 was primarily due to the recognition of previously recorded contingent liabilities, which were relieved in connection with the sale of Central Place Tower by one of our unconsolidated real estate ventures, partially offset by the loss on the sale of North End Retail. Gain on the sale of real estate of $40.7 million in 2023 was due to the sale of the Disposed Properties.

Impairment loss of $17.2 million in 2024 is related to a development parcel, which was written down to its estimated fair value.

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

The following is the reconciliation of net income (loss) attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Net income (loss) attributable to common shareholders	$(32,276)	$21,171
Net income (loss) attributable to redeemable noncontrolling interests	(4,534)	3,363
Net loss attributable to noncontrolling interests	(5,380)	(224)
Net income (loss)	(42,190)	24,310
Gain on the sale of real estate, net of tax	(1,409)	(40,700)
Gain on the sale of unconsolidated real estate assets	(480)	—
Real estate depreciation and amortization	55,187	51,611
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	1,491	2,760
FFO attributable to noncontrolling interests	—	224
FFO attributable to common limited partnership units ("OP Units")	12,599	38,205
FFO attributable to redeemable noncontrolling interests	(1,921)	(5,203)
FFO attributable to common shareholders	$10,678	$33,002

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

Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes disposed properties or properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. During the three months ended March 31, 2024, our same store pool decreased to 41 properties from 42 properties due to (i) the sale of North End Retail and Central Place Tower, (ii) the exclusion of 1800 South Bell Street, which was taken out of service, and (iii) the inclusion of 8001 Woodmont and 1831/1861 Wiehle Avenue as they were in service for the entirety of the comparable periods. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under-construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same store NOI increased $4.6 million, or 6.5%, to $75.7 million for the three months ended March 31, 2024 from $71.1 million for the same period in 2023. The increase was substantially attributable to (i) higher rents and occupancy, partially offset by higher operating expenses in our multifamily portfolio and (ii) burn off of rent abatements and lower bad debt, real estate taxes and operating expenses, partially offset by lower occupancy in our commercial portfolio.

The following is the reconciliation of net income (loss) attributable to common shareholders to NOI and same store NOI:

	Three Months Ended March 31,
	2024	2023

	(Dollars in thousands)
Net income (loss) attributable to common shareholders	$(32,276)	$21,171
Add:
Depreciation and amortization expense	56,855	53,431
General and administrative expense:
Corporate and other	14,973	16,123
Third-party real estate services	22,327	23,823
Share-based compensation related to Formation Transaction and special equity awards	—	351
Transaction and other costs	1,514	2,472
Interest expense	30,160	26,842
Impairment loss	17,211	—
Income tax benefit	(1,468)	(16)
Net income (loss) attributable to redeemable noncontrolling interests	(4,534)	3,363
Net loss attributable to noncontrolling interests	(5,380)	(224)
Less:
Third-party real estate services, including reimbursements revenue	17,868	22,784
Other revenue	11,263	1,726
Income from unconsolidated real estate ventures, net	975	433
Interest and other income, net	2,100	4,077
Gain on the sale of real estate, net	197	40,700
Consolidated NOI	66,979	77,616
NOI attributable to unconsolidated real estate ventures at our share	3,046	4,429
Non-cash rent adjustments (1)	(1,430)	(8,377)
Other adjustments (2)	5,240	6,845
Total adjustments	6,856	2,897
NOI	73,835	80,513
Less: out-of-service NOI loss (3)	(3,032)	(710)
Operating Portfolio NOI	76,867	81,223
Non-same store NOI (4)	1,130	10,109
Same store NOI (5)	$75,737	$71,114

Change in same store NOI	6.5%
Number of properties in same store pool	41
(1)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.
(2)	Adjustment to include other revenue and payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue and related party management fees.
(3)	Includes the results of our under-construction assets and assets in the development pipeline.
(4)	Includes the results of properties that were not in-service for the entirety of both periods being compared, including disposed properties, and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(5)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared.

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

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Property management fees	$4,271	$4,952
Asset management fees	924	1,103
Development fees	238	1,986
Leasing fees	1,135	1,356
Construction management fees	383	340
Other service revenue	1,054	1,224
Third-party real estate services revenue, excluding reimbursements	8,005	10,961
Reimbursement revenue (1)	9,863	11,823
Third-party real estate services revenue, including reimbursements	17,868	22,784
Third-party real estate services expenses	22,327	23,823
Third-party real estate services revenue less expenses	$(4,459)	$(1,039)
(1)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

See discussion of third-party real estate services revenue, including reimbursements, and third-party real estate services expenses for the three months ended March 31, 2024 in the preceding pages under "Results of Operations."

Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below. Property revenue is calculated as property rental revenue plus parking revenue. Property expense is calculated as property operating expenses plus real estate taxes. Consolidated NOI is calculated as property revenue less property expense. See Note 16 to the financial statements for the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI for the three months ended March 31, 2024 and 2023.

The following is a summary of NOI by segment:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Property revenue: (1)
Multifamily	$51,627	$50,134
Commercial	61,179	76,055
Other (2)	3,247	2,263
Total property revenue	116,053	128,452

Property expense: (3)
Multifamily	23,363	23,063
Commercial	24,478	28,372
Other (2)	1,233	(599)
Total property expense	49,074	50,836

Consolidated NOI:
Multifamily	28,264	27,071
Commercial	36,701	47,683
Other (2)	2,014	2,862
Consolidated NOI	$66,979	$77,616
(1)	Includes property rental revenue and parking revenue.
(2)	Includes activity related to development assets, corporate entities, land assets for which we are the ground lessor and the elimination of inter-segment activity.
(3)	Includes property operating expenses and real estate taxes.

Comparison of the Three Months Ended March 31, 2024 to 2023

Multifamily: Property revenue increased by $1.5 million, or 3.0%, to $51.6 million in 2024 from $50.1 million in 2023. Consolidated NOI increased by $1.2 million, or 4.4%, to $28.3 million in 2024 from $27.1 million in 2023. The increases in property revenue and consolidated NOI were primarily due to higher occupancy and rents across the portfolio, partially offset by the Disposed Properties. The increase in consolidated NOI was partially offset by an increase in property operating costs.

Commercial: Property revenue decreased by $14.9 million, or 19.6%, to $61.2 million in 2024 from $76.1 million in 2023. Consolidated NOI decreased by $11.0 million, or 23.0%, to $36.7 million in 2024 from $47.7 million in 2023. The decreases in property revenue and consolidated NOI were primarily due to the Disposed Properties, 1800 South Bell Street being taken out of service during the first quarter of 2024, and lower occupancy and rents across the portfolio.

Liquidity and Capital Resources

Property rental income is our primary source of operating cash flow and depends on many factors including occupancy levels and rental rates, as well as our tenants' ability to pay rent. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the JBG Legacy Funds and other third parties. Our assets provide a relatively consistent level of cash flow that enables us to pay operating expenses, debt service, recurring capital expenditures, dividends to shareholders, and distributions to holders of OP Units and long-term incentive partnership units ("LTIP Units"). Other sources of liquidity to fund cash requirements include proceeds from financings, recapitalizations, asset sales, and the issuance and sale of securities. We anticipate that cash flows from continuing operations and proceeds from financings, asset sales and recapitalizations, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, any dividends to shareholders, and distributions to holders of OP Units and LTIP Units over the next 12 months.

Mortgage Loans

The following is a summary of mortgage loans:

	Weighted Average
	Effective
	Interest Rate (1)	March 31, 2024	December 31, 2023

		(In thousands)
Variable rate (2)	6.31%	$641,382	$608,582
Fixed rate (3)	4.78%	1,189,484	1,189,643
Mortgage loans		1,830,866	1,798,225
Unamortized deferred financing costs and premium/discount, net		(14,358)	(15,211)
Mortgage loans, net		$1,816,508	$1,783,014
(1)	Weighted average effective interest rate as of March 31, 2024.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.41%, and the weighted average maturity date of the interest rate caps was April 2025. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of March 31, 2024, one-month term Secured Overnight Financing Rate ("SOFR") was 5.33%.
(3)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.

As of March 31, 2024 and December 31, 2023, the net carrying value of real estate collateralizing our mortgage loans totaled $2.2 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgage loans are recourse to us. See Note 17 to the financial statements for additional information.

As of March 31, 2024 and December 31, 2023, we had various interest rate swap and cap agreements on certain mortgage loans with an aggregate notional value of $1.6 billion and $1.7 billion. See Note 15 to the financial statements for additional information.

Revolving Credit Facility and Term Loans

As of March 31, 2024 and December 31, 2023, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2025, a $400.0 million term loan ("Tranche A-2 Term Loan") maturing in January 2028 and a $120.0 million term loan ("2023 Term Loan") maturing in June 2028. The revolving credit facility has two six-month extension options, and the Tranche A-1 Term Loan has two one-year extension options.

The following is a summary of amounts outstanding under the revolving credit facility and term loans:

	Effective
	Interest Rate (1)	March 31, 2024	December 31, 2023

		(In thousands)
Revolving credit facility (2) (3)	6.79%	$—	$62,000

Tranche A-1 Term Loan (4)	2.70%	$200,000	$200,000
Tranche A-2 Term Loan (5)	3.58%	400,000	400,000
2023 Term Loan (6)	5.31%	120,000	120,000
Term loans		720,000	720,000
Unamortized deferred financing costs, net		(2,609)	(2,828)
Term loans, net		$717,391	$717,172
(1)	Effective interest rate as of March 31, 2024. The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(2)	As of March 31, 2024, daily SOFR was 5.34%. As of March 31, 2024 and December 31, 2023, letters of credit with an aggregate face amount of $467,000 were outstanding under our revolving credit facility.
(3)	As of March 31, 2024 and December 31, 2023, excludes $9.5 million and $10.2 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our balance sheets.

(4)	As of March 31, 2024 and December 31, 2023, the interest rate swaps fix SOFR at a weighted average interest rate of 1.46%. Interest rate swaps with a total notional value of $200.0 million mature in July 2024. We have two forward-starting interest rate swaps that will be effective July 2024 with a total notional value of $200.0 million, which will effectively fix SOFR at a weighted average interest rate of 4.00% through January 2027.
(5)	As of March 31, 2024 and December 31, 2023, the interest rate swaps fix SOFR at a weighted average interest rate of 2.29%. Interest rate swaps with a total notional value of $200.0 million mature in July 2024 and with a total notional value of $200.0 million mature in January 2028. We have two forward-starting interest rate swaps that will be effective July 2024 with a total notional value of $200.0 million, which will effectively fix SOFR at a weighted average interest rate of 2.81% through the maturity date.
(6)	As of March 31, 2024 and December 31, 2023, the outstanding balance was fixed by an interest rate swap agreement, which fixes SOFR at an interest rate of 4.01% through the maturity date.

Common Shares Repurchased

Our Board of Trustees has authorized the repurchase of up to $1.5 billion of our outstanding common shares. During the three months ended March 31, 2024, we repurchased and retired 3.0 million common shares for $49.4 million, a weighted average purchase price per share of $16.50. During the three months ended March 31, 2023, we repurchased and retired 1.2 million common shares for $20.1 million, a weighted average purchase price per share of $16.66. Since we began the share repurchase program through March 31, 2024, we have repurchased and retired 48.9 million common shares for $1.0 billion, a weighted average purchase price per share of $20.61.

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

Material Cash Requirements

Our material cash requirements for the next 12 months and beyond are to fund:

●	normal recurring expenses;
●	debt service and principal repayment obligations, including balloon payments on maturing mortgage loans — As of March 31, 2024, we had $120.9 million on a consolidated basis and at our share related to a mortgage loan scheduled to mature in 2024;
●	capital expenditures, including major renovations, tenant improvements and leasing costs — As of March 31, 2024, we had committed tenant-related obligations totaling $33.4 million ($33.3 million related to our consolidated entities and $113,000 related to our unconsolidated real estate ventures at our share);
●	development expenditures — As of March 31, 2024, we had assets under construction that, based on our current plans and estimates, require an additional $134.4 million to complete, which we anticipate will be primarily expended over the next two years;
●	dividends to shareholders and distributions to holders of OP Units and LTIP Units — On April 25, 2024, our Board of Trustees declared a quarterly dividend of $0.175 per common share;
●	possible common share repurchases; and
●	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests.

We expect to satisfy these needs using one or more of the following:

●	cash and cash equivalents — As of March 31, 2024, we had cash and cash equivalents of $220.5 million;
●	cash flows from operations;
●	distributions from real estate ventures;
●	borrowing capacity under our revolving credit facility — As of March 31, 2024, we had $749.5 million of availability under our revolving credit facility;
●	proceeds from financings, asset sales and recapitalizations; and

●	proceeds from the issuance of securities.

During the three months ended March 31, 2024, there were no significant changes to the material cash requirements information presented in Item 7 of Part II of our Annual Report.

See additional information in the following pages under "Commitments and Contingencies."

Summary of Cash Flows

The following summary discussion of our cash flows is based on our statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Net cash provided by operating activities	$37,043	$42,632
Net cash provided by (used in) investing activities	123,602	(26,673)
Net cash (used in) provided by financing activities	(100,820)	31,860

Cash Flows for the Three Months Ended March 31, 2024

Cash and cash equivalents, and restricted cash increased $59.8 million to $260.3 million as of March 31, 2024, compared to $200.4 million as of December 31, 2023. This increase resulted from $123.6 million of net cash provided by investing activities and $37.0 million of net cash provided by operating activities, partially offset by $100.8 million of net cash used in financing activities. Our outstanding debt was $2.6 billion as of March 31, 2024 and December 31, 2023.

Net cash provided by operating activities of $37.0 million comprised: (i) $38.2 million of net income (before $80.6 million of non-cash items and a $197,000 gain on the sale of real estate), (ii) $1.2 million of return on capital from unconsolidated real estate ventures and (iii) $2.3 million of net change in operating assets and liabilities. Non-cash income adjustments of $80.6 million primarily include depreciation and amortization expense, impairment loss, share-based compensation expense, deferred rent and amortization of lease incentives.

Net cash provided by investing activities of $123.6 million primarily comprised: (i) $160.3 million of distributions of capital from unconsolidated real estate ventures and other investments primarily related to the sale of Central Place Tower by one of our unconsolidated real estate ventures, and (ii) $12.4 million of proceeds from the sale of real estate, partially offset by (iii) $48.0 million of development costs, construction in progress and real estate additions, and (iv) $2.5 million of investments in unconsolidated real estate ventures and other investments.

Net cash used in financing activities of $100.8 million primarily comprised: (i) $92.0 million of repayments on the revolving credit facility, (ii) $49.4 million of common shares repurchased, (iii) $16.1 million of dividends paid to common shareholders and (iv) $2.9 million of distributions to our redeemable noncontrolling interests, partially offset by (v) $31.6 million of borrowings under mortgage loans and (vi) $30.0 million of borrowings under the revolving credit facility.

Unconsolidated Real Estate Ventures

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of March 31, 2024, we had investments in unconsolidated real estate ventures totaling $104.8 million. For these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.

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

As of March 31, 2024, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures and other investments totaling $58.7 million. As of March 31, 2024, we had no debt principal payment guarantees related to our unconsolidated real estate ventures.

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

Construction Commitments

As of March 31, 2024, we had assets under construction that, based on our current plans and estimates, require an additional $134.4 million to complete, which we anticipate will be primarily expended over the next two years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset sales and recapitalizations, and available cash.

Other

As of March 31, 2024, we had committed tenant-related obligations totaling $33.4 million ($33.3 million related to our consolidated entities and $113,000 related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

With respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of March 31, 2024, the aggregate amount of debt principal payment guarantees was $8.3 million for our consolidated entities.

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

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 17 to the financial statements, environmental liabilities totaled $17.6 million as of March 31, 2024 and December 31, 2023, and are included in "Other liabilities, net" in our balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following is a summary of our annual exposure to a change in interest rates:

	March 31, 2024			December 31, 2023
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgage loans:
Variable rate (1)	$641,382	6.31%	$1,445	$608,582	6.25%
Fixed rate (2)	1,189,484	4.78%	—	1,189,643	4.78%
	$1,830,866		$1,445	$1,798,225
Revolving credit facility and term loans:
Revolving credit facility (3)	$—	6.79%	$—	$62,000	6.83%
Tranche A-1 Term Loan (4)	200,000	2.70%	—	200,000	2.70%
Tranche A-2 Term Loan (4)	400,000	3.58%	—	400,000	3.58%
2023 Term Loan (4)	120,000	5.31%	—	120,000	5.31%
	$720,000		$—	$782,000
Pro rata share of debt of unconsolidated real estate ventures (contractual balances):
Variable rate (1)	$35,000	5.73%	$—	$35,000	5.00%
Fixed rate (2)	33,000	4.13%	—	33,000	4.13%
	$68,000		$—	$68,000
(1)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.41%, and the weighted average maturity date of the interest rate caps was April 2025. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of March 31, 2024, one-month term SOFR was 5.33%. The impact of these interest rate caps is reflected in our calculation of the annual effect of a 1% change in base rates.
(2)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.
(3)	As of March 31, 2024, daily SOFR was 5.34%. The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(4)	As of March 31, 2024 and December 31, 2023, the outstanding balance was fixed by interest rate swap agreements. As of March 31, 2024, the interest rate swaps fix SOFR at a weighted average interest rate of 1.46% for the Tranche A-1 Term Loan, 2.29% for the Tranche A-2 Term Loan and 4.01% for the 2023 Term Loan. See Note 7 to the financial statements for additional information.

The fair value of our mortgage loans is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of March 31, 2024 and December 31, 2023, the estimated fair value of our consolidated debt was $2.5 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

As of March 31, 2024 and December 31, 2023, we had interest rate swap and cap agreements with an aggregate notional value of $2.2 billion, which were designated as effective hedges. The fair value of our interest rate swaps and caps designated as effective hedges primarily consisted of assets totaling $40.6 million and $35.6 million as of March 31, 2024 and December 31, 2023, included in "Other assets, net" in our balance sheets, and liabilities totaling $16,000 and $7.9 million as of March 31, 2024 and December 31, 2023, included in "Other liabilities, net" in our balance sheet.

Non-Designated Derivatives

Certain derivative financial instruments, consisting of interest rate cap agreements, do not meet the accounting requirements to be classified as hedging instruments. These derivatives are carried at their estimated fair value on a recurring basis with realized and unrealized gains recorded in "Interest expense" in our statements of operations. As of March 31, 2024 and December 31, 2023, we had various interest rate cap agreements with an aggregate notional value of $475.2 million and $642.7 million, which were non-designated derivatives. The fair value of our interest rate cap agreements which were non-designated derivatives consisted of assets totaling $6.5 million and $6.7 million as of March 31, 2024 and December 31, 2023, included in "Other assets, net" in our balance sheets, and liabilities totaling $6.4 million and $6.5 million as of March 31, 2024 and December 31, 2023, included in "Other liabilities, net" in our balance sheets.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, involved in legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of equity securities by the issuer and affiliated purchasers:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under the Plan Or Programs
January 1, 2024 - January 31, 2024	1,231,419	$16.77	1,231,419	$508,168,718
February 1, 2024 - February 29, 2024	1,759,441	16.31	1,759,441	479,438,393
March 1, 2024 - March 31, 2024	-	-	-	479,438,393
Total for the three months ended March 31, 2024	2,990,860	16.50	2,990,860
Program total since inception in March 2020	48,864,863	20.61	48,864,863

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended March 31, 2024, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Omnibus Share Plan

On April 25, 2024, we held our 2024 Annual Meeting of Shareholders (the "Annual Meeting") at which our shareholders approved an amendment (the "Plan Amendment") to the JBG SMITH Properties 2017 Omnibus Share Plan, as amended, (the "Plan") to increase the total number of common shares of beneficial interest reserved for issuance under the Plan by 7.5 million common shares.

The material terms and conditions of the Plan have been previously described under Proposal No. 4 in our Definitive Proxy Statement on Schedule 14A (beginning on page 21) filed with the Securities and Exchange Commission ("SEC") on March 13, 2024 (the "Proxy Statement") and Plan Amendment attached as Annex A thereto.

The description of the Plan Amendment contained herein and in the Proxy Statement are qualified in their entirety by reference to the full text of the Plan Amendment, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.9 and incorporated herein by reference.

2024 Annual Meeting Voting Results

At the Annual Meeting, our shareholders voted on the (i) election of 10 trustees to our Board of Trustees (the "Board") to serve until our 2025 annual meeting of shareholders, (ii) approval, on a non-binding advisory basis, of the compensation of the named executive officers, (iii) approval, on a non-binding advisory basis, on whether the vote on compensation of named executive officers should occur every one, two or three years, (iv) approval of an amendment to the Plan to increase the number of common shares available for issuance under the Plan and (v) ratification of the appointment of Deloitte & Touche LLP ("Deloitte") as our independent registered public accounting firm for the fiscal year ending December 31, 2024. The proposals are described in detail in our Proxy Statement. The final voting results for each proposal are set forth below.

Proposal 1: Election of Trustees

At the Annual Meeting, our shareholders elected 10 trustees to our Board to serve until the 2025 annual meeting of shareholders and until their respective successors have been duly elected and qualified. The table below sets forth the voting results for each trustee nominee:

Nominee	Votes For	Votes Against	Abstentions	Broker Non-Votes
Phyllis R. Caldwell	73,059,149	879,318	12,357	4,383,782
Scott A. Estes	73,491,985	415,992	42,847	4,383,782
Alan S. Forman	70,126,986	3,780,842	42,996	4,383,782
Michael J. Glosserman	73,466,250	471,502	13,072	4,383,782
W. Matthew Kelly	73,513,331	425,477	12,016	4,383,782
Alisa M. Mall	69,294,636	4,643,780	12,408	4,383,782
Carol A. Melton	73,299,313	639,029	12,482	4,383,782
William J. Mulrow	72,007,090	1,930,815	12,919	4,383,782
D. Ellen Shuman	70,074,935	3,861,634	14,255	4,383,782
Robert A. Stewart	73,294,574	641,665	14,585	4,383,782

Proposal 2: Advisory Vote on Executive Compensation

At the Annual Meeting, our shareholders voted affirmatively on a non-binding resolution to approve the compensation of our named executive officers. The table below sets forth the voting results for this proposal:

Votes For	Votes Against	Abstentions	Broker Non-Votes
49,724,873	24,159,332	66,619	4,383,782

Proposal 3: Advisory Vote on the Frequency of the Advisory Vote on Executive Compensation

At the Annual Meeting, our shareholders voted on a non-binding resolution regarding the frequency with which the shareholder advisory vote on executive compensation should be held. The table below sets forth the voting results for this proposal:

One Year	Two Years	Three Years	Abstentions
72,154,780	23,038	1,722,890	50,116

Consistent with the advisory vote of our shareholders, our Board determined that we will include a non-binding shareholder advisory vote on executive compensation in our proxy materials every year, until the next required advisory vote on the frequency of shareholder votes on executive compensation, which will occur no later than our annual meeting of shareholders in 2030.

Proposal 4: Amendment to the Plan to Increase the Number of Common Shares Available for Issuance Under the Plan

At the Annual Meeting, our shareholders voted affirmatively on the Plan Amendment to increase the total number of our common shares reserved for issuance under the Plan by 7.5 million common shares. The table below sets forth the voting results for this proposal:

Votes For	Votes Against	Abstentions	Broker Non-Votes
54,021,951	19,897,397	31,476	4,383,782

Proposal 5: Ratification of the Appointment of Independent Registered Public Accounting Firm

At the Annual Meeting, our shareholders ratified the appointment of Deloitte to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2024. The table below sets forth the voting results for this proposal:

Votes For	Votes Against	Abstentions
76,585,767	1,715,549	33,290

ITEM 6. EXHIBITS

(a) Exhibit Index

Exhibits	Description
3.1	Declaration of Trust of JBG SMITH Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 21, 2017).
3.2	Articles Supplementary to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 6, 2018).
3.3	Articles of Amendment to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed on May 3, 2018).
3.4	Second Amended and Restated Bylaws of JBG SMITH Properties, effective August 3, 2023 (incorporated by reference to Exhibit 3.4 in our Current Report on Form 10-Q, filed on August 8, 2023).
10.1†	Form of 2024 AO LTIP Unit Agreement (incorporated by reference to Exhibit 10.52 to our Annual Report on Form 10-K, filed on February 20, 2024).
10.2†	Form of Agreement Equity Award in Lieu of Annual Cash Bonus (incorporated by reference to Exhibit 10.53 to our Annual Report on Form 10-K, filed on February 20, 2024).
10.3†

First Amendment to Second Amended and Restated Employment Agreement, dated as of February 14, 2024, by and between JBG SMITH Properties and Kevin P. Reynolds (incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K, filed on February 20, 2024).

10.4†

Employment Agreement, dated as of February 14, 2024, by and between JBG SMITH Properties and Evan Regan-Levine (incorporated by reference to Exhibit 10.55 to our Annual Report on Form 10-K, filed on February 20, 2024).

10.5†

Employment Agreement, dated as of February 14, 2024, by and between JBG SMITH Properties and David Ritchey (incorporated by reference to Exhibit 10.56 to our Annual Report on Form 10-K, filed on February 20, 2024).

10.6†

First Amendment to Amended and Restated Employment Agreement, dated as of February 14, 2024, by and between JBG SMITH Properties and Madhumita Moina Banerjee (incorporated by reference to Exhibit 10.57 to our Annual Report on Form 10-K, filed on February 20, 2024).

10.7†

First Amendment to Amended and Restated Employment Agreement, dated as of February 14, 2024, by and between JBG SMITH Properties and Steven A. Museles (incorporated by reference to Exhibit 10.58 to our Annual Report on Form 10-K, filed on February 20, 2024).

10.8†

First Amendment to Employment Agreement, dated as of February 14, 2024, by and between JBG SMITH Properties and George Xanders (incorporated by reference to Exhibit 10.59 to our Annual Report on Form 10-K, filed on February 20, 2024).

10.9†**	Amendment No. 4 to the JBG SMITH Properties 2017 Omnibus Share Plan, effective April 25, 2024.
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
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

JBG SMITH Properties

Date:	April 30, 2024	/s/ M. Moina Banerjee
M. Moina Banerjee
Chief Financial Officer
(Principal Financial Officer)

JBG SMITH Properties

Date:	April 30, 2024	/s/ Angela Valdes
Angela Valdes
Chief Accounting Officer
(Principal Accounting Officer)