Form 10-Q
period 2024-06-30
JBG SMITH Properties
filed 2024-07-30
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 26, 2024, JBG SMITH Properties had 86,509,609 common shares outstanding.

JBG SMITH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value amounts)

	June 30, 2024	December 31, 2023
ASSETS
Real estate, at cost:
Land and improvements	$1,196,065	$1,194,737
Buildings and improvements	4,323,620	4,021,322
Construction in progress, including land	425,653	659,103
	5,945,338	5,875,162
Less: accumulated depreciation	(1,418,923)	(1,338,403)
Real estate, net	4,526,415	4,536,759
Cash and cash equivalents	163,536	164,773
Restricted cash	42,366	35,668
Tenant and other receivables	31,427	44,231
Deferred rent receivable	181,295	171,229
Investments in unconsolidated real estate ventures	101,043	264,281
Deferred leasing costs, net	80,179	81,477
Intangible assets, net	52,421	56,616
Other assets, net	146,434	163,481
TOTAL ASSETS	$5,325,116	$5,518,515

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans, net	$1,876,459	$1,783,014
Revolving credit facility	40,000	62,000
Term loans, net	717,610	717,172
Accounts payable and accrued expenses	107,810	124,874
Other liabilities, net	111,982	138,869
Total liabilities	2,853,861	2,825,929
Commitments and contingencies
Redeemable noncontrolling interests	436,673	440,737
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized; none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 87,306 and 94,309 shares issued and outstanding as of June 30, 2024 and December 31, 2023	874	944
Additional paid-in capital	2,855,724	2,978,852
Accumulated deficit	(865,782)	(776,962)
Accumulated other comprehensive income	28,830	20,042
Total shareholders' equity of JBG SMITH Properties	2,019,646	2,222,876
Noncontrolling interests	14,936	28,973
Total equity	2,034,582	2,251,849
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$5,325,116	$5,518,515

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE
Property rental	$112,536	$120,592	$235,172	$244,625
Third-party real estate services, including reimbursements	17,397	22,862	35,265	45,646
Other revenue	5,387	8,641	10,067	14,786
Total revenue	135,320	152,095	280,504	305,057
EXPENSES
Depreciation and amortization	51,306	49,218	108,161	102,649
Property operating	36,254	35,912	71,533	71,524
Real estate taxes	14,399	14,424	28,194	29,648
General and administrative:
Corporate and other	17,001	15,093	31,974	31,216
Third-party real estate services	18,650	22,105	40,977	45,928
Share-based compensation related to Formation Transaction and special equity awards	—	—	—	351
Transaction and other costs	824	3,492	2,338	5,964
Total expenses	138,434	140,244	283,177	287,280
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate ventures, net	(226)	510	749	943
Interest and other income, net	3,432	2,281	5,532	6,358
Interest expense	(31,973)	(25,835)	(62,133)	(52,677)
Gain on the sale of real estate, net	89	—	286	40,700
Loss on the extinguishment of debt	—	(450)	—	(450)
Impairment loss	(1,025)	—	(18,236)	—
Total other income (expense)	(29,703)	(23,494)	(73,802)	(5,126)
INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT	(32,817)	(11,643)	(76,475)	12,651
Income tax (expense) benefit	(597)	(611)	871	(595)
NET INCOME (LOSS)	(33,414)	(12,254)	(75,604)	12,056
Net (income) loss attributable to redeemable noncontrolling interests	3,454	1,398	7,988	(1,965)
Net loss attributable to noncontrolling interests	5,587	311	10,967	535
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(24,373)	$(10,545)	$(56,649)	$10,626
EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.27)	$(0.10)	$(0.63)	$0.09
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	91,030	109,695	91,832	111,862

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET INCOME (LOSS)	$(33,414)	$(12,254)	$(75,604)	$12,056
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative financial instruments	8,020	21,789	32,860	12,820
Reclassification of net income on derivative financial instruments from accumulated other comprehensive income into interest expense	(10,471)	(7,534)	(20,892)	(15,350)
Total other comprehensive income (loss)	(2,451)	14,255	11,968	(2,530)
COMPREHENSIVE INCOME (LOSS)	(35,865)	2,001	(63,636)	9,526
Net (income) loss attributable to redeemable noncontrolling interests	3,454	1,398	7,988	(1,965)
Net loss attributable to noncontrolling interests	5,587	311	10,967	535
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	434	(1,781)	(1,592)	444
Other comprehensive income attributable to noncontrolling interests	(505)	(1,019)	(1,588)	(67)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JBG SMITH PROPERTIES	$(26,895)	$910	$(47,861)	$8,473

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income	Interests	Equity
BALANCE AS OF MARCH 31, 2024	91,819	$919	$2,941,724	$(825,304)	$31,352	$24,658	$2,173,349
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(24,373)	—	(5,587)	(29,960)
Redemption of common limited partnership units ("OP Units") for common shares	157	2	2,339	—	—	—	2,341
Common shares repurchased	(4,693)	(47)	(68,667)	—	—	—	(68,714)
Common shares issued pursuant to employee incentive compensation plan and Employee Share Purchase Plan ("ESPP")	23	—	737	—	—	—	737
Dividends declared on common shares ($0.175 per common share)	—	—	—	(16,105)	—	—	(16,105)
Acquisition of noncontrolling interests	—	—	(21,893)	—	—	(4,693)	(26,586)
Contributions from noncontrolling interests, net	—	—	—	—	—	53	53
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	1,484	—	434	—	1,918
Total other comprehensive loss	—	—	—	—	(2,451)	—	(2,451)
Other comprehensive income attributable to noncontrolling interest	—	—	—	—	(505)	505	—
BALANCE AS OF JUNE 30, 2024	87,306	$874	$2,855,724	$(865,782)	$28,830	$14,936	$2,034,582

BALANCE AS OF MARCH 31, 2023	113,583	$1,137	$3,282,290	$(607,465)	$32,036	$31,042	$2,739,040
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(10,545)	—	(311)	(10,856)
Redemption of OP Units for common shares	821	8	11,718	—	—	—	11,726
Common shares repurchased	(9,321)	(93)	(135,654)	—	—	—	(135,747)
Common shares issued pursuant to employee incentive compensation plan and ESPP	56	—	1,172	—	—	—	1,172
Dividends declared on common shares ($0.225 per common share)	—	—	—	(23,803)	—	—	(23,803)
Distributions to noncontrolling interests, net	—	—	—	—	—	(9)	(9)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	(3,015)	—	(1,781)	—	(4,796)
Total other comprehensive income	—	—	—	—	14,255	—	14,255
Other comprehensive income attributable to noncontrolling interest	—	—	—	—	(1,019)	1,019	—
BALANCE AS OF JUNE 30, 2023	105,139	$1,052	$3,156,511	$(641,813)	$43,491	$31,741	$2,590,982

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income	Interests	Equity
BALANCE AS OF DECEMBER 31, 2023	94,309	$944	$2,978,852	$(776,962)	$20,042	$28,973	$2,251,849
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(56,649)	—	(10,967)	(67,616)
Redemption of OP Units for common shares	625	7	10,209	—	—	—	10,216
Common shares repurchased	(7,686)	(77)	(118,081)	—	—	—	(118,158)
Common shares issued pursuant to employee incentive compensation plan and ESPP	58	—	1,326	—	—	—	1,326
Dividends declared on common shares ($0.35 per common share)	—	—	—	(32,171)	—	—	(32,171)
Acquisition of noncontrolling interests	—	—	(21,893)	—	—	(4,693)	(26,586)
Contributions from noncontrolling interests, net	—	—	—	—	—	35	35
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	5,311	—	(1,592)	—	3,719
Total other comprehensive income	—	—	—	—	11,968	—	11,968
Other comprehensive income attributable to noncontrolling interests	—	—	—	—	(1,588)	1,588	—
BALANCE AS OF JUNE 30, 2024	87,306	$874	$2,855,724	$(865,782)	$28,830	$14,936	$2,034,582

BALANCE AS OF DECEMBER 31, 2022	114,013	$1,141	$3,263,738	$(628,636)	$45,644	$32,225	$2,714,112
Net income (loss) attributable to common shareholders and noncontrolling interests	—	—	—	10,626	—	(535)	10,091
Redemption of OP Units for common shares	1,577	16	25,492	—	—	—	25,508
Common shares repurchased	(10,526)	(105)	(155,740)	—	—	—	(155,845)
Common shares issued pursuant to employee incentive compensation plan and ESPP	75	—	1,796	—	—	—	1,796
Dividends declared on common shares ($0.225 per common share)	—	—	—	(23,803)	—	—	(23,803)
Distributions to noncontrolling interests, net	—	—	—	—	—	(16)	(16)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	21,225	—	444	—	21,669
Total other comprehensive loss	—	—	—	—	(2,530)	—	(2,530)
Other comprehensive income attributable to noncontrolling interests	—	—	—	—	(67)	67	—
BALANCE AS OF JUNE 30, 2023	105,139	$1,052	$3,156,511	$(641,813)	$43,491	$31,741	$2,590,982

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net income (loss)	$(75,604)	$12,056
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	21,029	20,514
Depreciation and amortization expense, including amortization of deferred financing costs	111,444	105,105
Deferred rent	(10,197)	(15,256)
Income from unconsolidated real estate ventures, net	(749)	(943)
Amortization of market lease intangibles, net	114	(510)
Amortization of lease incentives	3,437	1,340
Loss on the extinguishment of debt	—	450
Impairment loss	18,236	—
Gain on the sale of real estate, net	(286)	(40,700)
Loss (income) on operating lease and other receivables	1,571	(351)
Income from investments, net	(697)	(1,305)
Return on capital from unconsolidated real estate ventures	1,680	9,354
Other non-cash items	2,515	5,800
Changes in operating assets and liabilities:
Tenant and other receivables	11,246	12,138
Other assets, net	1,225	4,273
Accounts payable and accrued expenses	(19,575)	(19,172)
Other liabilities, net	(4,576)	(3,362)
Net cash provided by operating activities	60,813	89,431
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(113,437)	(164,776)
Acquisition of real estate	—	(19,551)
Proceeds from the sale of real estate	12,410	68,998
Proceeds from derivative financial instruments	2,941	—
Distributions of capital from unconsolidated real estate ventures and other investments	163,875	—
Investments in unconsolidated real estate ventures and other investments	(3,797)	(20,171)
Net cash provided by (used in) investing activities	61,992	(135,500)
FINANCING ACTIVITIES:
Borrowings under mortgage loans	89,578	251,714
Borrowings under revolving credit facility	173,000	122,000
Borrowings under term loans	—	170,000
Repayments of mortgage loans	(1,560)	(278,469)
Repayments of revolving credit facility	(195,000)	(60,000)
Payments on derivative financial instruments	(2,941)	—
Debt issuance and modification costs	(49)	(17,213)
Acquisition/redemption of noncontrolling interests	(26,569)	(647)
Proceeds from common shares issued pursuant to ESPP	591	665
Common shares repurchased	(116,358)	(155,845)
Dividends paid to common shareholders	(32,171)	(49,455)
Distributions to redeemable noncontrolling interests	(5,840)	(7,895)
Distributions to noncontrolling interests	(25)	(15)
Net cash used in financing activities	(117,344)	(25,160)

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Net increase (decrease) in cash and cash equivalents, and restricted cash	$5,461	$(71,229)
Cash and cash equivalents, and restricted cash, beginning of period	200,441	274,073
Cash and cash equivalents, and restricted cash, end of period	$205,902	$202,844

CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD:
Cash and cash equivalents	$163,536	$156,639
Restricted cash	42,366	46,205
Cash and cash equivalents, and restricted cash	$205,902	$202,844

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $4,211 and $7,221 in 2024 and 2023)	$52,747	$44,379
Accrued capital expenditures included in accounts payable and accrued expenses	64,521	75,565
Write-off of fully depreciated assets	18,635	3,335
Redemption of OP Units for common shares	10,216	25,508
Recognition (derecognition) of operating lease right-of-use asset	(13,724)	61,443
Recognition (derecognition) of liabilities related to operating lease right-of-use asset	(13,724)	61,443
Cash paid for amounts included in the measurement of lease liabilities for operating leases	6,331	1,967

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Organization and Basis of Presentation

Organization

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust ("REIT"), owns, operates, invests in and develops mixed-use properties in high growth and high barrier-to-entry submarkets in and around Washington, D.C., most notably National Landing. Through an intense focus on placemaking, JBG SMITH cultivates vibrant, amenity-rich, walkable neighborhoods throughout the Washington, D.C. metropolitan area. Approximately 75.0% of our holdings are in the National Landing submarket in Northern Virginia, which is anchored by four key demand drivers: Amazon.com, Inc.'s ("Amazon") new headquarters; Virginia Tech's under-construction $1 billion Innovation Campus; the submarket’s proximity to the Pentagon; and our retail and digital placemaking initiatives and public infrastructure improvements. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the legacy funds formerly organized by The JBG Companies ("JBG") (the "JBG Legacy Funds") and other third parties.

Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of June 30, 2024, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 86.4% of its OP Units, after giving effect to the conversion of certain vested long-term incentive partnership units ("LTIP Units") that are convertible into OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our: (i) 10.0% subordinated interest in one commercial building, (ii) 33.5% subordinated interest in four commercial buildings (the "Fortress Assets") and (iii) 49.0% interest in three commercial buildings (the "L'Enfant Plaza Assets"), as well as the associated non-recourse mortgage loans, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures, and we have not guaranteed their obligations or otherwise committed to providing financial support.

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

As of June 30, 2024, our Operating Portfolio consisted of 40 operating assets comprising 15 multifamily assets totaling 6,318 units (6,318 units at our share), 23 commercial assets totaling 7.2 million square feet (6.9 million square feet at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have two under-construction multifamily assets totaling 1,583 units (1,583 units at our share) and 18 assets in the development pipeline totaling 11.4 million square feet (9.3 million square feet at our share) of estimated potential development density.

We derive our revenue primarily from leases with multifamily and commercial tenants, which include fixed and percentage rents, and reimbursements from tenants for certain expenses such as real estate taxes, property operating expenses, and repairs and maintenance. In addition, our third-party asset management and real estate services business provides fee-based real estate services.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission ("SEC") on February 20, 2024 ("Annual Report").

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of June 30, 2024 and December 31, 2023, and for the three and six months ended June 30, 2024 and 2023. References to our balance sheets refer to our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. References to our statements of operations refer to our condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023. References to our statements of comprehensive income (loss) refer to our condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023.

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

3.Dispositions

Dispositions

The following is a summary of activity for the six months ended June 30, 2024:

					Gain (Loss)
			Gross	Cash	on the Sale
			Sales	Proceeds	of Real
Date Disposed	Assets	Segment	Price	from Sale	Estate

			(In thousands)
January 22, 2024	North End Retail	Multifamily	$14,250	$12,410	$(1,200)
	Other (1)				1,486
					$286
(1)	Primarily related to certain previously recorded contingent liabilities which were relieved in connection with the sale of Central Place Tower by one of our unconsolidated real estate ventures. See Note 4 for additional information.

We are under contract to sell a multifamily asset located in Washington D.C. for $86.8 million that went firm on July 29, 2024. Subject to customary closing conditions, we anticipate that this transaction will close in 2024; however, we can make no assurances as to when or if the transaction will close.

4.Investments in Unconsolidated Real Estate Ventures

The following is a summary of the composition of our investments in unconsolidated real estate ventures:

	Effective
	Ownership
Real Estate Venture	Interest (1)	June 30, 2024	December 31, 2023

		(In thousands)
Prudential Global Investment Management ("PGIM") (2)	50.0%	$724	$163,375
J.P. Morgan Global Alternatives ("J.P. Morgan") (3)	50.0%	73,892	72,742
4747 Bethesda Venture	20.0%	11,672	13,118
Brandywine Realty Trust	30.0%	13,701	13,681
CBREI Venture (4)	10.0%	174	180
Landmark Partners (5)	18.0%	575	605
Other		305	580
Total investments in unconsolidated real estate ventures (6) (7)		$101,043	$264,281
(1)	Reflects our effective ownership interests as of June 30, 2024. We have multiple investments with certain venture partners in the underlying real estate.
(2)	In February 2024, the venture sold its interest in Central Place Tower for a gross sales price of $325.0 million.
(3)	J.P. Morgan is the advisor for an institutional investor.
(4)	Excludes The Foundry for which we had a zero-investment balance and discontinued applying the equity method of accounting after September 30, 2023. In April 2024, the lender foreclosed on the loan secured by The Foundry and took possession of the property.
(5)	Excludes the L'Enfant Plaza Assets for which we have a zero-investment balance and discontinued applying the equity method of accounting after September 30, 2022.
(6)	Excludes (i) 10.0% subordinated interest in one commercial building, (ii) the Fortress Assets, (iii) the L'Enfant Plaza Assets and (iv) The Foundry. See Note 1 for more information. Also, excludes our interest in an investment in the real estate venture that owns 1101 17th Street for which we have discontinued applying the equity method of accounting since June 30, 2018 because we received distributions in excess of our contributions and share of earnings, which reduced our investment to zero; further, we are not obligated to provide for losses, have not guaranteed its obligations or otherwise committed to provide financial support.
(7)	As of June 30, 2024 and December 31, 2023, our total investments in unconsolidated real estate ventures were greater than our share of the net book value of the underlying assets by $9.6 million and $8.7 million, resulting principally from our zero-investment balance in certain real estate ventures and capitalized interest.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $4.1 million and $8.7 million for the three and six months ended June 30, 2024, and $5.6 million and $10.8 million for the three and six months ended June 30, 2023 for such services.

The following is a summary of disposition activity by our unconsolidated real estate ventures:

Proportionate
	Real Estate			Gross	Share of
	Venture		Ownership	Sales	Aggregate
Date Disposed	Partner	Assets	Percentage	Price	Gain (1)

(In thousands)
February 13, 2024	PGIM	Central Place Tower	50.0%	$325,000	$480
(1)	Additionally, we recognized $1.4 million related to certain previously recorded contingent liabilities, which were relieved in connection with the sale and included in "Gain on the sale of real estate, net" in our statement of operations.

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted
	Average Effective
	Interest Rate (1)	June 30, 2024	December 31, 2023

		(In thousands)
Variable rate (2)	5.73%	$175,000	$175,000
Fixed rate (3)	4.13%	60,000	60,000
Mortgage loans (4)		235,000	235,000
Unamortized deferred financing costs and premium / discount, net		(7,163)	(8,531)
Mortgage loans, net (4) (5)		$227,837	$226,469
(1)	Weighted average effective interest rate as of June 30, 2024.
(2)	Includes variable rate mortgages with interest rate cap agreements.
(3)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.
(4)	Excludes mortgage loans related to the Fortress Assets, the L'Enfant Plaza Assets and The Foundry. In April 2024, the lender foreclosed on the loan secured by The Foundry and took possession of the property.
(5)	See Note 17 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of financial information for our unconsolidated real estate ventures:

	June 30, 2024	December 31, 2023

	(In thousands)
Combined balance sheet information: (1)
Real estate, net	$449,501	$729,791
Other assets, net	66,540	137,771
Total assets	$516,041	$867,562

Mortgage loans, net	$227,837	$226,469
Other liabilities, net	27,633	47,251
Total liabilities	255,470	273,720
Total equity	260,571	593,842
Total liabilities and equity	$516,041	$867,562

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Combined income statement information: (1)
Total revenue	$7,912	$24,952	$21,194	$44,985
Operating income (2)	1,414	5,088	5,938	7,579
Net loss (2)	(2,511)	(2,214)	(1,867)	(3,934)
(1)	Excludes amounts related to the Fortress Assets and the L'Enfant Plaza Assets. Excludes combined balance sheet information for both periods presented and combined income statement information for the three and six months ended June 30, 2024 related to The Foundry as we discontinued applying the equity method of accounting after September 30, 2023.
(2)	Includes the gain on the sale of Central Place Tower of $894,000 for the six months ended June 30, 2024.

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

Unconsolidated VIEs

As of June 30, 2024 and December 31, 2023, we had interests in entities deemed to be VIEs. Although we may be responsible for managing the day-to-day operations of these investees, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. We account for our investment in these entities under the equity method. As of June 30, 2024 and December 31, 2023, the net carrying amounts of our investment in these entities were $88.4 million and $87.3 million, which were included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs was included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees. See Note 17 for additional information.

Consolidated VIEs

JBG SMITH LP is our most significant consolidated VIE. We hold 86.4% of the limited partnership interest in JBG SMITH LP, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management. The noncontrolling interests of JBG SMITH LP do not have substantive liquidation rights, substantive kick-out rights without cause or substantive participating rights that could be exercised by a simple majority of noncontrolling interest limited partners (including by such a limited partner unilaterally). Because the noncontrolling interest holders do not have these rights, JBG SMITH LP is a VIE. As general partner, we have the power to direct the activities of JBG SMITH LP that most significantly affect its economic performance, and through our majority interest, we have both the right to receive benefits from and the obligation to absorb losses of JBG SMITH LP. Accordingly, we are the primary beneficiary of JBG SMITH LP and consolidate it in our financial statements. Because we conduct our business through JBG SMITH LP, its total assets and liabilities comprise substantially all our consolidated assets and liabilities.

In March 2021, we leased the land underlying 1900 Crystal Drive located in National Landing to a lessee, which constructed an 808-unit multifamily asset comprising two towers, The Grace and Reva, with ground floor retail. The ground lessee engaged us to be the development manager for the construction of 1900 Crystal Drive, and separately, we were the lessee in a master lease of the asset. We determined that 1900 Crystal Drive was a VIE and that we were the primary beneficiary of the VIE. Accordingly, we consolidated the VIE with the lessee's ownership interest shown as "Noncontrolling interests" in our consolidated balance sheet. In June 2024, we acquired the ground lessee's interest in 1900 Crystal Drive for $26.6 million of which $4.7 million was a reduction of "Noncontrolling interests" in our balance sheet. As a result of the transaction, 1900 Crystal Drive is no longer a VIE.

As of June 30, 2024, excluding JBG SMITH LP, we consolidated one VIE (2000/2001 South Bell Street) with total assets of $256.1 million and liabilities of $157.9 million, and as of December 31, 2023, excluding JBG SMITH LP, we consolidated two VIEs (1900 Crystal Drive and 2000/2001 South Bell Street) with total assets of $503.2 million and liabilities of $293.3 million. VIE assets primarily consisted of construction in progress and VIE liabilities primarily consisted of mortgage loans. The assets of the VIEs can only be used to settle the obligations of the VIEs, and the liabilities include third-party liabilities of the VIEs for which the creditors or beneficial interest holders do not have recourse against us.

6.Other Assets, Net

The following is a summary of other assets, net:

	June 30, 2024	December 31, 2023

	(In thousands)
Prepaid expenses	$10,188	$13,215
Derivative financial instruments, at fair value	42,116	42,341
Deferred financing costs, net	8,740	10,199
Operating lease right-of-use assets	45,238	60,329
Investments in funds (1)	24,119	21,785
Other investments (2)	3,487	3,487
Other	12,546	12,125
Total other assets, net	$146,434	$163,481
(1)	Consists of investments in real estate-focused technology companies, which are recorded at their fair value based on their reported net asset value. During the three and six months ended June 30, 2024, unrealized gains related to these investments were $797,000 and $1.3 million. During the three and six months ended June 30, 2023, unrealized gains (losses) related to these investments were ($338,000) and $1.7 million. During the three and six months ended June 30, 2024, realized losses related to these investments were $183,000 and $622,000. During the three and six months ended June 30, 2023, realized losses related to these investments were $189,000 and $318,000. Unrealized gains (losses) and realized losses were included in "Interest and other income, net" in our statements of operations.
(2)	Primarily consists of equity investments that are carried at cost.

7.Debt

Mortgage Loans

The following is a summary of mortgage loans:

	Weighted Average
	Effective
	Interest Rate (1)	June 30, 2024	December 31, 2023

		(In thousands)
Variable rate (2)	6.23%	$701,283	$608,582
Fixed rate (3)	4.78%	1,188,709	1,189,643
Mortgage loans		1,889,992	1,798,225
Unamortized deferred financing costs and premium / discount, net		(13,533)	(15,211)
Mortgage loans, net		$1,876,459	$1,783,014
(1)	Weighted average effective interest rate as of June 30, 2024.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.52%, and the weighted average maturity date of the interest rate caps was June 2025. In July 2024, a new interest rate cap was executed that extended the weighted average maturity date of the interest rate caps to October 2025. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of June 30, 2024, one-month term Secured Overnight Financing Rate ("SOFR") was 5.34%.
(3)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.

As of June 30, 2024 and December 31, 2023, the net carrying value of real estate collateralizing our mortgage loans totaled $2.2 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgage loans are recourse to us. See Note 17 for additional information.

As of June 30, 2024 and December 31, 2023, we had various interest rate swap and cap agreements on certain mortgage loans with an aggregate notional value of $1.6 billion and $1.7 billion. See Note 15 for additional information.

Revolving Credit Facility and Term Loans

As of June 30, 2024 and December 31, 2023, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2025, a $400.0 million term loan ("Tranche A-2 Term Loan") maturing in January 2028 and a $120.0 million term loan ("2023 Term Loan") maturing in June 2028. The revolving credit facility has two six-month extension options, and the Tranche A-1 Term Loan has two one-year extension options.

The following is a summary of amounts outstanding under the revolving credit facility and term loans:

	Effective
	Interest Rate (1)	June 30, 2024	December 31, 2023

		(In thousands)
Revolving credit facility (2) (3)	6.78%	$40,000	$62,000

Tranche A-1 Term Loan (4)	2.70%	$200,000	$200,000
Tranche A-2 Term Loan (5)	3.58%	400,000	400,000
2023 Term Loan (6)	5.31%	120,000	120,000
Term loans		720,000	720,000
Unamortized deferred financing costs, net		(2,390)	(2,828)
Term loans, net		$717,610	$717,172
(1)	Effective interest rate as of June 30, 2024. The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(2)	As of June 30, 2024, daily SOFR was 5.33%. As of June 30, 2024 and December 31, 2023, letters of credit with an aggregate face amount of $15.7 million and $467,000 were outstanding under our revolving credit facility.
(3)	As of June 30, 2024 and December 31, 2023, excludes $8.7 million and $10.2 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our balance sheets.
(4)	As of June 30, 2024 and December 31, 2023, the interest rate swaps fix SOFR at a weighted average interest rate of 1.46%. Interest rate swaps with a total notional value of $200.0 million matured in July 2024. We have two forward-starting interest rate swaps that became effective in July 2024 with a total notional value of $200.0 million, which effectively fix SOFR at a weighted average interest rate of 4.00% through January 2027.
(5)	As of June 30, 2024 and December 31, 2023, the interest rate swaps fix SOFR at a weighted average interest rate of 2.29%. Interest rate swaps with a total notional value of $200.0 million matured in July 2024 and with a total notional value of $200.0 million will mature in January 2028. We have two forward-starting interest rate swaps that became effective in July 2024 with a total notional value of $200.0 million, which effectively fix SOFR at a weighted average interest rate of 2.81% through the maturity date.
(6)	As of June 30, 2024 and December 31, 2023, the outstanding balance was fixed by an interest rate swap agreement, which fixes SOFR at an interest rate of 4.01% through the maturity date.

8.Other Liabilities, Net

The following is a summary of other liabilities, net:

	June 30, 2024	December 31, 2023

	(In thousands)
Lease intangible liabilities, net	$3,268	$3,496
Lease incentive liabilities	7,710	7,546
Liabilities related to operating lease right-of-use assets	46,172	64,501
Prepaid rent	12,864	11,881
Security deposits	12,474	12,133
Environmental liabilities	17,468	17,568
Deferred tax liability, net	2,445	3,326
Derivative financial instruments, at fair value	5,458	14,444
Other	4,123	3,974
Total other liabilities, net	$111,982	$138,869

9.Redeemable Noncontrolling Interests

OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. Vested LTIP Units are redeemable into OP Units. During the six months ended June 30, 2024 and 2023, unitholders redeemed 625,166 and 1.6 million OP Units, which we elected to redeem for an equivalent number of our common shares. As of June 30, 2024, outstanding OP Units and redeemable LTIP Units totaled 13.8 million, representing a 13.6% ownership interest in JBG SMITH LP. Our OP Units and certain vested LTIP Units are presented at the higher of their redemption value or their carrying value, with adjustments to the redemption value recognized in "Additional paid-in capital" in our balance sheets. Redemption value per OP Unit is equivalent to the market value of one common share at the end of the period. In July 2024, unitholders redeemed 100,972 OP Units and LTIP Units, which we elected to redeem for an equivalent number of our common shares.

The following is a summary of the activity of redeemable noncontrolling interests:

	Three Months Ended June 30,
	2024	2023
			Consolidated
	JBG	JBG	Real Estate
	SMITH LP	SMITH LP	Venture	Total

	(In thousands)
Balance, beginning of period	$435,529	$457,778	$—	$457,778
Redemptions	(2,341)	(11,726)	—	(11,726)
LTIP Units issued in lieu of cash compensation (1)	854	757	—	757
Net loss	(3,454)	(1,398)	—	(1,398)
Other comprehensive income (loss)	(434)	1,781	—	1,781
Distributions	(2,910)	(3,927)	—	(3,927)
Share-based compensation expense	10,913	9,606	—	9,606
Adjustment to redemption value	(1,484)	3,015	—	3,015
Balance, end of period	$436,673	$455,886	$—	$455,886

	Six Months Ended June 30,
	2024	2023
			Consolidated
	JBG	JBG	Real Estate
	SMITH LP	SMITH LP	Venture (2)	Total

	(In thousands)
Balance, beginning of period	$440,737	$480,663	$647	$481,310
Redemptions	(10,216)	(25,508)	(647)	(26,155)
LTIP Units issued in lieu of cash compensation (1)	3,836	5,213	—	5,213
Net income (loss)	(7,988)	1,965	—	1,965
Other comprehensive income (loss)	1,592	(444)	—	(444)
Distributions	(5,840)	(3,927)	—	(3,927)
Share-based compensation expense	19,863	19,149	—	19,149
Adjustment to redemption value	(5,311)	(21,225)	—	(21,225)
Balance, end of period	$436,673	$455,886	$—	$455,886
(1)	See Note 11 for additional information.
(2)	As of December 31, 2022, we held a 99.7% ownership interest in a real estate venture that owned The Wren, a multifamily asset. In February 2023, the partner redeemed its 0.3% interest, increasing our ownership interest to 100.0%.

10.Property Rental Revenue

The following is a summary of property rental revenue from our non-cancellable leases:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	X	2024	2023

	(In thousands)
Fixed	$103,602	$108,124		$216,579	$221,195
Variable	8,934	12,468		18,593	23,430
Property rental revenue	$112,536	$120,592		$235,172	$244,625

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

The aggregate grant-date fair value of the Time-Based LTIP Units and the LTIP Units granted during the six months ended June 30, 2024 was $20.3 million. The Time-Based LTIP Units and the LTIP Units were valued based on the closing common share price on the grant date, less a discount for post-grant restrictions. The discount was determined using Monte Carlo simulations based on the following significant assumptions:

Expected volatility	33.0 % to 35.0%
Risk-free interest rate	4.4% to 4.8%
Post-grant restriction periods	2 to 6 years

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

The aggregate grant-date fair value of the AO LTIP Units granted during the six months ended June 30, 2024 was $7.1 million, valued using Monte Carlo simulations based on the following significant assumptions:

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

The aggregate grant-date fair value of the RSUs granted during the six months ended June 30, 2024 was $1.3 million. The Time-Based RSUs were valued based on the closing common share price on the date of grant.

ESPP

Pursuant to the ESPP, employees purchased 44,569 common shares for $592,000 during the six months ended June 30, 2024, valued using the Black-Scholes model based on the following significant assumptions:

Expected volatility	48.0%
Dividend yield	4.2%
Risk-free interest rate	5.3%
Expected life	3 months

Share-Based Compensation Expense

The following is a summary of share-based compensation expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	X	2024	2023

	(In thousands)
Time-Based LTIP Units	$5,885	$5,324		$11,357	$10,856
AO LTIP Units and Performance-Based LTIP Units	3,476	3,282		6,954	6,942
LTIP Units	1,552	1,000		1,552	1,000
Other equity awards (1)	1,168	1,262		2,212	2,798
Share-based compensation expense - other	12,081	10,868		22,075	21,596
Share-based compensation related to Formation Transaction and special equity awards (2)	—	—		—	351
Total share-based compensation expense	12,081	10,868		22,075	21,947
Less: amount capitalized	(590)	(782)		(1,046)	(1,433)
Share-based compensation expense	$11,491	$10,086		$21,029	$20,514
(1)	Primarily comprising compensation expense for: (i) fully vested LTIP Units issued to certain employees in lieu of all or a portion of any cash bonuses earned, (ii) RSUs and (iii) shares issued under our ESPP.
(2)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in our statement of operations. Includes share-based compensation expense for awards issued in connection with the Formation Transaction and with our successful pursuit of Amazon's additional headquarters in National Landing all of which were fully expensed as of December 31, 2023.

As of June 30, 2024, we had $32.6 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 2.5 years.

In April 2024, our shareholders approved an amendment to the JBG SMITH 2017 Omnibus Share Plan, as amended, (the "Plan") to increase the common shares reserved for issuance under the Plan by 7.5 million common shares.

12.Transaction and Other Costs

The following is a summary of transaction and other costs:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	X	2024	2023

	(In thousands)
Completed, potential and pursued transaction expenses (1)	$34	$227		$1,541	$274
Severance and other costs	505	1,799		512	3,247
Demolition costs	285	1,466		285	2,443
Transaction and other costs	$824	$3,492		$2,338	$5,964
(1)	Primarily consists of dead deal costs.

13.Interest Expense

The following is a summary of interest expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	X	2024	2023

	(In thousands)
Interest expense before capitalized interest	$31,234	$27,805		$62,074	$55,713
Amortization of deferred financing costs	4,179	1,351		8,082	2,630
Net loss on non-designated derivatives:
Net unrealized loss	27	2,944		69	5,641
Net realized loss	—	97		—	230
Capitalized interest	(3,467)	(6,362)		(8,092)	(11,537)
Interest expense	$31,973	$25,835		$62,133	$52,677

14.Shareholders' Equity and Earnings (Loss) Per Common Share

Common Shares Repurchased

Our Board of Trustees has authorized the repurchase of up to $1.5 billion of our outstanding common shares. During the three and six months ended June 30, 2024, we repurchased and retired 4.7 million and 7.7 million common shares for $68.7 million and $118.1 million, a weighted average purchase price per share of $14.62 and $15.35. During the three and six months ended June 30, 2023, we repurchased and retired 9.3 million and 10.5 million common shares for $135.7 million and $155.8 million, a weighted average purchase price per share of $14.54 and $14.79. Since we began the share repurchase program through June 30, 2024, we have repurchased and retired 53.6 million common shares for $1.1 billion, a weighted average purchase price per share of $20.09.

During July 2024, through the date of this filing, we repurchased and retired 897,531 common shares for $14.0 million, a weighted average purchase price per share of $15.55, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

The following is a summary of the calculation of basic and diluted earnings (loss) per common share and a reconciliation of net income (loss) to the amounts of net income (loss) available to common shareholders used in calculating basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	X	2024	2023

	(In thousands, except per share amounts)
Net income (loss)	$(33,414)	$(12,254)		$(75,604)	$12,056
Net (income) loss attributable to redeemable noncontrolling interests	3,454	1,398		7,988	(1,965)
Net loss attributable to noncontrolling interests	5,587	311		10,967	535
Net income (loss) attributable to common shareholders	(24,373)	(10,545)		(56,649)	10,626
Distributions to participating securities	(503)	(717)		(1,157)	(717)
Net income (loss) available to common shareholders - basic and diluted	$(24,876)	$(11,262)		$(57,806)	$9,909

Weighted average number of common shares outstanding - basic and diluted	91,030	109,695		91,832	111,862

Earnings (loss) per common share - basic and diluted	$(0.27)	$(0.10)		$(0.63)	$0.09

The effect of the redemption of OP Units, Time-Based LTIP Units, fully vested LTIP Units and special equity awards that were outstanding as of June 30, 2024 and 2023 is excluded in the computation of diluted earnings (loss) per common share as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings (loss) per share). Since OP Units, Time-Based LTIP Units, LTIP Units and special equity awards, which are held by noncontrolling interests, are attributed gains at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average impact are excluded from net income (loss) available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted earnings (loss) per common share. AO LTIP Units, Performance-Based LTIP Units, formation awards and RSUs, which totaled 7.9 million for the three and six months ended June 30, 2024, and 5.2 million and 5.3 million for the three and six months ended June 30, 2023, were excluded from the calculation of diluted earnings (loss) per common share as they were antidilutive, but potentially could be dilutive in the future.

Dividends Declared in July 2024

On July 24, 2024, our Board of Trustees declared a quarterly dividend of $0.175 per common share, payable on August 21, 2024 to shareholders of record as of August 7, 2024.

15.Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments.

As of June 30, 2024 and December 31, 2023, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized gain on our derivative financial instruments designated as effective hedges was $33.1 million and $22.7 million as of June 30, 2024 and December 31, 2023 and was recorded in "Accumulated other comprehensive income" in our balance sheets, of which a portion was allocated to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $20.7 million of the net unrealized gain as a decrease to interest expense.

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

The following is a summary of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
June 30, 2024
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$36,606	—	$36,606	—
Non-designated derivatives:
Classified as assets in "Other assets, net"	5,510	—	5,510	—
Classified as liabilities in "Other liabilities, net"	5,458	—	5,458	—

December 31, 2023
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$35,632	—	$35,632	—
Classified as liabilities in "Other liabilities, net"	7,936	—	7,936	—
Non-designated derivatives:
Classified as assets in "Other assets, net"	6,709	—	6,709	—
Classified as liabilities in "Other liabilities, net"	6,508	—	6,508	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2024 and December 31, 2023, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains (losses) included in "Other comprehensive income (loss)" in our statements of comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 were attributable to the net change in unrealized gains or losses related to effective derivative financial instruments that were outstanding during those periods, none of which were reported in our statements of operations as the derivative financial instruments were documented and qualified as hedging instruments. Realized and unrealized gains (losses) related to non-designated hedges are included in "Interest expense" in our statements of operations.

Fair Value Measurements on a Nonrecurring Basis

Our real estate assets are reviewed for impairment whenever there are changes in circumstances or indicators that the carrying amount of the assets may not be recoverable.

This assessment resulted in the impairment of two development parcels, which had an estimated fair value of $24.7 million based on a market approach and were classified as Level 2 in the fair value hierarchy. The impairment loss totaled $1.0 million and $18.2 million, which was included in "Impairment loss" in our consolidated statements of operations for the three and six months ended June 30, 2024.

Financial Assets and Liabilities Not Measured at Fair Value

As of June 30, 2024 and December 31, 2023, all financial assets and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	June 30, 2024		December 31, 2023
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgage loans	$1,889,992	$1,848,171	$1,798,225	$1,753,251
Revolving credit facility	40,000	39,950	62,000	62,000
Term loans	720,000	715,823	720,000	715,950
(1)	The carrying amount consists of principal only.

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

The following represents the components of revenue from our third-party asset management and real estate services business:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	X	2024	2023

	(In thousands)
Property management fees	$3,976	$5,017		$8,247	$9,969
Asset management fees	1,242	1,255		2,166	2,358
Development fees	419	2,756		657	4,742
Leasing fees	1,190	1,256		2,325	2,612
Construction management fees	177	303		560	643
Other service revenue	1,311	1,422		2,365	2,646
Third-party real estate services revenue, excluding reimbursements	8,315	12,009		16,320	22,970
Reimbursement revenue (1)	9,082	10,853		18,945	22,676
Third-party real estate services revenue, including reimbursements	17,397	22,862		35,265	45,646
Third-party real estate services expenses	18,650	22,105		40,977	45,928
Third-party real estate services revenue less expenses	$(1,253)	$757		$(5,712)	$(282)

(1)	Represents reimbursement of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Management company assets primarily consist of management and leasing contracts with a net book value of $5.4 million and $8.1 million as of June 30, 2024 and December 31, 2023, which were included in "Intangible assets, net" in our balance sheets. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

The following is the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	X	2024	2023

	(In thousands)
Net income (loss) attributable to common shareholders	$(24,373)	$(10,545)		$(56,649)	$10,626
Net income (loss) attributable to redeemable noncontrolling interests	(3,454)	(1,398)		(7,988)	1,965
Net loss attributable to noncontrolling interests	(5,587)	(311)		(10,967)	(535)
Net income (loss)	(33,414)	(12,254)		(75,604)	12,056
Add:
Depreciation and amortization expense	51,306	49,218		108,161	102,649
General and administrative expense:
Corporate and other	17,001	15,093		31,974	31,216
Third-party real estate services	18,650	22,105		40,977	45,928
Share-based compensation related to Formation Transaction and special equity awards	—	—		—	351
Transaction and other costs	824	3,492		2,338	5,964
Interest expense	31,973	25,835		62,133	52,677
Loss on the extinguishment of debt	—	450		—	450
Impairment loss	1,025	—		18,236	—
Income tax expense (benefit)	597	611		(871)	595
Less:
Third-party real estate services, including reimbursements revenue	17,397	22,862		35,265	45,646
Other revenue	2,126	3,846		13,389	5,572
Income (loss) from unconsolidated real estate ventures, net	(226)	510		749	943
Interest and other income, net	3,432	2,281		5,532	6,358
Gain on the sale of real estate, net	89	—		286	40,700
Consolidated NOI	$65,144	$75,051		$132,123	$152,667

The following is a summary of NOI and certain balance sheet data by segment. Items classified in the Other column include development assets, corporate entities, land assets for which we are the ground lessor and the elimination of inter-segment activity.

	Three Months Ended June 30, 2024
	Multifamily	Commercial	Other	Total

	(In thousands)
Property rental revenue (1)	$53,224	$55,656	$2,918	$111,798
Parking revenue	198	3,832	(31)	3,999
Total property revenue	53,422	59,488	2,887	115,797
Property expense:
Property operating	18,913	17,553	(212)	36,254
Real estate taxes	6,319	7,376	704	14,399
Total property expense	25,232	24,929	492	50,653
Consolidated NOI	$28,190	$34,559	$2,395	$65,144

	Three Months Ended June 30, 2023
	Multifamily	Commercial	Other	Total

	(In thousands)
Property rental revenue	$52,443	$64,321	$3,828	$120,592
Parking revenue	295	4,426	74	4,795
Total property revenue	52,738	68,747	3,902	125,387
Property expense:
Property operating	18,394	18,252	(734)	35,912
Real estate taxes	5,648	8,195	581	14,424
Total property expense	24,042	26,447	(153)	50,336
Consolidated NOI	$28,696	$42,300	$4,055	$75,051

	Six Months Ended June 30, 2024
	Multifamily	Commercial	Other	Total

	(In thousands)
Property rental revenue (1)	$104,670	$113,235	$6,197	$224,102
Parking revenue	379	7,432	(63)	7,748
Total property revenue	105,049	120,667	6,134	231,850
Property expense:
Property operating	36,319	34,630	584	71,533
Real estate taxes	12,276	14,777	1,141	28,194
Total property expense	48,595	49,407	1,725	99,727
Consolidated NOI	$56,454	$71,260	$4,409	$132,123

	Six Months Ended June 30, 2023
	Multifamily	Commercial	Other	Total

	(In thousands)
Property rental revenue	$102,353	$136,238	$6,034	$244,625
Parking revenue	519	8,564	131	9,214
Total property revenue	102,872	144,802	6,165	253,839
Property expense:
Property operating	35,849	37,623	(1,948)	71,524
Real estate taxes	11,256	17,196	1,196	29,648
Total property expense	47,105	54,819	(752)	101,172
Consolidated NOI	$55,767	$89,983	$6,917	$152,667

	Multifamily	Commercial	Other	Total

	(In thousands)
June 30, 2024
Real estate, at cost	$3,219,444	$2,308,345	$417,549	$5,945,338
Investments in unconsolidated real estate ventures	—	12,002	89,041	101,043
Total assets	2,454,895	2,482,083	388,138	5,325,116

December 31, 2023
Real estate, at cost	$3,154,116	$2,357,713	$363,333	$5,875,162
Investments in unconsolidated real estate ventures	—	176,786	87,495	264,281
Total assets	2,559,395	2,683,947	275,173	5,518,515

(1)	Property rental revenue excludes $738,000 and $11.1 million of other revenue including lease termination revenue for the three and six months ended June 30, 2024.

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

Construction Commitments

As of June 30, 2024, we had assets under construction that, based on our current plans and estimates, require an additional $98.5 million to complete, which we anticipate will be primarily expended over the next two years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset sales and recapitalizations, and available cash.

Environmental Matters

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $17.5 million and $17.6 million as of June 30, 2024 and December 31, 2023, and are included in "Other liabilities, net" in our balance sheets.

Other

As of June 30, 2024, we had committed tenant-related obligations totaling $44.4 million ($44.3 million related to our consolidated entities and $144,000 related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

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

As of June 30, 2024, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures and other investments totaling $58.0 million. As of June 30, 2024, we had no debt principal payment guarantees related to our unconsolidated real estate ventures.

Additionally, with respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of June 30, 2024, the aggregate amount of debt principal payment guarantees was $8.3 million for our consolidated entities.

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

We launched the Washington Housing Initiative ("WHI") with the Federal City Council in June 2018 as a scalable market-driven model that uses private capital to help address the scarcity of housing for middle income families. The WHI Impact Pool completed fundraising in 2020 with capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million. As of June 30, 2024, our remaining unfunded commitment was $2.9 million. During the second quarter of 2024, we combined our existing impact investing activities, including WHI, with the newly formed LEO Impact Capital ("LEO"), our workforce housing investment management platform. LEO aims to acquire, operate and preserve middle income housing in rapidly growing neighborhoods vulnerable to rising housing costs.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds and the WHI Impact Pool and its affiliates was $3.2 million and $7.2 million for the three and six months ended June 30, 2024, and $5.9 million and $10.8 million for the three and six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, we had receivables from the JBG Legacy Funds and the WHI Impact Pool and its affiliates totaling $2.3 million and $3.5 million for such services.

Commencing in March 2023, in connection with the sale of an 80.0% interest in 4747 Bethesda Avenue in 2023, we leased our corporate offices from an unconsolidated real estate venture and incurred $1.3 million and $2.8 million of rent expense for the three and six months ended June 30, 2024, and $1.6 million and $1.8 million of rent expense for the three and six months ended June 30, 2023,which was included in "General and administrative expense" in our statements of operations.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $2.2 million and $4.7 million for the three and six months ended June 30, 2024, and $2.3 million and $4.6 million for the three and six months ended June 30, 2023, which was included in "Property operating expenses" in our statements of operations.

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

Organization and Basis of Presentation

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust ("REIT"), owns, operates, invests in and develops mixed-use properties in high growth and high barrier-to-entry submarkets in and around Washington, D.C., most notably National Landing. Through an intense focus on placemaking, JBG SMITH cultivates vibrant, amenity-rich, walkable neighborhoods throughout the Washington, D.C. metropolitan area. Approximately 75.0% of our holdings are in the National Landing submarket in Northern Virginia, which is anchored by four key demand drivers: Amazon.com, Inc.'s

("Amazon") new headquarters; Virginia Tech's under-construction $1 billion Innovation Campus; the submarket’s proximity to the Pentagon; and our retail and digital placemaking initiatives and public infrastructure improvements. In addition, our third-party asset management and real estate services business provides fee-based real estate services to the legacy funds formerly organized by The JBG Companies ("JBG") (the "JBG Legacy Funds") and other third parties.

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of June 30, 2024 and December 31, 2023, and for the three and six months ended June 30, 2024 and 2023. References to our balance sheets refer to our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. References to our statements of operations refer to our condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023.

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

Overview

As of June 30, 2024, our Operating Portfolio consisted of 40 operating assets comprising 15 multifamily assets totaling 6,318 units (6,318 units at our share), 23 commercial assets totaling 7.2 million square feet (6.9 million square feet at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have two under-construction multifamily assets totaling 1,583 units (1,583 units at our share) and 18 assets in the development pipeline totaling 11.4 million square feet (9.3 million square feet at our share) of estimated potential development density.

We continue to implement our comprehensive plan to reposition our holdings in the National Landing submarket in Northern Virginia by executing a broad array of placemaking strategies. Our placemaking includes the delivery of new multifamily and office developments, locally sourced amenity retail, and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. In keeping with our dedication to placemaking, each new project is intended to contribute to authentic and distinct neighborhoods by creating a vibrant street environment with robust retail offerings and other amenities, including improved public spaces. To that end, we saw the delivery of two placemaking projects, Water Park and Surreal in 2023. In the second quarter of 2024, we delivered 1900 Crystal Drive (The Grace and Reva) with 808 units and approximately 39,000 square feet of retail space. Additionally, the digital infrastructure investments we are making are advancing our efforts to make National Landing among the first 5G-operable submarkets in the nation.

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

Our multifamily portfolio occupancy as of June 30, 2024 of 94.3% was consistent compared to March 31, 2024. During the second quarter of 2024, we increased effective rents, which represent the average change in rental rates versus expiring rental rates net of concessions, by 4.6% blended across new and renewal leases and 8.6% upon renewal while achieving a 50.9% renewal rate across our portfolio. We continue to advance our two under-construction multifamily assets in National Landing, 1900 Crystal Drive (The Grace and Reva) and 2000/2001 South Bell Street (Valen and The Zoe), totaling 1,583 units. 1900 Crystal Drive began leasing in January 2024 with move-ins commencing in February 2024 and delivery of all remaining units in the second quarter of 2024, with 38.5% leased as of June 30, 2024. 2000/2001 South Bell Street is expected to deliver in the third quarter of 2025. We expect that interest expense will increase as we deliver our under-construction assets and cease capitalization of interest on those assets.

Our office portfolio occupancy as of June 30, 2024 of 80.6% decreased by 250 basis points as compared to March 31, 2024. As the office market continues to experience headwinds due to hybrid work trends and tenants seeking to repurpose space for flexibility, we anticipate continued weakness in the commercial office sector. In this environment, we expect many tenants will look for space that is newer or repurposed for their current flexible workspace needs. We have also seen tenants lease space but contract their total footprint. Accordingly, our efforts to re-lease certain spaces will be targeted toward buildings with long-term viability where we can concentrate occupancy, and we intend to take some of our other buildings out of service. In addition to 1800 South Bell Street, which we took out of service in the first quarter of 2024, we took 2100 Crystal Drive out of service when Amazon vacated in the second quarter of 2024. We are also phasing 2200 Crystal Drive out of service as leases expire. With the objective of ultimately reducing our competitive office inventory in National Landing, we expect to repurpose these older, obsolete and under-leased buildings for redevelopment, conversion to multifamily, hospitality or another specialty use. We anticipate approximately 485,000 square feet (approximately $22 million of annualized rent) in National Landing will be vacated in the second half of 2024 and in 2025, but that number could change as those expirations grow nearer.

We continue to advance the design and entitlement of our 11.4 million square feet (9.3 million square feet at our share) of estimated potential development density in our development pipeline and intend to look to source joint venture capital as a means of funding these developments as market conditions permit.

Operating Results

Key highlights for the three and six months ended June 30, 2024 included:

●	net loss attributable to common shareholders of $24.4 million, or $0.27 per diluted common share, for the three months ended June 30, 2024 compared to $10.5 million, or $0.10 per diluted common share, for the three months ended June 30, 2023. Net loss attributable to common shareholders of $56.6 million, or $0.63 per diluted common share, for the six months ended June 30, 2024 compared to net income attributable to common shareholders of $10.6 million, or $0.09 per diluted common share, for the six months ended June 30, 2023;
●	third-party real estate services revenue, including reimbursements, of $17.4 million and $35.3 million for the three and six months ended June 30, 2024, and $22.9 million and $45.6 million for the three and six months ended June 30, 2023;
●	operating multifamily portfolio leased and occupied percentages (1) at our share of 96.9% and 94.3% as of June 30, 2024 compared to 95.9% and 94.3% as of March 31, 2024, and 96.8% and 93.7% as of June 30, 2023;
●	operating commercial portfolio leased and occupied percentages at our share of 82.3% and 80.6% as of June 30, 2024 compared to 84.6% and 83.1% as of March 31, 2024, and 86.3% and 84.0% as of June 30, 2023;
●	the leasing of 248,000 square feet at our share, at an initial rent (2) of $46.61 per square foot and a GAAP-basis weighted average rent per square foot (3) of $47.34 for the three months ended June 30, 2024, and the leasing of 347,000 square feet at our share, at an initial rent (2) of $46.34 per square foot and a GAAP-basis weighted average rent per square foot (3) of $46.78 for the six months ended June 30, 2024; and
●	an increase in same store (4) NOI of 3.2% to $71.4 million for the three months ended June 30, 2024 compared to $69.1 million for the three months ended June 30, 2023, and an increase in same store (4) NOI of 5.2% to $145.1 million for the six months ended June 30, 2024 compared to $137.9 million for the six months ended June 30, 2023.
(1)	2221 S. Clark Street - Residential and 900 W Street are excluded from leased and occupied percentages as they are operated as short-term rental properties.
(2)	Represents the cash basis weighted average starting rent per square foot at our share, which excludes free rent and fixed escalations.
(3)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations.
(4)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the six months ended June 30, 2024 included:

●	the sale of North End Retail. See Note 3 to the financial statements for additional information;
●	the sale of Central Place Tower by one of our unconsolidated real estate ventures. See Note 4 to the financial statements for additional information;
●	net repayment of $22.0 million under our revolving credit facility;
●	the payment of dividends totaling $32.2 million and distributions to redeemable noncontrolling interests of $5.8 million;
●	the repurchase and retirement of 7.7 million of our common shares for $118.1 million, a weighted average purchase price per share of $15.35; and
●	the investment of $113.4 million in development costs, construction in progress and real estate additions.

Activity subsequent to June 30, 2024 included:

●	the declaration of a quarterly dividend of $0.175 per common share, payable on August 21, 2024 to shareholders of record as of August 7, 2024;
●	the repurchase and retirement of 897,531 common shares for $14.0 million, a weighted average purchase price per share of $15.55, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended; and
●	a contract to sell a multifamily asset located in Washington D.C. for $86.8 million that went firm on July 29, 2024. Subject to customary closing conditions, we anticipate that this transaction will close in 2024; however, we can make no assurances as to when or if the transaction will close.

Critical Accounting Estimates

Our Annual Report contains a description of our critical accounting estimates, including asset acquisitions, real estate, investments in real estate ventures and revenue recognition. There have been no significant changes to our policies during the six months ended June 30, 2024.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of recent accounting pronouncements.

Results of Operations

During the six months ended June 30, 2024, we sold North End Retail. In 2023, we sold an 80.0% interest in 4747 Bethesda Avenue to an unconsolidated real estate venture, and we sold Falkland Chase-South & West/North, 5 M Street Southwest, Crystal City Marriott and Capital Point-North-75 New York Avenue. We collectively refer to these assets as the "Disposed Properties" in the discussion below.

Comparison of the Three Months Ended June 30, 2024 to 2023

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended June 30, 2024 compared to the same period in 2023:

	Three Months Ended June 30,
	2024	2023	% Change

	(Dollars in thousands)
Property rental revenue	$112,536	$120,592	(6.7)%
Third-party real estate services revenue, including reimbursements	17,397	22,862	(23.9)%
Depreciation and amortization expense	51,306	49,218	4.2%
Property operating expense	36,254	35,912	1.0%
Real estate taxes expense	14,399	14,424	(0.2)%
General and administrative expense:
Corporate and other	17,001	15,093	12.6%
Third-party real estate services	18,650	22,105	(15.6)%
Income (loss) from unconsolidated real estate ventures, net	(226)	510	(144.3)%
Interest expense	31,973	25,835	23.8%

Property rental revenue decreased by approximately $8.1 million, or 6.7%, to $112.5 million in 2024 from $120.6 million in 2023. The decrease was primarily due to an $8.7 million decrease in revenue from our commercial assets and a $910,000 decrease in other revenue, partially offset by a $781,000 increase in revenue from our multifamily assets and $738,000 in lease termination revenue. The decrease in revenue from our commercial assets was primarily due to a $3.8 million decrease related to 1800 South Bell Street and 2100 Crystal Drive, which were taken out of service during 2024, a $2.3 million decrease related to the Disposed Properties, and lower occupancy and rents across the portfolio. The increase in revenue from our multifamily assets was primarily due to a $1.2 million increase related to 1900 Crystal Drive, which we began leasing during the first quarter of 2024, and higher occupancy and rents across the portfolio, partially offset by a $2.8 million decrease related to the Disposed Properties.

Third-party real estate services revenue, including reimbursements, decreased by approximately $5.5 million, or 23.9%, to $17.4 million in 2024 from $22.9 million in 2023. The decrease was primarily due to a $2.3 million decrease in development fees related to the timing of development projects, a $1.8 million decrease in reimbursement revenue and a $1.0 million decrease in property management fees.

Depreciation and amortization expense increased by approximately $2.1 million, or 4.2%, to $51.3 million in 2024 from $49.2 million in 2023. The increase was primarily due to (i) a $4.2 million increase related to 1900 Crystal Drive, which we began leasing during the first quarter of 2024, (ii) a $1.5 million increase related to 2100 Crystal Drive due to the acceleration of depreciation of certain assets as the building was taken out of service in the second quarter of 2024 and (iii) a $514,000 increase related to Crystal City Shops at 2100 due to the acceleration of depreciation. The increase in depreciation and amortization expense was partially offset by (iv) a $2.2 million decrease related to 1800 South Bell Street, which was taken out of service during the first quarter of 2024, (v) a $1.5 million decrease related to the Disposed Properties and (vi) a $1.1 million decrease related to 2451 Crystal Drive due to the disposal of certain tenant-related assets in 2023.

Property operating expense increased by approximately $342,000, or 1.0%, to $36.3 million in 2024 from $35.9 million in 2023. The increase was primarily due to a $519,000 increase in property operating expense from our multifamily assets and a $522,000 increase in other property operating expense, partially offset by a $699,000 decrease in property operating expense from our commercial assets. The increase in property operating expense from our multifamily assets was primarily due to a $1.0 million increase related to 1900 Crystal Drive, which we began leasing during the first quarter of 2024, and higher operating expenses due to higher occupancy across the portfolio, partially offset by a $914,000 decrease related to the Disposed Properties. The increase in other property operating expense was primarily due to a $646,000 increase in insurance claims covered by our captive insurance subsidiary. The decrease in property operating expense from our commercial assets was primarily due to an $836,000 decrease related to 1800 South Bell Street and 2100 Crystal Drive, which were taken out of service during 2024, a $525,000 decrease related to the Disposed Properties and lower operating expenses due to lower occupancy across the portfolio, partially offset by a $557,000 increase in expenses incurred in connection with construction management services provided to tenants.

Real estate taxes expense decreased by approximately $25,000, or 0.2%, to $14.4 million in 2024. The decrease was primarily due to a $546,000 decrease related to the Disposed Properties and lower assessments across the portfolio, partially offset by an $841,000 increase related to 1900 Crystal Drive, which we began leasing during the first quarter of 2024.

General and administrative expense: corporate and other increased by approximately $1.9 million, or 12.6%, to $17.0 million in 2024 from $15.1 million in 2023. The increase was primarily due to higher compensation expenses and a decrease in capitalized payroll.

General and administrative expense: third-party real estate services decreased by approximately $3.5 million, or 15.6%, to $18.7 million in 2024 from $22.1 million in 2023. The decrease was primarily due to lower third-party reimbursable expenses.

Loss from unconsolidated real estate ventures increased by approximately $736,000, or 144.3%, to $226,000 in 2024 from income of $510,000 in 2023 due to a decrease in income at our share primarily related to disposition activity.

Interest expense increased by approximately $6.1 million, or 23.8%, to $32.0 million in 2024 from $25.8 million in 2023. The increase in interest expense was primarily due to (i) a $5.5 million increase due to higher outstanding debt, (ii) a $2.9 million increase related to rising interest rates on variable rate mortgage loans and (iii) a $2.9 million decrease in capitalized interest as we placed 1900 Crystal Drive into service. The increase in interest expense was partially offset by (iv) a $2.9 million decrease related to the increase in mark-to-market associated with our non-designated derivatives and a decrease resulting from the expiration of certain derivatives and (v) a $2.1 million decrease related to mortgage loans collateralized by 800 North Glebe Road and Falkland Chase-South & West, which were repaid during 2023.

Comparison of the Six Months Ended June 30, 2024 to 2023

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the six months ended June 30, 2024 compared to the same period in 2023:

	Six Months Ended June 30,
	2024	2023	% Change

	(Dollars in thousands)
Property rental revenue	$235,172	$244,625	(3.9)%
Third-party real estate services revenue, including reimbursements	35,265	45,646	(22.7)%
Depreciation and amortization expense	108,161	102,649	5.4%
Property operating expense	71,533	71,524	—
Real estate taxes expense	28,194	29,648	(4.9)%
General and administrative expense:
Corporate and other	31,974	31,216	2.4%
Third-party real estate services	40,977	45,928	(10.8)%
Share-based compensation related to Formation Transaction and special equity awards	—	351	(100.0)%
Income from unconsolidated real estate ventures, net	749	943	(20.6)%
Interest expense	62,133	52,677	18.0%
Gain on the sale of real estate, net	286	40,700	(99.3)%
Impairment loss	18,236	—	*

* Not meaningful.

Property rental revenue decreased by approximately $9.5 million, or 3.9%, to $235.2 million in 2024 from $244.6 million in 2023. The decrease was primarily due to a $23.0 million decrease in revenue from our commercial assets, partially offset by $11.1 million in lease termination revenue, a $2.3 million increase in revenue from our multifamily assets and a $163,000 increase in other revenue. The decrease in revenue from our commercial assets was primarily due to a $6.6 million decrease related to the Disposed Properties, a $6.2 million decrease related to 1800 South Bell Street and 2100 Crystal Drive, which were taken out of service during 2024, and lower occupancy and rents across the portfolio. The increase in revenue from our multifamily assets was primarily due to a $1.3 million increase related to 1900 Crystal Drive, which we began leasing during the first quarter of 2024, and higher occupancy and rents across the portfolio, partially offset by a $5.4 million decrease related to the Disposed Properties.

Third-party real estate services revenue, including reimbursements, decreased by approximately $10.4 million, or 22.7%, to $35.3 million in 2024 from $45.6 million in 2023. The decrease was primarily due to a $4.1 million decrease in development fees related to the timing of development projects, a $3.7 million decrease in reimbursement revenue and a $1.7 million decrease in property management fees.

Depreciation and amortization expense increased by approximately $5.5 million, or 5.4%, to $108.2 million in 2024 from $102.6 million in 2023. The increase was primarily due to (i) a $7.5 million increase related to 2100 Crystal Drive due to the acceleration of depreciation of certain assets as the building was taken out of service in the second quarter of 2024, (ii) a $6.5 million increase related to 1900 Crystal Drive, which we began leasing during the first quarter of 2024, (iii) a $2.2 million increase related to Crystal City Shops at 2100 due to the acceleration of depreciation and (iv) a $2.0 million increase related to various National Landing assets primarily due to placing Water Park and Surreal into service. The increase in depreciation and amortization expense was partially offset by (v) a $4.9 million decrease related to the Disposed Properties, (vi) a $4.3 million decrease related to 1800 South Bell Street, which was taken out of service during the first quarter of 2024, (vii) a $3.4 million decrease related to 8001 Woodmont due to the amortization of acquired in-place lease intangibles in 2023 and (viii) a $1.0 million decrease related to 2451 Crystal Drive due to the disposal of certain tenant-related assets in 2023.

Property operating expense increased by approximately $9,000 to $71.5 million in 2024. The increase was primarily due to a $2.5 million increase in other property operating expense and a $470,000 increase in property operating expense from our multifamily assets, partially offset by a $3.0 million decrease in property operating expense from our commercial assets. The increase in other property operating expense was primarily due to a $1.8 million increase in insurance claims covered by our captive insurance subsidiary. The increase in property operating expense from our multifamily assets was primarily due to a $2.0 million increase related to 1900 Crystal Drive, which we began leasing during the first quarter of 2024, and higher operating expenses due to higher occupancy across the portfolio, partially offset by a $1.6 million decrease related to the Disposed Properties. The decrease in property operating expense from our commercial assets was primarily due to a $1.9 million decrease related to the Disposed Properties, a $1.2 million decrease related to 1800 South Bell Street and 2100 Crystal Drive, which were taken out of service during 2024, and lower operating expenses due to lower occupancy across the portfolio.

Real estate taxes expense decreased by approximately $1.5 million, or 4.9%, to $28.2 million in 2024 from $29.6 million in 2023. The decrease was primarily due to a $1.6 million decrease related to the Disposed Properties and lower assessments across the portfolio, partially offset by a $1.4 million increase related to 1900 Crystal Drive, which we began leasing during the first quarter of 2024.

General and administrative expense: corporate and other increased by approximately $758,000, or 2.4%, to $32.0 million in 2024 from $31.2 million in 2023. The increase was primarily due to a decrease in capitalized payroll, partially offset by lower compensation expenses.

General and administrative expense: third-party real estate services decreased by approximately $5.0 million, or 10.8%, to $41.0 million in 2024 from $45.9 million in 2023. The decrease was primarily due to lower third-party reimbursable expenses and lower compensation expenses.

General and administrative expense: share-based compensation related to Formation Transaction and special equity awards decreased by approximately $351,000, or 100.0%, to $0 in 2024 from $351,000 in 2023. The decrease was due to certain awards fully vesting in 2023.

Income from unconsolidated real estate ventures decreased by approximately $194,000, or 20.6%, to $749,000 in 2024 from $943,000 in 2023. The decrease was due to a decrease in income at our share primarily related to disposition activity, partially offset by a $480,000 gain at our share from the sale of Central Place Tower in 2024.

Interest expense increased by approximately $9.5 million, or 18.0%, to $62.1 million in 2024 from $52.7 million in 2023. The increase in interest expense was primarily due to (i) a $11.9 million increase due to higher outstanding debt, (ii) a $5.9 million increase related to rising interest rates on variable rate mortgage loans and (iii) a $3.4 million decrease in capitalized interest as we placed 1900 Crystal Drive into service. The increase in interest expense was partially offset by (iv) a $5.6 million decrease resulting from the expiration of certain non-designated derivatives, (v) a $4.8 million decrease related to mortgage loans collateralized by 800 North Glebe Road, 2121 Crystal Drive and Falkland Chase-South & West, which were repaid during 2023, and (vi) a $2.1 million decrease related to the Disposed Properties, excluding Falkland Chase-South & West.

Gain on the sale of real estate of $286,000 in 2024 was primarily due to the recognition of previously recorded contingent liabilities, which were relieved in connection with the sale of Central Place Tower by one of our unconsolidated real estate ventures, partially offset by the loss on the sale of North End Retail. Gain on the sale of real estate of $40.7 million in 2023 was due to the sale of the Disposed Properties.

Impairment loss of $18.2 million in 2024 was related to two development parcels, which were written down to their estimated fair value.

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

The following is the reconciliation of net income (loss) attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Net income (loss) attributable to common shareholders	$(24,373)	$(10,545)	$(56,649)	$10,626
Net income (loss) attributable to redeemable noncontrolling interests	(3,454)	(1,398)	(7,988)	1,965
Net loss attributable to noncontrolling interests	(5,587)	(311)	(10,967)	(535)
Net income (loss)	(33,414)	(12,254)	(75,604)	12,056
Gain on the sale of real estate, net of tax	(89)	—	(1,498)	(40,700)
Gain on the sale of unconsolidated real estate assets	—	—	(480)	—
Real estate depreciation and amortization	49,631	47,502	104,818	99,113
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	799	3,111	2,290	5,871
FFO attributable to noncontrolling interests	—	311	—	535
FFO attributable to common limited partnership units ("OP Units")	16,927	38,670	29,526	76,875
FFO attributable to redeemable noncontrolling interests	(2,592)	(5,247)	(4,513)	(10,450)
FFO attributable to common shareholders	$14,335	$33,423	$25,013	$66,425

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

Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes disposed properties or properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. During the three months ended June 30, 2024, our same store pool decreased to 40 properties from 41 properties due to the exclusion of 2100 Crystal Drive, which was taken out of service. During the six months ended June 30, 2024, our same store pool decreased to 40 properties from 42 properties due to (i) the sale of North End Retail and Central Place Tower, (ii) the exclusion of 1800 South Bell Street and 2100 Crystal Drive, which were taken out of service, and (iii) the inclusion of 8001 Woodmont and 1831/1861 Wiehle Avenue as they were in service for the entirety of the comparable periods. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under-construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same store NOI increased $2.2 million, or 3.2%, to $71.4 million for the three months ended June 30, 2024 from $69.1 million for the same period in 2023. The increase for the three months ended June 30, 2024 was substantially attributable to (i) higher rents and occupancy and lower concessions, partially offset by higher operating expenses in our multifamily portfolio, and (ii) lower real estate taxes and operating expenses, partially offset by lower occupancy in our commercial portfolio. Same store NOI increased $7.2 million, or 5.2%, to $145.1 million for the six months ended June 30, 2024 from $137.9 million for the same period in 2023. The increase for the six months ended June 30, 2024 was substantially attributable to (i) higher rents and occupancy and lower concessions, partially offset by higher operating expenses in our multifamily portfolio, and (ii) burn off of rent abatements, lower real estate taxes and non-reimbursable operating expenses, partially offset by lower occupancy in our commercial portfolio.

The following is the reconciliation of net income (loss) attributable to common shareholders to NOI and same store NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Net income (loss) attributable to common shareholders	$(24,373)	$(10,545)	$(56,649)	$10,626
Net income (loss) attributable to redeemable noncontrolling interests	(3,454)	(1,398)	(7,988)	1,965
Net loss attributable to noncontrolling interests	(5,587)	(311)	(10,967)	(535)
Net income (loss)	(33,414)	(12,254)	(75,604)	12,056
Add:
Depreciation and amortization expense	51,306	49,218	108,161	102,649
General and administrative expense:
Corporate and other	17,001	15,093	31,974	31,216
Third-party real estate services	18,650	22,105	40,977	45,928
Share-based compensation related to Formation Transaction and special equity awards	—	—	—	351
Transaction and other costs	824	3,492	2,338	5,964
Interest expense	31,973	25,835	62,133	52,677
Loss on the extinguishment of debt	—	450	—	450
Impairment loss	1,025	—	18,236	—
Income tax expense (benefit)	597	611	(871)	595
Less:
Third-party real estate services, including reimbursements revenue	17,397	22,862	35,265	45,646
Other revenue	2,126	3,846	13,389	5,572
Income (loss) from unconsolidated real estate ventures, net	(226)	510	749	943
Interest and other income, net	3,432	2,281	5,532	6,358
Gain on the sale of real estate, net	89	—	286	40,700
Consolidated NOI	65,144	75,051	132,123	152,667
NOI attributable to unconsolidated real estate ventures at our share	1,168	5,175	4,215	9,604
Non-cash rent adjustments (1)	(2,509)	(6,311)	(3,939)	(14,688)
Other adjustments (2)	5,450	5,163	10,684	12,008
Total adjustments	4,109	4,027	10,960	6,924
NOI	69,253	79,078	143,083	159,591
Less: out-of-service NOI loss (3)	(2,341)	(902)	(5,374)	(1,611)
Operating Portfolio NOI	71,594	79,980	148,457	161,202
Non-same store NOI (4)	225	10,853	3,389	23,317
Same store NOI (5)	$71,369	$69,127	$145,068	$137,885

Change in same store NOI	3.2%		5.2%
Number of properties in same store pool	40		40
(1)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.
(2)	Adjustment to include other revenue and payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue and related party management fees.
(3)	Includes the results of our under-construction assets and assets in the development pipeline.
(4)	Includes the results of properties that were not in-service for the entirety of both periods being compared, including disposed properties, and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(5)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Property management fees	$3,976	$5,017	$8,247	$9,969
Asset management fees	1,242	1,255	2,166	2,358
Development fees	419	2,756	657	4,742
Leasing fees	1,190	1,256	2,325	2,612
Construction management fees	177	303	560	643
Other service revenue	1,311	1,422	2,365	2,646
Third-party real estate services revenue, excluding reimbursements	8,315	12,009	16,320	22,970
Reimbursement revenue (1)	9,082	10,853	18,945	22,676
Third-party real estate services revenue, including reimbursements	17,397	22,862	35,265	45,646
Third-party real estate services expenses	18,650	22,105	40,977	45,928
Third-party real estate services revenue less expenses	$(1,253)	$757	$(5,712)	$(282)
(1)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

See discussion of third-party real estate services revenue, including reimbursements, and third-party real estate services expenses for the three and six months ended June 30, 2024 in the preceding pages under "Results of Operations."

Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below. Property revenue is calculated as property rental revenue plus parking revenue. Property expense is calculated as property operating expenses plus real estate taxes. Consolidated NOI is calculated as property revenue less property expense. See Note 16 to the financial statements for the reconciliation of net income (loss) attributable to common shareholders to consolidated NOI for the three and six months ended June 30, 2024 and 2023.

The following is a summary of NOI by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Property revenue: (1)
Multifamily	$53,422	$52,738	$105,049	$102,872
Commercial	59,488	68,747	120,667	144,802
Other (2)	2,887	3,902	6,134	6,165
Total property revenue	115,797	125,387	231,850	253,839

Property expense: (3)
Multifamily	25,232	24,042	48,595	47,105
Commercial	24,929	26,447	49,407	54,819
Other (2)	492	(153)	1,725	(752)
Total property expense	50,653	50,336	99,727	101,172

Consolidated NOI:
Multifamily	28,190	28,696	56,454	55,767
Commercial	34,559	42,300	71,260	89,983
Other (2)	2,395	4,055	4,409	6,917
Consolidated NOI	$65,144	$75,051	$132,123	$152,667
(1)	Includes property rental revenue and parking revenue.
(2)	Includes activity related to development assets, corporate entities, land assets for which we are the ground lessor and the elimination of inter-segment activity.
(3)	Includes property operating expenses and real estate taxes.

Comparison of the Three Months Ended June 30, 2024 to 2023

Multifamily: Property revenue increased by $684,000, or 1.3%, to $53.4 million in 2024 from $52.7 million in 2023. Consolidated NOI decreased by $506,000, or 1.8%, to $28.2 million in 2024 from $28.7 million in 2023. The increase in property revenue was primarily due to 1900 Crystal Drive, which we began leasing during the first quarter of 2024, and higher occupancy and rents across the portfolio, partially offset by a decrease related to the Disposed Properties. The decrease in consolidated NOI was due to an increase in property operating expenses primarily related to 1900 Crystal Drive, partially offset by a decrease in property operating expenses related to the Disposed Properties and an increase in property revenue.

Commercial: Property revenue decreased by $9.3 million, or 13.5%, to $59.5 million in 2024 from $68.7 million in 2023. Consolidated NOI decreased by $7.7 million, or 18.3%, to $34.6 million in 2024 from $42.3 million in 2023. The decreases in property revenue and consolidated NOI were primarily due to 1800 South Bell Street and 2100 Crystal Drive, which were taken out of service during 2024, the Disposed Properties, and lower occupancy and rents across the portfolio.

Comparison of the Six Months Ended June 30, 2024 to 2023

Multifamily: Property revenue increased by $2.2 million, or 2.1%, to $105.0 million in 2024 from $102.9 million in 2023. Consolidated NOI increased by $687,000, or 1.2%, to $56.5 million in 2024 from $55.8 million in 2023. The increases in property revenue and consolidated NOI were primarily due to 1900 Crystal Drive, which we began leasing during the first quarter of 2024, and higher occupancy and rents across the portfolio, partially offset by a decrease related to the Disposed Properties.

Commercial: Property revenue decreased by $24.1 million, or 16.7%, to $120.7 million in 2024 from $144.8 million in 2023. Consolidated NOI decreased by $18.7 million, or 20.8%, to $71.3 million in 2024 from $90.0 million in 2023. The decreases in property revenue and consolidated NOI were primarily due to the Disposed Properties, 1800 South Bell Street and 2100 Crystal Drive, which were taken out of service during 2024, and lower occupancy and rents across the portfolio.

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

Mortgage Loans

The following is a summary of mortgage loans:

	Weighted Average
	Effective
	Interest Rate (1)	June 30, 2024	December 31, 2023

		(In thousands)
Variable rate (2)	6.23%	$701,283	$608,582
Fixed rate (3)	4.78%	1,188,709	1,189,643
Mortgage loans		1,889,992	1,798,225
Unamortized deferred financing costs and premium/discount, net		(13,533)	(15,211)
Mortgage loans, net		$1,876,459	$1,783,014
(1)	Weighted average effective interest rate as of June 30, 2024.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.52%, and the weighted average maturity date of the interest rate caps was June 2025. In July 2024, a new interest rate cap was executed that extended the weighted average maturity date of the interest rate caps to October 2025. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of June 30, 2024, one-month term Secured Overnight Financing Rate ("SOFR") was 5.34%.
(3)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.

As of June 30, 2024 and December 31, 2023, the net carrying value of real estate collateralizing our mortgage loans totaled $2.2 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Certain mortgage loans are recourse to us. See Note 17 to the financial statements for additional information.

As of June 30, 2024 and December 31, 2023, we had various interest rate swap and cap agreements on certain mortgage loans with an aggregate notional value of $1.6 billion and $1.7 billion. See Note 15 to the financial statements for additional information.

Revolving Credit Facility and Term Loans

As of June 30, 2024 and December 31, 2023, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2025, a $400.0 million term loan ("Tranche A-2 Term Loan") maturing in January 2028 and a $120.0 million term loan ("2023 Term Loan") maturing in June 2028. The revolving credit facility has two six-month extension options, and the Tranche A-1 Term Loan has two one-year extension options.

The following is a summary of amounts outstanding under the revolving credit facility and term loans:

	Effective
	Interest Rate (1)	June 30, 2024	December 31, 2023

		(In thousands)
Revolving credit facility (2) (3)	6.78%	$40,000	$62,000

Tranche A-1 Term Loan (4)	2.70%	$200,000	$200,000
Tranche A-2 Term Loan (5)	3.58%	400,000	400,000
2023 Term Loan (6)	5.31%	120,000	120,000
Term loans		720,000	720,000
Unamortized deferred financing costs, net		(2,390)	(2,828)
Term loans, net		$717,610	$717,172
(1)	Effective interest rate as of June 30, 2024. The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(2)	As of June 30, 2024, daily SOFR was 5.33%. As of June 30, 2024 and December 31, 2023, letters of credit with an aggregate face amount of $15.7 million and $467,000 were outstanding under our revolving credit facility.
(3)	As of June 30, 2024 and December 31, 2023, excludes $8.7 million and $10.2 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our balance sheets.
(4)	As of June 30, 2024 and December 31, 2023, the interest rate swaps fix SOFR at a weighted average interest rate of 1.46%. Interest rate swaps with a total notional value of $200.0 million matured in July 2024. We have two forward-starting interest rate swaps that became effective in July 2024 with a total notional value of $200.0 million, which effectively fix SOFR at a weighted average interest rate of 4.00% through January 2027.
(5)	As of June 30, 2024 and December 31, 2023, the interest rate swaps fix SOFR at a weighted average interest rate of 2.29%. Interest rate swaps with a total notional value of $200.0 million matured in July 2024 and with a total notional value of $200.0 million will mature in January 2028. We have two forward-starting interest rate swaps that became effective in July 2024 with a total notional value of $200.0 million, which effectively fix SOFR at a weighted average interest rate of 2.81% through the maturity date.
(6)	As of June 30, 2024 and December 31, 2023, the outstanding balance was fixed by an interest rate swap agreement, which fixes SOFR at an interest rate of 4.01% through the maturity date.

Common Shares Repurchased

Our Board of Trustees has authorized the repurchase of up to $1.5 billion of our outstanding common shares. During the three and six months ended June 30, 2024, we repurchased and retired 4.7 million and 7.7 million common shares for $68.7 million and $118.1 million, a weighted average purchase price per share of $14.62 and $15.35. During the three and six months ended June 30, 2023, we repurchased and retired 9.3 million and 10.5 million common shares for $135.7 million and $155.8 million, a weighted average purchase price per share of $14.54 and $14.79. Since we began the share repurchase program through June 30, 2024, we have repurchased and retired 53.6 million common shares for $1.1 billion, a weighted average purchase price per share of $20.09.

During July 2024, through the date of this filing, we repurchased and retired 897,531 common shares for $14.0 million, a weighted average purchase price per share of $15.55, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

Material Cash Requirements

Our material cash requirements for the next 12 months and beyond are to fund:

●	normal recurring expenses;
●	debt service and principal repayment obligations, including balloon payments on maturing mortgage loans — As of June 30, 2024, we had a $120.9 million mortgage loan scheduled to mature in August 2024. In 2025, we have maturities totaling $424.0 million ($391.0 million related to our consolidated entities and $33.0 million related to an unconsolidated real estate venture at our share), after adjusting for by-right extension options;
●	capital expenditures, including major renovations, tenant improvements and leasing costs — As of June 30, 2024, we had committed tenant-related obligations totaling $44.4 million ($44.3 million related to our consolidated entities and $144,000 related to our unconsolidated real estate ventures at our share);
●	development expenditures — As of June 30, 2024, we had assets under construction that, based on our current plans and estimates, require an additional $98.5 million to complete, which we anticipate will be primarily expended over the next two years;
●	dividends to shareholders and distributions to holders of OP Units and LTIP Units — On July 24, 2024, our Board of Trustees declared a quarterly dividend of $0.175 per common share;
●	possible common share repurchases — during July 2024, through the date of this filing, we repurchased and retired 897,531 common shares for $14.0 million; and
●	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests.

We expect to satisfy these needs using one or more of the following:

●	cash and cash equivalents — As of June 30, 2024, we had cash and cash equivalents of $163.5 million;
●	cash flows from operations;
●	distributions from real estate ventures;
●	borrowing capacity under our revolving credit facility — As of June 30, 2024, we had $694.3 million of availability under our revolving credit facility;
●	proceeds from financings, asset sales and recapitalizations; and
●	proceeds from the issuance of securities.

During the six months ended June 30, 2024, there were no significant changes to the material cash requirements information presented in Item 7 of Part II of our Annual Report.

See additional information in the following pages under "Commitments and Contingencies."

Summary of Cash Flows

The following summary discussion of our cash flows is based on our statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Six Months Ended June 30,
	2024	2023

	(In thousands)
Net cash provided by operating activities	$60,813	$89,431
Net cash provided by (used in) investing activities	61,992	(135,500)
Net cash used in financing activities	(117,344)	(25,160)

Cash Flows for the Six Months Ended June 30, 2024

Cash and cash equivalents, and restricted cash increased $5.5 million to $205.9 million as of June 30, 2024, compared to $200.4 million as of December 31, 2023. This increase resulted from $62.0 million of net cash provided by investing activities and $60.8 million of net cash provided by operating activities, partially offset by $117.3 million of net cash used in financing activities. Our outstanding debt was $2.6 billion as of June 30, 2024 and December 31, 2023.

Net cash provided by operating activities of $60.8 million comprised: (i) $70.8 million of net income (before $146.7 million of non-cash items and a $286,000 gain on the sale of real estate), (ii) $1.7 million of return on capital from unconsolidated real estate ventures and (iii) $11.7 million of net change in operating assets and liabilities. Non-cash income adjustments of $146.7 million primarily include depreciation and amortization expense, share-based compensation expense, impairment loss, deferred rent and amortization of lease incentives.

Net cash provided by investing activities of $62.0 million primarily comprised: (i) $163.9 million of distributions of capital from unconsolidated real estate ventures and other investments primarily related to the sale of Central Place Tower by one of our unconsolidated real estate ventures, and (ii) $12.4 million of proceeds from the sale of real estate, partially offset by (iii) $113.4 million of development costs, construction in progress and real estate additions, and (iv) $3.8 million of investments in unconsolidated real estate ventures and other investments.

Net cash used in financing activities of $117.3 million primarily comprised: (i) $195.0 million of repayments on the revolving credit facility, (ii) $116.4 million of common shares repurchased, (iii) $32.2 million of dividends paid to common shareholders, (iv) $26.6 million paid for the acquisition of noncontrolling interests and (v) $5.8 million of distributions to our redeemable noncontrolling interests, partially offset by (vi) $173.0 million of borrowings under the revolving credit facility and (vii) $89.6 million of borrowings under mortgage loans.

Unconsolidated Real Estate Ventures

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of June 30, 2024, we had investments in unconsolidated real estate ventures totaling $101.0 million. For these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.

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

As of June 30, 2024, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures and other investments totaling $58.0 million. As of June 30, 2024, we had no debt principal payment guarantees related to our unconsolidated real estate ventures.

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

Construction Commitments

As of June 30, 2024, we had assets under construction that, based on our current plans and estimates, require an additional $98.5 million to complete, which we anticipate will be primarily expended over the next two years. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds, proceeds from asset sales and recapitalizations, and available cash.

Other

As of June 30, 2024, we had committed tenant-related obligations totaling $44.4 million ($44.3 million related to our consolidated entities and $144,000 related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

There are various legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

With respect to borrowings of our consolidated entities, we have agreed, and may in the future agree, to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of June 30, 2024, the aggregate amount of debt principal payment guarantees was $8.3 million for our consolidated entities.

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

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 17 to the financial statements, environmental liabilities totaled $17.5 million and $17.6 million as of June 30, 2024 and December 31, 2023, and are included in "Other liabilities, net" in our balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following is a summary of our annual exposure to a change in interest rates:

	June 30, 2024			December 31, 2023
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgage loans:
Variable rate (1)	$701,283	6.23%	$1,445	$608,582	6.25%
Fixed rate (2)	1,188,709	4.78%	—	1,189,643	4.78%
	$1,889,992		$1,445	$1,798,225
Revolving credit facility and term loans:
Revolving credit facility (3)	$40,000	6.78%	$406	$62,000	6.83%
Tranche A-1 Term Loan (4)	200,000	2.70%	—	200,000	2.70%
Tranche A-2 Term Loan (4)	400,000	3.58%	—	400,000	3.58%
2023 Term Loan (4)	120,000	5.31%	—	120,000	5.31%
	$760,000		$406	$782,000
Pro rata share of debt of unconsolidated real estate ventures (contractual balances):
Variable rate (1)	$35,000	5.73%	$—	$35,000	5.00%
Fixed rate (2)	33,000	4.13%	—	33,000	4.13%
	$68,000		$—	$68,000
(1)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.52%, and the weighted average maturity date of the interest rate caps was June 2025. In July 2024, a new interest rate cap was executed that extended the weighted average maturity date of the interest rate caps to October 2025. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of June 30, 2024, one-

month term SOFR was 5.34%. The impact of these interest rate caps is reflected in our calculation of the annual effect of a 1% change in base rates.
(2)	Includes variable rate mortgages with interest rates fixed by interest rate swap agreements.
(3)	As of June 30, 2024, daily SOFR was 5.33%. The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(4)	As of June 30, 2024 and December 31, 2023, the outstanding balance was fixed by interest rate swap agreements. As of June 30, 2024, the interest rate swaps fix SOFR at a weighted average interest rate of 1.46% for the Tranche A-1 Term Loan, 2.29% for the Tranche A-2 Term Loan and 4.01% for the 2023 Term Loan. See Note 7 to the financial statements for additional information.

The fair value of our mortgage loans is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of June 30, 2024 and December 31, 2023, the estimated fair value of our consolidated debt was $2.6 billion and $2.5 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

As of June 30, 2024 and December 31, 2023, we had interest rate swap and cap agreements with an aggregate notional value of $2.3 billion and $2.2 billion, which were designated as effective hedges. The fair value of our interest rate swaps and caps designated as effective hedges primarily consisted of assets totaling $36.6 million and $35.6 million as of June 30, 2024 and December 31, 2023, included in "Other assets, net" in our balance sheets, and liabilities totaling $7.9 million as of December 31, 2023, included in "Other liabilities, net" in our balance sheet.

Non-Designated Derivatives

Certain derivative financial instruments, consisting of interest rate cap agreements, do not meet the accounting requirements to be classified as hedging instruments. These derivatives are carried at their estimated fair value on a recurring basis with realized and unrealized gains (losses) recorded in "Interest expense" in our statements of operations. As of June 30, 2024 and December 31, 2023, we had various interest rate cap agreements with an aggregate notional value of $475.2 million and $642.7 million, which were non-designated derivatives. The fair value of our interest rate cap agreements which were non-designated derivatives consisted of assets totaling $5.5 million and $6.7 million as of June 30, 2024 and December 31, 2023, included in "Other assets, net" in our balance sheets, and liabilities totaling $5.5 million and $6.5 million as of June 30, 2024 and December 31, 2023, included in "Other liabilities, net" in our balance sheets.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, involved in legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of equity securities by the issuer and affiliated purchasers:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under the Plan Or Programs
April 1, 2024 - April 30, 2024	-	$-	-	$491,788,979
May 1, 2024 - May 31, 2024	494,539	14.02	494,539	484,844,099
June 1, 2024 - June 30, 2024	4,198,777	14.69	4,198,777	423,075,016
Total for the three months ended June 30, 2024	4,693,316	14.62	4,693,316
Total for the six months ended June 30, 2024	7,684,176	15.35	7,684,176
Program total since inception in March 2020 (1)	53,558,179	20.09	53,558,179
(1)	During July 2024, through the date of this filing, we repurchased and retired 897,531 common shares for $14.0 million, a weighted average purchase price per share of $15.55, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended June 30, 2024, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6. EXHIBITS

(a) Exhibit Index

Exhibits	Description
3.1	Declaration of Trust of JBG SMITH Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 21, 2017).
3.2	Articles Supplementary to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 6, 2018).
3.3	Articles of Amendment to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed on May 3, 2018).
3.4	Second Amended and Restated Bylaws of JBG SMITH Properties, effective August 3, 2023 (incorporated by reference to Exhibit 3.4 in our Current Report on Form 10-Q, filed on August 8, 2023).
10.1†	Amendment No. 4 to the JBG SMITH Properties 2017 Omnibus Share Plan, effective April 25, 2024 (incorporated by reference to Exhibit 10.9 in our Current Report on Form 10-Q, filed on April 30, 2024).
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
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

JBG SMITH Properties

Date:	July 30, 2024	/s/ M. Moina Banerjee
M. Moina Banerjee
Chief Financial Officer
(Principal Financial Officer)

JBG SMITH Properties

Date:	July 30, 2024	/s/ Angela Valdes
Angela Valdes
Chief Accounting Officer
(Principal Accounting Officer)