Form 10-Q
period 2024-09-30
JBG SMITH Properties
filed 2024-10-29
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 25, 2024, JBG SMITH Properties had 84,477,759 common shares outstanding.

JBG SMITH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value amounts)

	September 30, 2024	December 31, 2023
ASSETS
Real estate, at cost:
Land and improvements	$1,171,458	$1,194,737
Buildings and improvements	4,243,690	4,021,322
Construction in progress, including land	443,908	659,103
	5,859,056	5,875,162
Less: accumulated depreciation	(1,429,079)	(1,338,403)
Real estate, net	4,429,977	4,536,759
Cash and cash equivalents	136,983	164,773
Restricted cash	33,161	35,668
Tenant and other receivables	30,734	44,231
Deferred rent receivable	185,221	171,229
Investments in unconsolidated real estate ventures	100,682	264,281
Deferred leasing costs, net	78,171	81,477
Intangible assets, net	49,045	56,616
Other assets, net	138,503	163,481
TOTAL ASSETS	$5,182,477	$5,518,515

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans, net	$1,816,156	$1,783,014
Revolving credit facility	90,000	62,000
Term loans, net	717,578	717,172
Accounts payable and accrued expenses	99,773	124,874
Other liabilities, net	118,373	138,869
Total liabilities	2,841,880	2,825,929
Commitments and contingencies
Redeemable noncontrolling interests	444,945	440,737
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized; none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 84,434 and 94,309 shares issued and outstanding as of September 30, 2024 and December 31, 2023	845	944
Additional paid-in capital	2,789,447	2,978,852
Accumulated deficit	(907,777)	(776,962)
Accumulated other comprehensive income (loss)	(477)	20,042
Total shareholders' equity of JBG SMITH Properties	1,882,038	2,222,876
Noncontrolling interests	13,614	28,973
Total equity	1,895,652	2,251,849
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$5,182,477	$5,518,515

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE
Property rental	$113,349	$120,294	$348,521	$364,919
Third-party real estate services, including reimbursements	17,061	23,942	52,326	69,588
Other revenue	5,616	7,326	15,683	22,112
Total revenue	136,026	151,562	416,530	456,619
EXPENSES
Depreciation and amortization	50,050	50,265	158,211	152,914
Property operating	39,258	37,588	110,791	109,112
Real estate taxes	11,812	14,413	40,006	44,061
General and administrative:
Corporate and other	11,881	11,246	43,855	42,462
Third-party real estate services	16,088	21,405	57,065	67,333
Share-based compensation related to Formation Transaction and special equity awards	—	46	—	397
Transaction and other costs	667	1,830	3,005	7,794
Total expenses	129,756	136,793	412,933	424,073
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate ventures, net	(745)	(2,263)	4	(1,320)
Interest and other income, net	4,573	7,774	10,105	14,132
Interest expense	(35,267)	(27,903)	(97,400)	(80,580)
Gain (loss) on the sale of real estate, net	(5,352)	906	(5,066)	41,606
Gain (loss) on the extinguishment of debt	43	—	43	(450)
Impairment loss	—	(59,307)	(18,236)	(59,307)
Total other income (expense)	(36,748)	(80,793)	(110,550)	(85,919)
LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT	(30,478)	(66,024)	(106,953)	(53,373)
Income tax (expense) benefit	(831)	(77)	40	(672)
NET LOSS	(31,309)	(66,101)	(106,913)	(54,045)
Net loss attributable to redeemable noncontrolling interests	4,365	7,926	12,353	5,961
Net (income) loss attributable to noncontrolling interests	(36)	168	10,931	703
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(26,980)	$(58,007)	$(83,629)	$(47,381)
LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.32)	$(0.58)	$(0.95)	$(0.45)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	85,292	101,445	89,637	108,351

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET LOSS	$(31,309)	$(66,101)	$(106,913)	$(54,045)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative financial instruments	(27,624)	19,679	5,236	32,499
Reclassification of net income on derivative financial instruments from accumulated other comprehensive income (loss) into interest expense	(8,629)	(9,470)	(29,521)	(24,820)
Total other comprehensive income (loss)	(36,253)	10,209	(24,285)	7,679
COMPREHENSIVE LOSS	(67,562)	(55,892)	(131,198)	(46,366)
Net loss attributable to redeemable noncontrolling interests	4,365	7,926	12,353	5,961
Net (income) loss attributable to noncontrolling interests	(36)	168	10,931	703
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	5,595	(1,346)	4,003	(902)
Other comprehensive (income) loss attributable to noncontrolling interests	1,351	(686)	(237)	(753)
COMPREHENSIVE LOSS ATTRIBUTABLE TO JBG SMITH PROPERTIES	$(56,287)	$(49,830)	$(104,148)	$(41,357)

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
BALANCE AS OF JUNE 30, 2024	87,306	$874	$2,855,724	$(865,782)	$28,830	$14,936	$2,034,582
Net income (loss) attributable to common shareholders and noncontrolling interests	—	—	—	(26,980)	—	36	(26,944)
Redemption of common limited partnership units ("OP Units") for common shares	202	2	3,551	—	—	—	3,553
Common shares repurchased	(3,090)	(31)	(50,182)	—	—	—	(50,213)
Common shares issued pursuant to employee incentive compensation plan and Employee Share Purchase Plan ("ESPP")	16	—	589	—	—	—	589
Dividends declared on common shares ($0.175 per common share)	—	—	—	(15,015)	—	—	(15,015)
Distributions to noncontrolling interests, net	—	—	—	—	—	(7)	(7)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	(20,235)	—	5,595	—	(14,640)
Total other comprehensive loss	—	—	—	—	(36,253)	—	(36,253)
Other comprehensive loss attributable to noncontrolling interests	—	—	—	—	1,351	(1,351)	—
BALANCE AS OF SEPTEMBER 30, 2024	84,434	$845	$2,789,447	$(907,777)	$(477)	$13,614	$1,895,652

BALANCE AS OF JUNE 30, 2023	105,139	$1,052	$3,156,511	$(641,813)	$43,491	$31,741	$2,590,982
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(58,007)	—	(168)	(58,175)
Redemption of OP Units for common shares	491	5	7,597	—	—	—	7,602
Common shares repurchased	(7,920)	(79)	(120,760)	—	—	—	(120,839)
Common shares issued pursuant to employee incentive compensation plan and ESPP	7	—	69	—	—	—	69
Dividends declared on common shares ($0.225 per common share)	—	—	—	(23,027)	—	—	(23,027)
Distributions to noncontrolling interests, net	—	—	—	—	—	(8)	(8)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	(381)	—	(1,346)	—	(1,727)
Total other comprehensive income	—	—	—	—	10,209	—	10,209
Other comprehensive income attributable to noncontrolling interests	—	—	—	—	(686)	686	—
BALANCE AS OF SEPTEMBER 30, 2023	97,717	$978	$3,043,036	$(722,847)	$51,668	$32,251	$2,405,086

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
BALANCE AS OF DECEMBER 31, 2023	94,309	$944	$2,978,852	$(776,962)	$20,042	$28,973	$2,251,849
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(83,629)	—	(10,931)	(94,560)
Redemption of OP Units for common shares	827	9	13,760	—	—	—	13,769
Common shares repurchased	(10,776)	(108)	(168,263)	—	—	—	(168,371)
Common shares issued pursuant to employee incentive compensation plan and ESPP	74	—	1,915	—	—	—	1,915
Dividends declared on common shares ($0.525 per common share)	—	—	—	(47,186)	—	—	(47,186)
Acquisition of noncontrolling interests	—	—	(21,893)	—	—	(4,693)	(26,586)
Contributions from noncontrolling interests, net	—	—	—	—	—	28	28
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	(14,924)	—	4,003	—	(10,921)
Total other comprehensive loss	—	—	—	—	(24,285)	—	(24,285)
Other comprehensive income attributable to noncontrolling interests	—	—	—	—	(237)	237	—
BALANCE AS OF SEPTEMBER 30, 2024	84,434	$845	$2,789,447	$(907,777)	$(477)	$13,614	$1,895,652

BALANCE AS OF DECEMBER 31, 2022	114,013	$1,141	$3,263,738	$(628,636)	$45,644	$32,225	$2,714,112
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(47,381)	—	(703)	(48,084)
Redemption of OP Units for common shares	2,068	21	33,089	—	—	—	33,110
Common shares repurchased	(18,446)	(184)	(276,500)	—	—	—	(276,684)
Common shares issued pursuant to employee incentive compensation plan and ESPP	82	—	1,865	—	—	—	1,865
Dividends declared on common shares ($0.45 per common share)	—	—	—	(46,830)	—	—	(46,830)
Distributions to noncontrolling interests, net	—	—	—	—	—	(24)	(24)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	20,844	—	(902)	—	19,942
Total other comprehensive income	—	—	—	—	7,679	—	7,679
Other comprehensive income attributable to noncontrolling interests	—	—	—	—	(753)	753	—
BALANCE AS OF SEPTEMBER 30, 2023	97,717	$978	$3,043,036	$(722,847)	$51,668	$32,251	$2,405,086

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(106,913)	$(54,045)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	26,158	27,011
Depreciation and amortization expense, including amortization of deferred financing costs	163,190	156,841
Deferred rent	(14,140)	(20,594)
(Income) loss from unconsolidated real estate ventures, net	(4)	1,320
Amortization of market lease intangibles, net	175	(767)
Amortization of lease incentives	4,197	1,812
(Gain) loss on the extinguishment of debt	(43)	450
Impairment loss	18,236	59,307
(Gain) loss on the sale of real estate, net	5,066	(41,606)
Loss (income) on operating lease and other receivables	2,053	(67)
Income from investments, net	(3,278)	(1,163)
Return on capital from unconsolidated real estate ventures	1,680	12,633
Other non-cash items	4,626	8,586
Changes in operating assets and liabilities:
Tenant and other receivables	11,466	12,223
Other assets, net	(13,337)	(22,305)
Accounts payable and accrued expenses	(9,446)	(18,129)
Other liabilities, net	(2,496)	(6,614)
Net cash provided by operating activities	87,190	114,893
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(172,051)	(241,336)
Acquisition of real estate	—	(19,551)
Proceeds from the sale of real estate	97,010	162,092
Proceeds from derivative financial instruments	5,073	465
Payments on derivative financial instruments	(6,468)	(9,830)
Distributions of capital from unconsolidated real estate ventures and other investments	163,880	9,264
Investments in unconsolidated real estate ventures and other investments	(5,027)	(24,344)
Net cash provided by (used in) investing activities	82,417	(123,240)
FINANCING ACTIVITIES:
Borrowings under mortgage loans	112,612	287,582
Borrowings under revolving credit facility	223,000	247,000
Borrowings under term loans	—	170,000
Repayments of mortgage loans	(85,662)	(280,135)
Repayments of revolving credit facility	(195,000)	(155,000)
Proceeds from derivative financial instruments	—	9,600
Payments on derivative financial instruments	(4,422)	(465)
Debt issuance and modification costs	(359)	(17,579)
Acquisition/redemption of noncontrolling interests	(26,569)	(647)
Proceeds from common shares issued pursuant to ESPP	792	665
Common shares repurchased	(168,371)	(273,851)
Dividends paid to common shareholders	(47,186)	(72,483)
Distributions to redeemable noncontrolling interests	(8,714)	(11,619)
Distributions to noncontrolling interests	(25)	(15)
Net cash used in financing activities	(199,904)	(96,947)

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Net decrease in cash and cash equivalents, and restricted cash	$(30,297)	$(105,294)
Cash and cash equivalents, and restricted cash, beginning of period	200,441	274,073
Cash and cash equivalents, and restricted cash, end of period	$170,144	$168,779

CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD:
Cash and cash equivalents	$136,983	$130,522
Restricted cash	33,161	38,257
Cash and cash equivalents, and restricted cash	$170,144	$168,779

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $8,477 and $11,013 in 2024 and 2023)	$84,195	$65,416
Accrued capital expenditures included in accounts payable and accrued expenses	46,182	80,946
Write-off of fully depreciated assets	28,617	3,489
Redemption of OP Units for common shares	13,769	33,110
Recognition (derecognition) of operating lease right-of-use asset	(13,724)	61,443
Recognition (derecognition) of liabilities related to operating lease right-of-use asset	(13,724)	61,443
Cash paid for amounts included in the measurement of lease liabilities for operating leases	7,980	3,567

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

Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of September 30, 2024, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 85.8% of its OP Units, after giving effect to the conversion of certain vested long-term incentive partnership units ("LTIP Units") that are convertible into OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our: (i) 10.0% subordinated interest in one commercial building, (ii) 33.5% subordinated interest in four commercial buildings (the "Fortress Assets") and (iii) 49.0% interest in three commercial buildings (the "L'Enfant Plaza Assets"), as well as the associated non-recourse mortgage loans, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures, and we have not guaranteed their obligations or otherwise committed to providing financial support.

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

As of September 30, 2024, our Operating Portfolio consisted of 41 operating assets comprising 16 multifamily assets totaling 6,781 units (6,781 units at our share), 23 commercial assets totaling 7.2 million square feet (6.9 million square feet at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have one under-construction multifamily asset with 775 units (775 units at our share) and 18 assets in the development pipeline totaling 11.4 million square feet (9.3 million square feet at our share) of estimated potential development density.

We derive our revenue primarily from leases with multifamily and commercial tenants. Our commercial leases include fixed and percentage rents, and reimbursements from tenants for certain expenses such as real estate taxes, property operating expenses, and repairs and maintenance. In addition, our third-party asset management and real estate services business provides fee-based real estate services.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission ("SEC") on February 20, 2024 ("Annual Report").

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of September 30, 2024 and December 31, 2023, and for the three and nine months ended September 30, 2024 and 2023. References to our balance sheets refer to our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. References to our statements of operations refer to our condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023. References to our statements of comprehensive loss refer to our condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2024 and 2023.

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

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures" ("Topic 280"). Topic 280 enhances disclosures of significant segment expenses and other segment items regularly provided to the chief operating decision maker ("CODM"), extends certain annual disclosures to interim periods and permits more than one measure of segment profit (loss) to be reported under certain conditions. Topic 280 does not change the existing guidance on how a public entity identifies and determines its reportable segments. The amendments are effective in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption to all periods presented is required, and early adoption of the amendments is permitted. We are currently evaluating the potential impact of adopting this new guidance on our financial statement disclosures.

3.Dispositions

Dispositions

The following is a summary of activity for the nine months ended September 30, 2024:

					Gain (Loss)
			Gross	Cash	on the Sale
			Sales	Proceeds	of Real
Date Disposed	Assets	Segment	Price	from Sale	Estate

			(In thousands)
January 22, 2024	North End Retail	Multifamily	$14,250	$12,410	$(1,200)
September 17, 2024	Fort Totten Square	Multifamily	86,800	84,600	(5,352)
	Other (1)				1,486
					$(5,066)
(1)	Primarily related to certain previously recorded contingent liabilities which were relieved in connection with the sale of Central Place Tower by one of our unconsolidated real estate ventures. See Note 4 for additional information.

4.Investments in Unconsolidated Real Estate Ventures

The following is a summary of the composition of our investments in unconsolidated real estate ventures:

	Effective
	Ownership
Real Estate Venture	Interest (1)	September 30, 2024	December 31, 2023

		(In thousands)
J.P. Morgan Global Alternatives ("J.P. Morgan") (2)	50.0%	$73,978	$72,742
4747 Bethesda Venture	20.0%	11,208	13,118
Brandywine Realty Trust	30.0%	13,781	13,681
Prudential Global Investment Management ("PGIM") (3)	50.0%	664	163,375
Landmark Partners (4)	18.0%	560	605
CBREI Venture (5)	10.0%	175	180
Other		316	580
Total investments in unconsolidated real estate ventures (6) (7)		$100,682	$264,281
(1)	Reflects our effective ownership interests as of September 30, 2024. We have multiple investments with certain venture partners in the underlying real estate.
(2)	J.P. Morgan is the advisor for an institutional investor.
(3)	In February 2024, the venture sold its interest in Central Place Tower for a gross sales price of $325.0 million.
(4)	Excludes the L'Enfant Plaza Assets for which we have a zero-investment balance and discontinued applying the equity method of accounting after September 30, 2022. In October 2024, the lender foreclosed on the mortgage loan secured by the L’Enfant Plaza Assets and took possession of the properties.
(5)	Excludes The Foundry for which we had a zero-investment balance and discontinued applying the equity method of accounting after September 30, 2023. In April 2024, the lender foreclosed on the mortgage loan secured by The Foundry and took possession of the property.
(6)	Excludes (i) 10.0% subordinated interest in one commercial building, (ii) the Fortress Assets, (iii) the L'Enfant Plaza Assets and (iv) The Foundry. See Note 1 for more information. Also, excludes our interest in an investment in the real estate venture that owns 1101 17th Street for which we have discontinued applying the equity method of accounting since June 30, 2018 because we received distributions in excess of our contributions and share of earnings, which reduced our investment to zero; further, we are not obligated to provide for losses, have not guaranteed its obligations or otherwise committed to provide financial support.
(7)	As of September 30, 2024 and December 31, 2023, our total investments in unconsolidated real estate ventures were greater than our share of the net book value of the underlying assets by $10.3 million and $8.7 million, resulting principally from our zero-investment balance in certain real estate ventures and capitalized interest.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $4.4 million and $13.0 million for the three and nine months ended September 30, 2024, and $5.4 million and $16.3 million for the three and nine months ended September 30, 2023, for such services.

The following is a summary of disposition activity by our unconsolidated real estate ventures:

Proportionate
	Real Estate			Gross	Share of
	Venture		Ownership	Sales	Aggregate
Date Disposed	Partner	Assets	Percentage	Price	Gain (1)

(In thousands)
February 13, 2024	PGIM	Central Place Tower	50.0%	$325,000	$480
(1)	Additionally, we recognized $1.4 million related to certain previously recorded contingent liabilities, which were relieved in connection with the sale and included in "Gain on the sale of real estate, net" in our statement of operations.

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted
	Average Effective
	Interest Rate (1)	September 30, 2024	December 31, 2023

		(In thousands)
Variable rate (2)	5.73%	$175,000	$175,000
Fixed rate (3)	4.13%	60,000	60,000
Mortgage loans (4)		235,000	235,000
Unamortized deferred financing costs and premium / discount, net		(6,480)	(8,531)
Mortgage loans, net (4) (5)		$228,520	$226,469
(1)	Weighted average effective interest rate as of September 30, 2024.
(2)	Includes variable rate mortgage loans with interest rate cap agreements.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(4)	Excludes mortgage loans related to the Fortress Assets, the L'Enfant Plaza Assets and The Foundry. In April 2024, the lender foreclosed on the mortgage loan secured by The Foundry and took possession of the property. In October 2024, the lender foreclosed on the mortgage loan secured by the L’Enfant Plaza Assets and took possession of the properties.
(5)	See Note 17 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of financial information for our unconsolidated real estate ventures:

	September 30, 2024	December 31, 2023

	(In thousands)
Combined balance sheet information: (1)
Real estate, net	$447,747	$729,791
Other assets, net	64,955	137,771
Total assets	$512,702	$867,562

Mortgage loans, net	$228,520	$226,469
Other liabilities, net	26,538	47,251
Total liabilities	255,058	273,720
Total equity	257,644	593,842
Total liabilities and equity	$512,702	$867,562

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Combined income statement information: (1)
Total revenue	$7,903	$23,570	$29,097	$68,555
Operating income (loss) (2)	776	(20,584)	6,714	(13,005)
Net loss (2)	(3,226)	(27,622)	(5,093)	(31,557)
(1)	Excludes amounts related to the Fortress Assets and the L'Enfant Plaza Assets. Excludes combined balance sheet information for both periods presented and combined income statement information for the three and nine months ended September 30, 2024 related to The Foundry as we discontinued applying the equity method of accounting after September 30, 2023.
(2)	Includes the gain on the sale of Central Place Tower of $894,000 for the nine months ended September 30, 2024. Includes the gain on the sale of Stonebridge at Potomac Town Center of $4.6 million for the three and nine months ended September 30, 2023. Includes an impairment loss of $30.1 million for the three and nine months ended September 30, 2023.

5.Variable Interest Entities

We hold various interests in entities deemed to be VIEs, which we evaluate at acquisition, formation, after a change in the ownership agreement, after a change in the entity's economics or after any other reconsideration event to determine if the VIE should be consolidated in our financial statements or should no longer be considered a VIE. An entity is a VIE because it is in the development stage and/or does not hold sufficient equity at risk or conducts substantially all its operations on behalf of an investor with disproportionately few voting rights. We will consolidate a VIE if we are the primary beneficiary of the VIE, which entails having the power to direct the activities that most significantly impact the VIE’s economic performance. Certain criteria we assess in determining whether we are the primary beneficiary of the VIE include our influence over significant business activities, our voting rights and any noncontrolling interest kick-out or participating rights.

Unconsolidated VIEs

As of September 30, 2024 and December 31, 2023, we had interests in entities deemed to be VIEs. Although we may be responsible for managing the day-to-day operations of these investees, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. We account for our investment in these entities under the equity method. As of September 30, 2024 and December 31, 2023, the net carrying amounts of our investment in these entities were $88.6 million and $87.3 million, which were included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs was included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees. See Note 17 for additional information.

Consolidated VIEs

JBG SMITH LP is our most significant consolidated VIE. We hold 85.8% of the limited partnership interest in JBG SMITH LP, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management. The noncontrolling interests of JBG SMITH LP do not have substantive liquidation rights, substantive kick-out rights without cause or substantive participating rights that could be exercised by a simple majority of noncontrolling interest limited partners (including by such a limited partner unilaterally). Because the noncontrolling interest holders do not have these rights, JBG SMITH LP is a VIE. As general partner, we have the power to direct the activities of JBG SMITH LP that most significantly affect its economic performance, and through our majority interest, we have both the right to receive benefits from and the obligation to absorb losses of JBG SMITH LP. Accordingly, we are the primary beneficiary of JBG SMITH LP and consolidate it in our financial statements. Because we conduct our business through JBG SMITH LP, its total assets and liabilities comprise substantially all our consolidated assets and liabilities.

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

As of September 30, 2024, excluding JBG SMITH LP, we consolidated one VIE (2000/2001 South Bell Street) with total assets of $271.4 million and liabilities of $173.1 million, and as of December 31, 2023, excluding JBG SMITH LP, we consolidated two VIEs (1900 Crystal Drive and 2000/2001 South Bell Street) with total assets of $503.2 million and liabilities of $293.3 million. VIE assets primarily consisted of construction in progress and VIE liabilities primarily consisted of mortgage loans. The assets of the VIEs can only be used to settle the obligations of the VIEs, and the liabilities include third-party liabilities of the VIEs for which the creditors or beneficial interest holders do not have recourse against us. In October 2024, we provided notice of our intent to exercise our option to acquire the ground lessee’s interest in 2000/2001 South Bell Street which we anticipate will close in the fourth quarter of 2024.

6.Other Assets, Net

The following is a summary of other assets, net:

	September 30, 2024	December 31, 2023

	(In thousands)
Prepaid expenses	$23,234	$13,215
Derivative financial instruments, at fair value	18,977	42,341
Deferred financing costs, net	8,010	10,199
Operating lease right-of-use assets	44,642	60,329
Investments in funds (1)	27,262	21,785
Other investments (2)	3,487	3,487
Other	12,891	12,125
Total other assets, net	$138,503	$163,481
(1)	Consists of investments in real estate-focused technology companies, which are recorded at their fair value based on their reported net asset value. During the three and nine months ended September 30, 2024, unrealized gains related to these investments were $2.7 million and $4.0 million. During the three and nine months ended September 30, 2023, unrealized gains (losses) related to these investments were ($492,000) and $1.2 million. During the three and nine months ended September 30, 2024, realized losses related to these investments were $143,000 and $765,000. During the three and nine months ended September 30, 2023, realized losses related to these investments were $165,000 and $483,000. Unrealized gains (losses) and realized losses were included in "Interest and other income, net" in our statements of operations.
(2)	Primarily consists of equity investments that are carried at cost. During the three and nine months ended September 30 2023, realized gains related to these investments were $436,000. Realized gains were included in "Interest and other income, net" in our statements of operations.

7.Debt

Mortgage Loans

The following is a summary of mortgage loans:

	Weighted Average
	Effective
	Interest Rate (1)	September 30, 2024	December 31, 2023

		(In thousands)
Variable rate (2)	6.12%	$724,317	$608,582
Fixed rate (3)	4.54%	1,104,606	1,189,643
Mortgage loans		1,828,923	1,798,225
Unamortized deferred financing costs and premium / discount, net		(12,767)	(15,211)
Mortgage loans, net		$1,816,156	$1,783,014
(1)	Weighted average effective interest rate as of September 30, 2024.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.56%, and the weighted average maturity date of the interest rate caps is in the fourth quarter of 2025. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of September 30, 2024, one-month term Secured Overnight Financing Rate ("SOFR") was 4.85%.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.

As of September 30, 2024 and December 31, 2023, the net carrying value of real estate collateralizing our mortgage loans totaled $2.1 billion and $2.2 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity.

In September 2024, we repaid the $83.3 million mortgage loan collateralized by 201 12th Street S., 200 12th Street S., and 251 18th Street S.

As of September 30, 2024 and December 31, 2023, we had various interest rate swap and cap agreements on certain mortgage loans with an aggregate notional value of $1.7 billion. See Note 15 for additional information.

Revolving Credit Facility and Term Loans

As of September 30, 2024, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2026, as extended in September 2024, a $400.0 million term loan ("Tranche A-2 Term Loan") maturing in January 2028 and a $120.0 million term loan ("2023 Term Loan") maturing in June 2028. The revolving credit facility has two six-month extension options, and the Tranche A-1 Term Loan has one remaining one-year extension option.

The following is a summary of amounts outstanding under the revolving credit facility and term loans:

	Effective
	Interest Rate (1)	September 30, 2024	December 31, 2023

		(In thousands)
Revolving credit facility (2) (3)	6.46%	$90,000	$62,000

Tranche A-1 Term Loan (4)	5.34%	$200,000	$200,000
Tranche A-2 Term Loan (5)	4.20%	400,000	400,000
2023 Term Loan (6)	5.41%	120,000	120,000
Term loans		720,000	720,000
Unamortized deferred financing costs, net		(2,422)	(2,828)
Term loans, net		$717,578	$717,172
(1)	Effective interest rate as of September 30, 2024. The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(2)	As of September 30, 2024, daily SOFR was 4.96%. As of September 30, 2024 and December 31, 2023, letters of credit with an aggregate face amount of $15.7 million and $467,000 were outstanding under our revolving credit facility.
(3)	As of September 30, 2024 and December 31, 2023, excludes $8.0 million and $10.2 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our balance sheets.
(4)	As of September 30, 2024, the interest rate swaps fixed SOFR at a weighted average interest rate of 4.00% through the extended maturity date of January 2027.
(5)	As of September 30, 2024, the interest rate swaps fixed SOFR at a weighted average interest rate of 2.81% through the maturity date.
(6)	As of September 30, 2024, the interest rate swap fixed SOFR at an interest rate of 4.01% through the maturity date.

8.Other Liabilities, Net

The following is a summary of other liabilities, net:

	September 30, 2024	December 31, 2023

	(In thousands)
Lease intangible liabilities, net	$1,356	$3,496
Lease incentive liabilities	6,616	7,546
Liabilities related to operating lease right-of-use assets	45,313	64,501
Prepaid rent	15,594	11,881
Security deposits	12,334	12,133
Environmental liabilities	17,468	17,568
Deferred tax liability, net	3,326	3,326
Derivative financial instruments, at fair value	13,753	14,444
Other	2,613	3,974
Total other liabilities, net	$118,373	$138,869

9.Redeemable Noncontrolling Interests

OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. Vested LTIP Units are redeemable into OP Units. During the nine months ended September 30, 2024 and 2023, unitholders redeemed 827,012 and 2.1 million OP Units, which we elected to redeem for an equivalent number of our common shares. As of September 30, 2024, outstanding OP Units and redeemable LTIP Units totaled 13.9 million, representing a 14.2% ownership interest in JBG SMITH LP. Our OP Units and certain vested LTIP Units are presented at the higher of their redemption value or their carrying value, with adjustments to the redemption value recognized in "Additional paid-in capital" in our balance sheets. Redemption value per OP Unit is equivalent to the market value of one common share at the end of the period.

The following is a summary of the activity of redeemable noncontrolling interests:

	Three Months Ended September 30,
	2024	2023
			Consolidated
	JBG	JBG	Real Estate
	SMITH LP	SMITH LP	Venture	Total

	(In thousands)
Balance, beginning of period	$436,673	$455,886	$—	$455,886
Redemptions	(3,553)	(7,602)	—	(7,602)
Net loss	(4,365)	(7,926)	—	(7,926)
Other comprehensive income (loss)	(5,595)	1,346	—	1,346
Distributions	(2,874)	(3,727)	—	(3,727)
Share-based compensation expense	4,424	6,003	—	6,003
Adjustment to redemption value	20,235	381	—	381
Balance, end of period	$444,945	$444,361	$—	$444,361

	Nine Months Ended September 30,
	2024	2023
			Consolidated
	JBG	JBG	Real Estate
	SMITH LP	SMITH LP	Venture (2)	Total

	(In thousands)
Balance, beginning of period	$440,737	$480,663	$647	$481,310
Redemptions	(13,769)	(33,110)	(647)	(33,757)
LTIP Units issued in lieu of cash compensation (1)	3,836	5,213	—	5,213
Net loss	(12,353)	(5,961)	—	(5,961)
Other comprehensive income (loss)	(4,003)	902	—	902
Distributions	(8,714)	(7,654)	—	(7,654)
Share-based compensation expense	24,287	25,152	—	25,152
Adjustment to redemption value	14,924	(20,844)	—	(20,844)
Balance, end of period	$444,945	$444,361	$—	$444,361
(1)	See Note 11 for additional information.
(2)	As of December 31, 2022, we held a 99.7% ownership interest in a real estate venture that owned The Wren, a multifamily asset. In February 2023, the partner redeemed its 0.3% interest, increasing our ownership interest to 100.0%.

10.Property Rental Revenue

The following is a summary of property rental revenue from our non-cancellable leases:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	X	2024	2023

	(In thousands)
Fixed	$105,015	$110,333		$321,594	$331,528
Variable	8,334	9,961		26,927	33,391
Property rental revenue	$113,349	$120,294		$348,521	$364,919

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

The aggregate grant-date fair value of the Time-Based LTIP Units and the LTIP Units granted during the nine months ended September 30, 2024 was $20.3 million. The Time-Based LTIP Units and the LTIP Units were valued based on the closing common share price on the grant date, less a discount for post-grant restrictions. The discount was determined using Monte Carlo simulations based on the following significant assumptions:

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

The aggregate grant-date fair value of the AO LTIP Units granted during the nine months ended September 30, 2024 was $7.1 million, valued using Monte Carlo simulations based on the following significant assumptions:

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

The aggregate grant-date fair value of the RSUs granted during the nine months ended September 30, 2024 was $1.3 million. The Time-Based RSUs were valued based on the closing common share price on the date of grant.

ESPP

Pursuant to the ESPP, employees purchased 60,185 common shares for $792,000 during the nine months ended September 30, 2024, valued using the Black-Scholes model based on the following significant assumptions:

Expected volatility	26.0% to 48.0%
Dividend yield	4.2% to 4.6%
Risk-free interest rate	5.3% to 5.6%
Expected life	3 months

Share-Based Compensation Expense

The following is a summary of share-based compensation expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	X	2024	2023

	(In thousands)
Time-Based LTIP Units	$3,191	$3,517		$14,548	$14,373
AO LTIP Units and Performance-Based LTIP Units	1,233	2,440		8,187	9,382
LTIP Units	—	—		1,552	1,000
Other equity awards (1)	1,082	912		3,294	3,710
Share-based compensation expense - other	5,506	6,869		27,581	28,465
Share-based compensation related to Formation Transaction and special equity awards (2)	—	46		—	397
Total share-based compensation expense	5,506	6,915		27,581	28,862
Less: amount capitalized	(377)	(418)		(1,423)	(1,851)
Share-based compensation expense	$5,129	$6,497		$26,158	$27,011
(1)	Primarily comprising compensation expense for: (i) fully vested LTIP Units issued to certain employees in lieu of all or a portion of any cash bonuses earned, (ii) RSUs and (iii) shares issued under our ESPP.
(2)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in our statements of operations. Includes share-based compensation expense for awards issued in connection with the Formation Transaction and with our successful pursuit of Amazon's additional headquarters in National Landing all of which were fully expensed as of December 31, 2023.

As of September 30, 2024, we had $27.8 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 2.3 years.

In April 2024, our shareholders approved an amendment to the JBG SMITH 2017 Omnibus Share Plan, as amended, (the "Plan") to increase the common shares reserved for issuance under the Plan by 7.5 million common shares to 25.8 million total common shares. As of September 30, 2024, there were 10.1 million common shares available for issuance under the Plan.

12.Transaction and Other Costs

The following is a summary of transaction and other costs:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	X	2024	2023

	(In thousands)
Completed, potential and pursued transaction expenses (1)	$104	$622		$1,645	$896
Severance and other costs	563	1,033		1,075	4,280
Demolition costs	—	175		285	2,618
Transaction and other costs	$667	$1,830		$3,005	$7,794
(1)	Primarily consists of dead deal costs and legal costs related to pursued transactions.

13.Interest Expense

The following is a summary of interest expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	X	2024	2023

	(In thousands)
Interest expense before capitalized interest	$35,142	$30,229		$97,216	$85,942
Amortization of deferred financing costs	4,081	3,381		12,163	6,011
Net (gain) loss on non-designated derivatives:
Net unrealized loss	8	1,742		77	7,383
Net realized gain	—	(230)		—	—
Capitalized interest	(3,964)	(7,219)		(12,056)	(18,756)
Interest expense	$35,267	$27,903		$97,400	$80,580

14.Shareholders' Equity and Loss Per Common Share

Common Shares Repurchased

Our Board of Trustees has authorized the repurchase of up to $1.5 billion of our outstanding common shares. During the three and nine months ended September 30, 2024, we repurchased and retired 3.1 million and 10.8 million common shares for $50.2 million and $168.3 million, a weighted average purchase price per share of $16.23 and $15.61. During the three and nine months ended September 30, 2023, we repurchased and retired 7.9 million and 18.4 million common shares for $120.8 million and $276.7 million, a weighted average purchase price per share of $15.24 and $14.98. Since we began the share repurchase program through September 30, 2024, we have repurchased and retired 56.6 million common shares for $1.1 billion, a weighted average purchase price per share of $19.88.

Loss Per Common Share

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

The following is a summary of the calculation of basic and diluted loss per common share and a reconciliation of net loss to the amounts of net loss available to common shareholders used in calculating basic and diluted loss per common share:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	X	2024	2023

	(In thousands, except per share amounts)
Net loss	$(31,309)	$(66,101)		$(106,913)	$(54,045)
Net loss attributable to redeemable noncontrolling interests	4,365	7,926		12,353	5,961
Net (income) loss attributable to noncontrolling interests	(36)	168		10,931	703
Net loss attributable to common shareholders	(26,980)	(58,007)		(83,629)	(47,381)
Distributions to participating securities	(439)	(689)		(1,596)	(1,406)
Net loss available to common shareholders - basic and diluted	$(27,419)	$(58,696)		$(85,225)	$(48,787)

Weighted average number of common shares outstanding - basic and diluted	85,292	101,445		89,637	108,351

Loss per common share - basic and diluted	$(0.32)	$(0.58)		$(0.95)	$(0.45)

The effect of the redemption of OP Units, Time-Based LTIP Units, fully vested LTIP Units and special equity awards that were outstanding as of September 30, 2024 and 2023 is excluded in the computation of diluted loss per common share as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted loss per share). Since OP Units, Time-Based LTIP Units, LTIP Units and special equity awards, which are held by noncontrolling interests, are attributed gains at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average impact are excluded from loss available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted loss per common share. AO LTIP Units, Performance-Based LTIP Units, formation awards and RSUs, which totaled 7.9 million for the three and nine months ended September 30, 2024, and 6.6 million and 6.9 million for the three and nine months ended September 30, 2023, were excluded from the calculation of diluted loss per common share as they were antidilutive, but potentially could be dilutive in the future.

Dividends Declared in October 2024

On October 24, 2024, our Board of Trustees declared a quarterly dividend of $0.175 per common share, payable on November 22, 2024 to shareholders of record as of November 7, 2024.

15.Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments.

As of September 30, 2024 and December 31, 2023, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized gain (loss) on our derivative financial instruments designated as effective hedges was ($1.8) million and $22.7 million as of September 30, 2024 and December 31, 2023 and was recorded in "Accumulated other comprehensive income (loss)" in our balance sheets, of which a portion was allocated to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $3.5 million of the net unrealized gain as a decrease to interest expense.

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

The following is a summary of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2024
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$15,857	—	$15,857	—
Classified as liabilities in "Other liabilities, net"	10,649	—	10,649	—
Non-designated derivatives:
Classified as assets in "Other assets, net"	3,120	—	3,120	—
Classified as liabilities in "Other liabilities, net"	3,104	—	3,104	—

December 31, 2023
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$35,632	—	$35,632	—
Classified as liabilities in "Other liabilities, net"	7,936	—	7,936	—
Non-designated derivatives:
Classified as assets in "Other assets, net"	6,709	—	6,709	—
Classified as liabilities in "Other liabilities, net"	6,508	—	6,508	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2024 and December 31, 2023, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains (losses) included in "Total other comprehensive income (loss)" in our statements of comprehensive loss for the three and nine months ended September 30, 2024 and 2023 were attributable to the net change in unrealized gains or losses related to effective derivative financial instruments that were outstanding during those periods, none of which were reported in our statements of operations as the derivative financial instruments were documented and qualified as hedging instruments. Realized and unrealized gains (losses) related to non-designated hedges are included in "Interest expense" in our statements of operations.

Fair Value Measurements on a Nonrecurring Basis

Our real estate assets are reviewed for impairment whenever there are changes in circumstances or indicators that the carrying amount of the assets may not be recoverable. This assessment resulted in the impairment of two development parcels, which had an estimated fair value of $24.7 million based on a market approach and were classified as Level 2 in the fair value hierarchy. The impairment loss totaled $18.2 million, which was included in "Impairment loss" in our statement of operations for the nine months ended September 30, 2024.

Financial Assets and Liabilities Not Measured at Fair Value

As of September 30, 2024 and December 31, 2023, all financial assets and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	September 30, 2024		December 31, 2023
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgage loans	$1,828,923	$1,801,041	$1,798,225	$1,753,251
Revolving credit facility	90,000	89,934	62,000	62,000
Term loans	720,000	715,679	720,000	715,950
(1)	The carrying amount consists of principal only.

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

The CODM measures and evaluates the performance of our operating segments, with the exception of the third-party asset management and real estate services business, based on the net operating income ("NOI") of properties within each segment. NOI includes property rental revenue and parking revenue and deducts property operating expenses and real estate taxes.

With respect to the third-party asset management and real estate services business, the CODM reviews revenue streams generated by this segment ("Third-party real estate services, including reimbursements"), as well as the expenses attributable to the segment ("General and administrative: third-party real estate services"), which are both disclosed separately in our statements of operations.

The following represents the components of revenue from our third-party asset management and real estate services business:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	X	2024	2023

	(In thousands)
Property management fees	$4,065	$4,910		$12,312	$14,879
Asset management fees	1,139	1,155		3,305	3,513
Development fees	324	4,296		981	9,038
Leasing fees	1,001	1,036		3,326	3,648
Construction management fees	343	266		903	909
Other service revenue	1,601	1,399		3,966	4,045
Third-party real estate services revenue, excluding reimbursements	8,473	13,062		24,793	36,032
Reimbursement revenue (1)	8,588	10,880		27,533	33,556
Third-party real estate services revenue, including reimbursements	17,061	23,942		52,326	69,588
Third-party real estate services expenses	16,088	21,405		57,065	67,333
Third-party real estate services revenue less expenses	$973	$2,537		$(4,739)	$2,255

(1)	Represents reimbursement of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

Management company assets primarily consist of management and leasing contracts with a net book value of $4.0 million and $8.1 million as of September 30, 2024 and December 31, 2023, which were included in "Intangible assets, net" in our balance sheets. Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below.

The following is the reconciliation of net loss attributable to common shareholders to consolidated NOI:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	X	2024	2023

	(In thousands)
Net loss attributable to common shareholders	$(26,980)	$(58,007)		$(83,629)	$(47,381)
Net loss attributable to redeemable noncontrolling interests	(4,365)	(7,926)		(12,353)	(5,961)
Net income (loss) attributable to noncontrolling interests	36	(168)		(10,931)	(703)
Net loss	(31,309)	(66,101)		(106,913)	(54,045)
Add:
Depreciation and amortization expense	50,050	50,265		158,211	152,914
General and administrative expense:
Corporate and other	11,881	11,246		43,855	42,462
Third-party real estate services	16,088	21,405		57,065	67,333
Share-based compensation related to Formation Transaction and special equity awards	—	46		—	397
Transaction and other costs	667	1,830		3,005	7,794
Interest expense	35,267	27,903		97,400	80,580
(Gain) loss on the extinguishment of debt	(43)	—		(43)	450
Impairment loss	—	59,307		18,236	59,307
Income tax expense (benefit)	831	77		(40)	672
Less:
Third-party real estate services, including reimbursements revenue	17,061	23,942		52,326	69,588
Other revenue	2,827	2,704		16,216	8,276
Income (loss) from unconsolidated real estate ventures, net	(745)	(2,263)		4	(1,320)
Interest and other income, net	4,573	7,774		10,105	14,132
Gain (loss) on the sale of real estate, net	(5,352)	906		(5,066)	41,606
Consolidated NOI	$65,068	$72,915		$197,191	$225,582

The following is a summary of NOI and certain balance sheet data by segment. Items classified in the Other column include development assets, corporate entities, land assets for which we are the ground lessor and the elimination of inter-segment activity.

	Three Months Ended September 30, 2024
	Multifamily	Commercial	Other	Total

	(In thousands)
Property rental revenue (1)	$54,617	$54,142	$3,403	$112,162
Parking revenue	278	3,698	—	3,976
Total property revenue	54,895	57,840	3,403	116,138
Property expense:
Property operating	20,450	18,558	250	39,258
Real estate taxes	5,861	4,740	1,211	11,812
Total property expense	26,311	23,298	1,461	51,070
Consolidated NOI	$28,584	$34,542	$1,942	$65,068

	Three Months Ended September 30, 2023
	Multifamily	Commercial	Other	Total

	(In thousands)
Property rental revenue	$52,461	$63,940	$3,893	$120,294
Parking revenue	248	4,310	64	4,622
Total property revenue	52,709	68,250	3,957	124,916
Property expense:
Property operating	19,379	18,866	(657)	37,588
Real estate taxes	5,581	8,210	622	14,413
Total property expense	24,960	27,076	(35)	52,001
Consolidated NOI	$27,749	$41,174	$3,992	$72,915

	Nine Months Ended September 30, 2024
	Multifamily	Commercial	Other	Total

	(In thousands)
Property rental revenue (1)	$159,287	$167,377	$9,600	$336,264
Parking revenue	657	11,130	(63)	11,724
Total property revenue	159,944	178,507	9,537	347,988
Property expense:
Property operating	56,769	53,188	834	110,791
Real estate taxes	18,137	19,517	2,352	40,006
Total property expense	74,906	72,705	3,186	150,797
Consolidated NOI	$85,038	$105,802	$6,351	$197,191

	Nine Months Ended September 30, 2023
	Multifamily	Commercial	Other	Total

	(In thousands)
Property rental revenue	$154,814	$200,178	$9,927	$364,919
Parking revenue	767	12,874	195	13,836
Total property revenue	155,581	213,052	10,122	378,755
Property expense:
Property operating	55,228	56,489	(2,605)	109,112
Real estate taxes	16,837	25,406	1,818	44,061
Total property expense	72,065	81,895	(787)	153,173
Consolidated NOI	$83,516	$131,157	$10,909	$225,582

	Multifamily	Commercial	Other	Total

	(In thousands)
September 30, 2024
Real estate, at cost	$3,131,377	$2,308,486	$419,193	$5,859,056
Investments in unconsolidated real estate ventures	—	11,524	89,158	100,682
Total assets	2,349,905	2,402,577	429,995	5,182,477

December 31, 2023
Real estate, at cost	$3,154,116	$2,357,713	$363,333	$5,875,162
Investments in unconsolidated real estate ventures	—	176,786	87,495	264,281
Total assets	2,559,395	2,683,947	275,173	5,518,515

(1)	Property rental revenue excludes $1.2 million and $12.3 million of other revenue including lease termination revenue for the three and nine months ended September 30, 2024.

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

Construction Commitments

As of September 30, 2024, we had an asset under construction that, based on our current plans and estimates, requires an additional $51.1 million to complete, which we anticipate will be primarily expended over the next year. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds.

Environmental Matters

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $17.5 million and $17.6 million as of September 30, 2024 and December 31, 2023, and are included in "Other liabilities, net" in our balance sheets.

Legal Proceedings

In November 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia alleging violations of its antitrust laws by RealPage, Inc., a seller of revenue management software products, and a number of large apartment community owners and operators, including JBG Associates, L.L.C., one of our subsidiaries. The lawsuit alleges collusion among the defendants to illegally fix and inflate the pricing of multifamily rents and seeks monetary damages, attorneys’ fees and costs, and injunctive relief. We believe there are defenses, both factual and legal, to the allegations in this proceeding, and we plan to vigorously defend the litigation. At this stage in the proceeding, it is not possible to predict any outcome or estimate the amount of loss, if any, which could be associated with any adverse decision. While we do not believe that these proceedings will have a material adverse effect on our financial condition, we cannot give assurance that the proceedings will not have a material effect on our results of operations or cash flows in the event of a negative outcome.

There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

Other

As of September 30, 2024, we had committed tenant-related obligations totaling $43.3 million ($43.2 million related to our consolidated entities and $126,000 related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

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

As of September 30, 2024, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures and other investments totaling $57.4 million. As of September 30, 2024, we had no debt principal payment guarantees related to our unconsolidated real estate ventures.

Additionally, with respect to borrowings of our consolidated entities, we may agree to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of September 30, 2024, we had no debt principal payment guarantees related to our consolidated real estate assets.

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

During the second quarter of 2024, we combined our existing impact investing activities, including the Washington Housing Initiative ("WHI") formed with the Federal City Council in 2018, with the newly formed LEO Impact Capital ("LEO"), our workforce housing investment management platform. LEO aims to acquire, operate and preserve middle-income housing in rapidly growing neighborhoods vulnerable to rising housing costs. The WHI Impact Pool completed fundraising in 2020 with capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million. As of September 30, 2024, our remaining unfunded commitment was $2.9 million.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds and the WHI Impact Pool and its affiliates was $3.2 million and $10.3 million for the three and nine months ended September 30, 2024, and $4.8 million and $15.7 million for the three and nine months ended September 30, 2023. As of September 30, 2024 and December 31, 2023, we had receivables from the JBG Legacy Funds and the WHI Impact Pool and its affiliates totaling $2.3 million and $3.5 million for such services.

Commencing in March 2023, in connection with the sale of an 80.0% interest in 4747 Bethesda Avenue in 2023, we leased our corporate offices from an unconsolidated real estate venture and incurred $1.3 million and $4.1 million of rent expense for the three and nine months ended September 30, 2024, and $1.6 million and $3.4 million of rent expense for the three and nine months ended September 30, 2023, which was included in "General and administrative expense" in our statements of operations.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $2.5 million and $7.2 million for the three and nine months ended September 30, 2024, and $2.3 million and $7.0 million for the three and nine months ended September 30, 2023, which was included in "Property operating expenses" in our statements of operations.

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of September 30, 2024 and December 31, 2023, and for the three and nine months ended September 30, 2024 and 2023. References to our balance sheets refer to our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. References to our statements of operations refer to our condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023.

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

Overview

As of September 30, 2024, our Operating Portfolio consisted of 41 operating assets comprising 16 multifamily assets totaling 6,781 units (6,781 units at our share), 23 commercial assets totaling 7.2 million square feet (6.9 million square feet at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have one under-construction multifamily asset with 775 units (775 units at our share) and 18 assets in the development pipeline totaling 11.4 million square feet (9.3 million square feet at our share) of estimated potential development density.

We continue to implement our comprehensive plan to reposition our holdings in the National Landing submarket in Northern Virginia by executing a broad array of placemaking strategies. Our placemaking includes the delivery of new multifamily and office developments, locally sourced amenity retail, and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. In keeping with our dedication to placemaking, each new project is intended to contribute to authentic and distinct neighborhoods by creating a vibrant street environment with robust retail offerings and other amenities, including improved public spaces. To that end, we saw the delivery of two placemaking projects, Water Park and Surreal in 2023. In the second quarter of 2024, we delivered The Grace and Reva, formerly known collectively as 1900 Crystal Drive, with 808 units and approximately 38,000 square feet of retail space. Additionally, the digital infrastructure investments we are making are advancing our efforts to make National Landing among the first 5G-operable submarkets in the nation.

Outlook

A fundamental component of our strategy to maximize long-term net asset value ("NAV") per share is active capital allocation. We evaluate development, acquisition, disposition, share repurchases and other investment decisions based on how they may impact long-term NAV per share. We intend to continue to opportunistically sell or recapitalize assets as well as land sites where a ground lease or joint venture execution may represent the most attractive path to maximizing value. Successful execution of our capital allocation strategy enables us to source capital at NAV from the disposition of assets generating low cash yields and invest those proceeds in new acquisitions with higher cash yields and growth, development projects with significant yield spreads and profit potential, and share repurchases. Consequently, at any given time, we expect to be in various stages of discussions and negotiations with potential buyers, real estate venture partners, ground lessors and other counterparties with respect to sales, joint ventures and/or ground leases for certain of our assets, including portfolios thereof. These discussions and negotiations may or may not lead to definitive documentation or closed transactions. While current market conditions have significantly slowed down the pace of asset sales, we anticipate redeploying the proceeds from any sales will not only help fund our planned growth but will also further advance the strategic shift of our portfolio to majority multifamily.

Our in-service multifamily portfolio, which refers to operating assets that are at or above 90% leased or have been operating and collecting rent for more than 12 months as of September 30, 2024, was 95.7% occupied as of September 30, 2024, an increase of 140 basis points as compared to June 30, 2024. During the third quarter of 2024, we increased effective rents, which represent the average change in rental rates versus expiring rental rates net of concessions, by 4.5% for new leases and 6.1% upon renewal while achieving a 60.0% renewal rate across our portfolio. Our recently delivered assets, The Grace and Reva, began leasing in January 2024 with move-ins commencing in February 2024 and delivery of all remaining units in the second quarter of 2024, with 64.7% and 56.8% leased as of September 30, 2024. We continue to advance our under-construction multifamily asset in National Landing, 2000/2001 South Bell Street (Valen and The Zoe), with 775 units expected to deliver in the third quarter of 2025. We expect that interest expense will increase as we deliver our under-construction assets and cease capitalizing interest on those assets.

Our office portfolio occupancy as of September 30, 2024 of 79.1% decreased by 150 basis points as compared to June 30, 2024. Although the office market continues to experience headwinds with companies continuing to challenge their space needs, we have seen some favorable trends in leasing activity and companies asking employees to return to the office. We anticipate approximately 475,000 square feet (approximately $21.5 million of annualized rent) will be vacated in National Landing, of which approximately two thirds will occur in the fourth quarter of 2024 and the remainder in the first half of 2025. Our efforts to re-lease certain spaces will be targeted toward buildings with long-term viability where we can concentrate occupancy, and we intend to take some of our other buildings out of service. In addition to 1800 South Bell Street, which we took out of service in the first quarter of 2024, we took 2100 Crystal Drive out of service when Amazon vacated in the second quarter of 2024. We are also phasing 2200 Crystal Drive out of service as leases expire. With the objective of ultimately reducing our competitive office inventory in National Landing, we expect to repurpose these older, obsolete and under-leased buildings for redevelopment, conversion to multifamily, hospitality or another specialty use.

We continue to advance the design and entitlement of our 11.4 million square feet (9.3 million square feet at our share) of estimated potential development density in our development pipeline and intend to look to source joint venture capital as a means of funding these developments as market conditions permit.

Operating Results

Key highlights for the three and nine months ended September 30, 2024 included:

●	net loss attributable to common shareholders of $27.0 million, or $0.32 per diluted common share, for the three months ended September 30, 2024 compared to $58.0 million, or $0.58 per diluted common share, for the three months ended September 30, 2023. Net loss attributable to common shareholders of $83.6 million, or $0.95 per diluted common share, for the nine months ended September 30, 2024 compared to $47.4 million, or $0.45 per diluted common share, for the nine months ended September 30, 2023;
●	third-party real estate services revenue, including reimbursements, of $17.1 million and $52.3 million for the three and nine months ended September 30, 2024, and $23.9 million and $69.6 million for the three and nine months ended September 30, 2023;
●	in-service operating multifamily portfolio leased and occupied percentages (1) at our share of 97.0% and 95.7% as of September 30, 2024 as compared to 96.9% and 94.3% as of June 30, 2024, and 96.9% and 95.6% as of September 30, 2023;
●	operating commercial portfolio leased and occupied percentages at our share of 80.7% and 79.1% as of September 30, 2024 compared to 82.3% and 80.6% as of June 30, 2024, and 85.6% and 84.4% as of September 30, 2023;
●	the leasing of 150,000 square feet at our share, at an initial rent (2) of $47.12 per square foot and a GAAP-basis weighted average rent per square foot (3) of $47.50 for the three months ended September 30, 2024, and the leasing of 496,000 square feet at our share, at an initial rent (2) of $46.53 per square foot and a GAAP-basis weighted average rent per square foot (3) of $46.95 for the nine months ended September 30, 2024; and
●	an increase in same store (4) NOI of 0.5% to $68.6 million for the three months ended September 30, 2024 compared to $68.3 million for the three months ended September 30, 2023, and an increase in same store (4) NOI of 4.2% to $211.6 million for the nine months ended September 30, 2024 compared to $203.1 million for the nine months ended September 30, 2023.
(1)	2221 S. Clark Street - Residential and 900 W Street are excluded from leased and occupied percentages as they are operated as short-term rental properties.
(2)	Represents the cash basis weighted average starting rent per square foot at our share, which excludes free rent, fixed escalations and percentage rent.
(3)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations, but excluding the effect of percentage rent.
(4)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the nine months ended September 30, 2024 included:

●	the sale of North End Retail and Fort Totten Square. See Note 3 to the financial statements for additional information;
●	the sale of Central Place Tower by one of our unconsolidated real estate ventures. See Note 4 to the financial statements for additional information;
●	the net borrowing of $28.0 million under our revolving credit facility;
●	the repayment of the $83.3 million mortgage loan collateralized by 201 12th Street S., 200 12th Street S., and 251 18th Street S.;
●	the one-year extension of the maturity date of the Tranche A-1 Term Loan to January 2026;
●	the payment of dividends totaling $47.2 million and distributions to redeemable noncontrolling interests of $8.7 million;
●	the repurchase and retirement of 10.8 million of our common shares for $168.3 million, a weighted average purchase price per share of $15.61; and
●	the investment of $172.1 million in development costs, construction in progress and real estate additions.

Activity subsequent to September 30, 2024 included:

●	the declaration of a quarterly dividend of $0.175 per common share, payable on November 22, 2024 to shareholders of record as of November 7, 2024.

Critical Accounting Estimates

Our Annual Report contains a description of our critical accounting estimates, including asset acquisitions, real estate, investments in real estate ventures and revenue recognition. There have been no significant changes to our policies during the nine months ended September 30, 2024.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of recent accounting pronouncements.

Results of Operations

During the nine months ended September 30, 2024, we sold North End Retail and Fort Totten Square. In 2023, we sold an 80.0% interest in 4747 Bethesda Avenue to an unconsolidated real estate venture, and we sold Falkland Chase-South & West and Falkland Chase-North ("Falkland Chase"), 5 M Street Southwest, Crystal City Marriott and Capital Point-North-75 New York Avenue. We collectively refer to these assets as the "Disposed Properties" in the discussion below. Additionally, during the first quarter of 2024, we began leasing The Grace and Reva.

Comparison of the Three Months Ended September 30, 2024 to 2023

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended September 30, 2024 compared to the same period in 2023:

	Three Months Ended September 30,
	2024	2023	% Change

	(Dollars in thousands)
Property rental revenue	$113,349	$120,294	(5.8)%
Third-party real estate services revenue, including reimbursements	17,061	23,942	(28.7)%
Depreciation and amortization expense	50,050	50,265	(0.4)%
Property operating expense	39,258	37,588	4.4%
Real estate taxes expense	11,812	14,413	(18.0)%
General and administrative expense:
Corporate and other	11,881	11,246	5.6%
Third-party real estate services	16,088	21,405	(24.8)%
Interest expense	35,267	27,903	26.4%
Gain (loss) on the sale of real estate, net	(5,352)	906	(690.7)%
Impairment loss	—	59,307	(100.0)%

Property rental revenue decreased by approximately $6.9 million, or 5.8%, to $113.3 million in 2024 from $120.3 million in 2023. The decrease was primarily due to a $9.8 million decrease in revenue from our commercial assets, partially offset by a $2.2 million increase in revenue from our multifamily assets and a $697,000 increase in other revenue. The decrease in revenue from our commercial assets was primarily due to a $4.6 million decrease related to 1800 South Bell Street and 2100 Crystal Drive, which were taken out of service during 2024, a $1.8 million decrease related to the Disposed Properties and lower occupancy across the portfolio. The increase in revenue from our multifamily assets was primarily due to a $3.6 million increase related to The Grace and Reva, and higher rents and lower concessions across the portfolio, partially offset by a $2.7 million decrease related to the Disposed Properties.

Third-party real estate services revenue, including reimbursements, decreased by approximately $6.9 million, or 28.7%, to $17.1 million in 2024 from $23.9 million in 2023. The decrease was primarily due to a $4.0 million decrease in development fees related to the timing of development projects, a $2.3 million decrease in reimbursement revenue and an $845,000 decrease in property management fees.

Depreciation and amortization expense decreased by approximately $215,000, or 0.4%, to $50.1 million in 2024 from $50.3 million in 2023. The decrease was primarily due to (i) a $2.2 million decrease related to 1800 South Bell Street, which was taken out of service during the first quarter of 2024, (ii) a $1.6 million decrease related to the Disposed Properties and (iii) a $1.6 million decrease related to 800 North Glebe Road and 2011 Crystal Drive due to the disposal of assets for tenant terminations in the first quarter of 2024. The decrease in depreciation and amortization expense was partially offset by (iv) a $4.6 million increase related to The Grace and Reva.

Property operating expense increased by approximately $1.7 million, or 4.4%, to $39.3 million in 2024 from $37.6 million in 2023. The increase was primarily due to a $1.1 million increase in property operating expense from our multifamily assets and a $907,000 increase in other property operating expense, partially offset by a $308,000 decrease in property operating expense from our commercial assets. The increase in property operating expense from our multifamily assets was primarily due to a $1.8 million increase related to The Grace and Reva and higher operating expenses due to higher compensation expenses across the portfolio, partially offset by a $966,000 decrease related to the Disposed Properties. The increase in other property operating expense was primarily due to a $1.2 million increase in insurance claims covered by our captive insurance subsidiary. The decrease in property operating expense from our commercial assets was primarily due to a $711,000 decrease related to 1800 South Bell Street and 2100 Crystal Drive, which were taken out of service during 2024, a $642,000 decrease related to the Disposed Properties and lower operating expenses due to lower occupancy across the portfolio, partially offset by a $1.1 million increase in expenses related to 1550 Crystal Drive due to the phasing in of Water Park.

Real estate taxes expense decreased by approximately $2.6 million, or 18.0%, to $11.8 million in 2024 from $14.4 million in 2023. The decrease was primarily due to (i) a $1.6 million real estate tax refund as a result of successful appeals related to 2101 L Street, (ii) a $570,000 decrease related to the Disposed Properties and (iii) lower assessments across the portfolio, partially offset by (iv) an $836,000 increase related to The Grace and Reva.

General and administrative expense: corporate and other increased by approximately $635,000, or 5.6%, to $11.9 million in 2024 from $11.2 million in 2023. The increase was primarily due to higher compensation expenses, partially offset by an increase in capitalized payroll.

General and administrative expense: third-party real estate services decreased by approximately $5.3 million, or 24.8%, to $16.1 million in 2024 from $21.4 million in 2023. The decrease was primarily due to lower compensation expenses and lower third-party reimbursable expenses.

Interest expense increased by approximately $7.4 million, or 26.4%, to $35.3 million in 2024 from $27.9 million in 2023. The increase in interest expense was primarily due to (i) a $5.1 million net increase due to higher outstanding debt, (ii) a $3.3 million decrease in capitalized interest as we placed The Grace and Reva into service and (iii) an $823,000 increase related to rising interest rates on variable rate mortgage loans. The increase in interest expense was partially offset by (iv) a $1.7 million decrease related to the mark-to-market associated with our non-designated derivatives primarily due to their maturity.

Loss on the sale of real estate of $5.4 million in 2024 was due to the sale of Fort Totten Square. Gain on the sale of real estate of $906,000 in 2023 was primarily due to the sale of Falkland Chase.

Impairment loss of $59.3 million in 2023 was related to 2101 L Street, 2100 Crystal Drive and a development parcel, which were written down to their estimated fair value.

Comparison of the Nine Months Ended September 30, 2024 to 2023

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the nine months ended September 30, 2024 compared to the same period in 2023:

	Nine Months Ended September 30,
	2024	2023	% Change

	(Dollars in thousands)
Property rental revenue	$348,521	$364,919	(4.5)%
Third-party real estate services revenue, including reimbursements	52,326	69,588	(24.8)%
Depreciation and amortization expense	158,211	152,914	3.5%
Property operating expense	110,791	109,112	1.5%
Real estate taxes expense	40,006	44,061	(9.2)%
General and administrative expense:
Corporate and other	43,855	42,462	3.3%
Third-party real estate services	57,065	67,333	(15.2)%
Interest expense	97,400	80,580	20.9%
Gain (loss) on the sale of real estate, net	(5,066)	41,606	(112.2)%
Impairment loss	18,236	59,307	(69.3)%

Property rental revenue decreased by approximately $16.4 million, or 4.5%, to $348.5 million in 2024 from $364.9 million in 2023. The decrease was primarily due to a $32.8 million decrease in revenue from our commercial assets, partially offset by an $11.9 million increase in other revenue and a $4.5 million increase in revenue from our multifamily assets. The decrease in revenue from our commercial assets was primarily due to a $10.7 million decrease related to 1800 South Bell Street and 2100 Crystal Drive, which were taken out of service during 2024, an $8.4 million decrease related to the Disposed Properties and lower occupancy across the portfolio. The increase in other revenue was primarily due to $10.4 million in lease termination revenue. The increase in revenue from our multifamily assets was primarily due to a $4.9 million increase related to The Grace and Reva, and higher rents and lower concessions across the portfolio, partially offset by an $8.1 million decrease related to the Disposed Properties.

Third-party real estate services revenue, including reimbursements, decreased by approximately $17.3 million, or 24.8%, to $52.3 million in 2024 from $69.6 million in 2023. The decrease was primarily due to an $8.1 million decrease in development fees related to the timing of development projects, a $6.0 million decrease in reimbursement revenue and a $2.6 million decrease in property management fees.

Depreciation and amortization expense increased by approximately $5.3 million, or 3.5%, to $158.2 million in 2024 from $152.9 million in 2023. The increase was primarily due to (i) an $11.1 million increase related to The Grace and Reva, (ii) a $6.9 million increase related to 2100 Crystal Drive due to the acceleration of depreciation of certain assets as the building was taken out of service in the second quarter of 2024, (iii) a $2.7 million increase related to various National Landing assets primarily due to placing Water Park and Surreal into service and (iv) a $2.1 million increase related to Crystal City Shops at 2100 due to the acceleration of depreciation. The increase in depreciation and amortization expense was partially offset by (v) a $6.5 million decrease related to the Disposed Properties, (vi) a $6.5 million decrease related to 1800 South Bell Street, which was taken out of service during the first quarter of 2024 and (vii) a $3.3 million decrease related to 8001 Woodmont due to the amortization of acquired in-place lease intangibles in 2023.

Property operating expense increased by approximately $1.7 million, or 1.5%, to $110.8 million in 2024 to $109.1 million in 2023. The increase was primarily due to a $3.4 million increase in other property operating expense and a $1.5 million increase in property operating expense from our multifamily assets, partially offset by a $3.3 million decrease in property operating expense from our commercial assets. The increase in other property operating expense was primarily due to a $3.0 million increase in insurance claims covered by our captive insurance subsidiary. The increase in property operating expense from our multifamily assets was primarily due to a $3.8 million increase related to The Grace and Reva, and higher operating expenses due to higher compensation expenses across the portfolio, partially offset by a $2.3 million decrease related to the Disposed Properties. The decrease in property operating expense from our commercial assets was primarily due to a $2.5 million decrease related to the Disposed Properties, a $1.9 million decrease related to 1800 South Bell Street and 2100 Crystal Drive, which were taken out of service during 2024, and lower operating expenses due to lower repair and maintenance expenses and marketing expenses across the portfolio, partially offset by a $2.4 million increase in expenses related to 1550 Crystal Drive due to the phasing in of Water Park.

Real estate taxes expense decreased by approximately $4.1 million, or 9.2%, to $40.0 million in 2024 from $44.1 million in 2023. The decrease was primarily due to (i) a $2.3 million decrease related to the Disposed Properties, (ii) a $1.6 million real estate tax refund as a result of successful appeals related to 2101 L Street and (iii) lower assessments across the portfolio, partially offset by (iv) a $2.2 million increase related to The Grace and Reva.

General and administrative expense: corporate and other increased by approximately $1.4 million, or 3.3%, to $43.9 million in 2024 from $42.5 million in 2023. The increase was primarily due to a decrease in capitalized payroll and higher compensation expenses.

General and administrative expense: third-party real estate services decreased by approximately $10.3 million, or 15.2%, to $57.1 million in 2024 from $67.3 million in 2023. The decrease was primarily due to lower third-party reimbursable expenses and lower compensation expenses.

Interest expense increased by approximately $16.8 million, or 20.9%, to $97.4 million in 2024 from $80.6 million in 2023. The increase in interest expense was primarily due to (i) a $17.0 million net increase due to higher outstanding debt, (ii) a $6.8 million increase related to rising interest rates on variable rate mortgage loans and (iii) a $6.7 million decrease in capitalized interest as we placed The Grace and Reva into service. The increase in interest expense was partially offset by (iv) a $7.3 million decrease related to the mark-to-market associated with our non-designated derivatives primarily due to their maturity, (v) a $4.9 million decrease related to mortgage loans collateralized by 800 North Glebe Road, 2121 Crystal Drive, Falkland Chase, 201 12th Street S., 200 12th Street S. and 251 18th Street S., which were repaid during 2023 and 2024, and (vi) a $2.1 million decrease related to the Disposed Properties, excluding Falkland Chase.

Loss on the sale of real estate of $5.1 million in 2024 was primarily due to the sale of North End Retail and Fort Totten Square, partially offset by the recognition of previously recorded contingent liabilities, which were relieved in connection with the sale of Central Place Tower by one of our unconsolidated real estate ventures. Gain on the sale of real estate of $41.6 million in 2023 was primarily due to the sale of 4747 Bethesda Avenue and Falkland Chase.

Impairment loss of $18.2 million in 2024 was related to two development parcels, which were written down to their estimated fair value. Impairment loss of $59.3 million in 2023 was related to 2101 L Street, 2100 Crystal Drive and a development parcel, which were written down to their estimated fair value.

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

The following is the reconciliation of net loss attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Net loss attributable to common shareholders	$(26,980)	$(58,007)	$(83,629)	$(47,381)
Net loss attributable to redeemable noncontrolling interests	(4,365)	(7,926)	(12,353)	(5,961)
Net income (loss) attributable to noncontrolling interests	36	(168)	(10,931)	(703)
Net loss	(31,309)	(66,101)	(106,913)	(54,045)
(Gain) loss on the sale of real estate, net of tax	5,352	(906)	3,854	(41,606)
Gain on the sale of unconsolidated real estate assets	—	(641)	(480)	(641)
Real estate depreciation and amortization	48,385	48,568	153,203	147,681
Real estate impairment loss	—	59,307	—	59,307
Impairment related to unconsolidated real estate ventures (1)	—	3,319	—	3,319
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	796	2,984	3,086	8,855
FFO attributable to noncontrolling interests	—	168	—	703
FFO attributable to common limited partnership units ("OP Units")	23,224	46,698	52,750	123,573
FFO attributable to redeemable noncontrolling interests	(3,725)	(6,600)	(8,238)	(17,050)
FFO attributable to common shareholders	$19,499	$40,098	$44,512	$106,523

(1)	Related to decreases in the value of the underlying real estate assets.

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

Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes disposed properties or properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. During the three months ended September 30, 2024, our same store pool decreased to 39 properties from 40 properties due to the sale of Fort Totten Square. During the nine months ended September 30, 2024, our same store pool decreased to 39 properties from 42 properties due to (i) the sale of North End Retail, Fort Totten Square and Central Place Tower, (ii) the exclusion of 1800 South Bell Street and 2100 Crystal Drive, which were taken out of service, and (iii) the inclusion of 8001 Woodmont and 1831/1861 Wiehle Avenue as they were in service for the entirety of the comparable periods. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under-construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same store NOI increased $331,000, or 0.5%, to $68.6 million for the three months ended September 30, 2024 from $68.3 million for the same period in 2023. The increase for the three months ended September 30, 2024 was substantially attributable to (i) higher rents and occupancy and lower concessions, partially offset by higher operating expenses in our multifamily portfolio, and (ii) lower occupancy and recovery revenue in our commercial portfolio, partially offset by lower real estate taxes. Same store NOI increased $8.5 million, or 4.2%, to $211.6 million for the nine months ended September 30, 2024 from $203.1 million for the same period in 2023. The increase for the nine months ended September 30, 2024 was substantially attributable to (i) higher rents and occupancy and lower concessions, partially offset by higher operating expenses in our multifamily portfolio, and (ii) lower real estate taxes and non-reimbursable operating expenses, partially offset by lower occupancy in our commercial portfolio.

The following is the reconciliation of net loss attributable to common shareholders to NOI and same store NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Net loss attributable to common shareholders	$(26,980)	$(58,007)	$(83,629)	$(47,381)
Net loss attributable to redeemable noncontrolling interests	(4,365)	(7,926)	(12,353)	(5,961)
Net income (loss) attributable to noncontrolling interests	36	(168)	(10,931)	(703)
Net loss	(31,309)	(66,101)	(106,913)	(54,045)
Add:
Depreciation and amortization expense	50,050	50,265	158,211	152,914
General and administrative expense:
Corporate and other	11,881	11,246	43,855	42,462
Third-party real estate services	16,088	21,405	57,065	67,333
Share-based compensation related to Formation Transaction and special equity awards	—	46	—	397
Transaction and other costs	667	1,830	3,005	7,794
Interest expense	35,267	27,903	97,400	80,580
(Gain) loss on the extinguishment of debt	(43)	—	(43)	450
Impairment loss	—	59,307	18,236	59,307
Income tax expense (benefit)	831	77	(40)	672
Less:
Third-party real estate services, including reimbursements revenue	17,061	23,942	52,326	69,588
Other revenue	2,827	2,704	16,216	8,276
Income (loss) from unconsolidated real estate ventures, net	(745)	(2,263)	4	(1,320)
Interest and other income, net	4,573	7,774	10,105	14,132
Gain (loss) on the sale of real estate, net	(5,352)	906	(5,066)	41,606
Consolidated NOI	65,068	72,915	197,191	225,582
NOI attributable to unconsolidated real estate ventures at our share	1,292	5,374	5,506	14,977
Non-cash rent adjustments (1)	(3,817)	(5,226)	(7,756)	(19,914)
Other adjustments (2)	5,793	5,803	16,486	17,820
Total adjustments	3,268	5,951	14,236	12,883
NOI	68,336	78,866	211,427	238,465
Less: out-of-service NOI loss (3)	(2,261)	(995)	(7,632)	(2,606)
Operating Portfolio NOI	70,597	79,861	219,059	241,071
Non-same store NOI (4)	2,012	11,607	7,466	37,961
Same store NOI (5)	$68,585	$68,254	$211,593	$203,110

Change in same store NOI	0.5%		4.2%
Number of properties in same store pool	39		39
(1)	Adjustment to exclude straight-line rent, above/below market lease amortization and lease incentive amortization.
(2)	Adjustment to include other revenue and payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue and related party management fees.
(3)	Includes the results of our under-construction assets and assets in the development pipeline.
(4)	Includes the results of properties that were not in-service for the entirety of both periods being compared, including disposed properties, and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(5)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Property management fees	$4,065	$4,910	$12,312	$14,879
Asset management fees	1,139	1,155	3,305	3,513
Development fees	324	4,296	981	9,038
Leasing fees	1,001	1,036	3,326	3,648
Construction management fees	343	266	903	909
Other service revenue	1,601	1,399	3,966	4,045
Third-party real estate services revenue, excluding reimbursements	8,473	13,062	24,793	36,032
Reimbursement revenue (1)	8,588	10,880	27,533	33,556
Third-party real estate services revenue, including reimbursements	17,061	23,942	52,326	69,588
Third-party real estate services expenses	16,088	21,405	57,065	67,333
Third-party real estate services revenue less expenses	$973	$2,537	$(4,739)	$2,255
(1)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.

See discussion of third-party real estate services revenue, including reimbursements, and third-party real estate services expenses for the three and nine months ended September 30, 2024 in the preceding pages under "Results of Operations."

Consistent with internal reporting presented to our CODM and our definition of NOI, the third-party asset management and real estate services operating results are excluded from the NOI data below. Property revenue is calculated as property rental revenue plus parking revenue. Property expense is calculated as property operating expenses plus real estate taxes. Consolidated NOI is calculated as property revenue less property expense. See Note 16 to the financial statements for the reconciliation of net loss attributable to common shareholders to consolidated NOI for the three and nine months ended September 30, 2024 and 2023.

The following is a summary of NOI by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Property revenue: (1)
Multifamily	$54,895	$52,709	$159,944	$155,581
Commercial	57,840	68,250	178,507	213,052
Other (2)	3,403	3,957	9,537	10,122
Total property revenue	116,138	124,916	347,988	378,755

Property expense: (3)
Multifamily	26,311	24,960	74,906	72,065
Commercial	23,298	27,076	72,705	81,895
Other (2)	1,461	(35)	3,186	(787)
Total property expense	51,070	52,001	150,797	153,173

Consolidated NOI:
Multifamily	28,584	27,749	85,038	83,516
Commercial	34,542	41,174	105,802	131,157
Other (2)	1,942	3,992	6,351	10,909
Consolidated NOI	$65,068	$72,915	$197,191	$225,582
(1)	Includes property rental revenue and parking revenue.
(2)	Includes activity related to development assets, corporate entities, land assets for which we are the ground lessor and the elimination of inter-segment activity.
(3)	Includes property operating expenses and real estate taxes.

Comparison of the Three Months Ended September 30, 2024 to 2023

Multifamily: Property revenue increased by $2.2 million, or 4.1%, to $54.9 million in 2024 from $52.7 million in 2023. Consolidated NOI increased by $835,000, or 3.0%, to $28.6 million in 2024 from $27.7 million in 2023. The increases in property revenue and consolidated NOI were primarily due to The Grace and Reva, which we began leasing during the first quarter of 2024, and higher rents and lower concessions across the portfolio, partially offset by a decrease related to the Disposed Properties.

Commercial: Property revenue decreased by $10.4 million, or 15.3%, to $57.8 million in 2024 from $68.3 million in 2023. Consolidated NOI decreased by $6.6 million, or 16.1%, to $34.5 million in 2024 from $41.2 million in 2023. The decreases in property revenue and consolidated NOI were primarily due to 1800 South Bell Street and 2100 Crystal Drive, which were taken out of service during 2024, the Disposed Properties, and lower occupancy across the portfolio.

Comparison of the Nine Months Ended September 30, 2024 to 2023

Multifamily: Property revenue increased by $4.4 million, or 2.8%, to $159.9 million in 2024 from $155.6 million in 2023. Consolidated NOI increased by $1.5 million, or 1.8%, to $85.0 million in 2024 from $83.5 million in 2023. The increases in property revenue and consolidated NOI were primarily due to The Grace and Reva, which we began leasing during the first quarter of 2024, and higher rents and lower concessions across the portfolio, partially offset by a decrease related to the Disposed Properties.

Commercial: Property revenue decreased by $34.5 million, or 16.2%, to $178.5 million in 2024 from $213.1 million in 2023. Consolidated NOI decreased by $25.4 million, or 19.3%, to $105.8 million in 2024 from $131.2 million in 2023. The decreases in property revenue and consolidated NOI were primarily due to the Disposed Properties, 1800 South Bell Street and 2100 Crystal Drive, which were taken out of service during 2024, and lower occupancy across the portfolio.

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

Mortgage Loans

The following is a summary of mortgage loans:

	Weighted Average
	Effective
	Interest Rate (1)	September 30, 2024	December 31, 2023

		(In thousands)
Variable rate (2)	6.12%	$724,317	$608,582
Fixed rate (3)	4.54%	1,104,606	1,189,643
Mortgage loans		1,828,923	1,798,225
Unamortized deferred financing costs and premium/discount, net		(12,767)	(15,211)
Mortgage loans, net		$1,816,156	$1,783,014
(1)	Weighted average effective interest rate as of September 30, 2024.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.56%, and the weighted average maturity date of the interest rate caps is in the fourth quarter of 2025. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of September 30, 2024, one-month term Secured Overnight Financing Rate ("SOFR") was 4.85%.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.

As of September 30, 2024 and December 31, 2023, the net carrying value of real estate collateralizing our mortgage loans totaled $2.1 billion and $2.2 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity.

In September 2024, we repaid the $83.3 million mortgage loan collateralized by 201 12th Street S., 200 12th Street S., and 251 18th Street S.

As of September 30, 2024 and December 31, 2023, we had various interest rate swap and cap agreements on certain mortgage loans with an aggregate notional value of $1.7 billion. See Note 15 to the financial statements for additional information.

Revolving Credit Facility and Term Loans

As of September 30, 2024, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2026, as extended in September 2024, a $400.0 million term loan ("Tranche A-2 Term Loan") maturing in January 2028 and a $120.0 million term loan ("2023 Term Loan") maturing in June 2028. The revolving credit facility has two six-month extension options, and the Tranche A-1 Term Loan has one remaining one-year extension option.

The following is a summary of amounts outstanding under the revolving credit facility and term loans:

	Effective
	Interest Rate (1)	September 30, 2024	December 31, 2023

		(In thousands)
Revolving credit facility (2) (3)	6.46%	$90,000	$62,000

Tranche A-1 Term Loan (4)	5.34%	$200,000	$200,000
Tranche A-2 Term Loan (5)	4.20%	400,000	400,000
2023 Term Loan (6)	5.41%	120,000	120,000
Term loans		720,000	720,000
Unamortized deferred financing costs, net		(2,422)	(2,828)
Term loans, net		$717,578	$717,172
(1)	Effective interest rate as of September 30, 2024. The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(2)	As of September 30, 2024, daily SOFR was 4.96%. As of September 30, 2024 and December 31, 2023, letters of credit with an aggregate face amount of $15.7 million and $467,000 were outstanding under our revolving credit facility.
(3)	As of September 30, 2024 and December 31, 2023, excludes $8.0 million and $10.2 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our balance sheets.
(4)	As of September 30, 2024, the interest rate swaps fixed SOFR at a weighted average interest rate of 4.00% through the extended maturity date of January 2027.
(5)	As of September 30, 2024, the interest rate swaps fixed SOFR at a weighted average interest rate of 2.81% through the maturity date.
(6)	As of September 30, 2024, the interest rate swap fixed SOFR at an interest rate of 4.01% through the maturity date.

Common Shares Repurchased

Our Board of Trustees has authorized the repurchase of up to $1.5 billion of our outstanding common shares. During the three and nine months ended September 30, 2024, we repurchased and retired 3.1 million and 10.8 million common shares for $50.2 million and $168.3 million, a weighted average purchase price per share of $16.23 and $15.61. During the three and nine months ended September 30, 2023, we repurchased and retired 7.9 million and 18.4 million common shares for $120.8 million and $276.7 million, a weighted average purchase price per share of $15.24 and $14.98. Since we began the share repurchase program through September 30, 2024, we have repurchased and retired 56.6 million common shares for $1.1 billion, a weighted average purchase price per share of $19.88.

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

Material Cash Requirements

Our material cash requirements for the next 12 months and beyond are to fund:

●	normal recurring expenses;
●	debt service and principal repayment obligations, including balloon payments on maturing mortgage loans — As of September 30, 2024, we had a $120.9 million non-recourse mortgage loan scheduled to mature in November 2024. In 2025, we have maturities totaling $340.7 million ($307.7 million related to our consolidated entities and $33.0 million related to an unconsolidated real estate venture at our share);
●	capital expenditures, including major renovations, tenant improvements and leasing costs — As of September 30, 2024, we had committed tenant-related obligations totaling $43.3 million ($43.2 million related to our consolidated entities and $126,000 related to our unconsolidated real estate ventures at our share);
●	development expenditures — As of September 30, 2024, we had an asset under construction that, based on our current plans and estimates, requires an additional $51.1 million to complete, which we anticipate will be primarily expended over the next year;

●	dividends to shareholders and distributions to holders of OP Units and LTIP Units — On October 24, 2024, our Board of Trustees declared a quarterly dividend of $0.175 per common share;
●	possible common share repurchases; and
●	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests.

We expect to satisfy these needs using one or more of the following:

●	cash and cash equivalents — As of September 30, 2024, we had cash and cash equivalents of $137.0 million;
●	cash flows from operations;
●	distributions from real estate ventures;
●	borrowing capacity under our revolving credit facility — As of September 30, 2024, we had $644.3 million of availability under our revolving credit facility;
●	proceeds from financings, asset sales and recapitalizations; and
●	proceeds from the issuance of securities.

During the nine months ended September 30, 2024, there were no significant changes to the material cash requirements information presented in Item 7 of Part II of our Annual Report.

See additional information in the following pages under "Commitments and Contingencies."

Summary of Cash Flows

The following summary discussion of our cash flows is based on our statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Nine Months Ended September 30,
	2024	2023

	(In thousands)
Net cash provided by operating activities	$87,190	$114,893
Net cash provided by (used in) investing activities	82,417	(123,240)
Net cash used in financing activities	(199,904)	(96,947)

Cash Flows for the Nine Months Ended September 30, 2024

Cash and cash equivalents, and restricted cash decreased $30.3 million to $170.1 million as of September 30, 2024, compared to $200.4 million as of December 31, 2023. This decrease resulted from $199.9 million of net cash used in financing activities, partially offset by $87.2 million of net cash provided by operating activities and $82.4 million of net cash provided by investing activities. Our outstanding debt was $2.6 billion as of September 30, 2024 and December 31, 2023.

Net cash provided by operating activities of $87.2 million comprised: (i) $99.3 million of net income (before $201.2 million of non-cash items and a $5.1 million loss on the sale of real estate), (ii) $1.7 million of return on capital from unconsolidated real estate ventures and (iii) $13.8 million of net change in operating assets and liabilities. Non-cash income adjustments of $201.2 million primarily include depreciation and amortization expense, share-based compensation expense, impairment loss, deferred rent and amortization of lease incentives.

Net cash provided by investing activities of $82.4 million primarily comprised: (i) $163.9 million of distributions of capital from unconsolidated real estate ventures and other investments primarily related to the sale of Central Place Tower by one of our unconsolidated real estate ventures, and (ii) $97.0 million of proceeds from the sale of real estate, partially offset by (iii) $172.1 million of development costs, construction in progress and real estate additions.

Net cash used in financing activities of $199.9 million primarily comprised: (i) $195.0 million of repayments on the revolving credit facility, (ii) $168.4 million of common shares repurchased, (iii) $85.7 million of repayments of mortgage loans, (iv) $47.2 million of dividends paid to common shareholders, (v) $26.6 million paid for the acquisition of noncontrolling interests and (vi) $8.7 million of distributions to our redeemable noncontrolling interests, partially offset by (vii) $223.0 million of borrowings under the revolving credit facility and (viii) $112.6 million of borrowings under mortgage loans.

Unconsolidated Real Estate Ventures

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of September 30, 2024, we had investments in unconsolidated real estate ventures totaling $100.7 million. For these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.

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

As of September 30, 2024, we had additional capital commitments and certain recorded guarantees to our unconsolidated real estate ventures and other investments totaling $57.4 million. As of September 30, 2024, we had no debt principal payment guarantees related to our unconsolidated real estate ventures.

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

Construction Commitments

As of September 30, 2024, we had an asset under construction that, based on our current plans and estimates, requires an additional $51.1 million to complete, which we anticipate will be primarily expended over the next year. These capital expenditures are generally due as the work is performed, and we expect to finance them with debt proceeds.

Legal Proceedings

In November 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia alleging violations of its antitrust laws by RealPage, Inc., a seller of revenue management software products, and a number of large apartment community owners and operators, including JBG Associates, L.L.C., one of our subsidiaries. The lawsuit alleges collusion among the defendants to illegally fix and inflate the pricing of multifamily rents and seeks monetary damages, attorneys’ fees and costs, and injunctive relief. We believe there are defenses, both factual and legal, to the allegations in this proceeding, and we plan to vigorously defend the litigation. At this stage in the proceeding, it is not possible to predict any outcome or estimate the amount of loss, if any, which could be associated with any adverse decision. While we do not believe that these proceedings will have a material adverse effect on our financial condition, we cannot give assurance that the proceedings will not have a material effect on our results of operations or cash flows in the event of a negative outcome.

There are various other legal actions against us in the ordinary course of business. In our opinion, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

Other

As of September 30, 2024, we had committed tenant-related obligations totaling $43.3 million ($43.2 million related to our consolidated entities and $126,000 related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

With respect to borrowings of our consolidated entities, we may agree to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion of development projects. As of September 30, 2024, we had no debt principal payment guarantees related to our consolidated real estate assets.

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

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 17 to the financial statements, environmental liabilities totaled $17.5 million and $17.6 million as of September 30, 2024 and December 31, 2023, and are included in "Other liabilities, net" in our balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following is a summary of our annual exposure to a change in interest rates:

	September 30, 2024			December 31, 2023
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgage loans:
Variable rate (1)	$724,317	6.12%	$1,445	$608,582	6.25%
Fixed rate (2)	1,104,606	4.54%	—	1,189,643	4.78%
	$1,828,923		$1,445	$1,798,225
Revolving credit facility and term loans:
Revolving credit facility (3)	$90,000	6.46%	$913	$62,000	6.83%
Tranche A-1 Term Loan (4)	200,000	5.34%	—	200,000	2.70%
Tranche A-2 Term Loan (4)	400,000	4.20%	—	400,000	3.58%
2023 Term Loan (4)	120,000	5.41%	—	120,000	5.31%
	$810,000		$913	$782,000
Pro rata share of debt of unconsolidated real estate ventures (contractual balances):
Variable rate (1)	$35,000	5.73%	$—	$35,000	5.00%
Fixed rate (2)	33,000	4.13%	—	33,000	4.13%
	$68,000		$—	$68,000
(1)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.56%, and the weighted average maturity date of the interest rate caps is in the fourth quarter of 2025. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of September 30, 2024, one-month term SOFR was 4.85%. The impact of these interest rate caps is reflected in our calculation of the annual effect of a 1% change in base rates.
(2)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(3)	As of September 30, 2024, daily SOFR was 4.96%. The interest rate for our revolving credit facility excludes a 0.15% facility fee.
(4)	As of September 30, 2024, the outstanding balance was fixed by interest rate swap agreements. As of September 30, 2024, the interest rate swaps fix SOFR at a weighted average interest rate of 4.00% for the Tranche A-1 Term Loan, 2.81% for the Tranche A-2 Term Loan and 4.01% for the 2023 Term Loan. See Note 7 to the financial statements for additional information.

The fair value of our mortgage loans is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of September 30, 2024 and December 31, 2023, the estimated fair value of our consolidated debt was $2.6 billion and $2.5 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

Hedging Activities

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments.

Derivative Financial Instruments Designated as Effective Hedges

Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are cash flow hedges that are designated as effective hedges, and are carried at their estimated fair value on a recurring basis. We assess the effectiveness of our hedges both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in "Accumulated other comprehensive income (loss)" in our balance sheets and is subsequently reclassified into "Interest expense" in our statements of operations in the period that the hedged forecasted transactions affect earnings. Our hedges become less than perfectly effective if the critical terms of the hedging instrument and the forecasted transactions do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and interest rates. In addition, we evaluate the default risk of the counterparty by monitoring the creditworthiness of the counterparty. While management believes its judgments are reasonable, a change in a derivative's effectiveness as a hedge could materially affect expenses, net loss and equity.

As of September 30, 2024 and December 31, 2023, we had interest rate swap and cap agreements with an aggregate notional value of $2.2 billion, which were designated as effective hedges. The fair value of our interest rate swaps and caps designated as effective hedges primarily consisted of assets totaling $15.9 million and $35.6 million as of September 30, 2024 and December 31, 2023, included in "Other assets, net" in our balance sheets, and liabilities totaling $10.6 million and $7.9 million as of September 30, 2024 and December 31, 2023, included in "Other liabilities, net" in our balance sheets.

Non-Designated Derivatives

Certain derivative financial instruments, consisting of interest rate cap agreements, do not meet the accounting requirements to be classified as hedging instruments. These derivatives are carried at their estimated fair value on a recurring basis with realized and unrealized gains (losses) recorded in "Interest expense" in our statements of operations. As of September 30, 2024 and December 31, 2023, we had various interest rate cap agreements with an aggregate notional value of $167.5 million and $642.7 million, which were non-designated derivatives. The fair value of our interest rate cap agreements which were non-designated derivatives consisted of assets totaling $3.1 million and $6.7 million as of September 30, 2024 and December 31, 2023, included in "Other assets, net" in our balance sheets, and liabilities totaling $3.1 million and $6.5 million as of September 30, 2024 and December 31, 2023, included in "Other liabilities, net" in our balance sheets.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, involved in legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of equity securities by the issuer and affiliated purchasers:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under the Plan Or Programs
July 1, 2024 - July 31, 2024	897,531	$15.55	897,531	$409,097,450
August 1, 2024 - August 31, 2024	2,135,841	16.48	2,135,841	373,862,065
September 1, 2024 - September 30, 2024	55,952	17.85	55,952	372,862,091
Total for the three months ended September 30, 2024	3,089,324	16.23	3,089,324
Total for the nine months ended September 30, 2024	10,773,500	15.61	10,773,500
Program total since inception in March 2020	56,647,503	19.88	56,647,503

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Kevin ("Kai") Reynolds Retirement Agreement

On October 24, 2024, Mr. Reynolds elected to retire from his position as Chief Development Officer of JBG SMITH, effective as of December 31, 2024 (the "Retirement Date"). Additionally, on October 24, 2024, Mr. Reynolds and JBG SMITH entered into a Retirement and Consulting Agreement (the "Retirement Agreement"), pursuant to which, following the Retirement Date, Mr. Reynolds will continue as a consultant of JBG SMITH until the earlier of June 30, 2025 and the date on which the Retirement Agreement is terminated in accordance with its terms (the "Consulting Term").

During the Consulting Term, Mr. Reynolds will be entitled to a consulting fee of $41,667 per month and the provision of consulting services during the Consulting Term will serve as the remainder of Mr. Reynold's retirement notice period under certain of his outstanding equity award agreements, such that the retirement provisions of such awards will take effect on

April 24, 2025. Pursuant to the terms of the Retirement Agreement, and subject to Mr. Reynolds’s execution and non-revocation of a release agreement at the commencement of the Consulting Term, Mr. Reynolds will receive an annual bonus determined based on JBG SMITH’s actual 2024 performance as determined by the Compensation Committee of the Board of Trustees of JBG SMITH, paid at the time bonuses are paid to similarly situated employees of JBG SMITH. Mr. Reynolds will also receive health care continuation for 18 months. Subject to Mr. Reynolds’s execution and non-revocation of an additional release agreement at the end of the Consulting Term, notwithstanding the terms of the Formation Units in JBG SMITH LP granted to Mr. Reynolds on July 18, 2017, such Formation Units will remain convertible into LTIP Units of JBG SMITH LP in accordance with the terms of such Formation Units until the tenth anniversary of their grant date.

Receipt of the foregoing benefits is contingent upon Mr. Reynolds satisfying certain customary conditions as required by each of (i) the Second Amended and Restated Employment Agreement entered into by JBG SMITH and Mr. Reynolds dated as of February 8, 2021, as further amended by the First Amendment dated as of February 14, 2024 and (ii) the Retirement Agreement. Following his separation, Mr. Reynolds will continue to be subject to certain restrictive covenants, including non-competition and non-solicitation covenants.

Pursuant to the terms of the Retirement Agreement, JBG SMITH may terminate the Retirement Agreement for cause and Mr. Reynolds may terminate the Retirement Agreement for any reason or no reason. The foregoing description of the Retirement Agreement is a summary only and is qualified in its entirety by reference to its full text, a copy of which is attached hereto as Exhibit 10.1.

Trading Arrangements

During the three months ended September 30, 2024, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6. EXHIBITS

(a) Exhibit Index

Exhibits	Description
3.1	Declaration of Trust of JBG SMITH Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 21, 2017).
3.2	Articles Supplementary to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 6, 2018).
3.3	Articles of Amendment to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed on May 3, 2018).
3.4	Second Amended and Restated Bylaws of JBG SMITH Properties, effective August 3, 2023 (incorporated by reference to Exhibit 3.4 in our Current Report on Form 10-Q, filed on August 8, 2023).
10.1†**	Retirement and Consulting Agreement, dated as of October 24, 2024, by and between JBG SMITH Properties and Kevin Reynolds.
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
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

JBG SMITH Properties

Date:	October 29, 2024	/s/ M. Moina Banerjee
M. Moina Banerjee
Chief Financial Officer
(Principal Financial Officer)

JBG SMITH Properties

Date:	October 29, 2024	/s/ Angela Valdes
Angela Valdes
Chief Accounting Officer
(Principal Accounting Officer)