Form 10-K
period 2024-12-31
JBG SMITH Properties
filed 2025-02-18
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of February 14, 2025, JBG SMITH Properties had 82,454,040 common shares outstanding.

As of June 30, 2024, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $1.3 billion based on the June 30, 2024 closing share price of $15.23 per share on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from certain portions of the registrant's definitive proxy statement for its 2025 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

JBG SMITH PROPERTIES

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2024

DEFINITIONS

Defined terms used in this Annual Report on Form 10-K:

"2000/2001 South Bell Street" refers to 2000 South Bell Street and 2001 South Bell Street, an under-construction multifamily asset.

"2023 Term Loan" refers to the $120.0 million term loan maturing in June 2028.

"ADA" means the Americans with Disabilities Act.

"Amazon" refers to Amazon.com, Inc.

"Annualized rent" means: (i) for multifamily assets, or the multifamily component of a mixed-use asset, the in-place monthly base rent before free rent as of December 31, 2024, multiplied by 12, and (ii) for commercial assets, or the retail component of a mixed-use asset, the in-place monthly base rent before free rent, plus tenant reimbursements as of December 31, 2024, multiplied by 12. Annualized rent excludes rent from leases that have been signed but the tenant has not yet taken occupancy (not yet included in percent occupied metrics) and percentage rent.

"At JBG SMITH Share" and "Our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our 10.0% subordinated interest in one commercial building and our 33.5% subordinated interest in four commercial buildings, as well as the associated non-recourse mortgage loans, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures and we have not guaranteed their obligations or otherwise committed to providing financial support.

"BOMA" means Building Owners and Managers Association International.

"CBRS" means the Citizens Broadband Radio Service.

"CIRP" means cybersecurity incident response plan.

"Code" refers to the Internal Revenue Code of 1986, as amended.

"Combination" refers to our acquisition of the management business and certain assets and liabilities of JBG.

"Development pipeline" refers to assets that have the potential to commence construction subject to receipt of full entitlements, completion of design and/or market conditions where we (i) own land or control the land through a ground lease or (ii) are under a long-term conditional contract to purchase, or enter into, a leasehold interest with respect to land.

"Estimated potential development density" reflects management's estimate of developable gross square feet based on our current business plans with respect to real estate owned or controlled as of December 31, 2024. Our current business plans may contemplate development of less than the maximum potential development density for individual assets. As market conditions change, our business plans, and therefore, the estimated potential development density, could change accordingly. Given timing, zoning requirements and other factors, we make no assurance that estimated potential development density amounts will become actual density to the extent we complete development of assets for which we have made such estimates.

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

"In-service" refers to multifamily or commercial operating assets that are at or above 90% leased or have been operating and collecting rent for more than 12 months as of December 31, 2024.

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

"MGCL" means the Maryland General Corporation Law.

"Nareit" means the National Association of Real Estate Investment Trusts.

"NAV" refers to net asset value.

"NOI", "Same Store NOI" means net operating income, a non-GAAP financial measure management uses to assess an asset's performance.

The most directly comparable GAAP measure is net income (loss) attributable to common shareholders. We use NOI internally as a performance measure and believe NOI and same store NOI provide useful information to investors regarding our financial condition and results of operations because it reflects only property related revenue (which includes base rent, tenant reimbursements and other operating revenue, net of free rent and payments associated with assumed lease liabilities) less operating expenses and ground rent for operating leases, if applicable. NOI and same store NOI exclude deferred rent, commercial lease termination revenue, related party management fees, interest expense, and certain other non-cash adjustments, including the accretion of acquired below-market leases and the amortization of acquired above-market leases and below-market ground lease intangibles. Management uses NOI, which includes our proportionate share of revenue and expenses attributable to real estate ventures, as a supplemental performance measure and believes it provides useful information to investors because it reflects only those revenue and expense items that are incurred at the asset level, excluding non-cash items. In addition, NOI is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. However, because NOI excludes depreciation and amortization expense and captures neither the changes in the value of our assets that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our assets, all of which have real economic effect and could materially impact the financial performance of our assets, the utility of NOI as a measure of the operating performance of our assets is limited. NOI presented by us may not be comparable to NOI reported by other REITs that define these measures differently. We believe that to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income (loss) attributable to common shareholders as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income (loss) attributable to common shareholders as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.

"NYSE" means the New York Stock Exchange.

"Non-same store" refers to all operating assets excluded from the same store pool.

"OP Units" refers to JBG SMITH LP common limited partnership units.

"Percent leased" is based on leases signed as of December 31, 2024, and is calculated as total rentable square feet less rentable square feet available for lease divided by total rentable square feet expressed as a percentage. Out-of-service square feet are excluded from this calculation.

"Percent occupied" is based on occupied rentable square feet/units as of December 31, 2024, and is calculated as: (i) for multifamily space, total units less unoccupied units divided by total units, expressed as a percentage, and (ii) for office and retail space, total rentable square feet less unoccupied square feet divided by total rentable square feet. Out-of-service square feet and units are excluded from this calculation.

"QRS" means qualified real estate investment trust subsidiaries.

"REC" means renewable energy credit.

"Recently Delivered" refers to multifamily and commercial assets that are below 90% leased and have been delivered within the 12 months ended December 31, 2024.

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

"Separation Agreement" refers to the Separation and Distribution Agreement.

"Signed but not yet commenced leases" means leases that, as of December 31, 2024, have been executed but for which rent has not commenced.

"SOC" means systems and organization controls.

"SOFR" means the Secured Overnight Financing Rate.

"Square feet" ("SF") refers to the area that can be rented to tenants, defined as: (i) for multifamily assets, management's estimate of approximate rentable square feet, (ii) for commercial assets, rentable square footage defined in the current lease and for vacant space the rentable square footage defined in the previous lease for that space, (iii) for under-construction assets, management's estimate of approximate rentable square feet based on current design plans as of December 31, 2024, and (iv) for assets in the development pipeline, management's estimate of developable gross square feet based on current business plans with respect to real estate owned or controlled as of December 31, 2024.

"STEM" means science, technology, engineering and mathematics.

"TCFD" means Task Force on Climate-Related Financial Disclosures.

"TIN" means taxpayer identification number.

"TMP" means taxable mortgage pool.

"Total annualized estimated rent" represents contractual monthly base rent before free rent, plus estimated tenant reimbursements for the month in which the lease is expected to commence, multiplied by 12.

"Tranche A-1 Term Loan" refers to our $200.0 million term loan maturing in January 2026, as extended.

"Tranche A-2 Term Loan" refers to our $400.0 million term loan maturing in January 2028.

"Transaction and other costs" include costs related to completed, potential and pursued transactions, demolition costs, and severance and other costs.

"TRS" refers to taxable REIT subsidiaries.

"Under-construction" refers to assets that were under construction during the three months ended December 31, 2024.

"Vornado" means Vornado Realty Trust, a Maryland real estate investment trust.

"WHI" means the Washington Housing Initiative.

"WHI Impact Pool" is an investment vehicle managed by JBG SMITH on behalf of third-party investors that invests in affordable workforce housing.

PART I

ITEM 1. BUSINESS

The Company

JBG SMITH, a Maryland real estate investment trust, owns, operates and develops mixed-use properties concentrated in amenity-rich, Metro-served submarkets in and around Washington, D.C., most notably National Landing, that we believe have long-term growth potential and appeal to residential, office and retail tenants. Through an intense focus on placemaking, JBG SMITH cultivates vibrant, highly amenitized, walkable neighborhoods throughout the Washington, D.C. metropolitan area. Approximately 75.0% of our holdings are in the National Landing submarket in Northern Virginia, which is anchored by four key demand drivers: Amazon's headquarters; Virginia Tech's $1 billion Innovation Campus; proximity to the Pentagon; and our placemaking initiatives and public infrastructure improvements. In addition, our third-party asset management and real estate services business provides fee-based real estate services.

Substantially all our assets are held by, and our operations are conducted through, JBG SMITH LP. As of December 31, 2024, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 86.0% of its OP Units, after giving effect to the conversion of certain vested LTIP Units that are convertible into OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms.

As of December 31, 2024, our Operating Portfolio consisted of 38 operating assets comprising 16 multifamily assets totaling 6,781 units (6,781 units at our share), 20 commercial assets totaling 6.7 million square feet (6.3 million square feet at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have one under-construction multifamily asset with 775 units (775 units at our share) and 19 assets in our development pipeline totaling 11.0 million square feet (8.9 million square feet at our share) of estimated potential development density. We present combined portfolio operating data that aggregate assets we consolidate in our consolidated financial statements and assets in which we own an interest, but do not consolidate in our financial results. For additional information regarding our assets, see Item 2 "Properties."

Certain terms used throughout this Annual Report on Form 10-K are defined under "Definitions" starting on page 3.

Our Strategy

We own and operate urban mixed-use properties concentrated in amenity-rich, Metro-served submarkets in and around Washington, D.C., most notably National Landing, that we believe have long-term growth potential and appeal to residential, office and retail tenants. We have significant expertise with multifamily, office and retail assets. We believe that we are known for our creative deal-making and capital allocation skills and for our development and value creation expertise. Since the Formation Transaction, we have consistently focused our capital allocation strategy on maximizing long-term NAV per share growth, and will continue to do so. We intend to continue to opportunistically sell or recapitalize assets (which may be multifamily, commercial, and/or retail assets) as well as land sites where a ground lease or joint venture execution may represent the most attractive path to maximizing value. As long as we believe our share price does not reflect the underlying, intrinsic value of our business, as we do now, we expect to continue repurchasing shares through our share repurchase plan (which has a capacity of approximately $838 million as of February 14, 2025) and to fund such repurchases through such assets sales or recapitalizations. In a climate where office assets are near cyclical lows with limited liquidity, we intend in the near term to focus on sourcing liquidity from multifamily assets, specifically our multifamily assets in Washington, D.C. where our holdings are less concentrated. Recycling these assets will also further advance our strategy to concentrate our portfolio in National Landing.

One of our approaches to value creation uses a series of complementary disciplines through a process we call "Placemaking." Placemaking involves strategically mixing high-quality multifamily and commercial buildings with anchor, specialty and neighborhood retail in a high density, thoughtfully planned and designed public space. Through this process, we create synergies, and thus value, across those varied uses leading to unique, amenity-rich, walkable neighborhoods that are desirable and enhance tenant and investor demand. We believe our Placemaking approach will increase occupancy and rental rates in our portfolio, in particular with respect to our concentrated and extensive land and operating asset holdings in National Landing. National Landing, situated in Northern Virginia directly across the Potomac River from Washington, D.C., is the interconnected and walkable neighborhood that encompasses Crystal City, the eastern portion of Pentagon City and the northern portion of Potomac Yard. We believe National Landing is one of the region's best-located urban mixed-use communities due to its central location with proximity to the Pentagon, Amazon’s headquarters, Virginia Tech’s Innovation Campus and Reagan National Airport, and its large base of existing offices, apartments and hotels.

We continue to implement our comprehensive plan to reposition our holdings in National Landing by executing a broad array of Placemaking strategies. Our Placemaking includes the delivery of new multifamily assets, the delivery of redeveloped and new office assets subject to demand therefor, amenity retail, and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. In keeping with our dedication to Placemaking, each new project is intended to contribute to an authentic and distinct neighborhood by creating a vibrant street environment with robust retail offerings and other amenities, including improved public spaces. To that end, we saw the delivery of two placemaking projects, Water Park and Surreal in 2023. In 2024, we delivered The Grace and Reva with 808 multifamily units and approximately 38,000 square feet of retail space, which were 68.6% leased as of December 31, 2024. We expect to deliver 2000/2001 South Bell Street, a 775-unit multifamily asset comprising two towers, Valen and The Zoe with ground floor retail, in 2025. Additionally, in 2024, we started construction on a new office amenity hub at 2011 Crystal Drive that, along with a repositioning of the asset itself, brings a large scale externally managed meeting and conference facility, two elevated food and beverage offerings, and an activated public lobby.

We developed two new office buildings for Amazon on Metropolitan Park in National Landing, totaling 2.1 million square feet, inclusive of approximately 50,000 square feet of street-level retail with new shops and restaurants, and Amazon took occupancy of its new headquarters in 2023. We are the property manager and retail leasing agent for Amazon's headquarters at National Landing. As of December 31, 2024, we have leases with Amazon totaling approximately 357,000 square feet in two office buildings in National Landing.

In connection with Amazon's headquarters in National Landing, the Commonwealth of Virginia agreed to provide tax incentives to Amazon to create a minimum of 25,000 new full-time jobs and potentially 37,850 full-time jobs in National Landing with average annual wage targets for each calendar year, starting with $150,000 in 2019, and escalating 1.5% per year. As of April 2024, Amazon had created approximately 8,000 new full-time jobs in National Landing. We, alongside Amazon, Virginia Tech, and federal, state, and local governments plan to invest over $12.0 billion, including infrastructure investments, that will directly benefit National Landing. The infrastructure investments include: a Metro station (Potomac Yard) that opened in 2023, a new Metro entrance (Crystal Drive) currently under construction, a pedestrian bridge to Reagan National Airport; a new commuter rail station located between two of our Crystal Drive office assets; lowering of elevated sections of U.S. Route 1 that currently divide parts of National Landing to create better multimodal access and walkability; funding for the Virginia Tech Innovation Campus; and Long Bridge, the planned two-track rail connection between Washington, D.C. and National Landing. In addition to these publicly-funded efforts, we have also deployed digital infrastructure enhancements such as a densified, high-capacity fiber grid and 5G small cells as well as provisions for a small “edge” data center should there be demand for one in the future.

We believe Virginia Tech's $1 billion Innovation Campus in National Landing is a powerful demand driver sitting adjacent to 1.3 million square feet of development density we own in National Landing and the Potomac Yard Metro station, all approximately one mile south of Amazon's headquarters. The campus is part of a 20-acre innovation district, of which the first phase encompasses approximately 1.6 million square feet of space, including four office towers and two residential buildings, with ground-level retail. In January 2025, the first building opened. At this campus, Virginia Tech intends to create an innovation ecosystem by co-locating academic and private sector uses to accelerate research and development spending, as well as the commercialization of technology. Virginia Tech plans to annually enroll approximately 750 master students and 200 PhD students in STEM fields at this campus.

The following are key components of our strategy:

Capitalize on Significant Demand Catalysts in National Landing. We believe that demand will continue to materialize at the critical intersection of defense and technology. The tailwinds created by Amazon, the Virginia Tech Innovation Campus, the Pentagon and our National Landing digital infrastructure platform will contribute to substantial growth from our Operating Portfolio and our 6.8 million square foot development pipeline in National Landing. Approximately 75.0% of our portfolio is located in National Landing where Amazon is incentivized to create a minimum of 25,000 new full-time jobs and potentially 37,850 full-time jobs, and Virginia Tech's $1 billion Innovation Campus is located. As of January 2025, Amazon required their corporate employees to work from the office five days per week which we believe will be a significant boon to National Landing demand and vibrancy.

Given National Landing’s proximity to the Pentagon, recent historic increases in the U.S. defense budget and robust foreign defense spending, we believe National Landing is positioned to capture growing demand from defense-focused tenants. In 2024, 81.9% of leases executed by us in National Landing were with the Department of Defense and defense contractors, including technology companies. Defense and national security remain a priority for the current administration and we believe that there will be an increasing focus on technology’s role in those areas.

Thoughtfully Allocate our Capital and Concentrate our Portfolio in National Landing. A fundamental component of our strategy to maximize long-term NAV per share is thoughtful capital allocation. We evaluate development, dispositions, share repurchases and other investment decisions based on how they may impact long-term NAV per share. We intend to continue to opportunistically sell or recapitalize assets as well as monetize land sites where a ground lease or joint venture execution may represent the most attractive path to maximizing value. Successful execution of our capital allocation strategy enables us to source capital at NAV from the disposition of assets generating low cash yields and repurchase our shares, since we believe our share price currently fails to reflect the underlying, intrinsic value of our business, and invest in development projects with significant yield spreads and profit potential. While recent market conditions have significantly slowed down the pace of asset sales, we believe market conditions may be improving and anticipate redeploying the proceeds from any sales to share repurchases and funding our planned growth in National Landing. In a climate where office assets are near cyclical lows with limited liquidity, we intend in the near term to focus on sourcing liquidity from multifamily assets, specifically our multifamily assets in Washington, D.C. where our holdings are less concentrated. In the meantime, we continue to advance the design and entitlement of our 11.0 million square feet (8.9 million square feet at our share) of estimated potential development density in our development pipeline and intend to look to source joint venture capital as a means of funding these developments as market conditions permit.

While our Primary Focus is on Continuing to Grow our Investments in National Landing, we Continue to Operate Mixed-Use Assets in Other High-Growth, Metro-Served Submarkets in the Washington, D.C. Metropolitan Area. To the extent it does not conflict with our capital allocation strategy and to the extent we believe doing so will maximize our long-term NAV per share growth, we intend to continue owning and operating urban mixed-use properties concentrated in what we believe are the highest growth, Metro-served submarkets in the Washington, D.C. metropolitan area with high barriers to entry and vibrant urban amenities. In addition to National Landing, these submarkets currently include the Ballpark, U Street/Shaw and Union Market/NoMa in the District of Columbia. These submarkets generally feature strong economic and demographic attributes, as well as superior transportation infrastructure that caters to the preferences of multifamily, office and retail tenants. We believe these positive attributes will enable our assets located in these high-growth submarkets to outperform the Washington, D.C. metropolitan area as a whole.

Drive Incremental Growth Through Lease-up and Stabilization of Our Operating Assets, and Deliver Our Under-Construction Asset. Given our leasing capabilities and tenant demand for high-quality space in our submarkets, we believe that we are well positioned to achieve significant internal growth from the lease-up of vacant space in our in-service Operating Portfolio. As of December 31, 2024, we had 16 multifamily assets totaling 6,781 units (6,781 units at our share), which were 92.9% leased at our share. As of December 31, 2024, we had 20 commercial assets totaling 6.7 million square feet (6.3 million square feet at our share), which were 78.6% leased at our share, resulting in 1.4 million square feet available for lease. In addition to portfolio lease-up, we expect increases in NOI from: (i) the commencement of signed but not yet commenced office and retail leases ($5.6 million total annualized estimated rent as of December 31, 2024, of which $1.5 million is expected in 2025) and (ii) contractual rent escalators in our non-GSA office and retail leases, which are based on increases in the Consumer Price Index or a fixed percentage.

As of December 31, 2024, we had 775 multifamily units under construction in National Landing at 2000/2001 South Bell Street (Valen and The Zoe) and started construction on a new amenity hub at 2011 Crystal Drive that, based on our current plans and estimates, require an additional $73.3 million to complete, which we anticipate will be primarily expended over the next year.

Monetize Our Substantial Development Pipeline. We expect our development pipeline will produce favorable risk-adjusted returns on invested capital.

As of December 31, 2024, our development pipeline consisted of 19 assets, and we estimate it can support 11.0 million square feet (8.9 million square feet at our share) of estimated potential development density: 87.1% of this potential development density comprises multifamily projects located in the high-growth submarkets of National Landing and Union Market/NoMa; and 100.0% of this potential development density is Metro-served. Subject to market conditions, we intend to invest in multifamily development and potentially new office development subject to preleasing. The estimated potential development densities and uses reflect our current business plans as of December 31, 2024 and are subject to change based on market conditions.

In addition to developing select assets in this pipeline, we expect to unlock value through opportunistic asset sales, ground leases and recapitalizations.

Third-Party Services Business

Our third-party asset management and real estate services business provides fee-based real estate services to third parties, including the JBG Legacy Funds. Although a significant portion of the assets and interests in assets formerly owned by certain of the JBG Legacy Funds were contributed to us in the Combination, the JBG Legacy Funds retained certain assets that were not consistent with our long-term business strategy. With respect to the remaining investments of the JBG Legacy Funds, we provide asset management, property management, development, construction management, leasing and other services. We expect to continue to earn fees for the management of the JBG Legacy Funds until their investments are liquidated. Certain individual members of our management team own direct equity co-investment and promote interests in the JBG Legacy Funds and certain of the funds' investments that were not contributed to us. These economic interests will be eliminated as the JBG Legacy Funds are wound down over time. As of December 31, 2024, the JBG Legacy Funds had four remaining assets. Additionally, we often retain management of properties we sell as part of our capital allocation strategy. These assets, while no longer owned by us, continue to generate third-party service fees.

We believe that the fees we earn in connection with providing these third-party services enhance our overall returns, provide additional scale and efficiency in our operating and development businesses and absorb a portion of the overhead and other administrative costs of our platform. This scale provides competitive advantages, including market knowledge, buying power and operating efficiencies across all product types. We also believe that our existing relationships arising out of our third-party asset management and real estate services business will continue to provide potential access to capital and new investment opportunities.

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

Segment Data

We operate in the following business segments: multifamily, commercial and third-party asset management and real estate services. Financial information related to these business segments for each of the three years in the period ended December 31, 2024 is set forth in Note 20 to the consolidated financial statements.

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

Significant Tenants

Only commercial leases with the U.S. federal government accounted for 10% or more of our total revenue as follows:

	Year Ended December 31,
	2024	2023	2022

	(Dollars in thousands)
Rental revenue from the U.S. federal government	$64,958	$64,439	$75,516
Percentage of total revenue	11.9%	10.7%	12.5%

For a further discussion of the risks related to the federal government as tenant, including the timing of potential lease renewals or terminations, see Item 1A “Risk Factors” - Risks Related to Our Business and Operations - We derive a significant portion of our revenue from U.S. federal government tenants, and we may face additional risks and costs associated with directly managing assets occupied by government tenants.

Sustainability

Our business values integrate environmental sustainability, social responsibility and strong governance practices throughout our organization. We believe that by understanding the social and environmental impacts of our business, we are better able to protect asset value, reduce risk, and advance initiatives that result in positive outcomes creating shared value. Our business model prioritizes maximizing long-term NAV per share. By investing in urban infill and transit-oriented development and strategically mixing high-quality multifamily and commercial buildings with public areas, retail spaces, and walkable streets, we are working to define neighborhoods that deliver benefits to the environment and our community, as well as long-term value to our shareholders.

We remain committed to transparent reporting of sustainability financial and non-financial indicators. We intend to continue publishing an annual sustainability report with key performance indicators that are aligned with the Global Reporting Initiative reporting framework, United Nations Sustainable Development Goals, Sustainability Accounting Standards Board Standards, and recommendations set forth by the Task Force on Climate-Related Financial Disclosures. In 2024, we maintained a carbon neutral operating portfolio for Scope 1 and Scope 2 emissions. Carbon neutrality was accomplished first through energy and water efficiency, then the purchase of verified carbon offsets for Scope 1 emissions produced by onsite natural gas consumption and fugitive refrigerant emissions, and the purchase of Green-e RECs for Scope 2 emissions produced by consuming onsite electricity procured by us. (We own three company vehicles with emissions that are less than 0.01% of our carbon footprint and, therefore, are not included in our calculations of carbon neutrality.) Our detailed sustainability information, including our strategy, key performance targets and indicators, annual absolute comparisons, achievements and historical sustainability reports are available on our website at https://www.JBGSMITH.com/About/Sustainability. All energy, water, waste and greenhouse gas emissions data in our sustainability report are third-party, limited assurance verified following ISO 14064-3. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

We focus on operating efficiency, responding to evolving environmental and societal trends, and delivering on the needs of our tenants and communities. We have demonstrated the results of this focus by:

●	Achieving a 5-star ranking in the GRESB Assessment for both diversified operating assets and future development, and being recognized as a 2024 Global and Regional Sector Leader – Existing Portfolio and Regional Sector Leader - Development - Residential Sector.
●	Being named 2024 Nareit Diversified Leader in the Light award winner for sustained sustainability excellence.
●	Being named a Nareit Sustainability At Scale award winner.
●	Maintaining a Sustainability Committee and oversight of environmental and social matters by the Board of Trustees' Corporate Governance & Nominating Committee.
●	Surpassing $114 million in investor commitments to the JBG SMITH-managed WHI Impact Pool, which raises funds from third parties and, through 2024, has closed $78.0 million in financing related to the purchase of residential communities containing 3,018 workforce housing units. We launched the WHI in 2018 in partnership with the Federal City Council to preserve or build between 2,000 and 3,000 units of workforce housing in the Washington, D.C. region.

Our sustainability team works directly with our business units to integrate our sustainability principles throughout our operations and investment processes. Our sustainability team is responsible for leading annual reporting efforts, maintaining building certifications, energy, water and waste benchmarking, sustainability strategy development, and implementation and coordination with industry and community partners.

To ensure that our sustainability principles are fully integrated into our business practices, our sustainability, human resources, legal, accounting and social impact investing teams, as well as members of our management team, provide top-down support for the implementation of our initiatives. Our Sustainability Committee is responsible for improvement initiatives and provides our Board of Trustees' Corporate Governance & Nominating and Audit Committees with periodic updates on sustainability strategy. Accomplishments of this group in 2024 include an update to climate-related risks inclusive of physical and transition risks and the potential financial impacts of those risks, and the creation and adoption of a supply chain code of conduct and a social value statement.

Energy and Water Efficiency and Management

We believe that the efficient use of natural resources will result in sustainable long-term value and mitigate climate-related risks. By 2030, we have committed to reduce: energy consumption 25%, predicted energy consumption 25%, water consumption 20% and greenhouse gas emissions (Scope 1 and 2) 25%. Further, by 2030, we have committed to increase waste diversion to 60% and verify all assets using green building and health and well-being certifications across our Operating Portfolio and development pipeline. We achieve this improvement through real time energy use monitoring and capital investments in energy and water saving projects. We report progress on these commitments annually in our sustainability report.

Our long-term strategy to reduce energy and water consumption includes operational and capital improvements that align with our business plan and contribute to attaining our performance targets. Asset teams review historical performance annually, conduct energy audits and regularly assess opportunities to achieve efficiency targets. Capital investment planning considers the useful life of equipment, energy and water efficiency, occupant health impacts and maintenance requirements.

Our development strategy focuses on reducing predicted energy and water consumption and embodied carbon, contributing to attaining our performance targets. Development teams use energy, water, and embodied carbon modeling to inform design decisions that best fit each individual building program, adapt to identified climate change conditions for our region, and promote healthy buildings. Since the establishment of performance targets for our development projects, we are tracking an aggregate 25% reduction in predicted energy consumption, 35% reduction in predicted water use and 20% reduction in embodied carbon as of December 31, 2024.

We use green building and health and well-being certifications as a verification tool across our portfolio. These certifications demonstrate our commitment to green, smart, and healthy buildings and verify predicted operational performance. We seek to benchmark 100% of our assets to help inform capital improvement projects. As of December 31, 2024:

●	93% of all operating assets, based on square footage, have earned at least one green building or health and well-being certification:
o	3.9 million square feet of LEED Certified Multifamily Space (70%)
o	2.2 million square feet of LEED Certified Commercial Space (35%)
o	2.8 million square feet of ENERGY STAR Certified Multifamily Space (50%)
o	3.7 million square feet of ENERGY STAR Certified Commercial Space (59%)
o	6.2 million square feet of BOMA 360 Certified Commercial Space (99%)
o	4.6 million square feet of Fitwel Full Building Certified Commercial and Multifamily Space (38%)
o	6.2 million square feet of Fitwel Viral Response Module Certified Commercial Space (99%)
●	99.6% of our operating assets' energy and water use are benchmarked

Tenant Sustainability Impacts

Customer service is an integral component of real estate management. Our mission includes creating a unique experience at all our properties where our tenants' needs are our highest priority. We believe in sustainability as a service — by integrating efficiency and conservation into standard operating practices, we engage on topics that are most impactful to our tenants and residents. We are committed to providing a healthy living and working environment for building occupants. We accomplish this goal through monitoring and improving indoor air quality, eliminating toxic chemicals, providing access to nature, daylight, fresh foods, fitness amenities, composting and waste reduction programs.

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

Our 2024 assessment of climate change risk relied on S&P Global Inc.'s Climanomics modeling tool. The Climanomics methodology projects portfolio level risk exposure as well as individual asset risk exposure over four reference scenarios, or representative concentration pathways, established by the Intergovernmental Panel on Climate Change and across a range of time horizons through 2100. Climanomics’ primary output is a risk exposure metric called MAAL. This value is presented as both absolute MAAL ($ in millions) and relative MAAL (% of total asset or portfolio value). We intend to conduct periodic climate-related risk assessments as the composition of our portfolio changes.

The assessment included all in-service assets, and our development pipeline and landholdings, and included climate events such as hurricane, wildfire, temperature extremes, water stress, drought, and pluvial, fluvial and coastal flooding. The assessment of our portfolio identified pluvial (urban flooding) and coastal flooding and temperature extremes (heat stress) as top hazards. We currently have no properties in a Federal Emergency Management Agency hazard designated area.

Asset-Level Risk Management

We are managing transition risks by benchmarking energy and water consumption, carbon emissions and waste performance at the asset level and review this information with asset management and operations teams quarterly. As a leader in green building, we will continue to make capital investments that enhance building performance and tenant comfort, energy and water efficiency, on-site renewable energy and other decarbonization strategies. We work with our insurance team to benchmark resilience features and develop adaptations for short-term horizons. We aim to develop risk mitigation and physical resilience plans for all assets taking into account the outputs from the Climanomics tool.

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

Social Responsibility

We believe the economic strength of our region is central to sustaining the long-term value of our portfolio. We are committed to the economic development of the Washington D.C. metropolitan area through continued investment in our projects and local communities. We recognize, however, that new development can foster challenging growth dynamics. We strive to work alongside community members, leaders, and local and federal governments to appropriately respond to these challenges. In 2024, we combined our impact investing activities, including management of the WHI Impact Pool under the newly formed LEO Impact Capital, our impact investment management platform.

The WHI is a scalable, market-driven model funded by a unique relationship between philanthropy and private investment. As of December 31, 2024, we have invested $8.3 million of our $11.2 million commitment in the WHI Impact Pool. The WHI Impact Pool completed fundraising in 2020 with capital commitments totaling $114.4 million, and has closed $78.0 million in financing related to the purchase of residential communities containing 3,018 units through December 31, 2024.

To learn more about our sustainability initiatives and performance, please visit https://www.JBGSMITH.com/About/Sustainability and download our Sustainability Report. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Equal Employment Opportunity

We are committed to a merit-based human capital management strategy that is aimed at attracting, retaining and developing the best talent in the industry. See "Human Capital" below for further discussion.

Governance

We are engaged in addressing sustainability matters, including climate-related matters, at all levels of our organization. Management’s role in overseeing, assessing, and managing climate-related risks, opportunities and initiatives is integrated throughout our business units. We have a dedicated team of sustainability professionals focused on sustainability matters that coordinate and collaborate across business units and with our Board of Trustees and management, and which advises on environmental sustainability matters and develops and implements related initiatives. In 2022, management established a new Sustainability Committee to help inform strategy and more robustly advise the Board of Trustees on climate-related risks and opportunities. The Sustainability Committee is responsible for ensuring compliance with guidelines from the SEC and other regulatory bodies, and assists in establishing our general strategy as it relates to sustainability matters that may affect our business, operation, performance or reputation. The Sustainability Committee reports to the Chief Legal Officer, with oversight provided by the Corporate Governance and Nominating Committee. Co-chairs include our Deputy General Counsel and Senior Vice President of Sustainability, with representation by business leaders from various groups across the organization.

Regulatory Matters

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, a current or former owner or operator of real estate may be liable for conducting or paying for the costs of the investigation, removal or remediation of certain hazardous or toxic substances or petroleum products on, under or from that real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence or release of hazardous or toxic substances or petroleum products, and the liability may be joint and several. The costs of investigation, remediation or removal of these substances may be substantial and could exceed the value of the property, and the presence of these substances, or the failure to promptly remediate these substances, may adversely affect the owner's ability to sell, operate, or develop the real estate or to borrow using the real estate as collateral. In connection with the ownership and operation of our current and former assets, we may be potentially liable for these costs. The operations of current and former tenants at our assets have involved, or may have involved, the presence or use of hazardous substances or petroleum products or the generation of hazardous wastes, and indemnities in our lease agreements may not fully protect us from liability, if, for example, a tenant responsible for environmental noncompliance or contamination becomes insolvent. The release of these hazardous substances and wastes and petroleum products could result in us incurring liabilities to investigate or remediate any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may (i) expose us to third-party liability (e.g., for cleanup costs, natural resource damages, bodily injury or property damage), (ii) subject our properties to liens in favor of the government for damages and costs the government incurs in connection with the contamination, (iii) impose restrictions on the manner in which a property may be used or businesses may be operated, or (iv) materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. In addition, our assets are exposed to the risk of contamination originating from other sources. While a property owner may not be responsible for remediating contamination that has migrated onsite from an identifiable and viable offsite source, the contaminant's presence can have adverse effects on operations and the redevelopment of our assets. To the extent we arrange for contaminated materials to be sent to other locations for treatment or disposal, we may be liable for the cleanup of those sites if they become contaminated, without regard to whether we complied with environmental laws in doing so.

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any conditions identified by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us.

Our operations and assets, and the operations of our tenants, are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health and safety. The cost to comply with such requirements may be significant and if we fail to comply with such requirements, we could be subject to significant fines. Moreover, environmental requirements have and may continue to become increasingly stringent, and our costs or operating restrictions may increase as a result.

Affordable Housing and Tenant Protection Regulations

Certain states and municipalities have adopted laws and regulations imposing restrictions on the timing or amount of rent increases and other tenant protections. As of December 31, 2024, approximately 6% of the multifamily units in our Operating Portfolio were designated as affordable housing. In addition, Washington, D.C. and Montgomery County, Maryland have laws that require, in certain circumstances, an owner of a multifamily rental property to allow tenant organizations the option to purchase the building at a market price if the owner attempts to sell the property. We expect to continue operating and acquiring assets in areas that either are subject to these types of laws or regulations or where such laws or regulations may be enacted in the future. Such laws and regulations limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of assets in certain circumstances.

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

Regulation Related to Government Tenants

As discussed above, the U.S. federal government is a significant tenant. Lease agreements with federal government agencies contain provisions required by federal law, which require, among other things, that the lessor of the property agree to comply with certain rules and regulations, including rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data, and certain provisions intending to assist small businesses. We directly manage assets with federal government agency tenants, which subjects us to additional risks associated with compliance with applicable federal rules and regulations. In addition, there are requirements relating to the potential application of equal opportunity provisions and related anti-discrimination requirements, including but not limited to, the Civil Rights Act of 1964, the Vietnam Era Veterans’ Readjustment Assistance Act, the Rehabilitation Act of 1973, and the Randolph-Sheppard Act. We are also prohibited from implementing any programs promoting diversity, equity, and inclusion that violate any applicable federal anti-discrimination laws. Compliance with these requirements is costly and any increase in regulation could increase our costs, which could have a material adverse effect on us.

Human Capital

Our headquarters is located at 4747 Bethesda Avenue, Suite 200, Bethesda, MD 20814. As of December 31, 2024, we had 645 employees.

We believe that our talent is our competitive advantage. To that end, we focus on talent development and succession planning and pay-for-performance. We utilize talent management practices in the broadest sense to create an engaging workplace experience for our employees, where they feel valued, respected and supported. We are keenly focused on the employee experience and want every person to feel respected for what makes them unique. At the same time, our core values provide a sound structure for finding common ground and working together as a team to deliver the best possible outcomes.

We offer our employees an environment that enables them to be confident in their in-office experience and demonstrate the energy and excitement that comes from being together and collaborating with coworkers to achieve desirable outcomes. In addition, we are proud to have been recognized a "Top Workplace" several times in past years, and are focused on providing a positive employee experience to ensure that we remain an employer of choice.

We continually invest in our employee population, ensuring our employee experience more broadly continues to help us attract and retain the best talent in the industry. The list below is a sampling of offerings that help create a compelling employee experience:

●	Streamlined annual performance reviews
●	Executive coaching available
●	Employee share purchase plan
●	Hybrid / flexible work schedules
●	Flexible paid time off
●	Regular town halls where senior management updates the entire team on recent progress and other important matters
●	Mentorship and coaching programs to develop and retain talent
●	Employee referral program
●	Generous company subsidy on health-related benefits
●	Lunches with Leaders
●	Volunteer opportunities

In addition to the above, we have a strong pay-for-performance culture. We want our employees to feel aligned with our company vision and enabled to grow in their careers. To that end, we have a strong track record of promoting from within. Consequently, the opportunities for growth and development also help to keep our population engaged and motivated.

With an ongoing focus on our three strategic pillars – (i) employee development, (ii) engagement and (iii) recruiting – we have made additional progress and have continued to drive cultural and behavioral change. We encourage a wide variety of perspectives, views and ideas in our workforce. We pride ourselves on our strong, collaborative culture, and we strive to create a supportive and healthy work environment for our employees, which helps us continue to attract innovators to our organization. We have maintained our strategic partnerships with external organizations to ensure that we are building a strong pipeline of talent.

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

Risks Related to Our Business and Operations

A material portion of our portfolio comprises office assets, which have generally experienced lower demand since early 2020 and may experience a further decrease in demand that could have a material adverse effect on us.

A material portion of our portfolio comprises office assets, which, due to the continued prevalence of work-from-home policies and practices, have generally experienced a decrease in demand and may experience a further decrease in demand as some tenants do not renew leases as they expire or renew space with a smaller footprint, which could have a material adverse effect on us. Additionally, in the current climate where office assets are near cyclical lows with limited liquidity, we intend to focus in the near term on sourcing liquidity through the sale of multifamily assets, which would result in our office assets comprising a larger portion of our portfolio. Demand for office space in the Washington, D.C. metropolitan area and nationwide, including in our portfolio, has remained relatively low and may continue to decline due to increased usage of teleworking arrangements and more flexible work-from-anywhere policies leading to reconsiderations regarding amount of square footage needed (e.g. certain tenants have reduced their leased square footage or advised us of their intention to do so), and cost cutting, which could lead to continued lower office occupancy (as of December 31, 2024, 13.5% of our commercial and retail leases at our share, based on square footage, were scheduled to expire in 2025 or had month-to-month terms, and 4.4% were scheduled to expire in 2026), and new leasing has been slow to recover and may continue to lag due to delayed return-to-office plans and decision-making related to future office utilization.

Our portfolio of assets is geographically concentrated in Washington, D.C. metropolitan area submarkets, and particularly concentrated in National Landing, which makes us susceptible to adverse economic and other conditions such that an economic downturn affecting this area could have a material adverse effect on us.

We are particularly susceptible to adverse economic or other conditions in the Washington D.C. metropolitan market (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, actual or anticipated federal government shutdowns, uncertainties related to federal elections, relocations of businesses or federal agencies and functions, increases in real estate and other taxes, actual or perceived increases in retail theft and other crime, imposed curfews or states of security, and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters (including earthquakes, floods, storms and hurricanes), utility outages (including electricity and drinking water), potentially adverse effects of climate change and other disruptions that occur in this market (such as terrorist activity or threats of terrorist activity and other events), any of which may have a greater impact on the value of our assets or on our operating results than if we owned a more geographically diverse portfolio.

Additionally, acts of violence, including terrorist attacks in the Washington, D.C. metropolitan area could directly or indirectly damage our assets, both physically and financially, or cause losses that materially exceed our insurance coverage. Properties that are occupied by federal government tenants may be more likely to be the target of a future attack. Moreover, the same risks that apply to the Washington, D.C. metropolitan area as a whole also apply to the individual submarkets where our assets are located. National Landing makes up approximately 75% of our portfolio based on square footage at our share, and we expect that percentage to increase in the coming years. Any adverse economic or other conditions in the Washington, D.C. metropolitan area and our submarkets, especially National Landing, or any decrease in demand for multifamily, office or retail assets could have a material adverse effect on us.

Our assets and the property development market in the Washington, D.C. metropolitan area are dependent on an economy that is heavily reliant on federal government spending and use of office assets, and any actual or anticipated curtailment of such spending could have a material adverse effect on us.

Any curtailment of federal government spending, whether due to a change of presidential administration or control of Congress, federal government sequestrations, furloughs or shutdowns, a slowdown of the U.S. and/or global economy, any change in federal government agencies work-from-home policies or uses of office space, relocation of federal agencies and functions, or other factors, could have an adverse impact on real estate values and property development in the Washington, D.C. metropolitan area, on demand and willingness to enter into long-term contracts for office space by the federal government and companies dependent upon the federal government, as well as on occupancy rates and annualized rents of multifamily and retail assets by occupants or patrons whose employment is by or related to the federal government. For instance, certain of our GSA tenants have reduced their leased square footage. Any such curtailments in federal spending or changes in federal leasing policy could occur in the future, which could have a material adverse effect on us.

We have significant exposure to Amazon and the National Landing submarket.

The impact of Amazon's headquarters in National Landing is difficult to forecast and quantify and may differ from what we, financial or industry analysts or investors anticipate and have anticipated since Amazon’s November 2018 announcement that it had selected sites in National Landing as the location of its new headquarters. We have significant exposure to Amazon as a tenant and as a result of fees we expect to receive from them as developer, property manager, and retail leasing agent for the company’s headquarters at National Landing. As of December 31, 2024, we have leases with Amazon in two office buildings in National Landing totaling approximately 357,000 square feet with annualized rent totaling $16.6 million. If Amazon invests less than the announced amounts in National Landing or makes such investment over a longer period than anticipated, if its business prospects decline, if it reduces the size of its workforce in National Landing below initially anticipated levels or further delays hiring or if it leases, releases or develops less square footage than anticipated, our ability to achieve the benefits associated with Amazon's headquarters location in National Landing could be adversely affected. If we, Virginia Tech, Amazon, federal, state and local governments do not make all the anticipated investments, including infrastructure investments, that would directly benefit National Landing, we could be adversely affected. Furthermore, Amazon's headquarters may not have the anticipated collateral financial effect on the National Landing submarket. If we do not achieve the perceived benefits of such location as rapidly or to the extent anticipated by us, financial or industry analysts or investors, we and potentially the market price of our common shares could be adversely affected. Additionally, if the Virginia Tech Innovation Campus reduces its contemplated size or does not have the anticipated collateral financial effect, or if any of our other key demand drivers in National Landing fail to materialize, it could have a material adverse effect on us.

We derive a significant portion of our revenue from U.S. federal government tenants, and we may face additional risks and costs associated with directly managing assets occupied by government tenants.

For the year ended December 31, 2024, 11.9% of our total revenue was generated by commercial rentals to federal government tenants, and federal government tenants historically have been a significant source of new leasing for us. For the year ended December 31, 2024, GSA was our largest single tenant, with 31 leases comprising 25.2% of total annualized rent at our share. The occurrence of events that have a negative impact on the demand for federal government office space, such as a decrease in federal government payrolls or a change in policy that prevents governmental tenants from renting our office space or relocation of federal agencies and functions away from the Washington, D.C. region, would have a much larger adverse effect on our revenue than a corresponding occurrence affecting other categories of tenants. Additionally, a federal government shutdown could delay or prevent us from collecting rent payments from our federal government tenants. If demand for federal government office space were to decline, it would be more difficult for us to lease our buildings and could reduce overall market demand and corresponding rental rates, all of which could have a material adverse effect on us. For example, we have been notified by a GSA tenant that they are vacating their space totaling approximately 88,000 square feet in 2025. Additionally, the recent change of presidential administration has placed increased focus on reduction of government spending, which could impact U.S. federal government leasing practices and upcoming renewals. During the next four years (2025 to 2029), we have 20 leases, totaling approximately 542,000 square feet at our share, with U.S. federal government tenants that will expire. Lease agreements with these federal government agencies contain provisions required by federal law, which require, among other things, that the lessor of the property agree to comply with certain rules and regulations, including rules and regulations related to audits and records and subcontractor cost or pricing data. In addition, there are requirements relating to the potential application of equal opportunity provisions and related anti-discrimination requirements, including but not limited to, the Civil Rights Act of 1964, the Vietnam Era Veterans’ Readjustment Assistance Act, the Rehabilitation Act of 1973, and the Randolph-Sheppard Act. We are also prohibited from implementing any programs promoting diversity, equity and inclusion that violate any applicable federal anti-discrimination laws. Compliance with these requirements is costly and any increase or significant change in regulation could increase our costs, which could have a material adverse effect on us.

Rent control or rent stabilization legislation and other regulatory restrictions may limit our ability to increase rents and pass through new or increased operating costs to our residents.

Certain jurisdictions in which we own property have adopted, or may in the future adopt, laws and regulations imposing restrictions on the timing or amount of rent increases or have imposed regulations relating to low- and moderate-income housing. Such laws and regulations limit our ability to charge market rents, increase rents or evict residents at our multifamily assets and could make it more difficult for us to dispose of properties in certain circumstances. In addition, some U.S. jurisdictions have adopted regulations regarding the use of algorithmic devices or systems when making decisions regarding rents or occupancy. While the Washington D.C. region does not currently have such regulation, it is possible that one or more of the jurisdictions within the Washington D.C. region where we own assets could adopt similar regulations in the future. Similarly, compliance procedures associated with rent control statutes and low- and moderate-income housing regulations could have a negative impact on our operating costs, and any failure to comply with low- and moderate-income housing regulations could result in the loss of certain tax benefits and the forfeiture of rent payments. In addition, such low- and moderate-income housing regulations often require us to rent a certain number of units at below-market rents, which has a negative impact on our ability to increase cash flows from our multifamily assets subject to such regulations. Furthermore, such regulations may negatively impact our ability to attract higher-paying residents to such properties. As of December 31, 2024, all of our multifamily assets located within the Washington, D.C. metro region were subject to such regulations.

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

Real estate development and redevelopment activities are a critical element of our business strategy, and we expect to engage in such activities with respect to several of our properties and with properties that we may acquire in the future. To the extent that we do so, we will continue to be subject to risks, including, without limitation:

●	construction or redevelopment costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or unprofitable;
●	inflation and domestic tariff policies could increase the costs of construction and development projects, which could decrease the yield on such projects, delaying their commencement or resulting in fewer such pursuits. In 2023, these conditions made new development starts infeasible;
●	time required to complete the construction or redevelopment of a project or to lease-up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;
●	contractor, subcontractor and supplier disputes, strikes, labor disputes or shortages, weather conditions or supply disruptions (including those related to the supply chain);
●	failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all;
●	delays with respect to obtaining, or the inability to obtain, necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws;
●	occupancy rates and rents of a completed project may not be sufficient to make the project profitable;
●	incurrence of design, permitting and other development costs for opportunities that we ultimately abandon;
●	the ability of prospective real estate venture partners or buyers of our properties to obtain financing; and
●	the availability and pricing of financing to fund our development activities on favorable terms or at all.

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

As of December 31, 2024, 6.3% of our assets measured by total square feet at our share was held through real estate ventures, and we expect to co-invest in the future with other third parties through partnerships, real estate ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, real estate venture or other entity. In particular, we may use real estate ventures as a significant source of equity capital to fund our development strategy. Consequently, with respect to any such third-party arrangement, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, real estate venture or other entity, or structure of ownership and may, under certain circumstances, be exposed to risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions, and we may be forced to make contributions to maintain the value of the property. Partners or co-venturers may have economic or other business interests or goals that are inconsistent or in direct conflict with our business interests or goals and may be in a position to take action or withhold consent contrary to our policies or objectives. These investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or real estate venture. We and our respective partners or co-venturers may each have the right to trigger a buy-sell right or forced sale arrangement, which could cause us to sell our interest, or acquire our partners' or co-venturers' interest, or to sell the underlying asset, either on unfavorable terms or at a time when we otherwise would not have initiated such a transaction. In addition, a sale or transfer by us to a third party of our interests in the partnership or real estate venture may be subject to consent rights or rights of first refusal in favor of our partners or co-venturers, which would in each case restrict our ability to dispose of our interest in the partnership or real estate venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if the entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in that entity, including by contributing our interest to a subsidiary of ours that is subject to corporate level income tax. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our real estate ventures may be subject to debt, and the refinancing of such debt may require equity capital calls. Furthermore, any cash distributions from real estate ventures will be subject to the operating agreements of the real estate ventures, which may limit distributions, the timing of distributions or specify certain preferential distributions among the respective parties. The occurrence of any of the risks described above could have a material adverse effect on us.

We depend on major tenants in our commercial portfolio, and the bankruptcy, insolvency or inability to pay rent of any of these tenants could have a material adverse effect on us.

As of December 31, 2024, the 20 largest office and retail tenants in our Operating Portfolio represented 58.7% of our share of total annualized office and retail rent. In many cases, through tenant improvement allowances and other concessions, we have made substantial upfront investments in leases with our major tenants that we may not recover if they fail to pay rent through the end of the lease term. The inability or failure of a major tenant to pay rent, or the bankruptcy or insolvency of a major tenant, may adversely affect the income produced by our Operating Portfolio. Additionally, we may experience delays in enforcing our rights as landlord due to federal, state and local laws and regulations and may incur substantial costs in protecting our investment. Any such event could have a material adverse effect on us.

We derive a significant portion of our revenue from five of our assets.

As of December 31, 2024, five of our assets in the aggregate generated 29.4% of our share of annualized rent. The occurrence of events that have a negative impact on one or more of these assets, such as a natural disaster that damages one or more of these assets, would have a much larger adverse effect on our revenue than a corresponding occurrence affecting a less significant property. A substantial decline in the revenue generated by one or more of these assets could have a material adverse effect on us.

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

As of December 31, 2024, we estimate that our 19 assets in our development pipeline will total 11.0 million square feet (8.9 million square feet at our share) of estimated potential development density. The potential development density estimates for our development pipeline and/or any particular development parcel are based solely on our estimates, using data available to us, and our business plans as of December 31, 2024. The actual density of our development pipeline and/or any development parcel may differ substantially from our estimates based on numerous factors, including our inability to obtain necessary zoning, land use and other required entitlements, legal challenges to our plans by activists and others, as well as building, occupancy and other required governmental permits and authorizations, and changes in the entitlement, permitting and authorization processes that restrict or delay our ability to develop, redevelop or use our development pipeline at anticipated density levels. We can provide no assurance that the actual density of our development pipeline and/or any development parcel will be consistent with our estimated potential development density.

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

A cyber incident is any intentional or unintentional adverse event that threatens the confidentiality, integrity, or availability of our information resources and can include unauthorized persons gaining access to systems to disrupt operations, corrupting data or stealing confidential information. The risk of a cyber incident or disruption, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks have increased globally. As our reliance on technology increases, so do the risks posed to our systems – both internal and external. Our primary risks that could directly result from the occurrence of a cyber incident are theft of assets; operational interruption; reputational damage; stolen funds; regulatory enforcement, lawsuits and other legal proceedings; damage to our relationships with our tenants; and private data exposure. A significant and extended disruption could damage our business or reputation, cause a loss of revenue, have an adverse effect on tenant relations, cause an unintended or unauthorized public disclosure, or lead to the misappropriation of proprietary, personally identifying, and confidential information, any of which could result in us incurring significant expenses to resolve these kinds of issues. Although we have implemented processes, procedures and controls to help mitigate the risks associated with a cyber incident, there can be no assurance that these measures will be sufficient for all possible situations. Even security measures that are appropriate, reasonable and/or in accordance with applicable legal requirements may not be sufficient to protect the information we maintain. Unauthorized parties, whether within or outside our company, may disrupt or gain access to our systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, computer viruses or other malicious codes, and similar means of unauthorized and destructive tampering. We and our third-party providers have been the target of cybersecurity threats and we expect them to continue. As of December 31, 2024, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition. A successful attack on one of our service providers could result in a compromise of our own network, theft of our data, legal obligations or liabilities, deployment of ransomware or a disruption in our supply chain or of services upon which we rely. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted cyber incidents evolve and generally are not recognized until they have been launched against a number of targets. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, making it impossible for us to entirely mitigate this risk. If any of the foregoing risks materialize, it could have a material adverse effect on us.

Pandemics and other health concerns could have a negative effect on our business, results of operations, cash flows and financial condition.

Pandemics as well as both future widespread and localized outbreaks of infectious diseases and other health concerns, and the measures taken to prevent the spread or lessen the impact, could cause a material disruption to multifamily and office industry or the economy as a whole. The impacts of such events could be severe and far-reaching, and may impact our operations in several ways. Additionally, pandemic outbreaks could lead governments and other authorities around the world, including federal, state and local authorities in the United States, to impose new or heightened measures intended to mitigate its spread, including restrictions on freedom of movement and business operations such as issuing guidelines, travel bans, border closings, business closures, quarantine orders, and orders not allowing the collection of rents, rent increases, or eviction of non-paying tenants. In the event of a decline in business activity and demand for real estate transactions, our ability or desire to grow or diversify our portfolio could be affected. Additionally, local and national authorities could extend or re-implement certain measures imposing restrictions on our ability to enforce contractual rental obligations upon our residents and tenants. Unanticipated costs and operating expenses coupled with decreased anticipated and actual revenue as a result of compliance with regulations could negatively impact our business, results of operations, cash flow, and overall financial condition and/or our ability to satisfy certain REIT-related requirements.

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

Increased focus on our sustainability business values may constrain our business operations, impose additional costs and expose us to new risks that could have a material adverse effect on us.

Our business values integrate environmental sustainability, social responsibility and strong governance practices throughout our organization—these types of matters have become increasingly important to investors and other stakeholders. Some investors may use these factors to determine their investment strategies, while current and potential employees and business partners may consider these factors when considering relationships with us. Certain organizations that provide corporate risk and corporate governance advisory services to investors have developed scores and ratings to evaluate companies based upon these metrics, and investors may consider a company's score as a factor in making an investment decision. There can be no assurance that our focus on our sustainability business values will be well regarded by investors, particularly since the criteria by which companies are rated for their sustainability efforts may change. Additionally, focus and activism related to sustainability matters may constrain our business operations or increase expenses, and we may face reputational damage if our corporate responsibility initiatives do not meet the standards set by various constituencies, including those of third-party providers of corporate responsibility ratings and reports. A low sustainability score could result in a negative perception of us, exclusion of our securities from consideration by certain investors and/or cause investors to reallocate their capital away from us, each of which could have an adverse impact on the price of our securities.

As we continue to integrate environmental sustainability, social responsibility and strong governance practices throughout our organization, we could also be criticized for the scope or nature of our initiatives or goals. We could also encounter reactions from governmental actors (such as anti-environmental, social and governance legislation or retaliatory legislative treatment), tenants and residents, that could have a material adverse effect on us.

We face risks related to multifamily rental antitrust, regulatory scrutiny and related litigation.

Lawsuits, government investigations and proposed legislation relating to antitrust matters in the multifamily rental market are ongoing and may impact us, whether or not we are found directly liable for an antitrust violation. For example, in November 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc., a provider of revenue management systems, numerous multifamily rental companies, and 14 owners and/or operators of multifamily housing in the District of Columbia, including JBG Associates, L.L.C., one of our subsidiaries, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data. While we intend to vigorously defend against this lawsuit, given the current stage of the District of Columbia’s lawsuit, we are unable to predict the outcome or estimate the amount of loss, if any, that may result from the lawsuit. We are also aware that governmental investigations regarding antitrust matters in the multifamily industry are ongoing. Individual classes, municipalities other than the District of Columbia or federal agencies may also bring suits against multifamily rental providers. Regardless of whether we remain named in the District of Columbia lawsuit or any other lawsuits or become the focus of any governmental investigation, we may incur substantial costs related to these lawsuits, whether as a defendant or as a third-party witness. Additionally, settlements by RealPage, Inc. or other defendants in such cases could impact the multifamily industry in ways that have an adverse effect on us. Moreover, if state and/or federal legislation regulating the use of third-party algorithmic revenue management systems by multifamily apartment rental companies is passed, the impact to us is difficult to predict. Lawsuits, government investigations and new legislation related to antitrust matters may, among other things, be costly to comply with, result in negative publicity, require significant management time and attention and subject us to remedies or burdensome requirements that adversely affect our business.

We face risks related to the real estate industry.

We are subject to significant risks related to the real estate industry, any of which could have a material adverse effect on us. These include, among other things:

●	The value of real estate fluctuates depending on conditions in the general economy and the real estate business. Additionally, adverse changes in these conditions may result in a decline in rental revenue, sales proceeds and occupancy levels at our assets and adversely impact our revenue and cash flows. If rental revenue, sales proceeds and/or occupancy levels decline, we generally would expect to have less cash available to pay indebtedness and for distribution to shareholders. In addition, some of our major expenses, including mortgage loan payments, real estate taxes and maintenance costs generally do not decline when the related rents decline.
●	The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, and our inability or the inability of our tenants to timely refinance maturing liabilities to meet liquidity needs may materially affect our financial condition and results of operations. Additionally, mortgage loan obligations expose us to risk of foreclosure and the loss of properties subject to such obligations.
●	It may be difficult to buy and sell real estate quickly, or we or potential buyers of our assets may experience difficulty in obtaining financing, which may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. Additionally, we may be unable to identify, negotiate, finance or consummate acquisitions of properties, or acquire properties on favorable terms, or at all.
●	The composition of our portfolio by asset type is likely to continue to change over time, which could expose us to different asset class risks than if our portfolio composition remained static or cause certain risks within an asset class to become more or less important as our composition changes, and we may be adversely affected by trends in the asset classes we currently own.
●	We may not be able to control the operating expenses associated with our properties, which include real estate taxes, insurance, loan payments, maintenance, and costs of compliance with governmental regulation, or our operating expenses may remain constant or increase, even if our revenue does not increase, which could have a material adverse effect on us.
●	Macroeconomic trends, including increases in inflation and interest rates, could have a material adverse effect on us, as well as our tenants, which may adversely impact our business, financial condition and results of operations.
●	We may be unable to renew leases, lease vacant space or re-let space as leases expire, or do so on favorable terms, which could have a material adverse effect on us. As of December 31, 2024, leases representing 13.5% of our share of the office and retail square footage in our Operating Portfolio were scheduled to expire in 2025 or have month-to-month terms, 4.4% were scheduled to expire in 2026, and 22.1% of our share of the office and retail square footage in our Operating Portfolio was unoccupied and not generating rent. We may find it necessary to make rent or other concessions and/or significant capital expenditures to improve our assets to retain and attract tenants.
●	We may be unable to maintain or increase our occupancy and revenue at certain multifamily, commercial and other assets due to an increase in supply, more favorable terms offered by competitors, and/or deterioration in our markets.
●	Increased affordability of residential homes and other competition for tenants of our multifamily properties could affect our ability to retain current residents of our multifamily properties, attract new ones or increase or maintain rents, which could adversely affect our results of operations and our financial condition.
●	We may from time to time be subject to litigation, which may significantly divert the attention of our officers and/or trustees and result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance, any of which could have a material adverse effect on us.

●	We own leasehold interests in certain land on which some of our assets are located. If we default under the terms of any of these ground leases, we may be liable for damages and could lose our leasehold interest in the property or our option to purchase the underlying fee interest in such asset. In addition, unless we purchase the underlying fee interests in the land on which a particular property is located, in the future, we will lose our right to operate the property or we will continue to operate it at much lower profitability, which would significantly adversely affect our results of operations. In addition, if we are perceived to have breached the terms of a ground lease, the fee owner may initiate proceedings to terminate the lease.
●	Our assets may be subject to impairment losses, which could have a material adverse effect on our results of operations.
●	Climate change, including rising sea levels, flooding, prolonged periods of extreme temperature or other extreme weather, and changes in precipitation and temperature, may result in physical damage to, or a total loss of, our assets located in areas affected by these conditions, including those in low-lying areas close to sea level, such as National Landing, and/or decreases in demand, rent from, or the value of those assets. In addition, we may incur material costs to protect these assets, including increases in our insurance premiums as a result of the threat of climate change, or the effects of climate change may not be covered by our insurance policies. Furthermore, changes in federal and state legislation and regulations on climate change could result in increased utility expenses and/or increased capital expenditures to improve the energy efficiency and reduce carbon emissions of our properties in order to comply with such regulations or result in fines for non-compliance. Any of the foregoing could have a material and adverse effect on us.

We may incur significant costs to comply with environmental laws, and environmental contamination may impair our ability to lease, develop and/or sell real estate.

Our operations and assets, and the operations of our tenants, are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health and safety. The cost to comply with such requirements may be significant and if we fail to comply with such requirements, we could be subject to significant fines. Moreover, environmental requirements have and may continue to become increasingly stringent, and our costs or operating restrictions may increase as a result. Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate, clean up, or remediate hazardous or toxic substances and petroleum products released at or from that property, or to pay for the costs of the same. The owner or operator may also be held liable to a governmental entity or to third parties for property damage, natural resources damages, or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused such release, and the liability may be joint and several. The presence of contamination or the failure to remediate contamination may (i) expose us to third-party liability (e.g., for cleanup costs, natural resource damages, bodily injury or property damage), (ii) subject our properties to liens in favor of the government for damages and costs the government incurs in connection with the contamination, (iii) result in restrictions on the manner in which a property may be used or businesses may be operated, or (iv) impair our ability to sell or lease real estate or to borrow using the real estate as collateral. To the extent we arrange for contaminated materials to be sent to other locations for treatment or disposal, we may be liable for cleanup of those sites if they become contaminated, without regard to whether we complied with environmental laws in doing so. Other laws and regulations require proper management and maintenance of any known or presumed asbestos-containing materials, can require their abatement or removal in the event of damage, demolition, renovation or remodeling, and also govern emissions of and exposure to asbestos fibers in the air. In addition, the maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (PCBs) are also regulated by federal and state laws. We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals. We may be subject to similar liabilities for activities of our predecessor companies conducted in the past. We could incur fines for environmental noncompliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or related claims arising out of environmental contamination or human exposure at or from our assets. Most of our assets have been subjected to varying degrees of environmental assessment at various times. To date, these environmental assessments have not revealed any environmental condition material to our business. However, we cannot give assurance that these environmental assessments have revealed all potential environmental liabilities, and identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, human exposure to contamination or changes in cleanup or compliance requirements could result in significant costs to us or operating restrictions on our properties. In addition, we may become subject to costs or taxes, or increases therein, associated with natural resource or energy usage (such as a "carbon tax"). These costs or taxes could increase our operating costs and decrease the cash available to pay our obligations or distribute to equity holders.

Risks Related to the Capital Markets and Related Activities

We face risks related to our common shares.

These risks include, among other things, the risk that an economic downturn or a deterioration in the capital markets may materially affect the value of our equity securities; the absence of any guarantee or certainty regarding the timing, amount, or payment of future dividends on our common shares; the risk of dilution of ownership in our company due to certain actions taken by us; the risk that future offerings of debt or preferred equity securities, which would be senior to our common shares upon liquidation, and in the case of preferred equity securities may be senior to our common shares for purposes of dividend distributions or upon liquidation, may adversely affect the per share trading price of our common shares; the risk that our repurchase program may result in our shares being less liquid than they have been in the past; and the risk that the announcement of a material change may result in a rapid and significant decline in the price of our common shares. If any of the foregoing risks materialize, it could have a material adverse effect on us.

We have a substantial amount of indebtedness, and our debt agreements include restrictive covenants and other requirements, which may limit our financial and operating activities, our future acquisition and development activities, or otherwise affect our financial condition.

As of December 31, 2024, we had $2.6 billion aggregate principal amount of consolidated debt outstanding, and our unconsolidated real estate ventures had $235.0 million aggregate principal amount of debt outstanding ($68.0 million at our share), resulting in a total of $2.7 billion aggregate principal amount of debt outstanding at our share. A portion of our outstanding debt is guaranteed by JBG SMITH LP. Our cash flow from operations may be insufficient to meet our required debt service and payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our assets or to pay the dividends currently contemplated. Additionally, our debt agreements include customary restrictive covenants, that, among other things, restrict our ability to incur additional indebtedness, to engage in material asset sales, mergers, consolidations and acquisitions, and to make capital expenditures, and some of our debt agreements also include requirements to maintain financial ratios. Our ability to borrow is subject to compliance with these and other covenants, and failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources or give possession of a property to the lender. Any of the foregoing could affect our ability to obtain additional funds as needed, or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs or to finance our future acquisition and development activities.

We may not be able to obtain capital to make investments and/or obtaining that capital could fundamentally change the composition of our portfolio.

We are primarily dependent on external capital to fund the expected growth of our business. Our access to debt or equity capital depends on the willingness of third parties to lend or make equity investments and on conditions in the capital markets generally. There can be no assurance that new capital will be available or available on acceptable terms.

Our future plans, including share repurchases and development, are capital intensive. We anticipate funding these plans through asset sales, real estate ventures with third parties, recapitalizations of assets, and public or private securities offerings, or a combination thereof. To the extent we dispose of assets to fund our development and investment plans, we may dispose of multifamily, commercial, and/or retail assets as well as land, but expect, in the current environment, to source liquidity from our multifamily assets in Washington, D.C. Depending on the type of assets we sell and extent of these sales, the composition of our portfolio could change significantly such that we may no longer be a mixed-asset real estate company, and depending on the resulting proportion of our office to multifamily assets, our portfolio may be viewed less favorably by investors and the capital markets, which could have an adverse effect on our ability to continue to raise capital to fund our business. Our development and investment plans may also require a significant amount of debt financing which subjects us to additional risks, such as rising interest rates. For information about our available sources of funds, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and the notes to the consolidated financial statements included herein.

The liquidity of our common shares may decline as a result of our continued repurchase of our common shares.

Since launching our share repurchase program in 2020 through December 31, 2024, we have repurchased and retired 56.8 million common shares, which is 38% of the common shares and OP units outstanding as of December 31, 2019, for $1.1 billion, a weighted average purchase price per share of $19.87. In February 2025, our Board of Trustees increased our common share repurchase authorization from $1.5 billion to $2.0 billion. As a result of these repurchases, the ability of holders of common shares to buy and sell their common shares may have declined and may continue to decline as a result of future repurchases.

We are subject to interest rate risk, which could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

As of December 31, 2024, $672.3 million of our outstanding consolidated debt was subject to instruments that bear interest at variable rates, and we may continue to incur indebtedness that bears interest at variable interest rates. While some of this debt is protected against interest rate increases above specified rates via interest rate cap agreements, the remainder does not benefit from such arrangements. Further, we may borrow money at variable interest rates in the future without the benefit of associated hedges and caps. With respect to these unhedged amounts, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect our cash flow and our ability to service our indebtedness and make distributions to our shareholders, which could, in turn, adversely affect the market price of our common shares. We may enter into hedging transactions to protect ourselves from the effects of interest rate fluctuations on floating rate debt. As of December 31, 2024, our hedging transactions included interest rate cap agreements, which covered $442.0 million of our outstanding consolidated debt, primarily with two counterparties, which also exposes us to counterparty risk. Interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates, which could reduce the overall returns on our investments. Moreover, there can be no assurance that our hedging arrangements will qualify as highly effective hedges under applicable accounting standards. Furthermore, should we desire to terminate a hedging agreement, there could be significant costs and cash requirements. Additionally, we are required to maintain interest rate cap agreements under certain of our variable rate debt agreements. Renewing, extending or entering into new interest rate cap agreements in a rising and volatile interest rate environment may cause us to incur significant upfront costs. Finally, the REIT provisions of the Code impose certain restrictions on our ability to use hedges, swaps and other types of derivatives to hedge our liabilities. Any of the foregoing could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

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

Members of our senior management and certain trustees have an ownership interest in the JBG Legacy Funds and own carried interests in each fund and in certain of our real estate ventures that entitle them to receive additional compensation if the fund or real estate venture achieves certain return thresholds. Additionally, in the future, we may elect to assign to certain employees a percentage of third-party fees, carried interests or other equity interests in certain assets, joint ventures or other real estate ventures. As a result, such employees could be incentivized to spend time and effort maximizing the cash flow from the assets being retained by the JBG Legacy Funds or other relevant real estate ventures in which they have an ownership or other interest, including through sales of assets, which may, for example, accelerate payments of the carried interest but would reduce the asset management and other fees that would otherwise be payable to us with respect to the JBG Excluded Assets. These actions could adversely impact our results of operations and cash flow. Other potential conflicts of interest may arise with the JBG Legacy Funds or other relevant real estate ventures if we engage in direct transactions or compete for tenants. For example, we have entered, and in the future may enter into transactions with the JBG Legacy Funds, such as purchasing assets from them. Any such transaction creates a conflict of interest as a result of our management team's interests on both sides of the transaction because we manage the JBG Legacy Funds and because members of our management and Board of Trustees own interests in the general partner or other managing entities of the JBG Legacy Funds. Any of the above-described conflicts of interest could have a material adverse effect on us.

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in shareholder dilution and limit our ability to sell or refinance such assets.

In the future, we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in JBG SMITH LP, which may result in shareholder dilution through the issuance of OP Units that may be exchanged for common shares. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct (as compared to a transaction where we do not inherit the contributor's tax basis but acquire tax basis equal to the value of the consideration exchanged for the property) until the OP Units issued in such transactions are redeemed for cash or converted into common shares. While no such protection arrangements existed as of December 31, 2024, in the future we may agree to protect the contributors' ability to defer recognition of taxable gain through restrictions on our ability to dispose of, or refinance the debt on, the acquired properties for specified periods of time. Similarly, we may be required to incur or maintain debt we would otherwise not incur or maintain so that we can allocate the debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms that would be favorable absent such restrictions.

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

Provisions of MGCL could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that might involve a premium price for our common shares or that our shareholders might otherwise believe to be in their best interest. Provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of common shares with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

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

As permitted by the MGCL, we have elected to opt out of the business combination and control share provisions of the MGCL. However, we cannot assure you that our Board of Trustees will not opt to be subject to such provisions of the MGCL in the future, including opting to be subject to such provisions retroactively.

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

As permitted by MGCL, under our declaration of trust, trustees and officers shall not be liable to us and our shareholders for money damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or services; or a final judgment based upon a finding of active and deliberate dishonesty by the trustee or officer that was material to the cause of action adjudicated. In addition, our declaration of trust and indemnification agreements require us to indemnify our trustees and officers (in some cases, without requiring a preliminary determination of the trustee's or officer's ultimate entitlement to indemnification) for actions taken by them in those and certain other capacities to the maximum extent permitted by MGCL. The Maryland REIT law permits a real estate investment trust to indemnify and advance expenses to its trustees, officers, employees and agents to the same extent as permitted by the MGCL for directors and officers of a Maryland corporation. Generally, MGCL permits a Maryland corporation to indemnify its present and former directors and officers except in instances where the person seeking indemnification acted in bad faith or with active and deliberate dishonesty, actually received an improper personal benefit in money, property or services or, in the case of a criminal proceeding, had reasonable cause to believe that his or her actions were unlawful. Under MGCL, a Maryland corporation also may not indemnify a director or officer in a suit by or in the right of the corporation in which the director or officer was adjudged liable to the corporation or for a judgment of liability on the basis that a personal benefit was improperly received. A court may order indemnification if it determines that the director or officer is fairly and reasonably entitled to indemnification, even though the director or officer did not meet the prescribed standard of conduct; however, indemnification for an adverse judgment in a suit by us or in our right, or for a judgment of liability on the basis that personal benefit was improperly received, is limited to expenses. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist. Accordingly, if actions taken in good faith by any of our trustees or officers impede the performance of our company, our shareholder’s ability to recover damages from such trustee or officer will be limited.

Risks Related to Our Status as a REIT

We may fail to qualify or remain qualified as a REIT and may be required to pay income taxes at corporate rates.

Although we believe that we are organized and intend to operate to qualify as a REIT for federal income tax purposes, we may fail to remain so qualified. Qualification and taxation as a REIT are governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations and depend on various facts and circumstances that are not entirely within our control. If, with respect to any taxable year, we fail to maintain our qualification as a REIT and do not qualify under the relevant statutory relief provisions, we would have to pay federal income tax on our taxable income at regular corporate rates, could not deduct our distributions in determining our taxable income subject to tax, and would possibly also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the nondeductible 1% excise tax on certain stock repurchases. If we had to pay federal income tax, the amount of money available to distribute to shareholders and pay our indebtedness would be reduced for the year or years involved, and we would not be required to make distributions to shareholders in that taxable year and in future years until we again were able to qualify as a REIT. In addition, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless we were entitled to relief under the relevant statutory provisions. Our REIT status is also dependent upon the REIT qualification of any REIT subsidiary in which we invest.

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

Changes in tax laws could negatively impact us.

U.S. federal income tax laws governing REITs and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. Changes to the U.S. federal income tax laws, including the possibility of major tax legislation, could have a material and adverse effect on us or our shareholders. We cannot predict whether, when, to what extent or with what effective dates new U.S. federal tax laws, regulations, interpretations or rulings will be issued. Prospective investors are urged to consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our shares.

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

In particular, information included under "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. Such factors include:

●	the economic health and public safety climate of the greater Washington Metro region and our geographic concentration therein, particularly our concentration in National Landing;
●	decreases in demand for office space in the Washington, D.C. metropolitan area, particularly with respect to our two largest tenants, Amazon and the federal government;
●	the amount and timing of Amazon’s investments in National Landing and revenue we receive from them currently and may receive in the future;
●	whether any or all of the other three demand drivers discussed above will fail to materialize;
●	reductions in or actual or threatened changes to the timing of federal government spending;
●	changes in general political, regulatory, economic, public safety and competitive conditions and specific market conditions;
●	the risks associated with real estate development and redevelopment, including unanticipated expenses, delays and other contingencies;
●	the risks associated with the acquisition, disposition and ownership of real estate in general and our real estate assets in particular;
●	the ability to control our operating expenses;
●	the risks related to co-investments in real estate ventures and partnerships, including the ability to source joint venture capital for our development pipeline;
●	the ability to renew leases, lease vacant space, re-let space as leases expire, or strategically take buildings out of service, and to do so on favorable terms;
●	the economic health of our tenants;
●	fluctuations in interest rates;
●	the liquidity of our common shares;
●	the supply of competing properties and competition in the real estate industry generally;
●	the availability and terms of financing and capital and the general volatility of securities markets;
●	the risks associated with mortgage loans and other indebtedness;
●	compliance with applicable laws, including those concerning the environment and access by persons with disabilities;
●	the ability to meet certain environmental targets;
●	increased investor and government focus and activism (both positive and negative) related to sustainability and social responsibility matters;

●	terrorist attacks, acts of violence and the occurrence of cyber incidents or system failures;
●	the ability to maintain key personnel;
●	failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and
●	other factors discussed under the caption "Risk Factors."

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

ITEM 1C. CYBERSECURITY

Strategy and Risk Management

To mitigate cybersecurity risks we have adopted a process of continuous improvement and adaptation to the ever-changing threat landscape. As part of this process, we engage with industry-leading managed security service providers to supplement our efforts in preventing, identifying and responding to cybersecurity threats. Our information technology operations, information security processes and CIRP are generally aligned with the National Institute of Standards and Technology’s framework.

We have adopted a cloud-first strategy which is a foundational element to our overall cybersecurity posture. For essential systems, we utilize SaaS-based software partners who annually conduct Statement on Standards for Attestation Engagements SOC 1 or SOC 2 assessments, as appropriate, based on functional use within our company. Based on the nature of services provided by our technology partners, our third-party risk management process may include:

●	Reviewing cybersecurity practices of such provider;
●	Contractually obligating the provider to share detailed results of cybersecurity assessments on an annual basis;
●	Contractually obligating the provider to make us aware of significant cybersecurity related incidents; and
●	Coordinating independent security assessments with the provider utilizing our own resources.

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

We seek to mitigate cybersecurity risks we identify through a variety of methods, including:

●	When practical and necessary, we patch vulnerabilities that are identified.

●	We deploy endpoint detection and monitoring technologies to identify potential cybersecurity incidents, which have capabilities to automatically isolate and terminate vulnerabilities.
●	We utilize industry leading tools and controls for user management, authentication, and privileged access management.
●	We back up our systems and data to mitigate the impact of a cybersecurity event that would impact our ability to operate or result in the loss of data.
●	We partner with strategic managed cybersecurity service providers to supplement the capabilities of our internal team.
●	We periodically test, evaluate and refine our CIRP in response to identified risks.
●	To manage the third-party cybersecurity risk introduced by our cloud-first strategy, we have implemented a due diligence process for new software partners as well as an annual review process for essential SaaS system partners.
●	We conduct cybersecurity awareness training annually and simulated phishing campaigns no less than quarterly to test and educate our employees.

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

Risks, Threats and Material Incidents

As of December 31, 2024, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition. However, we and our third-party providers have been the target of cybersecurity threats and expect them to continue. Notwithstanding the extensive approach we take to address cybersecurity, there can be no assurance that our cybersecurity efforts and measures will be effective or that attempted cybersecurity incidents or disruptions would not be successful or damaging. See Item 1A “Risk Factors” - Risks Related to Our Business and Operations - The occurrence of cyber incidents, or a deficiency in our cybersecurity, or the cybersecurity of our service providers, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, regulatory enforcement and other legal proceedings, and/or damage to our business relationships, all of which could negatively impact our financial results.

ITEM 2. PROPERTIES

Note on presentation of "at share" information. We present certain financial information and metrics "at JBG SMITH Share," which is calculated on an entity-by-entity basis, but exclude our 10.0% subordinated interest in one commercial building and our 33.5% subordinated interest in four commercial buildings, as well as the associated non-recourse mortgage loans, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures, and we have not guaranteed their obligations or otherwise committed to providing financial support. "At JBG SMITH Share" information, which we also refer to as being "at share," "our pro rata share" or "our share," is not, and is not intended to be, a presentation in accordance with GAAP. Because as of December 31, 2024, 6.3% of our assets, as measured by total square feet, was held through real estate ventures in which we own less than 100% of the ownership interest, we believe this form of presentation, which includes our economic interests in the unconsolidated real estate ventures, provides investors important information regarding a significant component of our portfolio, its composition, performance and capitalization. We classify our portfolio as "operating," "under-construction," or "development pipeline."

The following tables provide information about our multifamily, commercial and development pipeline portfolios as of December 31, 2024. Many of our assets in the development pipeline are adjacent to or an integrated component of operating multifamily or commercial assets in our portfolio. A number of our assets included in the following tables are held through real estate ventures with third parties or are subject to ground leases. In addition to other information, the following tables indicate our percentage ownership, whether the asset is consolidated or unconsolidated, and whether the asset is subject to a ground lease.

Multifamily Assets

				Number	Total		Multifamily
	%		Same Store (2):	of	Square	%	%	Retail %
Multifamily Assets	Ownership	C/U (1)	YTD 2023-2024	Units	Feet	Leased	Occupied	Occupied

National Landing
RiverHouse Apartments	100.0%	C	Y	1,676	1,326,219	96.9%	95.9%	100.0%
The Bartlett	100.0%	C	Y	699	619,372	96.8%	94.7%	100.0%
220 20th Street	100.0%	C	Y	265	271,476	97.0%	95.8%	100.0%
2221 S. Clark Street - Residential	100.0%	C	Y	216	96,948	61.1%	53.6%	—

D.C.
West Half	100.0%	C	Y	465	385,372	94.4%	92.3%	90.7%
The Wren	100.0%	C	Y	433	332,682	95.4%	93.5%	100.0%
The Batley	100.0%	C	Y	432	300,388	97.0%	96.1%	—
WestEnd25	100.0%	C	Y	283	273,264	97.2%	95.8%	—
F1RST Residences	100.0%	C	Y	325	270,928	94.9%	93.5%	100.0%
Atlantic Plumbing	100.0%	C	Y	310	245,228	96.8%	94.5%	97.3%
1221 Van Street	100.0%	C	Y	291	225,592	96.3%	93.8%	100.0%
901 W Street	100.0%	C	Y	161	154,379	94.7%	95.0%	74.5%
900 W Street	100.0%	C	Y	95	71,050	82.1%	33.7%	—

MD
8001 Woodmont (4)	100.0%	C	Y	322	363,947	94.1%	93.2%	100.0%

Total / Weighted Average (3)				5,973	4,936,845	96.2%	94.8%	96.0%

Recently Delivered
National Landing
Reva	100.0%	C	N	471	324,188	65.5%	62.6%	27.9%
The Grace	100.0%	C	N	337	311,903	71.8%	66.2%	66.8%
Total / Weighted Average				808	636,091	68.6%	64.1%	52.9%

Operating - Total / Weighted Average (3)				6,781	5,572,936	92.9%	91.0%	90.0%

Under-Construction
National Landing
2000/2001 South Bell Street	100.0%	C		775	580,966
Total				7,556	6,153,902

Totals at JBG SMITH Share (3)
National Landing				2,856	2,314,015	96.9%	95.6%	100.0%
D.C.				2,795	2,258,883	95.8%	94.2%	94.5%
MD				322	363,947	94.1%	93.2%	100.0%
In-service assets				5,973	4,936,845	96.2%	94.8%	96.0%
Recently delivered assets				808	636,091	68.6%	64.1%	52.9%
Operating - Total / Weighted Average				6,781	5,572,936	92.9%	91.0%	90.0%
Under-construction assets				775	580,966

Note:   At 100% share, unless otherwise noted.

(1)	"C" denotes a consolidated interest and "U" denotes an unconsolidated interest.
(2)	"Y" denotes an asset as same store and "N" denotes an asset as non-same store.
(3)	2221 S. Clark Street - Residential and 900 W Street are excluded from percent leased and percent occupied metrics as they are operated as short-term rental properties.
(4)	Classified as held for sale in our consolidated balance sheet as of December 31, 2024.

Commercial Assets

				Total
	%		Same Store (2):	Square	%	Office %	Retail %
Commercial Assets	Ownership	C/U (1)	YTD 2023-2024	Feet	Leased	Occupied	Occupied

National Landing
1550 Crystal Drive (3)	100.0%	C	Y	554,888	89.2%	86.7%	99.7%
2121 Crystal Drive	100.0%	C	Y	509,869	68.6%	68.3%	100.0%
2345 Crystal Drive	100.0%	C	Y	499,635	47.3%	46.7%	74.3%
2231 Crystal Drive	100.0%	C	Y	468,371	75.2%	72.5%	97.4%
2011 Crystal Drive	100.0%	C	Y	441,057	68.0%	57.0%	-
2451 Crystal Drive	100.0%	C	Y	402,375	84.0%	83.8%	92.6%
241 18th Street S. (3)	100.0%	C	Y	334,091	89.9%	89.9%	-
201 12th Street S.	100.0%	C	Y	329,687	97.0%	96.8%	100.0%
251 18th Street S. (3)	100.0%	C	Y	300,319	99.0%	90.9%	53.2%
1901 South Bell Street	100.0%	C	Y	274,912	32.2%	32.2%	-
1770 Crystal Drive	100.0%	C	Y	273,787	98.3%	100.0%	67.8%
200 12th Street S.	100.0%	C	Y	202,761	52.8%	52.8%	-
Crystal Drive Retail (3)	100.0%	C	Y	42,938	90.1%	-	90.1%
1235 S. Clark Street	100.0%	C	Y	384,674	73.4%	69.9%	97.8%
1215 S. Clark Street	100.0%	C	Y	336,159	99.6%	100.0%	44.5%
1225 S. Clark Street	100.0%	C	Y	276,223	98.4%	99.2%	80.9%

Other
800 North Glebe Road	100.0%	C	Y	305,006	83.0%	82.1%	92.4%
One Democracy Plaza (4) (5)	100.0%	C	Y	213,171	87.0%	86.9%	100.0%
4747 Bethesda Avenue (6)	20.0%	U	Y	300,535	100.0%	100.0%	100.0%
1101 17th Street	55.0%	U	Y	210,134	80.8%	80.0%	82.8%

Operating - Total / Weighted Average				6,660,592	79.4%	77.4%	91.5%

Operating - Total / Weighted Average at JBG SMITH Share				6,325,604	78.6%	76.5%	91.4%

Note:    At 100% share, unless otherwise noted.

(1)	"C" denotes a consolidated interest and "U" denotes an unconsolidated interest.
(2)	"Y" denotes an asset as same store and "N" denotes an asset as non-same store.
(3)	The following assets contain space that is held for development or not otherwise available for lease. This out-of-service square footage is excluded from square feet, leased and occupancy metrics in the above table.

		Not Available
Commercial Asset	In-Service	for Lease
1550 Crystal Drive	554,888	4,281
241 18th Street S.	334,091	28,308
251 18th Street S.	300,319	39,211
Crystal Drive Retail *	42,938	86,242
2221 S. Clark Street - Office	—	35,182
* Includes 72,215 SF of not available to lease space from the asset formerly known as Crystal City Shops at 2100.
(4)	Asset is subject to a ground lease through 2084, where we are the lessee.
(5)	Not Metro-served.
(6)	Includes our corporate office lease for approximately 84,400 square feet.

Development Pipeline

						Estimated
	%	Estimated Potential Development Density (SF)				Number of
Asset	Ownership	Total	Multifamily	Office	Retail	Units

National Landing
1415 S. Eads Street	100.0%	538,000	533,800	—	4,200	570
3330 Exchange Avenue	50.0%	239,800	216,400	—	23,400	240
3331 Exchange Avenue	50.0%	180,600	164,300	—	16,300	170
RiverHouse Land	100.0%	2,046,900	2,020,500	—	26,400	1,515
Potomac Yard Landbay F/G/H	50.0% / 100.0%	1,846,000	944,000	844,000	58,000	765
2250 Crystal Drive	100.0%	696,200	681,300	—	14,900	825
2100/2200 Crystal Drive Land	100.0%	565,000	565,000	—	—	530
223 23rd Street	100.0%	492,100	484,100	—	8,000	610
2525 Crystal Drive	100.0%	373,000	370,000	—	3,000	370
1901 South Bell Street Land (1)	100.0%	265,000	265,000	—	—	170
101 12th Street S.	100.0%	239,600	—	234,400	5,200	—
1800 South Bell Street	100.0%	311,000	—	307,000	4,000	—
D.C.
Gallaudet Parcel 2-3 (2)	100.0%	819,100	758,200	—	60,900	820
Gallaudet Parcel 4 (2)	100.0%	644,200	605,200	—	39,000	645
Capitol Point - North	100.0%	451,400	434,100	—	17,300	470
Other Development Parcels (3)		1,248,100	142,200	1,105,900	—	—

Total		10,956,000	8,184,100	2,491,300	280,600	7,700

Totals at JBG SMITH Share
National Landing		6,807,100	5,729,100	963,400	114,600	5,235
D.C.		2,107,000	1,840,200	149,600	117,200	1,935
		8,914,100	7,569,300	1,113,000	231,800	7,170

Note:   At 100% share, unless otherwise noted.

(1)	Currently encumbered by an operating commercial asset.
(2)	Controlled through an option to acquire a leasehold interest.
(3)	Comprises four assets in which we have a minority interest.

Major Tenants

The following table sets forth information for our 10 largest tenants by annualized rent for the year ended December 31, 2024:

		At JBG SMITH Share
				Annualized	% of Total
	Number of	Square	% of Total	Rent	Annualized
Tenant	Leases	Feet	Square Feet	(In thousands)	Rent
GSA	31	1,479,379	28.8%	$57,696	25.2%
Amazon	3	357,339	7.0%	16,622	7.2%
Lockheed Martin Corporation	2	207,095	4.0%	10,276	4.5%
Accenture Federal Services LLC	2	123,706	2.4%	5,635	2.5%
Public Broadcasting Service	1	120,328	2.3%	5,099	2.2%
Whole Foods Market Group Inc	3	98,625	1.9%	3,857	1.7%
American Diabetes Association	1	80,998	1.6%	3,818	1.7%
Booz Allen Hamilton Inc	2	69,328	1.3%	3,427	1.5%
National Consumer Cooperative	1	65,736	1.3%	3,310	1.4%
SAIC	3	62,963	1.2%	3,147	1.4%
Total	49	2,665,497	51.8%	$112,887	49.3%

Note: Includes all leases as of December 31, 2024 for which a tenant has taken occupancy for office and retail space within our Operating Portfolio.

Lease Expirations

The following table sets forth as of December 31, 2024 the scheduled expirations of tenant leases in our Operating Portfolio for each year from 2025 through 2033 and thereafter:

		At JBG SMITH Share

					% of
			% of	Annualized	Total	Annualized
	Number of	Square	Total	Rent (1)	Annualized	Rent Per
Year of Lease Expiration	Leases	Feet	Square Feet	(In thousands)	Rent	Square Foot (1)
Month-to-Month	16	209,018	4.1%	$8,556	3.7%	$40.93
2025	61	482,812	9.4%	21,807	9.5%	45.17
2026	46	227,098	4.4%	11,385	5.0%	50.13
2027	38	534,998	10.4%	25,776	11.2%	48.18
2028	30	386,841	7.5%	18,004	7.8%	46.54
2029	27	242,552	4.7%	11,370	5.0%	46.87
2030	28	603,032	11.7%	29,194	12.7%	48.41
2031	26	561,912	10.9%	21,661	9.4%	38.55
2032	18	651,033	12.7%	26,138	11.4%	40.15
2033	26	344,046	6.7%	14,964	6.5%	49.07
Thereafter	48	896,786	17.5%	40,533	17.8%	45.20
Total / Weighted Average	364	5,140,128	100.0%	$229,388	100.0%	$44.97

Note:  Includes all leases as of December 31, 2024 for which a tenant has taken occupancy for office and retail space within our Operating Portfolio and assuming no exercise of renewal options or early termination rights. The weighted average remaining lease term for the entire portfolio is 5.8 years.

(1)	Annualized rent and annualized rent per square foot exclude percentage rent and the square footage of tenants that only pay percentage rent.

ITEM 3. LEGAL PROCEEDINGS

In November 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc., a provider of revenue management systems, numerous multifamily rental companies, and 14 owners and/or operators of multifamily housing in the District of Columbia, including JBG Associates, L.L.C., one of our subsidiaries, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data. While we intend to vigorously defend against this lawsuit, given the current stage of the District of Columbia’s lawsuit, we are unable to predict the outcome or estimate the amount of loss, if any, that may result from the lawsuit. While we do not believe that these proceedings will have a material adverse effect on our financial condition, we cannot give assurance that the proceedings will not have a material effect on our results of operations or cash flows in the event of a negative outcome.

There are various other legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common shares trade under the symbol "JBGS." On February 14, 2025, there were 763 holders of record of our common shares. This number does not reflect individuals or other entities who hold their shares in "street name."

Dividends declared for the year ended December 31, 2024, totaled $0.875 per common share (five distributions of $0.175 per common share). Dividends declared for the year ended December 31, 2023, totaled $0.675 per common share (quarterly dividends of $0.225 per common share for the first three quarters of 2023). Dividends declared for the year ended December 31, 2022, totaled $0.90 per common share (quarterly dividends of $0.225 per common share). Future dividends will be declared at the discretion of our Board of Trustees and will depend upon cash generated by our operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as our Board of Trustees deems relevant. To qualify for the beneficial tax treatment accorded to REITs under the Code, we are currently required to make distributions to holders of our shares in an amount equal to at least 90% of our REIT taxable income as defined in Section 857 of the Code.

The annual distribution amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder's basis in the shareholder's shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder's basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder's shares. No assurances can be given regarding what portion, if any, of distributions in 2025 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, the capital gain dividends are generally taxable to the shareholder as long-term capital gains.

Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return of our common shares, the S&P MidCap 400 Index and the FTSE Nareit Equity Office Index, from December 31, 2019, through December 31, 2024. The comparison assumes $100 was invested on December 31, 2019 in our common shares and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the FTSE Nareit Equity Office Index because we believe that it is representative of the industry in which we compete and is relevant to an assessment of our performance. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

TOTAL RETURN PERFORMANCE
INDEX VALUE
165
145
125
105
85
65
45
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
JBG SMITH Properties
S&P MidCap 400 Index
FTSE NAREIT Equity Office Index

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
JBG SMITH Properties	100.00	80.78	76.41	52.69	49.46	47.23
S&P MidCap 400 Index	100.00	113.66	141.80	123.28	143.54	163.54
FTSE Nareit Equity Office Index	100.00	81.56	99.51	62.07	63.34	76.95

Sales of Unregistered Shares

During the year ended December 31, 2024, we did not sell any unregistered securities.

Repurchases of Equity Securities

The following is a summary of common shares repurchased:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under the Plan Or Programs
October 1, 2024 - October 31, 2024	-	$-	-	$372,862,091
November 1, 2024 - November 30, 2024	153,843	15.58	153,843	370,462,409
December 1, 2024 - December 31, 2024	-	-	-	370,462,409
Total for the three months ended December 31, 2024	153,843	15.58	153,843
Total for the year ended December 31, 2024	10,927,343	15.60	10,927,343
Program total since inception in March 2020 (1)	56,801,346	19.87	56,801,346
(1)	During the first quarter of 2025, through February 14, 2025, we repurchased and retired 2.1 million common shares for $32.3 million, a weighted average purchase price per share of $15.15, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

In June 2022, our Board of Trustees authorized the repurchase of up to $1.0 billion of our outstanding common shares, and in May 2023, increased the authorized repurchase amount to $1.5 billion. In February 2025, our Board of Trustees increased our common share repurchase authorization to $2.0 billion. Purchases under the program are made either in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to economic and market conditions, share price, applicable legal requirements and other factors. The program may be suspended or discontinued at our discretion without prior notice.

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

Organization and Basis of Presentation

JBG SMITH, a Maryland real estate investment trust, owns, operates and develops mixed-use properties concentrated in amenity-rich, Metro-served submarkets in and around Washington, D.C., most notably National Landing, that we believe have long-term growth potential and appeal to residential, office and retail tenants. Through an intense focus on placemaking, JBG SMITH cultivates vibrant, highly amenitized, walkable neighborhoods throughout the Washington, D.C. metropolitan area. Approximately 75.0% of our holdings are in the National Landing submarket in Northern Virginia, which is anchored by four key demand drivers: Amazon's headquarters; Virginia Tech's $1 billion Innovation Campus; proximity to the Pentagon; and our placemaking initiatives and public infrastructure improvements. In addition, our third-

party real estate services business provides fee-based real estate services. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH LP.

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

Our three operating and reportable segments are multifamily, commercial and third-party real estate services.

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

Overview

As of December 31, 2024, our Operating Portfolio consisted of 38 operating assets comprising 16 multifamily assets totaling 6,781 units (6,781 units at our share), 20 commercial assets totaling 6.7 million square feet (6.3 million square feet at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have one under-construction multifamily asset with 775 units (775 units at our share) and 19 assets in our development pipeline totaling 11.0 million square feet (8.9 million square feet at our share) of estimated potential development density.

We continue to implement our comprehensive plan to reposition our holdings in National Landing by executing a broad array of Placemaking strategies. Our Placemaking includes the delivery of new multifamily assets, the delivery of redeveloped and new office assets subject to demand therefor, amenity retail, and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. In keeping with our dedication to Placemaking, each new project is intended to contribute to an authentic and distinct neighborhood by creating a vibrant street environment with robust retail offerings and other amenities, including improved public spaces. To that end, we saw the delivery of two placemaking projects, Water Park and Surreal in 2023. In 2024, we delivered The Grace and Reva with 808 multifamily units and approximately 38,000 square feet of retail space. We expect to deliver 2000/2001 South Bell Street, a 775-unit multifamily asset comprising two towers, Valen and The Zoe with ground floor retail, in 2025. Additionally, in 2024, we started construction on a new office amenity hub at 2011 Crystal Drive that, along with a repositioning of the asset itself, brings a large scale externally managed meeting and conference facility, two elevated food and beverage offerings, and an activated public lobby.

Outlook

A fundamental component of our strategy to maximize long-term NAV per share is thoughtful capital allocation. We evaluate development, disposition, share repurchases and other investment decisions based on how they may impact long-term NAV per share. We intend to continue to opportunistically sell or recapitalize assets (which may be multifamily, commercial and/or retail assets) as well as land sites where a ground lease or joint venture execution may represent the most attractive path to maximizing value. As long as we believe our share price does not reflect the underlying, intrinsic value of our business, as we do now, we expect to continue repurchasing shares through our share repurchase plan (which has a capacity of approximately $838 million as of February 14, 2025) and to fund such repurchases through such asset sales or recapitalizations. In a climate where office assets are near cyclical lows with limited liquidity, we intend in the near term to focus on sourcing liquidity from multifamily assets, specifically our multifamily assets in Washington, D.C. where our holdings are less concentrated. Recycling these assets will also further advance our strategy to concentrate our portfolio in National Landing.

Our in-service multifamily portfolio, which refers to operating assets that are at or above 90% leased or have been operating and collecting rent for more than 12 months as of December 31, 2024, was 94.8% occupied as of December 31, 2024, an increase of 10 basis points as compared to December 31, 2023. During the fourth quarter of 2024, we increased effective rents, which represent the average change in rental rates versus expiring rental rates net of concessions, by 0.8% for new leases and 4.6% upon renewal while achieving a 60.0% renewal rate across our portfolio. Our recently delivered assets, The Grace and Reva, began leasing in January 2024 with move-ins commencing in February 2024 and delivery of all remaining units in the second quarter of 2024, were 68.6% leased as of December 31, 2024. We expect that interest expense will increase as we deliver 2000/2001 South Bell Street and cease capitalizing the related interest.

Our office portfolio occupancy as of December 31, 2024 of 76.5% decreased by 840 basis points as compared to December 31, 2023. Although the office market continues to experience headwinds, we have seen some favorable trends in leasing activity with businesses and the federal government asking employees to return to the office. We anticipate approximately 259,000 square feet (approximately $11.0 million of annualized rent) will be vacated in National Landing in the first half of 2025. Our efforts to re-lease certain spaces will be targeted toward buildings with long-term viability where we can concentrate occupancy. We have taken approximately 618,000 office square feet out of service this year at 1800 South Bell Street, 2100 Crystal Drive and 2200 Crystal Drive. Additionally, we plan to take 1901 South Bell Street, a commercial asset with 274,912 square feet, out of service. With the objective of ultimately reducing our competitive office inventory in National Landing, we expect to help foster a healthier long-term office market while repurposing older, underutilized buildings for redevelopment or conversion to multifamily housing, hospitality or other complimentary uses that will support a vibrant mixed-use environment.

We continue to advance the design and entitlement of our 11.0 million square feet (8.9 million square feet at our share) of estimated potential development density in our development pipeline and intend to look to source joint venture capital as a means of funding these developments as market conditions permit.

Operating Results

Highlights of operating results for the year ended December 31, 2024 included:

●	net loss attributable to common shareholders of $143.5 million, or $1.65 per diluted common share, compared to $80.0 million, or $0.78 per diluted common share, for 2023;
●	third-party real estate services revenue, including reimbursements, of $69.5 million compared to $92.1 million for 2023;
●	in-service operating multifamily portfolio leased and occupied percentages (1) at our share of 96.2% and 94.8% compared to 96.0% and 94.7% as of December 31, 2023;
●	operating commercial portfolio leased and occupied percentages at our share of 78.6% and 76.5% compared to 86.3% and 84.9% as of December 31, 2023;
●	the leasing of 614,000 square feet at our share, at an initial rent (2) of $46.79 per square foot and a GAAP-basis weighted average rent per square foot (3) of $47.53; and

●	an increase in same store (4) NOI of 1.3% to $267.7 million compared to $264.2 million for 2023.
(1)	2221 S. Clark Street - Residential and 900 W Street are excluded from leased and occupied percentages as they are operated as short-term rental properties.
(2)	Represents the cash basis weighted average starting rent per square foot, which excludes free rent, fixed escalations and percentage rent.
(3)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations, but excluding the effect of percentage rent.
(4)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the year ended December 31, 2024 included:

●	the sale of North End Retail, Fort Totten Square and 2101 L Street. See Note 3 to the consolidated financial statements for additional information;
●	the sale of Central Place Tower by one of our unconsolidated real estate ventures. See Note 5 to the consolidated financial statements for additional information;
●	net borrowings of $23.0 million under our revolving credit facility;
●	the refinancing of the mortgage loan collateralized by The Grace and Reva. See Note 10 to the consolidated financial statements for additional information;
●	the repayment of mortgage loans totaling $204.2 million. See Note 10 to the consolidated financial statements for additional information;
●	the one-year extension of the maturity date of the Tranche A-1 Term Loan to January 2026;
●	the payment of dividends totaling $62.0 million and distributions to our noncontrolling interests of $11.6 million;
●	the purchase of the ground lessees’ interests in 1900 Crystal Drive and 2000/2001 South Bell Street for $49.4 million;
●	the repurchase and retirement of 10.9 million of our common shares for $170.7 million, a weighted average purchase price per share of $15.60; and
●	the investment of $218.0 million in development costs, construction in progress and real estate additions.

Activity subsequent to December 31, 2024 included:

●	the increase by our Board of Trustees of our common share repurchase authorization to $2.0 billion; and
●	the repurchase and retirement of 2.1 million common shares for $32.3 million, a weighted average purchase price per share of $15.15, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

Sensitivity of Estimate to Change: While our methodology did not change in 2024, to the extent the estimates and assumptions in our discounted cash flow models used to value our buildings or our projections of land value change due to market conditions or other factors, our estimated fair values may be different and such differences could be material to our consolidated financial statements.

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

Sensitivity of Estimate to Change: While our methodology did not change in 2024, if our estimates of future cash flows, anticipated holding periods, asset strategy or fair values change, based on market conditions, anticipated selling prices or other factors, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates, capitalization and discount rates, and capital requirements that could differ materially from actual results. Longer anticipated holding periods for real estate assets directly reduce the likelihood of recording an impairment loss. If there is a change in the strategy for an asset or if market conditions dictate a shorter holding period, an impairment loss may be recognized, and such loss could be material.

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

Sensitivity of Estimate to Change: While our methodology did not change in 2024, if our cash flow projections or our evaluation of qualitative factors change, based on market conditions or other factors, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. Cash flow projections are subjective and are based, in part, on assumptions regarding expected future operating income, trends and prospects, anticipated holding periods, as well as the effects of demand, competition and other factors that could differ materially from actual results. If our assessment that an impairment is other-than-temporary changes, it could result in an impairment loss that could be material to our consolidated financial statements.

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

Judgments and Uncertainties: We periodically evaluate the collectability of amounts due from tenants and recognize an adjustment to property rental revenue for accounts receivable and deferred rent receivable if we conclude it is not probable, we will collect the remaining lease payments under the lease agreements. We exercise judgment in assessing the probability of collection and consider payment history, current credit status and economic outlook in making this determination.

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

Results of Operations

The following section discusses certain line items from our consolidated statements of operations and the year-to-year comparisons between 2024 and 2023. Discussions of the year-to-year comparisons between 2023 and 2022 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024.

In 2024, we sold North End Retail, Fort Totten Square and 2101 L Street. In 2023, we sold an 80.0% interest in 4747 Bethesda Avenue to an unconsolidated real estate venture, and we sold Falkland Chase, 5 M Street Southwest, Crystal City Marriott and Capital Point-North-75 New York Avenue. We collectively refer to these assets as the "Disposed Properties" in the discussion below. Additionally, during 2024, we began leasing The Grace and Reva, and we took 1800 South Bell Street, 2100 Crystal Drive and 2200 Crystal Drive out of service.

Comparison of the Year Ended December 31, 2024 to 2023

The following summarizes certain line items from our consolidated statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the year ended December 31, 2024 compared to the same period in 2023:

	Year Ended December 31,
	2024	2023	% Change

	(Dollars in thousands)
Property rental revenue	$456,950	$483,159	(5.4)%
Third-party real estate services revenue, including reimbursements	69,465	92,051	(24.5)%
Depreciation and amortization expense	208,180	210,195	(1.0)%
Property operating expense	146,609	144,049	1.8%
Real estate taxes expense	52,606	57,668	(8.8)%
General and administrative expense:
Corporate and other	58,790	54,838	7.2%
Third-party real estate services	74,264	88,948	(16.5)%
Loss from unconsolidated real estate ventures, net	7,122	26,999	(73.6)%
Interest and other income, net	11,598	15,781	(26.5)%
Interest expense	134,068	108,660	23.4%
Gain (loss) on the sale of real estate, net	(2,753)	79,335	(103.5)%
Gain (loss) on extinguishment of debt	9,235	(450)	*
Impairment loss	55,427	90,226	(38.6)%

*  Not meaningful.

Property rental revenue decreased by $26.2 million, or 5.4%, to $457.0 million in 2024 from $483.2 million in 2023. The decrease was primarily due to a $35.7 million decrease in revenue from our commercial assets, partially offset by a $10.2 million increase in revenue from our multifamily assets. The decrease in revenue from our commercial assets was primarily due to a $17.9 million decrease related to assets taken out of service during 2024, an $8.1 million decrease related to the Disposed Properties and lower occupancy across the portfolio. The increase in revenue from our multifamily assets was primarily due to a $9.9 million increase related to The Grace and Reva, and higher rents and lower concessions across the portfolio, partially offset by an $11.7 million decrease related to the Disposed Properties.

Third-party real estate services revenue, including reimbursements, decreased by $22.6 million, or 24.5%, to $69.5 million in 2024 from $92.1 million in 2023. The decrease was primarily due to (i) an $8.7 million decrease in reimbursement revenue, (ii) a $7.7 million decrease in development fees related to the timing of development projects, (iii) a $3.3 million decrease in property management fees and (iv) a $1.8 million decrease in leasing fees.

Depreciation and amortization expense decreased by $2.0 million, or 1.0%, to $208.2 million in 2024 from $210.2 million in 2023. The decrease was primarily due to (i) an $8.7 million decrease related to 1800 South Bell Street, which was taken out of service during 2024, (ii) an $8.2 million decrease related to the Disposed Properties, (iii) a $3.5 million decrease related to 2451 Crystal Drive, 241 18th Street S. and 800 North Glebe Road due to the disposal of assets as a result of tenant terminations in 2023 and (iv) a $3.3 million decrease related to 8001 Woodmont due to the amortization of acquired in-place lease intangibles in 2023. The decrease in depreciation and amortization expense was partially offset by (v) a $15.8 million increase related to The Grace and Reva, (vi) a $3.2 million increase related to various National Landing assets primarily due to placing Water Park and Surreal into service, (vii) a $1.6 million increase related to write-offs of certain digital infrastructure assets and (viii) a $1.2 million increase related to 2200 Crystal Drive due to the acceleration of depreciation of certain assets as the building was taken out of service in 2024.

Property operating expense increased by $2.6 million, or 1.8%, to $146.6 million in 2024 from $144.0 million in 2023. The increase was primarily due to a $4.0 million increase in property operating expense from our multifamily assets and a $1.7 million increase in other property operating expense, partially offset by a $3.1 million decrease in property operating expense from our commercial assets. The increase in property operating expense from our multifamily assets was primarily due to a $5.4 million increase related to The Grace and Reva, and higher operating expenses due to higher repairs and maintenance expenses across the portfolio, partially offset by a $3.5 million decrease related to the Disposed Properties and a $2.7 million decrease related to 8001 Woodmont primarily due to legal expenses incurred in 2023. The increase in other property operating expense was primarily due to an increase in insurance claims covered by our captive insurance subsidiary. The decrease in property operating expense from our commercial assets was primarily due to a $3.1 million decrease related to assets taken out of service during 2024, a $1.4 million decrease related to the Disposed Properties, and lower operating expenses primarily due to lower marketing expenses across the portfolio, partially offset by a $2.5 million increase in expenses related to 1550 Crystal Drive due to the phasing in of Water Park.

Real estate taxes expense decreased by $5.1 million, or 8.8%, to $52.6 million in 2024 from $57.7 million in 2023. The decrease was primarily due to a $5.3 million decrease related to the Disposed Properties and lower assessments across the portfolio, partially offset by a $2.7 million increase related to The Grace and Reva.

General and administrative expense: corporate and other increased by $4.0 million, or 7.2%, to $58.8 million in 2024 from $54.8 million in 2023. The increase was primarily due to higher compensation expenses and a decrease in capitalized payroll.

General and administrative expense: third-party real estate services decreased by $14.7 million, or 16.5%, to $74.3 million in 2024 from $88.9 million in 2023. The decrease was primarily due to lower compensation expenses and lower third-party reimbursable expenses.

Loss from unconsolidated real estate ventures decreased by $19.9 million, or 73.6%, to $7.1 million for 2024 from $27.0 million in 2023. The decrease was primarily due to a $21.9 million decrease in impairment losses.

Interest and other income decreased by approximately $4.2 million, or 26.5%, to $11.6 million in 2024 from $15.8 million in 2023. The decrease was primarily due to a $6.0 million gain from the settlement of litigation in 2023 and a $1.3 million increase in realized losses from investments, partially offset by a $3.6 million increase in unrealized gains from investments.

Interest expense increased by $25.4 million, or 23.4%, to $134.1 million in 2024 from $108.7 million in 2023. The increase in interest expense was primarily due to (i) a $23.2 million net increase due to higher outstanding debt, (ii) an $11.4 million decrease in capitalized interest as we placed The Grace and Reva into service and (iii) a $6.4 million increase related to higher interest rates on variable rate mortgage loans. The increase in interest expense was partially offset by (iv) a $7.7 million decrease related to the mark-to-market associated with our non-designated derivatives primarily due to their maturity, (v) a $6.5 million decrease related to mortgage loans collateralized by 800 North Glebe Road, 2121 Crystal Drive, Falkland Chase, 201 12th Street S., 200 12th Street S. and 251 18th Street S., which were repaid during 2023 and 2024, and (vi) a $2.4 million decrease related to the Disposed Properties, excluding Falkland Chase.

Loss on the sale of real estate of $2.8 million in 2024 was primarily due to the sale of North End Retail and Fort Totten Square, partially offset by the recognition of previously recorded contingent liabilities relieved in connection with the sale of Central Place Tower by one of our unconsolidated joint ventures. Gain on the sale of real estate of $79.3 million in 2023 was primarily due to the sale of 4747 Bethesda Avenue and Crystal City Marriott.

Gain on extinguishment of debt of $9.2 million in 2024 was primarily due to the extinguishment of the 2101 L Street mortgage loan repaid in connection with the sale of the asset.

Impairment loss of $55.4 million in 2024 was related to 1901 South Bell Street, 2101 L Street, 8001 Woodmont and two development parcels, which were written down to their estimated fair value. Impairment loss of $90.2 million in 2023 was related to 2101 L Street, 2100 Crystal Drive, 2200 Crystal Drive and a development parcel, which were written down to their estimated fair value.

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

The following is the reconciliation of net income (loss) attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Net income (loss) attributable to common shareholders	$(143,526)	$(79,978)	$85,371
Net income (loss) attributable to redeemable noncontrolling interests	(22,202)	(10,596)	13,244
Net income (loss) attributable to noncontrolling interests	(12,025)	(1,135)	371
Net income (loss)	(177,753)	(91,709)	98,986
(Gain) loss on the sale of real estate, net of tax	1,541	(79,335)	(158,769)
Gain on the sale of unconsolidated real estate assets	(480)	(411)	(6,797)
Real estate depreciation and amortization	201,510	203,269	204,752
Real estate impairment loss	37,191	90,226	—
Impairment related to unconsolidated real estate ventures (1)	—	28,598	19,286
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	3,978	11,545	21,169
FFO attributable to noncontrolling interests	—	1,024	(735)
FFO attributable to OP Units	65,987	163,207	177,892
FFO attributable to redeemable noncontrolling interests	(10,361)	(22,820)	(21,846)
FFO attributable to common shareholders	$55,626	$140,387	$156,046
(1)	Related to decreases in the value of the underlying real estate assets.

NOI and Same Store NOI

NOI and same store NOI are non-GAAP financial measures management uses to assess an asset's performance. The most directly comparable GAAP measure is net income (loss) attributable to common shareholders. We use NOI internally as a performance measure and believe NOI and same store NOI provide useful information to investors regarding our financial condition and results of operations because it reflects only property related revenue (which includes base rent, tenant reimbursements and other operating revenue, net of free rent and payments associated with assumed lease liabilities)

less operating expenses and ground rent for operating leases, if applicable. NOI and same store NOI exclude deferred rent, commercial lease termination revenue, related party management fees, interest expense, and certain other non-cash adjustments, including the accretion of acquired below-market leases and the amortization of acquired above-market leases and below-market ground lease intangibles. Management uses NOI, which includes our proportionate share of revenue and expenses attributable to real estate ventures, as a supplemental performance measure and believes it provides useful information to investors because it reflects only those revenue and expense items that are incurred at the asset level, excluding non-cash items. In addition, NOI is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. However, because NOI excludes depreciation and amortization expense and captures neither the changes in the value of our assets that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our assets, all of which have real economic effect and could materially impact the financial performance of our assets, the utility of NOI as a measure of the operating performance of our assets is limited. NOI presented by us may not be comparable to NOI reported by other REITs that define these measures differently. We believe to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income (loss) attributable to common shareholders as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income (loss) attributable to common shareholders as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.

Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes disposed properties or properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. During the year ended December 31, 2024, our same store pool decreased to 36 properties from 42 properties due to (i) the sale of North End Retail, Fort Totten Square, 2101 L Street and Central Place Tower, (ii) the exclusion of 1800 South Bell Street, 2100 Crystal Drive, 2200 Crystal Drive and Crystal City Shops at 2100, which were taken out of service, and (iii) the inclusion of 8001 Woodmont and 1831/1861 Wiehle Avenue as they were in service for the entirety of the comparable periods. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under-construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same store NOI increased by $3.5 million, or 1.3%, to $267.7 million for the year ended December 31, 2024 from $264.2 million for the year ended December 31, 2023. The increase was substantially attributable to (i) higher rents and lower concessions, partially offset by higher repairs and maintenance expenses in our multifamily portfolio; and (ii) lower occupancy and tenant reimbursement revenue in our commercial portfolio, partially offset by lower real estate taxes.

The following is the reconciliation of net loss attributable to common shareholders to NOI at our share and same store NOI at our share. To conform to the current period presentation, we have included certain other property revenue in the calculation of NOI to align with our internal reporting.

	Year Ended December 31,
	2024	2023

	(Dollars in thousands)
Net loss attributable to common shareholders	$(143,526)	$(79,978)
Net loss attributable to redeemable noncontrolling interests	(22,202)	(10,596)
Net loss attributable to noncontrolling interests	(12,025)	(1,135)
Net loss	(177,753)	(91,709)
Add:
Depreciation and amortization expense	208,180	210,195
General and administrative expense:
Corporate and other	58,790	54,838
Third-party real estate services	74,264	88,948
Share-based compensation related to Formation Transaction and special equity awards	—	549
Transaction and other costs	5,317	8,737
Interest expense	134,068	108,660
(Gain) loss on the extinguishment of debt	(9,235)	450
Impairment loss	55,427	90,226
Income tax expense (benefit)	762	(296)
Less:
Third-party real estate services, including reimbursements revenue	69,465	92,051
Loss from unconsolidated real estate ventures, net	(7,122)	(26,999)
Interest and other income, net	11,598	15,781
Gain (loss) on the sale of real estate, net	(2,753)	79,335
Adjustments:
NOI attributable to unconsolidated real estate ventures at our share	6,808	19,452
Non-cash rent adjustments (1)	(9,482)	(23,482)
Other adjustments (2)	1,321	12,092
Total adjustments	(1,353)	8,062
NOI at our share	277,279	318,492
Less: out-of-service NOI loss (3) (4)	(9,922)	(3,512)
Operating Portfolio NOI (4)	287,201	322,004
Non-same store NOI (4) (5)	19,537	57,799
Same store NOI (4) (6)	$267,664	$264,205

Change in same store NOI	1.3%
Number of properties in same store pool	36
(1)	Adjustment to exclude deferred rent, above/below market lease amortization and lease incentive amortization.
(2)	Adjustment to exclude commercial lease termination revenue, related party management fees, corporate entity activity and inter-segment activity.
(3)	Includes the results of our under-construction asset and assets in the development pipeline.
(4)	Represents amounts at our share.
(5)	Includes the results of properties that were not in-service for the entirety of both periods being compared, including disposed properties, and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(6)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared.

Reportable Segments

Our three operating and reportable segments are multifamily, commercial, and third-party real estate services. We measure and evaluate the performance of our operating segments, with the exception of the third-party real estate services business, based on NOI at our share, which includes our proportionate share of revenue and expenses attributable to real estate ventures.

The following is a summary of NOI at our share for our multifamily and commercial segments:

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Multifamily	Commercial	Multifamily	Commercial

	(In thousands, at our share)
Property rental revenue	$214,431	$230,039	$205,061	$285,652
Other property revenue	3,677	17,517	8,068	19,106
Total property revenue	218,108	247,556	213,129	304,758
Property expense:
Real estate taxes	22,197	27,103	21,924	37,698
Payroll	16,347	13,293	19,060	15,245
Utilities	15,337	14,311	14,905	16,949
Repairs and maintenance	22,396	22,088	15,978	24,043
Other property operating	11,612	17,733	11,862	20,616
Total property expense	87,889	94,528	83,729	114,551
NOI from reportable segments	$130,219	$153,028	$129,400	$190,207

Comparison of the Year Ended December 31, 2024 to 2023

Multifamily: Property revenue at our share increased by $5.0 million, or 2.3%, to $218.1 million in 2024 from $213.1 million in 2023. NOI at our share increased by $0.8 million, or 0.6%, to $130.2 million in 2024 from $129.4 million in 2023. The increases in property revenue at our share and NOI at our share were primarily due to The Grace and Reva, which we began leasing during the first quarter of 2024, and higher rents and lower concessions across the portfolio, partially offset by a decrease related to the Disposed Properties.

Commercial: Property revenue at our share decreased by $57.2 million, or 18.8%, to $247.6 million in 2024 from $304.8 million in 2023. NOI at our share decreased by $37.2 million, or 19.5%, to $153.0 million in 2024 from $190.2 million in 2023. The decreases in property revenue at our share and NOI at our share were primarily due to the Disposed Properties, 1800 South Bell Street, 2100 Crystal Drive and 2200 Crystal Drive, which were taken out of service during 2024, and lower occupancy across the portfolio.

With respect to the third-party real estate services business, we review revenue streams generated by this segment, excluding reimbursement revenue, as well as the expenses attributable to this segment at our proportionate share, calculated by excluding real estate services revenue from our interests in such real estate ventures. The following is a summary of our third-party real estate services business at our share:

	Year Ended December 31,
	2024	2023

	(In thousands, at our share)
Property management fees	$16,138	$18,983
Asset management fees	4,088	4,925
Development fees	2,573	10,253
Leasing fees	3,757	5,538
Construction management fees	1,210	1,383
Other service revenue	5,038	4,840
Third-party real estate services revenue, excluding reimbursements	32,804	45,922
Third-party real estate services expenses, excluding reimbursements	36,836	42,403
Net third-party real estate services, excluding reimbursements	$(4,032)	$3,519

Third-party real estate services revenue, excluding reimbursements, decreased by $13.1 million, or 28.6%, to $32.8 million in 2024 from $45.9 million in 2023. The decrease was primarily due to a $7.7 million decrease in development fees related to the timing of development projects, a $2.8 million decrease in property management fees and a $1.8 million decrease in leasing fees. Third-party real estate services expenses, excluding reimbursements, decreased by $5.6 million, or 13.1%, to $36.8 million in 2024 from $42.4 million in 2023. The decrease was primarily due to lower compensation expenses.

Liquidity and Capital Resources

Property rental revenue is our primary source of operating cash flow and depends on many factors including occupancy levels and rental rates, as well as our tenants' ability to pay rent. In addition, our third-party real estate services business provides fee-based real estate services. Our assets provide cash flow that enables us to pay operating expenses, debt service, recurring capital expenditures, dividends to shareholders and distributions to holders of OP Units and LTIP Units. Other sources of liquidity to fund cash requirements include proceeds from financings, recapitalizations, asset sales, and the issuance and sale of securities. We anticipate that cash flows from continuing operations and proceeds from financings, asset sales and recapitalizations, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, any dividends to shareholders, and distributions to holders of OP Units and LTIP Units.

Mortgage Loans

The following is a summary of mortgage loans:

	Weighted Average
	Effective	December 31,
	Interest Rate (1)	2024	2023

		(In thousands)
Variable rate (2)	5.58%	$587,254	$608,582
Fixed rate (3)	4.79%	1,196,479	1,189,643
Mortgage loans		1,783,733	1,798,225
Unamortized deferred financing costs and premium/discount, net		(16,560)	(15,211)
Mortgage loans, net		$1,767,173	$1,783,014
(1)	Weighted average effective interest rate as of December 31, 2024.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.36%, and the weighted average maturity date of the interest rate caps is the first quarter of 2026. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of December 31, 2024, one-month term SOFR was 4.33% and the 30-day average SOFR was 4.53%.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.

As of December 31, 2024 and 2023, the net carrying value of real estate collateralizing our mortgage loans totaled $2.1 billion and $2.2 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity.

In November 2024, the mortgage loan collateralized by The Grace and Reva was refinanced with a five-year interest-only $273.6 million mortgage loan with a fixed interest rate of 5.19%.

In January 2023, we entered into a $187.6 million loan facility, collateralized by The Wren and F1RST Residences. The loan has a seven-year term and a fixed interest rate of 5.13%. Proceeds from the loan were used, in part, to repay the $131.5 million mortgage loan collateralized by 2121 Crystal Drive, which had a fixed interest rate of 5.51%.

In December 2024, in connection with the sale of 2101 L Street, the lender of the related $120.9 million mortgage loan accepted the proceeds from the sale and $6.7 million of cash as repayment of the mortgage loan. In September 2024, we repaid the $83.3 million mortgage loan collateralized by 201 12th Street S., 200 12th Street S., and 251 18th Street S. In June 2023, we repaid $142.4 million in mortgage loans collateralized by Falkland Chase-South & West and 800 North Glebe Road.

As of December 31, 2024 and 2023, we had various interest rate swap and cap agreements on certain of our mortgage loans with an aggregate notional value of $1.4 billion and $1.7 billion. See Note 19 to the consolidated financial statements for additional information.

Revolving Credit Facility and Term Loans

As of December 31, 2024, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million Tranche A-1 Term Loan maturing in January 2026, as extended in September 2024, a $400.0 million Tranche A-2 Term Loan maturing in January 2028 and a $120.0 million 2023 Term Loan maturing in June 2028. We have the option to increase the $750.0 million revolving credit facility or add term loans up to $500.0 million. The revolving credit facility has two six-month extension options, and the Tranche A-1 Term Loan has one remaining one-year extension option.

Based on the terms as of December 31, 2024, the interest rate for the credit facility varies based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets, and ranges (i) in the case of the revolving credit facility, from daily SOFR plus 1.40% to daily SOFR plus 1.85%, (ii) in the case of the Tranche A-1 Term Loan, from one-month term SOFR plus 1.15% to one-month term SOFR plus 1.75%, (iii) in the case of the Tranche A-2 Term Loan, from one-month term SOFR plus 1.25% to one-month term SOFR plus 1.80% and (iv) in the case of the 2023 Term Loan, from one-month term SOFR plus 1.25% to one-month term SOFR plus 1.80%.

The following is a summary of amounts outstanding under the revolving credit facility and term loans:

	Effective	December 31,
	Interest Rate (1)	2024	2023

		(In thousands)
Revolving credit facility (2) (3)	5.98%	$85,000	$62,000

Tranche A-1 Term Loan (4)	5.34%	$200,000	$200,000
Tranche A-2 Term Loan (5)	4.20%	400,000	400,000
2023 Term Loan (6)	5.41%	120,000	120,000
Term loans		720,000	720,000
Unamortized deferred financing costs, net		(2,147)	(2,828)
Term loans, net		$717,853	$717,172
(1)	Effective interest rate as of December 31, 2024. The interest rate for the revolving credit facility excludes a 0.20% and 0.15% facility fee as of December 31, 2024 and 2023.
(2)	As of December 31, 2024, daily SOFR was 4.49%. As of December 31, 2024 and 2023, letters of credit with an aggregate face amount of $15.2 million and $467,000 were outstanding under our revolving credit facility.
(3)	As of December 31, 2024 and 2023, excludes $7.3 million and $10.2 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our consolidated balance sheets.
(4)	As of December 31, 2024, the interest rate swaps fixed SOFR at a weighted average interest rate of 4.00% through the extended maturity date of January 2027.
(5)	As of December 31, 2024, the interest rate swaps fixed SOFR at a weighted average interest rate of 2.81% through the maturity date.
(6)	As of December 31, 2024, the interest rate swap fixed SOFR at an interest rate of 4.01% through the maturity date.

Common Shares Repurchased

Our Board of Trustees previously authorized the repurchase of up to $1.5 billion of our outstanding common shares. In February 2025, our Board of Trustees increased our common share repurchase authorization to $2.0 billion. During the year ended December 31, 2024, we repurchased and retired 10.9 million common shares for $170.7 million, a weighted average purchase price per share of $15.60. During the year ended December 31, 2023, we repurchased and retired 22.6 million common shares for $335.3 million, a weighted average purchase price per share of $14.83. During the year ended December 31, 2022, we repurchased and retired 14.2 million common shares for $361.0 million, a weighted average purchase price per share of $25.49. Since we began the share repurchase program through December 31, 2024, we have repurchased and retired 56.8 million common shares for $1.1 billion, a weighted average purchase price per share of $19.87.

During the first quarter of 2025, through February 14, 2025, we repurchased and retired 2.1 million common shares for $32.3 million, a weighted average purchase price per share of $15.15, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

Material Cash Requirements

Our material cash requirements for the next 12 months and beyond are to fund:

●	normal recurring expenses;
●	debt service and principal repayment obligations, including balloon payments on maturing mortgage debt — As of December 31, 2024, we had maturities totaling $340.7 million ($307.7 million related to our consolidated entities and $33.0 million related to an unconsolidated real estate venture at our share) scheduled to mature in 2025;
●	capital expenditures, including major renovations, tenant improvements and leasing costs — As of December 31, 2024, we had committed tenant-related obligations totaling $43.8 million ($43.5 million related to our consolidated entities and $309,000 related to our unconsolidated real estate ventures at our share);
●	development expenditures — As of December 31, 2024, we had one asset under construction and started construction on a new amenity hub at 2011 Crystal Drive that, based on our current plans and estimates, require an additional $73.3 million to complete, which we anticipate will be primarily expended over the next year;
●	dividends to shareholders and distributions to holders of OP Units and LTIP Units — On December 16, 2024, our Board of Trustees declared a quarterly dividend of $0.175 per common share that was paid on January 14, 2025;
●	possible common share repurchases — During the first quarter of 2025, through February 14, 2025, we repurchased and retired 2.1 million common shares for $32.3 million; and
●	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests.

We expect to satisfy these requirements using one or more of the following:

●	cash and cash equivalents — As of December 31, 2024, we had cash and cash equivalents of $145.8 million;
●	cash flows from operations;
●	distributions from real estate ventures;
●	borrowing capacity under our current revolving credit facility — As of December 31, 2024, we had $649.8 million of availability under our revolving credit facility;
●	proceeds from financings, joint venture capital, asset sales and recapitalizations; and
●	proceeds from the issuance of securities.

The following is a summary of our material cash requirements as of December 31, 2024:

	Total	2025	2026	2027	2028	2029	Thereafter

	(In thousands)
Material cash requirements (principal and interest):
Debt obligations (1) (2)	$3,052,391	$435,695	$426,791	$515,649	$671,814	$429,783	$572,659
Operating leases (3)	67,112	6,617	5,487	5,662	4,405	4,515	40,426
Other	3,046	858	854	834	500	—	—
Total material cash requirements (4)	$3,122,549	$443,170	$433,132	$522,145	$676,719	$434,298	$613,085

(1)	Interest was computed giving effect to interest rate hedges. One-month term SOFR of 4.33% and daily SOFR of 4.49% was applied to loans, as applicable, which are variable (no hedge) or variable with an interest rate cap. Additionally, we assumed no additional borrowings on construction loans.
(2)	Excludes our proportionate share of unconsolidated real estate venture indebtedness. See additional information in Unconsolidated Real Estate Ventures section below.
(3)	We have operating lease right-of-use assets and lease liabilities associated with our corporate office lease and a ground lease for which we are the lessee in our consolidated balance sheet. See Note 21 to the consolidated financial statements for additional information.
(4)	Excludes obligations related to construction or development contracts totaling $73.3 million since payments are only due upon satisfactory performance under the contracts. Also excludes committed tenant-related obligations totaling $43.8 million ($43.5 million related to our consolidated entities and $309,000 related to our unconsolidated real estate ventures at our share) as timing and amounts of payments are uncertain and may only be due upon satisfactory performance of certain conditions. See Commitments and Contingencies section below for additional information.

Summary of Cash Flows

The following summary discussion of our cash flows is based on our consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Year Ended December 31,
	2024	2023

	(In thousands)
Net cash provided by operating activities	$129,393	$183,372
Net cash provided by (used in) investing activities	144,155	(98,179)
Net cash used in financing activities	(290,797)	(158,825)

Cash Flows for the Year Ended December 31, 2024

Cash and cash equivalents, and restricted cash decreased $17.2 million to $183.2 million as of December 31, 2024, compared to $200.4 million as of December 31, 2023. This decrease resulted from $290.8 million of net cash used in financing activities, partially offset by $144.2 million of net cash provided by investing activities and $129.4 million of net cash provided by operating activities. Our outstanding debt was $2.6 billion as of December 31, 2024 and 2023.

Net cash provided by operating activities of $129.4 million primarily comprised: (i) $118.1 million of net income (before $293.1 million of non-cash items and $2.8 million of loss on the sale of real estate), (ii) $1.9 million of return on capital from unconsolidated real estate ventures and (iii) $9.4 million of net change in operating assets and liabilities. Non-cash income adjustments of $293.1 million primarily include depreciation and amortization expense, impairment loss, share-based compensation expense, deferred rent and gain on extinguishment of debt.

Net cash provided by investing activities of $144.2 million primarily comprised: (i) $202.0 million of proceeds from the sale of real estate and (ii) $164.6 million of distributions of capital from unconsolidated real estate ventures and other investments primarily related to the sale of Central Place Tower by one of our unconsolidated real estate ventures, partially offset by (iii) $218.0 million of development costs, construction in progress and real estate additions.

Net cash used in financing activities of $290.8 million primarily comprised: (i) $295.0 million of repayments of the revolving credit facility, (ii) $198.0 million of repayments of mortgage loans, (iii) $170.8 million of common shares repurchased, (iv) $62.0 million of dividends paid to common shareholders, (v) $49.4 million paid for the acquisition of noncontrolling interests and (vi) $11.6 million of distributions to redeemable noncontrolling interests, partially offset by (vii) $318.0 million of proceeds from borrowings under the revolving credit facility and (viii) $187.9 million of borrowings under mortgage loans.

Unconsolidated Real Estate Ventures

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of December 31, 2024, we have investments in unconsolidated real estate ventures totaling $93.7 million. For these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 5 to the consolidated financial statements.

From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (i) guarantee portions of the principal, interest and other amounts in connection with borrowings, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings or (iii) provide guarantees to lenders and other third parties for the completion and stabilization of development projects. We customarily have agreements with our outside venture partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. At times, we also have agreements with certain of our outside venture partners whereby we agree to either indemnify the partners and/or the associated ventures with respect to certain contingent liabilities associated with operating assets or to reimburse our partner for its share of any payments made by them under certain guarantees. Guarantees (excluding environmental) customarily terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. Amounts that we may be required to pay in future periods in relation to guarantees associated with budget overruns or operating losses are not estimable. As of December 31, 2024, we had no principal payment guarantees related to our unconsolidated real estate ventures.

As of December 31, 2024, we had additional capital commitments totaling $9.6 million related to our investments in real estate-focused technology companies.

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

Construction Commitments

As of December 31, 2024, we had one asset under construction and started construction on a new amenity hub at 2011 Crystal Drive that, based on our current plans and estimates, require an additional $73.3 million to complete, which we anticipate will be primarily expended over the next year. These capital expenditures are generally due as the work is performed, and we expect to finance them primarily with debt proceeds.

Legal Proceedings

In November 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc., a provider of revenue management systems, numerous multifamily rental companies, and 14 owners and/or operators of multifamily housing in the District of Columbia, including JBG Associates, L.L.C., one of our subsidiaries, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data. While we intend to vigorously defend against this lawsuit, given the current stage of the District of Columbia’s lawsuit, we are unable to predict the outcome or estimate the amount of loss, if any, that may result from the lawsuit. While we do not believe that these proceedings will have a material adverse effect on our financial condition, we cannot give assurance that the proceedings will not have a material effect on our results of operations or cash flows in the event of a negative outcome.

There are various other legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Other

As of December 31, 2024, we had committed tenant-related obligations totaling $43.8 million ($43.5 million related to our consolidated entities and $309,000 related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

With respect to borrowings of our consolidated entities, we may agree to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion and stabilization of development projects. As of December 31, 2024, we had no debt principal payment guarantees related to our consolidated real estate assets.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, a current or former owner or operator of real estate may be liable for conducting or paying for the costs of the investigation, removal or remediation of certain hazardous or toxic substances or petroleum products on, under or from that real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence or release of hazardous or toxic substances or petroleum products, and the liability may be joint and several. The costs of investigation, remediation or removal of these substances may be substantial and could exceed the value of the property, and the presence of these substances, or the failure to promptly remediate these substances, may adversely affect the owner's ability to sell, operate, or develop the real estate or to borrow using the real estate as collateral. In connection with the ownership and operation of our current and former assets, we may be potentially liable for these costs. The operations of current and former tenants at our assets have involved, or may have involved, the presence or use of hazardous substances or petroleum products or the generation of hazardous wastes, and indemnities in our lease agreements may not fully protect us from liability, if, for example, a tenant responsible for environmental noncompliance or contamination becomes insolvent. The release of these hazardous substances and wastes and petroleum products could result in us incurring liabilities to investigate or remediate any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may (i) expose us to third-party liability (e.g., for cleanup costs, natural resource damages, bodily injury or property damage), (ii) subject our properties to liens in favor of the government for damages and costs the government incurs in connection with the contamination, (iii) impose restrictions on the manner in which a property may be used or businesses may be operated, or (iv) materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. In addition, our assets are exposed to the risk of contamination originating from other sources. While a property owner may not be responsible for remediating contamination that has migrated onsite from an identifiable and viable offsite source, the contaminant's presence can have adverse effects on operations and the redevelopment of our assets. To the extent we arrange for contaminated materials to be sent to other locations for treatment or disposal, we may be liable for the cleanup of those sites if they become contaminated, without regard to whether we complied with environmental laws in doing so.

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any conditions identified by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 21 to the consolidated financial statements, environmental liabilities totaled $17.5 million and $17.6 million as of December 31, 2024 and 2023, and are included in "Other liabilities, net" in our consolidated balance sheets.

Our operations and assets, and the operations of our tenants, are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health and safety. The cost to comply with such requirements may be significant and if we fail to comply with such requirements, we could be subject to significant fines. Moreover, environmental requirements have and may continue to become increasingly stringent, and our costs or operating restrictions may increase as a result.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following is a summary of our exposure to a change in interest rates:

	December 31, 2024			December 31, 2023
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgage loans:
Variable rate (1)	$587,254	5.58%	$3,749	$608,582	6.25%
Fixed rate (2)	1,196,479	4.79%	—	1,189,643	4.78%
	$1,783,733		$3,749	$1,798,225
Revolving credit facility and term loans:
Revolving credit facility (3)	$85,000	5.98%	$862	$62,000	6.83%
Tranche A-1 Term Loan (4)	200,000	5.34%	—	200,000	2.70%
Tranche A-2 Term Loan (4)	400,000	4.20%	—	400,000	3.58%
2023 Term Loan (4)	120,000	5.41%	—	120,000	5.31%
	$805,000		$862	$782,000
Pro rata share of debt of unconsolidated real estate ventures (contractual balances):
Variable rate (1)	$35,000	5.68%	$355	$35,000	5.00%
Fixed rate (2)	33,000	4.13%	—	33,000	4.13%
	$68,000		$355	$68,000
(1)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.36%, and the weighted average maturity date of the interest rate caps is the first quarter of 2026. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of December 31, 2024, one-month term SOFR was 4.33% and the 30-day average SOFR was 4.53%. The impact of these interest rate caps is reflected in our calculation of the annual effect of a 1% change in base rates, as applicable.
(2)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.

(3)	As of December 31, 2024, daily SOFR was 4.49%. The interest rate for the revolving credit facility excludes a 0.20% and 0.15% facility fee as of December 31, 2024 and 2023.
(4)	As of December 31, 2024, the outstanding balance was fixed by interest rate swap agreements. As of December 31, 2024, the interest rate swaps fix SOFR at a weighted average interest rate of 4.00% for the Tranche A-1 Term Loan, 2.81% for the Tranche A-2 Term Loan and 4.01% for the 2023 Term Loan. See Note 10 to the consolidated financial statements for additional information.

The fair value of our mortgage loans is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of December 31, 2024 and 2023, the estimated fair value of our consolidated debt was $2.6 billion and $2.5 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

As of December 31, 2024 and 2023, we had interest rate swap and cap agreements with an aggregate notional value of $2.0 billion and $2.2 billion, which were designated as effective hedges. The fair value of our interest rate swaps and caps designated as effective hedges consisted of assets totaling $23.4 million and $35.6 million as of December 31, 2024 and 2023 included in "Other assets, net" in our consolidated balance sheets, and liabilities totaling $90,000 and $7.9 million as of December 31, 2024 and 2023 included in "Other liabilities, net" in our consolidated balance sheets.

Non-Designated Derivatives

Certain derivative financial instruments, consisting of interest rate cap agreements, do not meet the accounting requirements to be classified as hedging instruments. These derivatives are carried at their estimated fair value on a recurring basis with realized and unrealized gains (losses) recorded in "Interest expense" in our consolidated statements of operations. As of December 31, 2024 and 2023, we had various interest rate cap agreements with an aggregate notional value of $167.5 million and $642.7 million, which were non-designated derivatives. The fair value of our interest rate cap agreements which were non-designated derivatives consisted of assets totaling $2.3 million and $6.7 million as of December 31, 2024 and 2023, included in "Other assets, net" in our consolidated balance sheets, and liabilities totaling $2.3 million and $6.5 million as of December 31, 2024 and 2023, included in "Other liabilities, net" in our consolidated balance sheets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of JBG SMITH Properties

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JBG SMITH Properties and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of real estate assets for possible indicators of impairment, the estimate of future operating cash flows, and the determination of fair value for those assets where impairment has been identified included the following, among others:

●	We tested the effectiveness of controls over management’s identification of possible circumstances that may indicate that the carrying amounts of real estate assets may not be recoverable. We tested the effectiveness of controls over management’s cash flow recoverability and fair value analyses, including controls over management’s estimates of future occupancy, rental rates, capital requirements and, as applicable, capitalization and discount rates and management’s selection of comparable properties used in the market approach, when applicable.
●	We evaluated the Company’s assessment of impairment indicators by:
–	Testing real estate assets for possible indicators of impairment, including searching for adverse asset-specific and/or market conditions.
–	Inquiring of management and reading business performance reports and board minutes to identify properties that should be evaluated for shortened anticipated holding periods.
–	Developing an expectation of assets for which impairment indicators are identified in management's analysis.
●	We evaluated the Company’s future cash flows prepared when an indicator of impairment has been identified by performing the following:
–	Discussing with management the assumptions used in the Company’s undiscounted cash flow models and evaluating the consistency of the assumptions used with evidence obtained in other areas of the audit.
–	Testing the recoverability assessments by developing independent estimates, based in part on applicable third-party market data, and compared our estimates to those used by management.

●	We evaluated the Company’s determination of fair value for those assets where impairment had been identified by performing the following:
–	With the assistance of our fair value specialists for certain properties, we evaluated the reasonableness of the valuation methodology and the market prices for comparable properties, and we developed a range of independent estimates of fair value and compared our estimates to those used by management.

/s/ Deloitte & Touche LLP

McLean, Virginia

February 18, 2025

We have served as the Company's auditor since 2016.

JBG SMITH PROPERTIES

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2024	2023
ASSETS
Real estate, at cost:
Land and improvements	$1,109,172	$1,194,737
Buildings and improvements	4,083,937	4,021,322
Construction in progress, including land	338,333	659,103
	5,531,442	5,875,162
Less: accumulated depreciation	(1,419,983)	(1,338,403)
Real estate, net	4,111,459	4,536,759
Cash and cash equivalents	145,804	164,773
Restricted cash	37,388	35,668
Tenant and other receivables	23,478	44,231
Deferred rent receivable	170,153	171,229
Investments in unconsolidated real estate ventures	93,654	264,281
Deferred leasing costs, net	69,821	81,477
Intangible assets, net	47,000	56,616
Other assets, net	131,318	163,481
Assets held for sale	190,465	—
TOTAL ASSETS	$5,020,540	$5,518,515

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans, net	$1,767,173	$1,783,014
Revolving credit facility	85,000	62,000
Term loans, net	717,853	717,172
Accounts payable and accrued expenses	101,096	124,874
Other liabilities, net	115,827	138,869
Liabilities related to assets held for sale	901	—
Total liabilities	2,787,850	2,825,929
Commitments and contingencies
Redeemable noncontrolling interests	423,632	440,737
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized; none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 84,500 and 94,309 shares issued and outstanding as of December 31, 2024 and 2023	846	944
Additional paid-in capital	2,790,403	2,978,852
Accumulated deficit	(997,283)	(776,962)
Accumulated other comprehensive income	15,092	20,042
Total shareholders' equity of JBG SMITH Properties	1,809,058	2,222,876
Noncontrolling interests	—	28,973
Total equity	1,809,058	2,251,849
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$5,020,540	$5,518,515

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
REVENUE
Property rental	$456,950	$483,159	$491,738
Third-party real estate services, including reimbursements	69,465	92,051	89,022
Other revenue	20,897	28,988	25,064
Total revenue	547,312	604,198	605,824
EXPENSES
Depreciation and amortization	208,180	210,195	213,771
Property operating	146,609	144,049	150,004
Real estate taxes	52,606	57,668	62,167
General and administrative:
Corporate and other	58,790	54,838	58,280
Third-party real estate services	74,264	88,948	94,529
Share-based compensation related to Formation Transaction and special equity awards	—	549	5,391
Transaction and other costs	5,317	8,737	5,511
Total expenses	545,766	564,984	589,653
OTHER INCOME (EXPENSE)
Loss from unconsolidated real estate ventures, net	(7,122)	(26,999)	(17,429)
Interest and other income, net	11,598	15,781	18,617
Interest expense	(134,068)	(108,660)	(75,930)
Gain (loss) on the sale of real estate, net	(2,753)	79,335	161,894
Gain (loss) on the extinguishment of debt	9,235	(450)	(3,073)
Impairment loss	(55,427)	(90,226)	—
Total other income (expense)	(178,537)	(131,219)	84,079
INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT	(176,991)	(92,005)	100,250
Income tax (expense) benefit	(762)	296	(1,264)
NET INCOME (LOSS)	(177,753)	(91,709)	98,986
Net (income) loss attributable to redeemable noncontrolling interests	22,202	10,596	(13,244)
Net (income) loss attributable to noncontrolling interests	12,025	1,135	(371)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(143,526)	$(79,978)	$85,371
EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(1.65)	$(0.78)	$0.70
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	88,330	105,095	119,005

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2024	2023	2022
NET INCOME (LOSS)	$(177,753)	$(91,709)	$98,986
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative financial instruments	30,879	2,603	67,576
Reclassification of net (income) loss on derivative financial instruments from accumulated other comprehensive income into interest expense	(34,707)	(34,776)	2,574
Total other comprehensive income (loss)	(3,828)	(32,173)	70,150
COMPREHENSIVE INCOME (LOSS)	(181,581)	(123,882)	169,136
Net (income) loss attributable to redeemable noncontrolling interests	22,202	10,596	(13,244)
Net (income) loss attributable to noncontrolling interests	12,025	1,135	(371)
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	817	4,486	(8,411)
Other comprehensive (income) loss attributable to noncontrolling interests	(1,939)	2,085	(145)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JBG SMITH PROPERTIES	$(148,476)	$(105,580)	$146,965

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Equity

(In thousands)

					Accumulated
					Other
			Additional		Comprehensive
	Common Shares		Paid-In	Accumulated	Income	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	(Loss)	Interests	Equity
BALANCE AS OF DECEMBER 31, 2021	127,378	$1,275	$3,539,916	$(609,331)	$(15,950)	$22,507	$2,938,417
Net income attributable to common shareholders and noncontrolling interests	—	—	—	85,371	—	371	85,742
Redemption of OP Units for common shares	701	7	16,697	—	—	—	16,704
Common shares repurchased	(14,151)	(142)	(360,900)	—	—	—	(361,042)
Common shares issued pursuant to employee incentive compensation plan and ESPP	85	1	2,661	—	—	—	2,662
Dividends declared on common shares ($0.90 per common share)	—	—	—	(104,676)	—	—	(104,676)
Contributions from noncontrolling interests, net	—	—	—	—	—	9,202	9,202
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	65,364	—	(8,411)	—	56,953
Total other comprehensive income	—	—	—	—	70,150	—	70,150
Other comprehensive income attributable to noncontrolling interests	—	—	—	—	(145)	145	—
BALANCE AS OF DECEMBER 31, 2022	114,013	1,141	3,263,738	(628,636)	45,644	32,225	2,714,112
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(79,978)	—	(1,135)	(81,113)
Redemption of OP Units for common shares	2,758	28	44,592	—	—	—	44,620
Common shares repurchased	(22,576)	(225)	(335,088)	—	—	—	(335,313)
Common shares issued pursuant to employee incentive compensation plan and ESPP	114	—	2,506	—	—	—	2,506
Dividends declared on common shares ($0.675 per common share)	—	—	—	(68,348)	—	—	(68,348)
Distributions to noncontrolling interests, net	—	—	—	—	—	(32)	(32)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	3,104	—	4,486	—	7,590
Total other comprehensive loss	—	—	—	—	(32,173)	—	(32,173)
Other comprehensive loss attributable to noncontrolling interests	—	—	—	—	2,085	(2,085)	—
BALANCE AS OF DECEMBER 31, 2023	94,309	944	2,978,852	(776,962)	20,042	28,973	2,251,849
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(143,526)	—	(12,025)	(155,551)
Redemption of OP Units for common shares	1,025	11	17,060	—	—	—	17,071
Common shares repurchased	(10,929)	(109)	(170,661)	—	—	—	(170,770)
Common shares issued pursuant to employee incentive compensation plan and ESPP	95	—	2,187	—	—	—	2,187
Dividends declared on common shares ($0.875 per common share)	—	—	—	(76,795)	—	—	(76,795)
Acquisition of noncontrolling interests	—	—	(30,475)	—	—	(18,972)	(49,447)
Contributions from noncontrolling interests, net	—	—	—	—	—	20	20
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	(6,560)	—	817	—	(5,743)
Total other comprehensive loss	—	—	—	—	(3,828)	—	(3,828)
Other comprehensive income attributable to noncontrolling interests	—	—	—	—	(1,939)	1,939	—
Other	—	—	—	—	—	65	65
BALANCE AS OF DECEMBER 31, 2024	84,500	$846	$2,790,403	$(997,283)	$15,092	$—	$1,809,058

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$(177,753)	$(91,709)	$98,986
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	29,524	32,100	41,272
Depreciation and amortization expense, including amortization of deferred financing costs	214,992	215,628	217,841
Deferred rent	(15,531)	(20,664)	(23,602)
Loss from unconsolidated real estate ventures, net	7,122	26,999	17,429
Amortization of market lease intangibles, net	161	(960)	(1,127)
Amortization of lease incentives	5,631	1,711	7,734
(Gain) loss on the extinguishment of debt	(9,235)	450	3,073
Impairment loss	55,427	90,226	—
(Gain) loss on the sale of real estate, net	2,753	(79,335)	(161,894)
Loss on operating lease and other receivables	2,595	882	2,160
Income from investments, net	(3,358)	(972)	(14,488)
Return on capital from unconsolidated real estate ventures	1,894	20,701	11,407
Other non-cash items	5,806	10,818	(5,517)
Changes in operating assets and liabilities:
Tenant and other receivables	18,212	11,123	(13,154)
Other assets, net	(2,089)	(8,959)	(10,737)
Accounts payable and accrued expenses	606	(11,255)	(1,282)
Other liabilities, net	(7,364)	(13,412)	9,936
Net cash provided by operating activities	129,393	183,372	178,037
INVESTING ACTIVITIES:
Development costs, construction in progress and real estate additions	(218,029)	(333,744)	(326,741)
Acquisition of real estate	—	(19,551)	(65,302)
Proceeds from the sale of real estate	202,024	281,525	928,908
Proceeds from the sale of investments	—	—	19,030
Proceeds from derivative financial instruments	8,230	1,922	—
Payments on derivative financial instruments	(6,468)	(9,830)	—
Distributions of capital from unconsolidated real estate ventures and other investments	164,562	10,503	59,717
Investments in unconsolidated real estate ventures and other investments	(6,164)	(29,004)	(91,591)
Net cash provided by (used in) investing activities	144,155	(98,179)	524,021
FINANCING ACTIVITIES:
Borrowings under mortgage loans	187,895	345,140	179,744
Borrowings under revolving credit facility	318,000	371,750	100,000
Borrowings under term loans	—	170,000	150,000
Repayments of mortgage loans	(197,954)	(281,854)	(270,676)
Repayments of revolving credit facility	(295,000)	(309,750)	(400,000)
Proceeds from derivative financial instruments	—	9,600	—
Payments on derivative financial instruments	(5,796)	(1,922)	—
Debt issuance and modification costs	(5,096)	(17,579)	(5,137)
Acquisition/redemption of noncontrolling interests	(49,409)	(647)	(9,531)
Proceeds from common shares issued pursuant to ESPP	945	1,102	1,458
Common shares repurchased	(170,770)	(335,313)	(361,042)
Dividends paid to common shareholders	(62,007)	(94,002)	(107,688)
Distributions to redeemable noncontrolling interests	(11,564)	(15,318)	(16,409)
Distributions to noncontrolling interests	(41)	(32)	(182)
Contributions from noncontrolling interests	—	—	9,383
Net cash used in financing activities	(290,797)	(158,825)	(730,080)

JBG SMITH PROPERTIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net decrease in cash and cash equivalents, and restricted cash	$(17,249)	$(73,632)	$(28,022)
Cash and cash equivalents, and restricted cash, beginning of period	200,441	274,073	302,095
Cash and cash equivalents, and restricted cash, end of period	$183,192	$200,441	$274,073

CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD:
Cash and cash equivalents	$145,804	$164,773	$241,098
Restricted cash	37,388	35,668	32,975
Cash and cash equivalents, and restricted cash	$183,192	$200,441	$274,073

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash paid for interest (net of capitalized interest of $10,383, $17,357 and $10,888 in 2024, 2023 and 2022)	$116,342	$88,755	$71,861
Accrued capital expenditures included in accounts payable and accrued expenses	38,610	63,136	73,612
Write-off of fully depreciated assets	31,809	6,281	19,794
Cash paid for income taxes	117	1,916	1,205
Accrued dividends to common shareholders	14,788	—	25,653
Accrued distributions to redeemable noncontrolling interests	2,823	—	3,968
Redemption of OP Units for common shares	17,071	44,620	16,704
Recognition (derecognition) of operating lease right-of-use asset	(13,724)	61,443	—
Recognition (derecognition) of liabilities related to operating lease right-of-use asset	(13,724)	61,443	—
Derecognition of finance lease right-of-use assets	—	—	(179,668)
Derecognition of liabilities related to finance lease right-of-use assets	—	—	(163,586)
Cash paid for amounts included in the measurement of lease liabilities for operating leases	9,639	5,178	1,906

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Notes to Consolidated Financial Statements

1.          Organization and Basis of Presentation

Organization

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust, owns, operates and develops mixed-use properties concentrated in amenity-rich, Metro-served submarkets in and around Washington, D.C., most notably National Landing, that we believe have long-term growth potential and appeal to residential, office and retail tenants. Through an intense focus on placemaking, JBG SMITH cultivates vibrant, highly amenitized, walkable neighborhoods throughout the Washington, D.C. metropolitan area. Approximately 75.0% of our holdings are in the National Landing submarket in Northern Virginia, which is anchored by four key demand drivers: Amazon.com, Inc.'s ("Amazon") headquarters; Virginia Tech's $1 billion Innovation Campus; proximity to the Pentagon; and our placemaking initiatives and public infrastructure improvements. In addition, our third-party real estate services business provides fee-based real estate services to third parties, including the legacy funds formerly organized by The JBG Companies ("JBG") (the "JBG Legacy Funds").

Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of December 31, 2024, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 86.0% of its OP Units, after giving effect to the conversion of certain vested long-term incentive partnership units ("LTIP Units") that are convertible into OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our 10.0% subordinated interest in one commercial building and our 33.5% subordinated interest in four commercial buildings (the "Fortress Assets"), as well as the associated non-recourse mortgage loans, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures, and we have not guaranteed their obligations or otherwise committed to providing financial support.

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

As of December 31, 2024, our Operating Portfolio consisted of 38 operating assets comprising 16 multifamily assets totaling 6,781 units (6,781 units at our share), 20 commercial assets totaling 6.7 million square feet (6.3 million square feet at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have one under-construction multifamily asset with 775 units (775 units at our share) and 19 assets in our development pipeline totaling 11.0 million square feet (8.9 million square feet at our share) of estimated potential development density.

We derive our revenue primarily from leases with multifamily and commercial tenants. Revenue under our multifamily leases is generally due on a monthly basis with terms of approximately one year or less, and may include income from utility recoveries, parking and other miscellaneous items. Our commercial leases include fixed and percentage rents, and reimbursements from tenants for certain expenses such as real estate taxes, property operating expenses, and repairs and maintenance. In addition, our third-party real estate services business provides fee-based real estate services.

Only commercial leases with the U.S. federal government accounted for 10% or more of our total revenue as follows:

	Year Ended December 31,
	2024	2023	2022

	(Dollars in thousands)
Rental revenue from the U.S. federal government	$64,958	$64,439	$75,516
Percentage of total revenue	11.9%	10.7%	12.5%

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

The fair values of identified intangible assets and liabilities are determined based on the following:

●	The value allocable to the above- or below-market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired lease) of the difference between: (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management's estimate of the amounts that would be received using market rates over the remaining term of the lease. Amounts allocated to above-market leases are recorded as lease intangible assets in "Intangible assets, net" in our consolidated balance sheets, and amounts allocated to below-market leases are recorded as lease intangible liabilities in "Other liabilities, net" in our consolidated balance sheets. These intangibles are amortized to "Property rental revenue" in our consolidated statements of operations over the remaining terms of the respective leases.
●	Factors considered in determining the value allocable to in-place leases during hypothetical lease-up periods related to space that is leased at the time of acquisition include: (i) lost rent and operating cost recoveries during the hypothetical lease-up period and (ii) theoretical leasing commissions required to execute similar leases. These intangible assets are recorded as lease intangible assets in "Intangible assets, net" in our consolidated balance

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

If our estimates of future cash flows, anticipated holding periods, asset strategy or fair values change, based on market conditions, anticipated selling prices or other factors, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates, capitalization and discount rates and capital requirements that could differ materially from actual results.

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

We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and when the leased space is substantially ready for its intended use. In circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of property rental revenue on a straight-line basis over the term of the lease commencing when the tenant takes possession of the space. Differences between rental revenue recognized and amounts due under the respective lease agreements are recorded as an increase or decrease to "Deferred rent receivable" in our consolidated balance sheets. Property rental revenue also includes the amortization or accretion of acquired above- and below-market leases. We periodically evaluate the collectability of amounts due from tenants and recognize an adjustment to property rental revenue for accounts receivable and deferred rent receivable if we conclude it is not probable, we will collect substantially all of the remaining lease payments under the lease agreements. Any changes to the provision for lease revenue determined to be not probable of collection are included in "Property rental revenue" in our consolidated statements of operations. We exercise judgment in assessing the probability of collection and consider payment history, current credit status and economic outlook in making this determination.

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

Recent Accounting Pronouncements

Standard Adopted

Segment Reporting

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures." ASU 2023-07 enhances disclosures of significant segment expenses regularly provided to the chief operating decision maker ("CODM") and extends certain annual disclosures to interim periods. Retrospective adoption to all periods presented is required. ASU 2023-07 does not change the existing guidance on how a public entity identifies and determines its reportable segments. In 2024, we adopted ASU 2023-07, which did not have an impact on our consolidated financial statements, but resulted in incremental segment disclosures. See Note 20 for additional information.

Standards Not Yet Adopted

Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." ASU 2024-03 requires expanded interim and annual disclosures of certain expense information in the notes to the consolidated financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance can be applied on a prospective or retrospective basis. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statement disclosures.

Climate-Related Disclosures

In March 2024, the SEC issued final rules on the enhancement and standardization of climate-related disclosures. The rules require disclosure of, among other things, (i) actual and potential material impacts of climate-related risks on our strategy, business model and outlook, (ii) climate-related targets and goals that have materially affected or are reasonably likely to materially affect our business, results of operations or financial condition, (iii) governance and management of climate-related risks and (iv) material Scope 1 and Scope 2 greenhouse gas emissions. Additionally, the rules require disclosures in the notes to the financial statements regarding the effects of severe weather events and other natural conditions, subject to certain materiality thresholds, and certain carbon offsets and renewable energy certificates. The rules are effective on a phased-in timeline beginning in the annual reports for the year ended December 31, 2025. In April 2024, the SEC announced a stay of these climate disclosure rules pending judicial review. We are currently evaluating the potential impact of adopting these new rules on our consolidated financial statement disclosures.

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

3.          Acquisitions, Dispositions and Assets Held for Sale

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

Dispositions

The following is a summary of disposition activity:

					Gain (Loss)
			Gross	Cash	on the Sale
			Sales	Proceeds	of Real
Date Disposed	Assets	Segment	Price	from Sale	Estate

			(In thousands)
Year Ended December 31, 2024
January 22, 2024	North End Retail	Multifamily	$14,250	$12,410	$(1,200)
September 17, 2024	Fort Totten Square	Multifamily	86,800	84,600	(5,352)
December 19, 2024	2101 L Street (1)	Commercial	110,101	105,014	—
	Other (2)				3,799
					$(2,753)
Year Ended December 31, 2023
March 17, 2023	Development Parcel	Other	$5,500	$4,954	$(53)
March 23, 2023	4747 Bethesda Avenue (3)	Commercial			40,053
September 20, 2023	Falkland Chase-South & West and Falkland Chase-North	Multifamily	95,000	93,094	1,208
October 4, 2023	5 M Street Southwest	Other	29,500	28,585	430
November 30, 2023	Crystal City Marriott	Commercial	80,000	79,563	37,051
December 5, 2023	Capitol Point-North-75 New York Avenue	Other	11,516	11,285	(23)
	Other (4)				669
					$79,335
Year Ended December 31, 2022
March 28, 2022	Development Parcel	Other	$3,250	$3,149	$(136)
April 1, 2022	Universal Buildings (5)	Commercial	228,000	194,737	41,245
April 13, 2022	7200 Wisconsin Avenue, 1730 M Street, RTC-West and Courthouse Plaza 1 and 2 (6)	Commercial/ Other	580,000	527,694	(4,047)
May 25, 2022	Pen Place	Other	198,000	197,528	121,502
December 23, 2022	Land Option	Other	6,150	5,800	3,330
					$161,894
(1)	In connection with the sale of 2101 L Street, the lender of the related $120.9 million mortgage loan accepted the proceeds from the sale and $6.7 million of cash as repayment of the mortgage loan, resulting in a $9.2 million gain on the extinguishment of debt, which was included in "Gain (loss) on the extinguishment of debt" in our consolidated statement of operations for the year ended December 31, 2024.
(2)	Primarily related to the reversal of certain previously recorded contingent liabilities which were relieved in connection with the sale of Central Place Tower by one of our unconsolidated real estate ventures. See Note 5 for additional information.
(3)	We sold an 80.0% interest in the asset for a gross sales price of $196.0 million, representing a gross valuation of $245.0 million. See Note 5 for additional information.
(4)	Related to prior period dispositions.
(5)	Cash proceeds from sale excludes a lease termination fee of $24.3 million received during the first quarter of 2022.
(6)	Assets were sold to an unconsolidated real estate venture. See Note 5 for additional information. "RTC-West" refers to RTC-West, RTC-West Trophy Office and RTC-West Land. In April 2022, $164.8 million of mortgage loans related to 1730 M Street and RTC-West were repaid.

Assets Held for Sale

The following is a summary of assets held for sale as of December 31, 2024. There were no assets held for sale as of December 31, 2023.

					Liabilities Related
			Number of	Assets Held	to Assets Held
Assets	Segment	Location	Units	for Sale	for Sale
				(In thousands)
8001 Woodmont	Multifamily	Bethesda, Maryland	322	$190,465	$901

4.          Tenant and Other Receivables

The following is a summary of tenant and other receivables:

	December 31,
	2024	2023

	(In thousands)
Tenants	$13,483	$30,895
Third-party real estate services	6,246	8,959
Other	3,749	4,377
Total tenant and other receivables	$23,478	$44,231

5.          Investments in Unconsolidated Real Estate Ventures

The following is a summary of the composition of our investments in unconsolidated real estate ventures:

	Effective
	Ownership	December 31,
Real Estate Venture	Interest (1)	2024	2023

		(In thousands)
J.P. Morgan Global Alternatives ("J.P. Morgan") (2)	50.0%	$74,188	$72,742
4747 Bethesda Venture	20.0%	10,813	13,118
Brandywine Realty Trust (3)	30.0%	6,954	13,681
Prudential Global Investment Management ("PGIM") (4)	50.0%	678	163,375
Landmark Partners ("Landmark") (5)	18.0%	552	605
CBREI Venture (6)	10.0%	169	180
Other		300	580
Total investments in unconsolidated real estate ventures (7) (8)		$93,654	$264,281
(1)	Reflects our effective ownership interests in the underlying real estate as of December 31, 2024. We have multiple investments with certain venture partners in the underlying real estate.
(2)	J.P. Morgan is the advisor for an institutional investor.
(3)	Impairment losses of $6.7 million related to development parcels were included in "Loss from unconsolidated real estate ventures, net" in our consolidated statement of operations for the year ended December 31, 2024.
(4)	An impairment loss of $25.3 million related to Central Place Tower was included in "Loss from unconsolidated real estate ventures, net" in our consolidated statement of operations for the year ended December 31, 2023. In February 2024, the venture sold its interest in Central Place Tower.
(5)	In November 2023, the venture sold its interest in Rosslyn Gateway-North, Rosslyn Gateway-South, Rosslyn Gateway-South Land and Rosslyn Gateway-North Land ("Rosslyn Gateway"). Impairment losses totaling $19.3 million related to the L'Enfant Plaza assets and the Rosslyn Gateway assets were included in "Loss from unconsolidated real estate ventures, net" in our consolidated statement of operations for the year ended December 31, 2022. Excludes the L'Enfant Plaza assets for which we had a zero-investment balance and discontinued applying the equity method of accounting after September 30, 2022. In October 2024, the lender foreclosed on the mortgage loan secured by the L’Enfant Plaza assets and took possession of the properties.

(6)	In August 2023, the venture sold its interest in Stonebridge at Potomac Town Center. An impairment loss of $3.3 million related to The Foundry was included in "Loss from unconsolidated real estate ventures, net" in our consolidated statement of operations for the year ended December 31, 2023. Excludes The Foundry for which we had a zero-investment balance and discontinued applying the equity method of accounting after September 30, 2023. In April 2024, the lender foreclosed on the mortgage loan secured by The Foundry and took possession of the property. In August 2022, we acquired the remaining 36.0% ownership interest in Atlantic Plumbing, an asset previously owned by the venture. See Note 3 for additional information.
(7)	Excludes (i) 10.0% subordinated interest in one commercial building, (ii) the Fortress Assets, (iii) the L'Enfant Plaza assets and (iv) The Foundry. Also, excludes our interest in an investment in the real estate venture that owns 1101 17th Street for which we have discontinued applying the equity method of accounting since June 30, 2018 because we received distributions in excess of our contributions and share of earnings, which reduced our investment to zero; further, we are not obligated to provide for losses, have not guaranteed its obligations or otherwise committed to provide financial support.
(8)	As of December 31, 2024 and 2023, our total investments in unconsolidated real estate ventures were greater than our share of the net book value of the underlying assets by $10.6 million and $8.7 million, resulting principally from our zero-investment balance in certain real estate ventures and capitalized interest.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $16.3 million, $21.7 million and $24.0 million for each of the three years in the period ended December 31, 2024, for such services.

The following is a summary of disposition activity by our unconsolidated real estate ventures:

					Mortgage	Proportionate
	Real Estate			Gross	Loans	Share of
	Venture		Ownership	Sales	Repaid by	Aggregate
Date Disposed	Partner	Assets	Percentage	Price	Venture	Gain (Loss) (1)

				(Dollars in thousands)
Year Ended December 31, 2024
February 13, 2024	PGIM	Central Place Tower	50.0%	$325,000	$—	$480
Year Ended December 31, 2023
August 24, 2023	CBREI Venture	Stonebridge at Potomac Town Center	10.0%	$172,500	$79,600	$641
November 14, 2023	Landmark	Rosslyn Gateway	18.0%	52,000	44,844	(230)
						$411
Year Ended December 31, 2022
January 27, 2022	Landmark	The Alaire, The Terano and 12511 Parklawn Drive	1.8% - 18.0%	$137,500	$79,829	$5,243
May 10, 2022	Landmark	Galvan	1.8%	152,500	89,500	407
June 1, 2022	Canadian Pension Plan Investment Board	1900 N Street	55.0%	265,000	151,709	529
December 15, 2022	CBREI Venture	The Gale Eckington	5.0%	215,550	110,813	618
						$6,797
(1)	Included in "Loss from unconsolidated real estate ventures, net" in our consolidated statements of operations. Additionally, we recognized $3.8 million related to certain previously recorded contingent liabilities, which were relieved in connection with the sale of Central Place Tower and included in "Gain (loss) on the sale of real estate, net" in our consolidated statement of operations for the year ended December 31, 2024.

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

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted
	Average Effective	December 31,
	Interest Rate (1)	2024	2023

		(In thousands)
Variable rate (2)	5.68%	$175,000	$175,000
Fixed rate (3)	4.13%	60,000	60,000
Mortgage loans (4)		235,000	235,000
Unamortized deferred financing costs and premium / discount, net		(5,795)	(8,531)
Mortgage loans, net (4) (5)		$229,205	$226,469
(1)	Weighted average effective interest rate as of December 31, 2024.
(2)	Includes variable rate mortgage loans with interest rate cap agreements.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(4)	Excludes mortgage loans related to the Fortress Assets, the L'Enfant Plaza assets and The Foundry. In April 2024, the lender foreclosed on the mortgage loan secured by The Foundry and took possession of the property. In October 2024, the lender foreclosed on the mortgage loan secured by the L’Enfant Plaza assets and took possession of the properties.
(5)	See Note 21 for additional information on guarantees related to our unconsolidated real estate ventures.

The following is a summary of the financial information for our unconsolidated real estate ventures:

	December 31,
	2024	2023

	(In thousands)
Combined balance sheet information: (1)
Real estate, net	$424,170	$729,791
Other assets, net	64,478	137,771
Total assets	$488,648	$867,562

Mortgage loans, net	$229,205	$226,469
Other liabilities, net	27,019	47,251
Total liabilities	256,224	273,720
Total equity	232,424	593,842
Total liabilities and equity	$488,648	$867,562

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Combined income statement information: (1)
Total revenue	$37,219	$85,280	$143,665
Operating income (loss) (2)	(14,195)	(62,668)	91,473
Net income (loss) (2)	(30,041)	(85,551)	59,215
(1)	Excludes amounts related to the Fortress Assets. Excludes combined balance sheet information for both periods presented and combined income statement information for 2024, 2023 and the fourth quarter of 2022 related to the L'Enfant Plaza assets as we discontinued applying the equity method of accounting after September 30, 2022. Excludes combined balance sheet information for both periods presented and combined income statement information for 2024 and the fourth quarter of 2023 related to The Foundry as we discontinued applying the equity method of accounting after September 30, 2023.
(2)	Includes the gain from the sale of various assets totaling $894,000, $3.0 million and $114.9 million for each of the three years in the period ended December 31, 2024. Includes impairment losses of $22.5 million, $80.7 million and $37.7 million for each of the three years in the period ended December 31, 2024.

6.          Variable Interest Entities

Unconsolidated VIEs

As of December 31, 2024 and 2023, we had interests in entities deemed to be VIEs. Although we may be responsible for managing the day-to-day operations of these investees, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. We account for our investment in these entities under the equity method. As of December 31, 2024 and 2023, the net carrying amounts of our investment in these entities were $82.0 million and $87.3 million, which were included in "Investments in unconsolidated real estate ventures" in our consolidated balance sheets. Our equity in the income of unconsolidated VIEs was included in "Loss from unconsolidated real estate ventures, net" in our consolidated statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees. See Note 21 for additional information.

Consolidated VIEs

JBG SMITH LP is our most significant consolidated VIE. We hold 86.0% of the limited partnership interest in JBG SMITH LP, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management. The noncontrolling interests of JBG SMITH LP do not have substantive liquidation rights, substantive kick-out rights without cause or substantive participating rights that could be exercised by a simple majority of noncontrolling interest limited partners (including by such a limited partner unilaterally). Because the noncontrolling interest holders do not have these rights, JBG SMITH LP is a VIE. As general partner, we have the power to direct the activities of JBG SMITH LP that most significantly affect its economic performance, and through our majority interest, we have both the right to receive benefits from and the obligation to absorb losses of JBG SMITH LP. Accordingly, we are the primary beneficiary of JBG SMITH LP and consolidate it in our financial statements. Because we conduct our business through JBG SMITH LP, its total assets and liabilities comprise substantially all of our consolidated assets and liabilities.

In March 2021, we leased the land underlying 1900 Crystal Drive located in National Landing to a lessee, which constructed an 808-unit multifamily asset comprising two towers, The Grace and Reva, with ground floor retail. The ground lessee engaged us to be the development manager for the construction of 1900 Crystal Drive, and separately, we were the lessee in a master lease of the asset. In June 2024, we acquired the ground lessee's interest in 1900 Crystal Drive for $26.6 million of which $4.7 million was a reduction of "Noncontrolling interests" in our consolidated balance sheet.

In December 2021, we leased the land underlying 2000 South Bell Street and 2001 South Bell Street ("2000/2001 South Bell Street") located in National Landing to a lessee, which is constructing a 775-unit multifamily asset comprising two towers, Valen and The Zoe, with ground floor retail. The ground lessee engaged us to be the development manager for the construction of 2000/2001 South Bell Street, and separately, we were the lessee in a master lease of the asset. In December

2024, we acquired the ground lessee's interest in 2000/2001 South Bell Street for $22.8 million of which $14.3 million was a reduction of "Noncontrolling interests" in our consolidated balance sheet.

As of December 31, 2023, we determined that 1900 Crystal Drive and 2000/2001 South Bell Street were VIEs and that we were the primary beneficiary of the VIEs. Accordingly, we consolidated the VIEs with the lessee's ownership interest shown as "Noncontrolling interests" in our consolidated balance sheet. As of December 31, 2023, we consolidated 1900 Crystal Drive and 2000/2001 South Bell Street with total assets of $503.2 million, and liabilities of $293.3 million. VIE assets primarily consisted of construction in progress and VIE liabilities primarily consisted of mortgage loans. As of December 31, 2024, as a result of the above transactions, 1900 Crystal Drive and 2000/2001 South Bell Street were no longer VIEs.

7.          Deferred Leasing Costs, Net

The following is a summary of the deferred leasing costs, net:

	December 31,
	2024	2023

	(In thousands)
Deferred leasing costs	$161,406	$173,019
Accumulated amortization	(91,585)	(91,542)
Deferred leasing costs, net	$69,821	$81,477

8.          Intangible Assets, Net

The following is a summary of the intangible assets, net:

	December 31, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(In thousands)
Lease intangible assets:
In-place leases	$7,799	$(6,330)	$1,469	$14,767	$(9,874)	$4,893
Above-market real estate leases	528	(481)	47	5,321	(4,580)	741
	8,327	(6,811)	1,516	20,088	(14,454)	5,634

Other identified intangible assets:
Wireless spectrum licenses	25,780	—	25,780	25,780	—	25,780
Option to enter into ground lease	17,090	—	17,090	17,090	—	17,090
Management and leasing contracts	43,600	(40,986)	2,614	43,600	(35,488)	8,112
	86,470	(40,986)	45,484	86,470	(35,488)	50,982
Total intangible assets, net	$94,797	$(47,797)	$47,000	$106,558	$(49,942)	$56,616

The following is a summary of amortization expense related to lease and other identified intangible assets:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
In-place lease amortization (1)	$1,350	$4,972	$8,594
Above-market real estate lease amortization (2)	569	720	738
Management and leasing contract amortization (1)	5,499	5,590	5,905
Total amortization expense related to lease and other identified intangible assets	$7,418	$11,282	$15,237
(1)	Amounts are included in "Depreciation and amortization expense" in our consolidated statements of operations.

(2)	Amounts are included in "Property rental revenue" in our consolidated statements of operations.

The following is a summary of the estimated amortization related to lease and other identified intangible assets for the next five years and thereafter as of December 31, 2024:

Year ending December 31,	Amount
(In thousands)
2025	$2,738
2026	664
2027	281
2028	174
2029	41
Thereafter	232
Total (1)	$4,130
(1)	Estimated amortization related to the option to enter into ground lease is excluded from the amortization table above as the ground lease does not have a definite start date. Additionally, the wireless spectrum licenses are excluded from the amortization table as they are indefinite-lived intangible assets.

9.          Other Assets, Net

The following is a summary of other assets, net:

	December 31,
	2024	2023

	(In thousands)
Prepaid expenses	$10,834	$13,215
Derivative financial instruments, at fair value	25,682	42,341
Deferred financing costs, net	7,280	10,199
Operating lease right-of-use assets	44,034	60,329
Investments in funds (1)	27,665	21,785
Other investments (2)	3,237	3,487
Other	12,586	12,125
Total other assets, net	$131,318	$163,481
(1)	Consists of investments in real estate-focused technology companies which are recorded at their fair value based on their reported net asset value. For each of the three years in the period ended December 31, 2024, unrealized gains were $4.8 million, $1.3 million and $2.1 million related to these investments. For each of the three years in the period ended December 31, 2024, realized losses related to these investments were $1.3 million, $758,000 and $1.2 million. Unrealized and realized gains (losses) were included in "Interest and other income, net" in our consolidated statements of operations.
(2)	Primarily consists of equity investments that are carried at cost. For each of the three years in the period ended December 31, 2024, realized gains (losses) were ($250,000), $436,000 and $13.5 million related to these investments, which were included in "Interest and other income, net" in our consolidated statements of operations.

10.          Debt

Mortgage Loans

The following is a summary of mortgage loans:

	Weighted Average
	Effective	December 31,
	Interest Rate (1)	2024	2023

		(In thousands)
Variable rate (2)	5.58%	$587,254	$608,582
Fixed rate (3)	4.79%	1,196,479	1,189,643
Mortgage loans		1,783,733	1,798,225
Unamortized deferred financing costs and premium / discount, net		(16,560)	(15,211)
Mortgage loans, net		$1,767,173	$1,783,014
(1)	Weighted average effective interest rate as of December 31, 2024.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.36%, and the weighted average maturity date of the interest rate caps is the first quarter of 2026. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of December 31, 2024, one-month term Secured Overnight Financing Rate ("SOFR") was 4.33% and the 30-day average SOFR was 4.53%.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.

As of December 31, 2024 and 2023, the net carrying value of real estate collateralizing our mortgage loans totaled $2.1 billion and $2.2 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity.

In November 2024, the mortgage loan collateralized by The Grace and Reva was refinanced with a five-year interest-only $273.6 million mortgage loan with a fixed interest rate of 5.19%.

In January 2023, we entered into a $187.6 million loan facility, collateralized by The Wren and F1RST Residences. The loan has a seven-year term and a fixed interest rate of 5.13%. Proceeds from the loan were used, in part, to repay the $131.5 million mortgage loan collateralized by 2121 Crystal Drive, which had a fixed interest rate of 5.51%.

In December 2024, in connection with the sale of 2101 L Street, the lender of the related $120.9 million mortgage loan accepted the proceeds from the sale and $6.7 million of cash as repayment of the mortgage loan, resulting in a $9.2 million gain on the extinguishment of debt, which was included in "Gain (loss) on the extinguishment of debt" in our consolidated statement of operations for the year ended December 31, 2024. In September 2024, we repaid the $83.3 million mortgage loan collateralized by 201 12th Street S., 200 12th Street S., and 251 18th Street S. In June 2023, we repaid $142.4 million in mortgage loans collateralized by Falkland Chase-South & West and 800 North Glebe Road.

As of December 31, 2024 and 2023, we had various interest rate swap and cap agreements on certain of our mortgage loans with an aggregate notional value of $1.4 billion and $1.7 billion. See Note 19 for additional information.

Revolving Credit Facility and Term Loans

As of December 31, 2024, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2026, as extended in September 2024, a $400.0 million term loan ("Tranche A-2 Term Loan") maturing in January 2028 and a $120.0 million term loan ("2023 Term Loan") maturing in June 2028. We have the option to increase the $750.0 million revolving credit facility or add term loans up to $500.0 million. The revolving credit facility has two six-month extension options, and the Tranche A-1 Term Loan has one remaining one-year extension option.

Based on the terms as of December 31, 2024, the interest rate for the credit facility varies based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets, and ranges (i) in the case of the revolving credit facility, from daily SOFR plus 1.40% to daily SOFR plus 1.85%, (ii) in the case of the Tranche A-1 Term Loan, from one-month term SOFR plus 1.15% to one-month term SOFR plus 1.75%, (iii) in the case of the Tranche A-2 Term Loan, from one-month term SOFR plus 1.25% to one-month term SOFR plus 1.80% and (iv) in the case of the 2023 Term Loan, from one-month term SOFR plus 1.25% to one-month term SOFR plus 1.80%.

The following is a summary of amounts outstanding under the revolving credit facility and term loans:

	Effective	December 31,
	Interest Rate (1)	2024	2023

		(In thousands)
Revolving credit facility (2) (3)	5.98%	$85,000	$62,000

Tranche A-1 Term Loan (4)	5.34%	$200,000	$200,000
Tranche A-2 Term Loan (5)	4.20%	400,000	400,000
2023 Term Loan (6)	5.41%	120,000	120,000
Term loans		720,000	720,000
Unamortized deferred financing costs, net		(2,147)	(2,828)
Term loans, net		$717,853	$717,172
(1)	Effective interest rate as of December 31, 2024. The interest rate for the revolving credit facility excludes a 0.20% and 0.15% facility fee as of December 31, 2024 and 2023.
(2)	As of December 31, 2024, daily SOFR was 4.49%. As of December 31, 2024 and 2023, letters of credit with an aggregate face amount of $15.2 million and $467,000 were outstanding under our revolving credit facility.
(3)	As of December 31, 2024 and 2023, excludes $7.3 million and $10.2 million of net of deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our consolidated balance sheets.
(4)	As of December 31, 2024, the interest rate swaps fixed SOFR at a weighted average interest rate of 4.00% through the extended maturity date of January 2027.
(5)	As of December 31, 2024, the interest rate swaps fixed SOFR at a weighted average interest rate of 2.81% through the maturity date.
(6)	As of December 31, 2024, the interest rate swap fixed SOFR at an interest rate of 4.01% through the maturity date.

Principal Maturities

The following is a summary of principal maturities of debt outstanding, including mortgage loans, the revolving credit facility and the term loans, as of December 31, 2024:

Year ending December 31,	Amount
(In thousands)
2025	$312,370
2026	312,483
2027	424,814
2028	609,566
2029	376,087
Thereafter	553,413
Total	$2,588,733

11.          Other Liabilities, Net

The following is a summary of other liabilities, net:

	December 31,
	2024	2023

	(In thousands)
Lease intangible liabilities	$2,996	$5,978
Accumulated amortization	(1,713)	(2,482)
Lease intangible liabilities, net	$1,283	$3,496
Lease incentive liabilities	2,590	7,546
Liabilities related to operating lease right-of-use assets	44,430	64,501
Prepaid rent	12,978	10,946
Security deposits	11,167	12,133
Environmental liabilities	17,468	17,568
Deferred tax liability, net	3,917	3,326
Dividends payable	17,611	—
Derivative financial instruments, at fair value	2,395	14,444
Other	1,988	4,909
Total other liabilities, net	$115,827	$138,869

Amortization revenue included in "Property rental revenue" in our consolidated statements of operations related to lease intangible liabilities for each of the three years in the period ended December 31, 2024 was $408,000, $1.7 million and $1.9 million.

The following is a summary of the estimated amortization of lease intangible liabilities for the next five years and thereafter as of December 31, 2024:

Year ending December 31,	Amount
(In thousands)
2025	$292
2026	218
2027	101
2028	92
2029	86
Thereafter	494
Total	$1,283

12.          Income Taxes

We have elected to be taxed as a REIT, and accordingly, we have incurred no federal income tax expense related to our REIT subsidiaries except for our TRSs.

Our consolidated financial statements include the operations of our TRSs, which are subject to federal, state and local income taxes on their taxable income. As a REIT, we may also be subject to federal excise taxes if we engage in certain types of transactions. Continued qualification as a REIT depends on our ability to satisfy the REIT distribution tests, stock ownership requirements and various other qualification tests. The net basis of our assets and liabilities for tax reporting purposes is approximately $657.3 million higher than the amounts reported in our consolidated balance sheet as of December 31, 2024.

The following is a summary of our income tax (expense) benefit:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Current tax expense	$(171)	$(1,282)	$(1,701)
Deferred tax (expense) benefit	(591)	1,578	437
Income tax (expense) benefit	$(762)	$296	$(1,264)

As of December 31, 2024 and 2023, we have a net deferred tax liability of $3.9 million and $3.3 million primarily related to basis differences in management and leasing contracts and other investments, partially offset by deferred tax assets associated with tax versus book differences and related general and administrative expenses. We are subject to federal, state and local income tax examinations by taxing authorities for the tax years ending in 2020 through 2023.

	December 31,
	2024	2023

	(In thousands)
Deferred tax assets:
Accrued bonus	$—	$474
Deferred revenue	158	503
Capital loss	187	—
Charitable contributions	1,344	748
Basis difference - real estate	399	—
Other	308	171
Total deferred tax assets	2,396	1,896
Valuation allowance	(1,531)	(748)
Total deferred tax assets, net of valuation allowance	865	1,148
Deferred tax liabilities:
Basis difference - intangible assets	(2,090)	(2,739)
Basis difference - real estate	—	(344)
Basis difference - investments	(2,660)	(1,348)
Other	(32)	(43)
Total deferred tax liabilities	(4,782)	(4,474)
Net deferred tax liability	$(3,917)	$(3,326)

During the year ended December 31, 2024, our Board of Trustees declared cash dividends totaling $0.875 of which $0.540 was taxable as ordinary income for federal income tax purposes (which includes $0.168 of qualified dividends), $0.160 were non-dividend distributions and the remaining $0.175 will be determined in 2025. During the year ended December 31, 2023, our Board of Trustees declared cash dividends totaling $0.675 of which $0.135 was taxable as ordinary income for federal income tax purposes and $0.540 were capital gain distributions. During the year ended December 31, 2022, our Board of Trustees declared cash dividends totaling $0.90 of which $0.025 was taxable as ordinary income for federal income tax purposes and $0.875 were capital gain distributions.

13.          Redeemable Noncontrolling Interests

OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. Vested LTIP Units are redeemable into OP Units. During the years ended December 31, 2024 and 2023, unitholders redeemed 1.0 million and 2.8 million OP Units, which we elected to redeem for an equivalent number of our common shares. As of December 31, 2024, outstanding OP Units and redeemable LTIP Units totaled 13.8 million, representing a 14.0% ownership interest in JBG SMITH LP. Our OP Units and certain vested LTIP Units are presented at the higher of their redemption value or their carrying value, with adjustments to the redemption value recognized in "Additional paid-in capital" in our consolidated balance sheets. Redemption value per OP Unit is equivalent to the market value of one of our common shares at the end of the period.

The following is a summary of the activity of redeemable noncontrolling interests:

	Year Ended December 31,
	2024	2023
			Consolidated
	JBG	JBG	Real Estate
	SMITH LP	SMITH LP	Venture (2)	Total

	(In thousands)
Balance, beginning of period	$440,737	$480,663	$647	$481,310
Redemptions	(17,071)	(44,620)	(647)	(45,267)
LTIP Units issued in lieu of cash compensation (1)	3,835	5,213	—	5,213
Net loss	(22,202)	(10,596)	—	(10,596)
Other comprehensive loss	(817)	(4,486)	—	(4,486)
Distributions	(14,386)	(11,351)	—	(11,351)
Share-based compensation expense	26,976	29,018	—	29,018
Adjustment to redemption value	6,560	(3,104)	—	(3,104)
Balance, end of period	$423,632	$440,737	$—	$440,737
(1)	See Note 15 for additional information.
(2)	As of December 31, 2022, we held a 99.7% ownership interest in a real estate venture that owned The Wren, a multifamily asset. In February 2023, the partner redeemed its 0.3% interest, increasing our ownership interest to 100.0%.

14.          Property Rental Revenue

The following is a summary of property rental revenue from our non-cancellable leases:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Fixed	$422,784	$436,933	$447,007
Variable	34,166	46,226	44,731
Property rental revenue	$456,950	$483,159	$491,738

As of December 31, 2024, the amounts that are contractually due from lease payments under our operating leases on an annual basis for the next five years and thereafter are as follows:

Year ending December 31,	Amount
(In thousands)
2025	$283,230
2026	178,445
2027	169,687
2028	151,042
2029	133,170
Thereafter	1,733,151
$2,648,725

15.          Share-Based Payments and Employee Benefits

OP UNITS

Certain OP Units issued in the Combination to the former owners of JBG/Operating Partners, L.P. vested over a period of 60 months based on continued employment. Compensation expense for these OP Units was recognized over the graded vesting period through July 2022. The total-grant date fair value of the OP Units that vested for the year ended December 31, 2022 was $14.7 million.

JBG SMITH 2017 Omnibus Share Plan

On June 23, 2017, our Board of Trustees adopted the JBG SMITH 2017 Omnibus Share Plan (the "Plan"), effective as of July 17, 2017, and authorized the reservation of 10.3 million common shares pursuant to the Plan. In April 2021, our shareholders approved an amendment to the Plan to increase the common shares reserved for issuance under the Plan by 8.0 million common shares, and in April 2024, our shareholders approved an amendment to the Plan to increase the common shares reserved for issuance under the Plan by 7.5 million common shares to 25.8 million total common shares. As of December 31, 2024, there were 10.2 million common shares available for issuance under the Plan.

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

The total-grant date fair value of the Formation Awards that vested for the year ended December 31, 2022 was $8.9 million.

Time-Based LTIP Units and LTIP Units

During each of the three years in the period ended December 31, 2024, we granted to certain employees 974,140, 979,138 and 644,995 LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") and a weighted average grant-date fair value of $15.93, $17.56 and $27.39 per unit that primarily vest ratably over four years subject to continued employment. Compensation expense for these units is primarily being recognized over a four-year period.

During each of the three years in the period ended December 31, 2024, we granted 209,047, 280,342 and 252,206 fully vested LTIP Units to certain employees, who elected to receive all or a portion of their cash bonuses related to prior service as LTIP Units. The LTIP Units had a grant-date fair value of $14.27, $15.90 and $22.19 per unit.

During each of the three years in the period ended December 31, 2024, as part of their annual compensation, we granted to non-employee trustees a total of 141,422, 155,523 and 95,084 fully vested LTIP Units with a grant-date fair value of $12.40, $11.30 and $20.90 per unit. The LTIP Units may not be sold while a trustee is serving on the Board of Trustees.

The aggregate grant-date fair value of the Time-Based LTIP Units and LTIP Units granted (collectively "Granted LTIPs") for each of the three years in the period ended December 31, 2024 was $20.3 million, $23.4 million and $25.7 million. Holders of the Granted LTIPs have the right to convert vested units into OP Units, which are then subsequently exchangeable for our common shares. Granted LTIPs do not have redemption rights, but any OP Units into which units are converted are entitled to redemption rights. Granted LTIPs, generally, vote with the OP Units and do not have any separate voting rights except in connection with actions that would materially and adversely affect the rights of the Granted LTIPs. The Granted LTIPs were valued based on the closing common share price on the date of grant, less a discount for post-grant restrictions. The discount was determined using Monte Carlo simulations based on the following significant assumptions:

Year Ended December 31,
	2024	2023	2022
Expected volatility	33.0 % to 35.0%	26.0% to 31.0%	30.0% to 41.0%
Risk-free interest rate	4.4% to 4.8%	3.4% to 4.9%	0.4% to 2.9%
Post-grant restriction periods	2 to 6 years	2 to 6 years	2 to 6 years

The following is a summary of the Granted LTIPs activity:

		Weighted
	Unvested	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2023	1,865,712	$24.62
Granted	1,324,609	15.29
Vested	(796,398)	20.16
Forfeited	(136,447)	20.29
Unvested as of December 31, 2024	2,257,476	20.99

The total-grant date fair value of the Granted LTIPs that vested for each of the three years in the period ended December 31, 2024 was $16.1 million, $28.0 million and $27.2 million.

Appreciation-Only LTIP Units ("AO LTIP Units")

During each of the three years in the period ended December 31, 2024, we granted to certain employees 1.9 million, 1.7 million and 1.5 million performance-based AO LTIP Units with a weighted average grant-date fair value of $3.79, $3.73 and $4.44 per unit. The AO LTIP Units are structured in the form of profits interests that provide for a share of appreciation determined by the increase in the value of a common share at the time of conversion over the participation threshold of $18.93, $20.83 and $32.30 for each of the three years in the period ended December 31, 2024. The AO LTIP Units are subject to a total shareholder return ("TSR") modifier whereby the number of AO LTIP Units that will ultimately be earned will be increased or reduced by as much as 25%. The AO LTIP Units have a three-year performance period with 50% of the AO LTIP Units earned vesting at the end of the three-year performance period and the remaining 50% vesting on the fourth anniversary of the grant date, subject to continued employment. The AO LTIP Units expire on the tenth anniversary of their grant date.

The aggregate grant-date fair value of the AO LTIP Units granted for each of the three years in the period ended December 31, 2024 was $7.1 million, $6.4 million and $6.6 million, valued using Monte Carlo simulations based on the following significant assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	32.0%	30.0%	27.0%
Dividend yield	3.2%	3.2%	2.7%
Risk-free interest rate	4.1%	4.1%	1.6%

The following is a summary of the AO LTIP Units activity:

		Weighted
	Unvested	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2023	3,099,950	$4.07
Granted	1,876,312	3.79
Forfeited	(6,615)	4.44
Unvested as of December 31, 2024	4,969,647	3.96

Performance-Based LTIP Units

LTIP Units with performance-based vesting requirements ("Performance-Based LTIP Units") are performance-based equity compensation pursuant to which participants have the opportunity to earn LTIP Units based on the relative performance of the TSR of our common shares compared to the companies in the FTSE Nareit Equity Office Index, over the defined performance period beginning on the grant date, inclusive of dividends and stock price appreciation.

Our Performance-Based LTIP Units granted in January 2020 had a three-year performance period. 50% of the Performance-Based LTIP Units would have vested at the end of the three-year performance period and the remaining 50% would have vested on the fourth anniversary of the date of grant, subject to continued employment. However, the Performance-Based LTIP Units did not achieve a positive absolute TSR at the end of the three-year performance period, but achieved at least the threshold level of the relative performance criteria. Therefore, 50% of the units were forfeited, and the remaining units will vest if and when we achieve a positive TSR during the succeeding seven years, measured at the end of each quarter. Compensation expense for these units was recognized over a four-year period through January 2024.

Our Performance-Based LTIP Units granted in July 2021 have a six-year performance period. 50% vest on the fifth anniversary of the grant date and 25% on each of the sixth and seventh anniversaries of the grant date, subject to continued employment, based on our achievement of four share price targets during the performance period commencing on the first anniversary of the grant date and ending on the sixth anniversary of the grant date. Additionally, in January 2022, we granted to certain employees 21,705 Performance-Based LTIP Units with a grant-date fair value of $17.68 per unit that vest over the same time period. Compensation expense for these units is being recognized over a seven-year period.

The aggregate grant-date fair value of the Performance-Based LTIP Units for the year ended December 31, 2022 was $384,000, valued using Monte Carlo simulations based on the following significant assumptions:

Year Ended
December 31, 2022
Expected volatility	28.0%
Dividend yield	2.7%
Risk-free interest rate	1.5%

The following is a summary of the Performance-Based LTIP Units activity:

		Weighted
	Unvested	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2023	765,830	$22.58
Forfeited	(60,076)	23.07
Unvested as of December 31, 2024	705,754	22.54

RSUs

During each of the three years in the period ended December 31, 2024, we granted to certain non-executive employees

74,842, 78,681 and 39,536 RSUs with time-based vesting requirements ("Time-Based RSUs") and a weighted average grant-date fair value of $17.21, $18.94 and $29.36 per unit. Vesting requirements and compensation expense recognition for the Time-Based RSUs are primarily consistent to those of the Time-Based LTIP Units granted during each of the three years in the period ended December 31, 2024.

The aggregate grant-date fair value of the RSUs granted during each of the three years in the period ended December 31, 2024 was $1.3 million, $1.5 million and $1.2 million. The Time-Based RSUs were valued based on the closing common share price on the date of grant.

The following is a summary of the Time-Based RSUs activity:

		Weighted
	Unvested	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2023	70,750	$22.46
Granted	74,842	17.21
Vested	(37,484)	21.25
Forfeited	(2,905)	17.21
Unvested as of December 31, 2024	105,203	19.30

The aggregate total-grant date fair value of the RSUs that vested for each of the three years in the period ended December 31, 2024 was $796,000, $1.1 million and $271,000.

ESPP

The ESPP authorized the issuance of up to 2.1 million common shares. The ESPP provides eligible employees an option to contribute up to $25,000 in any calendar year, through payroll deductions, toward the purchase of our common shares at a discount of 15.0% of the closing price of a common share on relevant determination dates. As of December 31, 2024, there were 1.6 million common shares available for issuance under the ESPP.

Pursuant to the ESPP, employees purchased 71,221, 84,673 and 79,040 common shares for $945,000, $1.1 million and $1.5 million during each of the three years in the period ended December 31, 2024, valued using the Black Scholes model based on the following significant assumptions:

Year Ended December 31,
	2024	2023	2022
Expected volatility	26.0% to 48.0%	30.0% to 37.0%	23.0% to 30.0%
Dividend yield	4.2% to 4.6%	2.4% to 6.3%	1.6% to 4.1%
Risk-free interest rate	5.3% to 5.6%	4.7% to 5.4%	0.2% to 2.4%
Expected life	3 months	6 months	6 months

Share-Based Compensation Expense

The following is a summary of share-based compensation expense:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Time-Based LTIP Units	$16,826	$16,822	$19,378
AO LTIP Units and Performance-Based LTIP Units	8,598	10,647	12,615
LTIP Units	1,552	1,000	1,000
Other equity awards (1)	4,475	5,394	6,610
Share-based compensation expense - other	31,451	33,863	39,603
Share-based compensation related to Formation Transaction and special equity awards (2)	—	549	5,391
Total share-based compensation expense	31,451	34,412	44,994
Less: amount capitalized	(1,927)	(2,312)	(3,722)
Share-based compensation expense	$29,524	$32,100	$41,272
(1)	Primarily comprising compensation expense for: (i) fully vested LTIP Units issued to certain employees in lieu of all or a portion of any cash bonuses earned, (ii) RSUs and (iii) shares issued under our ESPP.
(2)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in our consolidated statements of operations. Includes share-based compensation expense for awards issued in connection with the Formation Transaction and with our successful pursuit of Amazon's headquarters in National Landing all of which were fully expensed as of December 31, 2023.

As of December 31, 2024, we had $22.1 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 2.2 years.

Employee Benefits

We have a 401(k) defined contribution plan covering substantially all of our officers and employees which permits participants to defer compensation up to the maximum amount permitted by law. We provide a discretionary matching contribution. Employer contributions vest after one year of service. Our contributions for each of the three years in the period ended December 31, 2024 were $1.9 million, $2.3 million and $2.4 million.

2025 Grants

In January 2025, we granted (i) 549,292 AO LTIP Units with a participation threshold of $16.98 and expiration on the fifth anniversary of their grant date, (ii) 735,682 Time-Based LTIP Units, which require a three-year post vesting hold for certain executives, (iii) 98,029 Time-Based RSUs and (iv) 957,000 LTIP Units with performance-based vesting requirements to certain employees. Additionally, we granted 162,301 fully vested LTIP Units to certain employees who elected to receive all or a portion of their cash bonus earned, related to 2024 service, as LTIP Units.

16.          Transaction and Other Costs

The following is a summary of transaction and other costs:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Completed, potential and pursued transaction expenses (1)	$2,340	$1,625	$2,660
Severance and other costs	2,333	4,491	2,038
Demolition costs	644	2,621	813
Transaction and other costs	$5,317	$8,737	$5,511
(1)	Includes legal and other costs related to pursued transactions and dead deal costs.

17.          Interest Expense

The following is a summary of interest expense:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Interest expense before capitalized interest	$131,924	$117,811	$87,246
Amortization of deferred financing costs	17,405	9,779	4,532
Interest expense related to finance lease right-of-use assets	—	—	2,091
Net (gain) loss on non-designated derivatives:
Net unrealized (gain) loss	83	7,822	(7,355)
Net realized loss	—	—	304
Capitalized interest	(15,344)	(26,752)	(10,888)
Interest expense	$134,068	$108,660	$75,930

18.          Shareholders' Equity and Earnings (Loss) Per Common Share

Common Shares Repurchased

Our Board of Trustees previously authorized the repurchase of up to $1.5 billion of our outstanding common shares. In February 2025, our Board of Trustees increased our common share repurchase authorization to $2.0 billion. During the year ended December 31, 2024, we repurchased and retired 10.9 million common shares for $170.7 million, a weighted average purchase price per share of $15.60. During the year ended December 31, 2023, we repurchased and retired 22.6 million common shares for $335.3 million, a weighted average purchase price per share of $14.83. During the year ended December 31, 2022, we repurchased and retired 14.2 million common shares for $361.0 million, a weighted average purchase price per share of $25.49. Since we began the share repurchase program through December 31, 2024, we have repurchased and retired 56.8 million common shares for $1.1 billion, a weighted average purchase price per share of $19.87.

During the first quarter of 2025, through February 14, 2025, we repurchased and retired 2.1 million common shares for $32.3 million, a weighted average purchase price per share of $15.15, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

Earnings (Loss) Per Common Share

The following is a summary of the calculation of basic and diluted earnings (loss) per common share and a reconciliation of net income (loss) to the amounts of net income (loss) available to common shareholders used in calculating basic and diluted earnings (loss) per common share:

	Year Ended December 31,
	2024	2023	2022

	(In thousands, except per share amounts)
Net income (loss)	$(177,753)	$(91,709)	$98,986
Net (income) loss attributable to redeemable noncontrolling interests	22,202	10,596	(13,244)
Net (income) loss attributable to noncontrolling interests	12,025	1,135	(371)
Net income (loss) attributable to common shareholders	(143,526)	(79,978)	85,371
Distributions to participating securities	(2,463)	(2,054)	(1,860)
Net income (loss) available to common shareholders - basic and diluted	$(145,989)	$(82,032)	$83,511

Weighted average number of common shares outstanding - basic and diluted	88,330	105,095	119,005

Earnings (loss) per common share - basic and diluted	$(1.65)	$(0.78)	$0.70

The effect of the redemption of OP Units, Time-Based LTIP Units, fully vested LTIP Units and special equity awards that were outstanding as of the end of each period is excluded in the computation of diluted earnings (loss) per common share as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted earnings (loss) per share). Since OP Units, Time-Based LTIP Units, LTIP Units and special equity awards, which are held by noncontrolling interests, are attributed gains at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average impact are excluded from net income (loss) available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted earnings (loss) per common share. AO LTIP Units, Performance-Based LTIP Units, Formation Awards and RSUs, which totaled 7.9 million, 6.8 million and 5.9 million for each of the three years in the period ended December 31, 2024, were excluded from the calculation of diluted earnings (loss) per common share as they were antidilutive, but potentially could be dilutive in the future.

19.          Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments.

As of December 31, 2024 and 2023, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized gain on our derivative financial instruments designated as effective hedges was $17.2 million and $22.7 million as of December 31, 2024 and 2023, and was recorded in "Accumulated other comprehensive income" in our consolidated balance sheets, of which a portion was reclassified to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $5.6 million of the net unrealized gain as a decrease to interest expense.

The fair values of the derivative financial instruments are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and observable inputs. The derivative financial instruments are classified within Level 2 of the valuation hierarchy.

The following is a summary of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
December 31, 2024
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$23,367	—	$23,367	—
Classified as liabilities in "Other liabilities, net"	90	—	90	—
Non-designated derivatives:
Classified as assets in "Other assets, net"	2,315	—	2,315	—
Classified as liabilities in "Other liabilities, net"	2,305	—	2,305	—

December 31, 2023
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$35,632	—	$35,632	—
Classified as liabilities in "Other liabilities, net"	7,936	—	7,936	—
Non-designated derivatives:
Classified as assets in "Other assets, net"	6,709	—	6,709	—
Classified as liabilities in "Other liabilities, net"	6,508	—	6,508	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2024 and 2023, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains (losses) included in "Other comprehensive income (loss)" in our consolidated statements of comprehensive income (loss) for each of the three years in the period ended December 31, 2024 were attributable to the net change in unrealized gains (losses) related to effective derivative financial instruments that were outstanding during those periods, none of which were reported in our consolidated statements of operations as the derivative financial instruments were documented and qualified as hedging instruments. Realized and unrealized gains (losses) related to non-designated derivatives are included in "Interest expense" in our consolidated statements of operations.

Fair Value Measurements on a Nonrecurring Basis

Our real estate assets are reviewed for impairment whenever there are changes in circumstances or indicators that the carrying amount of the assets may not be recoverable.

During the year ended December 31, 2024, this assessment resulted in the impairment of 1901 South Bell Street, 2101 L Street, 8001 Woodmont and two development parcels, which had an estimated fair value totaling $332.5 million based on a market approach and were classified as Level 2 in the fair value hierarchy. 2101 L Street was sold in December 2024. The impairment loss totaled $55.4 million, which was included in "Impairment loss" in our consolidated statement of operations for the year ended December 31, 2024.

During the year ended December 31, 2023, this assessment resulted in the impairment of three commercial assets and one development parcel. Our estimate of the fair value of 2101 L Street of $121.3 million was determined using a discounted cash flow model and was classified as Level 3 in the fair value hierarchy, which considers, among other things, the anticipated holding period, current market conditions and utilizes unobservable quantitative inputs, including capitalization and discount rates. Our estimate of the fair value of 2100 Crystal Drive, 2200 Crystal Drive and a development parcel totaling $56.4 million was based on a market approach and were classified as Level 2 in the fair value hierarchy. The development parcel was sold in December 2023. The impairment loss totaled $90.2 million, which was included in "Impairment loss" in our consolidated statement of operations for the year ended December 31, 2023.

There were no assets measured at fair value on a nonrecurring basis as of December 31, 2022.

Financial Assets and Liabilities Not Measured at Fair Value

As of December 31, 2024 and 2023, all financial instruments and liabilities were reflected in our consolidated balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	December 31, 2024		December 31, 2023
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgage loans	$1,783,733	$1,749,904	$1,798,225	$1,753,251
Revolving credit facility	85,000	84,886	62,000	62,000
Term loans	720,000	715,929	720,000	715,950
(1)	The carrying amount consists of principal only.

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

20.          Segment Information

We own, operate and develop mixed-use properties concentrated in and around Washington, D.C. We derive our revenue primarily from leases with multifamily and commercial tenants. In addition, our third-party real estate services business provides fee-based real estate services. Our operating segments are aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our CODM, makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, our three operating and reportable segments are multifamily, commercial, and third-party real estate services.

The CODM measures and evaluates the performance of our operating segments based on only the following measures at our share pertaining to each of our segments:

●	Net operating income ("NOI") (multifamily and commercial) - which includes our proportionate share of revenue and expenses attributable to real estate ventures. NOI includes property rental revenue and other property revenue, and deducts property expenses. NOI excludes deferred rent, commercial lease termination revenue, related party management fees, interest expense, and certain other non-cash adjustments, including the accretion of acquired below-market leases and the amortization of acquired above-market leases and below-market ground lease intangibles.
●	Net third-party real estate services, excluding reimbursements - which includes revenue streams generated by this segment, excluding reimbursement revenue, as well as the expenses attributable to this segment at our proportionate share, calculated by excluding real estate services revenue from our interests in such real estate ventures.

The CODM uses these measures predominantly in the annual budget and forecasting process as well as in his review of our quarterly financial results when making decisions about the allocation of operating and capital resources to each segment.

We have included disclosure of NOI and the results of our third-party real estate services business at our share to align with our internal reporting given the repositioning of our portfolio and the information used by our CODM.

The following is a summary of NOI at our share for our multifamily and commercial segments, including a reconciliation to our total NOI at share:

	Year Ended December 31, 2024
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$214,431	$230,039	$444,470
Other property revenue	3,677	17,517	21,194
Total property revenue	218,108	247,556	465,664
Property expense:
Real estate taxes	22,197	27,103	49,300
Payroll	16,347	13,293	29,640
Utilities	15,337	14,311	29,648
Repairs and maintenance	22,396	22,088	44,484
Other property operating	11,612	17,733	29,345
Total property expense	87,889	94,528	182,417
NOI from reportable segments	$130,219	$153,028	283,247
Other NOI (1)			(5,968)
NOI			$277,279

	Year Ended December 31, 2023
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$205,061	$285,652	$490,713
Other property revenue	8,068	19,106	27,174
Total property revenue	213,129	304,758	517,887
Property expense:
Real estate taxes	21,924	37,698	59,622
Payroll	19,060	15,245	34,305
Utilities	14,905	16,949	31,854
Repairs and maintenance	15,978	24,043	40,021
Other property operating	11,862	20,616	32,478
Total property expense	83,729	114,551	198,280
NOI from reportable segments	$129,400	$190,207	319,607
Other NOI (1)			(1,115)
NOI			$318,492

	Year Ended December 31, 2022
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$185,727	$340,207	$525,934
Other property revenue	6,070	19,381	25,451
Total property revenue	191,797	359,588	551,385
Property expense:
Real estate taxes	21,582	44,654	66,236
Payroll	17,710	17,823	35,533
Utilities	14,305	20,181	34,486
Repairs and maintenance	14,395	30,842	45,237
Other property operating	10,692	22,286	32,978
Total property expense	78,684	135,786	214,470
NOI from reportable segments	$113,113	$223,802	336,915
Other NOI (1)			(2,547)
NOI			$334,368
(1)	Includes activity related to development assets and land assets for which we are the ground lessor.

The following is a summary of our third-party real estate services business at our share:

	Year Ended December 31,
	2024	2023	2022

	(In thousands, at our share)
Property management fees	$16,138	$18,983	$18,001
Asset management fees	4,088	4,925	5,994
Development fees	2,573	10,253	8,325
Leasing fees	3,757	5,538	6,001
Construction management fees	1,210	1,383	521
Other service revenue	5,038	4,840	4,862
Third-party real estate services revenue, excluding reimbursements	32,804	45,922	43,704
Third-party real estate services expenses, excluding reimbursements	36,836	42,403	47,334
Net third-party real estate services, excluding reimbursements	$(4,032)	$3,519	$(3,630)

The following is a reconciliation of revenue at our share to total revenue per the consolidated statements of operations:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Total property revenue at our share	$465,664	$517,887	$551,385
Third-party real estate services revenue, excluding reimbursements, at our share	32,804	45,922	43,704
Reimbursement revenue (1)	35,332	43,520	39,638
Our share of revenue attributable to unconsolidated real estate ventures	(10,807)	(27,893)	(43,613)
Other property revenue	4,889	(835)	(3,193)
Other adjustments (2)	19,430	25,597	17,903
Total revenue per consolidated statements of operations	$547,312	$604,198	$605,824

(1)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects
(2)	Adjustment to include deferred rent, above/below market lease amortization, commercial lease termination revenue, and lease incentive amortization.

The following is the reconciliation of NOI at our share to net income (loss) before income tax (expense) benefit:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
NOI at our share	$277,279	$318,492	$334,368
Net third-party real estate services, excluding reimbursements, at our share	(4,032)	3,519	(3,630)
Add:
Loss from unconsolidated real estate ventures, net	(7,122)	(26,999)	(17,429)
Interest and other income, net	11,598	15,781	18,617
Gain (loss) on the sale of real estate, net	(2,753)	79,335	161,894
Less:
Depreciation and amortization expense	208,180	210,195	213,771
General and administrative expense:
Corporate and other	58,790	54,838	58,280
Share-based compensation related to Formation Transaction and special equity awards	—	549	5,391
Transaction and other costs	5,317	8,737	5,511
Interest expense	134,068	108,660	75,930
(Gain) loss on the extinguishment of debt	(9,235)	450	3,073
Impairment loss	55,427	90,226	—
Adjustments:
Our share of net third-party real estate services attributable to unconsolidated real estate ventures	(767)	(416)	(1,877)
NOI attributable to unconsolidated real estate ventures at our share	(6,808)	(19,452)	(26,861)
Non-cash rent adjustments (1)	9,482	23,482	17,442
Other adjustments (2)	(1,321)	(12,092)	(20,318)
Total adjustments	586	(8,478)	(31,614)
Income (loss) before income tax (expense) benefit	$(176,991)	$(92,005)	$100,250
(1)	Adjustment to include deferred rent, above/below market lease amortization and lease incentive amortization.
(2)	Adjustment to include payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue, related party management fees, corporate entity activity and inter-segment activity.

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

Construction Commitments

As of December 31, 2024, we had one asset under construction and started construction on a new amenity hub at 2011 Crystal Drive that, based on our current plans and estimates, require an additional $73.3 million to complete, which we anticipate will be primarily expended over the next year. These capital expenditures are generally due as the work is performed, and we expect to finance them primarily with debt proceeds.

Environmental Matters

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any conditions identified by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $17.5 million and $17.6 million as of December 31, 2024 and 2023, and are included in "Other liabilities, net" in our consolidated balance sheets.

Legal Proceedings

In November 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc., a provider of revenue management systems, numerous multifamily rental companies, and 14 owners and/or operators of multifamily housing in the District of Columbia, including JBG Associates, L.L.C., one of our subsidiaries, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data. While we intend to vigorously defend against this lawsuit, given the current stage of the District of Columbia’s lawsuit, we are unable to predict the outcome or estimate the amount of loss, if any, that may result from the lawsuit. While we do not believe that these proceedings will have a material adverse effect on our financial condition, we cannot give assurance that the proceedings will not have a material effect on our results of operations or cash flows in the event of a negative outcome.

There are various other legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Operating and Finance Leases

As of December 31, 2024, we are obligated under non-cancellable operating leases, including our corporate office lease and a ground lease on a property, with terms extending through the year 2037. As of December 31, 2024, our operating lease liabilities were calculated based on the weighted average discount rates of 6.9% and had a weighted average remaining lease term of 12.4 years.

As of December 31, 2024, future minimum lease payments under our non-cancellable operating leases are as follows:

Year ending December 31,	Amount
(In thousands)
2025	$6,617
2026	5,487
2027	5,662
2028	4,405
2029	4,515
Thereafter	40,426
Total future minimum lease payments	67,112
Imputed interest	(22,682)
Total liabilities related to lease right-of-use assets	$44,430

During the year ended December 31, 2024, we incurred $5.9 million of fixed operating lease expenses, and $118,000 of variable operating lease expenses. During the year ended December 31, 2023, we incurred $5.4 million of fixed operating lease expenses, and $180,000 of variable operating lease expenses. In April 2022, we sold the finance ground leases at 1730 M Street and Courthouse Plaza 1 and 2 to an unconsolidated real estate venture. During the year ended December 31, 2022, we incurred $601,000 and $2.6 million of fixed operating and finance lease expenses, and $97,000 of variable operating lease expenses.

Other

As of December 31, 2024, we had committed tenant-related obligations totaling $43.8 million ($43.5 million related to our consolidated entities and $309,000 related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (i) guarantee portions of the principal, interest and other amounts in connection with borrowings, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings, or (iii) provide guarantees to lenders and other third parties for the completion and stabilization of development projects. We customarily have agreements with our outside venture partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. At times, we also have agreements with certain of our outside venture partners whereby we agree to either indemnify the partners and/or the associated ventures with respect to certain contingent liabilities associated with operating assets or to reimburse our partner for its share of any payments made by them under certain guarantees. Guarantees (excluding environmental) customarily terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. Amounts that we may be required to pay in future periods in relation to guarantees associated with budget overruns or operating losses are not estimable. As of December 31, 2024, we had no principal payment guarantees related to our unconsolidated real estate ventures.

As of December 31, 2024, we had additional capital commitments totaling $9.6 million related to our investments in real estate-focused technology companies.

Additionally, with respect to borrowings of our consolidated entities, we may agree to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion and stabilization of development projects. As of December 31, 2024, we had no debt principal payment guarantees related to our consolidated real estate assets.

22.          Transactions with Related Parties

Our third-party real estate services business provides fee-based real estate services to third parties, including the JBG Legacy Funds. In connection with the contribution to us of certain assets formerly owned by the JBG Legacy Funds as part of the Formation Transaction, the general partner and managing member interests in the JBG Legacy Funds that were held by certain former JBG executives (and who became members of our management team and/or Board of Trustees) were not transferred to us and remain under the control of these individuals. In addition, certain members of our senior management team and Board of Trustees have ownership interests in the JBG Legacy Funds, and own carried interests in each fund and in certain of our real estate ventures that entitle them to receive cash payments if the fund or real estate venture achieves certain return thresholds.

During 2024, we combined our impact investing activities, including management of the Washington Housing Initiative ("WHI") Impact Pool, with the newly formed LEO Impact Capital, our impact investment management platform. The WHI Impact Pool completed fundraising in 2020 with capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million. As of December 31, 2024, our remaining commitment was $2.9 million.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds and the WHI Impact Pool and its affiliates was $13.0 million, $21.3 million and $20.0 million for each of the three years in the period ended December 31, 2024. As of December 31, 2024 and 2023, we had receivables from the JBG Legacy Funds and the WHI Impact Pool and its affiliates totaling $2.1 million and $3.5 million for such services.

Commencing in March 2023, in connection with the sale of an 80.0% interest in 4747 Bethesda Avenue in 2023, we leased our corporate offices from an unconsolidated real estate venture and incurred $5.4 million and $5.0 million of rent expense for the years ended December 31, 2024 and 2023, which was included in "General and administrative expense" in our consolidated statements of operations.

We rented our former corporate offices from an unconsolidated real estate venture and made payments totaling $922,000 for the year ended December 31, 2022.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $9.5 million, $9.3 million and $10.7 million for each of the three years in the period ended December 31, 2024, which was included in "Property operating expenses" in our consolidated statements of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, our disclosure controls and procedures were effective.

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

As of December 31, 2024, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited our consolidated financial statements and has issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of JBG SMITH Properties

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of JBG SMITH Properties and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 18, 2025, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche LLP

McLean, Virginia

February 18, 2025

ITEM 9B. OTHER INFORMATION

TRADING ARRANGEMENTS

During the three months ended December 31, 2024, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

Taxation of JBG SMITH as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year that ended December 31, 2017 (our first taxable year). We believe that we are organized and operate in such a manner as to qualify for taxation as a REIT under the applicable provisions of the Code. We conduct our business as an umbrella partnership REIT, pursuant to which substantially all of our assets are held by our operating partnership, JBG SMITH LP. We are the sole general partner of JBG SMITH LP and we own 86.0% of its outstanding OP Units. JBG SMITH LP owns, directly or indirectly, majority interests in several subsidiary REITs and minority interests in certain other subsidiary REITs through its interests in certain joint ventures. Our subsidiary REITs are subject to the same REIT qualification requirements and other limitations described herein that apply to us (and in certain cases, are subject to more stringent REIT qualification requirements).

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

Income Tests

To maintain our qualification as a REIT, we annually must satisfy two gross income requirements.

●	First, we must derive at least 75% of our gross income, excluding gross income from prohibited transactions, for each taxable year directly or indirectly from investments relating to real property, mortgage loans on real property or investments in REIT equity securities, including "rents from real property," as defined in the Code, or from certain types of temporary investments. Rents from real property generally include our expenses that are paid or reimbursed by tenants.
●	Second, at least 95% of our gross income, excluding gross income from prohibited transactions, for each taxable year must be derived from real property investments as described in the preceding bullet point, dividends, interest and gain from the sale or disposition of stock or securities, or from any combination of these types of sources.

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

"Real estate foreign exchange gain" will be excluded from gross income for purposes of both the 75% and 95% gross income test. Real estate foreign exchange gain generally includes foreign currency gain attributable to any item of income or gain that is qualifying income for purposes of the 75% gross income test, foreign currency gain attributable to the acquisition or ownership of (or becoming or being the obligor under) obligations secured by mortgage loans on real property or on interests in real property and certain foreign currency gain attributable to certain qualified business units of a REIT.

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

Asset Tests

At the close of each quarter of our taxable year, we must also satisfy four tests relating to the nature of our assets.

●	First, at least 75% of the value of our total assets must be represented by real estate assets, including (a) real estate assets held by our QRSs, our allocable share of real estate assets held by partnerships in which we own an interest and stock issued by another REIT, (b) for a period of one year from the date of our receipt of proceeds of an offering of our shares of beneficial interest or publicly offered debt with a term of at least five years, stock or debt instruments purchased with these proceeds, (c) cash, cash items and government securities, and (d) certain debt instruments of "publicly offered REITs" (as defined above), interests in real property or interests in mortgage loans on real property (including a mortgage secured by both real property and personal property, provided that the fair market value of the personal property does not exceed 15% of the total fair market value of all property securing such mortgage), and personal property to the extent that rents attributable to the property are treated as rents from real property under the applicable Code section.
●	Second, not more than 25% of our total assets may be represented by securities other than those in the 75% asset class (except that not more than 25% of the REIT's total assets may be represented by "nonqualified" debt instruments issued by publicly offered REITs). For this purpose, a "nonqualified" debt instrument issued by a publicly offered REIT is any real estate asset that would cease to be a real estate asset if the definition of a real estate asset was applied without regard to the reference to debt instruments issued by publicly offered REITs.
●	Third, not more than 20% of our total assets may constitute securities issued by TRSs and, of the investments included in the 25% asset class, the value of any one issuer's securities, other than equity securities issued by another REIT or securities issued by a TRS, owned by us may not exceed 5% of the value of our total assets.
●	Fourth, we may not own more than 10% of the vote or value of the outstanding securities of any one issuer, except for issuers that are REITs, QRSs or TRSs, or certain securities that qualify under a safe harbor provision of the Code (such as so-called "straight-debt" securities).

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

Also, we could potentially be required to withhold at least 15% of any distribution in excess of our current and accumulated earnings and profits, even if the non-U.S. shareholder is not liable for U.S. tax on the receipt of that distribution. However, a non-U.S. shareholder may seek a refund of these amounts from the IRS if the non-U.S. shareholder's tax liability with respect to the distribution is less than the amount withheld. Such withholding should generally not be required if a non-

U.S. shareholder would not be taxed under the FIRPTA, upon a sale or exchange of shares. See the discussion below under "-Sales of Shares."

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

Legislative or Other Actions Affecting REITs

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. We cannot assure you that a change in law, including the possibility of major tax legislation, possibly with retroactive application, will not significantly alter the tax considerations (including applicable tax rates) on REITs or their shareholders that we describe herein, which could adversely affect an investment in our shares. Taxpayers should consult with their tax advisors regarding the effect of any future legislation on their particular circumstances.

Tax Consequences of Exercising the OP Unit Redemption Right

If you are a holder of OP Units, other than a holder to which special provisions of the U.S. federal income tax laws apply, as enumerated above, and you exercise your redemption right under the JBG SMITH LP partnership agreement, we may elect to exercise our right to acquire some or all of such OP Units in exchange for cash or our common shares (rather than having JBG SMITH LP satisfy your redemption right). However, we are under no obligation to exercise this right. If we do elect to acquire your OP Units in exchange for cash or our common shares, the transaction will be treated as a fully taxable sale of your OP Units to us. Your amount realized, taxable gain and the tax consequences of that gain are described under "- Disposition of OP Units" below. If we do not elect to acquire some or all of your OP Units in exchange for our common shares, JBG SMITH LP is required to redeem those OP Units for cash. Your amount realized, taxable gain and the tax consequences of that gain are described under "- Redemption of OP Units" below. In addition, you will need to take into account the state and local tax consequences that would apply to you on exercise of your redemption right.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Shareholders to be held on April 24, 2025 (the "2025 Proxy Statement"). The 2025 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our 2025 Proxy Statement. The 2025 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference from our 2025 Proxy Statement. The 2025 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our 2025 Proxy Statement. The 2025 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our 2025 Proxy Statement. The 2025 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following consolidated information is included in this Form 10-K:
(1)	Consolidated Financial Statements

These consolidated financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

(2) Financial Statement Schedules

9
Page
Schedule III - Real Estate Investments and Accumulated Depreciation	137

Schedules other than the one listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

SCHEDULE III

JBG SMITH PROPERTIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2024

(Dollars in thousands)

				Costs
				Capitalized	Gross Amounts at Which Carried			Accumulated
		Initial Cost to Company		Subsequent	at Close of Period			Depreciation
		Land and	Buildings and	to	Land and	Buildings and		and	Date of	Date
Description	Encumbrances(1)	Improvements	Improvements	Acquisition(2)	Improvements (3)	Improvements	Total	Amortization	Construction(4)	Acquired
Multifamily Operating Assets
WestEnd25	$97,500	$67,049	$5,039	$116,329	$69,232	$119,185	$188,417	$47,525	2009	2007
F1RST Residences	77,512	31,064	133,256	2,108	31,091	135,337	166,428	25,961	2017	2019
1221 Van Street	87,253	27,386	63,775	28,998	28,300	91,859	120,159	28,210	2018	2017
RiverHouse Apartments	307,710	118,421	125,078	105,270	139,440	209,329	348,769	106,580	1960	2007
The Bartlett	217,453	41,687	—	229,600	42,018	229,269	271,287	52,462	2016	2007
220 20th Street	80,240	8,434	19,340	104,456	9,044	123,186	132,230	52,846	2009	2017
West Half	—	45,668	17,902	166,379	49,130	180,819	229,949	53,498	2019	2017
The Wren	110,045	14,306	—	141,480	17,780	138,006	155,786	29,850	2020	2017
900 W Street	—	21,685	5,162	39,256	22,182	43,921	66,103	10,932	2020	2017
901 W Street	—	25,992	8,790	66,244	26,956	74,070	101,026	17,317	2020	2017
The Batley	—	44,315	158,408	834	44,421	159,136	203,557	17,979	2019	2021
2221 S. Clark-Residential	—	6,185	16,981	37,288	6,545	53,909	60,454	18,848	1964	2002
Atlantic Plumbing	—	50,287	105,483	938	50,345	106,363	156,708	11,328	2016	2022
The Grace	136,536	7,989	25,276	180,976	11,823	202,418	214,241	8,253	2023	2002
Reva	137,084	8,822	27,911	177,762	13,053	201,442	214,495	7,461	2024	2002
Commercial Operating Assets
2121 Crystal Drive	—	21,503	87,329	67,691	24,697	151,826	176,523	70,046	1985	2002
2345 Crystal Drive	—	23,126	93,918	62,235	24,287	154,992	179,279	87,768	1988	2002
2231 Crystal Drive	—	20,611	83,705	35,060	22,062	117,314	139,376	67,476	1987	2002
1550 Crystal Drive	—	22,182	70,525	190,420	42,796	240,331	283,127	78,387	1980, 2020	2002
2011 Crystal Drive	—	18,940	76,921	63,490	19,976	139,375	159,351	71,716	1984	2002
2451 Crystal Drive	—	11,669	68,047	53,547	12,594	120,669	133,263	64,550	1990	2002
1235 S. Clark Street	75,140	15,826	56,090	31,131	16,753	86,294	103,047	50,889	1981	2002
241 18th Street S.	—	13,867	54,169	66,124	24,076	110,084	134,160	62,564	1977	2002
251 18th Street S.	—	12,305	49,360	63,663	15,589	109,739	125,328	62,899	1975	2002
1215 S. Clark Street	105,000	13,636	48,380	56,057	14,419	103,654	118,073	59,848	1983	2002
201 12th Street S.	—	8,432	52,750	31,370	9,126	83,426	92,552	50,136	1987	2002
800 North Glebe Road	—	28,168	140,983	6,538	28,168	147,521	175,689	37,432	2012	2017
1225 S. Clark Street	85,000	11,176	43,495	39,790	11,825	82,636	94,461	43,984	1982	2002
1901 South Bell Street	—	—	36,918	(30,382)	85	6,451	6,536	506	1968	2002
200 12th Street S.	—	8,016	30,552	15,911	8,483	45,996	54,479	28,648	1985	2002
Crystal Drive Retail	—	9,300	29,774	(7,300)	8,325	23,449	31,774	16,579	2003	2004
One Democracy Plaza	—	—	33,628	(27,064)	71	6,493	6,564	3,138	1987	2002
1770 Crystal Drive	—	10,771	44,276	72,945	14,416	113,576	127,992	19,183	1980, 2020	2002
Ground Leases
1700 M Street	—	34,178	46,938	(26,130)	54,986	—	54,986	—	2024	2002, 2006
1831/1861 Wiehle Avenue	—	39,529	—	3,677	43,206	—	43,206	—	1984	2017
Under-Construction Assets
2000/2001 South Bell Street (5)	167,301	7,300	8,805	301,810	4,716	313,199	317,915	937	2024	2002
Development Pipeline	—	183,303	97,533	46,277	147,156	179,957	327,113	48,400		various
Corporate
Corporate	805,000	—	—	17,039	—	17,039	17,039	5,847		2017

	2,488,774	1,033,128	1,966,497	2,531,817	1,109,172	4,422,270	5,531,442	1,419,983
Held for sale
8001 Woodmont	99,959	28,621	180,775	(18,833)	28,158	162,405	190,563	765	2021	2022
	$2,588,733	$1,061,749	$2,147,272	$2,512,984	$1,137,330	$4,584,675	$5,722,005	$1,420,748

Note:  Depreciation of the buildings and improvements is calculated over lives ranging from the life of the lease to 40 years. The net basis of our assets and liabilities for tax reporting purposes is approximately $657.3 million higher than the amounts reported in our consolidated balance sheet as of December 31, 2024.

(1)	Represents the contractual debt obligations.
(2)	Includes asset impairments recognized, amounts written off in connection with redevelopment activities and partial sale of assets.
(3)	Land associated with buildings under construction was included in construction in progress which is reflected in the Building and Improvements column.
(4)	Date of original construction, many assets have had substantial renovation or additional construction. See "Costs Capitalized Subsequent to Acquisition" column.
(5)	In November 2024, a portion of 2000/2001 South Bell Street was placed into service.

The following is a reconciliation of real estate and accumulated depreciation:

	Year Ended December 31,
	2024	2023	2022
Real Estate: (1)
Balance at beginning of the year	$5,875,162	$6,158,082	$6,310,361
Acquisitions	—	—	365,166
Additions	202,602	347,757	352,034
Assets sold or written‑off	(249,016)	(444,480)	(869,479)
Real estate impaired (2)	(106,743)	(186,197)	—
Balance at end of the year	$5,722,005	$5,875,162	$6,158,082
Accumulated Depreciation:
Balance at beginning of the year	$1,338,403	$1,335,000	$1,368,012
Depreciation expense	191,020	187,988	184,678
Accumulated depreciation on assets sold or written‑off	(57,359)	(88,614)	(217,690)
Accumulated depreciation on real estate impaired (2)	(51,316)	(95,971)	—
Balance at end of the year	$1,420,748	$1,338,403	$1,335,000
(1)	Includes assets held for sale.
(2)	In 2024, we determined that 1901 South Bell Street, 2101 L Street, 8001 Woodmont and two development parcels were impaired and recorded an impairment loss totaling $55.4 million. In 2023, we determined that 2101 L Street, 2100 Crystal Drive, 2200 Crystal Drive and a development parcel were impaired and recorded an impairment loss totaling $90.2 million. See Note 19 to the consolidated financial statements for additional information. 2100 Crystal Drive and 2200 Crystal were taken out of service and subsequently reported in the development pipeline in 2024.

(3) Exhibit Index

Exhibits	Description

3.1	Declaration of Trust of JBG SMITH Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 21, 2017).

3.2	Articles Supplementary to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 6, 2018).

3.3	Articles of Amendment to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed on May 3, 2018).

3.4	Second Amended and Restated Bylaws of JBG SMITH Properties, effective August 3, 2023 (incorporated by reference to Exhibit 3.4 in our Quarterly Report on Form 10-Q, filed on August 8, 2023).

4.1

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K, filed on February 20, 2024).

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

10.4

First Amendment to Credit Agreement, dated as of July 29, 2022, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on August 2, 2022).

10.5

Second Amendment to Credit Agreement, dated as of July 24, 2023, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 28, 2023).

10.6

Credit Agreement, dated as of July 29, 2022, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 2, 2022).

10.7

First Amendment to Credit Agreement, dated as of July 24, 2023, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form - K, filed on July 28, 2023).

Exhibits	Description

10.8

Amended and Restated Credit Agreement, dated as of June 29, 2023, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 29, 2023).

10.9†	Form of JBG SMITH Properties Unit Issuance Agreement (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on July 21, 2017).

10.10†

JBG SMITH Properties Non-Employee Trustee Unit Issuance Agreement, dated July 18, 2017, by and among, JBG SMITH Properties, JBG SMITH Properties LP, Michael J. Glosserman and Glosserman Family JBG Operating, L.L.C. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on July 21, 2017).

10.11†

Separation Agreement, dated as of July 31, 2020, by and between JBG SMITH Properties and Robert A. Stewart (incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q, filed on November 3, 2020).

10.12†

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

10.15†	JBG SMITH Properties 2017 Omnibus Share Plan (incorporated by reference to Exhibit 4.5 to our Form S-8, filed on April 30, 2024).

10.16†	Form of JBG SMITH Properties Formation Unit Agreement (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form 10, filed on June 12, 2017).

10.17†	Form of JBG SMITH Properties Formation Unit Agreement for Non-Employee Trustees (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form 10, filed on June 12, 2017).

10.18†	Form of JBG SMITH Properties Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form 10, filed on June 12, 2017).

10.19†	Form of JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form 10, filed on June 12, 2017).

10.20†	Form of Second Amended and Restated 2017 JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q, filed on August 4, 2020).

10.21†	Form of 2018 Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K, filed on March 12, 2018).

10.22†	Form of July 2021 Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 10-Q, filed on August 3, 2021).

Exhibits	Description

10.23†	Amended Form of July 2021 Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 10-Q, filed on November 2, 2021).

10.24†	Form of JBG SMITH Properties Non-Employee Trustee Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form 10, filed on June 21, 2017).

10.25†	Form of JBG SMITH Properties Non-Employee Trustee Restricted Stock Agreement (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form 10, filed on June 21, 2017).

10.26†	Form of JBG SMITH Properties Non-Employee Trustee Unit Issuance Agreement (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form 10, filed on June 21, 2017).

10.27†	Amendment No. 1 to the JBG SMITH Properties 2017 Omnibus Share Plan, effective February 18, 2020 (incorporated by reference to Exhibit 4.6 to our Form S-8, filed on April 30, 2024).

10.28†

Amendment No. 2 to the JBG SMITH Properties 2017 Employee Share Purchase Plan, effective May 1, 2019 (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K, filed on March 5, 2020).

10.29†	Amendment No. 3 to the 2017 Employee Share Purchase Plan, effective July 20, 2020 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 10-Q, filed on November 3, 2020).

10.30†	Amendment No. 4 to the 2017 Employee Share Purchase Plan, effective October 30, 2023 (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K, filed on February 20, 2024).

10.31†	Form of 2020 JBG SMITH Properties Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K, filed on March 5, 2020).

10.32†	Form of 2020 JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K, filed on March 5, 2020).

10.33†	Form of Amended and Restated 2018 Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K, filed on March 5, 2020).

10.34†

Second Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and W. Matthew Kelly (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.35†

Second Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and Kevin P. Reynolds (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.36†

Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and Madhumita Moina Banerjee (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.37†

Amended and Restated Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and Steven A. Museles (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K, filed on February 23, 2021).

Exhibits	Description

10.38†

Employment Agreement, dated as of February 18, 2021, by and between JBG SMITH Properties and George Xanders (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.39†	Amendment No. 2 to the JBG SMITH Properties 2017 Omnibus Share Plan, effective December 1, 2020 (incorporated by reference to Exhibit 4.7 to our Form S-8, filed on April 30, 2024).

10.40†	Amendment No. 3 to the JBG SMITH Properties 2017 Omnibus Share Plan (incorporated by reference to Exhibit 4.8 to our Form S-8, filed on April 30, 2024).

10.41†	Amendment No. 4 to the JBG SMITH Properties 2017 Omnibus Share Plan, effective April 25, 2024 (incorporated by reference to Exhibit 4.9 to our Form S-8, filed on April 30, 2024).

10.42†	Form of JBG SMITH Properties Restricted Share Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.43†	Form of JBG SMITH Properties Restricted Share Unit Award Agreement for Consultants (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.44†	Form of July 2021 Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.5 to our Current Report on Form 10-Q, filed on August 3, 2021).

10.45†	Form of July 2021 Restricted LTIP Unit Agreement (Special Termination & Vesting Provisions) (incorporated by reference to Exhibit 10.6 to our Current Report on Form 10-Q, filed on August 3, 2021).

10.46†	Form of JBG SMITH Properties Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.47†	Form of 2021 JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.48†	Form of AO LTIP Unit Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2022).

10.49†	Form of 2024 AO LTIP Unit Agreement (incorporated by reference to Exhibit 10.52 to our Annual Report on Form 10-K, filed on February 20, 2024).

10.50†	Form of Agreement Equity Award in Lieu of Annual Cash Bonus (incorporated by reference to Exhibit 10.53 to our Annual Report on Form 10-K, filed on February 20, 2024).

10.51†

First Amendment to Second Amended and Restated Employment Agreement, dated as of February 14, 2024, by and between JBG SMITH Properties and Kevin P. Reynolds (incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K, filed on February 20, 2024).

10.52†

Employment Agreement, dated as of February 14, 2024, by and between JBG SMITH Properties and Evan Regan-Levine (incorporated by reference to Exhibit 10.55 to our Annual Report on Form 10-K, filed on February 20, 2024).

10.53†

Employment Agreement, dated as of February 14, 2024, by and between JBG SMITH Properties and David Ritchey (incorporated by reference to Exhibit 10.56 to our Annual Report on Form 10-K, filed on February 20, 2024).

Exhibits	Description

10.54†

First Amendment to Amended and Restated Employment Agreement, dated as of February 14, 2024, by and between JBG SMITH Properties and Madhumita Moina Banerjee (incorporated by reference to Exhibit 10.57 to our Annual Report on Form 10-K, filed on February 20, 2024).

10.55†

First Amendment to Amended and Restated Employment Agreement, dated as of February 14, 2024, by and between JBG SMITH Properties and Steven A. Museles (incorporated by reference to Exhibit 10.58 to our Annual Report on Form 10-K, filed on February 20, 2024).

10.56†

First Amendment to Employment Agreement, dated as of February 14, 2024, by and between JBG SMITH Properties and George Xanders (incorporated by reference to Exhibit 10.59 to our Annual Report on Form 10-K, filed on February 20, 2024).

10.57†

Retirement and Consulting Agreement, dated as of October 24, 2024, by and between JBG SMITH Properties and Kevin Reynolds (incorporated by reference to Exhibit 10.1 in our Current Report on Form 10-Q, filed on October 29, 2024).

19.1**	Policy on Inside Information and Insider Trading.

21.1**	List of Subsidiaries of the Registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C 1350, as created by Section 906 of the Sarbanes- Oxley Act of 2002.

97.1†	JBG SMITH Properties Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K, filed on February 20, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Extension Calculation Linkbase

101.LAB	Inline XBRL Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**    Filed herewith.

†      Denotes a management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBG SMITH Properties

Date: February 18, 2025	/s/ M. Moina Banerjee
M. Moina Banerjee
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ Robert A. Stewart	Chairman of the Board	February 18, 2025
Robert Stewart

/s/ W. Matthew Kelly	Chief Executive Officer and Trustee	February 18, 2025
W. Matthew Kelly	(Principal Executive Officer)

/s/ M. Moina Banerjee	Chief Financial Officer	February 18, 2025
M. Moina Banerjee	(Principal Financial Officer)

/s/ Angela Valdes	Chief Accounting Officer	February 18, 2025
Angela Valdes	(Principal Accounting Officer)

/s/ Phyllis R. Caldwell	Trustee	February 18, 2025
Phyllis R. Caldwell

/s/ Scott A. Estes	Trustee	February 18, 2025
Scott A. Estes

/s/ Alan S. Forman	Trustee	February 18, 2025
Alan S. Forman

/s/ Michael J. Glosserman	Trustee	February 18, 2025
Michael J. Glosserman

/s/ Alisa M. Mall	Trustee	February 18, 2025
Alisa M. Mall

/s/ Carol A. Melton	Trustee	February 18, 2025
Carol A. Melton

/s/ William J. Mulrow	Trustee	February 18, 2025
William J. Mulrow

/s/ D. Ellen Shuman	Trustee	February 18, 2025
D. Ellen Shuman