Form 10-Q
period 2025-03-31
JBG SMITH Properties
filed 2025-04-29
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 25, 2025, JBG SMITH Properties had 73,053,010 common shares outstanding.

JBG SMITH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2025

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value amounts)

	March 31, 2025	December 31, 2024
ASSETS
Real estate, at cost:
Land and improvements	$1,101,149	$1,109,172
Buildings and improvements	4,115,038	4,083,937
Construction in progress, including land	327,414	338,333
	5,543,601	5,531,442
Less: accumulated depreciation	(1,452,387)	(1,419,983)
Real estate, net	4,091,214	4,111,459
Cash and cash equivalents	81,338	145,804
Restricted cash	38,997	37,388
Tenant and other receivables	22,474	23,478
Deferred rent receivable	170,986	170,153
Investments in unconsolidated real estate ventures	92,781	93,654
Deferred leasing costs, net	68,563	69,821
Intangible assets, net	45,525	47,000
Other assets, net	120,725	131,318
Assets held for sale	—	190,465
TOTAL ASSETS	$4,732,603	$5,020,540

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans, net	$1,626,703	$1,767,173
Revolving credit facility	162,000	85,000
Term loans, net	718,055	717,853
Accounts payable and accrued expenses	92,329	101,096
Other liabilities, net	144,288	115,827
Liabilities related to assets held for sale	—	901
Total liabilities	2,743,375	2,787,850
Commitments and contingencies
Redeemable noncontrolling interests	418,236	423,632
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized; none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 73,033 and 84,500 shares issued and outstanding as of March 31, 2025 and December 31, 2024	731	846
Additional paid-in capital	2,607,115	2,790,403
Accumulated deficit	(1,043,003)	(997,283)
Accumulated other comprehensive income	6,149	15,092
Total equity	1,570,992	1,809,058
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$4,732,603	$5,020,540

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
REVENUE
Property rental	$101,499	$122,636
Third-party real estate services, including reimbursements	14,914	17,868
Other revenue	4,273	4,680
Total revenue	120,686	145,184
EXPENSES
Depreciation and amortization	47,587	56,855
Property operating	33,437	35,279
Real estate taxes	12,172	13,795
General and administrative:
Corporate and other	15,557	14,973
Third-party real estate services	16,071	22,327
Transaction and other costs	1,911	1,514
Total expenses	126,735	144,743
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate ventures, net	(592)	975
Interest and other income, net	525	2,100
Interest expense	(35,200)	(30,160)
Gain on the sale of real estate, net	537	197
Loss on the extinguishment of debt	(4,636)	—
Impairment loss	(8,483)	(17,211)
Total other income (expense)	(47,849)	(44,099)
LOSS BEFORE INCOME TAX BENEFIT	(53,898)	(43,658)
Income tax benefit	200	1,468
NET LOSS	(53,698)	(42,190)
Net loss attributable to redeemable noncontrolling interests	7,978	4,534
Net loss attributable to noncontrolling interests	—	5,380
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(45,720)	$(32,276)
LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.56)	$(0.36)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	81,521	92,635

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
NET LOSS	$(53,698)	$(42,190)
OTHER COMPREHENSIVE INCOME (LOSS)
Change in fair value of derivative financial instruments	(9,165)	24,840
Reclassification of net income on derivative financial instruments from accumulated other comprehensive income into interest expense	(1,662)	(10,421)
Total other comprehensive income (loss)	(10,827)	14,419
COMPREHENSIVE LOSS	(64,525)	(27,771)
Net loss attributable to redeemable noncontrolling interests	7,978	4,534
Net loss attributable to noncontrolling interests	—	5,380
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	1,884	(2,026)
Other comprehensive income attributable to noncontrolling interests	—	(1,083)
COMPREHENSIVE LOSS ATTRIBUTABLE TO JBG SMITH PROPERTIES	$(54,663)	$(20,966)

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income	Interests	Equity
BALANCE AS OF DECEMBER 31, 2024	84,500	$846	$2,790,403	$(997,283)	$15,092	$—	$1,809,058
Net loss attributable to common shareholders	—	—	—	(45,720)	—	—	(45,720)
Redemption of common limited partnership units ("OP Units") for common shares	647	7	9,712	—	—	—	9,719
Common shares repurchased	(12,154)	(122)	(187,613)	—	—	—	(187,735)
Common shares issued pursuant to employee incentive compensation plan and Employee Share Purchase Plan ("ESPP")	40	—	564	—	—	—	564
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	(5,951)	—	1,884	—	(4,067)
Total other comprehensive loss	—	—	—	—	(10,827)	—	(10,827)
BALANCE AS OF MARCH 31, 2025	73,033	$731	$2,607,115	$(1,043,003)	$6,149	$—	$1,570,992

BALANCE AS OF DECEMBER 31, 2023	94,309	$944	$2,978,852	$(776,962)	$20,042	$28,973	$2,251,849
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(32,276)	—	(5,380)	(37,656)
Redemption of OP Units for common shares	468	5	7,870	—	—	—	7,875
Common shares repurchased	(2,993)	(30)	(49,414)	—	—	—	(49,444)
Common shares issued pursuant to employee incentive compensation plan and ESPP	35	—	589	—	—	—	589
Dividends declared on common shares ($0.175 per common share)	—	—	—	(16,066)	—	—	(16,066)
Distributions to noncontrolling interests, net	—	—	—	—	—	(18)	(18)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	3,827	—	(2,026)	—	1,801
Total other comprehensive income	—	—	—	—	14,419	—	14,419
Other comprehensive income attributable to noncontrolling interests	—	—	—	—	(1,083)	1,083	—
BALANCE AS OF MARCH 31, 2024	91,819	$919	$2,941,724	$(825,304)	$31,352	$24,658	$2,173,349

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(53,698)	$(42,190)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	7,165	9,538
Depreciation and amortization expense, including amortization of deferred financing costs	49,451	58,462
Deferred rent	(837)	(7,051)
(Income) loss from unconsolidated real estate ventures, net	592	(975)
Amortization of market lease intangibles, net	(69)	58
Amortization of lease incentives	3,865	2,696
Loss on the extinguishment of debt	4,636	—
Impairment loss	8,483	17,211
Gain on the sale of real estate, net	(537)	(197)
Loss on operating lease and other receivables	706	311
(Income) loss from investments, net	438	(20)
Return on capital from unconsolidated real estate ventures	390	1,179
Other non-cash items	1,308	365
Changes in operating assets and liabilities:
Tenant and other receivables	1,674	3,710
Other assets, net	(1,830)	464
Accounts payable and accrued expenses	(7,482)	(6,015)
Other liabilities, net	(1,320)	(503)
Net cash provided by operating activities	12,935	37,043
INVESTING ACTIVITIES
Development costs, construction in progress and real estate additions	(29,091)	(47,982)
Proceeds from the sale of real estate	188,779	12,410
Proceeds from derivative financial instruments	2,537	1,465
Distributions of capital from unconsolidated real estate ventures and other investments	465	160,250
Investments in unconsolidated real estate ventures and other investments	(1,376)	(2,541)
Net cash provided by investing activities	161,314	123,602
FINANCING ACTIVITIES
Borrowings under mortgage loans	265,205	31,600
Borrowings under revolving credit facility	197,000	30,000
Repayments of mortgage loans	(408,040)	(786)
Repayments of revolving credit facility	(120,000)	(92,000)
Payments on derivative financial instruments	(1,104)	(1,465)
Debt issuance and modification costs	(5,207)	(10)
Proceeds from common shares issued pursuant to ESPP	244	292
Common shares repurchased	(147,593)	(49,444)
Dividends paid to common shareholders	(14,788)	(16,066)
Distributions to redeemable noncontrolling interests	(2,823)	(2,931)
Distributions to noncontrolling interests	—	(10)
Net cash used in financing activities	(237,106)	(100,820)

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(62,857)	$59,825
Cash and cash equivalents, and restricted cash, beginning of period	183,192	200,441
Cash and cash equivalents, and restricted cash, end of period	$120,335	$260,266

CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD
Cash and cash equivalents	$81,338	$220,514
Restricted cash	38,997	39,752
Cash and cash equivalents, and restricted cash	$120,335	$260,266

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION
Cash paid for interest (net of capitalized interest of $998 and $3,008 in 2025 and 2024)	$32,653	$25,623
Accrued capital expenditures included in accounts payable and accrued expenses	40,768	77,358
Write-off of fully depreciated assets	11,954	10,574
Redemption of OP Units for common shares	9,719	7,875
Accrual for common shares repurchased pending settlement	40,142	—
Cash paid for amounts included in the measurement of lease liabilities for operating leases	1,664	1,616

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

Substantially all our assets are held by, and our operations are conducted through JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of March 31, 2025, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 84.0% of its OP Units, after giving effect to the conversion of certain vested long-term incentive partnership units ("LTIP Units") that are convertible into OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our 10.0% subordinated interest in one commercial building and our 33.5% subordinated interest in four commercial buildings (the "Fortress Assets"), as well as the associated non-recourse mortgage loans, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures, and we have not guaranteed their obligations or otherwise committed to providing financial support.

As of March 31, 2025, our Operating Portfolio consisted of 37 operating assets comprising 15 multifamily assets totaling 6,459 units (6,459 units at our share), 20 commercial assets totaling 6.5 million square feet (6.1 million square feet at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have one under-construction multifamily asset with 775 units (775 units at our share) and 19 assets in the development pipeline totaling 11.0 million square feet (8.9 million square feet at our share) of estimated potential development density.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission ("SEC") on February 18, 2025 ("Annual Report").

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024. References to our balance sheets refer to our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. References to our statements of operations refer to our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024. References to our statements of comprehensive loss refer to our condensed consolidated statements of comprehensive loss for the three months ended March 31, 2025 and 2024.

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

Recent Accounting Pronouncements

Standards Not Yet Adopted

Expense Disaggregation Disclosures

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." ASU 2024-03 requires expanded interim and annual disclosures of certain expense information in the notes to the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance can be applied on a prospective or retrospective basis. We are currently evaluating the potential impact of adopting this new guidance on our financial statement disclosures.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU 2023-09 modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income (loss) from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15,

2024. This guidance should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our financial statement disclosures.

3.Dispositions

Dispositions

The following is a summary of activity for the three months ended March 31, 2025:

					Gain (Loss)
			Gross	Cash	on the Sale
			Sales	Proceeds	of Real
Date Disposed	Assets	Segment	Price	from Sale	Estate

			(In thousands)
February 19, 2025	8001 Woodmont (1)	Multifamily	$194,000	$188,779	$(838)
	Other (2)				1,375
					$537

(1)	In connection with the sale, we repaid the related $99.7 million mortgage loan.
(2)	Related to prior year dispositions.

4.Investments in Unconsolidated Real Estate Ventures

The following is a summary of the composition of our investments in unconsolidated real estate ventures:

	Effective
	Ownership
Real Estate Venture	Interest (1)	March 31, 2025	December 31, 2024

		(In thousands)
J.P. Morgan Global Alternatives ("J.P. Morgan") (2)	50.0%	$74,205	$74,188
4747 Bethesda Venture	20.0%	10,265	10,813
Brandywine Realty Trust	30.0%	7,037	6,954
Other		1,274	1,699
Total investments in unconsolidated real estate ventures (3) (4)		$92,781	$93,654
(1)	Reflects our effective ownership interests as of March 31, 2025. We have multiple investments with certain venture partners in the underlying real estate.
(2)	J.P. Morgan is the advisor for an institutional investor.
(3)	Excludes 10.0% subordinated interest in one commercial building and the Fortress Assets. See Note 1 for more information. Also, excludes our interest in an investment in the real estate venture that owns 1101 17th Street for which we have discontinued applying the equity method of accounting since June 30, 2018 because we received distributions in excess of our contributions and share of earnings, which reduced our investment to zero; further, we are not obligated to provide for losses, have not guaranteed its obligations or otherwise committed to provide financial support.
(4)	As of March 31, 2025 and December 31, 2024, our total investments in unconsolidated real estate ventures were greater than our share of the net book value of the underlying assets by $10.8 million and $10.6 million, resulting principally from our zero-investment balance in certain real estate ventures and capitalized interest.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $2.8 million and $4.5 million for the three months ended March 31, 2025 and 2024.

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted
	Average Effective
	Interest Rate (1)	March 31, 2025	December 31, 2024

		(In thousands)
Variable rate (2)	5.67%	$175,000	$175,000
Fixed rate (3)	4.13%	60,000	60,000
Mortgage loans		235,000	235,000
Unamortized deferred financing costs and premium / discount, net		(5,111)	(5,795)
Mortgage loans, net (4)		$229,889	$229,205
(1)	Weighted average effective interest rate as of March 31, 2025.
(2)	Includes variable rate mortgage loans with interest rate cap agreements.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(4)	See Note 17 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of financial information for our unconsolidated real estate ventures:

	March 31, 2025	December 31, 2024

	(In thousands)
Combined balance sheet information: (1)
Real estate, net	$422,452	$424,170
Other assets, net	62,800	64,478
Total assets	$485,252	$488,648

Mortgage loans, net	$229,889	$229,205
Other liabilities, net	26,832	27,019
Total liabilities	256,721	256,224
Total equity	228,531	232,424
Total liabilities and equity	$485,252	$488,648

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Combined income statement information: (1)
Total revenue	$8,312	$13,282
Operating income (2)	1,363	4,524
Net income (loss) (2)	(2,427)	644
(1)	Excludes amounts related to the Fortress Assets. Excludes combined balance sheet information and combined income statement information for all the periods presented related to The Foundry and the L'Enfant Plaza assets as we discontinued applying the equity method of accounting after September 30, 2023 and September 30, 2022. In April 2024, the lender foreclosed on the mortgage loan secured by The Foundry and took possession of the property. In October 2024, the lender foreclosed on the mortgage loan secured by the L’Enfant Plaza assets and took possession of the properties.
(2)	Includes the gain on the sale of Central Place Tower of $894,000 for the three months ended March 31, 2024.

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

Unconsolidated VIEs

As of March 31, 2025 and December 31, 2024, we had interests in entities deemed to be VIEs. Although we may be responsible for managing the day-to-day operations of these investees, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. We account for our investment in these entities under the equity method. As of March 31, 2025 and December 31, 2024, the net carrying amounts of our investment in these entities were $82.0 million, which were included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs was included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees. See Note 17 for additional information.

Consolidated VIEs

JBG SMITH LP is our only consolidated VIE. We hold 84.0% of the limited partnership interest in JBG SMITH LP, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management. The noncontrolling interests of JBG SMITH LP do not have substantive liquidation rights, substantive kick-out rights without cause or substantive participating rights that could be exercised by a simple majority of noncontrolling interest limited partners (including by such a limited partner unilaterally). Because the noncontrolling interest holders do not have these rights, JBG SMITH LP is a VIE. As general partner, we have the power to direct the activities of JBG SMITH LP that most significantly affect its economic performance, and through our majority interest, we have both the right to receive benefits from and the obligation to absorb losses of JBG SMITH LP. Accordingly, we are the primary beneficiary of JBG SMITH LP and consolidate it in our financial statements. Because we conduct our business through JBG SMITH LP, its total assets and liabilities comprise substantially all our consolidated assets and liabilities.

6.Other Assets, Net

The following is a summary of other assets, net:

	March 31, 2025	December 31, 2024

	(In thousands)
Prepaid expenses	$11,263	$10,834
Derivative financial instruments, at fair value	15,900	25,682
Deferred financing costs, net	6,551	7,280
Operating lease right-of-use assets	43,416	44,034
Investments in funds (1)	27,927	27,665
Other investments (2)	3,277	3,237
Other	12,391	12,586
Total other assets, net	$120,725	$131,318
(1)	Consists of investments in real estate-focused technology companies, which are recorded at their fair value based on their reported net asset value. During the three months ended March 31, 2025 and 2024, unrealized gains (losses) related to these investments were ($525,000) and $497,000. During the three months ended March 31, 2025 and 2024, realized gains (losses) related to these investments were $144,000 and ($439,000). Unrealized and realized gains (losses) were included in "Interest and other income, net" in our statements of operations.
(2)	Primarily consists of equity investments that are carried at cost.

7.Debt

Mortgage Loans

The following is a summary of mortgage loans:

	Weighted Average
	Effective
	Interest Rate (1)	March 31, 2025	December 31, 2024

		(In thousands)
Variable rate (2)	5.55%	$535,457	$587,254
Fixed rate (3)	5.13%	1,107,376	1,196,479
Mortgage loans		1,642,833	1,783,733
Unamortized deferred financing costs and premium / discount, net		(16,130)	(16,560)
Mortgage loans, net		$1,626,703	$1,767,173
(1)	Weighted average effective interest rate as of March 31, 2025.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.11%, and the weighted average maturity date of the interest rate caps is in the first quarter of 2026. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of March 31, 2025, one-month term Secured Overnight Financing Rate ("SOFR") was 4.32%.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.

As of March 31, 2025 and December 31, 2024, the net carrying value of real estate collateralizing our mortgage loans totaled $1.8 billion and $2.1 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity.

In February 2025, in connection with the sale of 8001 Woodmont, we repaid the related $99.7 million mortgage loan. In March 2025, we entered into a five-year interest-only $258.9 million mortgage loan with a fixed interest rate of 5.03% collateralized by the Ashley and Potomac buildings at RiverHouse Apartments and repaid the outstanding $307.7 million mortgage loan that was collateralized by the Ashley, Potomac and James buildings.

As of March 31, 2025 and December 31, 2024, we had various interest rate swap and cap agreements on certain mortgage loans with an aggregate notional value of $886.7 million and $1.4 billion. See Note 15 for additional information.

Revolving Credit Facility and Term Loans

As of March 31, 2025 and December 31, 2024, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2026, a $400.0 million term loan ("Tranche A-2 Term Loan") maturing in January 2028 and a $120.0 million term loan ("2023 Term Loan") maturing in June 2028. The revolving credit facility has two six-month extension options, and the Tranche A-1 Term Loan has one remaining one-year extension option.

The agreements for our unsecured revolving credit facility and term loans include customary restrictive covenants, that, among other things, restrict our ability to incur additional indebtedness, to engage in material asset sales, mergers, consolidations and acquisitions, and to make capital expenditures, and also include requirements to maintain financial ratios. Our ability to borrow is subject to compliance with these covenants, and failure to comply with our covenants could cause a default, and we may then be required to repay such debt.

The following is a summary of amounts outstanding under the revolving credit facility and term loans:

	Effective
	Interest Rate (1)	March 31, 2025	December 31, 2024

		(In thousands)
Revolving credit facility (2) (3)	5.90%	$162,000	$85,000

Tranche A-1 Term Loan (4)	5.34%	$200,000	$200,000
Tranche A-2 Term Loan (5)	4.20%	400,000	400,000
2023 Term Loan (6)	5.41%	120,000	120,000
Term loans		720,000	720,000
Unamortized deferred financing costs, net		(1,945)	(2,147)
Term loans, net		$718,055	$717,853
(1)	Effective interest rate as of March 31, 2025. The interest rate for our revolving credit facility excludes a 0.20% facility fee.
(2)	As of March 31, 2025, daily SOFR was 4.41%. As of March 31, 2025 and December 31, 2024, letters of credit with an aggregate face amount of $15.2 million were outstanding under our revolving credit facility. On April 1, 2025, the $15.2 million letter of credit was cancelled.
(3)	As of March 31, 2025 and December 31, 2024, excludes $6.6 million and $7.3 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our balance sheets.
(4)	The interest rate swaps fix SOFR at a weighted average interest rate of 4.00% through the extended maturity date of January 2027.
(5)	The interest rate swaps fix SOFR at a weighted average interest rate of 2.81% through the maturity date.
(6)	The interest rate swap fixes SOFR at an interest rate of 4.01% through the maturity date.

8.Other Liabilities, Net

The following is a summary of other liabilities, net:

	March 31, 2025	December 31, 2024

	(In thousands)
Lease intangible liabilities, net	$1,209	$1,283
Lease incentive liabilities	6,099	2,590
Liabilities related to operating lease right-of-use assets	43,526	44,430
Prepaid rent	13,192	12,978
Security deposits	11,408	11,167
Environmental liabilities	17,468	17,468
Deferred tax liability, net	3,631	3,917
Dividends payable	—	17,611
Derivative financial instruments, at fair value	5,683	2,395
Other (1)	42,072	1,988
Total other liabilities, net	$144,288	$115,827

(1)	Amount as of March 31, 2025 is primarily related to accrual for common shares repurchased pending settlement.

9.Redeemable Noncontrolling Interests

OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. Vested LTIP Units are redeemable into OP Units. During the three months ended March 31, 2025 and 2024, unitholders redeemed 647,387 and 468,081 OP Units, which we elected to redeem for an equivalent number of our common shares. As of March 31, 2025, outstanding OP Units and redeemable LTIP Units totaled 13.9 million, representing a 16.0% ownership interest in JBG SMITH LP. Our OP Units and certain vested LTIP Units are presented at the higher of their redemption value or their carrying value, with adjustments to the redemption value recognized in

"Additional paid-in capital" in our balance sheets. Redemption value per OP Unit is equivalent to the market value of one common share at the end of the period.

The following is a summary of the activity of redeemable noncontrolling interests:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Balance, beginning of period	$423,632	$440,737
Redemptions	(9,719)	(7,875)
LTIP Units issued in lieu of cash compensation (1)	2,074	2,983
Net loss	(7,978)	(4,534)
Other comprehensive income (loss)	(1,884)	2,026
Distributions	—	(2,931)
Share-based compensation expense	6,160	8,950
Adjustment to redemption value	5,951	(3,827)
Balance, end of period	$418,236	$435,529
(1)	See Note 11 for additional information.

10.Property Rental Revenue

The following is a summary of property rental revenue from our non-cancellable leases:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Fixed	$93,988	$112,977
Variable	7,511	9,659
Property rental revenue	$101,499	$122,636

11.Share-Based Payments

LTIP Units and Time-Based LTIP Units

In January 2025, we granted to certain employees 735,682 LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") and a weighted average grant-date fair value of $13.59 per unit that vest ratably over four years subject to continued employment and require a three-year post vesting hold for named executive officers. Compensation expense for these units is primarily being recognized over a four-year period.

In January 2025, we granted 162,301 fully vested LTIP Units to certain employees, who elected to receive all or a portion of their cash bonuses related to 2024 service as LTIP Units. The LTIP Units had a grant-date fair value of $12.77 per unit. Compensation expense totaling $2.1 million for these LTIP Units was recognized in 2024.

The aggregate grant-date fair value of the Time-Based LTIP Units and the LTIP Units granted during the three months ended March 31, 2025 was $12.1 million. The Time-Based LTIP Units and the LTIP Units were valued based on the closing common share price on the grant date, less a discount for post-grant restrictions. The discount was determined using Monte Carlo simulations based on the following significant assumptions:

Expected volatility	30.0 % to 36.0%
Risk-free interest rate	4.2% to 4.4%
Post-grant restriction periods	2 to 3 years

In April 2025, as part of their annual compensation, we granted to non-employee trustees a total of 160,713 fully vested LTIP Units with a grant-date fair value of $11.66 per unit, which includes LTIP Units elected in lieu of cash retainers. The LTIP Units may not be sold while a trustee is serving on the Board of Trustees.

Appreciation-Only LTIP Units ("AO LTIP Units")

In January 2025, we granted to certain employees 549,292 performance-based AO LTIP Units with a grant-date fair value of $2.69 per unit. The AO LTIP Units provide for a share of appreciation determined by the increase in the value of a common share at the time of conversion over the participation threshold of $16.98. The AO LTIP Units are subject to a TSR modifier whereby the number of AO LTIP Units that will ultimately be earned will be increased or reduced by 25%. The AO LTIP Units have a three-year performance period with 50% of the AO LTIP Units earned vesting at the end of the three-year performance period and the remaining 50% vesting on the fourth anniversary of the grant date, subject to continued employment. The AO LTIP Units expire on the fifth anniversary of their grant date.

The aggregate grant-date fair value of the AO LTIP Units granted during the three months ended March 31, 2025 was $1.5 million, valued using Monte Carlo simulations based on the following significant assumptions:

Expected volatility	32.0%
Dividend yield	3.9%
Risk-free interest rate	4.4%

Performance-Based LTIP Units

In January 2025, we issued 957,000 LTIP Units with performance-based vesting requirements ("Performance-Based LTIP Units") to certain employees. The Performance-Based LTIP Units vest at the end of a three-year performance period contingent on our achievement of net operating income ("NOI") targets set and measured annually by the Compensation Committee and subject to continued employment. While the targets are set and measured annually, the awards vest and the related compensation expense is expected to be recognized in 2027 based on the average of the actual performance achieved during the prior three years. Achievement levels for the Performance-Based LTIP Units are set for threshold, at which 25% of the awards may be earned, target, at which 50% of the awards may be earned and maximum performance, at which all the awards are earned. As the performance goals for subsequent years are not set at the time of issuance, the awards are not considered granted for accounting purposes and therefore do not have a grant-date fair value. Accordingly, the total unrecognized compensation expense related to unvested share-based payment arrangements disclosed below excludes the Performance-Based LTIP Units issued in 2025.

Restricted Share Units ("RSUs")

In January 2025, we granted to certain non-executive employees 98,029 time-based RSUs ("Time-Based RSUs") with a grant-date fair value of $15.44 per unit. Vesting requirements and compensation expense recognition for the Time-Based RSUs are primarily consistent with those of the Time-Based LTIP Units granted in 2025.

The aggregate grant-date fair value of the Time-Based RSUs granted during the three months ended March 31, 2025 was $1.5 million. The Time-Based RSUs were valued based on the closing common share price on the date of grant.

ESPP

Pursuant to the ESPP, employees purchased 18,582 common shares for $244,000 during the three months ended March 31, 2025, valued using the Black-Scholes model based on the following significant assumptions:

Expected volatility	32.0%
Dividend yield	4.7%
Risk-free interest rate	4.4%
Expected life	3 months

Share-Based Compensation Expense

The following is a summary of share-based compensation expense:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Time-Based LTIP Units	$4,813	$5,472
AO LTIP Units and Performance-Based LTIP Units	1,347	3,478
Other equity awards (1)	1,277	1,044
Total share-based compensation expense	7,437	9,994
Less: amount capitalized	(272)	(456)
Share-based compensation expense	$7,165	$9,538
(1)	Primarily comprising compensation expense for: (i) fully vested LTIP Units issued to certain employees in lieu of all or a portion of any cash bonuses earned, (ii) RSUs and (iii) shares issued under our ESPP.

As of March 31, 2025, we had $27.6 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 2.0 years.

12.Transaction and Other Costs

The following is a summary of transaction and other costs:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Completed, potential and pursued transaction expenses (1)	$674	$1,507
Severance and other costs	1,074	7
Demolition costs	163	—
Transaction and other costs	$1,911	$1,514
(1)	Primarily consists of dead deal costs and legal costs related to pursued transactions.

13.Interest Expense

The following is a summary of interest expense:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Interest expense before capitalized interest	$33,488	$30,840
Amortization of deferred financing costs	4,146	3,903
Net unrealized (gain) loss on non-designated derivatives	(32)	42
Capitalized interest	(2,402)	(4,625)
Interest expense	$35,200	$30,160

14.Shareholders' Equity and Loss Per Common Share

Common Shares Repurchased

Our Board of Trustees previously authorized the repurchase of up to $1.5 billion of our outstanding common shares. In February 2025, our Board of Trustees increased our common share repurchase authorization to $2.0 billion. During the three months ended March 31, 2025, we repurchased and retired 12.2 million common shares for $187.5 million, a weighted average purchase price per share of $15.43. During the three months ended March 31, 2024, we repurchased and retired 3.0 million common shares for $49.4 million, a weighted average purchase price per share of $16.50. Since we began the share repurchase program through March 31, 2025, we have repurchased and retired 69.0 million common shares for $1.3 billion, a weighted average purchase price per share of $19.08.

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

The following is a summary of the calculation of basic and diluted loss per common share and a reconciliation of net loss to the amounts of net loss available to common shareholders used in calculating basic and diluted loss per common share:

	Three Months Ended March 31,
	2025	2024

	(In thousands, except per share amounts)
Net loss	$(53,698)	$(42,190)
Net loss attributable to redeemable noncontrolling interests	7,978	4,534
Net loss attributable to noncontrolling interests	—	5,380
Net loss attributable to common shareholders	(45,720)	(32,276)
Distributions to participating securities	—	(654)
Net loss available to common shareholders - basic and diluted	$(45,720)	$(32,930)

Weighted average number of common shares outstanding - basic and diluted	81,521	92,635

Loss per common share - basic and diluted	$(0.56)	$(0.36)

The effect of the redemption of OP Units, Time-Based LTIP Units, fully vested LTIP Units and special equity awards that were outstanding as of March 31, 2025 and 2024 is excluded in the computation of diluted loss per common share as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted loss per share). Since OP Units, Time-Based LTIP Units, LTIP Units and special equity awards, which are held by noncontrolling interests, are attributed gains at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average impact are excluded from loss available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted loss per common share. AO LTIP Units, Performance-Based LTIP Units, formation awards and RSUs, which totaled 7.9 million for the three months ended March 31, 2025 and 2024, were excluded from the calculation of diluted loss per common share as they were antidilutive, but potentially could be dilutive in the future.

Dividends Declared in April 2025

On April 24, 2025, our Board of Trustees declared a quarterly dividend of $0.175 per common share, payable on May 22, 2025 to shareholders of record as of May 8, 2025.

15.Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments.

As of March 31, 2025 and December 31, 2024, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized gain on our derivative financial instruments designated as effective hedges was $6.1 million and $17.2 million as of March 31, 2025 and December 31, 2024 and was recorded in "Accumulated other comprehensive income" in our balance sheets, of which a portion was allocated to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $4.3 million of the net unrealized gain as a decrease to interest expense.

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

The following is a summary of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
March 31, 2025
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$14,542	—	$14,542	—
Classified as liabilities in "Other liabilities, net"	4,329	—	4,329	—
Non-designated derivatives:
Classified as assets in "Other assets, net"	1,358	—	1,358	—
Classified as liabilities in "Other liabilities, net"	1,354	—	1,354	—

December 31, 2024
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$23,367	—	$23,367	—
Classified as liabilities in "Other liabilities, net"	90	—	90	—
Non-designated derivatives:
Classified as assets in "Other assets, net"	2,315	—	2,315	—
Classified as liabilities in "Other liabilities, net"	2,305	—	2,305	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2025 and December 31, 2024, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains (losses) included in "Other comprehensive income (loss)" in our statements of comprehensive loss for the three months ended March 31, 2025 and 2024 were attributable to the net change in unrealized gains (losses) related to effective derivative financial instruments that were outstanding during those periods, none of which were reported in our statements of operations as the derivative financial instruments were documented and qualified as hedging instruments. Realized and unrealized gains (losses) related to non-designated hedges are included in "Interest expense" in our statements of operations.

Fair Value Measurements on a Nonrecurring Basis

Our real estate assets are reviewed for impairment whenever there are changes in circumstances or indicators that the carrying amount of the assets may not be recoverable.

During the three months ended March 31, 2025, this assessment resulted in the impairment of a development parcel, which had an estimated fair value of $11.0 million based on a market approach and was classified as Level 2 in the fair value hierarchy. The impairment loss totaled $8.5 million, which was included in "Impairment loss" in our statement of operations for the three months ended March 31, 2025.

Financial Assets and Liabilities Not Measured at Fair Value

As of March 31, 2025 and December 31, 2024, all financial assets and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	March 31, 2025		December 31, 2024
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgage loans	$1,642,833	$1,636,690	$1,783,733	$1,749,904
Revolving credit facility	162,000	162,152	85,000	84,886
Term loans	720,000	718,639	720,000	715,929
(1)	The carrying amount consists of principal only.

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

The CODM measures and evaluates the performance of our operating segments based on only the following measures at our share pertaining to each of our segments:

●	NOI (multifamily and commercial) - which includes our proportionate share of revenue and expenses attributable to real estate ventures. NOI includes property rental revenue and other property revenue, and deducts property expenses. NOI excludes deferred rent, commercial lease termination revenue, related party management fees, interest expense, and certain other non-cash adjustments, including the accretion of acquired below-market leases and the amortization of acquired above-market leases and below-market ground lease intangibles.
●	Net third-party real estate services, excluding reimbursements - which includes revenue streams generated by this segment, excluding reimbursement revenue, as well as the expenses attributable to this segment at our proportionate share, calculated by excluding real estate services revenue from our interests in real estate ventures.

The CODM uses these measures predominantly in the annual budget and forecasting process as well as in his review of our quarterly financial results when making decisions about the allocation of operating and capital resources to each segment. We have included disclosure of NOI and the results of our third-party real estate services business at our share to align with our internal reporting and the information used by our CODM.

The following is a summary of NOI at our share for our multifamily and commercial segments, including a reconciliation to our total NOI at our share:

	Three Months Ended March 31, 2025
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$54,602	$49,757	$104,359
Other property revenue	621	3,736	4,357
Total property revenue	55,223	53,493	108,716
Property expense:
Real estate taxes	5,571	5,592	11,163
Payroll	3,742	3,007	6,749
Utilities	3,918	3,402	7,320
Repairs and maintenance	5,437	4,472	9,909
Other property operating	3,045	4,148	7,193
Total property expense	21,713	20,621	42,334
NOI from reportable segments	$33,510	$32,872	66,382
Other NOI (1)			(1,097)
NOI			$65,285

	Three Months Ended March 31, 2024
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$51,731	$63,346	$115,077
Other property revenue	716	4,092	4,808
Total property revenue	52,447	67,438	119,885
Property expense:
Real estate taxes	5,402	7,989	13,391
Payroll	4,182	3,508	7,690
Utilities	3,546	3,669	7,215
Repairs and maintenance	4,363	5,248	9,611
Other property operating	2,367	4,071	6,438
Total property expense	19,860	24,485	44,345
NOI from reportable segments	$32,587	$42,953	75,540
Other NOI (1)			(1,705)
NOI			$73,835
(1)	Includes activity related to development assets and land assets for which we are the ground lessor.

The following is a summary of our third-party real estate services business at our share:

	Three Months Ended March 31,
	2025	2024

	(In thousands, at our share)
Property management fees	$3,361	$4,115
Asset management fees	580	924
Development fees	523	238
Leasing fees	654	1,120
Construction management fees	231	384
Other service revenue	1,035	1,001
Third-party real estate services revenue, excluding reimbursements	6,384	7,782
Third-party real estate services expenses, excluding reimbursements	7,236	12,136
Net third-party real estate services, excluding reimbursements	$(852)	$(4,354)

The following is a reconciliation of revenue at our share to total revenue per the statements of operations:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Total property revenue at our share	$108,716	$119,885
Third-party real estate services revenue, excluding reimbursements, at our share	6,384	7,782
Reimbursement revenue (1)	8,274	9,681
Our share of revenue attributable to unconsolidated real estate ventures	(2,106)	(4,566)
Other property revenue	1,735	1,403
Other adjustments (2)	(2,317)	10,999
Total revenue per statements of operations	$120,686	$145,184

(1)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects
(2)	Adjustment to include deferred rent, above/below market lease amortization, commercial lease termination revenue and lease incentive amortization.

The following is the reconciliation of NOI at our share to loss before income tax benefit:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
NOI at our share	$65,285	$73,835
Net third-party real estate services, excluding reimbursements, at our share	(852)	(4,354)
Add:
Income (loss) from unconsolidated real estate ventures, net	(592)	975
Interest and other income, net	525	2,100
Gain on the sale of real estate, net	537	197
Less:
Depreciation and amortization expense	47,587	56,855
General and administrative expense: corporate and other	15,557	14,973
Transaction and other costs	1,911	1,514
Interest expense	35,200	30,160
Loss on the extinguishment of debt	4,636	—
Impairment loss	8,483	17,211
Adjustments:
Our share of net third-party real estate services attributable to unconsolidated real estate ventures	(305)	(105)
NOI attributable to unconsolidated real estate ventures at our share	(990)	(3,046)
Non-cash rent adjustments (1)	(2,439)	1,430
Other adjustments (2)	(1,693)	6,023
Total adjustments	(5,427)	4,302
Loss before income tax benefit	$(53,898)	$(43,658)
(1)	Adjustment to include deferred rent, above/below market lease amortization and lease incentive amortization.
(2)	Adjustment to include payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue, related party management fees, corporate entity activity and inter-segment activity.

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

Construction Commitments

As of March 31, 2025, we had one asset under construction, 2000/2001 South Bell Street, and are building a new amenity hub at 2011 Crystal Drive that, based on our current plans and estimates, require an additional $61.2 million to complete, which we anticipate will be primarily expended over the next year. These capital expenditures are generally due as the work is performed, and we expect to finance them primarily with debt proceeds.

Environmental Matters

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any conditions identified by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $17.5 million as of March 31, 2025 and December 31, 2024, and are included in "Other liabilities, net" in our balance sheets.

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

Other

As of March 31, 2025, we had committed tenant-related obligations totaling $32.3 million ($32.2 million related to our consolidated entities and $78,000 related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (i) guarantee portions of the principal, interest and other amounts in connection with borrowings, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings, or (iii) provide guarantees to lenders and other third parties for the completion and stabilization of development projects. We customarily have agreements with our outside venture partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. At times, we also have agreements with certain of our outside venture partners whereby we agree to either indemnify the partners and/or the associated ventures with respect to certain contingent liabilities associated with operating assets or to reimburse our partner for its share of any payments made by them under certain guarantees. Guarantees (excluding environmental) customarily terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. Amounts that we may be required to pay in future periods in relation to guarantees associated with budget overruns or operating losses are not estimable. As of March 31, 2025, we had no principal payment guarantees related to our unconsolidated real estate ventures.

As of March 31, 2025, we had additional capital commitments totaling $8.0 million related to our investments in real estate-focused technology companies.

Additionally, with respect to borrowings of our consolidated entities, we may agree to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion and stabilization of development projects. As of March 31, 2025, we had no debt principal payment guarantees related to our consolidated real estate assets.

18.Transactions with Related Parties

Our third-party real estate services business provides fee-based real estate services to third parties, including the JBG Legacy Funds. In connection with the contribution to us of certain assets formerly owned by the JBG Legacy Funds, the general partner and managing member interests in the JBG Legacy Funds that were held by certain former JBG executives (and who became members of our management team and/or Board of Trustees) were not transferred to us and remain under the control of these individuals. In addition, certain members of our senior management team and Board of Trustees have ownership interests in the JBG Legacy Funds, and own carried interests in each fund and in certain of our real estate ventures that entitle them to receive cash payments if the fund or real estate venture achieves certain return thresholds.

LEO Impact Capital, our investment management platform dedicated to acquiring, financing and operating multifamily housing in high impact neighborhoods to preserve affordability for middle-income residents, manages the Washington Housing Initiative ("WHI") Impact Pool. The WHI Impact Pool completed fundraising in 2020 with capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million. As of March 31, 2025, our remaining unfunded commitment was $2.9 million.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds and the WHI Impact Pool and its affiliates was $2.6 million and $4.0 million for the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, we had receivables from the JBG Legacy Funds and the WHI Impact Pool and its affiliates totaling $1.9 million and $2.1 million for such services.

We lease our corporate offices from an unconsolidated real estate venture, in which we have a 20.0% interest, and incurred $1.3 million and $1.5 million of rent expense for the three months ended March 31, 2025 and 2024, which was included in "General and administrative expense" in our statements of operations.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $2.0 million and $2.5 million for the three months ended March 31, 2025 and 2024, which was included in "Property operating expenses" in our statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "estimates," "intends," "plans," "would," "may" or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 18, 2025 ("Annual Report") and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and our Annual Report.

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

Organization and Basis of Presentation

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust, owns, operates and develops mixed-use properties concentrated in amenity-rich, Metro-served submarkets in and around Washington, D.C., most notably National Landing, that we believe have long-term growth potential and appeal to residential, office and retail tenants. Through an intense focus on placemaking, JBG SMITH cultivates vibrant, highly amenitized, walkable neighborhoods throughout the Washington, D.C. metropolitan area. Approximately 75.0% of our holdings are in the National Landing submarket in Northern Virginia, which is anchored by four key demand drivers: Amazon.com, Inc.'s ("Amazon") headquarters; Virginia Tech's $1 billion Innovation Campus; proximity to the Pentagon; and our placemaking initiatives and public infrastructure improvements. In addition, our third-party real estate services business provides fee-based real estate services to third parties, including the legacy funds formerly organized by The JBG Companies.

Substantially all our assets are held by, and our operations are conducted through JBG SMITH Properties LP, our operating partnership. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our 10.0% subordinated interest in one commercial building and our 33.5% subordinated interest in four commercial buildings (the "Fortress Assets"), as well as the associated non-recourse mortgage loans, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures, and we have not guaranteed their obligations or otherwise committed to providing financial support.

References to our financial statements refer to our unaudited condensed consolidated financial statements as of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024. References to our balance sheets refer to our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. References to our statements of operations refer to our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024.

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

Overview

As of March 31, 2025, our Operating Portfolio consisted of 37 operating assets comprising 15 multifamily assets totaling 6,459 units (6,459 units at our share), 20 commercial assets totaling 6.5 million square feet (6.1 million square feet at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have one under-construction multifamily asset with 775 units (775 units at our share) and 19 assets in the development pipeline totaling 11.0 million square feet (8.9 million square feet at our share) of estimated potential development density.

We continue to implement our comprehensive plan to reposition our holdings in National Landing by executing a broad array of placemaking strategies. Our placemaking includes the delivery of new multifamily assets, the delivery of redeveloped and new office assets subject to demand therefor, amenity retail, and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. In keeping with our dedication to placemaking, each new project is intended to contribute to an authentic and distinct neighborhood by creating a vibrant street environment with robust retail offerings and other amenities, including improved public spaces. In 2024, we delivered The Grace and Reva with 808 multifamily units and approximately 38,000 square feet of retail space. In the first quarter of 2025, we completed construction on The Zoe (2001 South Bell Street), a 420-unit multifamily tower, and we have fully leased the approximately 8,000 square feet of ground floor retail. We expect to deliver Valen (2000 South Bell Street), a 355-unit multifamily tower adjacent to The Zoe, later this year. Additionally, in 2024, we started construction on a new office amenity hub at 2011 Crystal Drive that, along with a repositioning of the asset itself, brings a large-scale externally managed meeting and conference facility, two elevated food and beverage offerings, and an activated public lobby.

Outlook

A fundamental component of our strategy to maximize long-term net asset value ("NAV") per share is thoughtful capital allocation. While there is continued uncertainty as to how the current political environment will impact us and the Washington, D.C. metropolitan area, we remain focused on our long-term strategy and intend to continue seeking new investments that offer the most accretive returns and that align with our strategy and competitive advantages. We anticipate that new investments will primarily be financed through asset recycling, either in advance or retrospectively. These new investments may include share repurchases and other opportunistic investments in partnership with third-party capital. The latter may allow us to capitalize on distressed pricing in the office market, to monetize our land bank, and to generate additional fee and carried interest revenue. We intend to continue to opportunistically sell or recapitalize assets (which may be multifamily, commercial and/or retail assets) as well as land sites where a ground lease or joint venture execution may represent the most attractive path to maximizing value. In a climate where office valuations are near cyclical lows with limited liquidity, the most efficiently priced source of capital will likely come from our multifamily assets. To that end, we are currently marketing for sale select multifamily and land assets in both Washington, D.C. and Northern Virginia. Recycling these assets will also further advance our strategy to concentrate our portfolio in National Landing. As long as we believe our share price does not reflect the underlying, intrinsic value of our business, as we do now, we expect to continue repurchasing shares through our share repurchase plan (which had a capacity of $684.1 million as of March 31, 2025) and to fund such repurchases through such asset sales or recapitalizations.

Our in-service multifamily portfolio, which refers to operating assets that are at or above 90% leased or have been operating and collecting rent for more than 12 months as of March 31, 2025, was 94.3% occupied as of March 31, 2025, a decrease of 50 basis points as compared to December 31, 2024. During the first quarter of 2025, we increased effective rents, which represent the average change in rental rates versus expiring rental rates net of concessions, by 1.5% for new leases and 5.6% upon renewal while achieving a 55.5% renewal rate across our portfolio. Our recently delivered assets, The Grace and Reva, began leasing in January 2024 with move-ins commencing in February 2024 and delivery of all remaining units in the second quarter of 2024, with 74.6% leased as of March 31, 2025. We expect that interest expense will increase as we deliver The Zoe and Valen and cease capitalizing the related interest.

Our office portfolio occupancy was 76.4% as of March 31, 2025, a decrease of 10 basis points as compared to December 31, 2024. The office market continues to experience headwinds, including an increased focus on the reduction of government spending, which could impact U.S. federal government leasing practices and companies dependent on the federal government with many deals paused as tenants wait for more certainty regarding federal government staffing and spending changes. Our efforts to re-lease certain spaces will be targeted toward buildings with long-term viability where we can concentrate occupancy. We took approximately 618,000 office square feet out of service in 2024 at 1800 South Bell Street, 2100 Crystal Drive and 2200 Crystal Drive. Additionally, during the first quarter of 2025, we took 197,124 square feet out of service at 1901 South Bell Street, a commercial asset, and expect to take the remainder of the asset out of service as tenants vacate. With the objective of ultimately reducing our competitive office inventory in National Landing, we expect to help foster a healthier long-term office market while repurposing older, underutilized buildings for redevelopment or conversion to multifamily housing, hospitality or other complimentary uses that will support a vibrant mixed-use environment.

We continue to advance the design and entitlement of our 11.0 million square feet (8.9 million square feet at our share) of estimated potential development density in our development pipeline and intend to look to source joint venture capital as a means of funding these developments as market conditions permit.

Operating Results

Key highlights for the three months ended March 31, 2025 included:

●	net loss attributable to common shareholders of $45.7 million, or $0.56 per diluted common share, for the three months ended March 31, 2025 compared to $32.3 million, or $0.36 per diluted common share, for the three months ended March 31, 2024;
●	third-party real estate services revenue, including reimbursements, of $14.9 million and $17.9 million for the three months ended March 31, 2025 and 2024;
●	in-service operating multifamily portfolio leased and occupied percentages (1) at our share of 95.7% and 94.3% as of March 31, 2025 as compared to 96.2% and 94.8% as of December 31, 2024, and 95.9% and 94.3% as of March 31, 2024;
●	operating commercial portfolio leased and occupied percentages at our share of 78.3% and 76.4% as of March 31, 2025 compared to 78.6% and 76.5% as of December 31, 2024, and 84.6% and 83.1% as of March 31, 2024;
●	the leasing of 71,000 square feet at our share, at an initial rent (2) of $52.43 per square foot and a GAAP-basis weighted average rent per square foot (3) of $52.27 for the three months ended March 31, 2025; and
●	a decrease in same store (4) net operating income ("NOI") of 5.5% to $63.1 million for the three months ended March 31, 2025 compared to $66.8 million for the three months ended March 31, 2024.

(1)	2221 S. Clark Street - Residential and 900 W Street are excluded from leased and occupied percentages as they are operated as short-term rental properties.
(2)	Represents the cash basis weighted average starting rent per square foot at our share, which excludes free rent, fixed escalations and percentage rent.
(3)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations, but excluding the effect of percentage rent.
(4)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the three months ended March 31, 2025 included:

●	the sale of 8001 Woodmont. See Note 3 to the financial statements for additional information;
●	the refinancing of the RiverHouse Apartments mortgage loan. See Note 7 to the financial statements for additional information;
●	the net borrowing of $77.0 million under our revolving credit facility;
●	the payment of dividends totaling $14.8 million and distributions to redeemable noncontrolling interests of $2.8 million;
●	the repurchase and retirement of 12.2 million of our common shares for $187.5 million, a weighted average purchase price per share of $15.43; and
●	the investment of $29.1 million in development costs, construction in progress and real estate additions.

Activity subsequent to March 31, 2025 included:

●	the declaration of a quarterly dividend of $0.175 per common share, payable on May 22, 2025 to shareholders of record as of May 8, 2025.

Critical Accounting Estimates

Our Annual Report contains a description of our critical accounting estimates, including asset acquisitions, real estate, investments in real estate ventures and revenue recognition. There have been no significant changes to our policies during the three months ended March 31, 2025.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of recent accounting pronouncements.

Results of Operations

During the three months ended March 31, 2025, we sold 8001 Woodmont. In 2024, we sold North End Retail, Fort Totten Square and 2101 L Street. We collectively refer to these assets as the "Disposed Properties" in the discussion below. In 2024, we took 1800 South Bell Street, 2100 Crystal Drive and 2200 Crystal Drive out of service, and during the first quarter of 2025, we took 197,124 square feet out of service at 1901 South Bell Street. In 2024, we began leasing The Grace and Reva, and we began leasing The Zoe, one of the two multifamily towers at 2000/2001 South Bell Street, during the first quarter of 2025.

Comparison of the Three Months Ended March 31, 2025 to 2024

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended March 31, 2025 compared to the same period in 2024:

	Three Months Ended March 31,
	2025	2024	% Change

	(Dollars in thousands)
Property rental revenue	$101,499	$122,636	(17.2)%
Third-party real estate services revenue, including reimbursements	14,914	17,868	(16.5)%
Depreciation and amortization expense	47,587	56,855	(16.3)%
Property operating expense	33,437	35,279	(5.2)%
Real estate taxes expense	12,172	13,795	(11.8)%
General and administrative expense:
Corporate and other	15,557	14,973	3.9%
Third-party real estate services	16,071	22,327	(28.0)%
Interest expense	35,200	30,160	16.7%
Loss on the extinguishment of debt	4,636	—	*
Impairment loss	8,483	17,211	(50.7)%

* Not meaningful.

Property rental revenue decreased by approximately $21.1 million, or 17.2%, to $101.5 million in 2025 from $122.6 million in 2024. The decrease was primarily due to a $25.0 million decrease in revenue from our commercial assets, partially offset by a $3.0 million increase in revenue from our multifamily assets. The decrease in revenue from our commercial assets was primarily due to a $9.4 million decrease in lease termination revenue, a $4.4 million decrease related to the commercial Disposed Properties, a $4.0 million decrease related to 2100 Crystal Drive and 2200 Crystal Drive, which were taken out of service in 2024, and lower occupancy across the portfolio. The increase in revenue from our multifamily assets was primarily due to a $5.6 million increase related to the continued lease up of The Grace and Reva, and higher rents across the portfolio, partially offset by a $4.2 million decrease related to the multifamily Disposed Properties.

Third-party real estate services revenue, including reimbursements, decreased by approximately $3.0 million, or 16.5%, to $14.9 million in 2025 from $17.9 million in 2024. The decrease was primarily due to a $1.4 million decrease in reimbursement revenue, an $824,000 decrease in property management fees and a $481,000 decrease in leasing fees.

Depreciation and amortization expense decreased by approximately $9.3 million, or 16.3%, to $47.6 million in 2025 from $56.9 million in 2024. The decrease was primarily due to an $8.4 million decrease related to 2100 Crystal Drive and Crystal Drive Retail due to the acceleration of depreciation of certain assets in 2024 and a $4.5 million decrease related to Disposed Properties. The decrease in depreciation and amortization expense was partially offset by a $4.0 million increase related to The Grace and Reva, which we began leasing during the first quarter of 2024, and 2000/2001 South Bell Street, which we began leasing during the first quarter of 2025.

Property operating expense decreased by approximately $1.8 million, or 5.2%, to $33.4 million in 2025 from $35.3 million in 2024. The decrease was primarily due to a $1.5 million decrease in property operating expense from our commercial assets and a $1.3 million decrease in other property operating expense, partially offset by a $1.0 million increase in property operating expense from our multifamily assets. The decrease in property operating expense from our commercial assets was primarily due to a $1.3 million decrease related to the commercial Disposed Properties. The decrease in other property operating expense was primarily due to a $1.6 million decrease in insurance claims covered by our captive insurance subsidiary. The increase in property operating expense from our multifamily assets was primarily due to a $1.1 million increase related to The Grace and Reva and 2000/2001 South Bell, and higher operating expenses primarily related to onsite personnel and utilities, partially offset by a $1.4 million decrease related to the multifamily Disposed Properties.

Real estate taxes expense decreased by approximately $1.6 million, or 11.8%, to $12.2 million in 2025 from $13.8 million in 2024. The decrease was primarily due to a $1.5 million decrease related to the Disposed Properties.

General and administrative expense: corporate and other increased by approximately $584,000, or 3.9%, to $15.6 million in 2025 from $15.0 million in 2024. The increase was primarily due to an increase in professional fees and other overhead expenses, partially offset by lower compensation expenses.

General and administrative expense: third-party real estate services decreased by approximately $6.3 million, or 28.0%, to $16.1 million in 2025 from $22.3 million in 2024. The decrease was primarily due to lower compensation expenses and lower third-party reimbursable expenses.

Interest expense increased by approximately $5.0 million, or 16.7%, to $35.2 million in 2025 from $30.2 million in 2024. The increase was primarily due to (i) a $3.5 million increase due to higher interest expense on our term loans and a higher outstanding balance on our revolving credit facility, (ii) a $2.5 million increase due to the expiration of interest rate swaps related to the RiverHouse Apartments mortgage loan, which was refinanced in March 2025 with a fixed interest rate mortgage loan, (iii) a $2.2 million decrease in capitalized interest as we placed The Grace and Reva into service and began placing 2000/2001 South Bell Street into service, and (iv) a $1.7 million increase in outstanding debt related to draws on the mortgage loan related to 2000/2001 South Bell Street. The increase in interest expense was partially offset by (v) a $1.8 million decrease related to the Disposed Properties, (vi) a $1.6 million decrease related to mortgage loans collateralized by 201 12th Street S., 200 12th Street S. and 251 18th Street S., which were repaid during 2024, and (vii) a $1.6 million decrease related to lower rates on variable rate mortgage loans.

Loss on the extinguishment of debt of $4.6 million in 2025 was due to the refinancing of the RiverHouse Apartments mortgage loan.

Impairment loss of $8.5 million and $17.2 million in 2025 and 2024 were related to a development parcel, which was written down to its estimated fair value.

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

The following is the reconciliation of net loss attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Net loss attributable to common shareholders	$(45,720)	$(32,276)
Net loss attributable to redeemable noncontrolling interests	(7,978)	(4,534)
Net loss attributable to noncontrolling interests	—	(5,380)
Net loss	(53,698)	(42,190)
Gain on the sale of real estate, net of tax	(537)	(1,409)
Gain on the sale of unconsolidated real estate assets	—	(480)
Real estate depreciation and amortization	45,961	55,187
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	779	1,491
FFO attributable to common limited partnership units ("OP Units")	(7,495)	12,599
FFO attributable to redeemable noncontrolling interests	1,265	(1,921)
FFO attributable to common shareholders	$(6,230)	$10,678

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

Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes disposed properties or properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. During the three months ended March 31, 2025, our same store pool decreased to 35 properties from 36 properties due to the sale of 8001 Woodmont. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under-construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same store NOI decreased $3.7 million, or 5.5%, to $63.1 million for the three months ended March 31, 2025 from $66.8 million for the same period in 2024.The decrease was substantially attributable to (i) lower occupancy and higher utilities expense, partially offset by lower real estate taxes in our commercial portfolio and (ii) higher operating expenses, offset by higher rents in our multifamily portfolio.

The following is the reconciliation of net loss attributable to common shareholders to NOI at our share and same store NOI at our share. To conform to the current period presentation, we have included certain other property revenue in the calculation of NOI for the three months ended March 31, 2024 to align with our internal reporting.

	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands)
Net loss attributable to common shareholders	$(45,720)	$(32,276)
Net loss attributable to redeemable noncontrolling interests	(7,978)	(4,534)
Net loss attributable to noncontrolling interests	—	(5,380)
Net loss	(53,698)	(42,190)
Add:
Depreciation and amortization expense	47,587	56,855
General and administrative expense:
Corporate and other	15,557	14,973
Third-party real estate services	16,071	22,327
Transaction and other costs	1,911	1,514
Interest expense	35,200	30,160
Loss on the extinguishment of debt	4,636	—
Impairment loss	8,483	17,211
Income tax benefit	(200)	(1,468)
Less:
Third-party real estate services, including reimbursements revenue	14,914	17,868
Income (loss) from unconsolidated real estate ventures, net	(592)	975
Interest and other income, net	525	2,100
Gain on the sale of real estate, net	537	197
Adjustments:
NOI attributable to unconsolidated real estate ventures at our share	990	3,046
Non-cash rent adjustments (1)	2,439	(1,430)
Other adjustments (2)	1,693	(6,023)
Total adjustments	5,122	(4,407)
NOI at our share	65,285	73,835
Less: out-of-service NOI loss (3) (4)	(2,237)	(3,032)
Operating Portfolio NOI (4)	67,522	76,867
Non-same store NOI (4) (5)	4,445	10,092
Same store NOI (4) (6)	$63,077	$66,775

Change in same store NOI	(5.5%)
Number of properties in same store pool	35
(1)	Adjustment to exclude deferred rent, above/below market lease amortization and lease incentive amortization.
(2)	Adjustment to exclude commercial lease termination revenue, related party management fees, corporate entity activity and inter-segment activity.
(3)	Includes the results of our under-construction asset and assets in the development pipeline.
(4)	Represents amounts at our share.
(5)	Includes the results of properties that were not in-service for the entirety of both periods being compared, including disposed properties, and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(6)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared.

Reportable Segments

Our three operating and reportable segments are multifamily, commercial, and third-party real estate services. We measure and evaluate the performance of our operating segments, with the exception of the third-party real estate services business, based on NOI at our share, which includes our proportionate share of revenue and expenses attributable to real estate ventures.

The following is a summary of NOI at our share for our multifamily and commercial segments:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Multifamily	Commercial	Multifamily	Commercial

	(In thousands, at our share)
Property rental revenue	$54,602	$49,757	$51,731	$63,346
Other property revenue	621	3,736	716	4,092
Total property revenue	55,223	53,493	52,447	67,438
Property expense:
Real estate taxes	5,571	5,592	5,402	7,989
Payroll	3,742	3,007	4,182	3,508
Utilities	3,918	3,402	3,546	3,669
Repairs and maintenance	5,437	4,472	4,363	5,248
Other property operating	3,045	4,148	2,367	4,071
Total property expense	21,713	20,621	19,860	24,485
NOI from reportable segments	$33,510	$32,872	$32,587	$42,953

Comparison of the Three Months Ended March 31, 2025 to 2024

Multifamily: Property revenue increased by $2.8 million, or 5.3%, to $55.2 million in 2025 from $52.4 million in 2024. NOI increased by $923,000, or 2.8%, to $33.5 million in 2025 from $32.6 million in 2024. The increases in property revenue at our share and NOI at our share were primarily due to The Grace and Reva, which we began leasing during the first quarter of 2024, and higher rents across the portfolio, partially offset by a decrease related to the multifamily Disposed Properties.

Commercial: Property revenue decreased by $13.9 million, or 20.7%, to $53.5 million in 2025 from $67.4 million in 2024. NOI decreased by $10.1 million, or 23.5%, to $32.9 million in 2025 from $43.0 million in 2024. The decreases in property revenue at our share and NOI at our share were primarily due to the commercial Disposed Properties, properties taken out of service and lower occupancy across the portfolio.

With respect to the third-party real estate services business, we review revenue streams generated by this segment, excluding reimbursement revenue, as well as the expenses attributable to this segment at our proportionate share, calculated by excluding real estate services revenue from our interests in real estate ventures. The following is a summary of our third-party real estate services business at our share:

	Three Months Ended March 31,
	2025	2024

	(In thousands, at our share)
Property management fees	$3,361	$4,115
Asset management fees	580	924
Development fees	523	238
Leasing fees	654	1,120
Construction management fees	231	384
Other service revenue	1,035	1,001
Third-party real estate services revenue, excluding reimbursements	6,384	7,782
Third-party real estate services expenses, excluding reimbursements	7,236	12,136
Net third-party real estate services, excluding reimbursements	$(852)	$(4,354)

Third-party real estate services revenue, excluding reimbursements, decreased by $1.4 million, or 18.0%, to $6.4 million in 2025 from $7.8 million in 2024. The decrease was primarily due to a $754,000 decrease in property management fees, a $466,000 decrease in leasing fees and a $344,000 decrease in asset management fees. Third-party real estate services expenses, excluding reimbursements, decreased by $4.9 million, or 40.4%, to $7.2 million in 2025 from $12.1 million in 2024. The decrease was primarily due to lower compensation expenses.

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

Mortgage Loans

The following is a summary of mortgage loans:

	Weighted Average
	Effective
	Interest Rate (1)	March 31, 2025	December 31, 2024

		(In thousands)
Variable rate (2)	5.55%	$535,457	$587,254
Fixed rate (3)	5.13%	1,107,376	1,196,479
Mortgage loans		1,642,833	1,783,733
Unamortized deferred financing costs and premium/discount, net		(16,130)	(16,560)
Mortgage loans, net		$1,626,703	$1,767,173
(1)	Weighted average effective interest rate as of March 31, 2025.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.11%, and the weighted average maturity date of the interest rate caps is in the first quarter of 2026. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of March 31, 2025, one-month term Secured Overnight Financing Rate ("SOFR") was 4.32%.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.

As of March 31, 2025 and December 31, 2024, the net carrying value of real estate collateralizing our mortgage loans totaled $1.8 billion and $2.1 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity.

In February 2025, in connection with the sale of 8001 Woodmont, we repaid the related $99.7 million mortgage loan. In March 2025, we entered into a five-year interest-only $258.9 million mortgage loan with a fixed interest rate of 5.03% collateralized by the Ashley and Potomac buildings at RiverHouse Apartments and repaid the outstanding $307.7 million mortgage loan that was collateralized by the Ashley, Potomac and James buildings.

As of March 31, 2025 and December 31, 2024, we had various interest rate swap and cap agreements on certain mortgage loans with an aggregate notional value of $886.7 million and $1.4 billion. See Note 15 to the financial statements for additional information.

Revolving Credit Facility and Term Loans

As of March 31, 2025 and December 31, 2024, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2026, a $400.0 million term loan ("Tranche A-2 Term Loan") maturing in January 2028 and a $120.0 million term loan ("2023 Term Loan") maturing in June 2028. The revolving credit facility has two six-month extension options, and the Tranche A-1 Term Loan has one remaining one-year extension option.

The agreements for our unsecured revolving credit facility and term loans include customary restrictive covenants, that, among other things, restrict our ability to incur additional indebtedness, to engage in material asset sales, mergers, consolidations and acquisitions, and to make capital expenditures, and also include requirements to maintain financial ratios. Our ability to borrow is subject to compliance with these covenants, and failure to comply with our covenants could cause a default, and we may then be required to repay such debt.

The following is a summary of amounts outstanding under the revolving credit facility and term loans:

	Effective
	Interest Rate (1)	March 31, 2025	December 31, 2024

		(In thousands)
Revolving credit facility (2) (3)	5.90%	$162,000	$85,000

Tranche A-1 Term Loan (4)	5.34%	$200,000	$200,000
Tranche A-2 Term Loan (5)	4.20%	400,000	400,000
2023 Term Loan (6)	5.41%	120,000	120,000
Term loans		720,000	720,000
Unamortized deferred financing costs, net		(1,945)	(2,147)
Term loans, net		$718,055	$717,853
(1)	Effective interest rate as of March 31, 2025. The interest rate for our revolving credit facility excludes a 0.20% facility fee.
(2)	As of March 31, 2025, daily SOFR was 4.41%. As of March 31, 2025 and December 31, 2024, letters of credit with an aggregate face amount of $15.2 million were outstanding under our revolving credit facility. On April 1, 2025, the $15.2 million letter of credit was cancelled.
(3)	As of March 31, 2025 and December 31, 2024, excludes $6.6 million and $7.3 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our balance sheets.
(4)	The interest rate swaps fix SOFR at a weighted average interest rate of 4.00% through the extended maturity date of January 2027.
(5)	The interest rate swaps fix SOFR at a weighted average interest rate of 2.81% through the maturity date.
(6)	The interest rate swap fixes SOFR at an interest rate of 4.01% through the maturity date.

Common Shares Repurchased

Our Board of Trustees previously authorized the repurchase of up to $1.5 billion of our outstanding common shares. In February 2025, our Board of Trustees increased our common share repurchase authorization to $2.0 billion. During the three months ended March 31, 2025, we repurchased and retired 12.2 million common shares for $187.5 million, a weighted average purchase price per share of $15.43. During the three months ended March 31, 2024, we repurchased and retired 3.0 million common shares for $49.4 million, a weighted average purchase price per share of $16.50. Since we began the share repurchase program through March 31, 2025, we have repurchased and retired 69.0 million common shares for $1.3 billion, a weighted average purchase price per share of $19.08.

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

Material Cash Requirements

Our material cash requirements for the next 12 months and beyond are to fund:

●	normal recurring expenses;
●	debt service and principal repayment obligations, including balloon payments on maturing mortgage loans — As of March 31, 2025, we had maturities totaling $338.0 million ($305.0 million related to our consolidated entities and $33.0 million related to an unconsolidated real estate venture at our share) scheduled to mature in 2025 and 2026;
●	capital expenditures, including major renovations, tenant improvements and leasing costs — As of March 31, 2025, we had committed tenant-related obligations totaling $32.3 million ($32.2 million related to our consolidated entities and $78,000 related to our unconsolidated real estate ventures at our share);

●	development expenditures — As of March 31, 2025, we had one asset under construction, 2000/2001 South Bell Street, and are building a new amenity hub at 2011 Crystal Drive that, based on our current plans and estimates, require an additional $61.2 million to complete, which we anticipate will be primarily expended over the next year;
●	dividends to shareholders and distributions to holders of OP Units and LTIP Units — On April 24, 2025, our Board of Trustees declared a quarterly dividend of $0.175 per common share;
●	possible common share repurchases; and
●	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests.

We expect to satisfy these needs using one or more of the following:

●	cash and cash equivalents — As of March 31, 2025, we had cash and cash equivalents of $81.3 million;
●	cash flows from operations;
●	distributions from real estate ventures;
●	borrowing capacity under our revolving credit facility — As of March 31, 2025, we had $572.8 million of undrawn capacity under our revolving credit facility;
●	proceeds from financings, joint venture capital, asset sales and recapitalizations; and
●	proceeds from the issuance of securities.

During the three months ended March 31, 2025, there were no significant changes to the material cash requirements information presented in Item 7 of Part II of our Annual Report.

See additional information in the following pages under "Commitments and Contingencies."

Summary of Cash Flows

The following summary discussion of our cash flows is based on our statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$12,935	$37,043
Net cash provided by investing activities	161,314	123,602
Net cash used in financing activities	(237,106)	(100,820)

Cash Flows for the Three Months Ended March 31, 2025

Cash and cash equivalents, and restricted cash decreased $62.9 million to $120.3 million as of March 31, 2025, compared to $183.2 million as of December 31, 2024. This decrease resulted from $237.1 million of net cash used in financing activities, partially offset by $161.3 million of net cash provided by investing activities and $12.9 million of net cash provided by operating activities. Our outstanding debt was $2.5 billion and $2.6 billion as of March 31, 2025 and December 31, 2024.

Net cash provided by operating activities of $12.9 million comprised: (i) $21.5 million of net income (before $75.7 million of non-cash items and a $537,000 gain on the sale of real estate) and (ii) $390,000 of return on capital from unconsolidated real estate ventures, partially offset by (iii) $9.0 million of net change in operating assets and liabilities. Non-cash income adjustments of $75.7 million primarily include depreciation and amortization expense, impairment loss, share-based compensation expense, loss on the extinguishment of debt and amortization of lease incentives.

Net cash provided by investing activities of $161.3 million primarily comprised: (i) $188.8 million of proceeds from the sale of real estate, partially offset by (ii) $29.1 million of development costs, construction in progress and real estate additions.

Net cash used in financing activities of $237.1 million primarily comprised: (i) $408.0 million of repayments of mortgage loans, (ii) $147.6 million of common shares repurchased, (iii) $120.0 million of repayments on the revolving credit facility, and (iv) $14.8 million of dividends paid to common shareholders, partially offset by (v) $265.2 million of borrowings under mortgage loans and (vi) $197.0 million of borrowings under the revolving credit facility.

Unconsolidated Real Estate Ventures

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of March 31, 2025, we had investments in unconsolidated real estate ventures totaling $92.8 million. For these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.

From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (i) guarantee portions of the principal, interest and other amounts in connection with borrowings, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings or (iii) provide guarantees to lenders and other third parties for the completion and stabilization of development projects. We customarily have agreements with our outside venture partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. At times, we also have agreements with certain of our outside venture partners whereby we agree to either indemnify the partners and/or the associated ventures with respect to certain contingent liabilities associated with operating assets or to reimburse our partner for its share of any payments made by them under certain guarantees. Guarantees (excluding environmental) customarily terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. Amounts that we may be required to pay in future periods in relation to guarantees associated with budget overruns or operating losses are not estimable. As of March 31, 2025, we had no principal payment guarantees related to our unconsolidated real estate ventures.

As of March 31, 2025, we had additional capital commitments totaling $8.0 million related to our investments in real estate-focused technology companies.

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

Construction Commitments

As of March 31, 2025, we had one asset under construction, 2000/2001 South Bell Street, and are building a new amenity hub at 2011 Crystal Drive that, based on our current plans and estimates, require an additional $61.2 million to complete, which we anticipate will be primarily expended over the next year. These capital expenditures are generally due as the work is performed, and we expect to finance them primarily with debt proceeds.

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

Other

As of March 31, 2025, we had committed tenant-related obligations totaling $32.3 million ($32.2 million related to our consolidated entities and $78,000 related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

With respect to borrowings of our consolidated entities, we may agree to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion and stabilization of development projects. As of March 31, 2025, we had no debt principal payment guarantees related to our consolidated real estate assets.

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

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any conditions identified by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 17 to the financial statements, environmental liabilities totaled $17.5 million as of March 31, 2025 and December 31, 2024, and are included in "Other liabilities, net" in our balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following is a summary of our annual exposure to a change in interest rates:

	March 31, 2025			December 31, 2024
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgage loans:
Variable rate (1)	$535,457	5.55%	$3,224	$587,254	5.58%
Fixed rate (2)	1,107,376	5.13%	—	1,196,479	4.79%
	$1,642,833		$3,224	$1,783,733
Revolving credit facility and term loans:
Revolving credit facility (3)	$162,000	5.90%	$1,643	$85,000	5.98%
Tranche A-1 Term Loan (4)	200,000	5.34%	—	200,000	5.34%
Tranche A-2 Term Loan (4)	400,000	4.20%	—	400,000	4.20%
2023 Term Loan (4)	120,000	5.41%	—	120,000	5.41%
	$882,000		$1,643	$805,000
Pro rata share of debt of unconsolidated real estate ventures (contractual balances):
Variable rate (1)	$35,000	5.67%	$355	$35,000	5.68%
Fixed rate (2)	33,000	4.13%	—	33,000	4.13%
	$68,000		$355	$68,000

(1)	Includes variable rate mortgage loans with interest rate cap agreements. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of March 31, 2025, one-month term SOFR was 4.32%. The impact of these interest rate caps is reflected in our calculation of the annual effect of a 1% change in base rates, as applicable.
(2)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(3)	As of March 31, 2025, daily SOFR was 4.41%. The interest rate for our revolving credit facility excludes a 0.20% facility fee.
(4)	As of March 31, 2025 and December 31, 2024, the outstanding balance was fixed by interest rate swap agreements. The interest rate swaps fix SOFR at a weighted average interest rate of 4.00% for the Tranche A-1 Term Loan, 2.81% for the Tranche A-2 Term Loan and 4.01% for the 2023 Term Loan. See Note 7 to the financial statements for additional information.

The fair value of our mortgage loans is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of March 31, 2025 and December 31, 2024, the estimated fair value of our consolidated debt was $2.5 billion and $2.6 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

As of March 31, 2025 and December 31, 2024, we had interest rate swap and cap agreements with an aggregate notional value of $1.4 billion and $2.0 billion, which were designated as effective hedges. The fair value of our interest rate swaps and caps designated as effective hedges primarily consisted of assets totaling $14.5 million and $23.4 million as of March 31, 2025 and December 31, 2024, included in "Other assets, net" in our balance sheets, and liabilities totaling $4.3 million and $90,000 as of March 31, 2025 and December 31, 2024, included in "Other liabilities, net" in our balance sheets.

Non-Designated Derivatives

Certain derivative financial instruments, consisting of interest rate cap agreements, do not meet the accounting requirements to be classified as hedging instruments. These derivatives are carried at their estimated fair value on a recurring basis with realized and unrealized gains (losses) recorded in "Interest expense" in our statements of operations. As of March 31, 2025 and December 31, 2024, we had various interest rate cap agreements with an aggregate notional value of $167.5 million, which were non-designated derivatives. The fair value of our interest rate cap agreements, which were non-designated derivatives, consisted of assets totaling $1.4 million and $2.3 million as of March 31, 2025 and December 31, 2024, included in "Other assets, net" in our balance sheets, and liabilities totaling $1.4 million and $2.3 million as of March 31, 2025 and December 31, 2024, included in "Other liabilities, net" in our balance sheets.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.

(c)	Purchases of equity securities by the issuer and affiliated purchasers:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under the Plan Or Programs
January 1, 2025 - January 31, 2025	1,414,534	$15.17	1,414,534	$350,135,006
February 1, 2025 - February 28, 2025	2,042,798	15.25	2,042,798	818,975,748
March 1, 2025 - March 31, 2025	8,696,653	15.51	8,696,653	684,098,177
Total for the three months ended March 31, 2025	12,153,985	15.43	12,153,985
Program total since inception in March 2020	68,955,331	19.08	68,955,331

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended March 31, 2025, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

2025 Annual Meeting Voting Results

On April 24, 2025, we held our 2025 Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, our shareholders voted on the (i) election of 10 trustees to our Board of Trustees (the "Board") to serve until our 2026 annual meeting of shareholders, (ii) approval, on a non-binding advisory basis, of the compensation of the named executive officers and (iii) ratification of the appointment of Deloitte & Touche LLP ("Deloitte") as our independent registered public accounting firm for the fiscal year ending December 31, 2025. The proposals are described in detail in our Proxy Statement for the Annual Meeting, which was filed with the SEC on March 12, 2025. The final voting results for each proposal are set forth below.

Proposal 1: Election of Trustees

At the Annual Meeting, our shareholders elected 10 trustees to our Board to serve until the 2026 annual meeting of shareholders and until their respective successors have been duly elected and qualified. The table below sets forth the voting results for each trustee nominee:

Nominee	Votes For	Votes Against	Abstentions	Broker Non-Votes
Phyllis R. Caldwell	62,583,890	227,903	1,760,061	6,295,715
Scott A. Estes	62,755,239	74,259	1,742,356	6,295,715
Alan S. Forman	58,686,339	4,143,166	1,742,349	6,295,715
Michael J. Glosserman	62,783,511	45,246	1,743,097	6,295,715
W. Matthew Kelly	62,791,506	37,741	1,742,607	6,295,715
Alisa M. Mall	59,648,562	3,180,692	1,742,600	6,295,715
Carol A. Melton	62,591,070	219,661	1,761,123	6,295,715
William J. Mulrow	61,724,644	1,103,556	1,743,654	6,295,715
D. Ellen Shuman	59,647,139	3,182,141	1,742,574	6,295,715
Robert A. Stewart	62,565,227	234,648	1,771,979	6,295,715

Proposal 2: Advisory Vote on Executive Compensation

At the Annual Meeting, our shareholders voted affirmatively on a non-binding resolution to approve the compensation of our named executive officers. The table below sets forth the voting results for this proposal:

Votes For	Votes Against	Abstentions	Broker Non-Votes
50,415,694	12,363,750	1,792,410	6,295,715

Proposal 3: Ratification of the Appointment of Independent Registered Public Accounting Firm

At the Annual Meeting, our shareholders ratified the appointment of Deloitte to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2025. The table below sets forth the voting results for this proposal:

Votes For	Votes Against	Abstentions
67,927,870	1,166,652	1,773,047

ITEM 6. EXHIBITS

(a) Exhibit Index

Exhibits	Description
3.1	Declaration of Trust of JBG SMITH Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 21, 2017).
3.2	Articles Supplementary to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 6, 2018).
3.3	Articles of Amendment to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed on May 3, 2018).
3.4	Second Amended and Restated Bylaws of JBG SMITH Properties, effective August 3, 2023 (incorporated by reference to Exhibit 3.4 in our Current Report on Form 10-Q, filed on August 8, 2023).
10.1**†	Form of 2025 AO LTIP Unit Agreement.
10.2**†	Form of 2025 JBG SMITH Properties Performance LTIP Unit Agreement.
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
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

JBG SMITH Properties

Date:	April 29, 2025	/s/ M. Moina Banerjee
M. Moina Banerjee
Chief Financial Officer
(Principal Financial Officer)

JBG SMITH Properties

Date:	April 29, 2025	/s/ Angela Valdes
Angela Valdes
Chief Accounting Officer
(Principal Accounting Officer)