Form 10-Q
period 2025-06-30
JBG SMITH Properties
filed 2025-07-29
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 25, 2025, JBG SMITH Properties had 61,724,341 common shares outstanding.

JBG SMITH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2025

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value amounts)

	June 30, 2025	December 31, 2024
ASSETS
Real estate, at cost:
Land and improvements	$995,504	$1,109,172
Buildings and improvements	3,860,105	4,083,937
Construction in progress, including land	340,944	338,333
	5,196,553	5,531,442
Less: accumulated depreciation	(1,420,865)	(1,419,983)
Real estate, net	3,775,688	4,111,459
Cash and cash equivalents	61,432	145,804
Restricted cash	29,530	37,388
Tenant and other receivables	21,372	23,478
Deferred rent receivable	175,709	170,153
Investments in unconsolidated real estate ventures	93,859	93,654
Deferred leasing costs, net	70,684	69,821
Intangible assets, net	52,863	47,000
Other assets, net	117,076	131,318
Assets held for sale	151,082	190,465
TOTAL ASSETS	$4,549,295	$5,020,540

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans, net	$1,540,670	$1,767,173
Revolving credit facility	226,000	85,000
Term loans, net	718,252	717,853
Accounts payable and accrued expenses	81,312	101,096
Other liabilities, net	116,109	115,827
Liabilities related to assets held for sale	956	901
Total liabilities	2,683,299	2,787,850
Commitments and contingencies
Redeemable noncontrolling interests	543,203	423,632
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized; none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 61,945 and 84,500 shares issued and outstanding as of June 30, 2025 and December 31, 2024	620	846
Additional paid-in capital	2,397,255	2,790,403
Accumulated deficit	(1,074,678)	(997,283)
Accumulated other comprehensive income (loss)	(404)	15,092
Total equity	1,322,793	1,809,058
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$4,549,295	$5,020,540

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE
Property rental	$106,509	$112,536	$208,008	$235,172
Third-party real estate services, including reimbursements	14,805	17,397	29,719	35,265
Other revenue	5,165	5,387	9,438	10,067
Total revenue	126,479	135,320	247,165	280,504
EXPENSES
Depreciation and amortization	47,560	51,306	95,147	108,161
Property operating	34,875	36,254	68,312	71,533
Real estate taxes	12,651	14,399	24,823	28,194
General and administrative:
Corporate and other	16,720	17,001	32,277	31,974
Third-party real estate services	13,562	18,650	29,633	40,977
Transaction and other costs	2,846	824	4,757	2,338
Total expenses	128,214	138,434	254,949	283,177
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate ventures, net	1,091	(226)	499	749
Interest and other income, net	698	3,432	1,223	5,532
Interest expense	(35,571)	(31,973)	(70,771)	(62,133)
Gain on the sale of real estate, net	41,832	89	42,369	286
Gain (loss) on the extinguishment of debt, net	2,234	—	(2,402)	—
Impairment loss	(31,813)	(1,025)	(40,296)	(18,236)
Total other income (expense)	(21,529)	(29,703)	(69,378)	(73,802)
LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT	(23,264)	(32,817)	(77,162)	(76,475)
Income tax (expense) benefit	83	(597)	283	871
NET LOSS	(23,181)	(33,414)	(76,879)	(75,604)
Net loss attributable to redeemable noncontrolling interests	3,940	3,454	11,918	7,988
Net loss attributable to noncontrolling interests	—	5,587	—	10,967
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(19,241)	$(24,373)	$(64,961)	$(56,649)
LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.29)	$(0.27)	$(0.87)	$(0.63)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	68,287	91,030	74,867	91,832

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET LOSS	$(23,181)	$(33,414)	$(76,879)	$(75,604)
OTHER COMPREHENSIVE INCOME (LOSS)
Change in fair value of derivative financial instruments	(3,447)	8,020	(12,612)	32,860
Reclassification of net income on derivative financial instruments from accumulated other comprehensive income (loss) into interest expense	(4,668)	(10,471)	(6,330)	(20,892)
Total other comprehensive income (loss)	(8,115)	(2,451)	(18,942)	11,968
COMPREHENSIVE LOSS	(31,296)	(35,865)	(95,821)	(63,636)
Net loss attributable to redeemable noncontrolling interests	3,940	3,454	11,918	7,988
Net loss attributable to noncontrolling interests	—	5,587	—	10,967
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	1,562	434	3,446	(1,592)
Other comprehensive income attributable to noncontrolling interests	—	(505)	—	(1,588)
COMPREHENSIVE LOSS ATTRIBUTABLE TO JBG SMITH PROPERTIES	$(25,794)	$(26,895)	$(80,457)	$(47,861)

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
BALANCE AS OF MARCH 31, 2025	73,033	$731	$2,607,115	$(1,043,003)	$6,149	$—	$1,570,992
Net loss attributable to common shareholders	—	—	—	(19,241)	—	—	(19,241)
Redemption of common limited partnership units ("OP Units") for common shares	65	1	1,134	—	—	—	1,135
Common shares repurchased	(11,175)	(112)	(185,001)	—	—	—	(185,113)
Common shares issued pursuant to employee incentive compensation plan and Employee Share Purchase Plan ("ESPP")	22	—	680	—	—	—	680
Dividends declared on common shares ($0.175 per common share)	—	—	—	(12,434)	—	—	(12,434)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	(26,673)	—	1,562	—	(25,111)
Total other comprehensive loss	—	—	—	—	(8,115)	—	(8,115)
BALANCE AS OF JUNE 30, 2025	61,945	$620	$2,397,255	$(1,074,678)	$(404)	$—	$1,322,793

BALANCE AS OF MARCH 31, 2024	91,819	$919	$2,941,724	$(825,304)	$31,352	$24,658	$2,173,349
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(24,373)	—	(5,587)	(29,960)
Redemption of OP Units for common shares	157	2	2,339	—	—	—	2,341
Common shares repurchased	(4,693)	(47)	(68,667)	—	—	—	(68,714)
Common shares issued pursuant to employee incentive compensation plan and ESPP	23	—	737	—	—	—	737
Dividends declared on common shares ($0.175 per common share)	—	—	—	(16,105)	—	—	(16,105)
Acquisition of noncontrolling interests	—	—	(21,893)	—	—	(4,693)	(26,586)
Contributions from noncontrolling interests, net	—	—	—	—	—	53	53
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	1,484	—	434	—	1,918
Total other comprehensive loss	—	—	—	—	(2,451)	—	(2,451)
Other comprehensive income attributable to noncontrolling interests	—	—	—	—	(505)	505	—
BALANCE AS OF JUNE 30, 2024	87,306	$874	$2,855,724	$(865,782)	$28,830	$14,936	$2,034,582

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
BALANCE AS OF DECEMBER 31, 2024	84,500	$846	$2,790,403	$(997,283)	$15,092	$—	$1,809,058
Net loss attributable to common shareholders	—	—	—	(64,961)	—	—	(64,961)
Redemption of OP Units for common shares	712	8	10,846	—	—	—	10,854
Common shares repurchased	(23,329)	(234)	(372,614)	—	—	—	(372,848)
Common shares issued pursuant to employee incentive compensation plan and ESPP	62	—	1,244	—	—	—	1,244
Dividends declared on common shares ($0.175 per common share)	—	—	—	(12,434)	—	—	(12,434)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	(32,624)	—	3,446	—	(29,178)
Total other comprehensive loss	—	—	—	—	(18,942)	—	(18,942)
BALANCE AS OF JUNE 30, 2025	61,945	$620	$2,397,255	$(1,074,678)	$(404)	$—	$1,322,793

BALANCE AS OF DECEMBER 31, 2023	94,309	$944	$2,978,852	$(776,962)	$20,042	$28,973	$2,251,849
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(56,649)	—	(10,967)	(67,616)
Redemption of OP Units for common shares	625	7	10,209	—	—	—	10,216
Common shares repurchased	(7,686)	(77)	(118,081)	—	—	—	(118,158)
Common shares issued pursuant to employee incentive compensation plan and ESPP	58	—	1,326	—	—	—	1,326
Dividends declared on common shares ($0.35 per common share)	—	—	—	(32,171)	—	—	(32,171)
Acquisition of noncontrolling interests	—	—	(21,893)	—	—	(4,693)	(26,586)
Contributions from noncontrolling interests, net	—	—	—	—	—	35	35
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	5,311	—	(1,592)	—	3,719
Total other comprehensive income	—	—	—	—	11,968	—	11,968
Other comprehensive income attributable to noncontrolling interests	—	—	—	—	(1,588)	1,588	—
BALANCE AS OF JUNE 30, 2024	87,306	$874	$2,855,724	$(865,782)	$28,830	$14,936	$2,034,582

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(76,879)	$(75,604)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	14,887	21,029
Depreciation and amortization expense, including amortization of deferred financing costs	98,829	111,444
Deferred rent	(5,544)	(10,197)
Income from unconsolidated real estate ventures, net	(499)	(749)
Amortization of market lease intangibles, net	(34)	114
Amortization of lease incentives	6,940	3,437
Loss on the extinguishment of debt, net	5,053	—
Impairment loss	40,296	18,236
Gain on the sale of real estate, net	(42,369)	(286)
Loss on operating lease and other receivables	957	1,571
(Income) loss from investments, net	270	(697)
Return on capital from unconsolidated real estate ventures	864	1,680
Other non-cash items	2,148	2,515
Changes in operating assets and liabilities:
Tenant and other receivables	1,104	11,246
Other assets, net	(1,915)	1,225
Accounts payable and accrued expenses	(12,213)	(19,575)
Other liabilities, net	(143)	(4,576)
Net cash provided by operating activities	31,752	60,813
INVESTING ACTIVITIES
Development costs, construction in progress and real estate additions	(62,417)	(113,437)
Acquisition of real estate	(42,713)	—
Proceeds from the sale of real estate	381,607	12,410
Proceeds from derivative financial instruments	4,967	2,941
Payments on derivative financial instruments	(7,995)	—
Distributions of capital from unconsolidated real estate ventures and other investments	701	163,875
Investments in unconsolidated real estate ventures and other investments	(3,426)	(3,797)
Net cash provided by investing activities	270,724	61,992
FINANCING ACTIVITIES
Borrowings under mortgage loans	275,027	89,578
Borrowings under revolving credit facility	631,000	173,000
Repayments of mortgage loans	(505,897)	(1,560)
Repayments of revolving credit facility	(490,000)	(195,000)
Proceeds from derivative financial instruments	7,835	—
Payments on derivative financial instruments	(2,161)	(2,941)
Debt issuance and modification costs	(5,207)	(49)
Acquisition of noncontrolling interests	—	(26,569)
Proceeds from common shares issued pursuant to ESPP	487	591
Common shares repurchased	(372,848)	(116,358)
Dividends paid to common shareholders	(27,221)	(32,171)
Distributions to redeemable noncontrolling interests	(5,721)	(5,840)
Proceeds from the sale of interest in consolidated real estate venture	100,000	—
Distributions to noncontrolling interests	—	(25)
Net cash used in financing activities	(394,706)	(117,344)

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(92,230)	$5,461
Cash and cash equivalents, and restricted cash, beginning of period	183,192	200,441
Cash and cash equivalents, and restricted cash, end of period	$90,962	$205,902

CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD
Cash and cash equivalents	$61,432	$163,536
Restricted cash	29,530	42,366
Cash and cash equivalents, and restricted cash	$90,962	$205,902

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION
Cash paid for interest (net of capitalized interest of $3,128 and $4,211 in 2025 and 2024)	$62,995	$52,747
Accrued capital expenditures included in accounts payable and accrued expenses	36,479	64,521
Write-off of fully depreciated assets	17,805	18,635
Redemption of OP Units for common shares	10,854	10,216
Redeemable noncontrolling interests redemption value adjustment	32,624	(5,311)
Derecognition of operating lease right-of-use asset	—	13,724
Derecognition of liabilities related to operating lease right-of-use asset	—	13,724
Cash paid for amounts included in the measurement of lease liabilities for operating leases	3,329	6,331

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Organization and Basis of Presentation

Organization

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust, owns, operates and develops mixed-use properties concentrated in amenity-rich, Metro-served submarkets in and around Washington, D.C., most notably National Landing, that we believe have long-term growth potential and appeal to residential, office and retail tenants. Through an intense focus on placemaking, JBG SMITH cultivates vibrant, highly amenitized, walkable neighborhoods throughout the Washington, D.C. metropolitan area. Approximately 75.0% of our holdings are in the National Landing submarket in Northern Virginia, which is anchored by four key demand drivers: Amazon.com, Inc.'s headquarters; Virginia Tech's $1 billion Innovation Campus; proximity to the Pentagon; and our placemaking initiatives and public infrastructure improvements. In addition, our third-party real estate services business provides fee-based real estate services to third parties, including the legacy funds formerly organized by The JBG Companies ("JBG") (the "JBG Legacy Funds").

Substantially all our assets are held by, and our operations are conducted through JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of June 30, 2025, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 81.5% of its OP Units, after giving effect to the conversion of certain vested long-term incentive partnership units ("LTIP Units") that are convertible into OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our 10.0% subordinated interest in one commercial building and our 33.5% subordinated interest in four commercial buildings (the "Fortress Assets"), as well as the associated non-recourse mortgage loans, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures, and we have not guaranteed their obligations or otherwise committed to providing financial support.

As of June 30, 2025, our Operating Portfolio consisted of 38 operating assets comprising 15 multifamily assets totaling 6,596 units (6,410 units at our share), 21 commercial assets totaling 7.0 million square feet (6.6 million square feet at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have one under-construction multifamily asset with 355 units (355 units at our share) and 19 assets in the development pipeline totaling 10.7 million square feet (8.7 million square feet at our share) of estimated potential development density.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission ("SEC") on February 18, 2025 ("Annual Report").

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of June 30, 2025 and December 31, 2024, and for the three and six months ended June 30, 2025 and 2024. References to our balance sheets refer to our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. References to our statements of operations refer to our condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024. References to our statements of comprehensive loss refer to our condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2025 and 2024.

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

3.Acquisition, Dispositions and Assets Held for Sale

Acquisition

In May 2025, we acquired Tysons Dulles Plaza, a 491,494-square-foot commercial asset in Tysons, Virginia, through a reverse like-kind exchange agreement pursuant to Section 1031 of the Code (a "Reverse 1031 Exchange") with a third-party intermediary, for $42.3 million, exclusive of $413,000 of transaction costs that were capitalized as part of the acquisition. See Note 5 for additional information.

Dispositions

The following is a summary of activity for the six months ended June 30, 2025:

					Gain (Loss)
			Gross	Cash	on the Sale
			Sales	Proceeds	of Real
Date Disposed	Assets	Segment	Price	from Sale	Estate

			(In thousands)
June 25, 2025	WestEnd25 (1)	Multifamily	$186,000	$181,098	$42,374
June 20, 2025	Development Parcel	Other	11,000	10,355	(539)
February 19, 2025	8001 Woodmont (2)	Multifamily	194,000	188,779	(840)
	Other (3)				1,374
					$42,369

(1)	In connection with the sale, we repaid the related $97.5 million mortgage loan and terminated the related interest rate swap resulting in a $2.2 million gain, which was included in "Gain (loss) on the extinguishment of debt, net" in our statements of operations for the three and six months ended June 30, 2025.
(2)	In connection with the sale, we repaid the related $99.7 million mortgage loan.
(3)	Related to prior year dispositions.

In May 2025, we sold a 40.0% noncontrolling interest in a real estate venture that owns West Half, a multifamily asset in Washington, D.C., for $100.0 million. See Note 9 for additional information.

On July 10, 2025, we sold The Batley, a multifamily asset in Washington, D.C. which was classified as held for sale as of June 30, 2025, for a gross sales price of $155.0 million.

Assets Held for Sale

The following is a summary of assets held for sale as of June 30, 2025:

					Liabilities Related
			Number of	Assets Held	to Assets Held
Assets	Segment	Location	Units	for Sale	for Sale
				(In thousands)
The Batley (1)	Multifamily	Washington, D.C.	432	$151,082	$956
(1)	This asset was sold in July 2025.

4.Investments in Unconsolidated Real Estate Ventures

The following is a summary of the composition of our investments in unconsolidated real estate ventures:

	Effective
	Ownership
Real Estate Venture	Interest (1)	June 30, 2025	December 31, 2024

		(In thousands)
J.P. Morgan Global Alternatives ("J.P. Morgan") (2)	50.0%	$74,447	$74,188
4747 Bethesda Venture	20.0%	9,621	10,813
Brandywine Realty Trust	30.0%	6,962	6,954
Other		2,829	1,699
Total investments in unconsolidated real estate ventures (3) (4)		$93,859	$93,654
(1)	Reflects our effective ownership interests as of June 30, 2025. We have multiple investments with certain venture partners in the underlying real estate.
(2)	J.P. Morgan is the advisor for an institutional investor.
(3)	Excludes our 10.0% subordinated interest in one commercial building and the Fortress Assets. See Note 1 for more information. Also, excludes our interest in an investment in the real estate venture that owns 1101 17th Street for which we have discontinued applying the equity method of accounting since June 30, 2018 because we received distributions in excess of our contributions and share of earnings, which reduced our investment to zero; further, we are not obligated to provide for losses, have not guaranteed its obligations or otherwise committed to provide financial support.
(4)	As of June 30, 2025 and December 31, 2024, our total investments in unconsolidated real estate ventures were greater than our share of the net book value of the underlying assets by $11.1 million and $10.6 million, resulting principally from our zero-investment balance in certain real estate ventures and capitalized interest.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $2.7 million and $5.6 million for the three and six months ended June 30, 2025, and $4.1 million and $8.7 million for the three and six months ended June 30, 2024.

The following is a summary of the debt of our unconsolidated real estate ventures:

	Weighted
	Average Effective
	Interest Rate (1)	June 30, 2025	December 31, 2024

		(In thousands)
Variable rate (2)	5.66%	$235,000	$175,000
Fixed rate (3)	—	—	60,000
Mortgage loans		235,000	235,000
Unamortized deferred financing costs and premium / discount, net		(4,431)	(5,795)
Mortgage loans, net (4)		$230,569	$229,205
(1)	Weighted average effective interest rate as of June 30, 2025.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. The $60.0 million mortgage loan collateralized by 1101 17th Street matured on June 13, 2025, and is under a forbearance agreement through August 14, 2025.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(4)	See Note 17 for additional information on guarantees of the debt of certain of our unconsolidated real estate ventures.

The following is a summary of financial information for our unconsolidated real estate ventures:

	June 30, 2025	December 31, 2024

	(In thousands)
Combined balance sheet information: (1)
Real estate, net	$421,136	$424,170
Other assets, net	62,221	64,478
Total assets	$483,357	$488,648

Mortgage loans, net	$230,569	$229,205
Other liabilities, net	23,777	27,019
Total liabilities	254,346	256,224
Total equity	229,011	232,424
Total liabilities and equity	$483,357	$488,648

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Combined income statement information: (1) (2)
Total revenue	$8,266	$7,912	$16,578	$21,194
Operating income (3)	5,285	1,414	6,648	5,938
Net income (loss) (3)	1,340	(2,511)	(1,087)	(1,867)
(1)	Excludes amounts related to the Fortress Assets and one commercial building in which we have a 10.0% subordinated interest.
(2)	Excludes amounts related to The Foundry and the L'Enfant Plaza assets as we discontinued applying the equity method of accounting after September 30, 2023 and September 30, 2022. In April 2024, the lender foreclosed on the mortgage loan secured by The Foundry and took possession of the property. In October 2024, the lender foreclosed on the mortgage loan secured by the L’Enfant Plaza assets and took possession of the properties.
(3)	Includes a $3.0 million gain for the three and six months ended June 30, 2025 related to a prior year disposition. Includes the gain on the sale of Central Place Tower of $894,000 for the six months ended June 30, 2024.

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

Unconsolidated VIEs

As of June 30, 2025 and December 31, 2024, we had interests in entities deemed to be VIEs. Although we may be responsible for managing the day-to-day operations of these investees, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. We account for our investment in these entities under the equity method. As of June 30, 2025 and December 31, 2024, the net carrying amounts of our investment in these entities were $82.2 million and $82.0 million, which were included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs was included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees. See Note 17 for additional information.

Consolidated VIEs

JBG SMITH LP is our most significant consolidated VIE. We hold 81.5% of the limited partnership interest in JBG SMITH LP, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management. The noncontrolling interests of JBG SMITH LP do not have substantive liquidation rights, substantive kick-out rights without cause or substantive participating rights that could be exercised by a simple majority of noncontrolling interest limited partners (including by such a limited partner unilaterally). Because the noncontrolling interest holders do not have these rights, JBG SMITH LP is a VIE. As general partner, we have the power to direct the activities of JBG SMITH LP that most significantly affect its economic performance, and through our majority interest, we have both the right to receive benefits from and the obligation to absorb losses of JBG SMITH LP. Accordingly, we are the primary beneficiary of JBG SMITH LP and consolidate it in our financial statements. Because we conduct our business through JBG SMITH LP, its total assets and liabilities comprise substantially all our consolidated assets and liabilities.

In conjunction with the acquisition of Tysons Dulles Plaza in May 2025, we entered into a Reverse 1031 Exchange with a third-party intermediary, which, for a maximum of 180 days, allows us to defer for tax purposes, gains on the sale of other properties identified and sold within this period. Until the earlier of the termination of the exchange agreement or 180 days after the acquisition date, the third-party intermediary is the legal owner of the entity that owns this property. The agreement that governs the operations of this entity provides us with the power to direct the activities that most significantly impact the entity's economic performance. This entity is deemed a VIE as of June 30, 2025 primarily because it may not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. We determined that we are the primary beneficiary of the VIE as a result of having the power to direct the activities that most significantly impact its economic performance and the obligation to absorb losses, as well as the right to receive benefits that could be potentially significant to the VIE. Accordingly, we consolidated the property and its operations as of the acquisition date. As of June 30, 2025, the VIE had total assets, primarily consisting of real estate, and liabilities of $45.4 million and $3.6 million. Legal ownership of this entity was transferred to us by the third-party intermediary in July 2025.

6.Other Assets, Net

The following is a summary of other assets, net:

	June 30, 2025	December 31, 2024

	(In thousands)
Prepaid expenses	$8,999	$10,834
Derivative financial instruments, at fair value	14,515	25,682
Deferred financing costs, net	5,821	7,280
Operating lease right-of-use assets	42,786	44,034
Investments in funds (1)	28,420	27,665
Other investments (2)	3,359	3,237
Other	13,176	12,586
Total other assets, net	$117,076	$131,318
(1)	Consists of investments in real estate-focused technology companies, which are recorded at their fair value based on their reported net asset value. During the three and six months ended June 30, 2025, unrealized gains (losses) related to these investments were $242,000 and $(283,000). During the three and six months ended June 30, 2024, unrealized gains related to these investments were $797,000 and $1.3 million. During the three and six months ended June 30, 2025, realized gains (losses) related to these investments were $(144,000) and $0. During the three and six months ended June 30, 2024, realized losses related to these investments were $183,000 and $622,000. Unrealized and realized gains (losses) were included in "Interest and other income, net" in our statements of operations.
(2)	Primarily consists of equity investments that are carried at cost.

7.Debt

Mortgage Loans

The following is a summary of mortgage loans:

	Weighted Average
	Effective
	Interest Rate (1)	June 30, 2025	December 31, 2024

		(In thousands)
Variable rate (2)	5.57%	$545,900	$587,254
Fixed rate (3)	5.22%	1,009,519	1,196,479
Mortgage loans		1,555,419	1,783,733
Unamortized deferred financing costs and premium / discount, net		(14,749)	(16,560)
Mortgage loans, net		$1,540,670	$1,767,173
(1)	Weighted average effective interest rate as of June 30, 2025.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.15%, and the weighted average maturity date of the interest rate caps is in the second quarter of 2026. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of June 30, 2025, one-month term Secured Overnight Financing Rate ("SOFR") was 4.32%.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.

As of June 30, 2025 and December 31, 2024, the net carrying value of real estate collateralizing our mortgage loans totaled $1.7 billion and $2.1 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity.

In June 2025, in connection with the sale of WestEnd25, we repaid the related $97.5 million mortgage loan. In February 2025, in connection with the sale of 8001 Woodmont, we repaid the related $99.7 million mortgage loan.

In March 2025, we entered into a five-year interest-only $258.9 million mortgage loan with a fixed interest rate of 5.03% collateralized by the Ashley and Potomac buildings at RiverHouse Apartments and repaid the outstanding $307.7 million mortgage loan that was collateralized by the Ashley, Potomac and James buildings.

As of June 30, 2025 and December 31, 2024, we had various interest rate swap and cap agreements on certain mortgage loans with an aggregate notional value of $799.1 million and $1.4 billion. See Note 15 for additional information.

Revolving Credit Facility and Term Loans

As of June 30, 2025 and December 31, 2024, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2026, a $400.0 million term loan ("Tranche A-2 Term Loan") maturing in January 2028 and a $120.0 million term loan ("2023 Term Loan") maturing in June 2028. The revolving credit facility has two six-month extension options, and the Tranche A-1 Term Loan has one remaining one-year extension option.

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

The following is a summary of amounts outstanding under the revolving credit facility and term loans:

	Effective
	Interest Rate (1)	June 30, 2025	December 31, 2024

		(In thousands)
Revolving credit facility (2) (3)	6.04%	$226,000	$85,000

Tranche A-1 Term Loan (4)	5.44%	$200,000	$200,000
Tranche A-2 Term Loan (5)	4.30%	400,000	400,000
2023 Term Loan (6)	5.51%	120,000	120,000
Term loans		720,000	720,000
Unamortized deferred financing costs, net		(1,748)	(2,147)
Term loans, net		$718,252	$717,853
(1)	Effective interest rate as of June 30, 2025. The interest rate for our revolving credit facility excludes a 0.20% facility fee.
(2)	As of June 30, 2025, daily SOFR was 4.45%. As of December 31, 2024, a $15.2 million letter of credit was outstanding under our revolving credit facility, which was cancelled on April 1, 2025.
(3)	As of June 30, 2025 and December 31, 2024, excludes $5.8 million and $7.3 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our balance sheets.
(4)	The interest rate swaps fix SOFR at a weighted average interest rate of 4.00% through the extended maturity date of January 2027.
(5)	The interest rate swaps fix SOFR at a weighted average interest rate of 2.81% through the maturity date.
(6)	The interest rate swap fixes SOFR at an interest rate of 4.01% through the maturity date.

8.Other Liabilities, Net

The following is a summary of other liabilities, net:

	June 30, 2025	December 31, 2024

	(In thousands)
Lease intangible liabilities, net	$1,996	$1,283
Lease incentive liabilities	8,277	2,590
Liabilities related to operating lease right-of-use assets	42,607	44,430
Prepaid rent	13,258	12,978
Security deposits	11,963	11,167
Environmental liabilities	17,468	17,468
Deferred tax liability, net	3,549	3,917
Dividends payable	—	17,611
Derivative financial instruments, at fair value	14,137	2,395
Accrual for loss contingencies	2,500	—
Other	354	1,988
Total other liabilities, net	$116,109	$115,827

9.Redeemable Noncontrolling Interests

JBG SMITH LP

OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. Vested LTIP Units are convertible into OP Units. During the six months ended June 30, 2025 and 2024, unitholders redeemed 712,735 and 625,166 OP Units, which we elected to redeem for an equivalent number of our common shares. As of June 30, 2025, outstanding OP Units and convertible LTIP Units totaled 14.1 million, representing an 18.5% ownership interest in JBG SMITH LP. Our OP Units and certain vested LTIP Units are presented at the higher of their redemption value or their carrying value, with adjustments to the redemption value recognized in "Additional paid-in capital" in our balance sheets. Redemption value per OP Unit is equivalent to the market value of one common share at the end of the period.

Consolidated Real Estate Venture

In May 2025, we sold a 40.0% noncontrolling interest in a real estate venture that owns West Half, a multifamily asset in Washington, D.C., for $100.0 million. Following this transaction, we retained a 60.0% ownership interest and control the venture. We accounted for this transaction as an equity transaction and will continue to account for the property on a consolidated basis. Pursuant to the terms of the venture agreement: (i) operating distributions are made in accordance with ownership percentages and liquidity event distributions are made pursuant to a waterfall structure whereby our venture partner is entitled to a priority return; (ii) we are required to fund all cash flow deficits; (iii) we have the right to cause a sale of the property as long as the proceeds from the sale are sufficient to cover our venture partner’s interest and required return; and (iv) our venture partner has the right, but not the obligation, to cause a sale of the property after the second-year anniversary of closing upon which we can either acquire our venture partner’s interest or market the asset for sale.

Given these rights held by our venture partner, we account for its interest in the venture as a redeemable noncontrolling interest. The carrying amount of the redeemable noncontrolling interest is adjusted at each reporting period to reflect the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income (loss) and distributions, or (ii) the redemption value at the balance sheet date. Any adjustments to the carrying amount are recognized in "Additional paid-in capital" in our balance sheets.

The following is a summary of the activity of redeemable noncontrolling interests:

	Three Months Ended June 30,
	2025			2024
		Consolidated
	JBG	Real Estate		JBG
	SMITH LP	Venture	Total	SMITH LP

	(In thousands)
Balance, beginning of period	$418,236	$—	$418,236	$435,529
Redemptions	(1,135)	—	(1,135)	(2,341)
LTIP Units issued in lieu of cash compensation (1)	974	—	974	854
Net income (loss)	(3,962)	22	(3,940)	(3,454)
Other comprehensive loss	(1,562)	—	(1,562)	(434)
Contributions (distributions)	(2,898)	100,000	97,102	(2,910)
Share-based compensation expense	6,855	—	6,855	10,913
Adjustment to redemption value	12,695	13,978	26,673	(1,484)
Balance, end of period	$429,203	$114,000	$543,203	$436,673

	Six Months Ended June 30,
	2025			2024
		Consolidated
	JBG	Real Estate		JBG
	SMITH LP	Venture	Total	SMITH LP

	(In thousands)
Balance, beginning of period	$423,632	$—	$423,632	$440,737
Redemptions	(10,854)	—	(10,854)	(10,216)
LTIP Units issued in lieu of cash compensation (1)	3,048	—	3,048	3,836
Net income (loss)	(11,940)	22	(11,918)	(7,988)
Other comprehensive income (loss)	(3,446)	—	(3,446)	1,592
Contributions (distributions)	(2,898)	100,000	97,102	(5,840)
Share-based compensation expense	13,015	—	13,015	19,863
Adjustment to redemption value	18,646	13,978	32,624	(5,311)
Balance, end of period	$429,203	$114,000	$543,203	$436,673
(1)	See Note 11 for additional information.

10.Property Rental Revenue

The following is a summary of property rental revenue from our non-cancellable leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Fixed	$98,904	$103,602	$192,892	$216,579
Variable	7,605	8,934	15,116	18,593
Property rental revenue	$106,509	$112,536	$208,008	$235,172

11.Share-Based Payments

LTIP Units and Time-Based LTIP Units

During the six months ended June 30, 2025, we granted to certain employees 739,391 LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") and a weighted average grant-date fair value of $13.59 per unit that vest ratably over four years subject to continued employment and require a three-year post vesting hold for named executive officers. Compensation expense for these units is primarily recognized over a four-year period.

In January 2025, we granted 162,301 fully vested LTIP Units to certain employees who elected to receive all or a portion of their cash bonuses related to 2024 service as LTIP Units. The LTIP Units had a grant-date fair value of $12.77 per unit. Compensation expense totaling $2.1 million for these LTIP Units was recognized in 2024.

In April 2025, as part of their annual compensation, we granted to non-employee trustees a total of 160,713 fully vested LTIP Units with a grant-date fair value of $11.66 per unit, which includes LTIP Units elected in lieu of cash retainers. The LTIP Units may not be sold while a trustee is serving on the Board of Trustees.

The aggregate grant-date fair value of the Time-Based LTIP Units and the LTIP Units granted during the six months ended June 30, 2025 was $14.0 million. The Time-Based LTIP Units and the LTIP Units were valued based on the closing common share price on the grant date, less a discount for post-grant restrictions. The discount was determined using Monte Carlo simulations based on the following significant assumptions:

Expected volatility	30.0 % to 36.0%
Risk-free interest rate	3.9% to 4.4%
Post-grant restriction periods	2 to 7 years

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

The aggregate grant-date fair value of the AO LTIP Units granted during the six months ended June 30, 2025 was $1.5 million, valued using Monte Carlo simulations based on the following significant assumptions:

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

Restricted Share Units ("RSUs")

In January 2025, we granted to certain non-executive employees 98,029 time-based RSUs with a grant-date fair value of $15.44 per unit. Vesting requirements and compensation expense recognition for the RSUs are primarily consistent with those of the Time-Based LTIP Units granted in 2025. The aggregate grant-date fair value of the RSUs was $1.5 million. The RSUs were valued based on the closing common share price on the date of grant.

ESPP

Pursuant to the ESPP, employees purchased 36,582 common shares for $488,000 during the six months ended June 30, 2025, valued using the Black-Scholes model based on the following significant assumptions:

Expected volatility	32.0%
Dividend yield	4.7%
Risk-free interest rate	4.4%
Expected life	3 months

Share-Based Compensation Expense

The following is a summary of share-based compensation expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	X	2025	2024

	(In thousands)
Time-Based LTIP Units	$4,616	$5,885		$9,429	$11,357
AO LTIP Units and Performance-Based LTIP Units	1,339	3,476		2,686	6,954
LTIP Units	900	1,552		900	1,552
Other equity awards (1)	1,226	1,168		2,503	2,212
Total share-based compensation expense	8,081	12,081		15,518	22,075
Less: amount capitalized	(359)	(590)		(631)	(1,046)
Share-based compensation expense	$7,722	$11,491		$14,887	$21,029
(1)	Primarily comprising compensation expense for: (i) fully vested LTIP Units issued to certain employees in lieu of all or a portion of any cash bonuses earned, (ii) RSUs and (iii) shares issued under our ESPP.

As of June 30, 2025, we had $21.3 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 1.9 years.

12.Transaction and Other Costs

The following is a summary of transaction and other costs:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	X	2025	2024

	(In thousands)
Completed, potential and pursued transaction expenses (1)	$1,888	$34		$2,562	$1,541
Severance and other costs	705	505		1,779	512
Demolition costs	253	285		416	285
Transaction and other costs	$2,846	$824		$4,757	$2,338
(1)	Primarily consists of deal costs and legal costs related to pursued transactions.

13.Interest Expense

The following is a summary of interest expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	X	2025	2024

	(In thousands)
Interest expense before capitalized interest	$34,285	$31,234		$67,773	$62,074
Amortization of deferred financing costs	3,699	4,179		7,845	8,082
Net unrealized (gain) loss on non-designated derivatives	(23)	27		(55)	69
Capitalized interest	(2,390)	(3,467)		(4,792)	(8,092)
Interest expense	$35,571	$31,973		$70,771	$62,133

14.Shareholders' Equity and Loss Per Common Share

Common Shares Repurchased

Our Board of Trustees has authorized the repurchase of up to $2.0 billion of our outstanding common shares. During the three and six months ended June 30, 2025, we repurchased and retired 11.2 million and 23.3 million common shares for $184.9 million and $372.4 million, a weighted average purchase price per share of $16.54 and $15.96. During the three and six months ended June 30, 2024, we repurchased and retired 4.7 million and 7.7 million common shares for $68.6 million and $118.0 million, a weighted average purchase price per share of $14.62 and $15.35. Since we began the share repurchase program through June 30, 2025, we have repurchased and retired 80.1 million common shares for $1.5 billion, a weighted average purchase price per share of $18.73.

During the third quarter of 2025, through July 25, 2025, we repurchased and retired 264,209 common shares for $4.6 million, a weighted average purchase price per share of $17.26, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

The following is a summary of the calculation of basic and diluted loss per common share and a reconciliation of net loss to the amounts of net loss available to common shareholders used in calculating basic and diluted loss per common share:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	X	2025	2024

	(In thousands, except per share amounts)
Net loss	$(23,181)	$(33,414)		$(76,879)	$(75,604)
Net loss attributable to redeemable noncontrolling interests	3,940	3,454		11,918	7,988
Net loss attributable to noncontrolling interests	—	5,587		—	10,967
Net loss attributable to common shareholders	(19,241)	(24,373)		(64,961)	(56,649)
Distributions to participating securities	(454)	(503)		(454)	(1,157)
Net loss available to common shareholders - basic and diluted	$(19,695)	$(24,876)		$(65,415)	$(57,806)

Weighted average number of common shares outstanding - basic and diluted	68,287	91,030		74,867	91,832

Loss per common share - basic and diluted	$(0.29)	$(0.27)		$(0.87)	$(0.63)

The effect of the redemption of OP Units, Time-Based LTIP Units, fully vested LTIP Units and special equity awards that were outstanding as of June 30, 2025 and 2024 is excluded in the computation of diluted loss per common share as the assumed redemption of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted loss per share). Since OP Units, Time-Based LTIP Units, LTIP Units and special equity awards, which are held by noncontrolling interests, are attributed gains at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average impact are excluded from loss available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted loss per common share. AO LTIP Units, Performance-Based LTIP Units, formation awards and RSUs, which totaled 7.9 million and 8.0 million for the three and six months ended June 30, 2025, and 7.9 million for three and six months ended June 30, 2024, were excluded from the calculation of diluted loss per common share as they were antidilutive, but could be dilutive in the future.

Dividends Declared in July 2025

On July 24, 2025, our Board of Trustees declared a quarterly dividend of $0.175 per common share, payable on August 21, 2025 to shareholders of record as of August 7, 2025.

15.Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments.

As of June 30, 2025 and December 31, 2024, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized gain (loss) on our derivative financial instruments designated as effective hedges was ($2.0) million and $17.2 million as of June 30, 2025 and December 31, 2024 and was recorded in "Accumulated other comprehensive income (loss)" in our balance sheets, of which a portion was allocated to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $2.3 million of the net unrealized gain as a decrease to interest expense.

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

The following is a summary of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
June 30, 2025
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$6,498	—	$6,498	—
Classified as liabilities in "Other liabilities, net"	6,268	—	6,268	—
Non-designated derivatives:
Classified as assets in "Other assets, net"	8,017	—	8,017	—
Classified as liabilities in "Other liabilities, net"	7,869	—	7,869	—

December 31, 2024
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$23,367	—	$23,367	—
Classified as liabilities in "Other liabilities, net"	90	—	90	—
Non-designated derivatives:
Classified as assets in "Other assets, net"	2,315	—	2,315	—
Classified as liabilities in "Other liabilities, net"	2,305	—	2,305	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2025 and December 31, 2024, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains (losses) included in "Other comprehensive income (loss)" in our statements of comprehensive loss for the three and six months ended June 30, 2025 and 2024 were attributable to the net change in unrealized gains (losses) related to effective derivative financial instruments that were outstanding during those periods, none of which were reported in our statements of operations as the derivative financial instruments were documented and qualified as hedging instruments. Realized and unrealized gains (losses) related to non-designated hedges are included in "Interest expense" in our statements of operations.

Fair Value Measurements on a Nonrecurring Basis

Our real estate assets are reviewed for impairment whenever there are changes in circumstances or indicators that the carrying amount of the assets may not be recoverable. Real estate held for sale is carried at the lower of carrying amounts or estimated fair value less disposal costs.

During the six months ended June 30, 2025, this assessment resulted in the impairment of The Batley and a development parcel, which had an estimated fair value totaling $162.0 million based on a market approach and were classified as Level 2 in the fair value hierarchy. The impairment loss totaled $40.3 million, which was included in "Impairment loss" in our statement of operations for the six months ended June 30, 2025. The Batley was classified as held for sale as of June 30, 2025 and sold in July 2025.

Financial Assets and Liabilities Not Measured at Fair Value

As of June 30, 2025 and December 31, 2024, all financial assets and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	June 30, 2025		December 31, 2024
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgage loans	$1,555,419	$1,559,154	$1,783,733	$1,749,904
Revolving credit facility	226,000	226,636	85,000	84,886
Term loans	720,000	719,850	720,000	715,929
(1)	The carrying amount consists of principal only.

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

16.Segment Information

We own, operate and develop mixed-use properties concentrated in and around Washington, D.C. We derive our revenue primarily from leases with multifamily and commercial tenants. In addition, our third-party real estate services business provides fee-based real estate services. Our operating segments are aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker ("CODM"), makes key operating decisions, evaluates financial results, allocates resources and manages our business. Accordingly, our three operating and reportable segments are multifamily, commercial and third-party real estate services.

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

The following is a summary of NOI at our share for our multifamily and commercial segments, including a reconciliation to our total NOI at our share:

	Three Months Ended June 30, 2025
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$53,563	$51,683	$105,246
Other property revenue	654	4,568	5,222
Total property revenue	54,217	56,251	110,468
Property expense:
Real estate taxes	6,165	5,803	11,968
Payroll	3,845	3,102	6,947
Utilities	3,776	2,768	6,544
Repairs and maintenance	6,276	5,233	11,509
Other property operating	3,188	4,384	7,572
Total property expense	23,250	21,290	44,540
NOI from reportable segments	$30,967	$34,961	65,928
Other NOI (1)			(295)
NOI			$65,633
	Three Months Ended June 30, 2024
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$52,203	$58,286	$110,489
Other property revenue	937	4,533	5,470
Total property revenue	53,140	62,819	115,959
Property expense:
Real estate taxes	5,477	7,685	13,162
Payroll	4,222	3,280	7,502
Utilities	3,390	3,202	6,592
Repairs and maintenance	5,468	5,560	11,028
Other property operating	2,606	4,468	7,074
Total property expense	21,163	24,195	45,358
NOI from reportable segments	$31,977	$38,624	70,601
Other NOI (1)			(1,348)
NOI			$69,253

	Six Months Ended June 30, 2025
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$108,165	$101,440	$209,605
Other property revenue	1,275	8,304	9,579
Total property revenue	109,440	109,744	219,184
Property expense:
Real estate taxes	11,736	11,395	23,131
Payroll	7,587	6,109	13,696
Utilities	7,694	6,170	13,864
Repairs and maintenance	11,713	9,705	21,418
Other property operating	6,233	8,532	14,765
Total property expense	44,963	41,911	86,874
NOI from reportable segments	$64,477	$67,833	132,310
Other NOI (1)			(1,392)
NOI			$130,918

	Six Months Ended June 30, 2024
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$103,934	$121,632	$225,566
Other property revenue	1,653	8,625	10,278
Total property revenue	105,587	130,257	235,844
Property expense:
Real estate taxes	10,879	15,674	26,553
Payroll	8,404	6,788	15,192
Utilities	6,936	6,871	13,807
Repairs and maintenance	9,831	10,808	20,639
Other property operating	4,973	8,539	13,512
Total property expense	41,023	48,680	89,703
NOI from reportable segments	$64,564	$81,577	146,141
Other NOI (1)			(3,058)
NOI			$143,083
(1)	Includes activity related to development assets and land assets for which we are the ground lessor.

The following is a summary of our third-party real estate services business at our share:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	X	2025	2024

	(In thousands, at our share)
Property management fees	$3,279	$3,874		$6,640	$7,989
Asset management fees	706	1,242		1,286	2,166
Development fees	464	421		987	659
Leasing fees	1,099	1,128		1,753	2,248
Construction management fees	267	177		498	561
Other service revenue	1,035	1,260		2,070	2,261
Third-party real estate services revenue, excluding reimbursements	6,850	8,102		13,234	15,884
Third-party real estate services expenses, excluding reimbursements	5,397	9,126		12,633	21,262
Net third-party real estate services, excluding reimbursements	$1,453	$(1,024)		$601	$(5,378)

The following is a reconciliation of revenue at our share to total revenue per the statements of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	X	2025	2024

	(In thousands)
Total property revenue at our share	$110,468	$115,959		$219,184	$235,844
Third-party real estate services revenue, excluding reimbursements, at our share	6,850	8,102		13,234	15,884
Reimbursement revenue (1)	7,775	8,955		16,049	18,636
Our share of revenue attributable to unconsolidated real estate ventures	(2,151)	(1,954)		(4,257)	(6,520)
Real estate venture partner’s share of revenue attributable to consolidated real estate ventures	508	—		508	—
Other property revenue	1,354	1,908		3,089	3,311
Other adjustments (2)	1,675	2,350		(642)	13,349
Total revenue per statements of operations	$126,479	$135,320		$247,165	$280,504
(1)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects
(2)	Adjustment to include deferred rent, above/below market lease amortization, commercial lease termination revenue and lease incentive amortization.

The following is the reconciliation of NOI at our share to loss before income tax (expense) benefit:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	X	2025	2024

	(In thousands)
NOI at our share	$65,633	$69,253		$130,918	$143,083
Net third-party real estate services, excluding reimbursements, at our share	1,453	(1,024)		601	(5,378)
Add:
Income (loss) from unconsolidated real estate ventures, net	1,091	(226)		499	749
Interest and other income, net	698	3,432		1,223	5,532
Gain on the sale of real estate, net	41,832	89		42,369	286
Less:
Depreciation and amortization expense	47,560	51,306		95,147	108,161
General and administrative expense: corporate and other	16,720	17,001		32,277	31,974
Transaction and other costs	2,846	824		4,757	2,338
Interest expense	35,571	31,973		70,771	62,133
(Gain) loss on the extinguishment of debt, net	(2,234)	—		2,402	—
Impairment loss	31,813	1,025		40,296	18,236
Adjustments:
Our share of net third-party real estate services attributable to real estate ventures	(210)	(229)		(515)	(334)
NOI attributable to unconsolidated real estate ventures at our share	(1,287)	(1,168)		(2,277)	(4,215)
Real estate venture partner’s share of NOI attributable to consolidated real estate ventures	272	—		272	—
Non-cash rent adjustments (1)	(71)	2,509		(2,510)	3,939
Other adjustments (2)	(399)	(3,324)		(2,092)	2,705
Total adjustments	(1,695)	(2,212)		(7,122)	2,095
Loss before income tax (expense) benefit	$(23,264)	$(32,817)		$(77,162)	$(76,475)
(1)	Adjustment to include deferred rent, above/below market lease amortization and lease incentive amortization.
(2)	Adjustment to include payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue, related party management fees, corporate entity activity and inter-segment activity.

17.Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $100.0 million per occurrence and in the aggregate, and property and rental value insurance coverage with limits of $1.0 billion per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of our properties. We also maintain coverage, through our wholly owned captive insurance subsidiary, for a portion of the first loss on the above limits and for both conventional terrorist acts and for nuclear, biological, chemical or radiological terrorism events with limits of $2.0 billion per occurrence. These policies are partially reinsured by third-party insurance providers.

We will continue to monitor the state of the insurance market, and the scope and costs of coverage for acts of terrorism. We cannot anticipate what coverage will be available on commercially reasonable terms in the future. We are responsible for deductibles and losses in excess of the insurance coverage, which could be material.

Our debt, consisting of mortgage loans secured by our properties, a revolving credit facility and term loans, contains customary covenants requiring adequate insurance coverage. Although we believe that we currently have adequate insurance coverage, we may not be able to obtain an equivalent amount of coverage at a reasonable cost in the future. If lenders insist on greater coverage than we can obtain, it could adversely affect our ability to finance or refinance our properties.

Construction Commitments

As of June 30, 2025, we had one asset under construction, Valen (formerly 2000 South Bell Street), and are building a new amenity hub at 2011 Crystal Drive that together, based on our current plans and estimates, require an additional $35.2 million to complete, which we anticipate will be primarily expended over the next year. These capital expenditures are generally due as the work is performed, and we expect to finance them primarily with debt proceeds.

Environmental Matters

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any conditions identified by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $17.5 million as of June 30, 2025 and December 31, 2024, and are included in "Other liabilities, net" in our balance sheets.

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

There are various other legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows. Our accrual for loss contingencies relating to unresolved legal matters was included in "Other liabilities, net" in the balance sheets. Actual losses may differ materially from amounts recorded and the ultimate outcome of these legal proceedings is generally not yet determinable.

Other

As of June 30, 2025, we had committed tenant-related obligations totaling $34.1 million ($33.9 million related to our consolidated entities and $173,000 related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (i) guarantee portions of the principal, interest and other amounts in connection with borrowings, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings, or (iii) provide guarantees to lenders and other third parties for the completion and stabilization of development projects. We customarily have agreements with our outside venture partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. At times, we also have agreements with certain of our outside venture partners whereby we agree to either indemnify the partners and/or the associated ventures with respect to certain contingent liabilities associated with operating assets or to reimburse our partner for its share of any payments made by them under certain guarantees. Guarantees (excluding environmental) customarily terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. Amounts that we may be required to pay in future periods in relation to guarantees associated with budget overruns or operating losses are not estimable. As of June 30, 2025, we had no principal payment guarantees related to our unconsolidated real estate ventures.

As of June 30, 2025, we had additional capital commitments totaling $7.2 million related to our investments in real estate-focused technology companies.

Additionally, with respect to borrowings of our consolidated entities, we may agree to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion and stabilization of development projects. As of June 30, 2025, we had no debt principal payment guarantees related to our consolidated real estate assets.

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

LEO Impact Capital ("LEO"), our workforce housing platform dedicated to acquiring, financing and operating multifamily housing in high impact neighborhoods to preserve affordability for middle-income residents, manages the Washington Housing Initiative ("WHI") Impact Pool. The WHI Impact Pool completed fundraising in 2020 with capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million. As of June 30, 2025, our remaining unfunded commitment was $2.1 million. Additionally, LEO had an initial closing of its new multi-market fund, LEO Impact

Housing Fund, totaling $43.5 million ($64.5 million including accordions), which included a commitment from us of $1.3 million, none of which has been funded as of June 30, 2025.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds and the WHI Impact Pool and its affiliates was $2.3 million and $4.9 million for the three and six months ended June 30, 2025, and $3.2 million and $7.2 million for the three and six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, we had receivables from the JBG Legacy Funds and the WHI Impact Pool and its affiliates totaling $802,000 and $2.1 million for such services.

We lease our corporate offices from an unconsolidated real estate venture, in which we have a 20.0% interest, and incurred $1.3 million and $2.6 million of rent expense for the three and six months ended June 30, 2025, and $1.3 million and $2.8 million of rent expense for the three and six months ended June 30, 2024, which was included in "General and administrative expense" in our statements of operations.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $2.1 million and $4.1 million for the three and six months ended June 30, 2025, and $2.2 million and $4.7 million for the three and six months ended June 30, 2024, which was included in "Property operating expenses" in our statements of operations.

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

Organization and Basis of Presentation

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust, owns, operates and develops mixed-use properties concentrated in amenity-rich, Metro-served submarkets in and around Washington, D.C., most notably National Landing, that we believe have long-term growth potential and appeal to residential, office and retail tenants. Through an intense focus on placemaking, JBG SMITH cultivates vibrant, highly amenitized, walkable neighborhoods throughout the Washington, D.C. metropolitan area. Approximately 75.0% of our holdings are in the National Landing submarket in Northern Virginia, which is anchored by four key demand drivers: Amazon.com, Inc.'s headquarters; Virginia Tech's $1 billion Innovation Campus; proximity to the Pentagon; and our placemaking initiatives and public infrastructure improvements. In addition, our third-party real estate services business provides fee-based real estate services to third parties, including the legacy funds formerly organized by The JBG Companies.

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of June 30, 2025 and December 31, 2024, and for the three and six months ended June 30, 2025 and 2024. References to our balance sheets refer to our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. References to our statements of operations refer to our condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024.

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

Overview

As of June 30, 2025, our Operating Portfolio consisted of 38 operating assets comprising 15 multifamily assets totaling 6,596 units (6,410 units at our share), 21 commercial assets totaling 7.0 million square feet (6.6 million square feet at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have one under-construction multifamily asset with 355 units (355 units at our share) and 19 assets in the development pipeline totaling 10.7 million square feet (8.7 million square feet at our share) of estimated potential development density.

We continue to implement our comprehensive plan to reposition our holdings in National Landing by executing a broad array of placemaking strategies. Our placemaking includes the delivery of new multifamily assets, the delivery of redeveloped and new office assets subject to demand therefor, amenity retail, and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. In keeping with our dedication to placemaking, each new project is intended to contribute to an authentic and distinct neighborhood by creating a vibrant street environment with robust retail offerings and other amenities, including improved public spaces. In 2024, we delivered The Grace and Reva with 808 multifamily units and approximately 38,000 square feet of retail space. In the first quarter of 2025, we completed construction on The Zoe (formerly 2001 South Bell Street), a 420-unit multifamily tower, and we have fully leased the approximately 8,000 square feet of ground floor retail. We expect to deliver Valen (formerly 2000 South Bell Street), a 355-unit multifamily tower adjacent to The Zoe, later this year. Additionally, in 2024, we started construction on a new office amenity hub at 2011 Crystal Drive that, along with a repositioning of the asset itself, brings to National Landing a large-scale externally managed meeting and conference facility, two elevated food and beverage offerings, and an activated public lobby.

Outlook

A fundamental component of our strategy to maximize long-term net asset value ("NAV") per share is thoughtful capital allocation. While there is continued uncertainty as to how the current political environment will impact us and the Washington, D.C. metropolitan area, we remain focused on our long-term strategy and intend to continue seeking new investments that offer the most accretive returns and that align with our strategy and competitive advantages. We anticipate that new investments will primarily be financed through asset recycling, either in advance or retrospectively. These new investments may include share repurchases, distressed office investments and other opportunistic investments in partnership with third-party capital. The latter may allow us to capitalize on distressed pricing in the office market, to monetize our land bank, and to generate additional fee and carried interest revenue. We intend to continue to opportunistically sell or recapitalize assets (which may be multifamily, commercial and/or retail assets) as well as land sites where a ground lease or joint venture execution may represent the most attractive path to maximizing value. In a climate where office valuations are near cyclical lows with limited liquidity, the most efficiently priced source of capital will likely come from our multifamily assets. To that end, we are currently marketing for sale select multifamily and land assets in both Washington, D.C. and Northern Virginia. During the six months ended June 30, 2025, we sold two multifamily assets and one development parcel for total gross sales proceeds of $391.0 million and sold a 40.0% interest in a real estate venture that owns West Half, a multifamily asset, for $100.0 million. Additionally, in July 2025, we sold The Batley, a multifamily asset, for a gross sales price of $155.0 million. Recycling these assets will also further advance our strategy to concentrate our portfolio in National Landing. As long as we believe our share price does not reflect the underlying, intrinsic value of our business, we expect to continue repurchasing shares through our share repurchase plan (which had a capacity of $499.2 million as of June 30, 2025) and to fund such repurchases through such asset sales or recapitalizations.

Our in-service operating multifamily portfolio, which refers to operating assets that are at or above 90% leased or have been operating and collecting rent for more than 12 months as of June 30, 2025, was 92.9% occupied as of June 30, 2025, a decrease of 140 basis points as compared to March 31, 2025. During the second quarter of 2025, we increased effective rents, which represent the average change in rental rates versus expiring rental rates net of concessions, by 1.0% for new leases and 8.9% upon renewal while achieving a 49.0% renewal rate across our portfolio. Our recently delivered assets, The Grace and Reva (placed into service the second quarter of 2024) and The Zoe (placed into service the second quarter of 2025) were a weighted average of 63.7% leased as of June 30, 2025. As a result of these deliveries, interest expense has increased as we have ceased capitalizing the related interest, and we expect additional interest expense when we deliver Valen later this year.

Our office portfolio occupancy was 74.8% as of June 30, 2025, a decrease of 160 basis points as compared to March 31, 2025. The office market continues to experience headwinds, including an increased focus on the reduction of government spending, which could impact U.S. federal government leasing practices and companies dependent on the federal government with many deals paused as tenants continue to wait for more certainty regarding federal government staffing and spending changes. Our leasing efforts continue to focus on buildings with long-term potential, concentrating occupancy in areas of National Landing that we have enhanced through our placemaking initiatives and that are accessible via multi-modal transportation. We took approximately 618,000 office square feet out of service in 2024 at 1800 South Bell Street, 2100 Crystal Drive and 2200 Crystal Drive. Additionally, during the first quarter of 2025, we took 197,124 square feet out of service at 1901 South Bell Street, a commercial asset, and expect to take the remainder of the asset out of service as tenants vacate. With the objective of ultimately reducing our competitive office inventory in National Landing, we expect to help foster a healthier long-term office market while repurposing older, underutilized buildings for redevelopment or conversion to multifamily housing, hospitality or other complimentary uses that will support a vibrant mixed-use environment.

We continue to advance the design and entitlement of our 10.7 million square feet (8.7 million square feet at our share) of estimated potential development density in our development pipeline and intend to look to source joint venture capital as a means of funding these developments as market conditions permit.

New Tax Legislation

Effective July 4, 2025, certain changes to U.S. tax law were approved that impact us and our shareholders. Among other changes, this legislation (i) permanently extended the 20% deduction for "qualified REIT dividends" for individuals and other non-corporate taxpayers under Section 199A of the Code, (ii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries from 20% to 25% for taxable years beginning after December 31, 2025 and (iii) increased the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of "adjusted taxable income" for taxable years beginning after December 31, 2024.

Operating Results

Key highlights for the three and six months ended June 30, 2025 included:

●	net loss attributable to common shareholders of $19.2 million, or $0.29 per diluted common share, for the three months ended June 30, 2025 compared to $24.4 million, or $0.27 per diluted common share, for the three months ended June 30, 2024. Net loss attributable to common shareholders of $65.0 million, or $0.87 per diluted common share, for the six months ended June 30, 2025 compared to $56.6 million, or $0.63 per diluted common share, for the six months ended June 30, 2024;
●	third-party real estate services revenue, including reimbursements, of $14.8 million and $29.7 million for the three and six months ended June 30, 2025, and $17.4 million and $35.3 million for the three and six months ended June 30, 2024;
●	in-service operating multifamily portfolio leased and occupied percentages (1) at our share of 94.8% and 92.9% as of June 30, 2025 as compared to 95.7% and 94.3% as of March 31, 2025, and 96.9% and 94.3% as of June 30, 2024;
●	operating commercial portfolio leased and occupied percentages at our share of 76.5% and 74.8% as of June 30, 2025 compared to 78.3% and 76.4% as of March 31, 2025, and 82.3% and 80.6% as of June 30, 2024;
●	the leasing of 208,000 square feet at our share, at an initial rent (2) of $49.07 per square foot and a GAAP-basis weighted average rent per square foot (3) of $47.16 for the three months ended June 30, 2025, and the leasing of 279,000 square feet at our share, at an initial rent (2) of $49.92 per square foot and a GAAP-basis weighted average rent per square foot (3) of $48.46 for the six months ended June 30, 2025; and
●	a decrease in same store (4) net operating income ("NOI") of 3.0% to $59.5 million for the three months ended June 30, 2025 compared to $61.3 million for the three months ended June 30, 2024, and a decrease in same store (4) NOI of 4.6% to $119.2 million for the six months ended June 30, 2025 compared to $124.9 million for the six months ended June 30, 2024.
(1)	2221 S. Clark Street - Residential and 900 W Street are excluded from leased and occupied percentages as they are operated as short-term rental properties.
(2)	Represents the cash basis weighted average starting rent per square foot at our share, which excludes free rent, fixed escalations and percentage rent.
(3)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations, but excluding the effect of percentage rent.
(4)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the six months ended June 30, 2025 included:

●	the acquisition of Tysons Dulles Plaza. See Note 3 to the financial statements for additional information;

●	the sale of WestEnd25, a development parcel and 8001 Woodmont. See Note 3 to the financial statements for additional information;
●	the sale of a 40.0% noncontrolling interest in a real estate venture that owns West Half. See Note 9 to the financial statements for additional information;
●	the refinancing of the RiverHouse Apartments mortgage loan. See Note 7 to the financial statements for additional information;
●	the net borrowing of $141.0 million under our revolving credit facility;
●	the payment of dividends totaling $27.2 million and distributions to redeemable noncontrolling interests of $5.7 million;
●	the repurchase and retirement of 23.3 million of our common shares for $372.4 million, a weighted average purchase price per share of $15.96; and
●	the investment of $62.4 million in development costs, construction in progress and real estate additions.

Activity subsequent to June 30, 2025 included:

●	the sale of The Batley. See Note 3 to the financial statements for additional information; and
●	the declaration of a quarterly dividend of $0.175 per common share, payable on August 21, 2025 to shareholders of record as of August 7, 2025.

Critical Accounting Estimates

Our Annual Report contains a description of our critical accounting estimates, including asset acquisitions, real estate, investments in real estate ventures and revenue recognition. There have been no significant changes to our policies during the six months ended June 30, 2025.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of recent accounting pronouncements.

Results of Operations

During the six months ended June 30, 2025, we sold WestEnd25 and 8001 Woodmont, and in 2024, we sold North End Retail, Fort Totten Square and 2101 L Street. We collectively refer to these assets as the "Disposed Properties" in the discussion below. In 2024, we took 1800 South Bell Street, 2100 Crystal Drive and 2200 Crystal Drive out of service, and during the first quarter of 2025, we took 197,124 square feet out of service at 1901 South Bell Street. In May 2025, we acquired Tysons Dulles Plaza. In 2024, we began leasing The Grace and Reva, and we began leasing The Zoe during the first quarter of 2025.

Comparison of the Three Months Ended June 30, 2025 to 2024

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended June 30, 2025 compared to the same period in 2024:

	Three Months Ended June 30,
	2025	2024	% Change

	(Dollars in thousands)
Property rental revenue	$106,509	$112,536	(5.4)%
Third-party real estate services revenue, including reimbursements	14,805	17,397	(14.9)%
Depreciation and amortization expense	47,560	51,306	(7.3)%
Property operating expense	34,875	36,254	(3.8)%
Real estate taxes expense	12,651	14,399	(12.1)%
General and administrative expense:
Corporate and other	16,720	17,001	(1.7)%
Third-party real estate services	13,562	18,650	(27.3)%
Interest expense	35,571	31,973	11.3%
Gain on the sale of real estate, net	41,832	89	*
Impairment loss	31,813	1,025	*

* Not meaningful.

Property rental revenue decreased by approximately $6.0 million, or 5.4%, to $106.5 million in 2025 from $112.5 million in 2024. The decrease was primarily due to a $7.6 million decrease in revenue from our commercial assets, partially offset by a $435,000 increase in revenue from our multifamily assets. The decrease in revenue from our commercial assets was primarily due to a $4.2 million decrease related to the commercial Disposed Properties, a $2.1 million decrease related to taking 2100 Crystal Drive and 2200 Crystal Drive out of service, and lower occupancy across the portfolio, partially offset by a $2.3 million increase related to the acquisition of Tysons Dulles Plaza and a $1.9 million increase in lease termination revenue. The increase in revenue from our multifamily assets was primarily due to a $5.7 million increase related to the continued lease up of The Grace, Reva and The Zoe, and higher rents across the portfolio, partially offset by a $6.2 million decrease related to the multifamily Disposed Properties.

Third-party real estate services revenue, including reimbursements, decreased by approximately $2.6 million, or 14.9%, to $14.8 million in 2025 from $17.4 million in 2024. The decrease was primarily due to a $1.2 million decrease in reimbursement revenue, a $634,000 decrease in property management fees and a $536,000 decrease in asset management fees.

Depreciation and amortization expense decreased by approximately $3.7 million, or 7.3%, to $47.6 million in 2025 from $51.3 million in 2024. The decrease was primarily due to (i) a $4.0 million decrease related to Disposed Properties, (ii) a $2.7 million decrease related to 2100 Crystal Drive and Crystal Drive Retail due to the acceleration of depreciation of certain assets in 2024 and (iii) a $799,000 decrease related to West Half due to certain assets being fully depreciated. The decrease in depreciation and amortization expense was partially offset by (iv) a $1.9 million increase related to The Zoe, which we began leasing during the first quarter of 2025, (v) a $1.6 million increase related to 2011 Crystal Drive due to the acceleration of depreciation for certain assets in 2025 and (vi) a $796,000 increase related to the acquisition of Tysons Dulles Plaza.

Property operating expense decreased by approximately $1.4 million, or 3.8%, to $34.9 million in 2025 from $36.3 million in 2024. The decrease was primarily due to a $1.3 million decrease in property operating expense from our commercial assets, partially offset by a $79,000 increase in property operating expense from our multifamily assets. The decrease in property operating expense from our commercial assets was primarily due to a $1.1 million decrease related to the commercial Disposed Properties and lower operating expenses primarily related to utilities, partially offset by a $630,000 increase related to the acquisition of Tysons Dulles Plaza. The increase in property operating expense from our multifamily assets was primarily due to a $1.4 million increase related to the continued lease up of The Grace, Reva and The Zoe, and higher operating expenses primarily related to repairs and maintenance and utilities, partially offset by a $2.0 million decrease related to the multifamily Disposed Properties.

Real estate taxes expense decreased by approximately $1.7 million, or 12.1%, to $12.7 million in 2025 from $14.4 million in 2024. The decrease was primarily due to a $1.6 million decrease related to the Disposed Properties.

General and administrative expense: corporate and other decreased by approximately $281,000, or 1.7%, to $16.7 million in 2025 from $17.0 million in 2024. The decrease was primarily due to lower compensation expenses, partially offset by an increase in professional fees and other overhead expenses.

General and administrative expense: third-party real estate services decreased by approximately $5.1 million, or 27.3%, to $13.6 million in 2025 from $18.7 million in 2024. The decrease was primarily due to lower compensation expenses and lower third-party reimbursable expenses related to a decline in the number of third-party management contracts.

Interest expense increased by approximately $3.6 million, or 11.3%, to $35.6 million in 2025 from $32.0 million in 2024. The increase was primarily due to (i) a $6.5 million increase due to higher interest expense on our term loans and a higher outstanding balance on our revolving credit facility, (ii) a $1.1 million decrease in capitalized interest as we placed The Grace, Reva and The Zoe into service, and (iii) an $879,000 increase due to draws on the mortgage loan related to The Zoe and Valen. The increase in interest expense was partially offset by (iv) a $2.5 million decrease related to the Disposed Properties and (v) a $1.6 million decrease related to mortgage loans collateralized by 201 12th Street S., 200 12th Street S. and 251 18th Street S., which were repaid during 2024.

Gain on the sale of real estate of $41.8 million in 2025 was primarily due to the sale of WestEnd25.

Impairment loss of $31.8 million in 2025 was related to The Batley, which was written down to its estimated fair value.

Comparison of the Six Months Ended June 30, 2025 to 2024

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the six months ended June 30, 2025 compared to the same period in 2024:

	Six Months Ended June 30,
	2025	2024	% Change

	(Dollars in thousands)
Property rental revenue	$208,008	$235,172	(11.6)%
Third-party real estate services revenue, including reimbursements	29,719	35,265	(15.7)%
Depreciation and amortization expense	95,147	108,161	(12.0)%
Property operating expense	68,312	71,533	(4.5)%
Real estate taxes expense	24,823	28,194	(12.0)%
General and administrative expense:
Corporate and other	32,277	31,974	0.9%
Third-party real estate services	29,633	40,977	(27.7)%
Interest expense	70,771	62,133	13.9%
Gain on the sale of real estate, net	42,369	286	*
Impairment loss	40,296	18,236	121.0%

* Not meaningful.

Property rental revenue decreased by approximately $27.2 million, or 11.6%, to $208.0 million in 2025 from $235.2 million in 2024. The decrease was primarily due to a $32.4 million decrease in revenue from our commercial assets, partially offset by a $3.1 million increase in revenue from our multifamily assets. The decrease in revenue from our commercial assets was primarily due to an $8.6 million decrease related to the commercial Disposed Properties, a $7.5 million decrease in lease termination revenue, a $7.0 million decrease related to taking 2100 Crystal Drive, 2200 Crystal Drive and 1901 South Bell Street out of service, and lower occupancy across the portfolio, partially offset by a $2.3 million increase related to the acquisition of Tysons Dulles Plaza. The increase in revenue from our multifamily assets was primarily due to an $11.5 million increase related to the continued lease up of The Grace, Reva and The Zoe, and higher rents across the portfolio, partially offset by a $10.1 million decrease related to the multifamily Disposed Properties.

Third-party real estate services revenue, including reimbursements, decreased by approximately $5.5 million, or 15.7%, to $29.7 million in 2025 from $35.3 million in 2024. The decrease was primarily due to a $2.7 million decrease in reimbursement revenue, a $1.5 million decrease in property management fees, an $880,000 decrease in asset management fees and a $573,000 decrease in leasing fees.

Depreciation and amortization expense decreased by approximately $13.0 million, or 12.0%, to $95.1 million in 2025 from $108.2 million in 2024. The decrease was primarily due to (i) an $11.1 million decrease related to 2100 Crystal Drive and Crystal Drive Retail due to the acceleration of depreciation of certain assets in 2024, (ii) an $8.4 million decrease related to Disposed Properties, (iii) a $1.6 million decrease related to West Half due to certain assets being fully depreciated and (iv) a $1.1 million decrease related to 800 North Glebe Road due to the disposal of certain assets in 2024. The decrease in depreciation and amortization expense was partially offset by (v) a $6.5 million increase as we placed The Grace, Reva and The Zoe into service, (vi) a $2.5 million increase related to 2011 Crystal Drive due the acceleration of depreciation for certain assets in 2025 and (vii) a $796,000 increase related to the acquisition of Tysons Dulles Plaza.

Property operating expense decreased by approximately $3.2 million, or 4.5%, to $68.3 million in 2025 from $71.5 million in 2024. The decrease was primarily due to a $2.7 million decrease in property operating expense from our commercial assets and a $1.0 million decrease in other property operating expense, partially offset by a $462,000 increase in property operating expense from our multifamily assets. The decrease in property operating expense from our commercial assets was primarily due to a $2.3 million decrease related to the commercial Disposed Properties and lower operating expenses primarily related to marketing expenses across the portfolio, partially offset by a $630,000 increase related to the acquisition of Tysons Dulles Plaza. The decrease in other property operating expense was primarily due to a $1.5 million decrease in insurance claims covered by our captive insurance subsidiary. The increase in property operating expense from our multifamily assets was primarily due to a $2.6 million increase related to the continued lease up The Grace, Reva and The Zoe, and higher operating expenses primarily related to repairs and maintenance and utilities, partially offset by a $3.5 million decrease related to the multifamily Disposed Properties.

Real estate taxes expense decreased by approximately $3.4 million, or 12.0%, to $24.8 million in 2025 from $28.2 million in 2024. The decrease was primarily due to a $3.1 million decrease related to the Disposed Properties and various decreases in property value assessments, partially offset by a $1.2 million increase related to The Grace, Reva and The Zoe.

General and administrative expense: corporate and other increased by approximately $303,000, or 0.9%, to $32.3 million in 2025 from $32.0 million in 2024. The increase was primarily an increase in professional fees and other overhead expenses, partially offset by lower compensation expenses.

General and administrative expense: third-party real estate services decreased by approximately $11.3 million, or 27.7%, to $29.6 million in 2025 from $41.0 million in 2024. The decrease was primarily due to lower compensation expenses and lower third-party reimbursable expenses related to a decline in the number of third-party management contracts.

Interest expense increased by approximately $8.6 million, or 13.9%, to $70.8 million in 2025 from $62.1 million in 2024. The increase was primarily due to (i) a $10.0 million increase due to higher interest expense on our term loans and a higher outstanding balance on our revolving credit facility, (ii) a $3.3 million decrease in capitalized interest as we placed The Grace, Reva and The Zoe into service, (iii) a $2.5 million increase due to draws on the mortgage loan related to The Zoe and Valen and (iv) a $2.3 million increase due to the expiration of interest rate swaps related to the RiverHouse Apartments mortgage loan, which was refinanced in March 2025 with a fixed interest rate mortgage loan. The increase in interest expense was partially offset by (v) a $4.3 million decrease related to the Disposed Properties, (vi) a $3.2 million decrease related to mortgage loans collateralized by 201 12th Street S., 200 12th Street S. and 251 18th Street S., which were repaid during 2024, and (vii) a $1.2 million decrease related to lower rates on variable rate mortgage loans.

Gain on the sale of real estate of $42.4 million in 2025 was primarily due to the sale of WestEnd25.

Impairment loss of $40.3 million in 2025 was related to The Batley and a development parcel, which were written down to their estimated fair value. Impairment loss of $18.2 million in 2024 was related to two development parcels, which were written down to their estimated fair value.

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

The following is the reconciliation of net loss attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Net loss attributable to common shareholders	$(19,241)	$(24,373)	$(64,961)	$(56,649)
Net loss attributable to redeemable noncontrolling interests	(3,940)	(3,454)	(11,918)	(7,988)
Net loss attributable to noncontrolling interests	—	(5,587)	—	(10,967)
Net loss	(23,181)	(33,414)	(76,879)	(75,604)
Gain on the sale of real estate, net of tax	(41,832)	(89)	(42,369)	(1,498)
Pro rata share of gain on the sale of unconsolidated real estate assets	(1,500)	—	(1,500)	(480)
Real estate depreciation and amortization	46,508	49,631	92,469	104,818
Real estate impairment loss	31,813	—	31,813	—
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	786	799	1,565	2,290
FFO attributable to redeemable noncontrolling interests in consolidated real estate ventures	(270)	—	(270)	—
FFO attributable to common limited partnership units ("OP Units")	12,324	16,927	4,829	29,526
FFO attributable to redeemable noncontrolling interests	(2,371)	(2,592)	(1,106)	(4,513)
FFO attributable to common shareholders	$9,953	$14,335	$3,723	$25,013

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

Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes disposed properties or properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. During the three months ended June 30, 2025, our same store pool decreased to 34 properties from 35 properties due to the sale of WestEnd25. During the six months ended June 30, 2025, our same store pool decreased to 34 properties from 36 properties due to the sale of 8001 Woodmont and WestEnd25. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under-construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same store NOI decreased $1.8 million, or 3.0%, to $59.5 million for the three months ended June 30, 2025 from $61.3 million for the same period in 2024. Same store NOI decreased $5.7 million, or 4.6%, to $119.2 million for the six months ended June 30, 2025 from $124.9 million for the same period in 2024. The decrease was substantially attributable to (i) lower occupancy and higher operating expenses, partially offset by higher rents in our multifamily portfolio and (ii) lower occupancy and recovery revenue, partially offset by lower real estate taxes in our commercial portfolio.

The following is the reconciliation of net loss attributable to common shareholders to NOI at our share and same store NOI at our share. To conform to the current period presentation, we have included certain other property revenue in the calculation of NOI for the three and six months ended June 30, 2024 to align with our internal reporting.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Net loss attributable to common shareholders	$(19,241)	$(24,373)	$(64,961)	$(56,649)
Net loss attributable to redeemable noncontrolling interests	(3,940)	(3,454)	(11,918)	(7,988)
Net loss attributable to noncontrolling interests	—	(5,587)	—	(10,967)
Net loss	(23,181)	(33,414)	(76,879)	(75,604)
Add:
Depreciation and amortization expense	47,560	51,306	95,147	108,161
General and administrative expense:
Corporate and other	16,720	17,001	32,277	31,974
Third-party real estate services	13,562	18,650	29,633	40,977
Transaction and other costs	2,846	824	4,757	2,338
Interest expense	35,571	31,973	70,771	62,133
(Gain) loss on the extinguishment of debt, net	(2,234)	—	2,402	—
Impairment loss	31,813	1,025	40,296	18,236
Income tax expense (benefit)	(83)	597	(283)	(871)
Less:
Third-party real estate services, including reimbursements revenue	14,805	17,397	29,719	35,265
Income (loss) from unconsolidated real estate ventures, net	1,091	(226)	499	749
Interest and other income, net	698	3,432	1,223	5,532
Gain on the sale of real estate, net	41,832	89	42,369	286
Adjustments:
NOI attributable to unconsolidated real estate ventures at our share	1,287	1,168	2,277	4,215
Real estate venture partner’s share of NOI attributable to consolidated real estate ventures	(272)	—	(272)	—
Non-cash rent adjustments (1)	71	(2,509)	2,510	(3,939)
Other adjustments (2)	399	3,324	2,092	(2,705)
Total adjustments	1,485	1,983	6,607	(2,429)
NOI at our share	65,633	69,253	130,918	143,083
Less: out-of-service NOI loss (3) (4)	(1,469)	(2,341)	(3,696)	(5,374)
Operating Portfolio NOI (4)	67,102	71,594	134,614	148,457
Non-same store NOI (4) (5)	7,575	10,254	15,399	23,515
Same store NOI (4) (6)	$59,527	$61,340	$119,215	$124,942

Change in same store NOI	(3.0%)		(4.6%)
Number of properties in same store pool	34		34
(1)	Adjustment to exclude deferred rent, above/below market lease amortization and lease incentive amortization.
(2)	Adjustment to exclude commercial lease termination revenue, related party management fees, corporate entity activity and inter-segment activity.
(3)	Includes the results of our under-construction assets and assets in the development pipeline.
(4)	Represents amounts at our share.
(5)	Includes the results of properties that were not in-service for the entirety of both periods being compared, including disposed properties, and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(6)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared.

Reportable Segments

Our three operating and reportable segments are multifamily, commercial, and third-party real estate services. We measure and evaluate the performance of our operating segments, with the exception of the third-party real estate services business, based on NOI at our share, which includes our proportionate share of revenue and expenses attributable to real estate ventures.

The following is a summary of NOI at our share for our multifamily and commercial segments:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Multifamily	Commercial	Multifamily	Commercial

	(In thousands, at our share)
Property rental revenue	$53,563	$51,683	$52,203	$58,286
Other property revenue	654	4,568	937	4,533
Total property revenue	54,217	56,251	53,140	62,819
Property expense:
Real estate taxes	6,165	5,803	5,477	7,685
Payroll	3,845	3,102	4,222	3,280
Utilities	3,776	2,768	3,390	3,202
Repairs and maintenance	6,276	5,233	5,468	5,560
Other property operating	3,188	4,384	2,606	4,468
Total property expense	23,250	21,290	21,163	24,195
NOI from reportable segments	$30,967	$34,961	$31,977	$38,624

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Multifamily	Commercial	Multifamily	Commercial

	(In thousands, at our share)
Property rental revenue	$108,165	$101,440	$103,934	$121,632
Other property revenue	1,275	8,304	1,653	8,625
Total property revenue	109,440	109,744	105,587	130,257
Property expense:
Real estate taxes	11,736	11,395	10,879	15,674
Payroll	7,587	6,109	8,404	6,788
Utilities	7,694	6,170	6,936	6,871
Repairs and maintenance	11,713	9,705	9,831	10,808
Other property operating	6,233	8,532	4,973	8,539
Total property expense	44,963	41,911	41,023	48,680
NOI from reportable segments	$64,477	$67,833	$64,564	$81,577

Comparison of the Three Months Ended June 30, 2025 to 2024

Multifamily: Property revenue increased by $1.1 million, or 2.0%, to $54.2 million in 2025 from $53.1 million in 2024. NOI decreased by $1.0 million, or 3.2%, to $31.0 million in 2025 from $32.0 million in 2024. The increase in property revenue at our share was primarily due to the continued lease up of The Grace, Reva and The Zoe, and higher rents across the portfolio, partially offset by a decrease related to the multifamily Disposed Properties. The decrease in NOI at our share was primarily due to higher property operating expenses, partially offset by the increase in property revenue.

Commercial: Property revenue decreased by $6.6 million, or 10.5%, to $56.3 million in 2025 from $62.8 million in 2024. NOI decreased by $3.7 million, or 9.5%, to $35.0 million in 2025 from $38.6 million in 2024. The decreases in property revenue at our share and NOI at our share were primarily due to the commercial Disposed Properties, properties taken out of service and lower occupancy across the portfolio, partially offset by increases from the acquisition of Tysons Dulles Plaza.

Comparison of the Six Months Ended June 30, 2025 to 2024

Multifamily: Property revenue increased by $3.9 million, or 3.6%, to $109.4 million in 2025 from $105.6 million in 2024. NOI decreased by $87,000, or 0.1%, to $64.5 million in 2025 from $64.6 million in 2024. The increase in property revenue at our share was primarily due to the continued lease up of The Grace, Reva and The Zoe, and higher rents across the portfolio, partially offset by a decrease related to the multifamily Disposed Properties. The decrease in NOI at our share was primarily due to higher property operating expenses, partially offset by the increase in property revenue.

Commercial: Property revenue decreased by $20.5 million, or 15.7%, to $109.7 million in 2025 from $130.3 million in 2024. NOI decreased by $13.7 million, or 16.8%, to $67.8 million in 2025 from $81.6 million in 2024. The decreases in property revenue at our share and NOI at our share were primarily due to the commercial Disposed Properties, properties taken out of service and lower occupancy across the portfolio, partially offset by increases from the acquisition of Tysons Dulles Plaza.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands, at our share)
Property management fees	$3,279	$3,874	$6,640	$7,989
Asset management fees	706	1,242	1,286	2,166
Development fees	464	421	987	659
Leasing fees	1,099	1,128	1,753	2,248
Construction management fees	267	177	498	561
Other service revenue	1,035	1,260	2,070	2,261
Third-party real estate services revenue, excluding reimbursements	6,850	8,102	13,234	15,884
Third-party real estate services expenses, excluding reimbursements	5,397	9,126	12,633	21,262
Net third-party real estate services, excluding reimbursements	$1,453	$(1,024)	$601	$(5,378)

Comparison of the Three Months Ended June 30, 2025 to 2024

Third-party real estate services revenue, excluding reimbursements, decreased by $1.3 million, or 15.5%, to $6.9 million in 2025 from $8.1 million in 2024. The decrease was primarily due to a $595,000 decrease in property management fees and a $536,000 decrease in asset management fees. Third-party real estate services expenses, excluding reimbursements, decreased by $3.7 million, or 40.9%, to $5.4 million in 2025 from $9.1 million in 2024. The decrease was primarily due to lower compensation expenses related to a decline in the number of third-party management contracts.

Comparison of the Six Months Ended June 30, 2025 to 2024

Third-party real estate services revenue, excluding reimbursements, decreased by $2.7 million, or 16.7%, to $13.2 million in 2025 from $15.9 million in 2024. The decrease was primarily due to a $1.3 million decrease in property management fees, an $880,000 decrease in asset management fees and a $495,000 decrease in leasing fees. Third-party real estate services expenses, excluding reimbursements, decreased by $8.6 million, or 40.6%, to $12.6 million in 2025 from $21.3 million in 2024. The decrease was primarily due to lower compensation expenses related to a decline in the number of third-party management contracts.

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

Mortgage Loans

The following is a summary of mortgage loans:

	Weighted Average
	Effective
	Interest Rate (1)	June 30, 2025	December 31, 2024

		(In thousands)
Variable rate (2)	5.57%	$545,900	$587,254
Fixed rate (3)	5.22%	1,009,519	1,196,479
Mortgage loans		1,555,419	1,783,733
Unamortized deferred financing costs and premium/discount, net		(14,749)	(16,560)
Mortgage loans, net		$1,540,670	$1,767,173
(1)	Weighted average effective interest rate as of June 30, 2025.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.15%, and the weighted average maturity date of the interest rate caps is in the second quarter of 2026. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of June 30, 2025, one-month term Secured Overnight Financing Rate ("SOFR") was 4.32%.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.

As of June 30, 2025 and December 31, 2024, the net carrying value of real estate collateralizing our mortgage loans totaled $1.7 billion and $2.1 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity.

In June 2025, in connection with the sale of WestEnd25, we repaid the related $97.5 million mortgage loan. In February 2025, in connection with the sale of 8001 Woodmont, we repaid the related $99.7 million mortgage loan.

In March 2025, we entered into a five-year interest-only $258.9 million mortgage loan with a fixed interest rate of 5.03% collateralized by the Ashley and Potomac buildings at RiverHouse Apartments and repaid the outstanding $307.7 million mortgage loan that was collateralized by the Ashley, Potomac and James buildings.

As of June 30, 2025 and December 31, 2024, we had various interest rate swap and cap agreements on certain mortgage loans with an aggregate notional value of $799.1 million and $1.4 billion. See Note 15 to the financial statements for additional information.

Revolving Credit Facility and Term Loans

As of June 30, 2025 and December 31, 2024, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2026, a $400.0 million term loan ("Tranche A-2 Term Loan") maturing in January 2028 and a $120.0 million term loan ("2023 Term Loan") maturing in June 2028. The revolving credit facility has two six-month extension options, and the Tranche A-1 Term Loan has one remaining one-year extension option.

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

The following is a summary of amounts outstanding under the revolving credit facility and term loans:

	Effective
	Interest Rate (1)	June 30, 2025	December 31, 2024

		(In thousands)
Revolving credit facility (2) (3)	6.04%	$226,000	$85,000

Tranche A-1 Term Loan (4)	5.44%	$200,000	$200,000
Tranche A-2 Term Loan (5)	4.30%	400,000	400,000
2023 Term Loan (6)	5.51%	120,000	120,000
Term loans		720,000	720,000
Unamortized deferred financing costs, net		(1,748)	(2,147)
Term loans, net		$718,252	$717,853
(1)	Effective interest rate as of June 30, 2025. The interest rate for our revolving credit facility excludes a 0.20% facility fee.
(2)	As of June 30, 2025, daily SOFR was 4.45%. As of December 31, 2024, a $15.2 million letter of credit was outstanding under our revolving credit facility, which was cancelled on April 1, 2025.
(3)	As of June 30, 2025 and December 31, 2024, excludes $5.8 million and $7.3 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our balance sheets.
(4)	The interest rate swaps fix SOFR at a weighted average interest rate of 4.00% through the extended maturity date of January 2027.
(5)	The interest rate swaps fix SOFR at a weighted average interest rate of 2.81% through the maturity date.
(6)	The interest rate swap fixes SOFR at an interest rate of 4.01% through the maturity date.

Common Shares Repurchased

Our Board of Trustees has authorized the repurchase of up to $2.0 billion of our outstanding common shares. During the three and six months ended June 30, 2025, we repurchased and retired 11.2 million and 23.3 million common shares for $184.9 million and $372.4 million, a weighted average purchase price per share of $16.54 and $15.96. During the three and six months ended June 30, 2024, we repurchased and retired 4.7 million and 7.7 million common shares for $68.6 million and $118.0 million, a weighted average purchase price per share of $14.62 and $15.35. Since we began the share repurchase program through June 30, 2025, we have repurchased and retired 80.1 million common shares for $1.5 billion, a weighted average purchase price per share of $18.73.

During the third quarter of 2025, through July 25, 2025, we repurchased and retired 264,209 common shares for $4.6 million, a weighted average purchase price per share of $17.26, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

Material Cash Requirements

Our material cash requirements for the next 12 months and beyond are to fund:

●	normal recurring expenses;
●	debt service and principal repayment obligations, including balloon payments on maturing mortgage loans — As of June 30, 2025, we had maturities totaling $338.0 million ($305.0 million related to our consolidated entities and $33.0 million related to an unconsolidated real estate venture at our share) scheduled to mature in 2025 and 2026;
●	capital expenditures, including major renovations, tenant improvements and leasing costs — As of June 30, 2025, we had committed tenant-related obligations totaling $34.1 million ($33.9 million related to our consolidated entities and $173,000 related to our unconsolidated real estate ventures at our share);
●	development expenditures — As of June 30, 2025, we had one asset under construction, Valen, and are building a new amenity hub at 2011 Crystal Drive that together, based on our current plans and estimates, require an additional $35.2 million to complete, which we anticipate will be primarily expended over the next year;

●	dividends to shareholders and distributions to holders of OP Units and LTIP Units — On July 24, 2025, our Board of Trustees declared a quarterly dividend of $0.175 per common share;
●	possible common share repurchases — During the third quarter of 2025, through July 25, 2025, we repurchased and retired 264,209 common shares for $4.6 million; and
●	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests.

We expect to satisfy these needs using one or more of the following:

●	cash and cash equivalents — As of June 30, 2025, we had cash and cash equivalents of $61.4 million;
●	cash flows from operations;
●	distributions from real estate ventures;
●	borrowing capacity under our revolving credit facility — As of June 30, 2025, we had $524.0 million of undrawn capacity under our revolving credit facility;
●	proceeds from financings, joint venture capital, asset sales and recapitalizations; and
●	proceeds from the issuance of securities.

During the six months ended June 30, 2025, there were no significant changes to the material cash requirements information presented in Item 7 of Part II of our Annual Report.

See additional information in the following pages under "Commitments and Contingencies."

Summary of Cash Flows

The following summary discussion of our cash flows is based on our statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Six Months Ended June 30,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$31,752	$60,813
Net cash provided by investing activities	270,724	61,992
Net cash used in financing activities	(394,706)	(117,344)

Cash Flows for the Six Months Ended June 30, 2025

Cash and cash equivalents, and restricted cash decreased $92.2 million to $91.0 million as of June 30, 2025, compared to $183.2 million as of December 31, 2024. This decrease resulted from $394.7 million of net cash used in financing activities, partially offset by $270.7 million of net cash provided by investing activities and $31.8 million of net cash provided by operating activities. Our outstanding debt was $2.5 billion and $2.6 billion as of June 30, 2025 and December 31, 2024.

Net cash provided by operating activities of $31.8 million comprised: (i) $44.1 million of net income (before $163.3 million of non-cash items and a $42.4 million gain on the sale of real estate) and (ii) $864,000 of return on capital from unconsolidated real estate ventures, partially offset by (iii) $13.2 million of net change in operating assets and liabilities. Non-cash income adjustments of $163.3 million primarily include depreciation and amortization expense, impairment loss, share-based compensation expense, amortization of lease incentives and deferred rent.

Net cash provided by investing activities of $270.7 million primarily comprised: (i) $381.6 million of proceeds from the sale of real estate, partially offset by (ii) $62.4 million of development costs, construction in progress and real estate additions and (iii) $42.7 million related to the acquisition of Tysons Dulles Plaza in May 2025.

Net cash used in financing activities of $394.7 million primarily comprised: (i) $505.9 million of repayments of mortgage loans, (ii) $490.0 million of repayments on the revolving credit facility, (iii) $372.8 million of common shares repurchased, and (iv) $27.2 million of dividends paid to common shareholders, partially offset by (v) $631.0 million of borrowings under the revolving credit facility, (vi) $275.0 million of borrowings under mortgage loans and (vii) $100.0 million of proceeds from the sale of a 40.0% noncontrolling interest in a real estate venture that owns West Half in May 2025.

Unconsolidated Real Estate Ventures

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of June 30, 2025, we had investments in unconsolidated real estate ventures totaling $93.9 million. For these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.

From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (i) guarantee portions of the principal, interest and other amounts in connection with borrowings, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings or (iii) provide guarantees to lenders and other third parties for the completion and stabilization of development projects. We customarily have agreements with our outside venture partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. At times, we also have agreements with certain of our outside venture partners whereby we agree to either indemnify the partners and/or the associated ventures with respect to certain contingent liabilities associated with operating assets or to reimburse our partner for its share of any payments made by them under certain guarantees. Guarantees (excluding environmental) customarily terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. Amounts that we may be required to pay in future periods in relation to guarantees associated with budget overruns or operating losses are not estimable. As of June 30, 2025, we had no principal payment guarantees related to our unconsolidated real estate ventures.

As of June 30, 2025, we had additional capital commitments totaling $7.2 million related to our investments in real estate-focused technology companies.

Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $100.0 million per occurrence and in the aggregate, and property and rental value insurance coverage with limits of $1.0 billion per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of our properties. We also maintain coverage, through our wholly owned captive insurance subsidiary, for a portion of the first loss on the above limits and for both conventional terrorist acts and for nuclear, biological, chemical or radiological terrorism events with limits of $2.0 billion per occurrence. These policies are partially reinsured by third-party insurance providers.

We will continue to monitor the state of the insurance market, and the scope and costs of coverage for acts of terrorism. We cannot anticipate what coverage will be available on commercially reasonable terms in the future. We are responsible for deductibles and losses in excess of the insurance coverage, which could be material.

Our debt, consisting of mortgage loans secured by our properties, a revolving credit facility and term loans, contains customary covenants requiring adequate insurance coverage. Although we believe that we currently have adequate insurance coverage, we may not be able to obtain an equivalent amount of coverage at a reasonable cost in the future. If lenders insist on greater coverage than we can obtain, it could adversely affect our ability to finance or refinance our properties.

Construction Commitments

As of June 30, 2025, we had one asset under construction, Valen, and are building a new amenity hub at 2011 Crystal Drive that together, based on our current plans and estimates, require an additional $35.2 million to complete, which we anticipate will be primarily expended over the next year. These capital expenditures are generally due as the work is performed, and we expect to finance them primarily with debt proceeds.

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

There are various other legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows. Our accrual for loss contingencies relating to unresolved legal matters was included in "Other liabilities, net" in the consolidated balance sheets. Actual losses may differ materially from amounts recorded and the ultimate outcome of these legal proceedings is generally not yet determinable.

Other

As of June 30, 2025, we had committed tenant-related obligations totaling $34.1 million ($33.9 million related to our consolidated entities and $173,000 related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

With respect to borrowings of our consolidated entities, we may agree to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion and stabilization of development projects. As of June 30, 2025, we had no debt principal payment guarantees related to our consolidated real estate assets.

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

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any conditions identified by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 17 to the financial statements, environmental liabilities totaled $17.5 million as of June 30, 2025 and December 31, 2024, and are included in "Other liabilities, net" in our balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following is a summary of our annual exposure to a change in interest rates:

	June 30, 2025			December 31, 2024
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgage loans:
Variable rate (1)	$545,900	5.57%	$3,330	$587,254	5.58%
Fixed rate (2)	1,009,519	5.22%	—	1,196,479	4.79%
	$1,555,419		$3,330	$1,783,733
Revolving credit facility and term loans:
Revolving credit facility (3)	$226,000	6.04%	$2,291	$85,000	5.98%
Tranche A-1 Term Loan (4)	200,000	5.44%	—	200,000	5.34%
Tranche A-2 Term Loan (4)	400,000	4.30%	—	400,000	4.20%
2023 Term Loan (4)	120,000	5.51%	—	120,000	5.41%
	$946,000		$2,291	$805,000
Pro rata share of debt of unconsolidated real estate ventures (contractual balances):
Variable rate (1)	$68,000	5.65%	$689	$35,000	5.68%
Fixed rate (2)	—	—	—	33,000	4.13%
	$68,000		$689	$68,000
(1)	Includes variable rate mortgage loans with interest rate cap agreements. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of June 30, 2025, one-month term SOFR was 4.32%. The impact of these interest rate caps is reflected in our calculation of the annual effect of a 1% change in base rates, as applicable.
(2)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(3)	As of June 30, 2025, daily SOFR was 4.45%. The interest rate for our revolving credit facility excludes a 0.20% facility fee.

(4)	As of June 30, 2025 and December 31, 2024, the outstanding balance was fixed by interest rate swap agreements. The interest rate swaps fix SOFR at a weighted average interest rate of 4.00% for the Tranche A-1 Term Loan, 2.81% for the Tranche A-2 Term Loan and 4.01% for the 2023 Term Loan. See Note 7 to the financial statements for additional information.

The fair value of our mortgage loans is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of June 30, 2025 and December 31, 2024, the estimated fair value of our consolidated debt was $2.5 billion and $2.6 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

As of June 30, 2025 and December 31, 2024, we had interest rate swap and cap agreements with an aggregate notional value of $1.4 billion and $2.0 billion, which were designated as effective hedges. The fair value of our interest rate swaps and caps designated as effective hedges primarily consisted of assets totaling $6.5 million and $23.4 million as of June 30, 2025 and December 31, 2024, included in "Other assets, net" in our balance sheets, and liabilities totaling $6.3 million and $90,000 as of June 30, 2025 and December 31, 2024, included in "Other liabilities, net" in our balance sheets.

Non-Designated Derivatives

Certain derivative financial instruments, consisting of interest rate cap agreements, do not meet the accounting requirements to be classified as hedging instruments. These derivatives are carried at their estimated fair value on a recurring basis with realized and unrealized gains (losses) recorded in "Interest expense" in our statements of operations. As of June 30, 2025 and December 31, 2024, we had various interest rate cap agreements with an aggregate notional value of $167.5 million, which were non-designated derivatives. The fair value of our interest rate cap agreements, which were non-designated derivatives, consisted of assets totaling $8.0 million and $2.3 million as of June 30, 2025 and December 31, 2024, included in "Other assets, net" in our balance sheets, and liabilities totaling $7.9 million and $2.3 million as of June 30, 2025 and December 31, 2024, included in "Other liabilities, net" in our balance sheets.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are various other legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows. Our accrual for loss contingencies relating to unresolved legal matters was included in "Other liabilities, net" in the consolidated balance sheets. Actual losses may differ materially from amounts recorded and the ultimate outcome of these legal proceedings is generally not yet determinable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of equity securities by the issuer and affiliated purchasers:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under the Plan Or Programs
April 1, 2025 - April 30, 2025	—	$—	—	$684,098,177
May 1, 2025 - May 31, 2025	6,894,082	15.88	6,894,082	574,601,433
June 1, 2025 - June 30, 2025	4,281,203	17.61	4,281,203	499,208,953
Total for the three months ended June 30, 2025	11,175,285	16.54	11,175,285
Total for the six months ended June 30, 2025	23,329,270	15.96	23,329,270
Program total since inception in March 2020 (1)	80,130,616	18.73	80,130,616
(1)	During the third quarter of 2025, through July 25, 2025, we repurchased and retired 264,209 common shares for $4.6 million, a weighted average purchase price per share of $17.26, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended June 30, 2025, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

JBG SMITH Properties

Date:	July 29, 2025	/s/ M. Moina Banerjee
M. Moina Banerjee
Chief Financial Officer
(Principal Financial Officer)

JBG SMITH Properties

Date:	July 29, 2025	/s/ Angela Valdes
Angela Valdes
Chief Accounting Officer
(Principal Accounting Officer)