Form 10-Q
period 2025-09-30
JBG SMITH Properties
filed 2025-10-28
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 24, 2025, JBG SMITH Properties had 59,181,298 common shares outstanding.

JBG SMITH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2025

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value amounts)

	September 30, 2025	December 31, 2024
ASSETS
Real estate, at cost:
Land and improvements	$1,026,236	$1,109,172
Buildings and improvements	4,035,802	4,083,937
Construction in progress, including land	170,333	338,333
	5,232,371	5,531,442
Less: accumulated depreciation	(1,449,973)	(1,419,983)
Real estate, net	3,782,398	4,111,459
Cash and cash equivalents	64,437	145,804
Restricted cash	23,342	37,388
Tenant and other receivables	23,797	23,478
Deferred rent receivable	179,853	170,153
Investments in unconsolidated real estate ventures	91,539	93,654
Deferred leasing costs, net	68,367	69,821
Intangible assets, net	51,988	47,000
Other assets, net	131,382	131,318
Assets held for sale	—	190,465
TOTAL ASSETS	$4,417,103	$5,020,540

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans, net	$1,577,796	$1,767,173
Revolving credit facility	160,000	85,000
Term loans, net	718,450	717,853
Accounts payable and accrued expenses	79,385	101,096
Other liabilities, net	124,691	115,827
Liabilities related to assets held for sale	—	901
Total liabilities	2,660,322	2,787,850
Commitments and contingencies
Redeemable noncontrolling interests	566,200	423,632
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized; none issued	—	—
Common shares, $0.01 par value - 500,000 shares authorized; 59,302 and 84,500 shares issued and outstanding as of September 30, 2025 and December 31, 2024	594	846
Additional paid-in capital	2,305,136	2,790,403
Accumulated deficit	(1,114,062)	(997,283)
Accumulated other comprehensive income (loss)	(1,087)	15,092
Total equity	1,190,581	1,809,058
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$4,417,103	$5,020,540

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE
Property rental	$103,981	$113,349	$311,989	$348,521
Third-party real estate services, including reimbursements	14,711	17,061	44,430	52,326
Other revenue	5,178	5,616	14,616	15,683
Total revenue	123,870	136,026	371,035	416,530
EXPENSES
Depreciation and amortization	48,164	50,050	143,311	158,211
Property operating	36,564	39,258	104,876	110,791
Real estate taxes	12,284	11,812	37,107	40,006
General and administrative:
Corporate and other	13,214	11,881	45,491	43,855
Third-party real estate services	14,058	16,088	43,691	57,065
Transaction and other costs	494	667	5,251	3,005
Total expenses	124,778	129,756	379,727	412,933
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate ventures, net	(664)	(745)	(165)	4
Interest and other income, net	2,378	4,573	3,601	10,105
Interest expense	(34,781)	(35,267)	(105,552)	(97,400)
Gain (loss) on the sale of real estate, net	4,660	(5,352)	47,029	(5,066)
Gain (loss) on the extinguishment of debt, net	—	43	(2,402)	43
Impairment loss	(4,771)	—	(45,067)	(18,236)
Total other income (expense)	(33,178)	(36,748)	(102,556)	(110,550)
LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT	(34,086)	(30,478)	(111,248)	(106,953)
Income tax (expense) benefit	(926)	(831)	(643)	40
NET LOSS	(35,012)	(31,309)	(111,891)	(106,913)
Net loss attributable to redeemable noncontrolling interests	6,457	4,365	18,375	12,353
Net (income) loss attributable to noncontrolling interests	—	(36)	—	10,931
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(28,555)	$(26,980)	$(93,516)	$(83,629)
LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.48)	$(0.32)	$(1.35)	$(0.95)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	60,606	85,292	70,062	89,637

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET LOSS	$(35,012)	$(31,309)	$(111,891)	$(106,913)
OTHER COMPREHENSIVE LOSS
Change in fair value of derivative financial instruments	980	(27,624)	(11,632)	5,236
Reclassification of net income on derivative financial instruments from accumulated other comprehensive income (loss) into interest expense	(1,844)	(8,629)	(8,174)	(29,521)
Total other comprehensive loss	(864)	(36,253)	(19,806)	(24,285)
COMPREHENSIVE LOSS	(35,876)	(67,562)	(131,697)	(131,198)
Net loss attributable to redeemable noncontrolling interests	6,457	4,365	18,375	12,353
Net (income) loss attributable to noncontrolling interests	—	(36)	—	10,931
Other comprehensive loss attributable to redeemable noncontrolling interests	181	5,595	3,627	4,003
Other comprehensive (income) loss attributable to noncontrolling interests	—	1,351	—	(237)
COMPREHENSIVE LOSS ATTRIBUTABLE TO JBG SMITH PROPERTIES	$(29,238)	$(56,287)	$(109,695)	$(104,148)

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
BALANCE AS OF JUNE 30, 2025	61,945	$620	$2,397,255	$(1,074,678)	$(404)	$—	$1,322,793
Net loss attributable to common shareholders	—	—	—	(28,555)	—	—	(28,555)
Redemption of common limited partnership units ("OP Units") for common shares	458	5	9,291	—	—	—	9,296
Common shares repurchased	(3,112)	(31)	(62,905)	—	—	—	(62,936)
Common shares issued pursuant to employee incentive compensation plan and Employee Share Purchase Plan ("ESPP")	11	—	392	—	—	—	392
Dividends declared on common shares ($0.175 per common share)	—	—	—	(10,829)	—	—	(10,829)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	(38,897)	—	181	—	(38,716)
Total other comprehensive loss	—	—	—	—	(864)	—	(864)
BALANCE AS OF SEPTEMBER 30, 2025	59,302	$594	$2,305,136	$(1,114,062)	$(1,087)	$—	$1,190,581

BALANCE AS OF JUNE 30, 2024	87,306	$874	$2,855,724	$(865,782)	$28,830	$14,936	$2,034,582
Net income (loss) attributable to common shareholders and noncontrolling interests	—	—	—	(26,980)	—	36	(26,944)
Redemption of OP Units for common shares	202	2	3,551	—	—	—	3,553
Common shares repurchased	(3,090)	(31)	(50,182)	—	—	—	(50,213)
Common shares issued pursuant to employee incentive compensation plan and ESPP	16	—	589	—	—	—	589
Dividends declared on common shares ($0.175 per common share)	—	—	—	(15,015)	—	—	(15,015)
Distributions to noncontrolling interests, net	—	—	—	—	—	(7)	(7)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	(20,235)	—	5,595	—	(14,640)
Total other comprehensive loss	—	—	—	—	(36,253)	—	(36,253)
Other comprehensive loss attributable to noncontrolling interests	—	—	—	—	1,351	(1,351)	—
BALANCE AS OF SEPTEMBER 30, 2024	84,434	$845	$2,789,447	$(907,777)	$(477)	$13,614	$1,895,652

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
BALANCE AS OF DECEMBER 31, 2024	84,500	$846	$2,790,403	$(997,283)	$15,092	$—	$1,809,058
Net loss attributable to common shareholders	—	—	—	(93,516)	—	—	(93,516)
Redemption of OP Units for common shares	1,170	13	20,137	—	—	—	20,150
Common shares repurchased	(26,441)	(265)	(435,519)	—	—	—	(435,784)
Common shares issued pursuant to employee incentive compensation plan and ESPP	73	—	1,636	—	—	—	1,636
Dividends declared on common shares ($0.35 per common share)	—	—	—	(23,263)	—	—	(23,263)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	(71,521)	—	3,627	—	(67,894)
Total other comprehensive loss	—	—	—	—	(19,806)	—	(19,806)
BALANCE AS OF SEPTEMBER 30, 2025	59,302	$594	$2,305,136	$(1,114,062)	$(1,087)	$—	$1,190,581

BALANCE AS OF DECEMBER 31, 2023	94,309	$944	$2,978,852	$(776,962)	$20,042	$28,973	$2,251,849
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	(83,629)	—	(10,931)	(94,560)
Redemption of OP Units for common shares	827	9	13,760	—	—	—	13,769
Common shares repurchased	(10,776)	(108)	(168,263)	—	—	—	(168,371)
Common shares issued pursuant to employee incentive compensation plan and ESPP	74	—	1,915	—	—	—	1,915
Dividends declared on common shares ($0.525 per common share)	—	—	—	(47,186)	—	—	(47,186)
Acquisition of noncontrolling interests	—	—	(21,893)	—	—	(4,693)	(26,586)
Contributions from noncontrolling interests, net	—	—	—	—	—	28	28
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	(14,924)	—	4,003	—	(10,921)
Total other comprehensive loss	—	—	—	—	(24,285)	—	(24,285)
Other comprehensive income attributable to noncontrolling interests	—	—	—	—	(237)	237	—
BALANCE AS OF SEPTEMBER 30, 2024	84,434	$845	$2,789,447	$(907,777)	$(477)	$13,614	$1,895,652

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(111,891)	$(106,913)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	19,854	26,158
Depreciation and amortization expense, including amortization of deferred financing costs	148,834	163,190
Deferred rent	(9,653)	(14,140)
(Income) loss from unconsolidated real estate ventures, net	165	(4)
Amortization of market lease intangibles, net	49	175
Amortization of lease incentives	10,458	4,197
(Gain) loss on the extinguishment of debt, net	5,053	(43)
Impairment loss	45,067	18,236
(Gain) loss on the sale of real estate, net	(47,029)	5,066
Loss on operating lease and other receivables	1,096	2,053
Income from investments, net	(1,600)	(3,278)
Return on capital from unconsolidated real estate ventures	1,331	1,680
Other non-cash items	3,446	4,626
Changes in operating assets and liabilities:
Tenant and other receivables	(1,415)	11,466
Other assets, net	(13,328)	(13,337)
Accounts payable and accrued expenses	(9,520)	(9,446)
Other liabilities, net	(292)	(2,496)
Net cash provided by operating activities	40,625	87,190
INVESTING ACTIVITIES
Development costs, construction in progress and real estate additions	(92,168)	(172,051)
Acquisition of real estate	(40,267)	—
Proceeds from the sale of real estate	537,641	97,010
Proceeds from derivative financial instruments	7,376	5,073
Payments on derivative financial instruments	(12,960)	(6,468)
Distributions of capital from unconsolidated real estate ventures and other investments	2,276	163,880
Investments in unconsolidated real estate ventures and other investments	(4,776)	(5,027)
Net cash provided by investing activities	397,122	82,417
FINANCING ACTIVITIES
Borrowings under mortgage loans	281,381	112,612
Borrowings under revolving credit facility	766,000	223,000
Repayments of mortgage loans	(506,501)	(85,662)
Repayments of revolving credit facility	(691,000)	(195,000)
Proceeds from derivative financial instruments	7,835	—
Payments on derivative financial instruments	(3,209)	(4,422)
Debt issuance and modification costs	(5,207)	(359)
Acquisition of noncontrolling interests	—	(26,569)
Proceeds from common shares issued pursuant to ESPP	653	792
Common shares repurchased	(435,784)	(168,371)
Dividends paid to common shareholders	(38,050)	(47,186)
Distributions to redeemable noncontrolling interests	(9,278)	(8,714)
Proceeds from the sale of interest in consolidated real estate venture	100,000	—
Distributions to noncontrolling interests	—	(25)
Net cash used in financing activities	(533,160)	(199,904)

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Net decrease in cash and cash equivalents, and restricted cash	$(95,413)	$(30,297)
Cash and cash equivalents, and restricted cash, beginning of period	183,192	200,441
Cash and cash equivalents, and restricted cash, end of period	$87,779	$170,144

CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD
Cash and cash equivalents	$64,437	$136,983
Restricted cash	23,342	33,161
Cash and cash equivalents, and restricted cash	$87,779	$170,144

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION
Cash paid for interest (net of capitalized interest of $4,379 and $8,477 in 2025 and 2024)	$95,197	$84,195
Accrued capital expenditures included in accounts payable and accrued expenses	35,238	46,182
Write-off of fully depreciated assets	27,968	28,617
Redemption of OP Units for common shares	20,150	13,769
Redeemable noncontrolling interests redemption value adjustment	71,521	14,924
Derecognition of operating lease right-of-use asset	—	13,724
Derecognition of liabilities related to operating lease right-of-use asset	—	13,724
Cash paid for amounts included in the measurement of lease liabilities for operating leases	5,027	7,980

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

Substantially all our assets are held by, and our operations are conducted through JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of September 30, 2025, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 81.3% of its OP Units, after giving effect to the conversion of certain vested long-term incentive partnership units ("LTIP Units") that are convertible into OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our 10.0% subordinated interest in one commercial building and our 33.5% subordinated interest in four commercial buildings (the "Fortress Assets"), as well as the associated non-recourse mortgage loans, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures, and we have not guaranteed their obligations or otherwise committed to providing financial support.

As of September 30, 2025, our Operating Portfolio consisted of 37 operating assets comprising 14 multifamily assets totaling 6,164 units (5,978 units at our share), 21 commercial assets totaling 7.0 million square feet (6.7 million square feet at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have one under-construction multifamily asset with 355 units (355 units at our share) and 19 assets in the development pipeline totaling 10.7 million square feet (8.7 million square feet at our share) of estimated potential development density.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission ("SEC") on February 18, 2025 ("Annual Report").

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of September 30, 2025 and December 31, 2024, and for the three and nine months ended September 30, 2025 and 2024. References to our balance sheets refer to our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. References to our statements of operations refer to our condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024. References to our statements of comprehensive loss refer to our condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2025 and 2024.

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

3.Acquisitions and Dispositions

Acquisitions

In September 2025, we acquired the remaining 45.0% interest in the unconsolidated real estate venture that owned 1101 17th Street, a 210,410 square-foot commercial asset in Washington D.C., for no consideration. We had discontinued applying the equity method of accounting on this investment in 2018 as we had received cumulative distributions in excess of our cumulative contributions and share of earnings, which reduced our investment to zero. 1101 17th Street was consolidated as of the date of acquisition, and we recorded our investment in the asset at the net carryover basis of our previously held equity investment. We recorded assets of $32.3 million primarily consisting of land, and we recorded liabilities of $32.3 million primarily consisting of $30.4 million related to the estimated fair value of a $60.0 million non-recourse interest-only mortgage loan with a fixed interest rate of 3.40% and a maturity date of July 14, 2026.

In May 2025, we acquired Tysons Dulles Plaza, a 491,494 square-foot commercial asset in Tysons, Virginia, through a reverse like-kind exchange agreement pursuant to Section 1031 of the Code (a "Reverse 1031 Exchange") with a third-party intermediary, for $42.3 million, exclusive of $413,000 of transaction costs that were capitalized as part of the acquisition. See Note 5 for additional information.

Dispositions

The following summarizes activity for the nine months ended September 30, 2025:

					Gain (Loss)
			Gross	Cash	on the Sale
			Sales	Proceeds	of Real
Date Disposed	Assets	Segment	Price	from Sale	Estate

			(In thousands)
July 10, 2025	The Batley	Multifamily	$155,000	$150,053	$(39)
June 25, 2025	WestEnd25 (1)	Multifamily	186,000	181,098	42,309
June 20, 2025	Development Parcel	Other	11,000	10,355	(539)
February 19, 2025	8001 Woodmont (2)	Multifamily	194,000	188,779	(840)
	Other (3)				6,138
					$47,029

(1)	In connection with the sale, we repaid the related $97.5 million mortgage loan and terminated the related interest rate swap resulting in a $2.2 million gain, which was included in "Gain (loss) on the extinguishment of debt, net" in our statement of operations for the nine months ended September 30, 2025.
(2)	In connection with the sale, we repaid the related $99.7 million mortgage loan.
(3)	Includes a $4.7 million gain related to permanent land easement transactions across various parcels in National Landing and a gain of $1.4 million related to prior year dispositions.

In May 2025, we sold a 40.0% noncontrolling interest in a real estate venture that owns West Half, a multifamily asset in Washington, D.C., for $100.0 million. See Note 9 for additional information.

4.Investments in Unconsolidated Real Estate Ventures

The following summarizes the composition of our investments in unconsolidated real estate ventures:

	Effective
	Ownership
Real Estate Venture	Interest (1)	September 30, 2025	December 31, 2024

		(In thousands)
J.P. Morgan Global Alternatives ("J.P. Morgan") (2)	50.0%	$74,428	$74,188
4747 Bethesda Venture	20.0%	8,807	10,813
Brandywine Realty Trust	30.0%	7,039	6,954
Other		1,265	1,699
Total investments in unconsolidated real estate ventures (3) (4)		$91,539	$93,654
(1)	Reflects our effective ownership interests as of September 30, 2025. We have multiple investments with certain venture partners in the underlying real estate.
(2)	J.P. Morgan is the advisor for an institutional investor.
(3)	Excludes our 10.0% subordinated interest in one commercial building and the Fortress Assets. See Note 1 for more information. Also, as of December 31, 2024, excluded our interest in an investment in the real estate venture that owned 1101 17th Street for which we had discontinued applying the equity method of accounting in 2018 as we had received cumulative distributions in excess of our cumulative contributions and share of earnings, which reduced our investment to zero; further, we were not obligated to provide for losses, had not guaranteed its obligations or otherwise committed to provide financial support. In September 2025, we acquired the remaining 45.0% interest in the unconsolidated real estate venture that owned 1101 17th Street, which was consolidated as of the date of acquisition. See Note 3 for additional information.
(4)	As of September 30, 2025 and December 31, 2024, our total investments in unconsolidated real estate ventures were greater than our share of the net book value of the underlying assets by $2.2 million and $10.6 million, resulting principally from our zero-investment balance in certain real estate ventures and capitalized interest.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $2.8 million and $8.3 million for the three and nine months ended September 30, 2025, and $4.4 million and $13.0 million for the three and nine months ended September 30, 2024.

The following summarizes the debt of our unconsolidated real estate ventures:

	Weighted
	Average Effective
	Interest Rate (1)	September 30, 2025	December 31, 2024

		(In thousands)
Variable rate (2)	5.48%	$175,000	$175,000
Fixed rate (3)	—	—	60,000
Mortgage loans		175,000	235,000
Unamortized deferred financing costs and premium / discount, net		(3,758)	(5,795)
Mortgage loans, net (4)		$171,242	$229,205
(1)	Weighted average effective interest rate as of September 30, 2025.
(2)	Includes variable rate mortgage loans with interest rate cap agreements.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements. The $60.0 million mortgage loan outstanding as of December 31, 2024 was assumed as part of our acquisition of the remaining 45.0% interest in the unconsolidated real estate venture that owned 1101 17th Street. See Note 3 for additional information.
(4)	See Note 17 for additional information on guarantees of the debt of our unconsolidated real estate ventures.

The following summarizes financial information for our unconsolidated real estate ventures:

	September 30, 2025	December 31, 2024

	(In thousands)
Combined balance sheet information: (1)
Real estate, net	$383,008	$424,170
Other assets, net	48,362	64,478
Total assets	$431,370	$488,648

Mortgage loans, net	$171,242	$229,205
Other liabilities, net	22,171	27,019
Total liabilities	193,413	256,224
Total equity	237,957	232,424
Total liabilities and equity	$431,370	$488,648

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Combined income statement information: (1) (2)
Total revenue	$7,483	$7,903	$24,061	$29,097
Operating income (3)	446	776	7,094	6,714
Net loss (3)	(3,612)	(3,226)	(4,699)	(5,093)
(1)	Excludes amounts related to the Fortress Assets and one commercial building in which we have a 10.0% subordinated interest.
(2)	Excludes amounts related to The Foundry and the L'Enfant Plaza assets as we discontinued applying the equity method of accounting after September 30, 2023 and September 30, 2022. In April 2024, the lender foreclosed on the mortgage loan secured by The Foundry and took possession of the property. In October 2024, the lender foreclosed on the mortgage loan secured by the L’Enfant Plaza assets and took possession of the properties.
(3)	Includes a $3.0 million gain for the nine months ended September 30, 2025 related to a prior year disposition. Includes the gain on the sale of Central Place Tower of $894,000 for the nine months ended September 30, 2024.

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

Unconsolidated VIEs

As of September 30, 2025 and December 31, 2024, we had interests in entities deemed to be VIEs. Although we may be responsible for managing the day-to-day operations of these investees, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. We account for our investment in these entities under the equity method. As of September 30, 2025 and December 31, 2024, the net carrying amounts of our investment in these entities were $82.3 million and $82.0 million, which were included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income of unconsolidated VIEs was included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees. See Note 17 for additional information.

Consolidated VIEs

JBG SMITH LP is our most significant consolidated VIE. We hold 81.3% of the limited partnership interest in JBG SMITH LP, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management. The noncontrolling interests of JBG SMITH LP do not have substantive liquidation rights, substantive kick-out rights without cause or substantive participating rights that could be exercised by a simple majority of noncontrolling interest limited partners (including by such a limited partner unilaterally). Because the noncontrolling interest holders do not have these rights, JBG SMITH LP is a VIE. As general partner, we have the power to direct the activities of JBG SMITH LP that most significantly affect its economic performance, and through our majority interest, we have both the right to receive benefits from and the obligation to absorb losses of JBG SMITH LP. Accordingly, we are the primary beneficiary of JBG SMITH LP and consolidate it in our financial statements. Because we conduct our business through JBG SMITH LP, its total assets and liabilities comprise substantially all our consolidated assets and liabilities.

In conjunction with the acquisition of Tysons Dulles Plaza in May 2025, we entered into a Reverse 1031 Exchange with a third-party intermediary, which was the legal owner of the entity that owned this asset. We determined that this entity was a VIE and that we were the primary beneficiary of the VIE. Accordingly, we consolidated the asset and its operations as of the acquisition date. Legal ownership of this entity was transferred to us by the third-party intermediary in July 2025.

6.Other Assets, Net

The following summarizes other assets, net:

	September 30, 2025	December 31, 2024

	(In thousands)
Prepaid expenses	$20,477	$10,834
Derivative financial instruments, at fair value	15,981	25,682
Deferred financing costs, net	5,091	7,280
Operating lease right-of-use assets	42,145	44,034
Investments in funds (1)	31,498	27,665
Other investments (2)	11,926	11,343
Other	4,264	4,480
Total other assets, net	$131,382	$131,318
(1)	Consists of investments in real estate-focused technology companies, which are recorded at their fair value based on their reported net asset value. The following summarizes unrealized and realized gains (losses), which were included in "Interest and other income, net" in our statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Unrealized gains	$2,300	$2,677	$2,017	$3,971
Realized losses	(69)	(143)	(69)	(765)

(2)	Primarily consists of equity investments in the Washington Housing Initiative ("WHI") Impact Pool and the LEO Impact Housing Fund. See Note 18 for additional information.

7.Debt

Mortgage Loans

The following summarizes mortgage loans:

	Weighted Average
	Effective
	Interest Rate (1)	September 30, 2025	December 31, 2024

		(In thousands)
Variable rate (2)	5.46%	$552,117	$587,254
Fixed rate (3)	5.12%	1,069,052	1,196,479
Mortgage loans		1,621,169	1,783,733
Unamortized deferred financing costs and premium / discount, net (4)		(43,373)	(16,560)
Mortgage loans, net		$1,577,796	$1,767,173
(1)	Weighted average effective interest rate as of September 30, 2025.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.17%, and the weighted average maturity date of the interest rate caps is in the fourth quarter of 2026. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of September 30, 2025, one-month term Secured Overnight Financing Rate ("SOFR") was 4.13%.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(4)	As of September 30, 2025, includes a discount of $29.6 million related to the mortgage loan assumed in connection with the acquisition of 1101 17th Street. See Note 3 for additional information.

As of September 30, 2025 and December 31, 2024, the net carrying value of real estate collateralizing our mortgage loans totaled $1.7 billion and $2.1 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity.

In June 2025, in connection with the sale of WestEnd25, we repaid the related $97.5 million mortgage loan. In February 2025, in connection with the sale of 8001 Woodmont, we repaid the related $99.7 million mortgage loan.

In September 2025, in connection with the acquisition of the remaining 45.0% interest in the unconsolidated real estate venture that owned 1101 17th Street, we assumed the related $60.0 million non-recourse interest-only mortgage loan with a fixed interest rate of 3.40% and a maturity date of July 14, 2026, which was recorded at its estimated fair value of $30.4 million. See Note 3 for additional information. In March 2025, we entered into a five-year interest-only $258.9 million mortgage loan with a fixed interest rate of 5.03% collateralized by the Ashley and Potomac buildings at RiverHouse Apartments and repaid the outstanding $307.7 million mortgage loan that was collateralized by the Ashley, Potomac and James buildings.

As of September 30, 2025 and December 31, 2024, we had various interest rate swap and cap agreements on certain mortgage loans with an aggregate notional value of $802.6 million and $1.4 billion. See Note 15 for additional information.

Revolving Credit Facility and Term Loans

As of September 30, 2025 and December 31, 2024, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2026, a $400.0 million term loan ("Tranche A-2 Term Loan") maturing in January 2028 and a $120.0 million term loan ("2023 Term Loan") maturing in June 2028. The revolving credit facility has two six-month extension options, and the Tranche A-1 Term Loan has one remaining one-year extension option.

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

The following summarizes amounts outstanding under the revolving credit facility and term loans:

	Effective
	Interest Rate (1)	September 30, 2025	December 31, 2024

		(In thousands)
Revolving credit facility (2) (3)	5.73%	$160,000	$85,000

Tranche A-1 Term Loan (4)	5.34%	$200,000	$200,000
Tranche A-2 Term Loan (5)	4.20%	400,000	400,000
2023 Term Loan (6)	5.41%	120,000	120,000
Term loans		720,000	720,000
Unamortized deferred financing costs, net		(1,550)	(2,147)
Term loans, net		$718,450	$717,853
(1)	Effective interest rate as of September 30, 2025. The interest rate for our revolving credit facility excludes a 0.20% facility fee.
(2)	As of September 30, 2025, daily SOFR was 4.24%. As of September 30, 2025 and December 31, 2024, letters of credit totaling $4.8 million and $15.2 million were outstanding under our revolving credit facility.
(3)	As of September 30, 2025 and December 31, 2024, excludes $5.1 million and $7.3 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our balance sheets.
(4)	The interest rate swaps fix SOFR at a weighted average interest rate of 4.00% through the extended maturity date of January 2027.
(5)	The interest rate swaps fix SOFR at a weighted average interest rate of 2.81% through the maturity date.
(6)	The interest rate swap fixes SOFR at an interest rate of 4.01% through the maturity date.

8.Other Liabilities, Net

The following summarizes other liabilities, net:

	September 30, 2025	December 31, 2024

	(In thousands)
Lease intangible liabilities, net	$1,892	$1,283
Lease incentive liabilities	9,253	2,590
Liabilities related to operating lease right-of-use assets	41,639	44,430
Prepaid rent	12,334	12,978
Security deposits	13,285	11,167
Environmental liabilities	17,468	17,468
Deferred tax liability, net	4,420	3,917
Dividends payable	—	17,611
Derivative financial instruments, at fair value	13,234	2,395
Accrual for loss contingencies	2,500	—
Other	8,666	1,988
Total other liabilities, net	$124,691	$115,827

9.Redeemable Noncontrolling Interests

JBG SMITH LP

OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. Vested LTIP Units are convertible into OP Units. During the nine months ended September 30, 2025 and 2024, unitholders redeemed 1.2 million and 827,012 OP Units, which we elected to redeem for an equivalent number of our common shares. As of September 30, 2025, outstanding OP Units and convertible LTIP Units totaled 13.6 million, representing an 18.7% ownership interest in JBG SMITH LP. Our OP Units and certain vested LTIP Units are presented at the higher of their redemption value or their carrying value, with adjustments to the redemption value recognized in "Additional paid-in capital" in our balance sheets. Redemption value per OP Unit is equivalent to the market value of one common share at the end of the period. During the fourth quarter of 2025, through October 24, 2025, unitholders redeemed 262,641 OP Units and LTIP Units, which we elected to redeem for an equivalent number of our common shares.

Consolidated Real Estate Venture

In May 2025, we sold a 40.0% noncontrolling interest in a real estate venture that owns West Half, a multifamily asset in Washington, D.C., for $100.0 million. Following this transaction, we retained a 60.0% ownership interest and control of the venture. We accounted for this transaction as an equity transaction and will continue to account for the asset on a consolidated basis. Pursuant to the terms of the venture agreement: (i) operating distributions are made in accordance with ownership percentages and liquidity event distributions are made pursuant to a waterfall structure whereby our venture partner is entitled to a priority return; (ii) we are required to fund all cash flow deficits; (iii) we have the right to cause a sale of the property as long as the proceeds from the sale are sufficient to cover our venture partner’s interest and required return; and (iv) our venture partner has the right, but not the obligation, to cause a sale of the property after the second-year anniversary of closing upon which we can either acquire our venture partner’s interest or market the asset for sale.

Given these rights held by our venture partner, we account for its interest in the venture as a redeemable noncontrolling interest. The carrying amount of the redeemable noncontrolling interest is adjusted at the end of each reporting period to reflect the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income (loss) and distributions, or (ii) the redemption value at the balance sheet date. Any adjustments to the carrying amount are recognized in "Additional paid-in capital" in our balance sheets.

The following summarizes the activity of redeemable noncontrolling interests:

	Three Months Ended September 30,
	2025			2024
		Consolidated
	JBG	Real Estate		JBG
	SMITH LP	Venture	Total	SMITH LP

	(In thousands)
Balance, beginning of period	$429,203	$114,000	$543,203	$436,673
Redemptions	(9,296)	—	(9,296)	(3,553)
Net income (loss)	(6,541)	84	(6,457)	(4,365)
Other comprehensive loss	(181)	—	(181)	(5,595)
Contributions (distributions), net	(2,883)	(674)	(3,557)	(2,874)
Share-based compensation expense	3,591	—	3,591	4,424
Adjustment to redemption value	38,455	442	38,897	20,235
Balance, end of period	$452,348	$113,852	$566,200	$444,945

	Nine Months Ended September 30,
	2025			2024
		Consolidated
	JBG	Real Estate		JBG
	SMITH LP	Venture	Total	SMITH LP

	(In thousands)
Balance, beginning of period	$423,632	$—	$423,632	$440,737
Redemptions	(20,150)	—	(20,150)	(13,769)
LTIP Units issued in lieu of cash compensation (1)	3,048	—	3,048	3,836
Net income (loss)	(18,481)	106	(18,375)	(12,353)
Other comprehensive loss	(3,627)	—	(3,627)	(4,003)
Contributions (distributions), net	(5,781)	99,326	93,545	(8,714)
Share-based compensation expense	16,606	—	16,606	24,287
Adjustment to redemption value	57,101	14,420	71,521	14,924
Balance, end of period	$452,348	$113,852	$566,200	$444,945
(1)	See Note 11 for additional information.

10.Property Rental Revenue

The following summarizes property rental revenue from our non-cancellable leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Fixed	$95,965	$105,015	$288,857	$321,594
Variable	8,016	8,334	23,132	26,927
Property rental revenue	$103,981	$113,349	$311,989	$348,521

11.Share-Based Payments

LTIP Units and Time-Based LTIP Units

During the nine months ended September 30, 2025, we granted to certain employees 739,391 LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") and a weighted average grant-date fair value of $13.59 per unit that vest ratably over four years subject to continued employment and require a three-year post vesting hold for named executive officers. Compensation expense for these units is primarily recognized over a four-year period.

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

The aggregate grant-date fair value of the Time-Based LTIP Units and the LTIP Units granted during the nine months ended September 30, 2025 was $14.0 million. The Time-Based LTIP Units and the LTIP Units were valued based on the closing common share price on the grant date, less a discount for post-grant restrictions. The discount was determined using Monte Carlo simulations based on the following significant assumptions:

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

The aggregate grant-date fair value of the AO LTIP Units granted during the nine months ended September 30, 2025 was $1.5 million, valued using Monte Carlo simulations based on the following significant assumptions:

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

ESPP

Pursuant to the ESPP, employees purchased 48,017 common shares for $653,000 during the nine months ended September 30, 2025, valued using the Black-Scholes model based on the following significant assumptions:

Expected volatility	32.0% to 37.0%
Dividend yield	4.1% to 4.7%
Risk-free interest rate	4.4%
Expected life	3 months

Share-Based Compensation Expense

The following summarizes share-based compensation expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	X	2025	2024

	(In thousands)
Time-Based LTIP Units	$2,602	$3,191		$12,031	$14,548
AO LTIP Units and Performance-Based LTIP Units	989	1,233		3,675	8,187
LTIP Units	—	—		900	1,552
Other equity awards (1)	1,590	1,082		4,093	3,294
Total share-based compensation expense	5,181	5,506		20,699	27,581
Less: amount capitalized	(214)	(377)		(845)	(1,423)
Share-based compensation expense	$4,967	$5,129		$19,854	$26,158
(1)	Primarily comprising compensation expense for: (i) fully vested LTIP Units issued to certain employees in lieu of all or a portion of any cash bonuses earned, (ii) RSUs and (iii) shares issued under our ESPP.

As of September 30, 2025, we had $17.3 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 1.8 years.

12.Transaction and Other Costs

The following summarizes transaction and other costs:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	X	2025	2024

	(In thousands)
Completed, potential and pursued transaction expenses (1)	$141	$104		$2,703	$1,645
Severance and other costs	325	563		2,104	1,075
Demolition costs	28	—		444	285
Transaction and other costs	$494	$667		$5,251	$3,005
(1)	Primarily consists of deal costs and legal costs related to pursued transactions.

13.Interest Expense

The following summarizes interest expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	X	2025	2024

	(In thousands)
Interest expense before capitalized interest	$32,501	$35,142		$100,274	$97,216
Amortization of deferred financing costs	3,565	4,081		11,410	12,163
Net unrealized (gain) loss on non-designated derivatives	(4)	8		(59)	77
Capitalized interest	(1,281)	(3,964)		(6,073)	(12,056)
Interest expense	$34,781	$35,267		$105,552	$97,400

14.Shareholders' Equity and Loss Per Common Share

Common Shares Repurchased

Our Board of Trustees has authorized the repurchase of up to $2.0 billion of our outstanding common shares. During the three and nine months ended September 30, 2025, we repurchased and retired 3.1 million and 26.4 million common shares for $62.9 million and $435.3 million, a weighted average purchase price per share of $20.21 and $16.46. During the three and nine months ended September 30, 2024, we repurchased and retired 3.1 million and 10.8 million common shares for $50.2 million and $168.1 million, a weighted average purchase price per share of $16.23 and $15.61. Since we began the share repurchase program through September 30, 2025, we have repurchased and retired 83.2 million common shares for $1.6 billion, a weighted average purchase price per share of $18.78.

During the fourth quarter of 2025, through October 24, 2025, we repurchased and retired 383,758 common shares for $7.9 million, a weighted average purchase price per share of $20.49, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

The following summarizes the calculation of basic and diluted loss per common share and reconciles net loss to the amounts of net loss available to common shareholders used in calculating basic and diluted loss per common share:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	X	2025	2024

	(In thousands, except per share amounts)
Net loss	$(35,012)	$(31,309)		$(111,891)	$(106,913)
Net loss attributable to redeemable noncontrolling interests	6,457	4,365		18,375	12,353
Net (income) loss attributable to noncontrolling interests	—	(36)		—	10,931
Net loss attributable to common shareholders	(28,555)	(26,980)		(93,516)	(83,629)
Distributions to participating securities	(449)	(439)		(903)	(1,596)
Net loss available to common shareholders - basic and diluted	$(29,004)	$(27,419)		$(94,419)	$(85,225)

Weighted average number of common shares outstanding - basic and diluted	60,606	85,292		70,062	89,637

Loss per common share - basic and diluted	$(0.48)	$(0.32)		$(1.35)	$(0.95)

The effect of the redemption of OP Units, Time-Based LTIP Units, fully vested LTIP Units and special equity awards that were outstanding as of September 30, 2025 and 2024 is excluded in the computation of diluted loss per common share as the assumed redemption of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted loss per share). Since OP Units, Time-Based LTIP Units, LTIP Units and special equity awards, which are held by noncontrolling interests, are attributed gains at an identical proportion to the common shareholders, the gains attributable and their equivalent weighted average impact are excluded from loss available to common shareholders and from the weighted average number of common shares outstanding in calculating diluted loss per common share. AO LTIP Units, Performance-Based LTIP Units, formation awards and RSUs, which totaled 7.9 million and 8.0 million for the three and nine months ended September 30, 2025, and 7.9 million for three and nine months ended September 30, 2024, were excluded from the calculation of diluted loss per common share as they were antidilutive, but could be dilutive in the future.

Dividends Declared in October 2025

On October 23, 2025, our Board of Trustees declared a quarterly dividend of $0.175 per common share, payable on November 20, 2025 to shareholders of record as of November 6, 2025.

Issuance of Class B Common Shares ("Class B Shares")

Effective October 27, 2025, 30.0 million authorized but unissued common shares were reclassified as Class B common shares, and on October 27, 2025, we issued 13.9 million Class B Shares, with a par value of $0.01 per share, to certain LTIP Unit and OP Unit holders. Holders of Class B Shares will be entitled to vote on all matters submitted to our shareholders, with common shares and Class B Shares voting as a single class. Class B Shares will be automatically cancelled and redeemed upon the redemption of each corresponding OP Unit. Class B Shares will not be listed on any national securities exchange, and do not have any economic rights or rights to any dividends, distributions or proceeds upon our liquidation. Similarly, the Class B shares will be excluded from the calculation of earnings (loss) per common share as they do not participate in profits or losses.

15.Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments.

As of September 30, 2025 and December 31, 2024, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized gain (loss) on our derivative financial instruments designated as effective hedges was ($2.9) million and $17.2 million as of September 30, 2025 and December 31, 2024 and was recorded in "Accumulated other comprehensive income (loss)" in our balance sheets, of which a portion was allocated to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $371,000 of the net unrealized gain as a decrease to interest expense.

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

The following summarizes assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2025
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$9,042	—	$9,042	—
Classified as liabilities in "Other liabilities, net"	6,418	—	6,418	—
Non-designated derivatives:
Classified as assets in "Other assets, net"	6,939	—	6,939	—
Classified as liabilities in "Other liabilities, net"	6,816	—	6,816	—

December 31, 2024
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$23,367	—	$23,367	—
Classified as liabilities in "Other liabilities, net"	90	—	90	—
Non-designated derivatives:
Classified as assets in "Other assets, net"	2,315	—	2,315	—
Classified as liabilities in "Other liabilities, net"	2,305	—	2,305	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2025 and December 31, 2024, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains (losses) included in "Other comprehensive income (loss)" in our statements of comprehensive loss for the three and nine months ended September 30, 2025 and 2024 were attributable to the net change in unrealized gains (losses) related to effective derivative financial instruments that were outstanding during those periods, none of which were reported in our statements of operations as the derivative financial instruments were documented and qualified as hedging instruments. Realized and unrealized gains (losses) related to non-designated hedges are included in "Interest expense" in our statements of operations.

Fair Value Measurements on a Nonrecurring Basis

Our real estate assets are reviewed for impairment whenever there are changes in circumstances or indicators that the carrying amount of the assets may not be recoverable. Real estate held for sale is carried at the lower of carrying amounts or estimated fair value less disposal costs.

During the nine months ended September 30, 2025, this assessment resulted in the impairment of The Batley, 2200 Crystal Drive and a development parcel, which had an estimated fair value totaling $172.5 million based on a market approach and were classified as Level 2 in the fair value hierarchy. Impairment losses totaled $4.8 million and $45.1 million for the three and nine months ended September 30, 2025, which were included in "Impairment loss" in our statements of operations. The Batley was sold in July 2025.

Financial Assets and Liabilities Not Measured at Fair Value

As of September 30, 2025 and December 31, 2024, all financial assets and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	September 30, 2025		December 31, 2024
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgage loans	$1,621,169	$1,614,099	$1,783,733	$1,749,904
Revolving credit facility	160,000	160,098	85,000	84,886
Term loans	720,000	719,769	720,000	715,929
(1)	The carrying amount consists of principal only.

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

The following summarizes NOI at our share for our multifamily and commercial segments, including a reconciliation to our total NOI at our share:

	Three Months Ended September 30, 2025
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$47,450	$52,587	$100,037
Other property revenue	845	4,183	5,028
Total property revenue	48,295	56,770	105,065
Property expense:
Real estate taxes	5,484	5,902	11,386
Payroll	3,553	3,197	6,750
Utilities	4,115	4,342	8,457
Repairs and maintenance	5,909	5,300	11,209
Other property operating	3,054	4,774	7,828
Total property expense	22,115	23,515	45,630
NOI from reportable segments	$26,180	$33,255	59,435
Other NOI (1)			(549)
NOI			$58,886
	Three Months Ended September 30, 2024
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$55,425	$55,688	$111,113
Other property revenue	1,085	4,620	5,705
Total property revenue	56,510	60,308	116,818
Property expense:
Real estate taxes	5,861	5,031	10,892
Payroll	4,040	3,257	7,297
Utilities	4,440	4,518	8,958
Repairs and maintenance	6,369	5,464	11,833
Other property operating	3,495	4,515	8,010
Total property expense	24,205	22,785	46,990
NOI from reportable segments	$32,305	$37,523	69,828
Other NOI (1)			(1,492)
NOI			$68,336

	Nine Months Ended September 30, 2025
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$155,616	$154,026	$309,642
Other property revenue	2,120	12,487	14,607
Total property revenue	157,736	166,513	324,249
Property expense:
Real estate taxes	17,220	17,297	34,517
Payroll	11,141	9,306	20,447
Utilities	11,809	10,511	22,320
Repairs and maintenance	17,623	15,005	32,628
Other property operating	9,283	13,306	22,589
Total property expense	67,076	65,425	132,501
NOI from reportable segments	$90,660	$101,088	191,748
Other NOI (1)			(1,937)
NOI			$189,811

	Nine Months Ended September 30, 2024
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$159,359	$177,320	$336,679
Other property revenue	2,738	13,245	15,983
Total property revenue	162,097	190,565	352,662
Property expense:
Real estate taxes	16,740	20,705	37,445
Payroll	12,444	10,045	22,489
Utilities	11,376	11,389	22,765
Repairs and maintenance	16,200	16,272	32,472
Other property operating	8,468	13,054	21,522
Total property expense	65,228	71,465	136,693
NOI from reportable segments	$96,869	$119,100	215,969
Other NOI (1)			(4,542)
NOI			$211,427
(1)	Includes activity related to development assets and land assets for which we are the ground lessor.

The following summarizes our third-party real estate services business at our share:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	X	2025	2024

	(In thousands, at our share)
Property management fees	$3,321	$3,903		$9,961	$11,892
Asset management fees	1,049	1,139		2,335	3,305
Development fees	361	323		1,348	982
Leasing fees	583	998		2,336	3,246
Construction management fees	179	342		677	903
Other service revenue	1,082	1,551		3,152	3,812
Third-party real estate services revenue, excluding reimbursements	6,575	8,256		19,809	24,140
Third-party real estate services expenses, excluding reimbursements	5,725	7,166		18,358	28,428
Net third-party real estate services, excluding reimbursements	$850	$1,090		$1,451	$(4,288)

The following reconciles revenue at our share to total revenue per the statements of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	X	2025	2024

	(In thousands)
Total property revenue at our share	$105,065	$116,818		$324,249	$352,662
Third-party real estate services revenue, excluding reimbursements, at our share	6,575	8,256		19,809	24,140
Reimbursement revenue (1)	8,077	8,473		24,126	27,109
Our share of revenue attributable to unconsolidated real estate ventures	(2,146)	(2,147)		(6,403)	(8,667)
Real estate venture partner’s share of revenue attributable to consolidated real estate ventures	1,761	—		2,269	—
Other property revenue	2,061	724		5,150	4,035
Other adjustments (2)	2,477	3,902		1,835	17,251
Total revenue per statements of operations	$123,870	$136,026		$371,035	$416,530
(1)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.
(2)	Adjustment to include deferred rent, above/below market lease amortization, commercial lease termination revenue and lease incentive amortization.

The following reconciles NOI at our share to loss before income tax (expense) benefit:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	X	2025	2024

	(In thousands)
NOI at our share	$58,886	$68,336		$189,811	$211,427
Net third-party real estate services, excluding reimbursements, at our share	850	1,090		1,451	(4,288)
Add:
Income (loss) from unconsolidated real estate ventures, net	(664)	(745)		(165)	4
Interest and other income, net	2,378	4,573		3,601	10,105
Gain (loss) on the sale of real estate, net	4,660	(5,352)		47,029	(5,066)
Less:
Depreciation and amortization expense	48,164	50,050		143,311	158,211
General and administrative expense: corporate and other	13,214	11,881		45,491	43,855
Transaction and other costs	494	667		5,251	3,005
Interest expense	34,781	35,267		105,552	97,400
(Gain) loss on the extinguishment of debt, net	—	(43)		2,402	(43)
Impairment loss	4,771	—		45,067	18,236
Adjustments:
Our share of net third-party real estate services attributable to real estate ventures	(197)	(117)		(712)	(451)
NOI attributable to unconsolidated real estate ventures at our share	(1,012)	(1,292)		(3,289)	(5,506)
Real estate venture partner’s share of NOI attributable to consolidated real estate ventures	915	—		1,187	—
Non-cash rent adjustments (1)	(1,561)	3,817		(4,071)	7,756
Other adjustments (2)	3,083	(2,966)		984	(270)
Total adjustments	1,228	(558)		(5,901)	1,529
Loss before income tax (expense) benefit	$(34,086)	$(30,478)		$(111,248)	$(106,953)
(1)	Adjustment to include deferred rent, above/below market lease amortization and lease incentive amortization.
(2)	Adjustment to include payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue, related party management fees, corporate entity activity and inter-segment activity.

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

Construction Commitments

As of September 30, 2025, we had one asset under construction, Valen, and are building a new amenity hub at 2011 Crystal Drive that together, based on our current plans and estimates, require an additional $26.1 million to complete, which we anticipate will be primarily expended over the next year.

Environmental Matters

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any conditions identified by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $17.5 million as of September 30, 2025 and December 31, 2024, and are included in "Other liabilities, net" in our balance sheets.

Legal Proceedings

In November 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc., a provider of revenue management systems, numerous multifamily rental companies, and 14 owners and/or operators of multifamily housing in the District of Columbia, including JBG Associates, L.L.C., one of our subsidiaries, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data. The District of Columbia is seeking monetary damages, equitable relief, attorneys’ fees, interest and costs. While we intend to vigorously defend against this lawsuit, given the current stage of the District of Columbia’s lawsuit, we are unable to predict the outcome or estimate the amount of loss, if any, that may result from the lawsuit. While we do not believe that these proceedings will have a material adverse effect on our financial condition, we cannot give assurance that the proceedings will not have a material effect on our results of operations or cash flows in the event of a negative outcome.

We, along with multiple other parties, are named defendants in a lawsuit arising out of a condominium development project known as Wardman Tower in Washington, D.C. The lawsuit was filed by the Wardman Tower Residential Condominium Unit Owners Association in the Superior Court of the District of Columbia on November 25, 2020. The lawsuit seeks damages resulting primarily from alleged construction and design deficiencies, alleged misrepresentations and claims alleged under the D.C. Consumer Protection Procedures Act ("CPPA"). The lawsuit seeks $185.0 million in compensatory damages, plus treble damages related to the CPPA claims, and attorney’s fees and costs. The lawsuit has been scheduled for a bench trial, which is currently set to begin on November 10, 2025. The Wardman Tower project was designed and constructed by other parties and achieved substantial completion prior to our formation. We were not involved in any way with the project but one of our subsidiary entities, that is not a defendant in the litigation, served as the fee developer for the project owner. We deny liability for the claims asserted and will vigorously defend ourselves against the claims alleged in the litigation. However, no assurance can be given that the matter will be resolved favorably.

There are various other legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows. Our accrual for loss contingencies relating to unresolved legal matters was included in "Other liabilities, net" in our balance sheets. Actual losses may differ materially from amounts recorded and the ultimate outcome of these legal proceedings is generally not yet determinable.

Other

As of September 30, 2025, we had committed tenant-related obligations totaling $33.7 million. The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (i) guarantee portions of the principal, interest and other amounts in connection with borrowings, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings, or (iii) provide guarantees to lenders and other third parties for the completion and stabilization of development projects. We customarily have agreements with our outside venture partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. At times, we also have agreements with certain of our outside venture partners whereby we agree to either indemnify the partners and/or the associated ventures with respect to certain contingent liabilities associated with operating assets or to reimburse our partner for its share of any payments made by them under certain guarantees. Guarantees (excluding environmental) customarily terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. Amounts that we may be required to pay in future periods in relation to guarantees associated with budget overruns or operating losses are not estimable. As of September 30, 2025, we had no principal payment guarantees related to our unconsolidated real estate ventures.

Additionally, with respect to borrowings of our consolidated entities, we may agree to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion and stabilization of development projects. As of September 30, 2025, we had no debt principal payment guarantees related to our consolidated real estate assets.

As of September 30, 2025, we had unfunded capital commitments totaling $6.4 million related to our investments in real estate-focused technology companies and $3.4 million related to our investments in the WHI Impact Pool and the LEO Impact Housing Fund. See Note 18 for additional information.

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

LEO Impact Capital ("LEO"), our workforce housing platform dedicated to acquiring, financing and operating multifamily housing in high impact neighborhoods to preserve affordability for middle-income residents, manages the WHI Impact Pool. The WHI Impact Pool completed fundraising in 2020 with capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million. Additionally, LEO had an initial closing of its new multi-market fund, the LEO Impact Housing Fund, totaling $43.5 million ($64.5 million including accordions), which included a commitment from us of $1.3 million. As of September 30, 2025, our remaining unfunded commitments totaled $3.4 million.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds, the WHI Impact Pool, the LEO Impact Housing Fund and their affiliates was $2.5 million and $7.3 million for the three and nine months ended September 30, 2025, and $3.2 million and $10.3 million for the three and nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, we had receivables from the JBG Legacy Funds, the WHI Impact Pool, the LEO Impact Housing Fund and their affiliates totaling $966,000 and $2.1 million for such services.

We lease our corporate offices from an unconsolidated real estate venture, in which we have a 20.0% interest, and incurred $1.3 million and $3.9 million of rent expense for the three and nine months ended September 30, 2025, and $1.3 million and $4.1 million of rent expense for the three and nine months ended September 30, 2024, which was included in "General and administrative expense" in our statements of operations.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $1.9 million and $6.0 million for the three and nine months ended September 30, 2025, and $2.5 million and $7.2 million for the three and nine months ended September 30, 2024, which was included in "Property operating expenses" in our statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "estimates," "intends," "plans," "would," "may" or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict such as the impact of the current government shutdown on the economic activity in the Washington, D.C. metropolitan area. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 18, 2025 ("Annual Report") and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and our Annual Report.

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of September 30, 2025 and December 31, 2024, and for the three and nine months ended September 30, 2025 and 2024. References to our balance sheets refer to our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. References to our statements of operations refer to our condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024.

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

We compete with many property owners and developers. Our success depends upon, among other factors, trends affecting national and local economies, the financial condition and operating results of current and prospective tenants, the availability and cost of capital, interest rates, construction and renovation costs, taxes, governmental regulations and legislation, population trends, zoning laws, and our ability to lease, sublease or sell our assets at profitable levels. Our success is also subject to our ability to refinance existing debt with acceptable terms as it comes due.

Overview

As of September 30, 2025, our Operating Portfolio consisted of 37 operating assets comprising 14 multifamily assets totaling 6,164 units (5,978 units at our share), 21 commercial assets totaling 7.0 million square feet (6.7 million square feet at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, we have one under-construction multifamily asset with 355 units (355 units at our share) and 19 assets in the development pipeline totaling 10.7 million square feet (8.7 million square feet at our share) of estimated potential development density.

We continue to implement our comprehensive plan to reposition our holdings in National Landing by executing a broad array of placemaking strategies. Our placemaking includes the delivery of new multifamily assets, the delivery of redeveloped and new office assets subject to demand therefor, amenity retail, and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. In keeping with our dedication to placemaking, each new project is intended to contribute to an authentic and distinct neighborhood by creating a vibrant street environment with robust retail offerings and other amenities, including improved public spaces. In 2024, we delivered The Grace and Reva with 808 multifamily units and approximately 38,000 square feet of retail space. In the first quarter of 2025, we completed construction on The Zoe, a 420-unit multifamily tower, and we have fully leased the approximately 8,000 square feet of ground floor retail. Valen, a 355-unit multifamily tower adjacent to The Zoe, was completed during the third quarter of 2025. Additionally, in 2024, we started construction on a new office amenity hub at 2011 Crystal Drive that, along with a repositioning of the asset itself, brings to National Landing a large-scale externally managed meeting and conference facility, two elevated food and beverage offerings, and an activated public lobby.

Outlook

The current government shutdown has already impacted the economic activity in the Washington, D.C. metropolitan area and, if prolonged, could begin to hinder tenants' desire to make leasing decisions, and significantly dampen regional economic activity. The uncertainty surrounding federal operations and procurement, particularly in a market as closely tied to government and defense spending as ours, poses real risks to growth and stability. Through all of this uncertainty, we remain focused on the fundamental component of our strategy of maximizing long-term net asst value ("NAV") per share through disciplined capital allocation and intend to continue seeking new investments that offer the most accretive returns and that align with our strategy and competitive advantages. We anticipate that new investments will be financed through a combination of asset sales, private equity joint ventures, and issuances of public equity. These new investments may include share repurchases, distressed office investments and other opportunistic investments in partnership with third-party capital. The latter may allow us to capitalize on distressed pricing in the office market, to monetize our land bank, and to generate additional fee and carried interest revenue. We intend to continue to opportunistically sell or recapitalize assets (which may be multifamily, commercial and/or retail assets) as well as land sites where a ground lease or joint venture execution may represent the most attractive path to maximizing value. In a climate where office valuations are near cyclical lows with limited liquidity, the most efficiently priced source of capital will likely come from our multifamily assets. To that end, we are currently marketing for sale select multifamily and land assets. During the nine months ended September 30, 2025, we sold three multifamily assets and one development parcel for total gross sales proceeds of $546.0 million and sold a 40.0% interest in a real estate venture that owns West Half, a multifamily asset, for $100.0 million. Recycling these assets will also further advance our strategy to concentrate our portfolio in National Landing. As long as we believe our share price does not reflect the underlying, intrinsic value of our business, we expect to continue repurchasing shares through our share repurchase plan (which had a capacity of $436.3 million as of September 30, 2025) and to fund such repurchases through such asset sales or recapitalizations.

Our operating multifamily portfolio occupancy was 87.2% as of September 30, 2025, an increase of 140 basis points as compared to June 30, 2025. During the third quarter of 2025, effective rents, which represent the average change in rental rates versus expiring rental rates net of concessions, decreased by 0.8% for new leases and increased by 4.6% upon renewal while achieving a 56.3% renewal rate across our portfolio. The Grace and Reva, which were placed into service the second quarter of 2024 were 83.8% and 81.2% leased, and The Zoe, which was placed into service the second quarter of 2025, was 50.8% leased as of September 30, 2025. Valen was completed during the third quarter of 2025. As a result of these deliveries, interest expense has increased for these assets as we have ceased capitalizing the related interest expense.

Our office portfolio occupancy was 75.7% as of September 30, 2025, an increase of 90 basis points as compared to June 30, 2025. Our leasing efforts continue to focus on buildings with long-term potential, concentrating occupancy in areas of

National Landing that we have enhanced through our placemaking initiatives and that are accessible via multi-modal transportation. We took approximately 618,000 office square feet out of service in 2024 at 1800 South Bell Street, 2100 Crystal Drive and 2200 Crystal Drive. Additionally, during the first quarter of 2025, we took 197,124 square feet out of service at 1901 South Bell Street, a commercial asset, and expect to take the remainder of the asset out of service as tenants vacate. With the objective of ultimately reducing our competitive office inventory in National Landing, we expect to help foster a healthier long-term office market while repurposing older, underutilized buildings for redevelopment or conversion to multifamily housing, hospitality or other complimentary uses that will support a vibrant mixed-use environment.

We have 10.7 million square feet (8.7 million square feet at our share) of estimated potential development density in our development pipeline and intend to look to source joint venture capital as a means of funding these developments as market conditions permit.

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

Operating Results

Key highlights for the three and nine months ended September 30, 2025 included:

●	net loss attributable to common shareholders of $28.6 million, or $0.48 per diluted common share, for the three months ended September 30, 2025 compared to $27.0 million, or $0.32 per diluted common share, for the three months ended September 30, 2024. Net loss attributable to common shareholders of $93.5 million, or $1.35 per diluted common share, for the nine months ended September 30, 2025 compared to $83.6 million, or $0.95 per diluted common share, for the nine months ended September 30, 2024;
●	third-party real estate services revenue, including reimbursements, of $14.7 million and $44.4 million for the three and nine months ended September 30, 2025, and $17.1 million and $52.3 million for the three and nine months ended September 30, 2024;
●	operating multifamily portfolio leased and occupied percentages (1) at our share of 89.1% and 87.2% as of September 30, 2025 as compared to 89.0% and 85.8% as of June 30, 2025, and 92.7% and 90.6% as of September 30, 2024;
●	operating commercial portfolio leased and occupied percentages at our share of 77.6% and 75.7% as of September 30, 2025 compared to 76.5% and 74.8% as of June 30, 2025, and 80.7% and 79.1% as of September 30, 2024;
●	the leasing of 182,000 square feet at our share, at an initial rent (2) of $46.97 per square foot and a GAAP-basis weighted average rent per square foot (3) of $47.07 for the three months ended September 30, 2025, and the leasing of 461,000 square feet at our share, at an initial rent (2) of $48.76 per square foot and a GAAP-basis weighted average rent per square foot (3) of $47.91 for the nine months ended September 30, 2025; and
●	a decrease in same store (4) net operating income ("NOI") of 6.7% to $54.1 million for the three months ended September 30, 2025 compared to $57.9 million for the three months ended September 30, 2024, and a decrease in same store (4) NOI of 5.4% to $168.7 million for the nine months ended September 30, 2025 compared to $178.4 million for the nine months ended September 30, 2024.
(1)	2221 S. Clark Street - Residential and 900 W Street are excluded from leased and occupied percentages as they are operated as short-term rental properties.
(2)	Represents the cash basis weighted average starting rent per square foot at our share, which excludes free rent, fixed escalations and percentage rent.

(3)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations, but excluding the effect of percentage rent.
(4)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared except for properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the nine months ended September 30, 2025 included:

●	the acquisition of Tysons Dulles Plaza and the remaining 45.0% interest in an unconsolidated real estate venture that owned 1101 17th Street. See Note 3 to the financial statements for additional information;
●	the sale of The Batley, WestEnd25, 8001 Woodmont and a development parcel. See Note 3 to the financial statements for additional information;
●	the sale of a 40.0% noncontrolling interest in a real estate venture that owns West Half. See Note 9 to the financial statements for additional information;
●	the refinancing of the RiverHouse Apartments mortgage loan. See Note 7 to the financial statements for additional information;
●	the net borrowing of $75.0 million under our revolving credit facility;
●	the payment of dividends totaling $38.1 million and distributions to redeemable noncontrolling interests of $9.3 million;
●	the repurchase and retirement of 26.4 million of our common shares for $435.3 million, a weighted average purchase price per share of $16.46; and
●	the investment of $92.2 million in development costs, construction in progress and real estate additions.

Activity subsequent to September 30, 2025 included:

●	the declaration of a quarterly dividend of $0.175 per common share, payable on November 20, 2025 to shareholders of record as of November 6, 2025; and
●	the repurchase and retirement of 383,758 common shares for $7.9 million, a weighted average purchase price per share of $20.49, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

Critical Accounting Estimates

Our Annual Report contains a description of our critical accounting estimates, including asset acquisitions, real estate, investments in real estate ventures and revenue recognition. There have been no significant changes to our policies during the nine months ended September 30, 2025.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of recent accounting pronouncements.

Results of Operations

During the nine months ended September 30, 2025, we sold The Batley, WestEnd25 and 8001 Woodmont, and in 2024, we sold North End Retail, Fort Totten Square and 2101 L Street. We collectively refer to these assets as the "Disposed Properties" in the discussion below. In 2024, we took 1800 South Bell Street, 2100 Crystal Drive and 2200 Crystal Drive out of service, and during the first quarter of 2025, we took 197,124 square feet out of service at 1901 South Bell Street. During the nine months ended September 30, 2025, we acquired Tysons Dulles Plaza and the remaining 45.0% interest in an unconsolidated real estate venture that owned 1101 17th Street. In 2024, we began leasing The Grace and Reva, and in 2025, we began leasing The Zoe and Valen.

Comparison of the Three Months Ended September 30, 2025 to 2024

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended September 30, 2025 compared to the same period in 2024:

	Three Months Ended September 30,
	2025	2024	% Change

	(Dollars in thousands)
Property rental revenue	$103,981	$113,349	(8.3)%
Third-party real estate services revenue, including reimbursements	14,711	17,061	(13.8)%
Depreciation and amortization expense	48,164	50,050	(3.8)%
Property operating expense	36,564	39,258	(6.9)%
Real estate taxes expense	12,284	11,812	4.0%
General and administrative expense:
Corporate and other	13,214	11,881	11.2%
Third-party real estate services	14,058	16,088	(12.6)%
Interest expense	34,781	35,267	(1.4)%
Gain (loss) on the sale of real estate, net	4,660	(5,352)	(187.1)%
Impairment loss	4,771	—	*

* Not meaningful.

Property rental revenue decreased by approximately $9.4 million, or 8.3%, to $104.0 million in 2025 from $113.3 million in 2024. The decrease was primarily due to a $6.1 million decrease in revenue from our multifamily assets and a $4.1 million decrease in revenue from our commercial assets. The decrease in revenue from our multifamily assets was primarily due to a $12.2 million decrease related to the Disposed Properties, partially offset by a $4.9 million increase related to the continued lease up of The Grace, Reva, The Zoe and Valen, and higher rents across the portfolio. The decrease in revenue from our commercial assets was primarily due to a $3.6 million decrease related to the Disposed Properties, a $1.3 million decrease related to taking 2200 Crystal Drive out of service, and lower occupancy across the portfolio, partially offset by a $4.0 million increase in lease termination revenue and a $3.9 million increase related to the acquisition of Tysons Dulles Plaza and the consolidation of 1101 17th Street.

Third-party real estate services revenue, including reimbursements, decreased by approximately $2.4 million, or 13.8%, to $14.7 million in 2025 from $17.1 million in 2024. The decrease was primarily due to a $704,000 decrease in property management fees, a $517,000 decrease in reimbursement revenue, a $494,000 decrease in other service revenue and a $417,000 decrease in leasing fees.

Depreciation and amortization expense decreased by approximately $1.9 million, or 3.8%, to $48.2 million in 2025 from $50.1 million in 2024. The decrease was primarily due to (i) a $6.1 million decrease related to the Disposed Properties, (ii) a $2.0 million decrease related to certain assets being fully depreciated in 2024 and (iii) a $1.4 million decrease related to certain assets written off in 2024. The decrease in depreciation and amortization expense was partially offset by (iv) a $3.3 million increase related to 2231 Crystal Drive and 2011 Crystal Drive due to the acceleration of depreciation for certain assets in 2025, (v) a $3.1 million increase related to The Zoe and Valen, which were placed into service in 2025, and (vi) a $1.2 million increase related to the acquisition of Tysons Dulles Plaza.

Property operating expense decreased by approximately $2.7 million, or 6.9%, to $36.6 million in 2025 from $39.3 million in 2024. The decrease was primarily due to a $1.4 million decrease in property operating expense from our multifamily assets, a $1.1 million decrease in other property operating expense and a $178,000 decrease in property operating expense from our commercial assets. The decrease in property operating expense from our multifamily assets was primarily due to a $3.6 million decrease related to the Disposed Properties, partially offset by a $1.6 million increase related to the continued lease up of The Grace, Reva, The Zoe and Valen, and higher operating expenses primarily related to repairs and maintenance and utilities expenses across the portfolio. The decrease in other property operating expense was primarily due to a $915,000 decrease in insurance claims covered by our captive insurance subsidiary. The decrease in property operating expense from our commercial assets was primarily due to a $1.2 million decrease related to the Disposed Properties, partially offset by a $1.1 million increase related to the acquisition of Tysons Dulles Plaza.

Real estate taxes expense increased by approximately $472,000, or 4.0%, to $12.3 million in 2025 from $11.8 million in 2024. The increase was primarily due to a $634,000 increase related to The Grace, Reva, The Zoe and Valen, which were placed into service, and a $298,000 increase related to the acquisition of Tysons Dulles Plaza, partially offset by a $275,000 decrease related to the Disposed Properties.

General and administrative expense: corporate and other increased by approximately $1.3 million, or 11.2%, to $13.2 million in 2025 from $11.9 million in 2024. The increase was primarily due to an increase in professional fees and other overhead expenses, partially offset by lower compensation expenses.

General and administrative expense: third-party real estate services decreased by approximately $2.0 million, or 12.6%, to $14.1 million in 2025 from $16.1 million in 2024. The decrease was primarily due to lower compensation expenses and lower professional fees.

Interest expense decreased by approximately $486,000, or 1.4%, to $34.8 million in 2025 from $35.3 million in 2024. The decrease was primarily due to (i) a $3.5 million decrease related to the Disposed Properties and (ii) a $1.5 million decrease related to mortgage loans collateralized by 201 12th Street S., 200 12th Street S. and 251 18th Street S., which were repaid during 2024. The decrease in interest expense was partially offset by (iii) a $2.7 million decrease in capitalized interest as The Zoe and Valen were placed into service, (iv) a $1.5 million increase due to higher interest expense on our term loans and a higher outstanding balance on our revolving credit facility and (v) a $953,000 increase due to draws on the mortgage loan related to The Zoe and Valen.

Gain on the sale of real estate of $4.7 million in 2025 was primarily due to permanent land easement transactions across various parcels in National Landing. Loss on the sale of real estate of $5.4 million in 2024 was due to the sale of Fort Totten Square.

Impairment loss of $4.8 million in 2025 was related to 2200 Crystal Drive, which was written down to its estimated fair value.

Comparison of the Nine Months Ended September 30, 2025 to 2024

The following summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the nine months ended September 30, 2025 compared to the same period in 2024:

	Nine Months Ended September 30,
	2025	2024	% Change

	(Dollars in thousands)
Property rental revenue	$311,989	$348,521	(10.5)%
Third-party real estate services revenue, including reimbursements	44,430	52,326	(15.1)%
Depreciation and amortization expense	143,311	158,211	(9.4)%
Property operating expense	104,876	110,791	(5.3)%
Real estate taxes expense	37,107	40,006	(7.2)%
General and administrative expense:
Corporate and other	45,491	43,855	3.7%
Third-party real estate services	43,691	57,065	(23.4)%
Interest expense	105,552	97,400	8.4%
Gain (loss) on the sale of real estate, net	47,029	(5,066)	*
Impairment loss	45,067	18,236	147.1%

* Not meaningful.

Property rental revenue decreased by approximately $36.5 million, or 10.5%, to $312.0 million in 2025 from $348.5 million in 2024. The decrease was primarily due to a $36.3 million decrease in revenue from our commercial assets and a $3.0 million decrease in revenue from our multifamily assets. The decrease in revenue from our commercial assets was primarily due to a $12.2 million decrease related to the Disposed Properties, an $8.4 million decrease related to taking 2100 Crystal Drive, 2200 Crystal Drive and 1901 South Bell Street out of service, a $3.5 million decrease in lease termination revenue, and lower occupancy across the portfolio, partially offset by a $6.2 million increase related to the acquisition of Tysons Dulles Plaza and the consolidation of 1101 17th Street. The decrease in revenue from our multifamily assets was primarily due to a $22.0 million decrease related to the Disposed Properties, partially offset by a $16.4 million increase related to the continued lease up of The Grace, Reva, The Zoe and Valen, and higher rents across the portfolio.

Third-party real estate services revenue, including reimbursements, decreased by approximately $7.9 million, or 15.1%, to $44.4 million in 2025 from $52.3 million in 2024. The decrease was primarily due to a $3.2 million decrease in reimbursement revenue, a $2.2 million decrease in property management fees, a $990,000 decrease in leasing fees and a $971,000 decrease in asset management fees.

Depreciation and amortization expense decreased by approximately $14.9 million, or 9.4%, to $143.3 million in 2025 from $158.2 million in 2024. The decrease was primarily due to (i) a $14.5 million decrease related to the Disposed Properties, (ii) an $11.1 million decrease related to 2100 Crystal Drive and Crystal Drive Retail due to the acceleration of depreciation of certain assets in 2024, (iii) a $4.2 million decrease related to certain assets being fully depreciated in 2024, (iv) a $1.5 million decrease related to 800 North Glebe Road due to the disposal of certain assets in 2024 and (v) a $1.4 million decrease related to certain assets written off in 2024. The decrease in depreciation and amortization expense was partially offset by (vi) a $10.5 million increase as The Grace, Reva, The Zoe and Valen were placed into service, (vii) a $5.9 million increase related to 2011 Crystal Drive and 2231 Crystal Drive due to the acceleration of depreciation for certain assets in 2025 and (viii) a $2.0 million increase related to the acquisition of Tysons Dulles Plaza.

Property operating expense decreased by approximately $5.9 million, or 5.3%, to $104.9 million in 2025 from $110.8 million in 2024. The decrease was primarily due to a $2.7 million decrease in property operating expense from our commercial assets, a $2.3 million decrease in other property operating expense and a $983,000 decrease in property operating expense from our multifamily assets. The decrease in property operating expense from our commercial assets was primarily due to a $3.5 million decrease related to the Disposed Properties, partially offset by a $1.7 million increase related to the acquisition of Tysons Dulles Plaza and higher operating expenses primarily due to marketing and utilities. The decrease in other property operating expense was primarily due to a $2.4 million decrease in insurance claims covered by our captive insurance subsidiary. The decrease in property operating expense from our multifamily assets was primarily due to a $6.8 million decrease related to the Disposed Properties, partially offset by a $4.2 million increase related to the continued lease up of The Grace, Reva, The Zoe and Valen, and higher operating expenses primarily related to repairs and maintenance and utilities.

Real estate taxes expense decreased by approximately $2.9 million, or 7.2%, to $37.1 million in 2025 from $40.0 million in 2024. The decrease was primarily due to a $3.4 million decrease related to the Disposed Properties and lower property value assessments for certain assets, partially offset by a $1.8 million increase related to The Grace, Reva, The Zoe and Valen, which were placed into service.

General and administrative expense: corporate and other increased by approximately $1.6 million, or 3.7%, to $45.5 million in 2025 from $43.9 million in 2024. The increase was primarily due to an increase in professional fees and other overhead expenses, partially offset by lower compensation expenses.

General and administrative expense: third-party real estate services decreased by approximately $13.4 million, or 23.4%, to $43.7 million in 2025 from $57.1 million in 2024. The decrease was primarily due to lower compensation expenses, lower third-party reimbursable expenses and lower professional fees.

Interest expense increased by approximately $8.2 million, or 8.4%, to $105.6 million in 2025 from $97.4 million in 2024. The increase was primarily due to (i) an $11.5 million increase due to higher interest expense on our term loans and a higher outstanding balance on our revolving credit facility, (ii) a $6.0 million decrease in capitalized interest as The Grace, Reva, The Zoe and Valen were placed into service, (iii) a $3.5 million increase due to draws on the mortgage loan related to The Zoe and Valen, and (iv) a $2.9 million increase due to the expiration of interest rate swaps related to the RiverHouse Apartments mortgage loan and refinancing in March 2025 with a fixed interest rate mortgage loan. The increase in interest expense was partially offset by (v) a $7.8 million decrease related to the Disposed Properties, (vi) a $4.8 million decrease related to mortgage loans collateralized by 201 12th Street S., 200 12th Street S. and 251 18th Street S., which were repaid during 2024, (vii) a $1.8 million decrease related to lower rates on variable rate mortgage loans and (viii) a $1.2 million decrease related to The Grace and Reva mortgage loan, which was refinanced in December 2024 with a fixed interest rate mortgage loan.

Gain on the sale of real estate of $47.0 million in 2025 was primarily due to the sale of WestEnd25. Loss on the sale of real estate of $5.1 million in 2024 was primarily due to the sale of Fort Totten Square.

Impairment loss of $45.1 million in 2025 was related to The Batley, 2200 Crystal Drive and a development parcel, which were written down to their estimated fair value. Impairment loss of $18.2 million in 2024 was related to two development parcels, which were written down to their estimated fair value.

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

The following reconciles net loss attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Net loss attributable to common shareholders	$(28,555)	$(26,980)	$(93,516)	$(83,629)
Net loss attributable to redeemable noncontrolling interests	(6,457)	(4,365)	(18,375)	(12,353)
Net income (loss) attributable to noncontrolling interests	—	36	—	(10,931)
Net loss	(35,012)	(31,309)	(111,891)	(106,913)
(Gain) loss on the sale of real estate, net of tax	(4,660)	5,352	(47,029)	3,854
Pro rata share of gain on the sale of unconsolidated real estate assets	—	—	(1,500)	(480)
Real estate depreciation and amortization	47,837	48,385	140,306	153,203
Real estate impairment loss	4,771	—	36,584	—
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	777	796	2,342	3,086
FFO attributable to redeemable noncontrolling interests in consolidated real estate ventures	(905)	—	(1,175)	—
FFO attributable to common limited partnership units ("OP Units")	12,808	23,224	17,637	52,750
FFO attributable to redeemable noncontrolling interests	(2,679)	(3,725)	(3,785)	(8,238)
FFO attributable to common shareholders	$10,129	$19,499	$13,852	$44,512

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

Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes disposed properties or properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. During the three months ended September 30, 2025, our same store pool decreased to 33 properties from 34 properties due to the sale of The Batley. During the nine months ended September 30, 2025, our same store pool decreased to 33 properties from 36 properties due to the sale of The Batley, WestEnd25 and 8001 Woodmont. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under-construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same store NOI decreased $3.9 million, or 6.7%, to $54.1 million for the three months ended September 30, 2025 from $57.9 million for the same period in 2024. The decrease was substantially attributable to (i) lower occupancy and lower parking revenue in our commercial portfolio and (ii) lower occupancy and higher operating expenses, partially offset by higher rents and lower concessions in our multifamily portfolio. Same store NOI decreased $9.6 million, or 5.4%, to $168.7 million for the nine months ended September 30, 2025 from $178.4 million for the same period in 2024. The decrease was substantially attributable to (i) lower occupancy and recovery revenue, partially offset by lower real estate taxes in our commercial portfolio and (ii) lower occupancy and higher operating expenses, partially offset by higher rents in our multifamily portfolio.

The following reconciles net loss attributable to common shareholders to NOI at our share and same store NOI at our share. To conform to the current period presentation, we have included certain other property revenue in the calculation of NOI for the three and nine months ended September 30, 2024 to align with our internal reporting.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Net loss attributable to common shareholders	$(28,555)	$(26,980)	$(93,516)	$(83,629)
Net loss attributable to redeemable noncontrolling interests	(6,457)	(4,365)	(18,375)	(12,353)
Net income (loss) attributable to noncontrolling interests	—	36	—	(10,931)
Net loss	(35,012)	(31,309)	(111,891)	(106,913)
Add:
Depreciation and amortization expense	48,164	50,050	143,311	158,211
General and administrative expense:
Corporate and other	13,214	11,881	45,491	43,855
Third-party real estate services	14,058	16,088	43,691	57,065
Transaction and other costs	494	667	5,251	3,005
Interest expense	34,781	35,267	105,552	97,400
(Gain) loss on the extinguishment of debt, net	—	(43)	2,402	(43)
Impairment loss	4,771	—	45,067	18,236
Income tax expense (benefit)	926	831	643	(40)
Less:
Third-party real estate services, including reimbursements revenue	14,711	17,061	44,430	52,326
Income (loss) from unconsolidated real estate ventures, net	(664)	(745)	(165)	4
Interest and other income, net	2,378	4,573	3,601	10,105
Gain (loss) on the sale of real estate, net	4,660	(5,352)	47,029	(5,066)
Adjustments:
NOI attributable to unconsolidated real estate ventures at our share	1,012	1,292	3,289	5,506
Real estate venture partner’s share of NOI attributable to consolidated real estate ventures	(915)	—	(1,187)	—
Non-cash rent adjustments (1)	1,561	(3,817)	4,071	(7,756)
Other adjustments (2)	(3,083)	2,966	(984)	270
Total adjustments	(1,425)	441	5,189	(1,980)
NOI at our share	58,886	68,336	189,811	211,427
Less: out-of-service NOI loss (3) (4)	(1,677)	(2,261)	(5,366)	(7,632)
Operating Portfolio NOI (4)	60,563	70,597	195,177	219,059
Non-same store NOI (4) (5)	6,507	12,672	26,457	40,704
Same store NOI (4) (6)	$54,056	$57,925	$168,720	$178,355

Change in same store NOI	(6.7%)		(5.4%)
Number of properties in same store pool	33		33
(1)	Adjustment to exclude deferred rent, above/below market lease amortization and lease incentive amortization.
(2)	Adjustment to exclude commercial lease termination revenue, related party management fees, corporate entity activity and inter-segment activity.
(3)	Includes the results of our under-construction assets and assets in the development pipeline.
(4)	Represents amounts at our share.
(5)	Includes the results of properties that were not in-service for the entirety of both periods being compared, including disposed properties, and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(6)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared.

Reportable Segments

Our three operating and reportable segments are multifamily, commercial, and third-party real estate services. We measure and evaluate the performance of our operating segments, with the exception of the third-party real estate services business, based on NOI at our share, which includes our proportionate share of revenue and expenses attributable to real estate ventures.

The following summarizes NOI at our share for our multifamily and commercial segments:

	Multifamily			Commercial

	Three Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change

	(Dollars in thousands, at our share)
Property rental revenue	$47,450	$55,425	(14.4)%	$52,587	$55,688	(5.6)%
Other property revenue	845	1,085	(22.1)%	4,183	4,620	(9.5)%
Total property revenue	48,295	56,510	(14.5)%	56,770	60,308	(5.9)%
Property expense:
Real estate taxes	5,484	5,861	(6.4)%	5,902	5,031	17.3%
Payroll	3,553	4,040	(12.1)%	3,197	3,257	(1.8)%
Utilities	4,115	4,440	(7.3)%	4,342	4,518	(3.9)%
Repairs and maintenance	5,909	6,369	(7.2)%	5,300	5,464	(3.0)%
Other property operating	3,054	3,495	(12.6)%	4,774	4,515	5.7%
Total property expense	22,115	24,205	(8.6)%	23,515	22,785	3.2%
NOI from reportable segments	$26,180	$32,305	(19.0)%	$33,255	$37,523	(11.4)%

	Multifamily			Commercial

	Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change

	(Dollars in thousands, at our share)
Property rental revenue	$155,616	$159,359	(2.3)%	$154,026	$177,320	(13.1)%
Other property revenue	2,120	2,738	(22.6)%	12,487	13,245	(5.7)%
Total property revenue	157,736	162,097	(2.7)%	166,513	190,565	(12.6)%
Property expense:
Real estate taxes	17,220	16,740	2.9%	17,297	20,705	(16.5)%
Payroll	11,141	12,444	(10.5)%	9,306	10,045	(7.4)%
Utilities	11,809	11,376	3.8%	10,511	11,389	(7.7)%
Repairs and maintenance	17,623	16,200	8.8%	15,005	16,272	(7.8)%
Other property operating	9,283	8,468	9.6%	13,306	13,054	1.9%
Total property expense	67,076	65,228	2.8%	65,425	71,465	(8.5)%
NOI from reportable segments	$90,660	$96,869	(6.4)%	$101,088	$119,100	(15.1)%

Comparison of the Three Months Ended September 30, 2025 to 2024

Multifamily: Property revenue decreased by $8.2 million, or 14.5%, to $48.3 million in 2025 from $56.5 million in 2024. NOI decreased by $6.1 million, or 19.0%, to $26.2 million in 2025 from $32.3 million in 2024. The decreases in property revenue at our share and NOI at our share were primarily due to the Disposed Properties, partially offset by the continued lease up of The Grace, Reva, The Zoe and Valen, and higher rents across the portfolio.

Commercial: Property revenue decreased by $3.5 million, or 5.9%, to $56.8 million in 2025 from $60.3 million in 2024. NOI decreased by $4.3 million, or 11.4%, to $33.3 million in 2025 from $37.5 million in 2024. The decreases in property revenue at our share and NOI at our share were primarily due to the Disposed Properties, properties taken out of service and lower occupancy across the portfolio, partially offset by increases from the acquisition of Tysons Dulles Plaza.

Comparison of the Nine Months Ended September 30, 2025 to 2024

Multifamily: Property revenue decreased by $4.4 million, or 2.7%, to $157.7 million in 2025 from $162.1 million in 2024. NOI decreased by $6.2 million, or 6.4%, to $90.7 million in 2025 from $96.9 million in 2024. The decreases in property revenue at our share and NOI at our share were primarily due to the Disposed Properties, partially offset by the continued lease up of The Grace, Reva, The Zoe and Valen, and higher rents across the portfolio.

Commercial: Property revenue decreased by $24.1 million, or 12.6%, to $166.5 million in 2025 from $190.6 million in 2024. NOI decreased by $18.0 million, or 15.1%, to $101.1 million in 2025 from $119.1 million in 2024. The decreases in property revenue at our share and NOI at our share were primarily due to the Disposed Properties, properties taken out of service and lower occupancy across the portfolio, partially offset by increases from the acquisition of Tysons Dulles Plaza.

With respect to the third-party real estate services business, we review revenue streams generated by this segment, excluding reimbursement revenue, as well as the expenses attributable to this segment at our proportionate share, calculated by excluding real estate services revenue from our interests in real estate ventures. The following summarizes our third-party real estate services business at our share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands, at our share)
Property management fees	$3,321	$3,903	$9,961	$11,892
Asset management fees	1,049	1,139	2,335	3,305
Development fees	361	323	1,348	982
Leasing fees	583	998	2,336	3,246
Construction management fees	179	342	677	903
Other service revenue	1,082	1,551	3,152	3,812
Third-party real estate services revenue, excluding reimbursements	6,575	8,256	19,809	24,140
Third-party real estate services expenses, excluding reimbursements	5,725	7,166	18,358	28,428
Net third-party real estate services, excluding reimbursements	$850	$1,090	$1,451	$(4,288)

Comparison of the Three Months Ended September 30, 2025 to 2024

Third-party real estate services revenue, excluding reimbursements, decreased by $1.7 million, or 20.4%, to $6.6 million in 2025 from $8.3 million in 2024. The decrease was primarily due to a $582,000 decrease in property management fees, a $469,000 decrease in other service revenue and a $415,000 decrease in leasing fees. Third-party real estate services expenses, excluding reimbursements, decreased by $1.4 million, or 20.1%, to $5.7 million in 2025 from $7.2 million in 2024. The decrease was primarily due to lower compensation expenses and lower professional fees.

Comparison of the Nine Months Ended September 30, 2025 to 2024

Third-party real estate services revenue, excluding reimbursements, decreased by $4.3 million, or 17.9%, to $19.8 million in 2025 from $24.1 million in 2024. The decrease was primarily due to a $1.9 million decrease in property management fees, a $970,000 decrease in asset management fees and a $910,000 decrease in leasing fees. Third-party real estate services expenses, excluding reimbursements, decreased by $10.1 million, or 35.4%, to $18.4 million in 2025 from $28.4 million in 2024. The decrease was primarily due to lower compensation expenses and lower professional fees.

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

Mortgage Loans

The following summarizes mortgage loans:

	Weighted Average
	Effective
	Interest Rate (1)	September 30, 2025	December 31, 2024

		(In thousands)
Variable rate (2)	5.46%	$552,117	$587,254
Fixed rate (3)	5.12%	1,069,052	1,196,479
Mortgage loans		1,621,169	1,783,733
Unamortized deferred financing costs and premium/discount, net (4)		(43,373)	(16,560)
Mortgage loans, net		$1,577,796	$1,767,173
(1)	Weighted average effective interest rate as of September 30, 2025.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.17%, and the weighted average maturity date of the interest rate caps is in the fourth quarter of 2026. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of September 30, 2025, one-month term Secured Overnight Financing Rate ("SOFR") was 4.13%.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(4)	As of September 30, 2025, includes a discount of $29.6 million related to the mortgage loan assumed in connection with the acquisition of 1101 17th Street. See Note 3 to the financial statements for additional information.

As of September 30, 2025 and December 31, 2024, the net carrying value of real estate collateralizing our mortgage loans totaled $1.7 billion and $2.1 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity.

In June 2025, in connection with the sale of WestEnd25, we repaid the related $97.5 million mortgage loan. In February 2025, in connection with the sale of 8001 Woodmont, we repaid the related $99.7 million mortgage loan.

In September 2025, in connection with the acquisition of the remaining 45.0% interest in the unconsolidated real estate venture that owned 1101 17th Street, we assumed the related $60.0 million non-recourse interest-only mortgage loan with a fixed interest rate of 3.40% and a maturity date of July 14, 2026, which was recorded at its estimated fair value of $30.4 million. See Note 3 to the financial statements for additional information. In March 2025, we entered into a five-year interest-only $258.9 million mortgage loan with a fixed interest rate of 5.03% collateralized by the Ashley and Potomac buildings at RiverHouse Apartments and repaid the outstanding $307.7 million mortgage loan that was collateralized by the Ashley, Potomac and James buildings.

As of September 30, 2025 and December 31, 2024, we had various interest rate swap and cap agreements on certain mortgage loans with an aggregate notional value of $802.6 million and $1.4 billion. See Note 15 to the financial statements for additional information.

Revolving Credit Facility and Term Loans

As of September 30, 2025 and December 31, 2024, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2026, a $400.0 million term loan ("Tranche A-2 Term Loan") maturing in January 2028 and a $120.0 million term loan ("2023 Term Loan") maturing in June 2028. The revolving credit facility has two six-month extension options, and the Tranche A-1 Term Loan has one remaining one-year extension option.

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

The following summarizes amounts outstanding under the revolving credit facility and term loans:

	Effective
	Interest Rate (1)	September 30, 2025	December 31, 2024

		(In thousands)
Revolving credit facility (2) (3)	5.73%	$160,000	$85,000

Tranche A-1 Term Loan (4)	5.34%	$200,000	$200,000
Tranche A-2 Term Loan (5)	4.20%	400,000	400,000
2023 Term Loan (6)	5.41%	120,000	120,000
Term loans		720,000	720,000
Unamortized deferred financing costs, net		(1,550)	(2,147)
Term loans, net		$718,450	$717,853
(1)	Effective interest rate as of September 30, 2025. The interest rate for our revolving credit facility excludes a 0.20% facility fee.
(2)	As of September 30, 2025, daily SOFR was 4.24%. As of September 30, 2025 and December 31, 2024, letters of credit totaling $4.8 million and $15.2 million were outstanding under our revolving credit facility.
(3)	As of September 30, 2025 and December 31, 2024, excludes $5.1 million and $7.3 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our balance sheets.
(4)	The interest rate swaps fix SOFR at a weighted average interest rate of 4.00% through the extended maturity date of January 2027.
(5)	The interest rate swaps fix SOFR at a weighted average interest rate of 2.81% through the maturity date.
(6)	The interest rate swap fixes SOFR at an interest rate of 4.01% through the maturity date.

Common Shares Repurchased

Our Board of Trustees has authorized the repurchase of up to $2.0 billion of our outstanding common shares. During the three and nine months ended September 30, 2025, we repurchased and retired 3.1 million and 26.4 million common shares for $62.9 million and $435.3 million, a weighted average purchase price per share of $20.21 and $16.46. During the three and nine months ended September 30, 2024, we repurchased and retired 3.1 million and 10.8 million common shares for $50.2 million and $168.1 million, a weighted average purchase price per share of $16.23 and $15.61. Since we began the share repurchase program through September 30, 2025, we have repurchased and retired 83.2 million common shares for $1.6 billion, a weighted average purchase price per share of $18.78.

During the fourth quarter of 2025, through October 24, 2025, we repurchased and retired 383,758 common shares for $7.9 million, a weighted average purchase price per share of $20.49, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

Material Cash Requirements

Our material cash requirements for the next 12 months and beyond are to fund:

●	normal recurring expenses;
●	debt service and principal repayment obligations, including balloon payments on maturing mortgage loans — As of September 30, 2025, we had no debt scheduled to mature in 2025 and maturities totaling $365.0 million related to our consolidated entities scheduled to mature in 2026, of which $200.0 million has a one-year extension option;
●	capital expenditures, including major renovations, tenant improvements and leasing costs — As of September 30, 2025, we had committed tenant-related obligations totaling $33.7 million;

●	development expenditures — As of September 30, 2025, we had one asset under construction, Valen, and are building a new amenity hub at 2011 Crystal Drive that together, based on our current plans and estimates, require an additional $26.1 million to complete, which we anticipate will be primarily expended over the next year;
●	dividends to shareholders and distributions to holders of OP Units and LTIP Units — On October 23, 2025, our Board of Trustees declared a quarterly dividend of $0.175 per common share;
●	possible common share repurchases — During the fourth quarter of 2025, through October 24, 2025, we repurchased and retired 383,758 common shares for $7.9 million; and
●	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests.

We expect to satisfy these needs using one or more of the following:

●	cash and cash equivalents — As of September 30, 2025, we had cash and cash equivalents of $64.4 million;
●	cash flows from operations;
●	distributions from real estate ventures;
●	borrowing capacity under our revolving credit facility — As of September 30, 2025, we had $585.2 million of undrawn capacity under our revolving credit facility;
●	proceeds from financings, joint venture capital, asset sales and recapitalizations; and
●	proceeds from the issuance of securities.

During the nine months ended September 30, 2025, there were no significant changes to the material cash requirements information presented in Item 7 of Part II of our Annual Report.

See additional information in the following pages under "Commitments and Contingencies."

Summary of Cash Flows

The following summary discussion of our cash flows is based on our statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$40,625	$87,190
Net cash provided by investing activities	397,122	82,417
Net cash used in financing activities	(533,160)	(199,904)

Cash Flows for the Nine Months Ended September 30, 2025

Cash and cash equivalents, and restricted cash decreased $95.4 million to $87.8 million as of September 30, 2025, compared to $183.2 million as of December 31, 2024. This decrease resulted from $533.2 million of net cash used in financing activities, partially offset by $397.1 million of net cash provided by investing activities and $40.6 million of net cash provided by operating activities. Our outstanding debt was $2.5 billion and $2.6 billion as of September 30, 2025 and December 31, 2024.

Net cash provided by operating activities of $40.6 million comprised: (i) $63.8 million of net income (before $222.8 million of non-cash items and a $47.0 million gain on the sale of real estate) and (ii) $1.3 million of return on capital from unconsolidated real estate ventures, partially offset by (iii) $24.6 million of net change in operating assets and liabilities. Non-cash income adjustments of $222.8 million primarily include depreciation and amortization expense, impairment loss, share-based compensation expense, amortization of lease incentives and deferred rent.

Net cash provided by investing activities of $397.1 million primarily comprised: (i) $537.6 million of proceeds from the sale of real estate, partially offset by (ii) $92.2 million of development costs, construction in progress and real estate additions and (iii) $40.3 million primarily related to the acquisition of Tysons Dulles Plaza in May 2025.

Net cash used in financing activities of $533.2 million primarily comprised: (i) $691.0 million of repayments on the revolving credit facility, (ii) $506.5 million of repayments of mortgage loans, (iii) $435.8 million of common shares repurchased and (iv) $38.1 million of dividends paid to common shareholders, partially offset by (v) $766.0 million of borrowings under the revolving credit facility, (vi) $281.4 million of borrowings under mortgage loans and (vii) $100.0 million of proceeds from the sale of a 40.0% noncontrolling interest in a real estate venture that owns West Half in May 2025.

Unconsolidated Real Estate Ventures

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of September 30, 2025, we had investments in unconsolidated real estate ventures totaling $91.5 million. For these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.

From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (i) guarantee portions of the principal, interest and other amounts in connection with borrowings, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings or (iii) provide guarantees to lenders and other third parties for the completion and stabilization of development projects. We customarily have agreements with our outside venture partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. At times, we also have agreements with certain of our outside venture partners whereby we agree to either indemnify the partners and/or the associated ventures with respect to certain contingent liabilities associated with operating assets or to reimburse our partner for its share of any payments made by them under certain guarantees. Guarantees (excluding environmental) customarily terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. Amounts that we may be required to pay in future periods in relation to guarantees associated with budget overruns or operating losses are not estimable. As of September 30, 2025, we had no principal payment guarantees related to our unconsolidated real estate ventures.

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

Construction Commitments

As of September 30, 2025, we had one asset under construction, Valen, and are building a new amenity hub at 2011 Crystal Drive that together, based on our current plans and estimates, require an additional $26.1 million to complete, which we anticipate will be primarily expended over the next year.

Legal Proceedings

In November 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc., a provider of revenue management systems, numerous multifamily rental companies, and 14 owners and/or operators of multifamily housing in the District of Columbia, including JBG Associates, L.L.C., one of our subsidiaries, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data. The District of Columbia is seeking monetary damages, equitable relief, attorneys’ fees, interest and costs. While we intend to vigorously defend against this lawsuit, given the current stage of the District of Columbia’s lawsuit, we are unable to predict the outcome or estimate the amount of loss, if any, that may result from the lawsuit. While we do not believe that these proceedings will have a material adverse effect on our financial condition, we cannot give assurance that the proceedings will not have a material effect on our results of operations or cash flows in the event of a negative outcome.

We, along with multiple other parties, are named defendants in a lawsuit arising out of a condominium development project known as Wardman Tower in Washington, D.C. The lawsuit was filed by the Wardman Tower Residential Condominium Unit Owners Association in the Superior Court of the District of Columbia on November 25, 2020. The lawsuit seeks damages resulting primarily from alleged construction and design deficiencies, alleged misrepresentations and claims alleged under the D.C. Consumer Protection Procedures Act ("CPPA"). The lawsuit seeks $185.0 million in compensatory damages, plus treble damages related to the CPPA claims, and attorney’s fees and costs. The lawsuit has been scheduled for a bench trial, which is currently set to begin on November 10, 2025. The Wardman Tower project was designed and constructed by other parties and achieved substantial completion prior to our formation. We were not involved in any way with the project but one of our subsidiary entities, that is not a defendant in the litigation, served as the fee developer for the project owner. We deny liability for the claims asserted and will vigorously defend ourselves against the claims alleged in the litigation. However, no assurance can be given that the matter will be resolved favorably.

There are various other legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows. Our accrual for loss contingencies relating to unresolved legal matters was included in "Other liabilities, net" in our balance sheets. Actual losses may differ materially from amounts recorded and the ultimate outcome of these legal proceedings is generally not yet determinable.

Other

As of September 30, 2025, we had committed tenant-related obligations totaling $33.7 million. The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

As of September 30, 2025, we had unfunded capital commitments totaling $6.4 million related to our investments in real estate-focused technology companies and $3.4 million related to our investments in the WHI Impact Pool and the LEO Impact Housing Fund. See Note 18 to the financial statements for additional information.

With respect to borrowings of our consolidated entities, we may agree to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion and stabilization of development projects. As of September 30, 2025, we had no debt principal payment guarantees related to our consolidated real estate assets.

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

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any conditions identified by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 17 to the financial statements, environmental liabilities totaled $17.5 million as of September 30, 2025 and December 31, 2024, and are included in "Other liabilities, net" in our balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following summarizes our annual exposure to a change in interest rates:

	September 30, 2025			December 31, 2024
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgage loans:
Variable rate (1)	$552,117	5.46%	$2,168	$587,254	5.58%
Fixed rate (2)	1,069,052	5.12%	—	1,196,479	4.79%
	$1,621,169		$2,168	$1,783,733
Revolving credit facility and term loans:
Revolving credit facility (3)	$160,000	5.73%	$1,622	$85,000	5.98%
Tranche A-1 Term Loan (4)	200,000	5.34%	—	200,000	5.34%
Tranche A-2 Term Loan (4)	400,000	4.20%	—	400,000	4.20%
2023 Term Loan (4)	120,000	5.41%	—	120,000	5.41%
	$880,000		$1,622	$805,000
Pro rata share of debt of unconsolidated real estate ventures (contractual balances):
Variable rate (1)	$35,000	5.48%	$87	$35,000	5.68%
Fixed rate (2)	—	—	—	33,000	4.13%
	$35,000		$87	$68,000
(1)	Includes variable rate mortgage loans with interest rate cap agreements. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of September 30, 2025, one-month term SOFR was 4.13%. The impact of these interest rate caps is reflected in our calculation of the annual effect of a 1% change in base rates, as applicable.
(2)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(3)	As of September 30, 2025, daily SOFR was 4.24%. The interest rate for our revolving credit facility excludes a 0.20% facility fee.
(4)	As of September 30, 2025 and December 31, 2024, the outstanding balance was fixed by interest rate swap agreements. The interest rate swaps fix SOFR at a weighted average interest rate of 4.00% for the Tranche A-1 Term Loan, 2.81% for the Tranche A-2 Term Loan and 4.01% for the 2023 Term Loan. See Note 7 to the financial statements for additional information.

The fair value of our mortgage loans is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of September 30, 2025 and December 31, 2024, the estimated fair value of our consolidated debt was $2.5 billion and $2.6 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

As of September 30, 2025 and December 31, 2024, we had interest rate swap and cap agreements with an aggregate notional value of $1.4 billion and $2.0 billion, which were designated as effective hedges. The fair value of our interest rate swaps and caps designated as effective hedges primarily consisted of assets totaling $9.0 million and $23.4 million as of September 30, 2025 and December 31, 2024, included in "Other assets, net" in our balance sheets, and liabilities totaling $6.4 million and $90,000 as of September 30, 2025 and December 31, 2024, included in "Other liabilities, net" in our balance sheets.

Non-Designated Derivatives

Certain derivative financial instruments, consisting of interest rate cap agreements, do not meet the accounting requirements to be classified as hedging instruments. These derivatives are carried at their estimated fair value on a recurring basis with realized and unrealized gains (losses) recorded in "Interest expense" in our statements of operations. As of September 30, 2025 and December 31, 2024, we had various interest rate cap agreements with an aggregate notional value of $167.5 million, which were non-designated derivatives. The fair value of our interest rate cap agreements, which were non-designated derivatives, consisted of assets totaling $6.9 million and $2.3 million as of September 30, 2025 and December 31, 2024, included in "Other assets, net" in our balance sheets, and liabilities totaling $6.8 million and $2.3 million as of September 30, 2025 and December 31, 2024, included in "Other liabilities, net" in our balance sheets.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc., a provider of revenue management systems, numerous multifamily rental companies, and 14 owners and/or operators of multifamily housing in the District of Columbia, including JBG Associates, L.L.C., one of our subsidiaries, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data. The District of Columbia is seeking monetary damages, equitable relief, attorneys’ fees, interest, and costs. While we intend to vigorously defend against this lawsuit, given the current stage of the District of Columbia’s lawsuit, we are unable to predict the outcome or estimate the amount of loss, if any, that may result from the lawsuit. While we do not believe that these proceedings will have a material adverse effect on our financial condition, we cannot give assurance that the proceedings will not have a material effect on our results of operations or cash flows in the event of a negative outcome.

We, along with multiple other parties, are named defendants in a lawsuit arising out of a condominium development project known as Wardman Tower in Washington, D.C. The lawsuit was filed by the Wardman Tower Residential Condominium Unit Owners Association in the Superior Court of the District of Columbia on November 25, 2020. The lawsuit seeks damages resulting primarily from alleged construction and design deficiencies, alleged misrepresentations and claims alleged under the D.C. CPPA. The lawsuit seeks $185.0 million in compensatory damages, plus treble damages related to the CPPA claims, and attorney’s fees and costs. The lawsuit has been scheduled for a bench trial, which is currently set to begin on November 10, 2025. The Wardman Tower project was designed and constructed by other parties and achieved substantial completion prior to our formation. We were not involved in any way with the project but one of our subsidiary entities, that is not a defendant in the litigation, served as the fee developer for the project owner. We deny liability for the claims asserted and will vigorously defend ourselves against the claims alleged in the litigation. However, no assurance can be given that the matter will be resolved favorably.

There are various other legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows. Our accrual for loss contingencies relating to unresolved legal matters was included in "Other liabilities, net" in our balance sheets. Actual losses may differ materially from amounts recorded and the ultimate outcome of these legal proceedings is generally not yet determinable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of equity securities by the issuer and affiliated purchasers:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under the Plan Or Programs
July 1, 2025 - July 31, 2025	264,209	$17.26	264,209	$494,649,221
August 1, 2025 - August 31, 2025	2,547,222	20.12	2,547,222	443,403,480
September 1, 2025 - September 30, 2025	299,923	23.57	299,923	436,335,025
Total for the three months ended September 30, 2025	3,111,354	20.21	3,111,354
Total for the nine months ended September 30, 2025	26,440,624	16.46	26,440,624
Program total since inception in March 2020 (1)	83,241,970	18.78	83,241,970
(1)	During the fourth quarter of 2025, through October 24, 2025, we repurchased and retired 383,758 common shares for $7.9 million, a weighted average purchase price per share of $20.49, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended September 30, 2025, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Second Amendment to Second Amended and Restated Limited Partnership Agreement

On October 27, 2025, we, as general partner of JBG SMITH LP, entered into Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of JBG SMITH LP, dated as of December 17, 2020 (as so amended, the "Partnership Agreement"). Amendment No. 2 to the Partnership Agreement (the "Second Amendment") (i) provides that we can engage in Extraordinary Transactions (as defined therein) without a vote of the limited partners of JBG SMITH LP ("Unitholders"); provided the transactions meet certain customary requirements intended to protect Unitholders, (ii) adds a new provision giving us, as general partner, a limited call right to redeem, at any time, partnership units from any Unitholder that, at the time of the redemption, owns less than 10,000 partnership units and (iii) makes other conforming updates resulting from the changes described in clauses (i) and (ii). The Second Amendment was approved by holders of OP Units and LTIP Units (collectively, the "Unitholders") holding a majority of the partnership units entitled to vote thereon.

The foregoing description of the Second Amendment is not complete and is subject to and qualified in its entirety by reference to the full text of the Second Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference.

Articles Supplementary Reclassifying and Designating Class B Shares

On October 24, 2025, we filed Articles Supplementary (the "Articles Supplementary") with the State Department of Assessments and Taxation of Maryland (the "SDAT") to reclassify 30.0 million shares of our authorized but unissued common shares, par value $0.01 per share, as Class B Common Shares, with the powers, designations, preferences and other rights as set forth therein ("Class B Shares"). The Articles Supplementary became effective at 12:01 a.m. on October 27, 2025.

The Articles Supplementary provide that each Class B Share entitles the holder to one (1) vote on each matter upon which holders of common shares are entitled to vote, but Class B Shares have no separate class voting rights, except for amendments to the Declaration of Trust (as defined therein) that materially adversely affect the voting powers or other rights of holders of Class B Shares disproportionately relative to common shares; provided, however, that the amendment of the provisions of the Declaration of Trust to authorize or create, or to increase the authorized amount of, any class or series of shares of beneficial interest entitled to vote on matters as to which the common shares and the Class B Shares are entitled to vote shall not be deemed to materially adversely affect the voting powers, rights or preferences of the holders of Class B Shares. Class B Shares do not have any economic rights or rights to any dividends, distributions or proceeds upon our liquidation. One Class B Share will be automatically cancelled and redeemed upon the redemption of each corresponding OP Unit.

Class B Shares will not be listed on any national securities exchange and will generally not be transferable other than in connection with a permitted transfer of a Unitholder’s Elected Units (as defined below), in which case transfer of the corresponding Class B Shares would be required.

The foregoing description of the Articles Supplementary is not complete and is subject to and qualified in its entirety by reference to the full text of the Articles Supplementary, a copy of which is filed as Exhibit 3.4 to this Quarterly Report and is incorporated herein by reference.

Issuance of Class B Shares

In September 2025, we communicated with Unitholders to (i) seek approval of the Second Amendment and (ii) offer the Unitholders the right to affirmatively elect to receive a Class B Share for each partnership unit voted in favor of the Second Amendment (each, an "Elected Unit"). On October 27, 2025, we issued 13.9 million Class B Shares to Unitholders who approved the Second Amendment and elected to receive Class B Shares. As a result, Unitholders who hold Class B Shares will be entitled to vote on all matters submitted to our shareholders, with common shares and Class B Shares voting as a single class, except in the limited circumstances described above. The issuance of Class B Shares is exempt from registration under the Securities Act of 1933, as amended. It is contemplated that in the future, issuances of LTIP Units and OP Units will be accompanied by corresponding issuances of an equal number of Class B Shares.

ITEM 6. EXHIBITS

(a) Exhibit Index

Exhibits	Description
3.1	Declaration of Trust of JBG SMITH Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 21, 2017).
3.2	Articles Supplementary to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 6, 2018).
3.3	Articles of Amendment to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed on May 3, 2018).
3.4**	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Class of Shares of Beneficial Interest.
3.5	Second Amended and Restated Bylaws of JBG SMITH Properties, effective August 3, 2023 (incorporated by reference to Exhibit 3.4 in our Current Report on Form 10-Q, filed on August 8, 2023).
10.1**	Second Amendment to Second Amended and Restated Limited Partnership Agreement of JBG SMITH Properties, LP.
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
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

JBG SMITH Properties

Date:	October 28, 2025	/s/ M. Moina Banerjee
M. Moina Banerjee
Chief Financial Officer
(Principal Financial Officer)

JBG SMITH Properties

Date:	October 28, 2025	/s/ Angela Valdes
Angela Valdes
Chief Accounting Officer
(Principal Accounting Officer)