Form 10-K
period 2025-12-31
JBG SMITH Properties
filed 2026-02-17
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of February 13, 2026, JBG SMITH Properties had 58,951,982 common shares and 16,583,947 Class B common shares outstanding.

As of June 30, 2025, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $1.1 billion based on the June 30, 2025 closing share price of $17.30 per share on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from certain portions of the registrant's definitive proxy statement for its 2026 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

JBG SMITH PROPERTIES

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2025

DEFINITIONS

Defined terms used in this Annual Report on Form 10-K:

"2023 Term Loan" refers to the $120.0 million term loan maturing in June 2028.

"ADA" means the Americans with Disabilities Act.

"AI" means artificial intelligence.

"Amazon" refers to Amazon.com, Inc.

"Annualized rent" means: (i) for multifamily assets, or the multifamily component of a mixed-use asset, the in-place monthly base rent before free rent as of December 31, 2025, multiplied by 12, and (ii) for commercial assets, or the retail component of a mixed-use asset, the in-place monthly base rent before free rent, plus tenant reimbursements as of December 31, 2025, multiplied by 12. Annualized rent excludes rent from leases that have been signed but the tenant has not yet taken occupancy (not yet included in percent occupied metrics) and percentage rent.

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

"BOMA" means Building Owners and Managers Association International.

"CIRP" means cybersecurity incident response plan.

"Class B Shares" means our Class B common shares, par value $0.01 per share. Class B Shares are not listed on any national securities exchange, and do not have any economic rights or rights to any dividends, distributions or proceeds upon our liquidation.

"CPPA" means Consumer Protection Procedures Act.

"Code" refers to the Internal Revenue Code of 1986, as amended.

"Combination" refers to our acquisition of the management business and certain assets and liabilities of JBG.

“Common shares” means our common shares, par value $0.01 per share (excluding our Class B Shares).

"Development pipeline" refers to owned and entitled land on which we have the potential to commence construction subject to completion of design and/or market conditions. Excludes unentitled land parcels and land parcels controlled through an option agreement.

"DOGE" means the Department of Government Efficiency.

"Estimated potential development density" reflects management's estimate of developable gross square feet based on our current business plans with respect to real estate owned as of December 31, 2025. Our current business plans may contemplate development of less than the maximum potential development density for individual assets. As market conditions change, our business plans, and therefore, the estimated potential development density, could change accordingly. Given timing, zoning requirements and other factors, we make no assurance that estimated potential development density amounts will become actual density to the extent we complete development of assets for which we have made such estimates.

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

"In-service" refers to multifamily or commercial operating assets that are at or above 90% leased or have been operating and collecting rent for more than 12 months as of December 31, 2025.

"IRS" means the Internal Revenue Service.

"ISO" means the International Organization for Standardization.

"JBG" refers to The JBG Companies.

"JBG Legacy Funds" refers to the legacy funds formerly organized by JBG.

"JBG SMITH" refers to JBG SMITH Properties together with its consolidated subsidiaries.

"JBG SMITH LP" refers to JBG SMITH Properties LP, our operating partnership, together with its consolidated subsidiaries.

"LEO" means LEO Impact Capital.

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

"Percent leased" is based on leases signed as of December 31, 2025, and is calculated as total rentable square feet less rentable square feet available for lease divided by total rentable square feet expressed as a percentage. Out-of-service square feet are excluded from this calculation.

"Percent occupied" is based on occupied rentable square feet/units as of December 31, 2025, and is calculated as: (i) for multifamily space, total units less unoccupied units divided by total units, expressed as a percentage, and (ii) for office and retail space, total rentable square feet less unoccupied square feet divided by total rentable square feet. Out-of-service square feet and units are excluded from this calculation.

"QRS" means qualified real estate investment trust subsidiaries.

"Recently Delivered" refers to multifamily and commercial assets that are below 90% leased and have been delivered within the 12 months ended December 31, 2025.

"REIT" means a real estate investment trust under Section 856 through 860 of the Code.

"REMIC" means a real estate mortgage investment conduit.

"SaaS" means software as a service.

"Same store" refers to the pool of assets that were in-service for the entirety of both periods being compared, excluding assets for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

"SEC" means the Securities and Exchange Commission.

"Separation" refers to the spin-off transaction on July 17, 2017 through which we received substantially all the assets and liabilities of Vornado's Washington, D.C. segment.

"Signed but not yet commenced leases" means leases that, as of December 31, 2025, have been executed but for which rent has not commenced.

"SOC" means systems and organization controls.

"SOFR" means the Secured Overnight Financing Rate.

"Square feet" ("SF") refers to the area that can be rented to tenants, defined as: (i) for multifamily assets, management's estimate of approximate rentable square feet, (ii) for commercial assets, rentable square footage defined in the current lease and for vacant space the rentable square footage defined in the previous lease for that space, and (iii) for assets in the development pipeline, management's estimate of developable gross square feet based on current business plans with respect to real estate owned as of December 31, 2025.

"TCFD" means Task Force on Climate-Related Financial Disclosures.

"TIN" means taxpayer identification number.

"TMP" means taxable mortgage pool.

"Tranche A-1 Term Loan" refers to our $200.0 million term loan maturing in January 2027, as extended.

"Tranche A-2 Term Loan" refers to our $400.0 million term loan maturing in January 2028.

"Transaction and other costs" include costs related to completed, potential and pursued transactions, demolition costs, severance and other costs.

"TRS" means taxable REIT subsidiary.

"Under-construction" refers to assets that were under construction during the period.

"Vornado" means Vornado Realty Trust, a Maryland real estate investment trust.

"WHI" means the Washington Housing Initiative.

"WHI Impact Pool" is an investment vehicle managed by JBG SMITH on behalf of third-party investors that invests in affordable workforce housing.

PART I

ITEM 1. BUSINESS

The Company

JBG SMITH, a Maryland real estate investment trust, owns, operates and develops mixed-use properties concentrated in amenity-rich, Metro-served submarkets in and around Washington, D.C., most notably National Landing, where through our focus on placemaking, we cultivate vibrant, highly amenitized, walkable neighborhoods. In addition, our third-party real estate services business provides fee-based real estate services.

Substantially all our assets are held by, and our operations are conducted through, JBG SMITH LP. As of December 31, 2025, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 82.0% of its OP Units, after giving effect to the conversion of certain vested LTIP Units that are convertible into OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms.

As of December 31, 2025, our Operating Portfolio consisted of 39 operating assets comprising 15 multifamily assets totaling 6,519 units (6,333 units at our share), 22 commercial assets totaling 7.3 million square feet (6.9 million square feet at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, our development pipeline totaled 4.9 million square feet (3.6 million square feet at our share) of estimated potential development density. Our development pipeline excludes unentitled land parcels and land parcels controlled through an option agreement. We present combined portfolio operating data that aggregate assets we consolidate in our consolidated financial statements and assets in which we own an interest, but do not consolidate in our financial results. For additional information regarding our assets, see Item 2 "Properties."

Certain terms used throughout this Annual Report on Form 10-K are defined under "Definitions" starting on page 3.

Our Strategy

We own, operate and develop mixed-use properties concentrated in amenity-rich, Metro-served submarkets in and around Washington, D.C., most notably National Landing, that we believe have long-term growth potential and appeal to residential, office and/or retail tenants. We believe that we are known for our creative deal-making and disciplined capital allocation skills as well as our development and value creation expertise.

Our capital allocation strategy remains anchored in our core objective: maximizing long-term NAV per share growth. Drawing on our deep expertise in mixed-use, urban infill real estate, we have consistently rotated across asset classes based on relative value, cost of capital, and risk-adjusted return potential. In previous cycles, this has meant divesting low-cap-rate CBD office assets and reallocating capital into higher-yield multifamily development. Alternatively, during cycles marked by strong private-market demand, we have focused on monetizing multifamily assets — often at premiums to NAV — creating efficient sources of capital for opportunistic investments. This disciplined, return-driven approach enables us to continually recycle capital into opportunities we believe offer the strongest long-term NAV per share growth potential.

One of our approaches to value creation uses a series of complementary disciplines we call "Placemaking." Placemaking involves strategically mixing high-quality multifamily and commercial buildings with anchor, specialty and neighborhood retail in a high density, thoughtfully planned and designed public space. Through this process, we create synergies, and thus value, across those varied uses leading to unique, amenity-rich, walkable neighborhoods that are desirable and enhance tenant and investor demand. We believe our Placemaking approach will increase occupancy and rental rates in our portfolio, particularly with respect to our concentrated and extensive land and operating asset holdings in National Landing. National Landing, situated in Northern Virginia directly across the Potomac River from Washington, D.C., is the interconnected and walkable neighborhood that encompasses Crystal City, the eastern portion of Pentagon City and the northern portion of Potomac Yard. We believe National Landing is one of the region's best-located urban mixed-use communities due to its central location with proximity to the Pentagon, Amazon’s headquarters, Virginia Tech’s Innovation Campus and Reagan National Airport, and its large base of existing offices, apartments and hotels.

We continue to implement our comprehensive plan to reposition our holdings in National Landing by executing a broad array of Placemaking strategies. Our Placemaking includes the delivery of new multifamily assets; subject to demand therefore, the delivery of redeveloped and new office assets; amenity retail; and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. In keeping with our dedication to Placemaking, each new project is intended to contribute to an authentic and distinct neighborhood by creating a vibrant street environment with robust retail offerings and other amenities, including improved public spaces. To that end, we saw the delivery of two food and beverage Placemaking projects in 2023: Water Park and Surreal. In 2024, we delivered two multifamily projects: The Grace and Reva with 808 units and approximately 38,000 square feet of retail space. In 2025, we delivered two additional multifamily projects: The Zoe and Valen with 775 units and approximately 19,000 square feet of retail space. Also, in 2025, we received entitlement approvals to convert two obsolete office buildings into residential and hospitality uses and develop townhomes on currently vacant land. We subsequently sold the site now entitled for hospitality to a hotel owner/operator, and in 2026, we sold the vacant land to a townhome developer. These actions served our strategy of continuing to introduce complimentary uses to National Landing that support a vibrant mixed-use environment. Finally, in the first half of 2026, we expect to complete construction on a new office amenity hub at 2011 Crystal Drive that, along with a repositioning of the asset itself, brings to National Landing a large-scale externally managed meeting and conference facility, two elevated food and beverage offerings, and an activated public lobby.

Amazon currently occupies two office buildings that we developed for them on Metropolitan Park in National Landing, totaling 2.1 million square feet, inclusive of approximately 50,000 square feet of street-level retail with shops and restaurants. We are the property manager and retail leasing agent for Amazon's headquarters at National Landing. In addition, as of December 31, 2025, we have leases with Amazon totaling approximately 357,000 square feet in two office buildings in National Landing.

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

We believe Virginia Tech's $1 billion Innovation Campus in National Landing is a powerful demand driver sitting adjacent to 1.3 million square feet of development density we own in National Landing and the Potomac Yard Metro station, all approximately one mile south of Amazon's headquarters. In January 2025, the first academic building opened, which includes Virginia Tech’s Institute for Advanced Computing. At this campus, Virginia Tech intends to create an innovation ecosystem by co-locating academic and private sector uses to accelerate research and development spending, as well as the commercialization of technology. The Innovation Campus, once fully built out, plans to host approximately 750 master students and 200 doctoral students.

The following are key components of our strategy:

Capitalize on Significant Demand Catalysts in National Landing. Almost 80.0% of our portfolio is located in National Landing. We expect tailwinds created by the Pentagon, Amazon, the Virginia Tech Innovation Campus and our Placemaking efforts to contribute to substantial growth from our Operating Portfolio and our 3.4 million square foot development pipeline in National Landing.

We believe that demand will continue to materialize at the critical intersection of defense and technology. Given historic increases in the U.S. defense spending, most recently the adoption of a $1.0 trillion defense budget, and robust foreign defense spending, we believe Northern Virginia – particularly National Landing due to its proximity to the Pentagon – is positioned to capture growing demand from defense-focused tenants. We believe that the Northern Virginia market, unlike the rest of the region, remains strongly aligned with the spending priorities of the current national defense policy, and that a mandate to remain competitive in defense and technology is likely one of the few truly bipartisan issues left in Washington. We expect the defense industry’s focus on both innovative new technology and weapons systems to drive demand to Northern Virginia, specifically National Landing, given the massive concentration of contractors located there.

In 2025, this expected demand was evidenced by the fact that 93% of our leasing activity in National Landing was with tenants in the defense and technology industries.

Stabilize Our Recently Delivered Multifamily Assets. As of December 31, 2025, we had 15 multifamily assets totaling 6,519 units (6,333 units at our share), which were 84.7% leased at our share. In 2024, we delivered The Grace and Reva with 808 multifamily units. In 2025, we delivered The Zoe and Valen with 775 multifamily units. As of December 31, 2025, these assets were 63.2% leased. In addition to the lease-up of these four towers, we expect our multifamily portfolio to benefit from the scarcity of new supply and the structurally limited inventory of new for-sale housing and resulting high home prices in the D.C. metropolitan area.

Realize Contractual Embedded Rent Growth and Drive Incremental NOI Growth Through the Lease-up of Our Office Portfolio. As of December 31, 2025, we had 22 commercial assets totaling 7.3 million square feet (6.9 million square feet at our share), which were 77.5% leased at our share. We expect increases in annualized rent from (i) the commencement of signed but not yet commenced office and retail leases (as of December 31, 2025 we have $11.5 million of contractual annualized rent, most of which is expected to commence in 2026) and (ii) contractual rent escalators in our non-GSA office and retail leases, which are based on increases in the Consumer Price Index or a fixed percentage.

While the dramatic re-pricing of office buildings and demand for suburban housing sites continue to overlap, we expect vacancy rates in the broader market to decline as more inventory goes offline for conversion to other uses. This reduction in inventory should steadily drive down vacancy. In the absence of new construction (which generally remains prohibitively expensive), demand is likely to compress to the “best of the rest” as it resumes – a trend we see playing out real-time in the market, particularly among government contractors. In response to that trend, we are repositioning 2011 Crystal Drive, which will bring to National Landing a large-scale externally managed meeting and conference facility, two elevated food and beverage offerings, and an activated public lobby. These improvements are expected to drive leasing demand to not only 2011 Crystal Drive, but also our surrounding office buildings, tenants of which will all have access to this new amenity.

Given our leasing capabilities and tenant demand for the high-quality, amenitized space in National Landing, we believe that we are well-positioned to achieve internal growth from the lease-up of vacant space in this office portfolio.

Monetize Our Development Pipeline. As of December 31, 2025, we estimate that our development pipeline can support 4.9 million square feet (3.6 million square feet at our share) of estimated potential development density: over 75.0% of this potential development density comprises multifamily projects predominately located in the National Landing submarket; and 100.0% of this potential development density is Metro-served. The estimated potential development densities and uses reflect our current business plans as of December 31, 2025 and are subject to change based on market conditions.

We continue to advance the design of our development pipeline. As construction costs and interest rates continue to normalize, we believe we are well-positioned with a compelling portfolio of shovel-ready growth opportunities to capitalize through land sales, ground leases, and joint ventures. In 2025, we entitled two obsolete office buildings in National Landing for conversion to multifamily and hospitality uses. Additionally, we successfully re-entitled two sites in Potomac Yard, the southernmost portion of National Landing, for lower density multifamily, including townhomes. Introducing complimentary uses, like hotels and townhomes, to National Landing supports the vibrant mixed-use environment we are building and provides the opportunity to monetize our land bank through asset sales. Notwithstanding market softness, trophy office vacancy in the region is less than 10%, driving the most quality selective tenants to explore new construction options. Whether through lease or sale, we believe we offer the fastest-to-market build-to-suit option in National Landing.

Pursue New Investment Opportunities through Disciplined Capital Allocation. A fundamental component of our strategy to maximize long-term NAV per share is disciplined capital allocation. We evaluate acquisitions, development, share repurchases, dispositions, equity issuances, and other investment decisions based on how they may impact long-term NAV per share. We continue to pursue new growth opportunities that align with our strategy and competitive advantages as a mixed-use owner, operator, and developer. We believe the current market dislocation is creating some of the most compelling office investment opportunities in nearly two decades, as demonstrated by our acquisitions of Tysons Dulles

Plaza and Dulles View this past year. Both our recent acquisitions and observed market trades of office properties at levels approaching historical land values strengthen our belief that the office sector presents a favorable risk-adjusted return profile in the current environment. We are actively evaluating additional investments with similar profiles, particularly where we can apply our proven mixed-use and development expertise to unlock long-term value. In parallel, we continue to explore opportunities to monetize our land bank and selectively recapitalize certain assets, generating incremental fee revenue and carried interest income through joint ventures with third-party investors.

Third-Party Services Business

Our third-party real estate services business provides fee-based real estate services to third parties, including LEO, our impact investment management platform.

We often retain management of properties we sell as part of our capital allocation strategy. These assets, while no longer owned by us, continue to generate third-party service fees. Purchasers continue to recognize our capabilities as a real estate operator, contributing to high success rates in the retention of property management.

We believe that the fees we earn in connection with providing these third-party services enhance our overall returns, provide additional scale and efficiency in our operating and development businesses and absorb a portion of the overhead and other administrative costs of our platform. This scale provides competitive advantages, including market knowledge, buying power and operating efficiencies across all product types. We also believe that our existing relationships arising out of our third-party real estate services business will continue to provide potential access to capital and new investment opportunities.

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

Segment Data

We operate in the following business segments: multifamily, commercial and third-party real estate services. Financial information related to these business segments for each of the three years in the period ended December 31, 2025 is set forth in Note 20 to the consolidated financial statements.

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

Significant Tenants

Only commercial leases with the U.S. federal government accounted for 10% or more of our total revenue as follows:

	Year Ended December 31,
	2025	2024	2023

	(Dollars in thousands)
Rental revenue from the U.S. federal government	$56,899	$64,958	$64,439
Percentage of total revenue	11.4%	11.9%	10.7%

For a further discussion of the risks related to the federal government as tenant, including the timing of potential lease renewals or terminations, see Item 1A "Risk Factors" - Risks Related to Our Business and Operations - We derive a significant portion of our revenue from U.S. federal government tenants, and we may face additional risks and costs associated with directly managing assets occupied by government tenants.

Sustainability

Our business values integrate environmental sustainability and strong governance practices throughout our operations and investment decisions. By investing in urban infill and transit-oriented development and strategically mixing high-quality multifamily and commercial buildings with public areas, retail spaces and walkable streets, we are working to define neighborhoods that deliver benefits to the environment and our community, as well as long-term value to our shareholders.

We remain committed to transparent reporting of sustainability financial and non-financial indicators. We intend to continue publishing an annual sustainability summary with key performance indicators that are aligned with the Global Reporting Initiative reporting framework, United Nations Sustainable Development Goals, Sustainability Accounting Standards Board Standards and recommendations set forth by the Task Force on Climate-Related Financial Disclosures. Our detailed sustainability information, including our strategy, key performance targets and indicators, annual absolute comparisons, achievements and historical sustainability reports are available on our website at https://www.JBGSMITH.com/About/Sustainability. All energy, water, waste and greenhouse gas emissions data in our sustainability report are third-party, limited assurance verified following ISO 14064-3. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Energy and Water Efficiency and Management

We believe that the efficient use of natural resources will result in sustainable long-term value and mitigate climate-related risks. By 2030, we aim to reduce: energy consumption 25%, predicted energy consumption 25%, water consumption 40% and greenhouse gas emissions (Scope 1 and 2) 35%. Further, by 2030, we have committed to increase waste diversion to 40% and verify assets using green building certifications across our Operating Portfolio and development pipeline. We achieve this improvement through real time energy use monitoring and capital investments in energy and water saving projects. We report progress on these commitments annually in our sustainability summary.

We use green building certifications as a verification tool across our portfolio. These certifications demonstrate our commitment to green, smart, and healthy buildings and verify predicted operational performance. We seek to benchmark 100% of our assets to help inform capital improvement projects. As of December 31, 2025:

●	96% of all operating assets, based on square footage, have earned at least one green building certification:
o	3.1 million square feet of LEED Certified Multifamily Space (61%)
o	5.2 million square feet of LEED Certified Commercial Space (76%)
o	1.8 million square feet of ENERGY STAR Certified Multifamily Space (36%)
o	2.5 million square feet of ENERGY STAR Certified Commercial Space (36%)
o	6.2 million square feet of BOMA 360 Certified Commercial Space (89%)
●	99.6% of our operating assets' energy and water use are benchmarked

Climate Change Resilience

We take climate change and the associated risks seriously, and we are committed to managing and avoiding the impacts of climate change using science to inform action. We stand with our communities, tenants and shareholders in supporting meaningful solutions that address this global challenge. To develop a more informed view of future climate conditions and further our understanding of the direct climate-related risks to our properties, we periodically conduct a climate-related risk assessment (both acute and chronic risks across our operating assets and development pipeline) which addresses both physical and transition climate risk factors, and estimates the financial implications of those modeled risks at the asset level.

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

Our most recent assessment of climate change risk relied on S&P Global Inc.'s Climanomics modeling tool. The Climanomics methodology projects portfolio level risk exposure as well as individual asset risk exposure over four reference scenarios, or representative concentration pathways, established by the Intergovernmental Panel on Climate Change and across a range of time horizons through 2100. Climanomics’ primary output is a risk exposure metric called MAAL. This value is presented as both absolute MAAL ($ in millions) and relative MAAL (% of total asset or portfolio value). We intend to conduct periodic climate-related risk assessments as the composition of our portfolio changes.

Our periodic assessments include all in-service assets, and our development pipeline and landholdings, and included climate events such as hurricane, wildfire, temperature extremes, water stress, drought, and pluvial, fluvial and coastal flooding. The assessment of our portfolio identified pluvial (urban flooding) and coastal flooding and temperature extremes (heat stress) as top hazards. We currently have no properties in a Federal Emergency Management Agency hazard designated area.

Asset-Level Risk Management

We are managing transition risks by benchmarking energy and water consumption, carbon emissions and waste performance at the asset level and review this information with asset management and operations teams quarterly. As a leader in green building, we will continue to make capital investments that enhance building performance and tenant comfort, energy and water efficiency, on-site renewable energy and other decarbonization strategies. We work with our insurance team to benchmark resilience features and develop adaptations for short-term horizons. In 2025, we developed risk mitigation and physical resilience plans for all assets taking into account the outputs from the Climanomics tool.

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

LEO, our workforce housing platform dedicated to acquiring, financing and operating multifamily housing in high impact neighborhoods to preserve affordability for middle-income residents, manages the WHI Impact Pool and the LEO Impact Housing Fund. The WHI Impact Pool completed fundraising in 2020 with capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million, and has closed $84.4 million in financing related to the purchase of residential communities containing 3,136 units through December 31, 2025. Additionally, LEO had an initial closing of its multi-market fund, the LEO Impact Housing Fund, totaling $43.5 million ($64.5 million including accordions), which included a commitment from us of $1.3 million, and has closed on its first investment, a 144-unit property in Charlotte, North Carolina, which included a $9.0 million equity investment from LEO. As of December 31, 2025, our remaining unfunded commitments totaled $1.5 million.

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

Affordable Housing and Tenant Protection Regulations

Certain states and municipalities have adopted laws and regulations imposing restrictions on the timing or amount of rent increases and other tenant protections. As of December 31, 2025, approximately 5% of the multifamily units in our Operating Portfolio were designated as affordable housing. In addition, Washington, D.C. has laws that require, in certain circumstances, an owner of a multifamily rental property to allow tenant organizations the option to purchase the building at a market price if the owner attempts to sell the property. We expect to continue operating and acquiring assets in areas that either are subject to these types of laws or regulations or where such laws or regulations may be enacted in the future. Such laws and regulations limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of assets in certain circumstances.

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

Human Capital

Our headquarters is located at 4747 Bethesda Avenue, Suite 200, Bethesda, MD 20814. As of December 31, 2025, we had 596 employees.

We believe that our talent is our competitive advantage. To that end, we focus on talent development, succession planning and pay-for-performance. We utilize talent management practices in the broadest sense to create an engaging workplace experience for our employees, where they feel valued, respected and supported. We are keenly focused on the employee experience and want every person to feel respected for what makes them unique. We aim to ensure that all employees experience growth, belonging, and purpose at work and support this through a variety of policies, practices and activities throughout the year. At the same time, our core values provide a sound structure for finding common ground and working together as a team to deliver the best possible outcomes to our stakeholders.

We offer our employees an environment that enables them to experience the energy and excitement that comes from being together and collaborating with coworkers to achieve desirable outcomes. We provide ample opportunities for employees to make meaningful connections with their co-workers and to give back to our communities. In addition, we are proud to have been recognized a "Top Workplace" several times in past years and are focused on providing a positive employee experience to ensure that we remain an employer of choice.

We continually invest in our employee population, ensuring our employee experience more broadly continues to help us attract and retain the best talent in the industry. The list below is a sampling of offerings that help create a compelling work environment for our employees:

●	Streamlined annual performance reviews
●	Employee share purchase plan
●	Hybrid / flexible work schedules
●	Flexible paid time off
●	Town halls where senior management updates the entire team on recent progress and other important matters
●	Mentorship, professional development, and coaching programs to develop and retain talent
●	Employee referral program
●	Generous company subsidy on health-related benefits
●	Lunches with leaders
●	Volunteer opportunities

In addition to the above, we have a strong pay-for-performance culture. We want our employees to feel aligned with our company vision and values and enabled to grow in their careers. To that end, we have a strong track record of promoting from within. Consequently, the opportunities for growth and development also help to keep our population engaged and motivated.

With an ongoing focus on our three strategic pillars – (i) employee development, (ii) engagement and (iii) recruiting – we have made additional progress and have continued to drive cultural and behavioral change. We encourage a wide variety of perspectives, views and ideas in our workforce. We pride ourselves on our strong, collaborative culture, and we strive to create a supportive and healthy work environment for our employees, which helps us continue to attract innovators to our organization and to ensure our future success.

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

A material portion of our portfolio comprises office assets, which, due to the continued prevalence of work-from-home policies and practices, have generally experienced a decrease in demand and may experience a further decrease in demand as some tenants do not renew leases as they expire or renew space with a smaller footprint, which could have a material adverse effect on us. Additionally, in the current climate where office assets are near cyclical lows with limited liquidity, we intend to focus in the near term on sourcing liquidity through the sale of multifamily assets, which would result in our office assets comprising a larger portion of our portfolio. Demand for office space in the Washington, D.C. metropolitan area and nationwide, including in our portfolio, has remained relatively low and may continue to decline due to increased usage of teleworking arrangements and more flexible work-from-anywhere policies leading to reconsiderations regarding amount of square footage needed (e.g. certain tenants have reduced their leased square footage or advised us of their intention to do so), and cost cutting, including by the federal government, which could lead to continued lower office occupancy (as of December 31, 2025, 9.9% of our office and retail leases at our share, based on square footage, were scheduled to expire in 2026 or had month-to-month terms, and 14.3% were scheduled to expire in 2027), and new leasing has been slow to recover and may continue to lag due to delayed return-to-office plans and decision-making related to future office utilization.

Our portfolio of assets is geographically concentrated in Washington, D.C. metropolitan area submarkets, and particularly concentrated in National Landing, which makes us susceptible to adverse economic and other conditions such that an economic downturn affecting this area could have a material adverse effect on us.

We are particularly susceptible to adverse economic or other conditions in the Washington D.C. metropolitan market (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns and actual or anticipated federal government shutdowns, the decreases in size of the federal government, including recent and any future actual or anticipated efforts of the federal government to reduce government spending, uncertainties related to federal elections, relocations of businesses or federal agencies and functions, increases in real estate and other taxes, actual or perceived increases in retail theft and other crime, imposed curfews or states of security, military activity or law enforcement presence, and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters (including earthquakes, floods, storms and hurricanes), utility outages (including electricity and drinking water), potentially adverse effects of climate change and other disruptions that occur in this market (such as terrorist activity or threats of terrorist activity and other events), any of which have and may in the future continue to have a greater impact on the value of our assets or on our operating results than if we owned a more geographically diverse portfolio. For example, we have observed a decrease in demand for our multifamily operating portfolio, which is mirrored by the broader Washington D.C. metropolitan area, resulting from a weaker job market, driven by losses in the federal government, which lost 52,400 jobs from November 2024 to November of 2025.

Additionally, acts of violence, including terrorist attacks in the Washington, D.C. metropolitan area could directly or indirectly damage our assets, both physically and financially, or cause losses that materially exceed our insurance coverage. Properties that are occupied by federal government tenants may be more likely to be the target of a future attack. Moreover, the same risks that apply to the Washington, D.C. metropolitan area as a whole also apply to the individual submarkets where our assets are located. National Landing makes up almost 80.0% of our portfolio based on square footage at our share, and we expect that percentage to increase in the coming years. Any adverse economic or other conditions in the Washington, D.C. metropolitan area and our submarkets, especially National Landing, or any decrease in demand for multifamily, office or retail assets could have a material adverse effect on us.

Our assets and the property development market in the Washington, D.C. metropolitan area are dependent on an economy that is heavily reliant on federal government spending and use of office assets, and any actual or anticipated curtailment of such spending could have a material adverse effect on us.

Any curtailment of federal government spending, whether due to a change of presidential administration or control of Congress, federal government sequestrations, furloughs or shutdowns, a slowdown of the U.S. and/or global economy, any change in federal government agencies work-from-home policies or uses of office space, relocation of federal agencies and functions, or other factors, could have an adverse impact on real estate values and property development in the Washington, D.C. metropolitan area, on demand and willingness to enter into long-term contracts for office space by the federal government and companies dependent upon the federal government, as well as on occupancy rates and annualized rents of multifamily and retail assets by occupants or patrons whose employment is by or related to the federal government. In January 2025, the current presidential administration announced an executive order establishing DOGE to reform federal government processes and reduce expenditures. A significant portion of our leases are with tenants that are federal government contractors or defense-related companies. These tenants rely heavily on continued federal government spending and contract awards. Any reduction in federal government budgets, changes in procurement policies, or cost-cutting measures—particularly those affecting defense or related programs—could negatively impact the financial condition of these tenants, which could result in these tenants seeking to renegotiate lease terms, failing to renew leases, or defaulting on their obligations. The U.S. federal government has and may continue to implement initiatives focused on efficiencies, affordability and cost reductions, such as those pursued by DOGE, which may negatively impact our current leases with tenants that are with government entities, and/or negatively impact our tenants including government entities, government contractors and/or government employees and related demand for our residential and commercial real estate portfolio. Any such curtailments in federal spending or changes in federal leasing policy could occur in the future, which could have a material adverse effect on us.

We have significant exposure to Amazon and the National Landing submarket.

We have significant exposure to Amazon as a tenant and as a result of fees we expect to receive from them as developer, property manager and retail leasing agent. As of December 31, 2025, we have leases with Amazon in two office buildings in National Landing totaling approximately 357,000 square feet with annualized rent totaling $16.9 million. If Amazon invests less than the announced amounts in National Landing or makes such investment over a longer period than anticipated, if its business prospects decline, if it reduces the size of its workforce in National Landing below initially anticipated levels or further delays hiring or if it leases, releases or develops less square footage than anticipated, our ability to achieve the benefits associated with Amazon's headquarters location in National Landing could be adversely affected. If we, Virginia Tech, Amazon, federal, state and local governments do not make all the anticipated investments, including infrastructure investments, that would directly benefit National Landing, we could be adversely affected. Furthermore, Amazon's headquarters may not have the anticipated collateral financial effect on the National Landing submarket. If we do not achieve the perceived benefits of such location as rapidly or to the extent anticipated by us, financial or industry analysts or investors, we and potentially the market price of our common shares could be adversely affected. Additionally, if the Virginia Tech Innovation Campus reduces its contemplated size or does not have the anticipated collateral financial effect, or if any of our other key demand drivers in National Landing fail to materialize, it could have a material adverse effect on us.

We derive a significant portion of our revenue from U.S. federal government tenants, and we may face additional risks and costs associated with directly managing assets occupied by government tenants.

For the year ended December 31, 2025, 11.4% of our total revenue was generated by commercial rentals to federal government tenants, and federal government tenants historically have been a significant source of new leasing for us. For the year ended December 31, 2025, GSA was our largest single tenant, with 30 leases comprising 23.6% of total annualized rent at our share. Events could lower demand for federal government office space, such as a decrease in federal government payrolls, a change in policy that prevents governmental tenants from renting our office space or relocation of federal agencies and functions away from the Washington, D.C. region, which would have a much larger adverse effect on our revenue than a corresponding occurrence affecting commercial tenants. Additionally, a federal government shutdown has and could in the future delay or prevent us from collecting rent payments from our federal government tenants. If demand for federal government office space were to decline, it would be more difficult for us to lease our buildings and could reduce overall market demand and corresponding rental rates, all of which could have a material adverse effect on us. For example, we are aware of two GSA tenants that may vacate their space totaling approximately 63,000 square feet in 2026. Additionally, this presidential administration has placed increased focus on reduction of government spending, which could impact U.S. federal government leasing practices and upcoming renewals. During the next four years (2026 to 2030), we have 19 leases, totaling approximately 499,000 square feet at our share, with U.S. federal government tenants that will expire. Lease agreements with these federal government agencies contain provisions required by federal law, which require, among other things, that the lessor of the property agree to comply with certain rules and regulations, including those related to audits and records, subcontractor cost or pricing data, and anti-kickback and other ethics-focused laws. In addition, there are requirements relating to the potential application of equal opportunity provisions and related anti-discrimination requirements, including but not limited to, the Civil Rights Act of 1964, the Vietnam Era Veterans’ Readjustment Assistance Act, the Rehabilitation Act of 1973, and the Randolph-Sheppard Act. We are also prohibited from implementing any programs promoting diversity, equity and inclusion that violate any applicable federal anti-discrimination laws. Compliance with these requirements is costly and any increase or significant change in regulation could increase our costs, which could have a material adverse effect on us.

Rent control or rent stabilization legislation and other regulatory restrictions may limit our ability to increase rents and pass through new or increased operating costs to our residents.

Certain jurisdictions in which we own property have adopted, or may in the future adopt, laws and regulations imposing restrictions on the timing or amount of rent increases or have imposed regulations relating to low- and moderate-income housing. Such laws and regulations limit our ability to charge market rents, increase rents or evict residents at our multifamily assets and could make it more difficult for us to dispose of properties in certain circumstances. In addition, some U.S. jurisdictions have adopted regulations regarding the use of algorithmic devices or systems when making decisions regarding rents or occupancy. While the Washington D.C. region does not currently have such regulation, it is possible that one or more of the jurisdictions within the Washington D.C. region where we own assets could adopt similar regulations in the future. Similarly, compliance procedures associated with rent control statutes and low- and moderate-income housing regulations could have a negative impact on our operating costs, and any failure to comply with low- and moderate-income housing regulations could result in the loss of certain tax benefits and the forfeiture of rent payments. In addition, such low- and moderate-income housing regulations often require us to rent a certain number of units at below-

market rents, which has a negative impact on our ability to increase cash flows from our multifamily assets subject to such regulations. Furthermore, such regulations may negatively impact our ability to attract higher-paying residents to such properties. As of December 31, 2025, all of our multifamily assets located within the Washington, D.C. metropolitan area were subject to such regulations.

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

Real estate development and redevelopment activities are a critical element of our business strategy, and we expect to engage in such activities with respect to several of our properties and with properties that we may acquire in the future. To the extent that we do so, we will continue to be subject to risks, including, without limitation:

●	construction or redevelopment costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or unprofitable;
●	inflation and domestic tariff policies could increase the costs for businesses which can deter new tenants from leasing space in commercial office buildings, reducing occupancy rates and hindering the growth of National Landing, and increase the costs of construction and development projects, which could decrease the yield on such projects, delaying their commencement or resulting in fewer such pursuits;
●	time required to complete the construction or redevelopment of a project or to lease-up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;
●	contractor, subcontractor and supplier disputes, strikes, labor disputes or shortages, weather conditions or supply disruptions (including those related to the supply chain);
●	failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all;
●	delays with respect to obtaining, or the inability to obtain, necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws;
●	occupancy rates and rents of a completed project may not be sufficient to make the project profitable;
●	incurrence of design, permitting and other development costs for opportunities that we ultimately abandon;
●	the ability of prospective real estate venture partners or buyers of our properties to obtain financing; and
●	the availability and pricing of financing to fund our development activities on favorable terms or at all.

In some instances, these risks have resulted in and could in the future result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent the initiation or the completion of development or redevelopment activities, any of which could have a material adverse effect on us. Partnership or real estate venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on partners' or co-venturers' financial condition and disputes between us and our partners or co-venturers, which could have a material adverse effect on us.

As of December 31, 2025, 10.4% of our assets measured by total square feet at our share was held through real estate ventures, and we expect to co-invest in the future with other third parties through partnerships, real estate ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, real estate venture or other entity. In particular, we may use real estate ventures as a significant source of equity capital to fund our development and acquisition strategies. Consequently, with respect to any such third-party arrangement, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, real estate venture or other entity, or structure of ownership and may, under certain circumstances, be exposed to risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions, and we may be forced to make contributions to maintain the value of the property. Partners or co-venturers may have economic or other business interests or goals that are inconsistent or in direct conflict with our business interests or goals and may be in a position to take action or withhold consent contrary to our policies or objectives. These investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or real estate venture. We and our respective partners or co-venturers may each have the right to trigger a buy-sell right or forced sale arrangement, which could cause us to sell our interest, or acquire our partners' or co-venturers' interest, or to sell the underlying asset, either on unfavorable terms or at a time when we otherwise would not have initiated such a transaction. In addition, a sale or transfer by us to a third party of our interests in the partnership or real estate venture may be subject to consent rights or rights of first refusal in favor of our partners or co-venturers, which would in each case restrict our ability to dispose of our interest in the partnership or real estate venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if the entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in that entity, including by contributing our interest to a subsidiary of ours that is subject to corporate level income tax. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our real estate ventures may be subject to debt, and the refinancing of such debt may require equity capital calls. Furthermore, any cash distributions from real estate ventures will be subject to the operating agreements of the real estate ventures, which may limit distributions, the timing of distributions or specify certain preferential distributions among the respective parties. The occurrence of any of the risks described above could have a material adverse effect on us.

We depend on major tenants in our commercial portfolio, and the bankruptcy, insolvency or inability to pay rent of any of these tenants could have a material adverse effect on us.

As of December 31, 2025, the 20 largest office and retail tenants in our Operating Portfolio represented 55.4% of our share of total annualized office and retail rent. In many cases, through tenant improvement allowances and other concessions, we have made substantial upfront investments in leases with our major tenants that we may not recover if they fail to pay rent through the end of the lease term. The inability or failure of a major tenant to pay rent, or the bankruptcy or insolvency of a major tenant, may adversely affect the income produced by our Operating Portfolio. Additionally, we may experience delays in enforcing our rights as landlord due to federal, state and local laws and regulations and may incur substantial costs in protecting our investment. Any such event could have a material adverse effect on us.

We derive a significant portion of our revenue from five of our assets.

As of December 31, 2025, five of our assets in the aggregate generated 29.9% of our share of annualized rent. The occurrence of events that have a negative impact on one or more of these assets, such as a natural disaster that damages one or more of these assets, would have a much larger adverse effect on our revenue than a corresponding occurrence affecting a less significant property. A substantial decline in the revenue generated by one or more of these assets could have a material adverse effect on us.

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

As of December 31, 2025, we estimate that our development pipeline can support 4.9 million square feet (3.6 million square feet at our share) of estimated potential development density. The potential development density estimates for our development pipeline and/or any particular development parcel are based solely on our estimates, using data available to us, and our business plans as of December 31, 2025. The actual density of our development pipeline and/or any development parcel may differ substantially from our estimates based on numerous factors, including our inability to obtain necessary zoning, land use and other required entitlements, legal challenges to our plans by activists and others, as well as building, occupancy and other required governmental permits and authorizations, and changes in the entitlement, permitting and authorization processes that restrict or delay our ability to develop, redevelop or use our development pipeline at anticipated density levels. We can provide no assurance that the actual density of our development pipeline and/or any development parcel will be consistent with our estimated potential development density.

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

In the normal course of business, we and our service providers process proprietary, confidential, and personal information provided by our tenants, employees, and vendors through a variety of information technology networks and systems, including some provided by third parties. The risk of a cyber incident or disruption, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks have increased globally. Further, adoption of AI tools by us or by third parties may pose new cybersecurity challenges. We use software and platforms designed to detect such cybersecurity threats, including AI-based tools, but AI is increasingly employed in social engineering and other cyber attacks, and the risks of those attacks being successful has increased as well. As our reliance on technology increases, so do the risks posed to our systems – both internal and external. Our primary risks that could directly result from the occurrence of a cyber incident are theft of assets; operational interruption; reputational damage; stolen funds; regulatory enforcement, lawsuits and other legal proceedings; damage to our relationships with our tenants; and private data exposure. A significant and extended disruption could damage our business or reputation, cause a loss of revenue, have an adverse effect on tenant relations, cause an unintended or unauthorized disclosure of confidential information, including proprietary or personal information, or lead to the misappropriation of such information, any of which could result in us incurring significant expenses to resolve these kinds of issues. Although we have implemented processes, procedures and controls to help prevent and mitigate the risks associated with a cyber incident, there can be no assurance that these measures will be sufficient for all possible situations. Even security measures that are appropriate, reasonable and/or in accordance with applicable legal requirements may not be sufficient to protect the information we maintain. Unauthorized parties, whether within or outside our company, may disrupt or gain access to our systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, computer viruses or other malicious code, and similar means of unauthorized and destructive tampering. We and our third-party providers have experienced cybersecurity threats and incidents in the past and we expect them to continue. However, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition within the last three years. A successful attack on one of our service providers could result in a compromise of our own network, theft of our data, legal obligations or liabilities, deployment of ransomware or similar extortion schemes, a disruption in our supply chain or of services upon which we rely. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted cyber incidents evolve and may not be recognized until they have been launched against a number of targets. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, making it impossible for us to entirely mitigate this risk. If any of the foregoing risks materialize, it could have a material adverse effect on us.

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

We are subject to significant risks related to the real estate industry, any of which could have a material adverse effect on us. These include, among other things:

●	The value of real estate fluctuates depending on conditions in the general economy and the real estate business. Additionally, adverse changes in these conditions may result in a decline in rental revenue, sales proceeds and occupancy levels at our assets and adversely impact our revenue and cash flows. If rental revenue, sales proceeds and/or occupancy levels decline, we generally would expect to have less cash available to pay indebtedness and for distribution to shareholders. In addition, some of our major expenses, including mortgage loan payments, real estate taxes and maintenance costs generally do not decline when the related rents decline.
●	The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, and our inability or the inability of our tenants to timely refinance maturing liabilities to meet liquidity needs may materially affect our financial condition and results of operations. Additionally, mortgage loan obligations expose us to risk of foreclosure and the loss of properties subject to such obligations.
●	It may be difficult to buy and sell real estate quickly, or we or potential buyers of our assets may experience difficulty in obtaining financing, which may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. Additionally, we may be unable to identify, negotiate, finance or consummate acquisitions of properties, or acquire properties on favorable terms, or at all.
●	The composition of our portfolio by asset type is likely to continue to change over time, which could expose us to different asset class risks than if our portfolio composition remained static or cause certain risks within an asset class to become more or less important, and we may be adversely affected by trends in the asset classes we currently own.
●	We may not be able to control the operating expenses associated with our properties, which include real estate taxes, insurance, loan payments, maintenance, utilities and costs of compliance with governmental regulation, or our operating expenses may remain constant or increase, even if our revenue does not increase, which could have a material adverse effect on us.
●	Pandemics and other health concerns could cause a material disruption to the multifamily and office industries or the economy as a whole and have a negative effect on our business, our results of operations, our cash flow and our financial condition.

●	Macroeconomic trends, including increases in inflation and interest rates, could have a material adverse effect on us, as well as our tenants, which may adversely impact our business, financial condition and results of operations.
●	We may be unable to renew leases, lease vacant space or re-let space as leases expire, or do so on favorable terms, which could have a material adverse effect on us. As of December 31, 2025, leases representing 9.9% of our share of the office and retail square footage in our Operating Portfolio were scheduled to expire in 2026 or have month-to-month terms, 14.3% were scheduled to expire in 2027, and 23.7% of our share of the office and retail square footage in our Operating Portfolio was unoccupied and not generating rent. We may find it necessary to make rent or other concessions and/or significant capital expenditures to improve our assets to retain and attract tenants.
●	We may be unable to maintain or increase our occupancy and revenue at certain multifamily, commercial and other assets due to an increase in supply, more favorable terms offered by competitors, and/or deterioration in our markets.
●	Increased affordability of residential homes and other competition for tenants of our multifamily properties could affect our ability to retain current residents of our multifamily properties, attract new ones or increase or maintain rents, which could adversely affect our results of operations and our financial condition.
●	We may from time to time be subject to litigation, which may significantly divert the attention of our officers and/or trustees and result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance, any of which could have a material adverse effect on us.
●	We own leasehold interests in certain land on which some of our assets are located. If we default under the terms of any of these ground leases, we may be liable for damages and could lose our leasehold interest in the property or our option to purchase the underlying fee interest in such asset. In addition, unless we purchase the underlying fee interests in the land on which a particular property is located, in the future, we will lose our right to operate the property or we will continue to operate it at much lower profitability, which would significantly adversely affect our results of operations. In addition, if we are perceived to have breached the terms of a ground lease, the fee owner may initiate proceedings to terminate the lease.
●	Our assets may be subject to impairment losses, which could have a material adverse effect on our results of operations.
●	Climate change, including rising sea levels, flooding, prolonged periods of extreme temperature or other extreme weather, and changes in precipitation and temperature, may result in physical damage to, or a total loss of, our assets located in areas affected by these conditions, including those in low-lying areas close to sea level, such as National Landing, and/or decreases in demand, rent from, or the value of those assets. In addition, we may incur material costs to protect these assets, including increases in our insurance premiums as a result of the threat of climate change, or the effects of climate change may not be covered by our insurance policies. Furthermore, changes in federal and state legislation and regulations on climate change could result in increased utility expenses and/or increased capital expenditures to improve the energy efficiency and reduce carbon emissions of our properties in order to comply with such regulations or result in fines for non-compliance. Any of the foregoing could have a material and adverse effect on us.

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

These risks include, among other things, the risk that an economic downturn or a deterioration in the capital markets may materially affect the value of our equity securities; the absence of any guarantee or certainty regarding the timing, amount, or payment of future dividends on our common shares; the risk of dilution of ownership and/or voting power in our company due to certain actions taken by us; the risk that future offerings of debt or preferred equity securities, which would be senior to our common shares upon liquidation, and in the case of preferred equity securities may be senior to our common shares for purposes of dividend distributions or upon liquidation, may adversely affect the per share trading price of our common shares; and the risk that the announcement of a material change may result in a rapid and significant decline in the price of our common shares. If any of the foregoing risks materialize, it could have a material adverse effect on us.

We have a substantial amount of indebtedness, and our debt agreements include restrictive covenants and other requirements, which may limit our financial and operating activities, our future acquisition and development activities, or otherwise affect our financial condition.

As of December 31, 2025, we had $2.5 billion aggregate principal amount of consolidated debt outstanding, and our unconsolidated real estate ventures had $175.0 million aggregate principal amount of debt outstanding ($35.0 million at our share), resulting in a total of $2.6 billion aggregate principal amount of debt outstanding at our share. A portion of our outstanding debt is guaranteed by JBG SMITH LP. Our cash flow from operations may be insufficient to meet our required debt service and payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our assets or to pay the dividends currently contemplated. Additionally, our debt agreements include customary restrictive covenants, that, among other things, restrict our ability to incur additional indebtedness, to engage in material asset sales, mergers, consolidations and acquisitions, and in certain circumstances, to pay dividends, make distributions and repurchase common shares, and some of our debt agreements also include requirements to maintain financial ratios. Our ability to borrow is subject to compliance with these and other covenants, and failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources or give possession of a property to the lender. Any of the foregoing could affect our ability to obtain additional funds as needed, or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs or to finance our future acquisition and development activities.

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

Our future plans, including share repurchases, development and acquisitions, are capital intensive. We anticipate funding these plans through asset sales, real estate ventures with third parties, recapitalizations of assets, and public or private securities offerings, or a combination thereof. To the extent we dispose of assets to fund our development and investment plans, we may dispose of multifamily, commercial, and/or retail assets as well as land, but expect, in the current environment, to source liquidity primarily from our multifamily assets in Washington, D.C. Depending on the type of assets we sell and extent of these sales, the composition of our portfolio could change significantly such that we may no longer be a mixed-asset real estate company, and depending on the resulting proportion of our office to multifamily assets, our portfolio may be viewed less favorably by investors and the capital markets, which could have an adverse effect on our ability to continue to raise capital to fund our business. Our development and investment plans may also require a significant amount of debt financing which subjects us to additional risks, such as rising interest rates. For information about our available sources of funds, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and the notes to the consolidated financial statements included herein.

The liquidity of our common shares may decline as a result of our continued repurchase of our common shares.

Since launching our share repurchase program in 2020 through December 31, 2025, we have repurchased and retired 83.6 million common shares, which is 62.3% of the common shares outstanding as of December 31, 2019, for $1.6 billion, a weighted average purchase price per share of $18.79. In February 2025, our Board of Trustees increased our common share repurchase authorization from $1.5 billion to $2.0 billion. As a result of these repurchases, the ability of holders of common shares to buy and sell their common shares may have declined and may continue to decline as a result of future repurchases.

We are subject to interest rate risk, which could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

As of December 31, 2025, $205.0 million was outstanding under our revolving credit facility, and we had $600.9 million ($635.9 million, including our share of debt for unconsolidated real estate ventures) of mortgage loans outstanding both subject to instruments that bear interest at variable rates, and we may continue to incur indebtedness that bears interest at variable interest rates. While most of these mortgage loans are protected against interest rate increases above specified rates via interest rate cap agreements, the remainder does not benefit from such arrangements. Further, we may borrow money at variable interest rates in the future without the benefit of associated hedges and caps. With respect to these unhedged amounts, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect our cash flow and our ability to service our indebtedness and make distributions to our shareholders, which could, in turn, adversely affect the market price of our common shares. We may enter into hedging transactions to protect ourselves from the effects of interest rate fluctuations on floating rate debt. As of December 31, 2025, our hedging transactions included interest rate cap agreements, which covered $410.9 million of our outstanding consolidated debt, primarily with two counterparties, which also exposes us to counterparty risk. Interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates, which could reduce the overall returns on our investments. Moreover, there can be no assurance that our hedging arrangements will qualify as highly effective hedges under applicable accounting standards. Furthermore, should we desire to terminate a hedging agreement, there could be significant costs and cash requirements. Additionally, we are required to maintain interest rate cap agreements under certain of our variable rate debt agreements. Renewing, extending or entering into new interest rate cap agreements in a rising and volatile interest rate environment may cause us to incur significant upfront costs. Finally, the REIT provisions of the Code impose certain restrictions on our ability to use hedges, swaps and other types of derivatives to hedge our liabilities. Any of the foregoing could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

Risks and Conflicts of Interest Related to Our Organization and Structure

Tax consequences to holders of OP Units upon a sale of certain of our assets may cause the interests of our senior management to differ from your own.

Some members of our senior management team and Board of Trustees are holders of OP Units. Those unitholders may have conflicting interests with holders of our common shares. For example, some holders of OP Units may suffer different and more adverse tax consequences than holders of our common shares upon the sale of certain of the assets owned by JBG SMITH LP, and, therefore, these holders may have different objectives regarding the appropriate pricing, timing and material terms of any sale or refinancing of certain assets, or whether to sell such assets at all, which could influence their decisions in their capacities as members of management or the Board of Trustees.

Certain of our trustees and executive officers may have actual or potential conflicts of interest as a result of other past and future investments in real estate ventures.

Ownership of interests in the JBG Legacy Funds, current or past service as a managing member at JBG, co-investments made alongside our investments, and other investments in real estate ventures by our executive officers and trustees, if any, could create, or appear to create potential conflicts of interest. Potential conflicts of interest may arise with the other relevant real estate ventures, including JBG Legacy Funds, if we engage in direct transactions or compete for assets or tenants. For example, we have entered, and in the future may enter into transactions with the JBG Legacy Funds, such as purchasing assets from them. Any such transaction creates a conflict of interest as a result of our management team's interests on both sides of the transaction because we manage the JBG Legacy Funds and because members of our management and Board of Trustees own interests in the general partner or other managing entities of the JBG Legacy Funds. Any of the above-described conflicts of interest could have a material adverse effect on us.

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in shareholder dilution and limit our ability to sell or refinance such assets.

In the future, we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in JBG SMITH LP, which may result in shareholder dilution through the issuance of OP Units that may be exchanged for common shares. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct (as compared to a transaction where we do not inherit the contributor's tax basis but acquire tax basis equal to the value of the consideration exchanged for the property) until the OP Units issued in such transactions are redeemed for cash or converted into common shares. While no such protection arrangements existed as of December 31, 2025, in the future we may agree to protect the contributors' ability to defer recognition of taxable gain through restrictions on our ability to dispose of, or refinance the debt on, the acquired properties for specified periods of time. Similarly, we may be required to incur or maintain debt we would otherwise not incur or maintain so that we can allocate the debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms that would be favorable absent such restrictions.

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

Additionally, our declaration of trust authorizes the Board of Trustees, without shareholder approval, to establish a class or series of common or preferred shares whose terms could delay, deter or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interest of our shareholders. For example, in October 2025, we issued Class B Shares to certain LTIP Unit and OP Unit holders. These Class B Shares, which have no economic rights and no rights to dividends, distributions or proceeds upon our liquidation, entitle such holders of Class B Shares to vote on all matters submitted to our shareholders, with common shares and Class B Shares voting as a single class. Our declaration of trust and bylaws contain other provisions that may delay, deter or prevent a change of control or other transaction that might involve a premium price or otherwise be in the best interest of our shareholders.

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

In particular, information included under "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. Such factors include:

●	the economic health and public safety climate of the greater Washington, D.C. metropolitan area and our geographic concentration therein, particularly our concentration in National Landing;

●	trends in demand for office space in the Washington, D.C. metropolitan area, particularly with respect to our two largest tenants: Amazon and the federal government as well as tenants in defense and technology industries;
●	the amount and timing of Amazon’s investments in National Landing and revenue we receive from them currently and may receive in the future;
●	whether any or all of the other demand drivers discussed above will fail to materialize;
●	reductions in or actual or threatened changes to the timing of federal government spending;
●	changes in general political, regulatory, economic, public safety and competitive conditions and specific market conditions;
●	the risks associated with federal government shutdowns and the federal government’s recent and ongoing efforts to reduce government spending;
●	the risks associated with real estate development and redevelopment, including unanticipated expenses, delays and other contingencies;
●	the risks associated with the acquisition, disposition and ownership of real estate in general and our real estate assets in particular;
●	the ability to complete desired acquisitions, dispositions and share repurchases on the terms and timeline anticipated;
●	the ability to control our operating expenses;
●	the risks related to co-investments in real estate ventures and partnerships, including the ability to source joint venture capital for our development pipeline;
●	the ability to renew leases, lease vacant space, re-let space as leases expire, or strategically take buildings out of service, and to do so on favorable terms;
●	the economic health of our tenants;
●	fluctuations in interest rates;
●	the liquidity of our common shares;
●	the supply of competing properties and competition in the real estate industry generally;
●	the availability and terms of financing and capital and the general volatility of securities markets;
●	the risks associated with mortgage loans and other indebtedness;
●	compliance with applicable laws, including those concerning the environment and access by persons with disabilities;
●	the ability to meet certain environmental targets;
●	increased investor and government focus and activism (both positive and negative) related to sustainability and social responsibility matters;
●	terrorist attacks, acts of violence and the occurrence of cyber incidents or system failures;
●	the ability to maintain key personnel;
●	failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and
●	other factors discussed under the caption "Risk Factors."

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

ITEM 1C. CYBERSECURITY

Strategy and Risk Management

To mitigate cybersecurity risks we have adopted a process of continuous improvement and adaptation to the ever-changing threat landscape. As part of this process, we engage with industry-leading managed security service providers to supplement our efforts in preventing, identifying and responding to cybersecurity threats. Our information technology operations, information security processes and CIRP are informed by the National Institute of Standards and Technology Cybersecurity Framework.

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

We seek to mitigate cybersecurity risks we identify through a variety of methods, including:

●	When practical and necessary, we patch vulnerabilities that are identified.
●	We deploy endpoint detection and monitoring technologies to identify potential cybersecurity incidents, which have capabilities to automatically isolate and terminate vulnerabilities.
●	We utilize industry-standard tools and controls for user management, authentication, and privileged access management.
●	We back up our systems and data to mitigate the impact of a cybersecurity event that would impact our ability to operate or result in the loss of data.
●	We partner with strategic managed cybersecurity service providers to supplement the capabilities of our internal team.
●	We periodically test, evaluate and refine our CIRP in response to identified risks.
●	To manage the third-party cybersecurity risk introduced by our cloud-first strategy, we have implemented a due diligence process for new software partners as well as an annual review process for essential SaaS system partners.

●	We conduct cybersecurity awareness training annually and simulated phishing campaigns no less than quarterly to test and educate our employees.

Notwithstanding the steps we take to address cybersecurity, we may not be successful in preventing or mitigating all cybersecurity incidents or threats.

Governance

Our Chief Information & Technology Officer provides oversight and guidance of our cybersecurity risk management strategy, programs and processes. The Chief Information & Technology Officer has over 20 years of experience in information technology in the real estate sector, leading organizations through strategic technology and process improvement initiatives. He is supported in his efforts by a team of technical experts who have had formal training and possess relevant industry related experience in addition to managed cybersecurity service providers who specialize in preventing, identifying and responding to cybersecurity threats.

The Audit Committee of our Board of Trustees provides board-level governance and oversight regarding cybersecurity matters. Management meets with the Audit Committee periodically to discuss cybersecurity strategy, risk, trends, and internal personnel and qualifications. As part of our annual enterprise risk assessment, technology and cyber risks are risk factors which are ranked and reviewed by management.

In the event of a cybersecurity incident, we engage our CIRP, which provides a framework of processes and procedures related to identifying, categorizing, responding, containing, analyzing, and eradicating cybersecurity threats to mitigate downtime and promptly restore systems and services. Management has responsibility for reporting cybersecurity incidents to the Audit Committee in a timely manner, if consistent with our CIRP. The CIRP also addresses management's responsibility, with Audit Committee oversight, with respect to any reporting or disclosure determinations related to a given cybersecurity incident and provides for Audit Committee and Board of Trustee briefings as appropriate.

Risks, Threats and Material Incidents

We and our third-party providers have experienced cybersecurity threats and incidents in the past and we expect them to continue. However, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition within the last three years. Notwithstanding the extensive approach we take to address cybersecurity, there can be no assurance that our cybersecurity efforts and measures will be effective or that attempted cybersecurity incidents or disruptions would not be successful or damaging. See Item 1A "Risk Factors" - Risks Related to Our Business and Operations - The occurrence of cyber incidents, or a deficiency in our cybersecurity, or the cybersecurity of our service providers, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, regulatory enforcement and other legal proceedings, and/or damage to our business relationships, all of which could negatively impact our financial results.

ITEM 2. PROPERTIES

Note on presentation of "at share" information. We present certain financial information and metrics "at JBG SMITH Share," which is calculated on an entity-by-entity basis, but exclude our 10.0% subordinated interest in one commercial building and our 33.5% subordinated interest in four commercial buildings, as well as the associated non-recourse mortgage loans, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures, and we have not guaranteed their obligations or otherwise committed to providing financial support. "At JBG SMITH Share" information, which we also refer to as being "at share," "our pro rata share" or "our share," is not, and is not intended to be, a presentation in accordance with GAAP. Because as of December 31, 2025, 10.4% of our assets, as measured by total square feet, was held through real estate ventures in which we own less than 100% of the ownership interest, we believe this form of presentation, which includes our economic interests in the unconsolidated real estate ventures, provides investors important information regarding a significant component of our portfolio, its composition, performance and capitalization. We classify our portfolio as "operating," "under-construction," or "development pipeline." As of December 31, 2025, there were no assets under construction.

The following tables summarize information about our multifamily, commercial and development pipeline portfolios as of December 31, 2025. Many of our assets in the development pipeline are adjacent to or an integrated component of operating multifamily or commercial assets in our portfolio. A number of our assets included in the following tables are held through real estate ventures with third parties or are subject to ground leases. In addition to other information, the following tables indicate our percentage ownership, whether the asset is consolidated or unconsolidated, and whether the asset is subject to a ground lease.

Multifamily Assets

				Number	Total		Multifamily
	%		Same Store (2):	of	Square	%	%	Retail %
Multifamily Assets	Ownership	C/U (1)	2024-2025	Units	Feet	Leased	Occupied	Occupied

National Landing
RiverHouse Apartments (Ashley, James and Potomac)	100.0%	C	Y	1,676	1,326,219	91.8%	90.7%	100.0%
The Bartlett	100.0%	C	Y	699	619,372	95.5%	93.8%	100.0%
Reva	100.0%	C	N	471	324,188	77.8%	76.9%	38.5%
The Grace	100.0%	C	N	337	311,903	86.1%	83.4%	81.8%
220 20th Street	100.0%	C	Y	265	271,476	95.1%	95.1%	100.0%
2221 S. Clark Street - Residential (3)	100.0%	C	Y	216	96,948	73.2%	71.6%	—

D.C.
The Wren	100.0%	C	Y	433	332,682	92.6%	90.8%	100.0%
F1RST Residences	100.0%	C	Y	325	270,928	89.2%	88.0%	100.0%
Atlantic Plumbing	100.0%	C	Y	310	245,228	91.8%	91.0%	90.7%
1221 Van Street	100.0%	C	Y	291	225,592	85.5%	82.8%	100.0%
901 W Street	100.0%	C	Y	161	154,340	89.8%	88.2%	74.6%
900 W Street (3)	100.0%	C	Y	95	71,050	45.3%	32.6%	—
West Half	60.0%	C	Y	465	385,372	87.4%	86.5%	83.1%

Total / Weighted Average (3)				5,744	4,635,298	90.2%	88.7%	89.4%

Recently Delivered
National Landing
Valen	100.0%	C	N	355	302,803	34.8%	33.2%	—
The Zoe	100.0%	C	N	420	274,995	51.2%	48.8%	100.0%

Total / Weighted Average				775	577,798	42.6%	41.7%	42.2%

Operating - Total / Weighted Average (3)				6,519	5,213,096	84.8%	82.8%	86.1%

Totals at JBG SMITH Share (3)				6,333	5,058,947	84.7%	82.7%	86.3%

Note:   At 100% share, unless otherwise noted.

(1)	"C" denotes a consolidated interest and "U" denotes an unconsolidated interest.
(2)	"Y" denotes an asset as same store and "N" denotes an asset as non-same store.
(3)	2221 S. Clark Street - Residential and 900 W Street are excluded from percent leased and percent occupied metrics as they are operated as short-term rental properties.

Commercial Assets

				Total
	%		Same Store (2):	Square	%	Office %	Retail %
Commercial Assets	Ownership	C/U (1)	2024-2025	Feet	Leased	Occupied	Occupied

National Landing
1550 Crystal Drive (3)	100.0%	C	Y	555,236	90.1%	87.3%	98.9%
2121 Crystal Drive	100.0%	C	Y	509,595	66.8%	64.7%	100.0%
2345 Crystal Drive	100.0%	C	Y	499,635	33.3%	32.4%	74.3%
2231 Crystal Drive	100.0%	C	Y	468,755	69.1%	65.6%	97.4%
2011 Crystal Drive	100.0%	C	Y	441,634	68.8%	49.1%	51.4%
2451 Crystal Drive	100.0%	C	Y	402,276	85.4%	85.2%	92.6%
241 18th Street S. (3)	100.0%	C	Y	337,053	88.3%	85.2%	100.0%
201 12th Street S.	100.0%	C	Y	335,231	89.2%	88.8%	100.0%
251 18th Street S. (3)	100.0%	C	Y	301,809	94.3%	95.5%	12.2%
1770 Crystal Drive	100.0%	C	Y	273,787	98.3%	100.0%	67.8%
200 12th Street S.	100.0%	C	Y	202,761	52.8%	52.8%	—
1901 South Bell Street (3)	100.0%	C	Y	71,986	100.0%	100.0%	—
Crystal Drive Retail (3)	100.0%	C	Y	44,094	86.6%	—	86.6%
1235 S. Clark Street	100.0%	C	Y	384,688	67.2%	62.8%	97.8%
1215 S. Clark Street	100.0%	C	Y	336,159	99.6%	100.0%	44.5%
1225 S. Clark Street	100.0%	C	Y	276,184	99.1%	100.0%	80.9%

Other
Tysons Dulles Plaza	100.0%	C	N	491,494	69.4%	69.4%	70.1%
800 North Glebe Road	100.0%	C	Y	306,210	83.1%	82.2%	92.4%
One Democracy Plaza (4) (5)	100.0%	C	Y	213,417	84.2%	84.0%	100.0%
1101 17th Street	100.0%	C	Y	210,451	84.2%	84.3%	82.8%
Dulles View (5) (6)	60.0%	U	N	354,378	70.7%	70.7%	—
4747 Bethesda Avenue (7)	20.0%	U	Y	300,535	92.8%	92.4%	100.0%

Operating - Total / Weighted Average				7,317,368	77.8%	75.5%	88.9%

Operating - Total / Weighted Average at JBG SMITH Share				6,935,189	77.5%	75.1%	88.6%

Note:    At 100% share, unless otherwise noted.

(1)	"C" denotes a consolidated interest and "U" denotes an unconsolidated interest.
(2)	"Y" denotes an asset as same store and "N" denotes an asset as non-same store.
(3)	The following assets contain space that is held for development or not otherwise available for lease. This out-of-service square footage is excluded from square feet, leased and occupancy metrics in the above table.

		Not Available
Commercial Asset	In-Service	for Lease
1550 Crystal Drive	555,236	4,281
241 18th Street S.	337,053	26,557
251 18th Street S.	301,809	38,678
1901 South Bell Street	71,986	202,926
Crystal Drive Retail	44,094	85,052
2221 S. Clark Street - Office	—	35,182
(4)	Asset is subject to a ground lease through 2084, where we are the lessee.
(5)	Not Metro-served.
(6)	In December 2025, we acquired Dulles View, comprising two commercial buildings in Herndon, Virginia, through a real estate venture, for $31.5 million of which our 60.0% share was $18.9 million.
(7)	Includes our corporate office lease of 62,645 square feet.

Development Pipeline

	Estimated Potential Development Density (SF)
Submarket	Total	Multifamily	Office	Retail

National Landing (1)	3,395,700	2,659,700	656,400	79,600
D.C.	175,700	42,700	133,000	—

Totals at JBG SMITH Share	3,571,400	2,702,400	789,400	79,600

Note:  Excludes unentitled land parcels and land parcels controlled through an option agreement.

(1)	In February 2026, we sold a development parcel in Alexandria, Virginia with 347,700 square feet of estimated potential development density for $50.7 million.

Major Tenants

The following table summarizes information for our 10 largest tenants by annualized rent as of December 31, 2025:

		At JBG SMITH Share
				Annualized	% of Total
	Number of	Square	% of Total	Rent	Annualized
Tenant	Leases	Feet	Square Feet	(In thousands)	Rent
GSA	30	1,452,629	26.5%	$58,304	23.6%
Amazon	3	357,339	6.5%	16,851	6.8%
Lockheed Martin Corporation	2	183,442	3.3%	9,393	3.8%
Accenture Federal Services LLC	2	123,706	2.3%	5,726	2.3%
Public Broadcasting Service	1	120,328	2.2%	5,260	2.1%
Whole Foods Market Group Inc	3	98,625	1.8%	3,909	1.6%
American Diabetes Association	1	80,998	1.5%	3,852	1.6%
Nooks LLC	3	76,328	1.4%	3,710	1.5%
Booz Allen Hamilton Inc	2	69,328	1.3%	3,501	1.4%
National Consumer Cooperative	1	65,736	1.2%	3,372	1.4%
Total	48	2,628,459	48.0%	$113,878	46.1%

Note: Includes all leases as of December 31, 2025 for which a tenant has taken occupancy for office and retail space within our Operating Portfolio.

Lease Expirations

The following table sets forth as of December 31, 2025 the scheduled expirations of tenant leases in our Operating Portfolio for each year from 2026 through 2034 and thereafter:

		At JBG SMITH Share

					% of
			% of	Annualized	Total	Annualized
	Number of	Square	Total	Rent (1)	Annualized	Rent Per
Year of Lease Expiration	Leases	Feet	Square Feet	(In thousands)	Rent	Square Foot (1)
Month-to-Month	9	122,504	2.2%	$5,070	2.1%	$41.39
2026	71	424,013	7.7%	20,334	8.2%	47.96
2027	57	784,095	14.3%	37,683	15.3%	48.06
2028	37	416,228	7.6%	19,171	7.8%	46.06
2029	41	361,007	6.6%	17,086	6.9%	47.33
2030	37	639,032	11.7%	30,113	12.2%	47.12
2031	39	641,617	11.7%	25,205	10.2%	39.28
2032	20	699,343	12.8%	28,349	11.5%	40.54
2033	28	361,490	6.6%	15,917	6.4%	44.03
2034	23	230,083	4.2%	11,910	4.8%	62.37
Thereafter	38	805,491	14.6%	35,992	14.6%	44.68
Total / Weighted Average	400	5,484,903	100.0%	$246,830	100.0%	$45.33

Note:  Includes all leases as of December 31, 2025 for which a tenant has taken occupancy for office and retail space within our Operating Portfolio and assuming no exercise of renewal options or early termination rights. The weighted average remaining lease term for the entire portfolio is 5.2 years.

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

We, along with multiple other parties, are named defendants in a lawsuit arising out of a condominium development project known as Wardman Tower in Washington, D.C. The lawsuit was filed by the Wardman Tower Residential Condominium Unit Owners Association in the Superior Court of the District of Columbia on November 25, 2020. The lawsuit seeks damages resulting primarily from alleged construction and design deficiencies, alleged misrepresentations and claims alleged under the D.C. CPPA. The lawsuit seeks $185.0 million in compensatory damages, plus treble damages related to the CPPA claims, and attorney’s fees and costs. The trial began on November 10, 2025. The Wardman Tower project was designed and constructed by other parties and achieved substantial completion prior to our formation. We were not involved in any way with the project but one of our subsidiary entities, that was recently made a defendant in the litigation, had previously entered into a project management agreement with the project owner. We deny liability for the claims asserted and will vigorously defend ourselves against the claims alleged in the litigation. However, no assurance can be given that the matter will be resolved favorably.

There are various other legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows. Our accrual for loss contingencies relating to unresolved legal matters was included in "Other liabilities, net" in our consolidated balance sheet. Actual losses may differ materially from amounts recorded and the ultimate outcome of these legal proceedings is generally not yet determinable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common shares trade on the NYSE under the symbol "JBGS." On February 13, 2026, there were 701 holders of record of our common shares. This number does not reflect individuals or other entities who hold their shares in "street name."

Dividends declared for the year ended December 31, 2025, totaled $0.70 per common share (quarterly dividends of $0.175 per common share). Dividends declared for the year ended December 31, 2024, totaled $0.875 per common share (five distributions of $0.175 per common share). Dividends declared for the year ended December 31, 2023, totaled $0.675 per common share (quarterly dividends of $0.225 per common share for the first three quarters of 2023). Future dividends will be declared at the discretion of our Board of Trustees and will depend upon cash generated by our operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as our Board of Trustees deems relevant. To qualify for the beneficial tax treatment accorded to REITs under the Code, we are currently required to make distributions to holders of our shares in an amount equal to at least 90% of our REIT taxable income as defined in Section 857 of the Code.

The annual distribution amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder's basis in the shareholder's shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder's basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder's shares. No assurances can be given regarding what portion, if any, of distributions in 2026 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, the capital gain dividends are generally taxable to the shareholder as long-term capital gains.

Effective October 27, 2025, 30.0 million authorized but unissued common shares were reclassified as Class B Shares, and on October 27, 2025, we issued 13.9 million Class B Shares to certain LTIP Unit and OP Unit holders. Holders of Class B Shares are entitled to vote on all matters submitted to our shareholders, with common shares and Class B Shares voting as a single class. Class B Shares are automatically cancelled and redeemed upon the redemption of each corresponding OP Unit. Class B Shares are not listed on any national securities exchange, and do not have any economic rights or rights to any dividends, distributions or proceeds upon our liquidation. Similarly, the Class B Shares are excluded from the calculation of earnings (loss) per common share as they do not participate in profits or losses.

In 2026, through the date of this filing, we issued 3.0 million Class B Shares to certain LTIP Unit holders in connection with the 2026 equity grants. On February 13, 2026, there were 200 holders of our Class B Shares.

Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return of our common shares, the S&P MidCap 400 Index and the FTSE Nareit Equity Office Index, from December 31, 2020, through December 31, 2025. The comparison assumes $100 was invested on December 31, 2020 in our common shares and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the FTSE Nareit Equity Office Index because we believe that it is representative of the industry in which we compete and is relevant to an assessment of our performance. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

TOTAL RETURN PERFORMANCE
INDEX VALUE
165
145
125
105
85
65
45
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
JBG SMITH Properties
S&P MidCap 400 Index
FTSE NAREIT Equity Office Index

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
JBG SMITH Properties	100.00	94.58	65.22	61.22	58.46	67.33
S&P MidCap 400 Index	100.00	124.76	108.47	126.29	143.89	154.68
FTSE Nareit Equity Office Index	100.00	122.00	76.10	77.65	94.35	81.15

Sales of Unregistered Shares

During the year ended December 31, 2025, we did not sell any unregistered securities.

Repurchases of Equity Securities

The following table summarizes common shares repurchased:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under the Plan Or Programs
October 1, 2025 - October 31, 2025	383,758	$20.49	383,758	$428,472,747
November 1, 2025 - November 30, 2025	—	—	—	428,472,747
December 1, 2025 - December 31, 2025	—	—	—	428,472,747
Total for the three months ended December 31, 2025	383,758	20.49	383,758
Total for the year ended December 31, 2025	26,824,382	16.52	26,824,382
Program total since inception in March 2020 (1)	83,625,728	18.79	83,625,728
(1)	In 2026, through February 13, 2026, we repurchased and retired 647,843 common shares for $10.6 million, a weighted average purchase price per share of $16.41, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

Organization and Basis of Presentation

JBG SMITH, a Maryland real estate investment trust, owns, operates and develops mixed-use properties concentrated in amenity-rich, Metro-served submarkets in and around Washington, D.C., most notably National Landing, where through our focus on Placemaking, we cultivate vibrant, highly amenitized, walkable neighborhoods. In addition, our third-party real estate services business provides fee-based real estate services. Substantially all our assets are held by, and our operations are conducted through, JBG SMITH LP.

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

We compete with many property owners, investors and developers. Our success depends upon, among other factors, trends affecting national and local economies, the financial condition and operating results of current and prospective tenants, the availability and cost of capital, interest rates, construction and renovation costs, taxes, governmental regulations and legislation, population trends, zoning laws, and our ability to lease, sublease or sell our assets at profitable levels. Our success is also subject to our ability to refinance existing debt on acceptable terms as it comes due.

Overview

As of December 31, 2025, our Operating Portfolio consisted of 39 operating assets comprising 15 multifamily assets totaling 6,519 units (6,333 units at our share), 22 commercial assets totaling 7.3 million square feet (6.9 million square feet at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, our development pipeline totaled 4.9 million square feet (3.6 million square feet at our share) of estimated potential development density. Our development pipeline excludes unentitled land parcels and land parcels controlled through an option agreement.

We continue to implement our comprehensive plan to reposition our holdings in National Landing by executing a broad array of Placemaking strategies. Our Placemaking includes the delivery of new multifamily assets; subject to demand therefore, the delivery of redeveloped and new office assets; amenity retail; and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. In keeping with our dedication to Placemaking, each new project is intended to contribute to an authentic and distinct neighborhood by creating a vibrant street environment with robust retail offerings and other amenities, including improved public spaces. To that end, we saw the delivery of two food and beverage Placemaking projects in 2023: Water Park and Surreal. In 2024, we delivered two multifamily projects: The Grace and Reva with 808 units and approximately 38,000 square feet of retail space. In 2025, we delivered two additional multifamily projects: The Zoe and Valen with 775 units and approximately 19,000 square feet of retail space. Also, in 2025, we received entitlement approvals to convert two obsolete office buildings into residential and hospitality uses and develop townhomes on currently vacant land. We subsequently sold the site now entitled for hospitality to a hotel owner/operator, and in 2026, we sold the vacant land to a townhome developer. These actions served our strategy of continuing to introduce complimentary uses to National Landing that support a vibrant mixed-use environment. Finally, in the first half of 2026, we expect to complete construction on a new office amenity hub at 2011 Crystal Drive that, along with a repositioning of the asset itself, brings to National Landing a large-scale externally managed meeting and conference facility, two elevated food and beverage offerings, and an activated public lobby.

Outlook

Our capital allocation strategy remains anchored in our core objective of maximizing long-term NAV per share growth. Drawing on our deep expertise in mixed-use, urban infill real estate, we have consistently rotated across asset classes based on relative value, cost of capital and risk-adjusted return potential. We continue to believe that share repurchases offer highly attractive returns when our shares trade at a meaningful discount to NAV. In today’s market environment, we believe that distressed office acquisitions offer comparably compelling economics. Going forward, the balance between our investment in new acquisitions and share repurchases will remain entirely opportunistic. We intend to fund growth opportunities through a combination of asset sales and private equity joint ventures. The latter may allow us to generate additional fee and carried interest revenue. During 2025, we capitalized on distressed office acquisitions by acquiring Tysons Dulles Plaza, a three-building office campus with 491,494 square feet in Tysons, Virginia, for $42.3 million. We also acquired Dulles View, two office towers in Herndon, Virginia, which comprise 354,378 square feet, through a real estate venture for $31.5 million, or $18.9 million at our 60.0% share.

We intend to continue to opportunistically sell or recapitalize assets (which may be multifamily, commercial and/or retail assets) as well as land sites where a ground lease or joint venture execution may represent the most attractive path to maximizing value. In a climate where office valuations are near cyclical lows with limited liquidity, the most efficiently priced source of capital will likely come from our multifamily assets. To that end, we are currently marketing for sale select multifamily and land assets. During 2025, we sold three multifamily assets and two development parcels for total gross sales proceeds of $554.0 million and sold a 40.0% interest in a real estate venture that owns West Half, a multifamily asset, for $100.0 million. Recycling these assets will also further advance our strategy to concentrate our portfolio in National Landing.

We have observed softness in our multifamily portfolio, which is mirrored by the broader Washington, D.C. metropolitan area largely the result of job losses primarily in the District of Columbia. Our same-store multifamily portfolio was 90.4% occupied as of December 31, 2025, a decrease of 440 basis points as compared to December 31, 2024. During 2025, effective rents, which represent the average change in rental rates versus expiring rental rates net of concessions, decreased by 1.1% for new leases and increased by 5.0% upon renewal while achieving a 56.2% renewal rate across our portfolio. The Grace and Reva, which were placed into service in 2024 were 86.1% and 77.8% leased as of December 31, 2025; and our recently delivered assets, The Zoe and Valen, which were placed into service in 2025, were 42.6% leased as of December 31, 2025. These assets are not included in our multifamily same-store portfolio. As a result of these deliveries, interest expense has increased for these assets as we have ceased capitalizing the related interest expense.

Our office portfolio occupancy was 75.1% as of December 31, 2025, a decrease of 140 basis points as compared to December 31, 2024. Leasing activity in our National Landing portfolio continues to be driven primarily by office users who fall into three categories (i) those who need secure facility space; (ii) technology-related new tenants; and (iii) defense-related tenants who have long resided in this submarket. Our leasing efforts continue to focus on buildings with long-term potential, concentrating occupancy in areas of National Landing that we have enhanced through our Placemaking interventions and that are accessible via multi-modal transportation. We took approximately 618,000 office square feet out of service in 2024 at 1800 South Bell Street, 2100 Crystal Drive and 2200 Crystal Drive. With the objective of ultimately reducing our competitive office inventory in National Landing, during 2025, we took 202,926 square feet out of service at 1901 South Bell Street, a commercial asset, and expect to take the remainder of the asset out of service as tenants vacate. We expect to help foster a healthier long-term office market by repurposing older, underutilized buildings for redevelopment or conversion to multifamily housing, hospitality or other complimentary uses that will support a vibrant mixed-use environment.

We have 4.9 million square feet (3.6 million square feet at our share) of estimated potential development density in our development pipeline and intend to seek joint venture capital to fund these developments as market conditions permit.

Operating Results

Highlights of operating results for the year ended December 31, 2025 included:

●	net loss attributable to common shareholders of $139.1 million, or $2.09 per diluted common share, compared to $143.5 million, or $1.65 per diluted common share, for 2024;
●	third-party real estate services revenue, including reimbursements, of $62.2 million compared to $69.5 million for 2024;
●	same-store multifamily portfolio leased and occupied percentages (1) at our share of 91.8% and 90.4% compared to 96.3% and 94.8% as of December 31, 2024;
●	operating commercial portfolio leased and occupied percentages at our share of 77.5% and 75.1% compared to 78.6% and 76.5% as of December 31, 2024;
●	the leasing of 723,000 square feet at our share, at an initial rent (2) of $47.73 per square foot and a GAAP-basis weighted average rent per square foot (3) of $46.92; and
●	a decrease in same store (4) NOI of 5.1% to $222.4 million compared to $234.3 million for 2024.
(1)	2221 S. Clark Street - Residential and 900 W Street are excluded from leased and occupied percentages as they are operated as short-term rental properties.
(2)	Represents the cash basis weighted average starting rent per square foot, which excludes free rent, fixed escalations and percentage rent.
(3)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations, but excluding the effect of percentage rent.
(4)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared, excluding assets for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the year ended December 31, 2025 included:

●	the acquisition of Tysons Dulles Plaza. See Note 3 to the consolidated financial statements for additional information;
●	the sale of The Batley, WestEnd25, 8001 Woodmont and two development parcels. See Note 3 to the consolidated financial statements for additional information;
●	the acquisition of Dulles View, through a real estate venture. See Note 5 to the consolidated financial statements for additional information;
●	the sale of a 40.0% interest in a real estate venture that owns West Half. See Note 13 to the consolidated financial statements for additional information;
●	the refinancing of the RiverHouse Apartments mortgage loan. See Note 10 to the consolidated financial statements for additional information;
●	net borrowings of $120.0 million under our revolving credit facility;
●	the payment of dividends totaling $48.4 million and distributions to our redeemable noncontrolling interests of $12.9 million;
●	the repurchase and retirement of 26.8 million of our common shares for $443.1 million, a weighted average purchase price per share of $16.52; and
●	the investment of $122.3 million in development costs, construction in progress and real estate additions.

Activity subsequent to December 31, 2025 included:

●the one-year extension of the maturity date of the Tranche A-1 Term Loan to January 2027;
●	the sale of a development parcel. See Note 3 to the consolidated financial statements for additional information; and
●	the repurchase and retirement of 647,843 common shares for $10.6 million, a weighted average purchase price per share of $16.41, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

Sensitivity of Estimate to Change: While our methodology did not change in 2025, to the extent the estimates and assumptions in our discounted cash flow models used to value our buildings or our projections of land value change due to market conditions or other factors, our estimated fair values may be different and such differences could be material to our consolidated financial statements.

Real Estate

Description: Real estate is carried at cost, net of accumulated depreciation. As real estate is undergoing redevelopment activities, all property operating expenses directly associated with and attributable to the redevelopment, including interest expense, are capitalized to the extent that we believe such costs are recoverable through the value of the property.

Judgments and Uncertainties: Our real estate and related intangible assets are reviewed for impairment whenever there are changes in circumstances or indicators that the carrying amount of the assets may not be recoverable. These indicators may include declining operating performance, below average occupancy, shortened anticipated holding periods, costs in excess of budgets for under-construction assets and other adverse changes. An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Estimates of future cash flows are based on our current plans, anticipated holding periods and available market information at the time the analyses are prepared. An impairment loss is recognized if the carrying amount of the asset is not recoverable and is measured based on the excess of the property's carrying amount over its estimated fair value. Estimated fair values are calculated based on the following information in order of priority, dependent upon availability: (i) pending or executed agreements, (ii) market prices for comparable properties or (iii) the sum of discounted cash flows.

Sensitivity of Estimate to Change: While our methodology did not change in 2025, if our estimates of future cash flows, anticipated holding periods, asset strategy or fair values change, based on market conditions, anticipated selling prices or other factors, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates, capitalization and discount rates, and capital requirements that could differ materially from actual results. Longer anticipated holding periods for real estate assets directly reduce the likelihood of recording an impairment loss. If there is a change in the strategy for an asset or if market conditions dictate a shorter holding period, an impairment loss may be recognized, and such loss could be material.

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

Sensitivity of Estimate to Change: While our methodology did not change in 2025, if our cash flow projections or our evaluation of qualitative factors change, based on market conditions or other factors, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. Cash flow projections are subjective and are based, in part, on assumptions regarding expected future operating income, trends and prospects, anticipated holding periods, as well as the effects of demand, competition and other factors that could differ materially from actual results. If our assessment that an impairment is other-than-temporary changes, it could result in an impairment loss that could be material to our consolidated financial statements.

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

Judgments and Uncertainties: We periodically evaluate the collectability of amounts due from tenants and recognize an adjustment to property rental revenue for accounts receivable and deferred rent receivable if we conclude it is not probable that we will collect the remaining lease payments under the lease agreements. We exercise judgment in assessing the probability of collection and consider payment history, current credit status and economic outlook in making this determination.

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

Results of Operations

The following section discusses certain line items from our consolidated statements of operations and the year-to-year comparisons between 2025 and 2024. Discussions of the year-to-year comparisons between 2024 and 2023 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025.

In 2025, we sold 8001 Woodmont, WestEnd25 and The Batley, and in 2024, we sold North End Retail, Fort Totten Square and 2101 L Street. We collectively refer to these assets as the "Disposed Properties" in the discussion below. In 2025, we took 202,926 square feet out of service at 1901 South Bell Street, and in 2024, we took 1800 South Bell Street, 2100 Crystal Drive and 2200 Crystal Drive out of service. In 2025, we acquired Tysons Dulles Plaza and the remaining 45.0% interest in an unconsolidated real estate venture that owned 1101 17th Street. In 2025, we began leasing The Zoe and Valen, and in 2024, we began leasing The Grace and Reva.

Comparison of the Year Ended December 31, 2025 to 2024

The following table summarizes certain line items from our consolidated statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the year ended December 31, 2025 compared to the same period in 2024:

	Year Ended December 31,
	2025	2024	% Change

	(Dollars in thousands)
Property rental revenue	$416,801	$456,950	(8.8)%
Third-party real estate services revenue, including reimbursements	62,227	69,465	(10.4)%
Depreciation and amortization expense	190,064	208,180	(8.7)%
Property operating expense	141,714	146,609	(3.3)%
Real estate taxes expense	48,863	52,606	(7.1)%
General and administrative expense:
Corporate and other	59,169	58,790	0.6%
Third-party real estate services	60,594	74,264	(18.4)%
Interest expense	142,037	134,068	5.9%
Gain (loss) on the sale of real estate, net	46,633	(2,753)	*
Impairment loss	65,847	55,427	18.8%

*  Not meaningful.

Property rental revenue decreased by $40.1 million, or 8.8%, to $416.8 million in 2025 from $457.0 million in 2024. The decrease was primarily due to a $30.6 million decrease in revenue from our commercial assets and an $8.2 million decrease in revenue from our multifamily assets. The decrease in revenue from our commercial assets was primarily due to a $16.3 million decrease related to the Disposed Properties, an $8.9 million decrease primarily related to assets that were taken out of service, a $2.8 million decrease in lease termination revenue and lower occupancy across the portfolio, partially offset by a $12.2 million increase related to the acquisition of Tysons Dulles Plaza and the consolidation of 1101 17th Street. The decrease in revenue from our multifamily assets was primarily due to a $32.4 million decrease related to the Disposed

Properties and lower occupancy across the portfolio, partially offset by a $21.0 million increase related to the continued lease up of The Grace, Reva, The Zoe and Valen, and higher rents across the portfolio.

Third-party real estate services revenue, including reimbursements, decreased by $7.2 million, or 10.4%, to $62.2 million in 2025 from $69.5 million in 2024. The decrease was primarily due to a $3.0 million decrease in property management fees, a $1.0 million decrease in other service revenue, a $961,000 decrease in leasing fees and an $818,000 decrease in development fees.

Depreciation and amortization expense decreased by $18.1 million, or 8.7%, to $190.1 million in 2025 from $208.2 million in 2024. The decrease was primarily due to (i) a $19.8 million decrease related to the Disposed Properties, (ii) an $11.1 million decrease related to 2100 Crystal Drive and Crystal Drive Retail due to the acceleration of depreciation of certain assets in 2024 and (iii) a $9.9 million decrease related to certain assets being either fully depreciated or written off in 2024. The decrease in depreciation and amortization expense was partially offset by (iv) a $13.4 million increase as The Grace, Reva, The Zoe and Valen were placed into service, (v) a $6.3 million increase related to 2011 Crystal Drive and 2231 Crystal Drive primarily due to the acceleration of depreciation for certain assets in 2025 and (vi) a $3.5 million increase related to the acquisition of Tysons Dulles Plaza and the consolidation of 1101 17th Street.

Property operating expense decreased by $4.9 million, or 3.3%, to $141.7 million in 2025 from $146.6 million in 2024. The decrease was primarily due to a $7.7 million decrease in other property operating expense, partially offset by a $1.7 million increase in property operating expense from our commercial assets and a $1.1 million increase in property operating expense from our multifamily assets. The decrease in other property operating expense was primarily due to a $3.4 million decrease related to tenant-related construction management projects, a $2.3 million decrease in insurance expenses covered by our captive insurance subsidiary and a $1.6 million decrease related to operating expenses for properties under development. The increase in property operating expense from our commercial assets was primarily due to a $4.0 million increase related to the acquisition of Tysons Dulles Plaza and the consolidation of 1101 17th Street, and higher operating expenses primarily due to tenant-related construction management projects, utilities and marketing expenses, partially offset by a $4.7 million decrease related to the Disposed Properties. The increase in property operating expense from our multifamily assets was primarily due to a $5.6 million increase related to the continued lease up of The Grace, Reva, The Zoe and Valen, and higher operating expenses primarily related to repairs and maintenance and utilities, partially offset by a $9.8 million decrease related to the Disposed Properties.

Real estate taxes expense decreased by $3.7 million, or 7.1%, to $48.9 million in 2025 from $52.6 million in 2024. The decrease was primarily due to a $4.9 million decrease related to the Disposed Properties and lower property tax assessments for certain assets, partially offset by a $2.7 million increase related to The Grace, Reva, The Zoe and Valen, which were placed into service, and a $1.1 million increase related to the acquisition of Tysons Dulles Plaza and the consolidation of 1101 17th Street.

General and administrative expense: corporate and other increased by $379,000, or 0.6%, to $59.2 million in 2025 from $58.8 million in 2024. The increase was primarily due to an increase in professional fees and other overhead expenses, partially offset by lower compensation expenses.

General and administrative expense: third-party real estate services decreased by $13.7 million, or 18.4%, to $60.6 million in 2025 from $74.3 million in 2024. The decrease was primarily due to lower compensation expenses and lower third-party reimbursable expenses both related to a decline in the number of third-party management contracts.

Interest expense increased by $8.0 million, or 5.9%, to $142.0 million in 2025 from $134.1 million in 2024. The increase was primarily due to (i) a $12.7 million increase due to higher interest expense on our term loans and a higher outstanding balance on our revolving credit facility, (ii) a $9.1 million decrease in capitalized interest primarily related to The Grace, Reva, The Zoe and Valen, which were placed into service, (iii) a $4.0 million increase due to draws on the mortgage loan related to The Zoe and Valen, and (iv) a $3.2 million increase due to the expiration of interest rate swaps related to the RiverHouse Apartments mortgage loan and refinancing in March 2025 with a fixed interest rate mortgage loan. The increase in interest expense was partially offset by (v) an $11.0 million decrease related to mortgage loans on the Disposed Properties, (vi) a $4.8 million decrease related to mortgage loans collateralized by 201 12th Street S., 200 12th Street S. and 251 18th Street S., which were repaid during 2024, (vii) a $2.8 million decrease related to The Grace and Reva mortgage loan, which was refinanced in December 2024 with a fixed interest rate mortgage loan and (vii) a $2.6 million decrease related to lower rates on variable rate mortgage loans.

Gain on the sale of real estate of $46.6 million in 2025 was primarily due to the sale of WestEnd25. Loss on the sale of real estate of $2.8 million in 2024 was primarily due to the sale of Fort Totten Square and North End Retail, partially offset by the recognition of previously recorded contingent liabilities relieved in connection with the sale of Central Place Tower by one of our unconsolidated joint ventures.

Impairment loss of $65.8 million in 2025 was related to The Batley, 2200 Crystal Drive, a development parcel and wireless spectrum licenses, which were written down to their estimated fair value. Impairment loss of $55.4 million in 2024 was related to 1901 South Bell Street, 2101 L Street, 8001 Woodmont and two development parcels, which were written down to their estimated fair value.

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

The following table reconciles net loss attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Net loss attributable to common shareholders	$(139,063)	$(143,526)	$(79,978)
Net loss attributable to redeemable noncontrolling interests	(28,998)	(22,202)	(10,596)
Net loss attributable to noncontrolling interests	—	(12,025)	(1,135)
Net loss	(168,061)	(177,753)	(91,709)
(Gain) loss on the sale of real estate, net of tax	(46,633)	1,541	(79,335)
Pro rata share of gain on the sale of unconsolidated real estate assets, net of tax	(1,570)	(480)	(411)
Real estate depreciation and amortization	186,608	201,510	203,269
Real estate impairment loss	36,584	37,191	90,226
Impairment related to unconsolidated real estate ventures	—	—	28,598
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	3,326	3,978	11,545
FFO attributable to redeemable noncontrolling interests in consolidated real estate ventures	(1,786)	—	—
FFO attributable to noncontrolling interests in consolidated real estate ventures	—	—	1,024
FFO attributable to OP Units	8,468	65,987	163,207
FFO attributable to redeemable noncontrolling interests	(1,893)	(10,361)	(22,820)
FFO attributable to common shareholders	$6,575	$55,626	$140,387

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

Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes disposed properties or properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. During the year ended December 31, 2025, our same store pool decreased to 33 properties from 36 properties due to the sale of The Batley, WestEnd25 and 8001 Woodmont. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under-construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same store NOI decreased by $12.0 million, or 5.1%, to $222.4 million for the year ended December 31, 2025 from $234.3 million for the year ended December 31, 2024. The decrease was substantially attributable to (i) lower occupancy and recovery revenue and higher utilities expense, partially offset by lower real estate taxes in our commercial portfolio and (ii) lower occupancy and higher operating expenses, partially offset by higher rents in our multifamily portfolio.

The following table reconciles net loss attributable to common shareholders to NOI at our share and same store NOI at our share:

	Year Ended December 31,
	2025	2024

Net loss attributable to common shareholders	$(139,063)	$(143,526)
Net loss attributable to redeemable noncontrolling interests	(28,998)	(22,202)
Net loss attributable to noncontrolling interests	—	(12,025)
Net loss	(168,061)	(177,753)
Add:
Depreciation and amortization expense	190,064	208,180
General and administrative expense:
Corporate and other	59,169	58,790
Third-party real estate services	60,594	74,264
Transaction and other costs	6,223	5,317
Interest expense	142,037	134,068
(Gain) loss on the extinguishment of debt, net	2,402	(9,235)
Impairment loss	65,847	55,427
Income tax expense (benefit)	(3,830)	762
Less:
Third-party real estate services, including reimbursements revenue	62,227	69,465
Loss from unconsolidated real estate ventures, net	(4,420)	(7,122)
Interest and other income, net	4,211	11,598
Gain (loss) on the sale of real estate, net	46,633	(2,753)
Adjustments:
NOI attributable to unconsolidated real estate ventures at our share	4,162	6,808
Real estate venture partner’s share of NOI attributable to consolidated real estate ventures	(1,975)	—
Non-cash rent adjustments (1)	2,838	(9,482)
Other adjustments (2)	(687)	1,321
Total adjustments	4,338	(1,353)
NOI at our share	250,132	277,279
Less: out-of-service NOI loss (3) (4)	(6,368)	(9,922)
Operating Portfolio NOI (4)	256,500	287,201
Non-same store NOI (4) (5)	34,140	52,871
Same store NOI (4) (6)	$222,360	$234,330

Change in same store NOI	(5.1%)
Number of properties in same store pool	33
(1)	Adjustment to exclude deferred rent, above/below market lease amortization/accretion and lease incentive amortization.
(2)	Adjustment to exclude commercial lease termination revenue, related party management fees, corporate entity activity and inter-segment activity.
(3)	Includes the results of our under-construction assets and assets in the development pipeline.
(4)	Represents amounts at our share.
(5)	Includes the results of properties that were not in-service for the entirety of both periods being compared, including disposed properties, and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(6)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared.

Reportable Segments

Our three operating and reportable segments are multifamily, commercial, and third-party real estate services. We measure and evaluate the performance of our operating segments, with the exception of the third-party real estate services business, based on NOI at our share, which includes our proportionate share of revenue and expenses attributable to real estate ventures.

The following table summarizes NOI at our share for our multifamily and commercial segments:

	Multifamily			Commercial

	Year Ended December 31,
	2025	2024	% Change	2025	2024	% Change

	(Dollars in thousands, at our share)
Property rental revenue	$203,096	$214,431	(5.3)%	$210,467	$230,039	(8.5)%
Other property revenue	2,841	3,677	(22.7)%	16,776	17,517	(4.2)%
Total property revenue	205,937	218,108	(5.6)%	227,243	247,556	(8.2)%
Property expense:
Real estate taxes	23,106	22,197	4.1%	22,436	27,103	(17.2)%
Payroll	14,714	16,347	(10.0)%	12,735	13,293	(4.2)%
Utilities	15,341	15,337	—	14,166	14,311	(1.0)%
Repairs and maintenance	23,469	22,396	4.8%	21,102	22,088	(4.5)%
Other property operating	12,338	11,612	6.3%	21,456	17,733	21.0%
Total property expense	88,968	87,889	1.2%	91,895	94,528	(2.8)%
NOI from reportable segments	$116,969	$130,219	(10.2)%	$135,348	$153,028	(11.6)%

Comparison of the Year Ended December 31, 2025 to 2024

Multifamily: Property revenue at our share decreased by $12.2 million, or 5.6%, to $205.9 million in 2025 from $218.1 million in 2024. The decrease in property revenue at our share was primarily due to the Disposed Properties and lower occupancy, partially offset by the continued lease up of The Grace, Reva, The Zoe and Valen. NOI at our share decreased by $13.3 million, or 10.2%, to $117.0 million in 2025 from $130.2 million in 2024. The decrease in NOI at our share was primarily due to the Disposed Properties, higher property operating expenses and lower occupancy, partially offset by the continued lease up of The Grace, Reva, The Zoe and Valen.

Commercial: Property revenue at our share decreased by $20.3 million, or 8.2%, to $227.2 million in 2025 from $247.6 million in 2024. The decrease in property revenue at our share was primarily due to the Disposed Properties, properties taken out of service and lower occupancy across the portfolio, partially offset by the acquisition of Tysons Dulles Plaza and the consolidation of 1101 17th Street. NOI at our share decreased by $17.7 million, or 11.6%, to $135.3 million in 2025 from $153.0 million in 2024. The decrease in NOI at our share was primarily due to the Disposed Properties, properties taken out of service and lower occupancy across the portfolio, partially offset by the acquisition of Tysons Dulles Plaza and the consolidation of 1101 17th Street.

With respect to the third-party real estate services business, we review revenue streams generated by this segment, excluding reimbursement revenue, as well as the expenses attributable to this segment at our proportionate share, calculated by excluding real estate services revenue from our interests in real estate ventures. The following table summarizes our third-party real estate services business at our share:

	Year Ended December 31,
	2025	2024

Property management fees	$13,423	$16,138
Asset management fees	3,461	4,088
Development fees	1,755	2,573
Leasing fees	2,879	3,757
Construction management fees	1,111	1,210
Other service revenue	4,125	5,038
Third-party real estate services revenue, excluding reimbursements	26,754	32,804
Third-party real estate services expenses, excluding reimbursements	24,228	36,836
Net third-party real estate services, excluding reimbursements	$2,526	$(4,032)

Third-party real estate services revenue, excluding reimbursements, decreased by $6.1 million, or 18.4%, to $26.8 million in 2025 from $32.8 million in 2024. The decrease was primarily due to a $2.7 million decrease in property management fees, a $913,000 decrease in other service revenue, an $878,000 decrease in leasing fees and an $818,000 decrease in development fees. Third-party real estate services expenses, excluding reimbursements, decreased by $12.6 million, or 34.2%, to $24.2 million in 2025 from $36.8 million in 2024. The decrease was primarily due to lower compensation expenses related to a decline in the number of third-party management contracts and lower professional fees.

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

Mortgage Loans

The following table summarizes mortgage loans:

	Weighted Average
	Effective	December 31,
	Interest Rate (1)	2025	2024

		(In thousands)
Variable rate (2)	5.19%	$600,899	$587,254
Fixed rate (3)	5.17%	1,020,690	1,196,479
Mortgage loans		1,621,589	1,783,733
Unamortized deferred financing costs and premium/discount, net (4)		(42,431)	(16,560)
Mortgage loans, net		$1,579,158	$1,767,173
(1)	Weighted average effective interest rate as of December 31, 2025.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.18%, and the weighted average maturity date of the interest rate caps is the fourth quarter of 2026. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of December 31, 2025, one-month term SOFR was 3.69%.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(4)	As of December 31, 2025, includes a discount of $29.6 million related to the mortgage loan assumed in connection with the acquisition of 1101 17th Street. See Note 3 to the consolidated financial statements for additional information.

As of December 31, 2025 and 2024, the net carrying value of real estate collateralizing our mortgage loans totaled $1.7 billion and $2.1 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity.

In September 2025, in connection with the acquisition of the remaining 45.0% interest in the unconsolidated real estate venture that owned 1101 17th Street, we assumed the related $60.0 million non-recourse interest-only mortgage loan with a fixed interest rate of 3.40% and a maturity date of July 14, 2026, which was recorded at its estimated fair value of $30.4 million. See Note 3 to the consolidated financial statements for additional information. In March 2025, we entered into a five-year interest-only $258.9 million mortgage loan with a fixed interest rate of 5.03% collateralized by the Ashley and Potomac buildings at RiverHouse Apartments and repaid the outstanding $307.7 million mortgage loan that was collateralized by the Ashley, Potomac and James buildings. In November 2024, the mortgage loan collateralized by The Grace and Reva was refinanced with a five-year interest-only $273.6 million mortgage loan with a fixed interest rate of 5.19%.

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

As of December 31, 2025 and 2024, we had various interest rate swap and cap agreements on certain of our mortgage loans with an aggregate notional value of $756.0 million and $1.4 billion. See Note 19 to the consolidated financial statements for additional information.

Revolving Credit Facility and Term Loans

As of December 31, 2025 and 2024, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million Tranche A-1 Term Loan maturing in January 2027, as extended in January 2026, a $400.0 million Tranche A-2 Term Loan maturing in January 2028 and a $120.0 million 2023 Term Loan maturing in June 2028. We have the option to increase the $750.0 million revolving credit facility or add term loans up to $500.0 million. The revolving credit facility has two six-month extension options.

Based on the terms as of December 31, 2025, the interest rate for the credit facility varies based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets, and ranges (i) in the case of the revolving credit facility, from daily SOFR plus 1.40% to daily SOFR plus 1.85%, (ii) in the case of the Tranche A-1 Term Loan, from one-month term SOFR plus 1.15% to one-month term SOFR plus 1.75%, (iii) in the case of the Tranche A-2 Term Loan, from one-month term SOFR plus 1.25% to one-month term SOFR plus 1.80% and (iv) in the case of the 2023 Term Loan, from one-month term SOFR plus 1.25% to one-month term SOFR plus 1.80%.

The agreements for our unsecured revolving credit facility and term loans include customary restrictive covenants, that, among other things, restrict our ability to incur additional indebtedness, to engage in material asset sales, mergers, consolidations and acquisitions, and in certain circumstances, to pay dividends, make distributions and repurchase common shares, and also include requirements to maintain financial ratios. Our ability to borrow is subject to compliance with these covenants, and failure to comply with our covenants could cause a default, and we may then be required to repay such debt.

The following table summarizes amounts outstanding under the revolving credit facility and term loans:

	Effective	December 31,
	Interest Rate (1)	2025	2024

		(In thousands)
Revolving credit facility (2) (3)	5.46%	$205,000	$85,000

Tranche A-1 Term Loan (4)	5.44%	$200,000	$200,000
Tranche A-2 Term Loan (5)	4.30%	400,000	400,000
2023 Term Loan (6)	5.51%	120,000	120,000
Term loans		720,000	720,000
Unamortized deferred financing costs, net		(1,592)	(2,147)
Term loans, net		$718,408	$717,853
(1)	Effective interest rate as of December 31, 2025. The interest rate for the revolving credit facility excludes a 0.20% facility fee.
(2)	As of December 31, 2025, daily SOFR was 3.87%. As of December 31, 2025 and 2024, letters of credit with an aggregate face amount of $4.8 million and $15.2 million were outstanding under our revolving credit facility.
(3)	As of December 31, 2025 and 2024, excludes $4.4 million and $7.3 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our consolidated balance sheets.
(4)	The interest rate swaps fix SOFR at a weighted average interest rate of 4.00% through the extended maturity date of January 2027.
(5)	The interest rate swaps fix SOFR at a weighted average interest rate of 2.81% through the maturity date.
(6)	The interest rate swap fixes SOFR at an interest rate of 4.01% through the maturity date.

Common Shares Repurchased

Our Board of Trustees previously authorized the repurchase of up to $1.5 billion of our outstanding common shares. In February 2025, our Board of Trustees increased our common share repurchase authorization to $2.0 billion. During the year ended December 31, 2025, we repurchased and retired 26.8 million common shares for $443.1 million, a weighted average purchase price per share of $16.52. During the year ended December 31, 2024, we repurchased and retired 10.9 million common shares for $170.5 million, a weighted average purchase price per share of $15.60. During the year ended December 31, 2023, we repurchased and retired 22.6 million common shares for $334.9 million, a weighted average purchase price per share of $14.83. Since we began the share repurchase program through December 31, 2025, we have repurchased and retired 83.6 million common shares for $1.6 billion, a weighted average purchase price per share of $18.79.

In 2026, through February 13, 2026, we repurchased and retired 647,843 common shares for $10.6 million, a weighted average purchase price per share of $16.41, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

Material Cash Requirements

Our material cash requirements for the next 12 months and beyond are to fund:

●	normal recurring expenses;
●	debt service and principal repayment obligations, including balloon payments on maturing mortgage debt — As of December 31, 2025, we had maturities totaling $164.9 million related to our consolidated entities scheduled to mature in 2026;
●	capital expenditures, including major renovations, tenant improvements and leasing costs — As of December 31, 2025, we had committed tenant-related obligations totaling $35.6 million ($33.1 million related to our consolidated entities and $2.5 million related to our unconsolidated real estate ventures at our share);
●	development expenditures — As of December 31, 2025, we have remaining commitments related to Valen, a recently completed multifamily asset, and we are building a new amenity hub at 2011 Crystal Drive that together, based on our current plans and estimates, require an additional $14.8 million to complete, which we anticipate will be primarily expended during the first half of 2026;
●	dividends to shareholders and distributions to holders of OP Units and LTIP Units — On December 16, 2025, our Board of Trustees declared a quarterly dividend of $0.175 per common share that was paid on January 13, 2026;
●	possible common share repurchases — In 2026, through February 13, 2026, we repurchased and retired 647,843 common shares for $10.6 million; and
●	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests.

We expect to satisfy these requirements using one or more of the following:

●	cash and cash equivalents — As of December 31, 2025, we had cash and cash equivalents of $75.3 million;
●	cash flows from operations;
●	distributions from real estate ventures;
●	borrowing capacity under our current revolving credit facility — As of December 31, 2025, we had $540.2 million of undrawn capacity under our revolving credit facility;

●	proceeds from financings, joint venture capital, asset sales and recapitalizations; and
●	proceeds from the issuance of securities.

The following table summarizes our material cash requirements as of December 31, 2025:

	Total	2026	2027	2028	2029	2030	Thereafter

	(In thousands)
Material cash requirements (principal and interest):
Debt obligations (1) (2)	$2,931,335	$301,012	$778,993	$679,025	$340,264	$832,041	$—
Operating leases (3)	60,495	5,487	5,662	4,405	4,515	4,628	35,798
Other	2,192	856	835	501	—	—	—
Total material cash requirements (4)	$2,994,022	$307,355	$785,490	$683,931	$344,779	$836,669	$35,798
(1)	Interest was computed giving effect to interest rate hedges. One-month term SOFR of 3.69% and daily SOFR of 3.87% was applied to loans, as applicable, which are variable (no hedge) or variable with an interest rate cap. Additionally, we assumed no additional borrowings on construction loans.
(2)	Excludes our proportionate share of unconsolidated real estate venture indebtedness. See additional information in Unconsolidated Real Estate Ventures section below.
(3)	We have operating lease right-of-use assets and lease liabilities associated with our corporate office lease and a ground lease for which we are the lessee in our consolidated balance sheet. See Note 21 to the consolidated financial statements for additional information.
(4)	Excludes obligations related to construction or development contracts totaling $14.8 million since payments are only due upon satisfactory performance under the contracts. Also excludes committed tenant-related obligations totaling $35.6 million ($33.1 million related to our consolidated entities and $2.5 million related to our unconsolidated real estate ventures at our share) as timing and amounts of payments are uncertain and may only be due upon satisfactory performance of certain conditions. See Commitments and Contingencies section below for additional information.

Summary of Cash Flows

The following summary discussion of our cash flows is based on our consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Year Ended December 31,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$73,257	$129,393
Net cash provided by investing activities	357,315	144,155
Net cash used in financing activities	(510,474)	(290,797)

Cash Flows for the Year Ended December 31, 2025

Cash and cash equivalents, and restricted cash decreased $79.9 million to $103.3 million as of December 31, 2025, compared to $183.2 million as of December 31, 2024. This decrease resulted from $510.5 million of net cash used in financing activities, partially offset by $357.3 million of net cash provided by investing activities and $73.3 million of net cash provided by operating activities.

Net cash provided by operating activities of $73.3 million comprised: (i) $81.7 million of net income (before $296.4 million of non-cash items and $46.6 million of gain on the sale of real estate) and (ii) $1.5 million of return on capital from unconsolidated real estate ventures, partially offset by (iii) $10.0 million of net change in operating assets and liabilities. Non-cash income adjustments of $296.4 million primarily include depreciation and amortization expense, impairment loss, share-based compensation expense, deferred rent and amortization of lease incentives.

Net cash provided by investing activities of $357.3 million primarily comprised: (i) $545.2 million of proceeds from the sale of real estate, partially offset by (ii) $122.3 million of development costs, construction in progress and real estate additions, (iii) $40.3 million primarily related to the acquisition of Tysons Dulles Plaza in May 2025 and (iv) $25.7 million of investments in unconsolidated real estate ventures and other investments primarily related to the acquisition of Dulles View through a real estate venture in December 2025.

Net cash used in financing activities of $510.5 million primarily comprised: (i) $716.0 million of repayments on the revolving credit facility, (ii) $507.9 million of repayments of mortgage loans, (iii) $443.7 million of common shares repurchased, (iv) $48.4 million of dividends paid to common shareholders and (v) $12.9 million of distributions to redeemable noncontrolling interests, partially offset by (vi) $836.0 million of borrowings under the revolving credit facility, (vii) $283.2 million of borrowings under mortgage loans and (viii) $100.0 million of proceeds from the sale of a 40.0% interest in a real estate venture that owns West Half in May 2025.

Unconsolidated Real Estate Ventures

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of December 31, 2025, we have investments in unconsolidated real estate ventures totaling $105.7 million. For these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 5 to the consolidated financial statements.

From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (i) guarantee portions of the principal, interest and other amounts in connection with borrowings, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings or (iii) provide guarantees to lenders and other third parties for the completion and stabilization of development projects. We customarily have agreements with our outside venture partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. At times, we also have agreements with certain of our outside venture partners whereby we agree to either indemnify the partners and/or the associated ventures with respect to certain contingent liabilities associated with operating assets or to reimburse our partner for its share of any payments made by them under certain guarantees. Guarantees (excluding environmental) customarily terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. Amounts that we may be required to pay in future periods in relation to guarantees associated with budget overruns or operating losses are not estimable. As of December 31, 2025, we had no principal payment guarantees related to our unconsolidated real estate ventures.

Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $102.0 million per occurrence and in the aggregate, and property and rental value insurance coverage with limits of $1.0 billion per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of our properties. We also maintain coverage, through our wholly owned captive insurance subsidiary, for a portion of the first loss on the above limits and for both conventional terrorist acts and for nuclear, biological, chemical or radiological terrorism events with limits of $2.0 billion per occurrence. These policies are partially reinsured by third-party insurance providers.

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

Construction Commitments

As of December 31, 2025, we have remaining commitments related to Valen, a recently completed multifamily asset, and we are building a new amenity hub at 2011 Crystal Drive that together, based on our current plans and estimates, require an additional $14.8 million to complete, which we anticipate will be primarily expended during the first half of 2026.

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

We, along with multiple other parties, are named defendants in a lawsuit arising out of a condominium development project known as Wardman Tower in Washington, D.C. The lawsuit was filed by the Wardman Tower Residential Condominium Unit Owners Association in the Superior Court of the District of Columbia on November 25, 2020. The lawsuit seeks damages resulting primarily from alleged construction and design deficiencies, alleged misrepresentations and claims alleged under the D.C. CPPA. The lawsuit seeks $185.0 million in compensatory damages, plus treble damages related to the CPPA claims, and attorney’s fees and costs. The trial began on November 10, 2025. The Wardman Tower project was designed and constructed by other parties and achieved substantial completion prior to our formation. We were not involved in any way with the project but one of our subsidiary entities, that was recently made a defendant in the litigation, had previously entered into a project management agreement with the project owner. We deny liability for the claims asserted and will vigorously defend ourselves against the claims alleged in the litigation. However, no assurance can be given that the matter will be resolved favorably.

There are various other legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows. Our accrual for loss contingencies relating to unresolved legal matters was included in "Other liabilities, net" in our consolidated balance sheet. Actual losses may differ materially from amounts recorded and the ultimate outcome of these legal proceedings is generally not yet determinable.

Other

As of December 31, 2025, we had committed tenant-related obligations totaling $35.6 million ($33.1 million related to our consolidated entities and $2.5 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

As of December 31, 2025, we had unfunded capital commitments totaling $6.4 million related to our investments in real estate-focused technology companies and $1.5 million related to our investments in the WHI Impact Pool and the LEO Impact Housing Fund. See Note 22 to the consolidated financial statements for additional information.

With respect to borrowings of our consolidated entities, we may agree to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion and stabilization of development projects. As of December 31, 2025, we had no debt principal payment guarantees related to our consolidated real estate assets.

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

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any conditions identified by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 21 to the consolidated financial statements, environmental liabilities totaled $17.5 million as of December 31, 2025 and 2024, and are included in "Other liabilities, net" in our consolidated balance sheets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table summarizes our exposure to a change in interest rates:

	December 31, 2025			December 31, 2024
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgage loans:
Variable rate (1)	$600,899	5.19%	$3,525	$587,254	5.58%
Fixed rate (2)	1,020,690	5.17%	—	1,196,479	4.79%
	$1,621,589		$3,525	$1,783,733
Revolving credit facility and term loans:
Revolving credit facility (3)	$205,000	5.46%	$2,078	$85,000	5.98%
Tranche A-1 Term Loan (4)	200,000	5.44%	—	200,000	5.34%
Tranche A-2 Term Loan (4)	400,000	4.30%	—	400,000	4.20%
2023 Term Loan (4)	120,000	5.51%	—	120,000	5.41%
	$925,000		$2,078	$805,000
Pro rata share of debt of unconsolidated real estate ventures (contractual balances):
Variable rate (1)	$35,000	5.04%	$244	$35,000	5.68%
Fixed rate (2)	—	—	—	33,000	4.13%
	$35,000		$244	$68,000
(1)	Includes variable rate mortgage loans with interest rate cap agreements. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of December 31, 2025, one-month term SOFR was 3.69%. The impact of these interest rate caps is reflected in our calculation of the annual effect of a 1% change in base rates, as applicable.
(2)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(3)	As of December 31, 2025, daily SOFR was 3.87%. The interest rate for the revolving credit facility excludes a 0.20% facility fee.
(4)	As of December 31, 2025 and 2024, the outstanding balance was fixed by interest rate swap agreements. The interest rate swaps fix SOFR at a weighted average interest rate of 4.00% for the Tranche A-1 Term Loan, 2.81% for the Tranche A-2 Term Loan and 4.01% for the 2023 Term Loan. See Note 10 to the consolidated financial statements for additional information.

The fair value of our mortgage loans is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of December 31, 2025 and 2024, the estimated fair value of our consolidated debt was $2.5 billion and $2.6 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

As of December 31, 2025 and 2024, we had interest rate swap and cap agreements with an aggregate notional value of $1.3 billion and $2.0 billion, which were designated as effective hedges. The fair value of our interest rate swaps and caps designated as effective hedges consisted of assets totaling $7.0 million and $23.4 million as of December 31, 2025 and 2024 included in "Other assets, net" in our consolidated balance sheets, and liabilities totaling $6.4 million and $90,000 as of December 31, 2025 and 2024 included in "Other liabilities, net" in our consolidated balance sheets.

Non-Designated Derivatives

Certain derivative financial instruments, consisting of interest rate cap agreements, do not meet the accounting requirements to be classified as hedging instruments. These derivatives are carried at their estimated fair value on a recurring basis with realized and unrealized gains (losses) recorded in "Interest expense" in our consolidated statements of operations. As of December 31, 2025 and 2024, we had various interest rate cap agreements with an aggregate notional value of $167.5 million, which were non-designated derivatives. The fair value of our interest rate cap agreements which were non-designated derivatives consisted of assets totaling $6.1 million and $2.3 million as of December 31, 2025 and 2024, included in "Other assets, net" in our consolidated balance sheets, and liabilities totaling $6.0 million and $2.3 million as of December 31, 2025 and 2024, included in "Other liabilities, net" in our consolidated balance sheets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of JBG SMITH Properties

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JBG SMITH Properties and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

For those real estate assets where an indicator of impairment has been identified, estimates of future cash flows are based on the Company’s current plans, anticipated holding periods and available market information. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates and capital requirements. An impairment loss is recognized if the carrying amount of the asset is not recoverable and is measured based on the excess of a property's carrying amount over its estimated fair value. Estimated fair values are calculated based on the following information in order of priority, dependent upon availability: (i) pending or executed agreements, (ii) market prices for comparable properties or (iii) the sum of discounted cash flows. The Company’s estimates of fair value are determined using either a discounted cash flow model which requires judgements related to the anticipated holding periods, current market conditions and unobservable quantitative inputs, including appropriate capitalization and discount rates, or a market approach.

Given (1) the Company's evaluation of possible indicators of impairment of real estate assets requires management to make significant judgments, including anticipated holding periods, when determining whether events or changes in circumstances indicate that the carrying amounts of real estate assets may not be recoverable and (2) for those real estate assets where indicators of impairment have been identified, the Company’s evaluation of the recoverability and fair value of such assets requires management to make significant estimates and assumptions, our audit procedures to evaluate (a) whether management appropriately identified impairment indicators, (b) the reasonableness of management’s undiscounted future cash flows analysis and (c) when required, the reasonableness of the estimated fair values of real estate assets required a high degree of auditor judgment and an increased extent of effort, including, as needed, involvement of fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of real estate assets for possible indicators of impairment, the estimate of future operating cash flows, and the determination of fair value for those assets where impairment has been identified included the following, among others:

–	We tested the effectiveness of controls over management’s identification of possible circumstances that may indicate that the carrying amounts of real estate assets may not be recoverable. We tested the effectiveness of controls over management’s cash flow recoverability and fair value analyses, including controls over management’s estimates of future occupancy, rental rates, capital requirements and, as applicable, capitalization and discount rates and management’s selection of comparable properties used in the market approach, when applicable.
–	We evaluated the Company’s assessment of impairment indicators by:
o	Testing real estate assets for possible indicators of impairment, including searching for adverse asset-specific and/or market conditions.
o	Inquiring of management and reading business performance reports and board minutes to identify properties that should be evaluated for shortened anticipated holding periods.
o	Developing an expectation of assets for which impairment indicators are identified in management's analysis.
–	We evaluated the Company’s future cash flows prepared when an indicator of impairment has been identified by performing the following:
o	Discussing with management the assumptions used in the Company’s undiscounted cash flow models and evaluating the consistency of the assumptions used with evidence obtained in other areas of the audit.
o	Testing the recoverability assessments by developing independent estimates, based in part on applicable third-party market data and compared our estimates to those used by management.

–	We evaluated the Company’s determination of fair value for those assets where impairment had been identified by performing the following:
o	We evaluated the reasonableness of the valuation methodology and, when required, the market prices for comparable properties and developed a range of independent estimates of fair value, with the assistance of fair value specialists as needed, and compared our estimates to those used by management.

/s/ Deloitte & Touche LLP

McLean, Virginia

February 17, 2026

We have served as the Company's auditor since 2016.

JBG SMITH PROPERTIES

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2025	2024
ASSETS
Real estate, at cost:
Land and improvements	$1,019,967	$1,109,172
Buildings and improvements	3,973,514	4,083,937
Construction in progress, including land	175,673	338,333
	5,169,154	5,531,442
Less: accumulated depreciation	(1,408,641)	(1,419,983)
Real estate, net	3,760,513	4,111,459
Cash and cash equivalents	75,270	145,804
Restricted cash	28,020	37,388
Tenant and other receivables	21,810	23,478
Deferred rent receivable	182,891	170,153
Investments in unconsolidated real estate ventures	105,711	93,654
Deferred leasing costs, net	66,356	69,821
Intangible assets, net	30,333	47,000
Other assets, net	117,287	131,318
Assets held for sale	—	190,465
TOTAL ASSETS	$4,388,191	$5,020,540

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans, net	$1,579,158	$1,767,173
Revolving credit facility	205,000	85,000
Term loans, net	718,408	717,853
Accounts payable and accrued expenses	84,748	101,096
Other liabilities, net	131,945	115,827
Liabilities related to assets held for sale	—	901
Total liabilities	2,719,259	2,787,850
Commitments and contingencies
Redeemable noncontrolling interests	511,342	423,632
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized; none issued	—	—
Common shares, $0.01 par value - 470,000 shares authorized; 59,527 and 84,500 shares issued and outstanding as of December 31, 2025 and 2024	596	846
Class B common shares, $0.01 par value - 30,000 shares authorized; 13,645 shares issued and outstanding as of December 31, 2025	136	—
Additional paid-in capital	2,338,881	2,790,403
Accumulated deficit	(1,180,410)	(997,283)
Accumulated other comprehensive income (loss)	(1,613)	15,092
Total equity	1,157,590	1,809,058
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$4,388,191	$5,020,540

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
REVENUE
Property rental	$416,801	$456,950	$483,159
Third-party real estate services, including reimbursements	62,227	69,465	92,051
Other revenue	19,570	20,897	28,988
Total revenue	498,598	547,312	604,198
EXPENSES
Depreciation and amortization	190,064	208,180	210,195
Property operating	141,714	146,609	144,049
Real estate taxes	48,863	52,606	57,668
General and administrative:
Corporate and other	59,169	58,790	54,838
Third-party real estate services	60,594	74,264	88,948
Share-based compensation related to Formation Transaction and special equity awards	—	—	549
Transaction and other costs	6,223	5,317	8,737
Total expenses	506,627	545,766	564,984
OTHER INCOME (EXPENSE)
Loss from unconsolidated real estate ventures, net	(4,420)	(7,122)	(26,999)
Interest and other income, net	4,211	11,598	15,781
Interest expense	(142,037)	(134,068)	(108,660)
Gain (loss) on the sale of real estate, net	46,633	(2,753)	79,335
Gain (loss) on the extinguishment of debt, net	(2,402)	9,235	(450)
Impairment loss	(65,847)	(55,427)	(90,226)
Total other income (expense)	(163,862)	(178,537)	(131,219)
LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT	(171,891)	(176,991)	(92,005)
Income tax (expense) benefit	3,830	(762)	296
NET LOSS	(168,061)	(177,753)	(91,709)
Net loss attributable to redeemable noncontrolling interests	28,998	22,202	10,596
Net loss attributable to noncontrolling interests	—	12,025	1,135
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(139,063)	$(143,526)	$(79,978)
LOSS PER COMMON SHARE - BASIC AND DILUTED	$(2.09)	$(1.65)	$(0.78)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	67,361	88,330	105,095

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2025	2024	2023
NET LOSS	$(168,061)	$(177,753)	$(91,709)
OTHER COMPREHENSIVE LOSS
Change in fair value of derivative financial instruments	(10,937)	30,879	2,603
Reclassification of net income on derivative financial instruments from accumulated other comprehensive income (loss) into interest expense	(9,531)	(34,707)	(34,776)
Total other comprehensive loss	(20,468)	(3,828)	(32,173)
COMPREHENSIVE LOSS	(188,529)	(181,581)	(123,882)
Net loss attributable to redeemable noncontrolling interests	28,998	22,202	10,596
Net loss attributable to noncontrolling interests	—	12,025	1,135
Other comprehensive loss attributable to redeemable noncontrolling interests	3,763	817	4,486
Other comprehensive (income) loss attributable to noncontrolling interests	—	(1,939)	2,085
COMPREHENSIVE LOSS ATTRIBUTABLE TO JBG SMITH PROPERTIES	$(155,768)	$(148,476)	$(105,580)

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Equity

(In thousands)

							Accumulated
							Other
			Class B		Additional		Comprehensive	Non-
	Common Shares		Common Shares		Paid-In	Accumulated	Income	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Interests	Equity
BALANCE AS OF DECEMBER 31, 2022	114,013	$1,141	—	$—	$3,263,738	$(628,636)	$45,644	$32,225	$2,714,112
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	—	—	(79,978)	—	(1,135)	(81,113)
Redemption of common limited partnership units ("OP Units") for common shares	2,758	28	—	—	44,592	—	—	—	44,620
Common shares repurchased	(22,576)	(225)	—	—	(335,088)	—	—	—	(335,313)
Common shares issued pursuant to employee incentive compensation plan and Employee Share Purchase Plan ("ESPP")	114	—	—	—	2,506	—	—	—	2,506
Dividends declared on common shares ($0.675 per common share)	—	—	—	—	—	(68,348)	—	—	(68,348)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(32)	(32)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	—	—	3,104	—	4,486	—	7,590
Total other comprehensive loss	—	—	—	—	—	—	(32,173)	—	(32,173)
Other comprehensive loss attributable to noncontrolling interests	—	—	—	—	—	—	2,085	(2,085)	—
BALANCE AS OF DECEMBER 31, 2023	94,309	944	—	—	2,978,852	(776,962)	20,042	28,973	2,251,849
Net loss attributable to common shareholders and noncontrolling interests	—	—	—	—	—	(143,526)	—	(12,025)	(155,551)
Redemption of OP Units for common shares	1,025	11	—	—	17,060	—	—	—	17,071
Common shares repurchased	(10,929)	(109)	—	—	(170,661)	—	—	—	(170,770)
Common shares issued pursuant to employee incentive compensation plan and ESPP	95	—	—	—	2,187	—	—	—	2,187
Dividends declared on common shares ($0.875 per common share)	—	—	—	—	—	(76,795)	—	—	(76,795)
Acquisition of noncontrolling interests	—	—	—	—	(30,475)	—	—	(18,972)	(49,447)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	20	20
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	—	—	(6,560)	—	817	—	(5,743)
Total other comprehensive loss	—	—	—	—	—	—	(3,828)	—	(3,828)
Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	(1,939)	1,939	—
Other	—	—	—	—	—	—	—	65	65
BALANCE AS OF DECEMBER 31, 2024	84,500	846	—	—	2,790,403	(997,283)	15,092	—	1,809,058
Net loss attributable to common shareholders	—	—	—	—	—	(139,063)	—	—	(139,063)
Issuance of Class B Common Shares	—	—	13,919	139	(139)	—	—	—	—
Redemption of OP Units for common shares	1,763	19	(274)	(3)	31,342	—	—	—	31,358
Common shares repurchased	(26,825)	(269)	—	—	(443,385)	—	—	—	(443,654)
Common shares issued pursuant to employee incentive compensation plan and ESPP	89	—	—	—	2,020	—	—	—	2,020
Dividends declared on common shares ($0.70 per common share)	—	—	—	—	—	(44,064)	—	—	(44,064)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	—	—	(41,360)	—	3,763	—	(37,597)
Total other comprehensive loss	—	—	—	—	—	—	(20,468)	—	(20,468)
BALANCE AS OF DECEMBER 31, 2025	59,527	$596	13,645	$136	$2,338,881	$(1,180,410)	$(1,613)	$—	$1,157,590

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net loss	$(168,061)	$(177,753)	$(91,709)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	24,856	29,524	32,100
Depreciation and amortization expense, including amortization of deferred financing costs	197,473	214,992	215,628
Deferred rent	(12,613)	(15,531)	(20,664)
Loss from unconsolidated real estate ventures, net	4,420	7,122	26,999
Amortization/accretion of market lease intangibles, net	131	161	(960)
Amortization of lease incentives	12,111	5,631	1,711
(Gain) loss on the extinguishment of debt, net	5,053	(9,235)	450
Impairment loss	65,847	55,427	90,226
(Gain) loss on the sale of real estate, net	(46,633)	2,753	(79,335)
Loss on operating lease and other receivables	1,721	2,595	882
Income from investments, net	(1,637)	(3,358)	(972)
Return on capital from unconsolidated real estate ventures	1,516	1,894	20,701
Other non-cash items	(952)	5,806	10,818
Changes in operating assets and liabilities:
Tenant and other receivables	(53)	18,212	11,123
Other assets, net	(4,088)	(2,089)	(8,959)
Accounts payable and accrued expenses	(4,788)	606	(11,255)
Other liabilities, net	(1,046)	(7,364)	(13,412)
Net cash provided by operating activities	73,257	129,393	183,372
INVESTING ACTIVITIES
Development costs, construction in progress and real estate additions	(122,272)	(218,029)	(333,744)
Acquisition of real estate	(40,267)	—	(19,551)
Proceeds from the sale of real estate	545,185	202,024	281,525
Proceeds from derivative financial instruments	9,723	8,230	1,922
Payments on derivative financial instruments	(12,960)	(6,468)	(9,830)
Distributions of capital from unconsolidated real estate ventures and other investments	3,588	164,562	10,503
Investments in unconsolidated real estate ventures and other investments	(25,682)	(6,164)	(29,004)
Net cash provided by (used in) investing activities	357,315	144,155	(98,179)
FINANCING ACTIVITIES
Borrowings under mortgage loans	283,172	187,895	345,140
Borrowings under revolving credit facility	836,000	318,000	371,750
Borrowings under term loans	—	—	170,000
Repayments of mortgage loans	(507,873)	(197,954)	(281,854)
Repayments of revolving credit facility	(716,000)	(295,000)	(309,750)
Proceeds from derivative financial instruments	7,835	—	9,600
Payments on derivative financial instruments	(4,231)	(5,796)	(1,922)
Debt issuance and modification costs	(5,207)	(5,096)	(17,579)
Acquisition/redemption of noncontrolling interests	—	(49,409)	(647)
Proceeds from common shares issued pursuant to ESPP	800	945	1,102
Common shares repurchased	(443,654)	(170,770)	(335,313)
Dividends paid to common shareholders	(48,434)	(62,007)	(94,002)
Distributions to redeemable noncontrolling interests	(12,882)	(11,564)	(15,318)
Proceeds from the sale of interest in consolidated real estate venture	100,000	—	—
Distributions to noncontrolling interests	—	(41)	(32)
Net cash used in financing activities	(510,474)	(290,797)	(158,825)

JBG SMITH PROPERTIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net decrease in cash and cash equivalents, and restricted cash	$(79,902)	$(17,249)	$(73,632)
Cash and cash equivalents, and restricted cash, beginning of period	183,192	200,441	274,073
Cash and cash equivalents, and restricted cash, end of period	$103,290	$183,192	$200,441

CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD
Cash and cash equivalents	$75,270	$145,804	$164,773
Restricted cash	28,020	37,388	35,668
Cash and cash equivalents, and restricted cash	$103,290	$183,192	$200,441

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION
Cash paid for interest (net of capitalized interest of $4,507, $10,383 and $17,357 in 2025, 2024 and 2023)	$128,281	$116,342	$88,755
Accrued capital expenditures	34,868	38,610	63,136
Write-off of fully depreciated assets	99,977	31,809	6,281
Cash paid for income taxes	61	117	1,916
Accrued dividends to common shareholders	10,417	14,788	—
Accrued distributions to redeemable noncontrolling interests	2,707	2,823	—
Redemption of OP Units for common shares	31,358	17,071	44,620
Redeemable noncontrolling interests redemption value adjustment	41,360	6,560	(3,104)
Recognition (derecognition) of operating lease right-of-use asset	—	(13,724)	61,443
Recognition (derecognition) of liabilities related to operating lease right-of-use asset	—	(13,724)	61,443
Cash paid for amounts included in the measurement of lease liabilities for operating leases	6,617	9,639	5,178

See accompanying notes to the consolidated financial statements.

JBG SMITH PROPERTIES

Notes to Consolidated Financial Statements

1.          Organization and Basis of Presentation

Organization

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust, owns, operates and develops mixed-use properties concentrated in amenity-rich, Metro-served submarkets in and around Washington, D.C., most notably National Landing, where through our focus on placemaking, we cultivate vibrant, highly amenitized, walkable neighborhoods. Almost 80.0% of our portfolio is in the National Landing submarket in Northern Virginia. In addition, our third-party real estate services business provides fee-based real estate services.

Substantially all our assets are held by, and our operations are conducted through, JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of December 31, 2025, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 82.0% of its OP Units, after giving effect to the conversion of certain vested long-term incentive partnership units ("LTIP Units") that are convertible into OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our 10.0% subordinated interest in one commercial building and our 33.5% subordinated interest in four commercial buildings (the "Fortress Assets"), as well as the associated non-recourse mortgage loans, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures, and we have not guaranteed their obligations or otherwise committed to providing financial support.

We were organized for the purpose of receiving, via the spin-off on July 17, 2017 (the "Separation"), substantially all the assets and liabilities of Vornado Realty Trust's Washington, D.C. segment. On July 18, 2017, we acquired the management business and certain assets and liabilities of The JBG Companies ("JBG") (the "Combination"). The Separation and the Combination are collectively referred to as the "Formation Transaction."

As of December 31, 2025, our Operating Portfolio consisted of 39 operating assets comprising 15 multifamily assets totaling 6,519 units (6,333 units at our share), 22 commercial assets totaling 7.3 million square feet (6.9 million square feet at our share) and two wholly owned land assets for which we are the ground lessor. Additionally, our development pipeline, which consists of owned and entitled land on which we have the potential to commence construction subject to completion of design and/or market conditions, totaled 4.9 million square feet (3.6 million square feet at our share) of estimated potential development density. Our development pipeline excludes unentitled land parcels and land parcels controlled through an option agreement.

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

Only commercial leases with the U.S. federal government accounted for 10% or more of our total revenue as follows:

	Year Ended December 31,
	2025	2024	2023

	(Dollars in thousands)
Rental revenue from the U.S. federal government	$56,899	$64,958	$64,439
Percentage of total revenue	11.4%	11.9%	10.7%

Basis of Presentation

The accompanying consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries, consolidated real estate ventures and consolidated variable interest entities ("VIEs"), including JBG SMITH LP. See Note 6 for additional information. The portions of the equity and net income (loss) of consolidated entities that are not attributable to us are presented separately as amounts attributable to noncontrolling interests in our consolidated financial statements.

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

The fair values of identified intangible assets and liabilities are determined based on the following:

●	The value allocable to the above- or below-market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired lease) of the difference between: (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management's estimate of the amounts that would be received using market rates over the remaining term of the lease. Amounts allocated to above-market leases are recorded as lease intangible assets in our consolidated balance sheets, and amounts allocated to below-market leases are recorded as lease intangible liabilities in other liabilities in our consolidated balance sheets. These intangibles are amortized to property rental revenue in our consolidated statements of operations over the remaining terms of the respective leases.
●	Factors considered in determining the value allocable to in-place leases during hypothetical lease-up periods related to space that is leased at the time of acquisition include: (i) lost rent and operating cost recoveries during the hypothetical lease-up period and (ii) theoretical leasing commissions required to execute similar leases. These intangible assets are recorded as lease intangible assets in our consolidated balance sheets and are amortized to depreciation and amortization expense in our consolidated statements of operations over the remaining term of the existing lease.

Real Estate

Real estate is carried at cost, net of accumulated depreciation. Repairs and maintenance are expensed as incurred and are included in property operating expenses in our consolidated statements of operations.

Construction in progress, including land, is carried at cost, and no depreciation is recorded. All direct and indirect costs related to development activities, including redevelopment activities, are capitalized to the extent that we believe such costs are recoverable through the value of the property into construction in progress, including land in our consolidated balance sheets, except for certain demolition costs, which are expensed as incurred. Direct development costs incurred include: pre-development expenditures directly related to a specific project, development and construction costs, interest, insurance and real estate taxes. Indirect development costs include: employee salaries and benefits, travel and other related costs that are directly associated with the development. Our method of calculating capitalized interest expense is based upon applying our weighted average borrowing rate to the actual accumulated expenditures if the property does not have property specific debt. If the property is encumbered by specific debt, we will capitalize both the interest incurred applicable to that debt and additional interest expense using our weighted average borrowing rate for any accumulated expenditures in excess of the principal balance of the debt encumbering the property. The capitalization of such expenses ceases when the real estate is ready for its intended use, but no later than one-year from substantial completion of major construction activities at which point the costs associated with a property are allocated to its various components.

Depreciation and amortization expense require an estimate of the useful life of each property and improvement. Depreciation and amortization expense are recognized on a straight-line basis over estimated useful lives, which range from three to 40 years. Tenant improvements are depreciated on a straight-line basis over the lives of the related leases, which approximate the useful lives of the tenant improvements. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains (losses) reflected in net income (loss) for the period.

Our real estate and related intangible assets are reviewed for impairment whenever there are changes in circumstances or indicators that the carrying amount of the assets may not be recoverable. These indicators may include declining operating performance, below average occupancy, shortened anticipated holding periods, costs in excess of budgets for under-construction assets and other adverse changes. An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Estimates of future cash flows are based on our current plans, anticipated holding periods and available market information at the time the analyses are prepared. Longer anticipated holding periods for real estate assets directly reduce the likelihood of recording an impairment loss. An impairment loss is recognized if the carrying amount of the asset is not recoverable and is measured based on the excess of the property's carrying amount over its estimated fair value. Estimated fair values are calculated based on the following information in order of priority, dependent upon availability: (i) pending or executed agreements, (ii) market prices for comparable properties or (iii) the sum of discounted cash flows.

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

Restricted Cash

Restricted cash consists primarily of security deposits held on behalf of our tenants and cash escrowed under loan agreements for debt service, real estate taxes, property insurance, capital improvements and proceeds from property dispositions held in escrow, as applicable.

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

We use the equity method of accounting for investments in unconsolidated real estate ventures when we have significant influence but are not the primary beneficiary of a VIE or do not have a controlling financial interest in a real estate venture determined not to be a VIE. Significant influence is typically indicated through ownership of 20% or more of the voting interests. Under the equity method, we record our investments in these entities in investments in unconsolidated real estate ventures in our consolidated balance sheets, and our proportionate share of earnings (losses) is recognized in loss from unconsolidated real estate ventures in the accompanying consolidated statements of operations.

We earn revenue from the management services we provide to unconsolidated real estate ventures. These fees are determined in accordance with the terms specific to each arrangement and may include property and asset management fees, or transactional fees for leasing, acquisition, development and construction, financing and legal services provided. We account for this revenue gross of our ownership interest in each respective real estate venture and recognize such revenue in third-party real estate services, including reimbursements in our consolidated statements of operations when earned. Our proportionate share of related expenses is recognized in loss from unconsolidated real estate ventures in our consolidated statements of operations.

We may also earn incremental promote distributions if certain financial return benchmarks are achieved upon ultimate disposition of the underlying properties. Promote revenue is recognized when certain earnings events have occurred, and the amount of revenue is determinable and collectible. Any promote revenue is reflected in loss from unconsolidated real estate ventures in our consolidated statements of operations. In the event our investment in a real estate venture is reduced to zero, and we are not obligated to provide for additional losses, have not guaranteed its obligations or otherwise committed to providing financial support, we will discontinue the equity method of accounting until such point that our share of net income equals the share of net losses not recognized during the period the equity method was suspended.

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

Intangibles

Intangible assets primarily consist of: (i) in-place leases, below-market ground rent obligations, and above-market real estate leases that were recorded in connection with the acquisition of properties and (ii) options to enter into ground leases and management and leasing contracts that were acquired in the Combination. Intangible liabilities consist of above-market ground rent obligations and below-market real estate leases that are also recorded in connection with the acquisition of properties. Both intangible assets and liabilities are amortized and accreted using the straight-line method over their applicable remaining useful life. When a lease or contract is terminated early, any remaining unamortized or unaccreted balances are charged to earnings. The useful lives of intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.

Intangible assets also include the wireless spectrum licenses we acquired. While the licenses are issued for ten years, as long as we act within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain. Accordingly, we have concluded that the licenses are indefinite-lived intangible assets.

Investments

Investments in equity securities without readily determinable fair values are carried at cost. Investments in investment funds without readily determinable fair values that qualify for the net asset value ("NAV") practical expedient are carried at fair value based on their reported NAV. Investments in equity securities and investment funds are included in other assets in our consolidated balance sheets. Realized and unrealized gains (losses) are included in interest and other income in our consolidated statements of operations.

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

Redeemable Noncontrolling Interests - Redeemable noncontrolling interests primarily consist of OP Units issued in conjunction with the Formation Transaction and LTIP Units issued to employees, and our venture partner's interest in West Half. Redeemable noncontrolling interests related to our OP Units and LTIP Units that are convertible into OP Units are generally redeemable at the option of the holder for our common shares, or cash at our election, subject to certain limitations. Redeemable noncontrolling interests are presented in the mezzanine section between total liabilities and shareholders' equity in our consolidated balance sheets. The carrying amounts of redeemable noncontrolling interests are adjusted to their redemption value at the end of each reporting period, but no less than their initial carrying value, with such adjustments recognized in additional paid-in capital. See Note 13 for additional information.

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

Derivative Financial Instruments Designated as Effective Hedges - Certain derivative financial instruments, consisting of interest rate swap and cap agreements, are cash flow hedges that are designated as effective hedges, and are carried at their estimated fair value on a recurring basis. We assess the effectiveness of our hedges both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets and is subsequently reclassified into interest expense in our consolidated statements of operations in the period that the hedged forecasted transactions affect earnings. Our hedges become less than perfectly effective if the critical terms of the hedging instrument and the forecasted transactions do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and interest rates. In addition, we evaluate the default risk of the counterparty by monitoring the creditworthiness of the counterparty.

Derivative financial instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in our consolidated statements of operations, or in our consolidated statements of comprehensive loss.

Non-Designated Derivatives - Certain derivative financial instruments, consisting of interest rate cap agreements, are used to manage our exposure to interest rate movements, but do not meet the accounting requirements to be classified as hedging instruments. These derivatives are carried at their estimated fair value on a recurring basis with realized and unrealized gains (losses) recorded in interest expense in our consolidated statements of operations.

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

Revenue Recognition

We have leases with various tenants across our portfolio of properties, which generate rental income and operating cash flows for our benefit. Through these leases, we provide tenants with the right to control the use of our real estate, which tenants agree to use and control. The right to control our real estate conveys to our tenants substantially all of the economic benefits and the right to direct how and for what purpose the real estate is used throughout the period of use, thereby meeting the definition of a lease. Leases will be classified as either operating, sales-type or direct financing leases based on whether the lease is structured in effect as a financed purchase.

Property rental revenue includes base rent each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of periodic step-ups in rent and rent abatements under the lease. When a renewal option is included within the lease, we assess whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Further, property rental revenue includes tenant reimbursement revenue from the recovery of all or a portion of the real estate taxes, property operating expenses, and repairs and maintenance of the respective assets. Tenant reimbursements, which vary each period, are non-lease components that are not the predominant activity within the contract. We have elected the practical expedient that allows us to combine certain lease and non-lease components of our operating leases. Non-lease components are recognized together with fixed base rent in property rental revenue, as variable lease income in the same periods as the related expenses are incurred. Certain commercial leases may also provide for the payment by the lessee of additional rents based on a percentage of sales, which are recorded as variable lease income in the period the additional rents are earned.

We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and when the leased space is substantially ready for its intended use. In circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of property rental revenue on a straight-line basis over the term of the lease commencing when the tenant takes possession of the space. Differences between rental revenue recognized and amounts due under the respective lease agreements are recorded as an increase or decrease to deferred rent receivable in our consolidated balance sheets. Property rental revenue also includes the amortization or accretion of acquired above- and below-market leases. We periodically evaluate the collectability of amounts due from tenants and recognize an adjustment to property rental revenue for accounts receivable and deferred rent receivable if we conclude it is not probable that we will collect substantially all of the remaining lease payments under the lease agreements. Any changes to the provision for lease revenue determined to be not probable of collection are included in property rental revenue in our consolidated statements of operations. We exercise judgment in assessing the probability of collection and consider payment history, current credit status and economic outlook in making this determination.

Third-party real estate services revenue, including reimbursements, includes property and asset management fees, and transactional fees for leasing, acquisition, development and construction, financing, and legal services which are earned from providing services to third-party property owners and our unconsolidated real estate ventures. These fees are determined in accordance with the terms specific to each arrangement and are recognized as the related services are performed.

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

Lessee Accounting

We have, or have entered in the past, operating and financing leases, including ground leases on certain of our properties. When a renewal option is included within a lease, we assess whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Lease payments associated with renewal periods that we are reasonably certain will be exercised are included in the measurement of the corresponding lease liability and right-of-use asset. Lease expense for our operating leases is recognized on a straight-line basis over the expected lease term and is included in our consolidated statements of operations in property operating expenses or general and administrative expenses, as applicable. Amortization of the right-of-use asset associated with a financing lease is recognized on a straight-line basis over the expected lease term and is included in our consolidated statements of operations in depreciation and amortization expense with the related interest on our outstanding lease liability included in interest expense.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Unvested share-based compensation awards that entitle holders to receive non-forfeitable distributions are considered participating securities. Consequently, we are required to apply the two-class method of computing basic and diluted earnings (loss) that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and participating securities based on their respective rights to receive dividends. During periods of net loss, losses are allocated only to the extent the participating securities are required to absorb their share of such losses. Distributions to participating securities in excess of their allocated income (loss) are shown as a reduction to net income (loss) attributable to common shareholders. Diluted earnings (loss) per common share reflects the potential dilution of the assumed exchange of various unit and share-based compensation awards into common shares to the extent they are dilutive. The Class B common shares ("Class B Shares") are excluded from the calculation of earnings (loss) per common share as they do not participate in profits or losses.

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

Compensation expense is based on the fair value of our common shares at the date of the grant and is recognized ratably over the vesting period using a graded vesting attribution model. Compensation expense for share-based compensation awards made to retirement eligible employees is recognized over a six-month period after the grant date or over the remaining period until they become retirement eligible. We account for forfeitures as they occur. Distributions paid on unvested OP Units and LTIP Units are recorded to redeemable noncontrolling interests in our consolidated balance sheets. Distributions paid on unvested Restricted Share Units ("RSUs") are recorded to additional paid-in capital in our consolidated balance sheets.

Recent Accounting Pronouncements

Standard Adopted

Income Taxes

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU 2023-09 modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income (loss) from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. In 2025, we adopted ASU 2023-09, which did not have an impact on our consolidated financial statements or disclosures.

Standards Not Yet Adopted

Interim Reporting

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." ASU 2025-11 improves the navigability of the required interim disclosures and clarifies when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements.

Hedge Accounting

In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements." ASU 2025-09 amends certain aspects of the hedge accounting guidance in ASC 815, Derivatives and Hedging, to provide targeted improvements intended to enhance the application of hedge accounting, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness and clarifications related to hedging non-financial items. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance should be applied on a prospective basis. While we are evaluating the potential impact of adopting this new guidance, we currently do not expect the adoption to have a material impact on our consolidated financial statements.

Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." ASU 2024-03 requires expanded interim and annual disclosures of certain expense information in the notes to the consolidated financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance can be applied on a prospective or retrospective basis. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements.

3.          Acquisitions, Dispositions and Assets Held for Sale

Acquisitions

In September 2025, we acquired the remaining 45.0% interest in the unconsolidated real estate venture that owned 1101 17th Street, a 210,451 square-foot commercial asset in Washington D.C., for no consideration. We had discontinued applying the equity method of accounting on this investment in 2018 as we had received cumulative distributions in excess of our cumulative contributions and share of earnings, which reduced our investment to zero. 1101 17th Street was consolidated as of the date of acquisition, and we recorded our investment in the asset at the net carryover basis of our previously held equity investment. We recorded assets of $32.3 million primarily consisting of land, and we recorded liabilities of $32.3 million primarily consisting of $30.4 million related to the estimated fair value of a $60.0 million non-recourse interest-only mortgage loan with a fixed interest rate of 3.40% and a maturity date of July 14, 2026.

In May 2025, we acquired Tysons Dulles Plaza, a 491,494 square-foot commercial asset in Tysons, Virginia, for $42.3 million, exclusive of $413,000 of transaction costs that were capitalized as part of the acquisition.

During 2023, we paid the deferred purchase price of $19.6 million related to the 2020 acquisition of a development parcel, formerly the Americana hotel.

Dispositions

The following table summarizes disposition activity:

					Gain (Loss)
			Gross	Cash	on the Sale
			Sales	Proceeds	of Real
Date Disposed	Assets	Segment	Price	from Sale	Estate

			(In thousands)
Year Ended December 31, 2025
February 19, 2025	8001 Woodmont (1)	Multifamily	$194,000	$188,779	$(840)
June 20, 2025	Development Parcel	Other	11,000	10,355	(539)
June 25, 2025	WestEnd25 (2)	Multifamily	186,000	181,098	42,304
July 10, 2025	The Batley	Multifamily	155,000	150,053	(37)
December 9, 2025	Development Parcel	Other	8,000	7,545	(393)
	Other (3)				6,138
					$46,633
Year Ended December 31, 2024
January 22, 2024	North End Retail	Multifamily	$14,250	$12,410	$(1,200)
September 17, 2024	Fort Totten Square	Multifamily	86,800	84,600	(5,352)
December 19, 2024	2101 L Street (4)	Commercial	110,101	105,014	—
	Other (5)				3,799
					$(2,753)
Year Ended December 31, 2023
March 17, 2023	Development Parcel	Other	$5,500	$4,954	$(53)
March 23, 2023	4747 Bethesda Avenue (6)	Commercial			40,053
September 20, 2023	Falkland Chase-South & West and Falkland Chase-North	Multifamily	95,000	93,094	1,208
October 4, 2023	5 M Street Southwest	Other	29,500	28,585	430
November 30, 2023	Crystal City Marriott	Commercial	80,000	79,563	37,051
December 5, 2023	Capitol Point-North-75 New York Avenue	Other	11,516	11,285	(23)
	Other (7)				669
					$79,335
(1)	In connection with the sale, we repaid the related $99.7 million mortgage loan.
(2)	In connection with the sale, we repaid the related $97.5 million mortgage loan and terminated the related interest rate swap resulting in a $2.2 million gain, which was included in "Gain (loss) on the extinguishment of debt, net" in our consolidated statement of operations for the year ended December 31, 2025.
(3)	Includes a $4.7 million gain related to permanent land easement transactions across various parcels in National Landing and a gain of $1.4 million related to prior year dispositions.
(4)	In connection with the sale, the lender of the related $120.9 million mortgage loan accepted the proceeds from the sale and $6.7 million of cash as repayment of the mortgage loan, resulting in a $9.2 million gain on the extinguishment of debt, which was included in "Gain (loss) on the extinguishment of debt, net" in our consolidated statement of operations for the year ended December 31, 2024.
(5)	Primarily related to the reversal of certain previously recorded contingent liabilities which were relieved in connection with the sale of Central Place Tower by one of our unconsolidated real estate ventures. See Note 5 for additional information.
(6)	We sold an 80.0% interest in the asset for a gross sales price of $196.0 million, representing a gross valuation of $245.0 million. See Note 5 for additional information.
(7)	Related to prior period dispositions.

In February 2026, we sold a development parcel in Alexandria, Virginia, for $50.7 million.

Assets Held for Sale

There were no assets held for sale as of December 31, 2025. The following table summarizes assets held for sale as of December 31, 2024.

					Liabilities Related
			Number of	Assets Held	to Assets Held
Assets	Segment	Location	Units	for Sale	for Sale
				(In thousands)
8001 Woodmont (1)	Multifamily	Bethesda, Maryland	322	$190,465	$901

(1)	This asset was sold in February 2025.

4.          Tenant and Other Receivables

The following table summarizes tenant and other receivables:

	December 31,
	2025	2024

	(In thousands)
Tenants	$12,151	$13,483
Third-party real estate services	7,590	6,246
Other	2,069	3,749
Total tenant and other receivables	$21,810	$23,478

5.          Investments in Unconsolidated Real Estate Ventures

The following table summarizes the composition of our investments in unconsolidated real estate ventures:

	Effective
	Ownership	December 31,
Real Estate Venture	Interest (1)	2025	2024

		(In thousands)
J.P. Morgan Global Alternatives ("J.P. Morgan") (2)	50.0%	$71,550	$74,188
Dulles View Venture	60.0%	18,536	—
4747 Bethesda Venture (3)	20.0%	8,085	10,813
Brandywine Realty Trust	30.0%	6,968	6,954
Other		572	1,699
Total investments in unconsolidated real estate ventures (4) (5)		$105,711	$93,654
(1)	Reflects our effective ownership interests as of December 31, 2025. We have multiple investments with certain venture partners in the underlying real estate.
(2)	J.P. Morgan is the advisor for an institutional investor.
(3)	In March 2023, we sold an 80.0% interest in 4747 Bethesda Avenue to 4747 Bethesda Venture for a gross sales price of $196.0 million, representing a gross valuation of $245.0 million. In connection with the transaction, the real estate venture assumed the related $175.0 million mortgage loan.
(4)	Excludes our 10.0% subordinated interest in one commercial building and the Fortress Assets. See Note 1 for more information. Also, as of December 31, 2024, excluded our interest in an investment in the real estate venture that owned 1101 17th Street for which we had discontinued applying the equity method of accounting in 2018 as we had received cumulative distributions in excess of our cumulative contributions and share of earnings, which reduced our investment to zero; further, we were not obligated to provide for losses, had not guaranteed its obligations or otherwise committed to provide financial support. In September 2025, we acquired the remaining 45.0% interest in the unconsolidated real estate venture that owned 1101 17th Street, which was consolidated as of the date of acquisition. See Note 3 for additional information.

(5)	As of December 31, 2025 and 2024, our total investments in unconsolidated real estate ventures were greater than our share of the net book value of the underlying assets by $2.0 million and $10.6 million, resulting principally from our zero-investment balance in certain real estate ventures and capitalized interest.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $10.9 million, $16.3 million and $21.7 million for each of the three years in the period ended December 31, 2025.

The following table summarizes disposition activity by our unconsolidated real estate ventures:

				Mortgage	Proportionate
			Gross	Loans	Share of
		Ownership	Sales	Repaid by	Aggregate
Date Disposed	Assets	Percentage	Price	Venture	Gain (Loss) (1)

			(Dollars in thousands)
Year Ended December 31, 2025
November 25, 2025	Development Parcel	2.5%	$13,000	$—	$93
	Other (2)				1,500
					$1,593

Year Ended December 31, 2024
February 13, 2024	Central Place Tower (3)	50.0%	$325,000	$—	$480

Year Ended December 31, 2023
August 24, 2023	Stonebridge at Potomac Town Center	10.0%	$172,500	$79,600	$641
November 14, 2023	Rosslyn Gateway	18.0%	52,000	44,844	(230)
					$411
(1)	Included in "Loss from unconsolidated real estate ventures, net" in our consolidated statements of operations.
(2)	Related to a prior year disposition.
(3)	We also recognized $3.8 million related to certain previously recorded contingent liabilities, which were relieved in connection with the sale of Central Place Tower and included in "Gain (loss) on the sale of real estate, net" in our consolidated statement of operations for the year ended December 31, 2024.

Dulles View Venture

In December 2025, we acquired Dulles View, a 354,378 square-foot asset comprising two commercial buildings in Herndon, Virginia, through a real estate venture, for $31.5 million of which our 60.0% share was $18.9 million.

The following table summarizes the debt of our unconsolidated real estate ventures:

	Weighted
	Average Effective	December 31,
	Interest Rate (1)	2025	2024

		(In thousands)
Variable rate (2)	5.04%	$175,000	$175,000
Fixed rate (3)	—	—	60,000
Mortgage loans		175,000	235,000
Unamortized deferred financing costs and premium / discount, net		(3,084)	(5,795)
Mortgage loans, net (4)		$171,916	$229,205
(1)	Weighted average effective interest rate as of December 31, 2025.
(2)	Includes variable rate mortgage loans with interest rate cap agreements.

(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements. The $60.0 million mortgage loan outstanding as of December 31, 2024 was assumed as part of our acquisition of the remaining 45.0% interest in the unconsolidated real estate venture that owned 1101 17th Street. See Note 3 for additional information.
(4)	Excludes mortgage loans related to the Fortress Assets. See Note 21 for additional information on guarantees of the debt of our unconsolidated real estate ventures.

The following tables summarize the financial information for our unconsolidated real estate ventures:

	December 31,
	2025	2024

	(In thousands)
Combined balance sheet information: (1)
Real estate, net	$374,760	$424,170
Other assets, net	56,566	64,478
Total assets	$431,326	$488,648

Mortgage loans, net	$171,916	$229,205
Other liabilities, net	22,303	27,019
Total liabilities	194,219	256,224
Total equity	237,107	232,424
Total liabilities and equity	$431,326	$488,648

	Year Ended December 31,
	2025	2024	2023

Combined income statement information: (1) (2)
Total revenue	$30,615	$37,219	$85,280
Operating income (loss) (3) (4)	(9,006)	(14,195)	(62,668)
Net loss (3) (4)	(24,033)	(30,041)	(85,551)
(1)	Excludes amounts related to one commercial building in which we have a 10.0% subordinated interest and the Fortress Assets.
(2)	Excludes amounts related to the L'Enfant Plaza assets as we discontinued applying the equity method of accounting in 2022. In October 2024, the lender foreclosed on the mortgage loan secured by the L’Enfant Plaza assets and took possession of the properties. Excludes combined income statement information for 2024 and the fourth quarter of 2023 related to The Foundry as we discontinued applying the equity method of accounting in 2023. In April 2024, the lender foreclosed on the mortgage loan secured by The Foundry and took possession of the property.
(3)	Includes the gain from the sale of various assets totaling $2.8 million, $894,000 and $3.0 million for each of the three years in the period ended December 31, 2025.
(4)	Includes impairment losses of $15.2 million, $22.5 million and $80.7 million for each of the three years in the period ended December 31, 2025. Our portion of impairment losses totaling $3.2 million, $6.7 million and $28.6 million were included in "Loss from unconsolidated real estate ventures, net" in our consolidated statements of operations for each of the three years in the period ended December 31, 2025.

6.          Variable Interest Entities

Unconsolidated VIEs

As of December 31, 2025 and 2024, we had interests in entities deemed to be VIEs. Although we may be responsible for managing the day-to-day operations of these investees, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. We account for our investment in these entities under the equity method. As of December 31, 2025 and 2024, the net carrying amounts of our investment in these entities were $79.0 million and $82.0 million, which were included in "Investments in unconsolidated real estate ventures" in our consolidated balance sheets. Our equity in the income of unconsolidated VIEs was included in "Loss from unconsolidated real estate ventures, net" in our consolidated statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees. See Note 21 for additional information.

Consolidated VIEs

JBG SMITH LP is our most significant consolidated VIE. We hold 82.0% of the limited partnership interest in JBG SMITH LP, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management. The noncontrolling interests of JBG SMITH LP do not have substantive liquidation rights, substantive kick-out rights without cause or substantive participating rights that could be exercised by a simple majority of noncontrolling interest limited partners (including by such a limited partner unilaterally). Because the noncontrolling interest holders do not have these rights, JBG SMITH LP is a VIE. As general partner, we have the power to direct the activities of JBG SMITH LP that most significantly affect its economic performance, and through our majority interest, we have both the right to receive benefits from and the obligation to absorb losses of JBG SMITH LP. Accordingly, we are the primary beneficiary of JBG SMITH LP and consolidate it in our financial statements. Because we conduct our business through JBG SMITH LP, its total assets and liabilities comprise substantially all of our consolidated assets and liabilities.

7.          Deferred Leasing Costs, Net

The following table summarizes the deferred leasing costs, net:

	December 31,
	2025	2024

	(In thousands)
Deferred leasing costs	$156,097	$161,406
Accumulated amortization	(89,741)	(91,585)
Deferred leasing costs, net	$66,356	$69,821

8.          Intangible Assets, Net

The following table summarizes the intangible assets, net:

	December 31, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(In thousands)
Lease intangible assets:
In-place leases	$14,289	$(8,061)	$6,228	$7,799	$(6,330)	$1,469
Above-market real estate leases	2,701	(981)	1,720	528	(481)	47
	16,990	(9,042)	7,948	8,327	(6,811)	1,516

Other identified intangible assets:
Wireless spectrum licenses (1)	5,000	—	5,000	25,780	—	25,780
Option to enter into ground lease	17,090	—	17,090	17,090	—	17,090
Management and leasing contracts	2,800	(2,505)	295	43,600	(40,986)	2,614
	24,890	(2,505)	22,385	86,470	(40,986)	45,484
Total intangible assets, net	$41,880	$(11,547)	$30,333	$94,797	$(47,797)	$47,000
(1)	During the year ended December 31, 2025, we recognized an impairment loss of $20.8 million, which was included in "Impairment loss" in our consolidated statement of operations.

The following table summarizes amortization expense related to lease and other identified intangible assets:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
In-place lease amortization (1)	$1,770	$1,350	$4,972
Above-market real estate lease amortization (2)	499	569	720
Management and leasing contract amortization (1)	2,319	5,499	5,590
Total amortization expense related to lease and other identified intangible assets	$4,588	$7,418	$11,282
(1)	Amounts are included in "Depreciation and amortization expense" in our consolidated statements of operations.
(2)	Amounts are included in "Property rental revenue" in our consolidated statements of operations.

The following table summarizes the estimated amortization related to lease and other identified intangible assets for the next five years and thereafter as of December 31, 2025:

Year ending December 31,	Amount
(In thousands)
2026	$3,231
2027	2,093
2028	935
2029	700
2030	502
Thereafter	782
Total (1)	$8,243
(1)	Estimated amortization related to the option to enter into ground lease is excluded from the table above as the ground lease does not have a definite start date. Additionally, the wireless spectrum licenses are excluded from the table above as they are indefinite-lived intangible assets.

9.          Other Assets, Net

The following table summarizes other assets, net:

	December 31,
	2025	2024

	(In thousands)
Prepaid expenses	$9,648	$10,834
Derivative financial instruments, at fair value	13,094	25,682
Deferred financing costs, net	4,362	7,280
Operating lease right-of-use assets	41,491	44,034
Investments in funds (1)	30,555	27,665
Other investments (2)	13,828	11,343
Other	4,309	4,480
Total other assets, net	$117,287	$131,318
(1)	Consists of investments in real estate-focused technology companies which are recorded at their fair value based on their reported net asset value. The following table summarizes unrealized and realized gains (losses), which were included in "Interest and other income, net" in our consolidated statements of operations:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Unrealized gains	$1,504	$4,848	$1,254
Realized gains (losses)	425	(1,328)	(758)

(2)	Primarily consists of equity investments in the Washington Housing Initiative ("WHI") Impact Pool and the LEO Impact Housing Fund. See Note 22 for additional information.

10.          Debt

Mortgage Loans

The following table summarizes mortgage loans:

	Weighted Average
	Effective	December 31,
	Interest Rate (1)	2025	2024

		(In thousands)
Variable rate (2)	5.19%	$600,899	$587,254
Fixed rate (3)	5.17%	1,020,690	1,196,479
Mortgage loans		1,621,589	1,783,733
Unamortized deferred financing costs and premium / discount, net (4)		(42,431)	(16,560)
Mortgage loans, net		$1,579,158	$1,767,173
(1)	Weighted average effective interest rate as of December 31, 2025.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.18%, and the weighted average maturity date of the interest rate caps is the fourth quarter of 2026. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of December 31, 2025, one-month term Secured Overnight Financing Rate ("SOFR") was 3.69%.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(4)	As of December 31, 2025, includes a discount of $29.6 million related to the mortgage loan assumed in connection with the acquisition of 1101 17th Street. See Note 3 for additional information.

As of December 31, 2025 and 2024, the net carrying value of real estate collateralizing our mortgage loans totaled $1.7 billion and $2.1 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity.

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

In June 2025, in connection with the sale of WestEnd25, we repaid the related $97.5 million mortgage loan. In February 2025, in connection with the sale of 8001 Woodmont, we repaid the related $99.7 million mortgage loan. In December 2024, in connection with the sale of 2101 L Street, the lender of the related $120.9 million mortgage loan accepted the proceeds from the sale and $6.7 million of cash as repayment of the mortgage loan, resulting in a $9.2 million gain on the extinguishment of debt, which was included in "Gain (loss) on the extinguishment of debt, net" in our consolidated statement of operations for the year ended December 31, 2024. In September 2024, we repaid the $83.3 million mortgage loan collateralized by 201 12th Street S., 200 12th Street S., and 251 18th Street S. In June 2023, we repaid $142.4 million in mortgage loans collateralized by Falkland Chase-South & West and 800 North Glebe Road.

As of December 31, 2025 and 2024, we had various interest rate swap and cap agreements on certain of our mortgage loans with an aggregate notional value of $756.0 million and $1.4 billion. See Note 19 for additional information.

Revolving Credit Facility and Term Loans

As of December 31, 2025 and 2024, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2027, as extended in January 2026, a $400.0 million term loan ("Tranche A-2 Term Loan") maturing in January 2028 and a $120.0 million term loan ("2023 Term Loan") maturing in June 2028. We have the option to increase the $750.0 million revolving credit facility or add term loans up to $500.0 million. The revolving credit facility has two six-month extension options.

Based on the terms as of December 31, 2025, the interest rate for the credit facility varies based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets, and ranges (i) in the case of the revolving credit facility, from daily SOFR plus 1.40% to daily SOFR plus 1.85%, (ii) in the case of the Tranche A-1 Term Loan, from one-month term SOFR plus 1.15% to one-month term SOFR plus 1.75%, (iii) in the case of the Tranche A-2 Term Loan, from one-month term SOFR plus 1.25% to one-month term SOFR plus 1.80% and (iv) in the case of the 2023 Term Loan, from one-month term SOFR plus 1.25% to one-month term SOFR plus 1.80%.

The agreements for our unsecured revolving credit facility and term loans include customary restrictive covenants, that, among other things, restrict our ability to incur additional indebtedness, to engage in material asset sales, mergers, consolidations and acquisitions, and in certain circumstances, to pay dividends, make distributions and repurchase common shares, and also include requirements to maintain financial ratios. Our ability to borrow is subject to compliance with these covenants, and failure to comply with our covenants could cause a default, and we may then be required to repay such debt.

The following table summarizes amounts outstanding under the revolving credit facility and term loans:

	Effective	December 31,
	Interest Rate (1)	2025	2024

		(In thousands)
Revolving credit facility (2) (3)	5.46%	$205,000	$85,000

Tranche A-1 Term Loan (4)	5.44%	$200,000	$200,000
Tranche A-2 Term Loan (5)	4.30%	400,000	400,000
2023 Term Loan (6)	5.51%	120,000	120,000
Term loans		720,000	720,000
Unamortized deferred financing costs, net		(1,592)	(2,147)
Term loans, net		$718,408	$717,853
(1)	Effective interest rate as of December 31, 2025. The interest rate for the revolving credit facility excludes a 0.20% facility fee.
(2)	As of December 31, 2025, daily SOFR was 3.87%. As of December 31, 2025 and 2024, letters of credit with an aggregate face amount of $4.8 million and $15.2 million were outstanding under our revolving credit facility.
(3)	As of December 31, 2025 and 2024, excludes $4.4 million and $7.3 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our consolidated balance sheets.
(4)	The interest rate swaps fix SOFR at a weighted average interest rate of 4.00% through the extended maturity date of January 2027.
(5)	The interest rate swaps fix SOFR at a weighted average interest rate of 2.81% through the maturity date.
(6)	The interest rate swap fixes SOFR at an interest rate of 4.01% through the maturity date.

Principal Maturities

The following table summarizes principal maturities of outstanding debt, including mortgage loans, the revolving credit facility and the term loans, as of December 31, 2025:

Year ending December 31,	Amount
(In thousands)
2026	$170,820
2027	676,303
2028	610,147
2029	278,987
2030	810,332
Total	$2,546,589

11.          Other Liabilities, Net

The following table summarizes other liabilities, net:

	December 31,
	2025	2024

	(In thousands)
Lease intangible liabilities	$3,871	$2,996
Accumulated amortization	(2,082)	(1,713)
Lease intangible liabilities, net	$1,789	$1,283
Lease incentive liabilities	8,333	2,590
Liabilities related to operating lease right-of-use assets	40,764	44,430
Prepaid rent	13,936	12,978
Security deposits	13,135	11,167
Environmental liabilities	17,468	17,468
Deferred tax liability, net	—	3,917
Dividends payable	13,124	17,611
Derivative financial instruments, at fair value	12,350	2,395
Accrual for loss contingencies	2,500	—
Other	8,546	1,988
Total other liabilities, net	$131,945	$115,827

Amortization revenue included in "Property rental revenue" in our consolidated statements of operations related to lease intangible liabilities for each of the three years in the period ended December 31, 2025 was $369,000, $408,000 and $1.7 million.

The following table summarizes the estimated amortization of lease intangible liabilities for the next five years and thereafter as of December 31, 2025:

Year ending December 31,	Amount
(In thousands)
2026	$340
2027	222
2028	192
2029	187
2030	187
Thereafter	661
Total	$1,789

12.          Income Taxes

We have elected to be taxed as a REIT. As a REIT, we generally will not be subject to federal income tax to the extent such income is distributed to our shareholders annually. The REIT may be subject to federal excise taxes if we engage in certain types of transactions. Continued qualification as a REIT depends on our ability to satisfy the REIT distribution tests, stock ownership requirements and various other qualification tests. We also participate in the activities conducted by our subsidiary entities that have elected to be treated as TRSs under the Code. For each of the three years in the period ended December 31, 2025, we qualified as a REIT and accordingly, we have incurred no federal income tax expense related to our REIT subsidiaries except for our TRSs, which are subject to federal, state and local income taxes on their taxable income.

The net basis of our assets and liabilities for tax reporting purposes is approximately $878.8 million higher than the amounts reported in our consolidated balance sheet as of December 31, 2025. We are subject to federal, state and local income tax examinations by taxing authorities for the tax years ending in 2022 through 2025.

The following table summarizes our income tax (expense) benefit:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Current tax expense	$(86)	$(171)	$(1,282)
Deferred tax (expense) benefit	3,916	(591)	1,578
Income tax (expense) benefit	$3,830	$(762)	$296

The following table summarizes our deferred tax assets and liabilities:

	December 31,
	2025	2024

	(In thousands)
Total deferred tax assets	$5,763	$2,396
Valuation allowance	(2,913)	(1,531)
Total deferred tax assets, net of valuation allowance	2,850	865
Total deferred tax liabilities	(2,850)	(4,782)
Net deferred tax asset (liability)	$—	$(3,917)

The deferred tax assets and liabilities are primarily related to basis differences in intangible assets and other investments, charitable contributions, general and administrative expenses and net operating losses.

The following table summarizes the tax status of dividends declared:

	Year Ended December 31,
	2025	2024	2023
Capital gain distributions	$0.429	$0.143	$0.540
Non-dividend distributions	0.096	0.192	—
Ordinary income (1)	—	0.540	0.135
To be determined in the following year	0.175	—	—
Dividends declared	$0.700	$0.875	$0.675
(1)	Includes $0.168 of qualified dividends for the year ended December 31, 2024.

13.          Redeemable Noncontrolling Interests

JBG SMITH LP

OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. Vested LTIP Units are redeemable into OP Units. During the years ended December 31, 2025 and 2024, unitholders redeemed 1.8 million and 1.0 million OP Units, which we elected to redeem for an equivalent number of our common shares. As of December 31, 2025, outstanding OP Units and redeemable LTIP Units totaled 13.1 million, representing an 18.0% ownership interest in JBG SMITH LP. Our OP Units and certain vested LTIP Units are presented at the higher of their redemption value or their carrying value, with adjustments to the redemption value recognized in "Additional paid-in capital" in our consolidated balance sheets. Redemption value per OP Unit is equivalent to the market value of one of our common shares at the end of the period.

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

Given these rights held by our venture partner, we account for its interest in the venture as a redeemable noncontrolling interest. The carrying amount of the redeemable noncontrolling interest is adjusted at the end of each reporting period to reflect the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income (loss) and distributions, or (ii) the redemption value at the balance sheet date. Any adjustments to the carrying amount are recognized in "Additional paid-in capital" in our consolidated balance sheets.

The following table summarizes the activity of redeemable noncontrolling interests:

	Year Ended December 31,
	2025			2024
		Consolidated
	JBG	Real Estate		JBG
	SMITH LP	Venture	Total	SMITH LP

	(In thousands)
Balance, beginning of period	$423,632	$—	$423,632	$440,737
Redemptions	(31,358)	—	(31,358)	(17,071)
LTIP Units issued in lieu of cash compensation (1)	3,048	—	3,048	3,835
Net loss	(28,680)	(318)	(28,998)	(22,202)
Other comprehensive loss	(3,763)	—	(3,763)	(817)
Contributions (distributions), net	(11,251)	98,486	87,235	(14,386)
Share-based compensation expense	20,186	—	20,186	26,976
Adjustment to redemption value	26,017	15,343	41,360	6,560
Balance, end of period	$397,831	$113,511	$511,342	$423,632
(1)	See Note 15 for additional information.

14.          Property Rental Revenue

The following table summarizes property rental revenue from our non-cancellable leases:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Fixed	$385,931	$422,784	$436,933
Variable	30,870	34,166	46,226
Property rental revenue	$416,801	$456,950	$483,159

As of December 31, 2025, the amounts that are contractually due from lease payments under our operating leases on an annual basis for the next five years and thereafter are as follows:

Year ending December 31,	Amount
(In thousands)
2026	$288,788
2027	192,500
2028	166,871
2029	147,564
2030	136,744
Thereafter	1,653,796
$2,586,263

15.          Share-Based Payments and Employee Benefits

JBG SMITH 2017 Omnibus Share Plan

On June 23, 2017, our Board of Trustees adopted the JBG SMITH 2017 Omnibus Share Plan (the "Plan"), effective as of July 17, 2017, and authorized the reservation of 10.3 million common shares pursuant to the Plan. In April 2021, our shareholders approved an amendment to the Plan to increase the common shares reserved for issuance under the Plan by 8.0 million common shares, and in April 2024, our shareholders approved an amendment to the Plan to increase the common shares reserved for issuance under the Plan by 7.5 million common shares to 25.8 million total common shares. As of December 31, 2025, there were 8.0 million common shares available for issuance under the Plan.

Time-Based LTIP Units and LTIP Units

During each of the three years in the period ended December 31, 2025, we granted to certain employees 739,391, 974,140 and 979,138 LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") and a weighted average grant-date fair value of $13.59, $15.93 and $17.56 per unit that primarily vest ratably over four years subject to continued employment. The Time-Based LTIP Units granted in 2025 require a three-year post vesting hold for named executive officers. Compensation expense for these units is primarily being recognized over a four-year period.

During each of the three years in the period ended December 31, 2025, we granted 162,301, 209,047 and 280,342 fully vested LTIP Units to certain employees, who elected to receive all or a portion of their cash bonuses related to prior service as LTIP Units. The LTIP Units had a grant-date fair value of $12.77, $14.27 and $15.90 per unit. Compensation expense totaling $2.1 million, $3.0 million and $4.5 million for these LTIP Units was recognized during each of the three years in the period ended December 31, 2024.

During each of the three years in the period ended December 31, 2025, as part of their annual compensation, we granted to non-employee trustees a total of 160,713, 141,422 and 155,523 fully vested LTIP Units with a grant-date fair value of $11.66, $12.40 and $11.30 per unit. The LTIP Units may not be sold while a trustee is serving on the Board of Trustees.

The aggregate grant-date fair value of the Time-Based LTIP Units and LTIP Units granted (collectively "Granted LTIPs")

for each of the three years in the period ended December 31, 2025 was $14.0 million, $20.3 million and $23.4 million. Holders of the Granted LTIPs have the right to convert vested units into OP Units, which are then subsequently exchangeable for our common shares. Granted LTIPs do not have redemption rights, but any OP Units into which units are converted are entitled to redemption rights. The Granted LTIPs were valued based on the closing common share price on the grant date, less a discount for post-grant restrictions. The discount was determined using Monte Carlo simulations based on the following significant assumptions:

Year Ended December 31,
	2025	2024	2023
Expected volatility	30.0 % to 36.0%	33.0% to 35.0%	26.0% to 31.0%
Risk-free interest rate	3.9% to 4.4%	4.4% to 4.8%	3.4% to 4.9%
Post-grant restriction periods	2 to 7 years	2 to 6 years	2 to 6 years

The following table summarizes the Granted LTIPs activity:

		Weighted
	Unvested	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2024	2,257,476	$20.99
Granted	1,062,405	13.17
Vested	(1,082,719)	17.72
Forfeited	(11,225)	16.69
Unvested as of December 31, 2025	2,225,937	18.87

The total-grant date fair value of the Granted LTIPs that vested for each of the three years in the period ended December 31, 2025 was $19.2 million, $16.1 million and $28.0 million.

Appreciation-Only LTIP Units ("AO LTIP Units")

During each of the three years in the period ended December 31, 2025, we granted to certain employees 549,292, 1.9 million and 1.7 million performance-based AO LTIP Units with a weighted average grant-date fair value of $2.69, $3.79 and $3.73 per unit. The AO LTIP Units provide for a share of appreciation determined by the increase in the value of a common share at the time of conversion over the participation threshold of $16.98, $18.93 and $20.83 for each of the three years in the period ended December 31, 2025. The AO LTIP Units are subject to a total shareholder return ("TSR") modifier whereby the number of AO LTIP Units that will ultimately be earned will be increased or reduced by as much as 25%. The AO LTIP Units have a three-year performance period with 50% of the AO LTIP Units earned vesting at the end of the three-year performance period and the remaining 50% vesting on the fourth anniversary of the grant date, subject to continued employment. The AO LTIP Units granted in 2025 expire on the fifth anniversary of their grant date, and the AO LTIP Units granted in 2024 and 2023 expire on the tenth anniversary of their grant date.

The aggregate grant-date fair value of the AO LTIP Units granted for each of the three years in the period ended December 31, 2025 was $1.5 million, $7.1 million and $6.4 million, valued using Monte Carlo simulations based on the following significant assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	32.0%	32.0%	30.0%
Dividend yield	3.9%	3.2%	3.2%
Risk-free interest rate	4.4%	4.1%	4.1%

The following table summarizes the AO LTIP Units activity:

		Weighted
	Unvested	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2024	4,969,647	$3.96
Granted	549,292	2.69
Vested	(691,849)	4.44
Forfeited	(398,328)	4.26
Unvested as of December 31, 2025	4,428,762	3.70

The total-grant date fair value of the AO LTIP Units that vested for the year ended December 31, 2025 was $3.1 million.

Performance-Based LTIP Units

In January 2025, we issued 957,000 LTIP Units with performance-based vesting requirements ("Performance-Based LTIP Units") to certain employees. The Performance-Based LTIP Units vest at the end of a three-year performance period contingent on our achievement of net operating income ("NOI") targets. Achievement of NOI targets, set and measured annually by the Compensation Committee, may earn based on threshold (25%), target (50%), and maximum (100%) performance levels, based on the average of the performance achieved during the three-year performance period. While the targets are set and measured annually, the related compensation expense is expected to be recognized beginning in 2027, and the awards vest at the end of the performance period in February 2028 subject to Compensation Committee approval and continued employment. As the performance goals for subsequent years were not set at the time of issuance, the awards are not considered granted for accounting purposes and, therefore, do not have a grant-date fair value. Accordingly, the total unrecognized compensation expense related to unvested share-based payment arrangements disclosed below excludes the Performance-Based LTIP Units issued in 2025.

Performance-Based LTIP Units granted in 2021 and 2020 are performance-based equity compensation pursuant to which participants have the opportunity to earn LTIP Units based on the relative performance of the TSR of our common shares compared to the companies in the FTSE Nareit Equity Office Index, over the defined performance period beginning on the grant date, inclusive of dividends and stock price appreciation.

Our Performance-Based LTIP Units granted in July 2021 have a six-year performance and seven-year service period. Compensation expense for these units is being recognized over a seven-year period. Our Performance-Based LTIP Units granted in January 2020 had a three-year performance and a four-year service period. The Performance-Based LTIP Units did not achieve a positive absolute TSR at the end of the performance period, but achieved at least the threshold level of the relative performance criteria. Therefore, 50% of the units were forfeited, and the remaining units will vest if and when we achieve a positive TSR during the succeeding seven years, measured at the end of each quarter. Compensation expense for these units was recognized over a four-year period through January 2024.

The following table summarizes the Performance-Based LTIP Units activity, excluding the Performance-Based LTIP Units issued in 2025:

		Weighted
	Unvested	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2024	705,754	$22.54
Forfeited	(26,545)	23.08
Unvested as of December 31, 2025	679,209	22.52

RSUs

During each of the three years in the period ended December 31, 2025, we granted to certain non-executive employees 98,029, 74,842 and 78,681 time-based RSUs with a weighted average grant-date fair value of $15.44, $17.21 and $18.94 per unit. Vesting requirements and compensation expense recognition for the RSUs are primarily consistent to those of the Time-Based LTIP Units granted during each of the three years in the period ended December 31, 2025.

The aggregate grant-date fair value of the RSUs granted during each of the three years in the period ended December 31, 2025 was $1.5 million, $1.3 million and $1.5 million. The RSUs were valued based on the closing common share price on the grant date.

The following table summarizes the RSUs activity:

		Weighted
	Unvested	Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2024	105,203	$19.30
Granted	98,029	15.44
Vested	(48,296)	19.79
Forfeited	(13,117)	17.20
Unvested as of December 31, 2025	141,819	16.66

The aggregate total-grant date fair value of the RSUs that vested for each of the three years in the period ended December 31, 2025 was $956,000, $796,000, and $1.1 million.

ESPP

The ESPP authorized the issuance of up to 2.1 million common shares. The ESPP provides eligible employees an option to contribute up to $25,000 in any calendar year, through payroll deductions, toward the purchase of our common shares at a discount of 15.0% of the closing price of a common share on relevant determination dates. As of December 31, 2025, there were 1.6 million common shares available for issuance under the ESPP.

Pursuant to the ESPP, employees purchased 57,951, 71,221 and 84,673 common shares for $801,000, $945,000 and $1.1 million during each of the three years in the period ended December 31, 2025, valued using the Black Scholes model based on the following significant assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	32.0% to 37.0%	26.0% to 48.0%	30.0% to 37.0%
Dividend yield	4.1% to 4.7%	4.2% to 4.6%	2.4% to 6.3%
Risk-free interest rate	4.4%	5.3% to 5.6%	4.7% to 5.4%
Expected life	3 months	3 months	6 months

Share-Based Compensation Expense

The following table summarizes share-based compensation expense:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Time-Based LTIP Units	$14,628	$16,826	$16,822
AO LTIP Units and Performance-Based LTIP Units	4,658	8,598	10,647
LTIP Units	900	1,552	1,000
Other equity awards (1)	5,752	4,475	5,394
Share-based compensation expense - other	25,938	31,451	33,863
Share-based compensation related to Formation Transaction and special equity awards (2)	—	—	549
Total share-based compensation expense	25,938	31,451	34,412
Less: amount capitalized	(1,082)	(1,927)	(2,312)
Share-based compensation expense	$24,856	$29,524	$32,100
(1)	Primarily comprising compensation expense for: (i) fully vested LTIP Units issued to certain employees in lieu of all or a portion of any cash bonuses earned, (ii) RSUs and (iii) shares issued under our ESPP.
(2)	Included in "General and administrative expense: Share-based compensation related to Formation Transaction and special equity awards" in our consolidated statement of operations. Includes share-based compensation expense for awards issued in connection with the Formation Transaction and with our successful pursuit of Amazon.com, Inc's headquarters in National Landing all of which were fully expensed as of December 31, 2023.

As of December 31, 2025, we had $13.5 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 1.7 years.

Employee Benefits

We have a 401(k) defined contribution plan covering substantially all of our officers and employees which permits participants to defer compensation up to the maximum amount permitted by law. We provide a discretionary matching contribution. Employer contributions vest after one year of service. Our contributions for each of the three years in the period ended December 31, 2025 were $1.8 million, $1.9 million and $2.3 million.

2026 Grants

In 2026, through the date of this filing, we granted (i) 603,614 AO LTIP Units, (ii) 1.2 million Time-Based LTIP Units, (iii) 95,302 RSUs and (iv) 1.5 million Performance-Based LTIP Units to certain employees. Additionally, we granted 237,995 fully vested LTIP Units to certain employees who elected to receive all or a portion of their cash bonus earned related to 2025 service as LTIP Units.

16.          Transaction and Other Costs

The following table summarizes transaction and other costs:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Completed, potential and pursued transaction expenses (1)	$2,940	$2,340	$1,625
Severance and other costs	2,737	2,333	4,491
Demolition costs	546	644	2,621
Transaction and other costs	$6,223	$5,317	$8,737
(1)	Includes deal costs and legal costs related to pursued transactions.

17.          Interest Expense

The following table summarizes interest expense:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Interest expense before capitalized interest	$133,689	$131,924	$117,811
Amortization of deferred financing costs	14,637	17,405	9,779
Net unrealized (gain) loss on non-designated derivatives	(87)	83	7,822
Capitalized interest	(6,202)	(15,344)	(26,752)
Interest expense	$142,037	$134,068	$108,660

18.          Shareholders' Equity and Loss Per Common Share

Common Shares Repurchased

Our Board of Trustees previously authorized the repurchase of up to $1.5 billion of our outstanding common shares. In February 2025, our Board of Trustees increased our common share repurchase authorization to $2.0 billion. During the year ended December 31, 2025, we repurchased and retired 26.8 million common shares for $443.1 million, a weighted average purchase price per share of $16.52. During the year ended December 31, 2024, we repurchased and retired 10.9 million common shares for $170.5 million, a weighted average purchase price per share of $15.60. During the year ended December 31, 2023, we repurchased and retired 22.6 million common shares for $334.9 million, a weighted average purchase price per share of $14.83. Since we began the share repurchase program through December 31, 2025, we have repurchased and retired 83.6 million common shares for $1.6 billion, a weighted average purchase price per share of $18.79.

In 2026, through February 13, 2026, we repurchased and retired 647,843 common shares for $10.6 million, a weighted average purchase price per share of $16.41, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

Issuance of Class B Shares

Effective October 27, 2025, 30.0 million authorized but unissued common shares were reclassified as Class B Shares, and on October 27, 2025, we issued 13.9 million Class B Shares, with a par value of $0.01 per share, to certain LTIP Unit and OP Unit holders. Holders of Class B Shares are entitled to vote on all matters submitted to our shareholders, with common shares and Class B Shares voting as a single class. Class B Shares are automatically cancelled and redeemed upon the redemption of each corresponding OP Unit. Class B Shares are not listed on any national securities exchange, and do not have any economic rights or rights to any dividends, distributions or proceeds upon our liquidation. Similarly, the Class B Shares are excluded from the calculation of earnings (loss) per common share as they do not participate in profits or losses.

In 2026, through the date of this filing, we issued 3.0 million Class B Shares, with a par value of $0.01 per share, to certain LTIP Unit holders in connection with the 2026 equity grants.

Loss Per Common Share

The following table summarizes the calculation of basic and diluted loss per common share and reconciles net loss to the amounts of net loss available to common shareholders used in calculating basic and diluted loss per common share:

	Year Ended December 31,
	2025	2024	2023

	(In thousands, except per share amounts)
Net loss	$(168,061)	$(177,753)	$(91,709)
Net loss attributable to redeemable noncontrolling interests	28,998	22,202	10,596
Net loss attributable to noncontrolling interests	—	12,025	1,135
Net loss attributable to common shareholders	(139,063)	(143,526)	(79,978)
Distributions to participating securities	(1,789)	(2,463)	(2,054)
Net loss available to common shareholders - basic and diluted	$(140,852)	$(145,989)	$(82,032)

Weighted average number of common shares outstanding - basic and diluted	67,361	88,330	105,095

Loss per common share - basic and diluted	$(2.09)	$(1.65)	$(0.78)

The effect of the redemption of OP Units, Time-Based LTIP Units, fully vested LTIP Units and special equity awards that were outstanding as of the end of each period is excluded in the computation of diluted loss per common share as the assumed exchange of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted loss per share). OP Units, Time-Based LTIP Units, LTIP Units and special equity awards, which are held by noncontrolling interests, are attributed income at an identical proportion to the common shareholders. AO LTIP Units, Performance-Based LTIP Units, Formation Awards and RSUs, which totaled 8.0 million, 7.9 million and 6.8 million for each of the three years in the period ended December 31, 2025, were excluded from the calculation of diluted loss per common share as they were antidilutive, but could be dilutive in the future.

19.          Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments.

As of December 31, 2025 and 2024, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized gain (loss) on our derivative financial instruments designated as effective hedges was ($3.6) million and $17.2 million as of December 31, 2025 and 2024, and was recorded in "Accumulated other comprehensive income (loss)" in our consolidated balance sheets, of which a portion was reclassified to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $1.8 million of the net unrealized loss as an increase to interest expense.

The fair values of the derivative financial instruments are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and observable inputs. The derivative financial instruments are classified within Level 2 of the valuation hierarchy.

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
December 31, 2025
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$6,969	—	$6,969	—
Classified as liabilities in "Other liabilities, net"	6,352	—	6,352	—
Non-designated derivatives:
Classified as assets in "Other assets, net"	6,125	—	6,125	—
Classified as liabilities in "Other liabilities, net"	5,998	—	5,998	—

December 31, 2024
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$23,367	—	$23,367	—
Classified as liabilities in "Other liabilities, net"	90	—	90	—
Non-designated derivatives:
Classified as assets in "Other assets, net"	2,315	—	2,315	—
Classified as liabilities in "Other liabilities, net"	2,305	—	2,305	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2025 and 2024, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains (losses) included in "Other comprehensive loss" in our consolidated statements of comprehensive loss for each of the three years in the period ended December 31, 2025 were attributable to the net change in unrealized gains (losses) related to effective derivative financial instruments that were outstanding during those periods, none of which were reported in our consolidated statements of operations as the derivative financial instruments were documented and qualified as hedging instruments. Realized and unrealized gains (losses) related to non-designated derivatives are included in "Interest expense" in our consolidated statements of operations.

Fair Value Measurements on a Nonrecurring Basis

Our real estate assets are reviewed for impairment whenever there are changes in circumstances or indicators that the carrying amount of the assets may not be recoverable. Real estate held for sale is carried at the lower of carrying amounts or estimated fair value less disposal costs.

During the year ended December 31, 2025, this assessment resulted in the impairment of The Batley, 2200 Crystal Drive and a development parcel, which had an estimated fair value totaling $172.5 million based on a market approach and were classified as Level 2 in the fair value hierarchy. The Batley was sold in July 2025. Additionally, during the year ended December 31, 2025, we recognized an impairment loss of $20.8 million related to our wireless spectrum licenses, which had an estimated fair value of $5.0 million based on a market approach and were classified as Level 3 in the fair value hierarchy. Impairment losses totaled $65.8 million for the year ended December 31, 2025, which were included in "Impairment loss" in our consolidated statement of operations.

During the year ended December 31, 2024, this assessment resulted in the impairment of 1901 South Bell Street, 2101 L Street, 8001 Woodmont and two development parcels, which had an estimated fair value totaling $332.5 million based on a market approach and were classified as Level 2 in the fair value hierarchy. Impairment losses totaled $55.4 million, which were included in "Impairment loss" in our consolidated statement of operations for the year ended December 31, 2024. 2101 L Street was sold in December 2024, and 8001 Woodmont was sold in February 2025.

During the year ended December 31, 2023, this assessment resulted in the impairment of three commercial assets and one development parcel. Our estimate of the fair value of 2101 L Street of $121.3 million was determined using a discounted cash flow model and was classified as Level 3 in the fair value hierarchy, which considers, among other things, the anticipated holding period, current market conditions and utilizes unobservable quantitative inputs, including capitalization and discount rates. Our estimate of the fair value of 2100 Crystal Drive, 2200 Crystal Drive and a development parcel totaling $56.4 million was based on a market approach and were classified as Level 2 in the fair value hierarchy. Impairment losses totaled $90.2 million, which were included in "Impairment loss" in our consolidated statement of operations for the year ended December 31, 2023. The development parcel was sold in December 2023, and 2100 Crystal Drive was sold in December 2025.

Financial Assets and Liabilities Not Measured at Fair Value

As of December 31, 2025 and 2024, all financial instruments and liabilities were reflected in our consolidated balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	December 31, 2025		December 31, 2024
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgage loans	$1,621,589	$1,615,279	$1,783,733	$1,749,904
Revolving credit facility	205,000	204,344	85,000	84,886
Term loans	720,000	717,455	720,000	715,929
(1)	The carrying amount consists of principal only.

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

The following tables summarize NOI at our share for our multifamily and commercial segments, including a reconciliation to our total NOI at share:

	Year Ended December 31, 2025
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$203,096	$210,467	$413,563
Other property revenue	2,841	16,776	19,617
Total property revenue	205,937	227,243	433,180
Property expense:
Real estate taxes	23,106	22,436	45,542
Payroll	14,714	12,735	27,449
Utilities	15,341	14,166	29,507
Repairs and maintenance	23,469	21,102	44,571
Other property operating	12,338	21,456	33,794
Total property expense	88,968	91,895	180,863
NOI from reportable segments	$116,969	$135,348	252,317
Other NOI (1)			(2,185)
NOI			$250,132

	Year Ended December 31, 2024
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$214,431	$230,039	$444,470
Other property revenue	3,677	17,517	21,194
Total property revenue	218,108	247,556	465,664
Property expense:
Real estate taxes	22,197	27,103	49,300
Payroll	16,347	13,293	29,640
Utilities	15,337	14,311	29,648
Repairs and maintenance	22,396	22,088	44,484
Other property operating	11,612	17,733	29,345
Total property expense	87,889	94,528	182,417
NOI from reportable segments	$130,219	$153,028	283,247
Other NOI (1)			(5,968)
NOI			$277,279

	Year Ended December 31, 2023
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$205,061	$285,652	$490,713
Other property revenue	8,068	19,106	27,174
Total property revenue	213,129	304,758	517,887
Property expense:
Real estate taxes	21,924	37,698	59,622
Payroll	19,060	15,245	34,305
Utilities	14,905	16,949	31,854
Repairs and maintenance	15,978	24,043	40,021
Other property operating	11,862	20,616	32,478
Total property expense	83,729	114,551	198,280
NOI from reportable segments	$129,400	$190,207	319,607
Other NOI (1)			(1,115)
NOI			$318,492
(1)	Includes activity related to development assets and land assets for which we are the ground lessor.

The following table summarizes our third-party real estate services business at our share:

	Year Ended December 31,
	2025	2024	2023

	(In thousands, at our share)
Property management fees	$13,423	$16,138	$18,983
Asset management fees	3,461	4,088	4,925
Development fees	1,755	2,573	10,253
Leasing fees	2,879	3,757	5,538
Construction management fees	1,111	1,210	1,383
Other service revenue	4,125	5,038	4,840
Third-party real estate services revenue, excluding reimbursements	26,754	32,804	45,922
Third-party real estate services expenses, excluding reimbursements	24,228	36,836	42,403
Net third-party real estate services, excluding reimbursements	$2,526	$(4,032)	$3,519

The following table reconciles revenue at our share to total revenue per the consolidated statements of operations:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Total property revenue at our share	$433,180	$465,664	$517,887
Third-party real estate services revenue, excluding reimbursements, at our share	26,754	32,804	45,922
Reimbursement revenue (1)	35,031	35,332	43,520
Our share of revenue attributable to unconsolidated real estate ventures	(7,502)	(10,807)	(27,893)
Real estate venture partner’s share of revenue attributable to consolidated real estate ventures	3,551	—	—
Other property revenue	3,247	4,889	(835)
Other adjustments (2)	4,337	19,430	25,597
Total revenue per statements of operations	$498,598	$547,312	$604,198

(1)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects
(2)	Adjustment to include deferred rent, above/below market lease amortization/accretion, commercial lease termination revenue and lease incentive amortization.

The following table reconciles NOI at our share to net loss before income tax (expense) benefit:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
NOI at our share	$250,132	$277,279	$318,492
Net third-party real estate services, excluding reimbursements, at our share	2,526	(4,032)	3,519
Add:
Loss from unconsolidated real estate ventures, net	(4,420)	(7,122)	(26,999)
Interest and other income, net	4,211	11,598	15,781
Gain (loss) on the sale of real estate, net	46,633	(2,753)	79,335
Less:
Depreciation and amortization expense	190,064	208,180	210,195
General and administrative expense:
Corporate and other	59,169	58,790	54,838
Share-based compensation related to Formation Transaction and special equity awards	—	—	549
Transaction and other costs	6,223	5,317	8,737
Interest expense	142,037	134,068	108,660
(Gain) loss on the extinguishment of debt, net	2,402	(9,235)	450
Impairment loss	65,847	55,427	90,226
Adjustments:
Our share of net third-party real estate services attributable to real estate ventures	(893)	(767)	(416)
NOI attributable to unconsolidated real estate ventures at our share	(4,162)	(6,808)	(19,452)
Real estate venture partner’s share of NOI attributable to consolidated real estate ventures	1,975	—	—
Non-cash rent adjustments (1)	(2,838)	9,482	23,482
Other adjustments (2)	687	(1,321)	(12,092)
Total adjustments	(5,231)	586	(8,478)
Loss before income tax (expense) benefit	$(171,891)	$(176,991)	$(92,005)
(1)	Adjustment to include deferred rent, above/below market lease amortization/accretion and lease incentive amortization.
(2)	Adjustment to include payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue, related party management fees, corporate entity activity and inter-segment activity.

21.          Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $102.0 million per occurrence and in the aggregate, and property and rental value insurance coverage with limits of $1.0 billion per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of our properties. We also maintain coverage, through our wholly owned captive insurance subsidiary, for a portion of the first loss on the above limits and for both conventional terrorist acts and for nuclear, biological, chemical or radiological terrorism events with limits of $2.0 billion per occurrence. These policies are partially reinsured by third-party insurance providers.

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

Construction Commitments

As of December 31, 2025, we have remaining commitments related to Valen, a recently completed multifamily asset, and we are building a new amenity hub at 2011 Crystal Drive that together, based on our current plans and estimates, require an additional $14.8 million to complete, which we anticipate will be primarily expended during the first half of 2026.

Environmental Matters

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any conditions identified by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $17.5 million as of December 31, 2025 and 2024, and are included in "Other liabilities, net" in our consolidated balance sheets.

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

We, along with multiple other parties, are named defendants in a lawsuit arising out of a condominium development project known as Wardman Tower in Washington, D.C. The lawsuit was filed by the Wardman Tower Residential Condominium Unit Owners Association in the Superior Court of the District of Columbia on November 25, 2020. The lawsuit seeks damages resulting primarily from alleged construction and design deficiencies, alleged misrepresentations and claims alleged under the D.C. Consumer Protection Procedures Act ("CPPA"). The lawsuit seeks $185.0 million in compensatory damages, plus treble damages related to the CPPA claims, and attorney’s fees and costs. The trial began on November 10, 2025. The Wardman Tower project was designed and constructed by other parties and achieved substantial completion prior to our formation. We were not involved in any way with the project but one of our subsidiary entities, that was recently made a defendant in the litigation, had previously entered into a project management agreement with the project owner. We deny liability for the claims asserted and will vigorously defend ourselves against the claims alleged in the litigation. However, no assurance can be given that the matter will be resolved favorably.

There are various other legal actions arising in the ordinary course of business. In our opinion, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows. Our accrual for loss contingencies relating to unresolved legal matters was included in "Other liabilities, net" in our consolidated balance sheet. Actual losses may differ materially from amounts recorded and the ultimate outcome of these legal proceedings is generally not yet determinable.

Operating Leases

As of December 31, 2025, we are obligated under non-cancellable operating leases, including our corporate office lease and a ground lease on a property, with terms extending through the year 2037. As of December 31, 2025, our operating lease liabilities were calculated based on the weighted average discount rate of 6.9% and had a weighted average remaining lease term of 11.6 years.

As of December 31, 2025, future minimum lease payments under our non-cancellable operating leases are as follows:

Year ending December 31,	Amount
(In thousands)
2026	$5,487
2027	5,662
2028	4,405
2029	4,515
2030	4,628
Thereafter	35,798
Total future minimum lease payments	60,495
Imputed interest	(19,731)
Total liabilities related to lease right-of-use assets	$40,764

During the year ended December 31, 2025, we incurred $4.6 million of fixed operating lease expenses and $206,000 of variable operating lease expenses. During the year ended December 31, 2024, we incurred $5.9 million of fixed operating lease expenses and $118,000 of variable operating lease expenses. During the year ended December 31 2023, we incurred $5.4 million of fixed operating lease expenses and $180,000 of variable operating lease expenses.

Other

As of December 31, 2025, we had committed tenant-related obligations totaling $35.6 million ($33.1 million related to our consolidated entities and $2.5 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (i) guarantee portions of the principal, interest and other amounts in connection with borrowings, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings, or (iii) provide guarantees to lenders and other third parties for the completion and stabilization of development projects. We customarily have agreements with our outside venture partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. At times, we also have agreements with certain of our outside venture partners whereby we agree to either indemnify the partners and/or the associated ventures with respect to certain contingent liabilities associated with operating assets or to reimburse our partner for its share of any payments made by them under certain guarantees. Guarantees (excluding environmental) customarily terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. Amounts that we may be required to pay in future periods in relation to guarantees associated with budget overruns or operating losses are not estimable. As of December 31, 2025, we had no principal payment guarantees related to our unconsolidated real estate ventures.

Additionally, with respect to borrowings of our consolidated entities, we may agree to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion and stabilization of development projects. As of December 31, 2025, we had no debt principal payment guarantees related to our consolidated real estate assets.

As of December 31, 2025, we had unfunded capital commitments totaling $6.4 million related to our investments in real estate-focused technology companies and $1.5 million related to our investments in the WHI Impact Pool and the LEO Impact Housing Fund. See Note 22 for additional information.

22.          Transactions with Related Parties

Our third-party real estate services business provides fee-based real estate services to third parties, including the legacy funds formerly organized by JBG (the "JBG Legacy Funds"). In connection with the contribution to us of certain assets formerly owned by the JBG Legacy Funds, the general partner and managing member interests in the JBG Legacy Funds that were held by certain former JBG executives (and who became members of our management team and/or Board of Trustees) were not transferred to us and remain under the control of these individuals. In addition, certain members of our senior management team and Board of Trustees have ownership interests in the JBG Legacy Funds, and own carried interests in each fund and in certain of our real estate ventures that entitle them to receive cash payments if the fund or real estate venture achieves certain return thresholds.

LEO Impact Capital ("LEO"), our workforce housing platform dedicated to acquiring, financing and operating multifamily housing in high impact neighborhoods to preserve affordability for middle-income residents, manages the WHI Impact Pool and the LEO Impact Housing Fund. The WHI Impact Pool completed fundraising in 2020 with capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million. Additionally, LEO had an initial closing of its multi-market fund, the LEO Impact Housing Fund, totaling $43.5 million ($64.5 million including accordions), which included a commitment from us of $1.3 million. As of December 31, 2025, our remaining unfunded commitments totaled $1.5 million.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds, the WHI Impact Pool, the LEO Impact Housing Fund and their affiliates was $9.8 million, $13.0 million and $21.3 million for each of the three years in the period ended December 31, 2025. As of December 31, 2025 and 2024, we had receivables from the JBG Legacy Funds, the WHI Impact Pool, the LEO Impact Housing Fund and their affiliates totaling $951,000 and $2.1 million for such services.

We lease our corporate offices from an unconsolidated real estate venture, in which we have a 20.0% interest, and incurred $5.3 million, $5.4 million and $5.0 million of rent expense for each of the three years in the period ended December 31, 2025, which was included in "General and administrative expense" in our consolidated statements of operations.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $8.3 million, $9.5 million and $9.3 million for each of the three years in the period ended December 31, 2025, which was included in "Property operating expenses" in our consolidated statements of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

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

As of December 31, 2025, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited our consolidated financial statements and has issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of JBG SMITH Properties

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of JBG SMITH Properties and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 17, 2026, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche LLP

McLean, Virginia

February 17, 2026

ITEM 9B. OTHER INFORMATION

APPOINTMENT OF CO-PRESIDENTS

On February 12, 2026, our Board of Trustees appointed each of M. Moina Banerjee and George Xanders to serve as Co-Presidents, effective immediately, in addition to their current roles.

Ms. Banerjee, age 44, has served as our Chief Financial Officer since December 2020 and Mr. Xanders, age 40, has served as our Chief Investment Officer since January 2021. Additional information regarding each of Ms. Banerjee’s and Mr. Xanders’s background and business experience is available in our definitive proxy statement filed with the SEC on March 12, 2025 under the heading “Executive Officers – Biographies” and such information is incorporated by reference herein.

There were no new compensatory arrangements entered into in connection with the appointment of each of Ms. Banerjee and Mr. Xanders as Co-Presidents.

TRADING ARRANGEMENTS

Except for the below, during the three months ended December 31, 2025, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

On December 12, 2025, Robert A. Stewart adopted a trading arrangement for the sale of our common shares that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "Rule 10b-5 Trading Plan"). Mr. Stewart’s Rule 10b-5 Trading Plan provides for the sale of up to 200,000 common shares pursuant to the terms of the plan, starting on March 16, 2026 and expiring on December 31, 2026, unless earlier terminated in accordance with the terms of the plan.

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

Taxation of JBG SMITH as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year that ended December 31, 2017 (our first taxable year). We believe that we are organized and operate in such a manner as to qualify for taxation as a REIT under the applicable provisions of the Code. We conduct our business as an umbrella partnership REIT, pursuant to which substantially all of our assets are held by our operating partnership, JBG SMITH LP. We are the sole general partner of JBG SMITH LP and we own 82.0% of its outstanding OP Units. JBG SMITH LP owns, directly or indirectly, majority interests in several subsidiary REITs and minority interests in certain other subsidiary REITs through its interests in certain joint ventures. Our subsidiary REITs are subject to the same REIT qualification requirements and other limitations described herein that apply to us (and in certain cases, are subject to more stringent REIT qualification requirements).

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

A TRS is subject to U.S. federal income tax at regular corporate rates (currently a maximum rate of 21%), and may also be subject to state and local taxation. Any dividends paid or deemed paid by any one of our TRSs will also be taxable, either (1) to us to the extent the dividend is retained by us, or (2) to our shareholders to the extent the dividends received from the TRS are paid to our shareholders. We may hold more than 10% of the stock of a TRS without jeopardizing our qualification as a REIT notwithstanding the rule described below under "-Asset Tests" that generally precludes ownership of more than 10% of any issuer's securities. However, as noted below, for us to qualify as a REIT, the securities of all the TRSs in which we have invested either directly or indirectly may not represent more than 20% (25%, commencing in 2026) of the total value of our assets. Other than certain activities related to operating or managing a lodging or health care facility, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of the parent REIT.

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
●	Second, not more than 25% of our total assets may be represented by securities other than those in the 75% asset class (except that not more than 25% of the REIT's total assets may be represented by "nonqualified" debt instruments issued by publicly offered REITs). For this purpose, a "nonqualified" debt instrument issued by a publicly offered REIT is any real estate asset that would cease to be a real estate asset if the definition of a real estate asset was applied without regard to the reference to debt instruments issued by publicly offered REITs.
●	Third, not more than 20% (25%, commencing in 2026) of our total assets may constitute securities issued by TRSs and, of the investments included in the 25% asset class, the value of any one issuer's securities, other than equity securities issued by another REIT or securities issued by a TRS, owned by us may not exceed 5% of the value of our total assets.
●	Fourth, we may not own more than 10% of the vote or value of the outstanding securities of any one issuer, except for issuers that are REITs, QRSs or TRSs, or certain securities that qualify under a safe harbor provision of the Code (such as so-called "straight-debt" securities).

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

Interest Deduction Limitation

Section 163(j) of the Code limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of "adjusted taxable income," subject to certain exceptions. Any amount paid or accrued in excess of the limitation is carried forward and may be deducted in a subsequent year, again subject to the 30% limitation. Adjusted taxable income is determined without regard to certain deductions, including those for net interest expense, and net operating loss carryforwards. Beginning with our federal income tax return for the taxable year ended December 31, 2018, we made a timely election (which is irrevocable), such that the 30% limitation does not apply. This election is available for a trade or business involving real property development, redevelopment, construction, reconstruction, rental, operation, acquisition, conversion, disposition, management, leasing or brokerage, within the meaning of Section 469(c)(7)(C) of the Code. As a result of this election, depreciable real property (including certain improvements) held by the relevant trade or business must be depreciated under the alternative depreciation system under the Code, which generally is less favorable than the generally applicable system of depreciation under the Code. If it was subsequently determined that this election was not in fact available with respect to all or certain of our business activities, the interest deduction limitation could result in us having more REIT taxable income and, thus, increase the amount of distributions we must make in order to comply with the REIT requirements and avoid incurring corporate level income tax.

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

If we fail to qualify for taxation as a REIT in any taxable year, and the relief provisions described above do not apply, we would be subject to tax on our taxable income at regular corporate tax rates. We cannot deduct distributions to holders of our shares in any year in which we are not a REIT, nor would we be required to make distributions in such a year. We would possibly also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the nondeductible 1% excise tax on certain stock repurchases. As a result, we anticipate that our failure to qualify as a REIT would reduce the funds available for distribution by us to our shareholders. In addition, if we fail to qualify as a REIT, all distributions to our shareholders will be taxable as regular corporate dividends to such shareholders to the extent of current and accumulated earnings and profits (as determined for U.S. federal income tax purposes). Such dividends paid to U.S. holders of our shares that are individuals, trusts and estates may be taxable at the preferential income tax rates (i.e., the 23.8% maximum U.S. federal rate for capital gain, which rate takes into account the maximum capital gain rate of 20% and the 3.8% Medicare tax on net investment income, described below under "-Net Investment Income Tax") for qualified dividends. Such dividends, however, would not be eligible for the 20% deduction on "qualified" REIT dividends allowed by Section 199A of the Code generally available to U.S. holders of our shares that are individuals, trusts or estates. In addition, in a case where we did not qualify to be taxed as a REIT, corporate distributees may be eligible for the dividends received deduction, subject to the limitations of the Code. Unless we are entitled to relief under specific statutory provisions, we also will be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year during which we lose our qualification. It is not possible to state whether, in all circumstances, we will be entitled to this statutory relief.

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

Noncorporate U.S. shareholders will generally not be entitled to the preferential tax rate (currently 23.8%, inclusive of the 3.8% net investment income tax) applicable to certain types of dividends that give rise to "qualified dividend income," except with respect to the portion of any distribution (a) that represents income from dividends we received from a corporation in which we own shares to the extent that such dividends would be eligible for the lower rate on dividends if paid by the corporation to its individual shareholders, (b) that is equal to the sum of our REIT taxable income (taking into account the dividends paid deduction available to us) and certain net built-in gain with respect to property acquired from a C corporation in certain transactions in which we must adopt the basis of the asset in the hands of the C corporation for our previous taxable year and less any taxes paid by us during our previous taxable year, or (c) that represents earnings and profits that were accumulated by us in a prior non-REIT taxable year, in each case, provided that certain holding period and other requirements are satisfied at both the REIT and individual shareholder level. Our U.S. shareholders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations, pursuant to the 20% deduction allowed by Section 199A of the Code. Such noncorporate U.S. shareholders should consult their tax advisors to determine the impact of tax rates on dividends received from us.

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

Net Investment Income Tax

A U.S. shareholder that is an individual or estate, or a trust that does not fall into a special class of trusts that is exempt from such tax, is subject to a 3.8% tax on the lesser of (1) the U.S. shareholder's "net investment income" (or "undistributed net investment income" in the case of an estate or trust) for the relevant taxable year and (2) the excess of the U.S. shareholder's modified adjusted gross income for the taxable year over a certain threshold (which in the case of individuals is between $125,000 and $250,000, depending on the individual's circumstances). A holder's net investment income generally includes its dividend income and its net gains from the disposition of REIT shares, unless such dividends or net gains are derived in the ordinary course of the conduct of a trade or business (other than a trade or business that consists of certain passive or trading activities). The 20% deduction allowed by Section 199A of the Code with respect to ordinary REIT dividends received by noncorporate taxpayers is allowed only for purposes of Chapter 1 of the Code and, thus, apparently is not allowed as a deduction allocable to such dividends for purposes of determining the amount of net investment income subject to the 3.8% Medicare tax, which is imposed under Chapter 2A of the Code. If you are a U.S. shareholder that is an individual, estate or trust, you are urged to consult your tax advisors regarding the applicability of the Medicare tax to your income and gains in respect of your investment in our shares.

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

Taxation of Holders of Our Warrants and Rights

We do not currently have any warrants or rights outstanding, but if we were in the future, the following treatment would apply to the holders of those warrants or rights.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Shareholders to be held on April 30, 2026 (the "2026 Proxy Statement"). The 2026 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our 2026 Proxy Statement. The 2026 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference from our 2026 Proxy Statement. The 2026 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our 2026 Proxy Statement. The 2026 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our 2026 Proxy Statement. The 2026 Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following consolidated information is included in this Form 10-K:
(1)	Consolidated Financial Statements

These consolidated financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

(2) Financial Statement Schedules

9
Page
Schedule III - Real Estate Investments and Accumulated Depreciation	132

Schedules other than the one listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

SCHEDULE III

JBG SMITH PROPERTIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2025

(Dollars in thousands)

				Costs
				Capitalized	Gross Amounts at Which Carried			Accumulated
		Initial Cost to Company		Subsequent	at Close of Period			Depreciation
		Land and	Buildings and	to	Land and	Buildings and		and	Date of	Date
Description	Encumbrances(1)	Improvements	Improvements	Acquisition(2)	Improvements (3)	Improvements	Total	Amortization	Construction(4)	Acquired
Multifamily Operating Assets
F1RST Residences	$77,512	$31,064	$133,256	$3,731	$31,091	$136,960	$168,051	$30,952	2017	2019
1221 Van Street	86,994	27,386	63,775	29,278	28,294	92,145	120,439	31,135	2018	2017
RiverHouse Apartments	258,936	118,421	125,078	88,207	139,452	192,254	331,706	93,511	1960	2007
The Bartlett	216,807	41,687	—	229,764	42,677	228,774	271,451	58,123	2016	2007
220 20th Street	80,002	8,434	19,340	101,914	9,050	120,638	129,688	52,997	2009	2017
West Half	—	45,668	17,902	168,321	49,073	182,818	231,891	61,010	2019	2017
The Wren	110,045	14,306	—	141,430	17,780	137,956	155,736	35,041	2020	2017
900 W Street	—	21,685	5,162	38,676	22,182	43,341	65,523	12,639	2020	2017
901 W Street	—	25,992	8,790	65,771	27,013	73,540	100,553	20,094	2020	2017
2221 S. Clark-Residential	—	6,185	16,981	37,049	6,547	53,668	60,215	20,696	1964	2002
Atlantic Plumbing	—	50,287	105,483	1,118	50,345	106,543	156,888	15,998	2016	2022
The Grace	136,536	7,989	25,276	186,128	11,936	207,457	219,393	17,825	2023	2002
Reva	137,084	8,822	27,911	179,901	13,215	203,419	216,634	16,722	2024	2002
The Zoe	95,029	3,449	4,160	152,842	5,361	155,090	160,451	7,728	2024	2002
Valen	99,063	3,851	4,645	174,575	7,060	176,011	183,071	3,158	2025	2002
Commercial Operating Assets
2121 Crystal Drive	—	21,503	87,329	69,537	24,005	154,364	178,369	74,096	1985	2002
2345 Crystal Drive	—	23,126	93,918	56,489	24,298	149,235	173,533	86,994	1988	2002
2231 Crystal Drive	—	20,611	83,705	28,506	21,909	110,913	132,822	66,599	1987	2002
1550 Crystal Drive	—	22,182	70,525	189,647	42,947	239,407	282,354	86,372	1980, 2020	2002
2011 Crystal Drive	—	18,940	76,921	91,773	20,017	167,617	187,634	67,529	1984	2002
2451 Crystal Drive	—	11,669	68,047	51,562	12,600	118,678	131,278	67,171	1990	2002
1235 S. Clark Street	73,679	15,826	56,090	28,323	16,762	83,477	100,239	50,886	1981	2002
241 18th Street S.	—	13,867	54,169	62,065	24,084	106,017	130,101	64,423	1977	2002
251 18th Street S.	—	12,305	49,360	63,453	15,596	109,522	125,118	60,974	1975	2002
1215 S. Clark Street	105,000	13,636	48,380	54,935	14,427	102,524	116,951	63,280	1983	2002
201 12th Street S.	—	8,432	52,750	24,589	9,145	76,626	85,771	45,748	1987	2002
800 North Glebe Road	—	28,168	140,983	6,981	28,168	147,964	176,132	42,290	2012	2017
1225 S. Clark Street	85,000	11,176	43,495	38,286	11,831	81,126	92,957	44,850	1982	2002
1901 South Bell Street	—	—	36,918	(30,707)	85	6,126	6,211	1,757	1968	2002
200 12th Street S.	—	8,016	30,552	15,116	8,488	45,196	53,684	29,551	1985	2002
Crystal Drive Retail	—	9,300	29,774	(10,890)	6,439	21,745	28,184	14,580	2003	2004
One Democracy Plaza	—	—	33,628	(28,087)	71	5,470	5,541	2,952	1987	2002
1770 Crystal Drive	—	10,771	44,276	73,028	14,470	113,605	128,075	24,174	1980, 2020	2002
1101 17th Street	59,902	23,958	5,030	175	23,958	5,205	29,163	305	1964	2025
Tysons Dulles Plaza	—	8,376	17,621	199	8,382	17,814	26,196	1,463	1988	2025
Ground Leases
1700 M Street	—	34,178	46,938	(26,130)	54,986	—	54,986	—	2024	2002, 2006
1831/1861 Wiehle Avenue	—	39,529	—	3,677	43,206	—	43,206	—	1984	2017
Development Pipeline	—	102,475	30,051	8,289	96,044	44,771	140,815	1,008		various
Other Land Assets (5)	—	46,565	43,892	62,382	36,973	115,866	152,839	27,934		various
Corporate
Corporate	925,000	—	—	15,305	—	15,305	15,305	6,076		2017
	$2,546,589	$919,835	$1,802,111	$2,447,208	$1,019,967	$4,149,187	$5,169,154	$1,408,641

Note:  Depreciation of the buildings and improvements is calculated over lives ranging from the life of the lease to 40 years. The net basis of our assets and liabilities for tax reporting purposes is approximately $878.8 million higher than the amounts reported in our consolidated balance sheet as of December 31, 2025.

(1)	Represents the contractual debt obligations.
(2)	Includes asset impairments recognized, amounts written off in connection with redevelopment activities and partial sale of assets.
(3)	Land associated with buildings under construction was included in construction in progress, which is reflected in the Building and Improvements column, when applicable.
(4)	Date of original construction, many assets have had substantial renovation or additional construction. See "Costs Capitalized Subsequent to Acquisition" column.
(5)	Includes unentitled land parcels and land parcels controlled through an option agreement.

The following table reconciles real estate and accumulated depreciation:

	Year Ended December 31,
	2025	2024	2023
Real Estate: (1)
Balance at beginning of the year	$5,722,005	$5,875,162	$6,158,082
Acquisitions	61,407	—	—
Additions	121,068	202,602	347,757
Assets sold or written‑off	(665,287)	(249,016)	(444,480)
Real estate impaired (2)	(70,039)	(106,743)	(186,197)
Balance at end of the year	$5,169,154	$5,722,005	$5,875,162
Accumulated Depreciation:
Balance at beginning of the year	$1,420,748	$1,338,403	$1,335,000
Depreciation expense	172,508	191,020	187,988
Accumulated depreciation on assets sold or written‑off	(159,643)	(57,359)	(88,614)
Accumulated depreciation on real estate impaired (2)	(24,972)	(51,316)	(95,971)
Balance at end of the year	$1,408,641	$1,420,748	$1,338,403
(1)	Includes assets held for sale.
(2)	In 2025, we determined that The Batley, 2200 Crystal Drive and a development parcel were impaired and recorded an impairment loss totaling $45.1 million on these assets. In 2024, we determined that 1901 South Bell Street, 2101 L Street, 8001 Woodmont and two development parcels were impaired and recorded an impairment loss totaling $55.4 million. In 2023, we determined that 2101 L Street, 2100 Crystal Drive, 2200 Crystal Drive and a development parcel were impaired and recorded an impairment loss totaling $90.2 million. See Note 19 to the consolidated financial statements for additional information.

(3) Exhibit Index

Exhibits	Description

3.1	Declaration of Trust of JBG SMITH Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 21, 2017).

3.2	Articles Supplementary to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 6, 2018).

3.3	Articles of Amendment to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed on May 3, 2018).

3.4

Articles Supplementary Establishing and Fixing the Rights and Preferences of a Class of Shares of Beneficial Interest (incorporated by reference to Exhibit 3.4 in our Quarterly Report on Form 10-Q, filed on October 28, 2025).

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

10.3

Amendment No. 2 to Second Amended and Restated Limited Partnership Agreement of JBG SMITH Properties, LP (incorporated by reference to Exhibit 10.1 in our Quarterly Report on Form 10-Q, filed on October 28, 2025).

10.4

Credit Agreement, dated as of January 14, 2022 by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 14, 2022).

10.5

First Amendment to Credit Agreement, dated as of July 29, 2022, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on August 2, 2022).

10.6

Second Amendment to Credit Agreement, dated as of July 24, 2023, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 28, 2023).

10.7

Credit Agreement, dated as of July 29, 2022, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 2, 2022).

Exhibits	Description

10.8

First Amendment to Credit Agreement, dated as of July 24, 2023, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form - K, filed on July 28, 2023).

10.9

Amended and Restated Credit Agreement, dated as of June 29, 2023, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 29, 2023).

10.10†	Form of JBG SMITH Properties Unit Issuance Agreement (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on July 21, 2017).

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

10.13†

Form of Indemnification Agreement between JBG SMITH Properties and each of its trustees and executive officers (incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K, filed on July 21, 2017).

10.14†	JBG SMITH Properties 2017 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed on July 21, 2017).

10.15†

Amendment No. 1 to the JBG SMITH Properties 2017 Employee Share Purchase Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed on March 12, 2018).

10.16†	JBG SMITH Properties 2017 Omnibus Share Plan (incorporated by reference to Exhibit 4.5 to our Form S-8, filed on April 30, 2024).

10.17†	Form of JBG SMITH Properties Formation Unit Agreement (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form 10, filed on June 12, 2017).

10.18†	Form of JBG SMITH Properties Formation Unit Agreement for Non-Employee Trustees (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form 10, filed on June 12, 2017).

10.19†	Form of JBG SMITH Properties Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form 10, filed on June 12, 2017).

10.20†	Form of JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form 10, filed on June 12, 2017).

10.21†	Form of Second Amended and Restated 2017 JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q, filed on August 4, 2020).

Exhibits	Description

10.22†	Form of 2018 Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K, filed on March 12, 2018).

10.23†	Form of July 2021 Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 10-Q, filed on August 3, 2021).

10.24†	Amended Form of July 2021 Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 10-Q, filed on November 2, 2021).

10.25†	Form of JBG SMITH Properties Non-Employee Trustee Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form 10, filed on June 21, 2017).

10.26†	Form of JBG SMITH Properties Non-Employee Trustee Restricted Stock Agreement (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form 10, filed on June 21, 2017).

10.27†	Form of JBG SMITH Properties Non-Employee Trustee Unit Issuance Agreement (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form 10, filed on June 21, 2017).

10.28†	Amendment No. 1 to the JBG SMITH Properties 2017 Omnibus Share Plan, effective February 18, 2020 (incorporated by reference to Exhibit 4.6 to our Form S-8, filed on April 30, 2024).

10.29†

Amendment No. 2 to the JBG SMITH Properties 2017 Employee Share Purchase Plan, effective May 1, 2019 (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K, filed on March 5, 2020).

10.30†	Amendment No. 3 to the 2017 Employee Share Purchase Plan, effective July 20, 2020 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 10-Q, filed on November 3, 2020).

10.31†	Amendment No. 4 to the 2017 Employee Share Purchase Plan, effective October 30, 2023 (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K, filed on February 20, 2024).

10.32†	Form of 2020 JBG SMITH Properties Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K, filed on March 5, 2020).

10.33†	Form of 2020 JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K, filed on March 5, 2020).

10.34†	Form of Amended and Restated 2018 Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K, filed on March 5, 2020).

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

10.40†	Amendment No. 2 to the JBG SMITH Properties 2017 Omnibus Share Plan, effective December 1, 2020 (incorporated by reference to Exhibit 4.7 to our Form S-8, filed on April 30, 2024).

10.41†	Amendment No. 3 to the JBG SMITH Properties 2017 Omnibus Share Plan (incorporated by reference to Exhibit 4.8 to our Form S-8, filed on April 30, 2024).

10.42†	Amendment No. 4 to the JBG SMITH Properties 2017 Omnibus Share Plan, effective April 25, 2024 (incorporated by reference to Exhibit 4.9 to our Form S-8, filed on April 30, 2024).

10.43†	Form of JBG SMITH Properties Restricted Share Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.44†	Form of JBG SMITH Properties Restricted Share Unit Award Agreement for Consultants (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.45†	Form of July 2021 Restricted LTIP Unit Agreement (incorporated by reference to Exhibit 10.5 to our Current Report on Form 10-Q, filed on August 3, 2021).

10.46†	Form of July 2021 Restricted LTIP Unit Agreement (Special Termination & Vesting Provisions) (incorporated by reference to Exhibit 10.6 to our Current Report on Form 10-Q, filed on August 3, 2021).

10.47†	Form of JBG SMITH Properties Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K, filed on February 23, 2021).

10.48† 10.49†

Form of 2021 JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K, filed on February 23, 2021).

Form of 2025 JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 10-Q, filed on April 29, 2025).

10.50†**	Form of 2026 JBG SMITH Properties Performance LTIP Unit Agreement.

10.51†	Form of AO LTIP Unit Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2022).

10.52†	Form of 2024 AO LTIP Unit Agreement (incorporated by reference to Exhibit 10.52 to our Annual Report on Form 10-K, filed on February 20, 2024).

10.53†	Form of 2025 AO LTIP Unit Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q, filed on April 29, 2025).

10.54†	Form of Agreement Equity Award in Lieu of Annual Cash Bonus (incorporated by reference to Exhibit 10.53 to our Annual Report on Form 10-K, filed on February 20, 2024).

Exhibits	Description

10.55†

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

10.58†

First Amendment to Amended and Restated Employment Agreement, dated as of February 14, 2024, by and between JBG SMITH Properties and Madhumita Moina Banerjee (incorporated by reference to Exhibit 10.57 to our Annual Report on Form 10-K, filed on February 20, 2024).

10.59†

First Amendment to Amended and Restated Employment Agreement, dated as of February 14, 2024, by and between JBG SMITH Properties and Steven A. Museles (incorporated by reference to Exhibit 10.58 to our Annual Report on Form 10-K, filed on February 20, 2024).

10.60†

First Amendment to Employment Agreement, dated as of February 14, 2024, by and between JBG SMITH Properties and George Xanders (incorporated by reference to Exhibit 10.59 to our Annual Report on Form 10-K, filed on February 20, 2024).

10.61†

Retirement and Consulting Agreement, dated as of October 24, 2024, by and between JBG SMITH Properties and Kevin Reynolds (incorporated by reference to Exhibit 10.1 in our Current Report on Form 10-Q, filed on October 29, 2024).

19.1	Policy on Inside Information and Insider Trading (incorporated by reference to Exhibit 19.1 on our Annual Report on Form 10-K, filed on February 18, 2025).

21.1**	List of Subsidiaries of the Registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C 1350, as created by Section 906 of the Sarbanes- Oxley Act of 2002.

97.1†	JBG SMITH Properties Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K, filed on February 20, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

Exhibits	Description

101.CAL	Inline XBRL Extension Calculation Linkbase

101.LAB	Inline XBRL Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**    Filed herewith.

†      Denotes a management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBG SMITH Properties

Date: February 17, 2026	/s/ M. Moina Banerjee
M. Moina Banerjee
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ Robert A. Stewart	Chairman of the Board	February 17, 2026
Robert Stewart

/s/ W. Matthew Kelly	Chief Executive Officer and Trustee	February 17, 2026
W. Matthew Kelly	(Principal Executive Officer)

/s/ M. Moina Banerjee	Chief Financial Officer	February 17, 2026
M. Moina Banerjee	(Principal Financial Officer)

/s/ Angela Valdes	Chief Accounting Officer	February 17, 2026
Angela Valdes	(Principal Accounting Officer)

/s/ Phyllis R. Caldwell	Trustee	February 17, 2026
Phyllis R. Caldwell

/s/ Scott A. Estes	Trustee	February 17, 2026
Scott A. Estes

/s/ Alan S. Forman	Trustee	February 17, 2026
Alan S. Forman

/s/ Michael J. Glosserman	Trustee	February 17, 2026
Michael J. Glosserman

/s/ Alisa M. Mall	Trustee	February 17, 2026
Alisa M. Mall

/s/ Carol A. Melton	Trustee	February 17, 2026
Carol A. Melton

/s/ William J. Mulrow	Trustee	February 17, 2026
William J. Mulrow

/s/ D. Ellen Shuman	Trustee	February 17, 2026
D. Ellen Shuman