Form 10-Q
period 2026-03-31
JBG SMITH Properties
filed 2026-05-05
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, JBG SMITH Properties had 58,255,895 common shares outstanding and 16,258,691 Class B common shares outstanding.

JBG SMITH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value amounts)

	March 31, 2026	December 31, 2025
ASSETS
Real estate, at cost:
Land and improvements	$980,178	$1,019,967
Buildings and improvements	3,971,356	3,973,514
Construction in progress, including land	186,581	175,673
	5,138,115	5,169,154
Less: accumulated depreciation	(1,444,854)	(1,408,641)
Real estate, net	3,693,261	3,760,513
Cash and cash equivalents	79,780	75,270
Restricted cash	35,075	28,020
Tenant and other receivables	27,079	21,810
Deferred rent receivable	183,731	182,891
Investments in unconsolidated real estate ventures	105,348	105,711
Deferred leasing costs, net	64,972	66,356
Intangible assets, net	29,422	30,333
Other assets, net	117,126	117,287
TOTAL ASSETS	$4,335,794	$4,388,191

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans, net	$1,580,147	$1,579,158
Revolving credit facility	230,000	205,000
Term loans, net	718,620	718,408
Accounts payable and accrued expenses	71,833	84,748
Other liabilities, net	100,479	131,945
Total liabilities	2,701,079	2,719,259
Commitments and contingencies
Redeemable noncontrolling interests	494,820	511,342
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized; none issued	—	—
Common shares, $0.01 par value - 470,000 shares authorized; 58,413 and 59,527 shares issued and outstanding as of March 31, 2026 and December 31, 2025	585	596
Class B common shares, $0.01 par value - 30,000 shares authorized; 16,124 and 13,645 shares issued and outstanding as of March 31, 2026 and December 31, 2025	161	136
Additional paid-in capital	2,335,815	2,338,881
Accumulated deficit	(1,199,107)	(1,180,410)
Accumulated other comprehensive income (loss)	2,441	(1,613)
Total equity	1,139,895	1,157,590
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$4,335,794	$4,388,191

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
REVENUE
Property rental	$105,856	$101,499
Third-party real estate services, including reimbursements	17,208	14,914
Other revenue	4,538	4,273
Total revenue	127,602	120,686
EXPENSES
Depreciation and amortization	45,305	47,587
Property operating	36,218	33,437
Real estate taxes	12,046	12,172
General and administrative:
Corporate and other	15,287	15,557
Third-party real estate services	16,998	16,071
Transaction and other costs	9,841	1,911
Total expenses	135,695	126,735
OTHER INCOME (EXPENSE)
Loss from unconsolidated real estate ventures, net	(374)	(592)
Interest and other income, net	1,400	525
Interest expense	(35,548)	(35,200)
Gain on the sale of real estate, net	21,075	537
Loss on the extinguishment of debt, net	—	(4,636)
Impairment loss	(1,500)	(8,483)
Total other income (expense)	(14,947)	(47,849)
LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT	(23,040)	(53,898)
Income tax (expense) benefit	(7)	200
NET LOSS	(23,047)	(53,698)
Net loss attributable to redeemable noncontrolling interests	4,350	7,978
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(18,697)	$(45,720)
LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.32)	$(0.56)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	59,073	81,521

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
NET LOSS	$(23,047)	$(53,698)
OTHER COMPREHENSIVE INCOME (LOSS)
Change in fair value of derivative financial instruments	5,487	(9,165)
Reclassification of net income on derivative financial instruments from accumulated other comprehensive income (loss) into interest expense	(315)	(1,662)
Total other comprehensive income (loss)	5,172	(10,827)
COMPREHENSIVE LOSS	(17,875)	(64,525)
Net loss attributable to redeemable noncontrolling interests	4,350	7,978
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	(1,118)	1,884
COMPREHENSIVE LOSS ATTRIBUTABLE TO JBG SMITH PROPERTIES	$(14,643)	$(54,663)

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

							Accumulated
			Class B		Additional		Other
	Common Shares		Common Shares		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE AS OF DECEMBER 31, 2025	59,527	$596	13,645	$136	$2,338,881	$(1,180,410)	$(1,613)	$1,157,590
Net loss attributable to common shareholders	—	—	—	—	—	(18,697)	—	(18,697)
Issuance of Class B common shares	—	—	2,960	30	(30)	—	—	—
Redemption of common limited partnership units ("OP Units")	469	5	(481)	(5)	7,048	—	—	7,048
Common shares repurchased	(1,640)	(16)	—	—	(25,385)	—	—	(25,401)
Common shares issued pursuant to employee incentive compensation plan and Employee Share Purchase Plan ("ESPP")	57	—	—	—	381	—	—	381
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	—	—	14,920	—	(1,118)	13,802
Total other comprehensive income	—	—	—	—	—	—	5,172	5,172
BALANCE AS OF MARCH 31, 2026	58,413	$585	16,124	$161	$2,335,815	$(1,199,107)	$2,441	$1,139,895

BALANCE AS OF DECEMBER 31, 2024	84,500	$846	—	$—	$2,790,403	$(997,283)	$15,092	$1,809,058
Net loss attributable to common shareholders	—	—	—	—	—	(45,720)	—	(45,720)
Redemption of OP Units	647	7	—	—	9,712	—	—	9,719
Common shares repurchased	(12,154)	(122)	—	—	(187,613)	—	—	(187,735)
Common shares issued pursuant to employee incentive compensation plan and ESPP	40	—	—	—	564	—	—	564
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	—	—	(5,951)	—	1,884	(4,067)
Total other comprehensive loss	—	—	—	—	—	—	(10,827)	(10,827)
BALANCE AS OF MARCH 31, 2025	73,033	$731	—	$—	$2,607,115	$(1,043,003)	$6,149	$1,570,992

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(23,047)	$(53,698)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	8,033	7,165
Depreciation and amortization expense, including amortization of deferred financing costs	47,190	49,451
Deferred rent	(788)	(837)
Loss from unconsolidated real estate ventures, net	374	592
Amortization (accretion) of market lease intangibles, net	82	(69)
Amortization of lease incentives	571	3,865
Loss on the extinguishment of debt, net	—	4,636
Impairment loss	1,500	8,483
Gain on the sale of real estate, net	(21,075)	(537)
Loss on operating lease and other receivables	154	706
(Income) loss from investments, net	(140)	438
Return on capital from unconsolidated real estate ventures	594	390
Other non-cash items	(156)	1,308
Changes in operating assets and liabilities:
Tenant and other receivables	(5,423)	1,674
Other assets, net	(1,140)	(1,830)
Accounts payable and accrued expenses	(2,870)	(7,482)
Other liabilities, net	(450)	(1,320)
Net cash provided by operating activities	3,409	12,935
INVESTING ACTIVITIES
Development costs, construction in progress and real estate additions	(23,236)	(29,091)
Proceeds from the sale of real estate	46,582	188,779
Proceeds from derivative financial instruments	1,879	2,537
Distributions of capital from unconsolidated real estate ventures and other investments	—	465
Investments in unconsolidated real estate ventures and other investments	(1,234)	(1,376)
Net cash provided by investing activities	23,991	161,314
FINANCING ACTIVITIES
Borrowings under mortgage loans	1,595	265,205
Borrowings under revolving credit facility	60,000	197,000
Repayments of mortgage loans	(1,548)	(408,040)
Repayments of revolving credit facility	(35,000)	(120,000)
Payments on derivative financial instruments	(818)	(1,104)
Debt issuance and modification costs	(270)	(5,207)
Redemption of noncontrolling interests	(777)	—
Proceeds from common shares issued pursuant to ESPP	238	244
Common shares repurchased	(25,401)	(147,593)
Dividends paid to common shareholders	(10,417)	(14,788)
Distributions to redeemable noncontrolling interests	(3,437)	(2,823)
Net cash used in financing activities	(15,835)	(237,106)

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Net increase (decrease) in cash and cash equivalents, and restricted cash	$11,565	$(62,857)
Cash and cash equivalents, and restricted cash, beginning of period	103,290	183,192
Cash and cash equivalents, and restricted cash, end of period	$114,855	$120,335

CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD
Cash and cash equivalents	$79,780	$81,338
Restricted cash	35,075	38,997
Cash and cash equivalents, and restricted cash	$114,855	$120,335

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION
Cash paid for interest (net of capitalized interest of $400 and $998 in 2026 and 2025)	$32,523	$32,653
Accrued capital expenditures	27,976	40,768
Write-off of fully depreciated assets	6,224	11,954
Cash paid for income taxes	7	85
Redemption of OP Units for common shares	7,825	9,719
Redeemable noncontrolling interests redemption value adjustment	(14,920)	5,951
Accrual for common shares repurchased pending settlement	—	40,142
Cash paid for amounts included in the measurement of lease liabilities for operating leases	1,356	1,664

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

Substantially all our assets are held by, and our operations are conducted through JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of March 31, 2026, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 81.6% of its OP Units, after giving effect to the conversion of certain vested long-term incentive partnership units ("LTIP Units") that are convertible into OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our 10.0% subordinated interest in one commercial building and our 33.5% subordinated interest in four commercial buildings (the "Fortress Assets"), as well as the associated non-recourse mortgage loans, held through unconsolidated real estate ventures; these interests and debt are excluded because our investment in each real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate ventures, and we have not guaranteed their obligations or otherwise committed to providing financial support.

As of March 31, 2026, our Operating Portfolio consisted of 38 operating assets comprising 15 multifamily assets totaling 6,519 units (6,333 units at our share), 22 commercial assets totaling 7.3 million square feet (6.9 million square feet at our share) and one wholly owned land asset for which we are the ground lessor. Additionally, our development pipeline, which consists of owned and entitled land on which we have the potential to commence construction subject to completion of design and/or market conditions, totaled 4.6 million square feet (3.3 million square feet at our share) of estimated potential development density. Our development pipeline excludes unentitled land parcels and land parcels controlled through an option agreement.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission ("SEC") on February 17, 2026 ("Annual Report").

The accompanying condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries and consolidated variable interest entities ("VIEs"), including JBG SMITH LP. See Note 5 for additional information. The portions of the equity and net income (loss) of consolidated VIEs that are not attributable to us are presented separately as amounts attributable to noncontrolling interests in our condensed consolidated financial statements.

References to our financial statements refer to our unaudited condensed consolidated financial statements as of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025. References to our balance sheets refer to our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. References to our statements of operations refer to our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025. References to our statements of comprehensive loss refer to our condensed consolidated statements of comprehensive loss for the three months ended March 31, 2026 and 2025.

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

Recent Accounting Pronouncements

Standards Not Yet Adopted

Interim Reporting

In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." ASU 2025-11 improves the navigability of the required interim disclosures and clarifies when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the potential impact of adopting this new guidance on our financial statements.

Hedge Accounting

In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements." ASU 2025-09 amends certain aspects of the hedge accounting guidance in ASC 815, Derivatives and Hedging, to provide targeted improvements intended to enhance the application of hedge accounting, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness and clarifications related to hedging non-financial items. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance should be applied on a prospective basis. While we are evaluating the potential impact of adopting this new guidance, we currently do not expect the adoption to have a material impact on our financial statements.

Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." ASU 2024-03 requires expanded interim and annual disclosures of certain expense information in the notes to the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance can be applied on a prospective or retrospective basis. We are currently evaluating the potential impact of adopting this new guidance on our financial statements.

3.Dispositions

The following table summarizes disposition activity for the three months ended March 31, 2026:

Gain
			Gross	Cash	on the Sale
			Sales	Proceeds	of Real
Date Disposed	Assets	Segment	Price	from Sale	Estate

(In thousands)
February 11, 2026	Development Parcel	Other	$ 50,705	$ 46,582	$ 21,075

In April 2026, we formed a real estate venture to recapitalize Tysons Dulles Plaza, a 491,494-square-foot commercial asset in Tysons, Virginia, in which we own a 50.0% interest. In connection with the transaction, the real estate venture entered into a three-year, interest-only $37.9 million mortgage loan with an interest rate of Secured Overnight Financing Rate ("SOFR") plus 2.10%, of which $20.0 million was drawn at closing. We retained management of the asset and continue to account for the asset on a consolidated basis.

4.Investments in Unconsolidated Real Estate Ventures

The following table summarizes the composition of our investments in unconsolidated real estate ventures:

	Effective
	Ownership
Real Estate Venture	Interest (1)	March 31, 2026	December 31, 2025

		(In thousands)
J.P. Morgan Global Alternatives ("J.P. Morgan") (2)	50.0%	$71,736	$71,550
Dulles View Venture	60.0%	18,584	18,536
4747 Bethesda Venture	20.0%	7,424	8,085
Brandywine Realty Trust	30.0%	7,042	6,968
Other		562	572
Total investments in unconsolidated real estate ventures (3) (4)		$105,348	$105,711
(1)	Reflects our effective ownership interests as of March 31, 2026. We have multiple investments with certain venture partners in the underlying real estate.
(2)	J.P. Morgan is the advisor for an institutional investor.
(3)	Excludes our 10.0% subordinated interest in one commercial building and the Fortress Assets. See Note 1 for more information.
(4)	As of March 31, 2026 and December 31, 2025, our total investments in unconsolidated real estate ventures were greater than our share of the net book value of the underlying assets by $1.9 million and $2.0 million, resulting primarily from capitalized interest and differences in the timing of the recognition of our share of development fees.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $2.8 million for both the three months ended March 31, 2026 and 2025 in connection with these services.

The following table summarizes the debt of our unconsolidated real estate ventures:

	Effective
	Interest Rate (1)	March 31, 2026	December 31, 2025

		(In thousands)
Mortgage loan (2)	5.01%	$175,000	$175,000
Unamortized deferred financing costs and premium / discount, net		(2,411)	(3,084)
Mortgage loan, net (3)		$172,589	$171,916
(1)	Effective interest rate as of March 31, 2026.
(2)	Represents a variable rate mortgage loan with an interest rate cap agreement.
(3)	Excludes mortgage loans related to the Fortress Assets.

The following tables summarize financial information for our unconsolidated real estate ventures:

	March 31, 2026	December 31, 2025

	(In thousands)
Combined balance sheet information: (1)
Real estate, net	$374,004	$374,760
Other assets, net	57,062	56,566
Total assets	$431,066	$431,326

Mortgage loan, net	$172,589	$171,916
Other liabilities, net	23,830	22,303
Total liabilities	196,419	194,219
Total equity	234,647	237,107
Total liabilities and equity	$431,066	$431,326

	Three Months Ended March 31,
	2026	2025

Combined income statement information: (1)
Total revenue	$8,284	$8,312
Operating income	1,588	1,363
Net loss	(1,237)	(2,427)
(1)	Excludes amounts related to our 10.0% subordinated interest in one commercial building and the Fortress Assets.

5.Variable Interest Entities

We hold interests in entities deemed to be VIEs, which we evaluate at acquisition, formation, after a change in the ownership agreement, after a change in the entity's economics or after any other reconsideration event to determine if the VIE should be consolidated in our financial statements or should no longer be considered a VIE. An entity is a VIE because it does not hold sufficient equity at risk or conducts substantially all its operations on behalf of an investor with disproportionately few voting rights. We will consolidate a VIE if we are the primary beneficiary of the VIE, which entails having the power to direct the activities that most significantly impact the VIE’s economic performance. We assess our influence over significant business activities, our voting rights and any noncontrolling interest kick-out or participating rights in determining whether we are the primary beneficiary of the VIE.

Unconsolidated VIEs

As of March 31, 2026 and December 31, 2025, we had interests in entities deemed to be unconsolidated VIEs. Although we may be responsible for managing the day-to-day operations of these investees, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. We account for our investment in these entities under the equity method. As of March 31, 2026 and December 31, 2025, the net carrying amounts of our investment in these entities were $79.2 million and $79.0 million, which were included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income (loss) of unconsolidated VIEs was included in "Loss from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees, as applicable. See Note 17 for additional information.

Consolidated VIEs

JBG SMITH LP is our most significant consolidated VIE. We hold 81.6% of the limited partnership interest in JBG SMITH LP, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management. The noncontrolling interests of JBG SMITH LP do not have substantive liquidation rights, substantive kick-out rights without cause or substantive participating rights that could be exercised by a simple majority of noncontrolling interest limited partners (including by such a limited partner unilaterally). Because the noncontrolling interest holders do not have these rights, JBG SMITH LP is a VIE. As general partner, we have the power to direct the activities of JBG SMITH LP that most significantly affect its economic performance, and through our majority interest, we have both the right to receive benefits from and the obligation to absorb losses of JBG SMITH LP. Accordingly, we are the primary beneficiary of JBG SMITH LP and consolidate it in our financial statements. Because we conduct our business through JBG SMITH LP, its total assets and liabilities comprise substantially all of our consolidated assets and liabilities.

6.Other Assets, Net

The following table summarizes other assets, net:

	March 31, 2026	December 31, 2025

	(In thousands)
Prepaid expenses	$8,646	$9,648
Derivative financial instruments, at fair value	14,331	13,094
Deferred financing costs, net	3,632	4,362
Operating lease right-of-use assets	40,828	41,491
Investments in funds (1)	31,164	30,555
Other investments (2)	13,905	13,828
Other	4,620	4,309
Total other assets, net	$117,126	$117,287
(1)	Consists of investments in real estate-focused technology companies, which are recorded at their fair value based on their reported net asset value. The following table summarizes unrealized and realized gains (losses), which were included in "Interest and other income, net" in our statements of operations:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Unrealized gains (losses)	$236	$(525)
Realized gains (losses)	(173)	144

(2)	Primarily consists of equity investments in the Washington Housing Initiative ("WHI") Impact Pool and the LEO Impact Housing Fund. See Note 18 for additional information.

7.Debt

Mortgage Loans

The following table summarizes mortgage loans:

	Weighted Average
	Effective
	Interest Rate (1)	March 31, 2026	December 31, 2025

		(In thousands)
Variable rate (2)	5.17%	$601,883	$600,899
Fixed rate (3)	5.17%	1,019,751	1,020,690
Mortgage loans		1,621,634	1,621,589
Unamortized deferred financing costs and premium / discount, net (4)		(41,487)	(42,431)
Mortgage loans, net		$1,580,147	$1,579,158
(1)	Weighted average effective interest rate as of March 31, 2026.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.18%, and the weighted average maturity date of the interest rate caps is in the fourth quarter of 2026. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of March 31, 2026, one-month term SOFR was 3.66%.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(4)	As of March 31, 2026 and December 31, 2025, includes a discount of $29.6 million related to the 1101 17th Street mortgage loan.

As of March 31, 2026 and December 31, 2025, the net carrying value of real estate collateralizing our mortgage loans totaled $1.7 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity.

As of March 31, 2026 and December 31, 2025, we had various interest rate swap and cap agreements on certain mortgage loans with an aggregate notional value of $756.0 million. See Note 15 for additional information.

Revolving Credit Facility and Term Loans

As of March 31, 2026 and December 31, 2025, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2027, as extended in January 2026, a $400.0 million term loan ("Tranche A-2 Term Loan") maturing in January 2028 and a $120.0 million term loan ("2023 Term Loan") maturing in June 2028. We have the option to increase the $750.0 million revolving credit facility or add term loans up to $500.0 million. The revolving credit facility has two six-month extension options.

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

The following table summarizes amounts outstanding under the revolving credit facility and term loans:

	Effective
	Interest Rate (1)	March 31, 2026	December 31, 2025

		(In thousands)
Revolving credit facility (2) (3)	5.27%	$230,000	$205,000

Tranche A-1 Term Loan (4)	5.44%	$200,000	$200,000
Tranche A-2 Term Loan (5)	4.30%	400,000	400,000
2023 Term Loan (6)	5.51%	120,000	120,000
Term loans		720,000	720,000
Unamortized deferred financing costs, net		(1,380)	(1,592)
Term loans, net		$718,620	$718,408
(1)	Effective interest rate as of March 31, 2026. The interest rate for our revolving credit facility excludes a 0.20% facility fee.
(2)	As of March 31, 2026, daily SOFR was 3.68%. As of March 31, 2026 and December 31, 2025, letters of credit totaling $4.8 million were outstanding under our revolving credit facility.
(3)	As of March 31, 2026 and December 31, 2025, excludes $3.6 million and $4.4 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our balance sheets.
(4)	The interest rate swaps fix SOFR at a weighted average interest rate of 4.00% through the maturity date.
(5)	The interest rate swaps fix SOFR at a weighted average interest rate of 2.81% through the maturity date.
(6)	The interest rate swap fixes SOFR at an interest rate of 4.01% through the maturity date.

8.Other Liabilities, Net

The following table summarizes other liabilities, net:

	March 31, 2026	December 31, 2025

	(In thousands)
Lease intangible liabilities, net	$1,685	$1,789
Lease incentive liabilities	7,114	8,333
Liabilities related to operating lease right-of-use assets	40,110	40,764
Prepaid rent	13,372	13,936
Security deposits	12,101	13,135
Environmental liabilities (1)	5,745	17,468
Dividends payable	—	13,124
Derivative financial instruments, at fair value	9,615	12,350
Accrual for loss contingencies	2,179	2,500
Other	8,558	8,546
Total other liabilities, net	$100,479	$131,945

(1)	In connection with the sale of a development parcel in February 2026, environmental liabilities of $11.7 million were relieved.

9.Redeemable Noncontrolling Interests

JBG SMITH LP

OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. Vested LTIP Units are convertible into OP Units. During the three months ended March 31, 2026 and 2025, unitholders redeemed 517,235 and 647,387 OP Units. As of March 31, 2026, outstanding OP Units and convertible LTIP Units totaled 13.2 million, representing an 18.4% ownership interest in JBG SMITH LP. Our OP Units and certain vested LTIP Units are presented at the higher of their redemption value or their carrying value, with adjustments to the redemption value recognized in "Additional paid-in capital" in our balance sheets. Redemption value per OP Unit is equivalent to the market value of one of our common shares at the end of the period.

Consolidated Real Estate Venture

We have a 60.0% controlling ownership interest in a real estate venture that owns West Half, a multifamily asset in Washington, D.C. Our venture partner has the right, but not the obligation, to cause a sale of the property after May 2027, upon which we can either acquire our venture partner’s interest or market the asset for sale. Given this right held by our venture partner, we account for its interest in the venture as a redeemable noncontrolling interest. The carrying amount of the redeemable noncontrolling interest is adjusted at the end of each reporting period to reflect the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income (loss) and distributions, or (ii) the redemption value at the balance sheet date pursuant to a waterfall structure whereby our venture partner is entitled to a priority return. Any adjustments to the carrying amount are recognized in "Additional paid-in capital" in our balance sheets.

The following table summarizes the activity of redeemable noncontrolling interests:

	Three Months Ended March 31,
	2026			2025
		Consolidated
	JBG	Real Estate		JBG
	SMITH LP	Venture	Total	SMITH LP

	(In thousands)
Balance, beginning of period	$397,831	$113,511	$511,342	$423,632
Redemptions	(7,825)	—	(7,825)	(9,719)
LTIP Units issued in lieu of cash compensation (1)	3,276	—	3,276	2,074
Net loss	(4,277)	(73)	(4,350)	(7,978)
Other comprehensive income (loss)	1,118	—	1,118	(1,884)
Distributions, net	—	(730)	(730)	—
Share-based compensation expense	6,909	—	6,909	6,160
Adjustment to redemption value	(15,486)	566	(14,920)	5,951
Balance, end of period	$381,546	$113,274	$494,820	$418,236
(1)	See Note 11 for additional information.

10.Property Rental Revenue

The following table summarizes property rental revenue from our non-cancellable leases:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Fixed	$97,799	$93,988
Variable	8,057	7,511
Property rental revenue	$105,856	$101,499

11.Share-Based Payments

LTIP Units and Time-Based LTIP Units

During the three months ended March 31, 2026, we granted to certain employees 1.2 million LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") and a weighted average grant-date fair value of $14.87 per unit that vest ratably over four years subject to continued employment and require a three-year post vesting hold for named executive officers ("NEOs"). Compensation expense for these units is primarily recognized over a four-year period.

In January 2026, we granted 237,995 fully vested LTIP Units to certain employees who elected to receive all or a portion of their cash bonuses related to 2025 service as LTIP Units. The LTIP Units had a grant-date fair value of $13.76 per unit. Compensation expense totaling $3.3 million for these LTIP Units was recognized in 2025.

The aggregate grant-date fair value of the Time-Based LTIP Units and the LTIP Units granted during the three months ended March 31, 2026 was $20.8 million. The Time-Based LTIP Units and the LTIP Units were valued based on the closing common share price on the grant date, less a discount for post-grant restrictions. The discount was determined using Monte Carlo simulations based on the following significant assumptions:

Expected volatility	31.0 % to 36.0%
Risk-free interest rate	3.5%
Post-grant restriction periods	2 to 7 years

In April 2026, as part of their annual compensation, we granted to non-employee trustees a total of 157,207 fully vested LTIP Units, which includes LTIP Units elected in lieu of cash retainers, with a grant-date fair value of $11.92 per unit. The LTIP Units may not be sold while a trustee is serving on the Board of Trustees.

Appreciation-Only LTIP Units ("AO LTIP Units")

In January 2026, we granted to certain employees 603,614 performance-based AO LTIP Units with a grant-date fair value of $2.70 per unit. The AO LTIP Units provide for a share of appreciation determined by the increase in the value of a common share at the time of conversion over the participation threshold of $18.37. The AO LTIP Units are subject to a total shareholder return modifier whereby the number of AO LTIP Units that will ultimately be earned will be increased or reduced by a flat 25%. The AO LTIP Units have a three-year performance period with 50% of the AO LTIP Units earned vesting at the end of the three-year performance period and the remaining 50% vesting on the fourth anniversary of the grant date, subject to continued employment. The AO LTIP Units granted expire on the fifth anniversary of their grant date.

The aggregate grant-date fair value of the AO LTIP Units granted during the three months ended March 31, 2026 was $1.6 million, valued using Monte Carlo simulations based on the following significant assumptions:

Expected volatility	32.0%
Dividend yield	4.1%
Risk-free interest rate	3.7%

Performance-Based LTIP Units

In January 2026, we granted to our NEOs 566,250 performance-based LTIP Units with share price appreciation targets ("Share Price Performance LTIP Units") and a grant-date fair value of $10.79 per unit that vest 50% on the third anniversary of the grant date and 50% on the fourth anniversary of the grant date, subject to continued employment, based on achieving stated share prices over a five-year performance period that commences on the first anniversary of the grant date. The Share Price Performance LTIP Units are earned only if the shares trade at or above a threshold price for 60 consecutive days during the performance period. The threshold prices are $20, $22, $24, $26, and $28, at each of which 20% of the award is earned. Compensation expense for these units is being recognized over a four-year period.

The aggregate grant-date fair value of the Share Price Performance LTIP Units granted during the three months ended March 31, 2026 was $6.1 million, valued using Monte Carlo simulations based on the following significant assumptions:

Expected volatility	36.0%
Dividend yield	3.8%
Risk-free interest rate	3.8%

In January 2026, we also issued 975,914 performance-based LTIP Units with net operating income ("NOI") targets ("NOI-Based LTIP Units") to certain employees. The NOI-Based LTIP Units vest at the end of a three-year performance period contingent on our achievement of NOI targets. Achievement of NOI targets, set and measured annually by the Compensation Committee, may earn based on threshold (25%), target (50%), and maximum (100%) performance levels, based on the average of the performance achieved during the three-year performance period. The awards vest at the end of the performance period in February 2029 subject to Compensation Committee approval and continued employment. As the performance goals for subsequent years were not set at the time of issuance, the awards are not considered granted for accounting purposes and, therefore, do not have a grant-date fair value. Accordingly, compensation expense for the awards is expected to be recognized beginning in 2028, when all the targets are known and a grant-date fair value is established. The total unrecognized compensation expense related to unvested share-based payment arrangements disclosed below excludes the NOI-Based LTIP Units issued in 2026 and 2025.

Restricted Share Units ("RSUs")

In January 2026, we granted to certain non-executive employees 95,302 time-based RSUs with a grant-date fair value of $16.70 per unit. Vesting requirements and compensation expense recognition for the RSUs are primarily consistent with those of the Time-Based LTIP Units granted in 2026. The aggregate grant-date fair value of the RSUs was $1.6 million. The RSUs were valued based on the closing common share price on the grant date.

ESPP

Pursuant to the ESPP, employees purchased 19,165 common shares for $238,000 during the three months ended March 31, 2026, valued using the Black-Scholes model based on the following significant assumptions:

Expected volatility	29.0%
Risk-free interest rate	3.7%
Expected life	3 months

Share-Based Compensation Expense

The following table summarizes share-based compensation expense:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Time-Based LTIP Units	$5,211	$4,813
AO LTIP Units and Performance-Based LTIP Units	1,698	1,347
Other equity awards (1)	1,351	1,277
Total share-based compensation expense	8,260	7,437
Less: amount capitalized	(227)	(272)
Share-based compensation expense	$8,033	$7,165
(1)	Primarily comprising compensation expense for: (i) fully vested LTIP Units issued to certain employees in lieu of all or a portion of any cash bonuses earned, (ii) RSUs and (iii) shares issued under our ESPP.

As of March 31, 2026, we had $32.9 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 2.1 years.

12.Transaction and Other Costs

The following table summarizes transaction and other costs:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Completed, potential and pursued transaction expenses (1)	$127	$674
Severance and other costs	194	1,074
Demolition costs	55	163
Employee impersonation fraud loss (2)	9,465	—
Transaction and other costs	$9,841	$1,911
(1)	Primarily consists of deal costs and legal costs related to pursued transactions.
(2)	During the first quarter of 2026, we were the victim of a criminal fraud scheme involving AI-enabled employee impersonation which led to fraudulently induced wire transfers resulting in a loss of $9.5 million, net of expected insurance recoveries.

13.Interest Expense

The following table summarizes interest expense:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Interest expense before capitalized interest	$32,896	$33,488
Amortization of deferred financing costs	3,052	4,146
Net unrealized gain on non-designated derivatives	—	(32)
Capitalized interest	(400)	(2,402)
Interest expense	$35,548	$35,200

14.Shareholders' Equity and Loss Per Common Share

Common Shares Repurchased

Our Board of Trustees has authorized the repurchase of up to $2.0 billion of our outstanding common shares. During the three months ended March 31, 2026, we repurchased and retired 1.6 million common shares for $25.4 million, a weighted average purchase price per share of $15.47. During the three months ended March 31, 2025, we repurchased and retired 12.2 million common shares for $187.5 million, a weighted average purchase price per share of $15.43. Since we began the share repurchase program through March 31, 2026, we have repurchased and retired 85.3 million common shares for $1.6 billion, a weighted average purchase price per share of $18.73.

During the second quarter of 2026, through May 1, 2026, we repurchased and retired 182,184 common shares for $2.6 million, a weighted average purchase price per share of $14.36, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

Class B common shares ("Class B Shares"), held by certain LTIP Unit and OP Unit holders, are entitled to vote on all matters submitted to our shareholders, with common shares and Class B Shares voting as a single class. Class B Shares are automatically cancelled and redeemed upon the redemption of each corresponding OP Unit. Class B Shares are not listed on any national securities exchange, and do not have any economic rights or rights to any dividends, distributions or proceeds upon our liquidation. Similarly, the Class B Shares are excluded from the calculation of earnings (loss) per common share as they do not participate in profits or losses.

The following table summarizes the calculation of basic and diluted loss per common share and reconciles net loss to the amounts of net loss attributable to common shareholders used in calculating basic and diluted loss per common share:

	Three Months Ended March 31,
	2026	2025

	(In thousands, except per share amounts)
Net loss	$(23,047)	$(53,698)
Net loss attributable to redeemable noncontrolling interests	4,350	7,978
Net loss attributable to common shareholders - basic and diluted	$(18,697)	$(45,720)

Weighted average number of common shares outstanding - basic and diluted	59,073	81,521

Loss per common share - basic and diluted	$(0.32)	$(0.56)

The effect of the redemption of OP Units, Time-Based LTIP Units, fully vested LTIP Units and special equity awards that were outstanding as of March 31, 2026 and 2025 is excluded in the computation of diluted loss per common share as the assumed redemption of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted loss per share). OP Units, Time-Based LTIP Units, fully vested LTIP Units and special equity awards, which are held by noncontrolling interests, are attributed income at an identical proportion to the common shareholders. AO LTIP Units, Performance-Based LTIP Units, formation awards and RSUs, which totaled 8.6 million and 7.9 million for the three months ended March 31, 2026 and 2025, were excluded from the calculation of diluted loss per common share as they were antidilutive, but could be dilutive in the future.

Dividends Declared in April 2026

On April 30, 2026, our Board of Trustees declared a quarterly dividend of $0.175 per common share, payable on May 28, 2026 to shareholders of record as of May 14, 2026.

15.Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments.

As of March 31, 2026 and December 31, 2025, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized gain (loss) on our derivative financial instruments designated as effective hedges was $1.6 million and ($3.6) million as of March 31, 2026 and December 31, 2025 and was recorded in "Accumulated other comprehensive income (loss)" in our balance sheets, of which a portion was allocated to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $1.1 million of the net unrealized gain as a decrease to interest expense.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
March 31, 2026
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$7,723	—	$7,723	—
Classified as liabilities in "Other liabilities, net"	3,122	—	3,122	—
Non-designated derivatives:
Classified as assets in "Other assets, net"	6,608	—	6,608	—
Classified as liabilities in "Other liabilities, net"	6,493	—	6,493	—

December 31, 2025
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$6,969	—	$6,969	—
Classified as liabilities in "Other liabilities, net"	6,352	—	6,352	—
Non-designated derivatives:
Classified as assets in "Other assets, net"	6,125	—	6,125	—
Classified as liabilities in "Other liabilities, net"	5,998	—	5,998	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2026 and December 31, 2025, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains (losses) included in "Other comprehensive (income) loss" in our statements of comprehensive loss for the three months ended March 31, 2026 and 2025 were attributable to the net change in unrealized gains (losses) related to effective derivative financial instruments that were outstanding during those periods, none of which were reported in our statements of operations as the derivative financial instruments were documented and qualified as hedging instruments. Realized and unrealized gains (losses) related to non-designated hedges are included in "Interest expense" in our statements of operations.

Fair Value Measurements on a Nonrecurring Basis

Our real estate assets are reviewed for impairment whenever there are changes in circumstances or indicators that the carrying amount of the assets may not be recoverable. Real estate held for sale is carried at the lower of carrying amounts or estimated fair value less disposal costs.

During the three months ended March 31, 2026, in connection with our continued marketing of a land parcel for sale, we determined the carrying value exceeded the estimated $3.8 million fair value of the land parcel. We recognized a $1.5 million impairment loss, which was included in "Impairment loss" in our statement of operations. The fair value was estimated using a market approach and was classified as Level 2 in the fair value hierarchy.

In April 2026, we withheld payment under a ground lease option at a pre-development project with $44.0 million of capitalized costs, of which $17.1 million was recorded as part of the formation transaction in 2017, as the parties attempt to negotiate new ground lease terms. As of March 31, 2026, we believe the project remains probable of future development. Should our efforts to negotiate new ground lease terms prove unsuccessful or market conditions deteriorate, we may need to reassess the probability of future development and recoverability of the asset, which could result in impairment charges in future periods.

Financial Assets and Liabilities Not Measured at Fair Value

As of March 31, 2026 and December 31, 2025, all financial assets and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	March 31, 2026		December 31, 2025
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgage loans	$1,621,634	$1,611,713	$1,621,589	$1,615,279
Revolving credit facility	230,000	229,364	205,000	204,344
Term loans	720,000	717,300	720,000	717,455
(1)	The carrying amount consists of principal only.

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

The CODM measures and evaluates the performance of our operating segments based on only the following measures at our share pertaining to each of our segments:

●	NOI (multifamily and commercial) - which includes our proportionate share of revenue and expenses attributable to real estate ventures. NOI includes property rental revenue and other property revenue and deducts property expenses. NOI excludes deferred rent, commercial lease termination revenue, related party management fees, interest expense, and certain other non-cash adjustments, including the accretion of acquired below-market leases and the amortization of acquired above-market leases and below-market ground lease intangibles.
●	Net third-party real estate services, excluding reimbursements - which includes revenue streams generated by this segment, excluding reimbursement revenue, as well as the expenses attributable to this segment at our proportionate share, calculated by excluding real estate services revenue from our interests in real estate ventures.

The CODM uses these measures predominantly in the annual budget and forecasting process as well as in his review of our quarterly financial results when making decisions about the allocation of operating and capital resources to each segment. We have included disclosure of NOI and the results of our third-party real estate services business at our share to align with our internal reporting and the information used by our CODM. Asset information, including total assets, investments in equity method investees and expenditures for additions to long-lived assets, is not regularly provided to the CODM for purposes of assessing segment performance or allocating resources. Accordingly, such information is not disclosed by reportable segment.

The following tables summarize NOI at our share for our multifamily and commercial segments, including a reconciliation to our total NOI at our share:

	Three Months Ended March 31, 2026
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$47,716	$55,890	$103,606
Other property revenue	608	3,820	4,428
Total property revenue	48,324	59,710	108,034
Property expense:
Real estate taxes	6,305	4,880	11,185
Payroll	3,804	3,432	7,236
Utilities	4,106	5,043	9,149
Repairs and maintenance	4,737	5,215	9,952
Other property operating	3,002	6,363	9,365
Total property expense	21,954	24,933	46,887
NOI from reportable segments	$26,370	$34,777	61,147
Other NOI (1)			(226)
NOI			$60,921

	Three Months Ended March 31, 2025
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$54,602	$49,757	$104,359
Other property revenue	621	3,736	4,357
Total property revenue	55,223	53,493	108,716
Property expense:
Real estate taxes	5,571	5,592	11,163
Payroll	3,742	3,007	6,749
Utilities	3,918	3,402	7,320
Repairs and maintenance	5,437	4,472	9,909
Other property operating	3,045	4,148	7,193
Total property expense	21,713	20,621	42,334
NOI from reportable segments	$33,510	$32,872	66,382
Other NOI (1)			(1,097)
NOI			$65,285
(1)	Includes activity related to development assets and land assets for which we are the ground lessor.

The following table summarizes our third-party real estate services business at our share:

	Three Months Ended March 31,
	2026	2025

	(In thousands, at our share)
Property management fees	$3,356	$3,361
Asset management fees	1,077	580
Development fees	369	523
Leasing fees	368	654
Construction management fees	219	231
Other service revenue	1,119	1,035
Third-party real estate services revenue, excluding reimbursements	6,508	6,384
Third-party real estate services expenses, excluding reimbursements	6,039	7,236
Net third-party real estate services, excluding reimbursements	$469	$(852)

The following table reconciles revenue at our share to total revenue per the statements of operations:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Total property revenue at our share	$108,034	$108,716
Third-party real estate services revenue, excluding reimbursements, at our share	6,508	6,384
Reimbursement revenue (1)	10,644	8,274
Our share of revenue attributable to unconsolidated real estate ventures	(2,103)	(2,106)
Real estate venture partner’s share of revenue attributable to consolidated real estate ventures	1,478	—
Other property revenue	(358)	1,735
Other adjustments (2)	3,399	(2,317)
Total revenue per statements of operations	$127,602	$120,686
(1)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.
(2)	Adjustment to include deferred rent, above/below market lease amortization/accretion, commercial lease termination revenue and lease incentive amortization.

The following table reconciles NOI at our share to loss before income tax (expense) benefit:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
NOI at our share	$60,921	$65,285
Net third-party real estate services, excluding reimbursements, at our share	469	(852)
Add:
Loss from unconsolidated real estate ventures, net	(374)	(592)
Interest and other income, net	1,400	525
Gain on the sale of real estate, net	21,075	537
Less:
Depreciation and amortization expense	45,305	47,587
General and administrative expense: corporate and other	15,287	15,557
Transaction and other costs	9,841	1,911
Interest expense	35,548	35,200
Loss on the extinguishment of debt, net	—	4,636
Impairment loss	1,500	8,483
Adjustments:
Our share of net third-party real estate services attributable to real estate ventures	(259)	(305)
NOI attributable to unconsolidated real estate ventures at our share	(1,225)	(990)
Real estate venture partner’s share of NOI attributable to consolidated real estate ventures	801	—
Non-cash rent adjustments (1)	1,720	(2,439)
Other adjustments (2)	(87)	(1,693)
Total adjustments	950	(5,427)
Loss before income tax (expense) benefit	$(23,040)	$(53,898)
(1)	Adjustment to include deferred rent, above/below market lease amortization/accretion and lease incentive amortization.
(2)	Adjustment to include payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue, related party management fees, corporate entity activity and inter-segment activity.

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

Construction Commitments

As of March 31, 2026, we have remaining commitments related to Valen, a recently completed multifamily asset, and an office amenity hub at 2011 Crystal Drive that together, based on our current plans and estimates, require an additional $3.8 million to complete, which we anticipate will be primarily expended in the second quarter of 2026.

Environmental Matters

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any conditions identified by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $5.7 million and $17.5 million as of March 31, 2026 and December 31, 2025, and are included in "Other liabilities, net" in our balance sheets.

Legal Proceedings

In November 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc., a provider of revenue management systems, numerous multifamily rental companies, and 14 owners and/or operators of multifamily housing in the District of Columbia, including JBG Associates, L.L.C., one of our subsidiaries, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data. The District of Columbia is seeking monetary damages, equitable relief, attorneys’ fees, interest and costs. While we intend to vigorously defend against this lawsuit, we are unable to predict the outcome or estimate the amount of loss, if any, that may result from the lawsuit. While we do not believe that these proceedings will have a material adverse effect on our financial condition, we cannot give assurance that the proceedings will not have a material effect on our results of operations or cash flows in the event of a negative outcome.

We, along with multiple other parties, are named defendants in a lawsuit arising out of a condominium development project known as Wardman Tower in Washington, D.C. The lawsuit was filed by the Wardman Tower Residential Condominium Unit Owners Association in the Superior Court of the District of Columbia on November 25, 2020. The lawsuit seeks damages resulting primarily from alleged construction and design deficiencies, alleged misrepresentations and claims alleged under the D.C. Consumer Protection Procedures Act ("CPPA"). The lawsuit seeks $185.0 million in compensatory damages, plus treble damages related to the CPPA claims, and attorneys' fees and costs. The bench trial began on November 10, 2025 and concluded on March 5, 2026. The court has not issued a ruling as of the date of this filing. The Wardman Tower project was designed and constructed by other parties and achieved substantial completion prior to our formation. We were not involved in any way with the project but one of our subsidiary entities, that was recently made a defendant in the litigation, had previously entered into a project management agreement with the project owner. We deny liability for the claims asserted and have vigorously defended ourselves against the claims alleged in the litigation. However, no assurance can be given that the matter will be resolved favorably.

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

Other

As of March 31, 2026, we had committed tenant-related obligations totaling $37.6 million ($34.4 million related to our consolidated entities and $3.2 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (i) guarantee portions of the principal, interest and other amounts in connection with borrowings, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings, or (iii) provide guarantees to lenders and other third parties for the completion and stabilization of development projects. We customarily have agreements with our outside venture partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. At times, we also have agreements with certain of our outside venture partners whereby we agree to either indemnify the partners and/or the associated ventures with respect to certain contingent liabilities associated with operating assets or to reimburse our partner for its share of any payments made by them under certain guarantees. Guarantees (excluding environmental) customarily terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. Amounts that we may be required to pay in future periods in relation to guarantees associated with budget overruns or operating losses are not estimable. As of March 31, 2026, we had no principal payment guarantees related to our unconsolidated real estate ventures.

Additionally, with respect to borrowings of our consolidated entities, we may agree to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion and stabilization of development projects. As of March 31, 2026, we had no debt principal payment guarantees related to our consolidated real estate assets.

As of March 31, 2026, we had unfunded capital commitments totaling $5.8 million related to our investments in real estate-focused technology companies and $1.5 million related to our investments in the WHI Impact Pool and the LEO Impact Housing Fund. See Note 18 for additional information.

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

LEO Impact Capital ("LEO"), our workforce housing platform dedicated to acquiring, financing and operating multifamily housing in high impact neighborhoods to preserve affordability for middle-income residents, manages the WHI Impact Pool and the LEO Impact Housing Fund. The WHI Impact Pool completed fundraising in 2020 with capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million. Additionally, LEO had an initial closing of its multi-market fund, the LEO Impact Housing Fund, totaling $43.5 million ($64.5 million including accordions), which included a commitment from us of $1.3 million. As of March 31, 2026, our remaining unfunded commitments totaled $1.5 million.

The third-party real estate services revenue, including expense reimbursements, from the JBG Legacy Funds, the WHI Impact Pool, the LEO Impact Housing Fund and their affiliates, was $2.4 million and $2.6 million for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, we had receivables from the JBG Legacy Funds, the WHI Impact Pool, the LEO Impact Housing Fund and their affiliates totaling $1.2 million and $951,000 for such services.

We lease our corporate offices from an unconsolidated real estate venture, in which we have a 20.0% interest, and incurred $1.4 million and $1.3 million of rent expense for the three months ended March 31, 2026 and 2025, which was included in "General and administrative expense" in our statements of operations.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $2.1 million and $2.0 million for the three months ended March 31, 2026 and 2025, which was included in "Property operating expenses" in our statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "estimates," "intends," "plans," "would," "may" or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these, and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on February 17, 2026 ("Annual Report") and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and our Annual Report.

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025. References to our balance sheets refer to our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. References to our statements of operations refer to our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025.

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

Overview

As of March 31, 2026, our Operating Portfolio consisted of 38 operating assets comprising 15 multifamily assets totaling 6,519 units (6,333 units at our share), 22 commercial assets totaling 7.3 million square feet (6.9 million square feet at our share) and one wholly owned land asset for which we are the ground lessor. Additionally, our development pipeline, which consists of owned and entitled land on which we have the potential to commence construction subject to completion of design and/or market conditions, totaled 4.6 million square feet (3.3 million square feet at our share) of estimated potential development density. Our development pipeline excludes unentitled land parcels and land parcels controlled through an option agreement.

We continue to implement our comprehensive plan to reposition our holdings in National Landing by executing a broad array of placemaking strategies. Our placemaking includes the delivery of new multifamily assets, subject to demand; the delivery of redeveloped and new office assets; amenity retail; and thoughtful improvements to the streetscape, sidewalks, parks and other outdoor gathering spaces. In keeping with our dedication to placemaking, each new project is intended to contribute to an authentic and distinct neighborhood by creating a vibrant street environment with robust retail offerings and other amenities, including improved public spaces. In the second quarter of 2026, we completed construction of an office amenity hub at 2011 Crystal Drive. The repositioned asset brings to National Landing a large-scale externally managed meeting and conference facility, a coffee shop and all-day restaurant, an elevated wine bar and Italian restaurant, and an activated public lobby.

Outlook

Our capital allocation strategy remains anchored in our core objective of maximizing long-term net asset value ("NAV") per share growth. Drawing on our deep expertise in mixed-use, urban infill real estate, we have consistently rotated across asset classes based on relative value, cost of capital and risk-adjusted return potential. In today’s market environment, we believe that distressed office investment opportunities offer compelling economics. Consequently, we are actively pursuing new growth opportunities that align with our strategy and leverage our competitive strengths as a mixed-use owner, operator and developer. We expect to fund growth opportunities through a combination of asset sales and private equity joint ventures. During the three months ended March 31, 2026, we sold a development parcel for gross sales proceeds of $50.7 million. In April 2026, we recapitalized Tysons Dulles Plaza, which follows through on our plan to attract private capital partners to scale and diversify our distressed office investment strategy while also enhancing the efficiency of our platform with incremental fee revenue and potential carried interest income.

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

During the first quarter of 2026, we began to see improvements in our multifamily portfolio occupancy, which had experienced softness largely as a result of job losses primarily in the District of Columbia in 2025 due to federal government spending cuts and a hiring freeze. Our same store multifamily portfolio occupancy was 92.0% as of March 31, 2026, an increase of 160 basis points as compared to December 31, 2025. During the first quarter of 2026, effective rents, which represent the average change in rental rates versus expiring rental rates net of concessions, decreased by 10.5% for new leases and increased by 1.9% upon renewal while achieving a 62.4% renewal rate across our portfolio. Our recently delivered assets, The Zoe and Valen, which were placed into service in 2025, were 47.4% leased as of March 31, 2026. As a result of these deliveries, interest expense has increased for these assets as we have ceased capitalizing the related interest expense.

Our office portfolio occupancy was 75.2% as of March 31, 2026, an increase of 10 basis points as compared to December 31, 2025. Leasing activity in our National Landing portfolio continues to be driven primarily by office users who fall into three categories (i) tenants who require secure facility space; (ii) technology-related tenants; and (iii) defense-related tenants who have long resided in this submarket. Our leasing efforts continue to focus on buildings with long-term potential, concentrating occupancy in areas of National Landing that are accessible via multi-modal transportation and that we have enhanced through our placemaking interventions, including the delivery of our new office amenity hub at 2011 Crystal Drive. We expect to help foster a healthier long-term office market by repurposing older, underutilized office buildings for redevelopment or conversion to multifamily housing, hospitality and other complimentary uses that will support a vibrant mixed-use environment. We have already executed on this strategy at 1900 Crystal Drive and 2001 Richmond Highway, two obsolete office buildings we demolished and redeveloped into our new multifamily assets currently in lease up — The Grace, Reva, The Zoe and Valen. We have broadened this approach to four additional assets through adaptive reuse and conversion: 2100 Crystal Drive, which we entitled for conversion into a 345-key, dual-branded hotel and subsequently sold to a hotel developer; 2200 Crystal Drive, which we plan to convert into a 195-unit multifamily asset; and 1800 and 1901 South Bell Street, which we are in the process of entitling for conversion into multifamily.

We have 4.6 million square feet (3.3 million square feet at our share) of estimated potential development density in our development pipeline and intend to seek joint venture capital to fund these developments as market conditions permit.

Operating Results

Key highlights for the three months ended March 31, 2026 included:

●	net loss attributable to common shareholders of $18.7 million, or $0.32 per diluted common share, for the three months ended March 31, 2026 compared to $45.7 million, or $0.56 per diluted common share, for the three months ended March 31, 2025;
●	third-party real estate services revenue, including reimbursements, of $17.2 million and $14.9 million for the three months ended March 31, 2026 and 2025;
●	same store multifamily portfolio leased and occupied percentages (1) at our share of 93.5% and 92.0% as of March 31, 2026, compared to 91.8% and 90.4% as of December 31, 2025, and 95.4% and 94.0% as of March 31, 2025;
●	operating commercial portfolio leased and occupied percentages at our share of 76.9% and 75.2% as of March 31, 2026 compared to 77.5% and 75.1% as of December 31, 2025, and 78.3% and 76.4% as of March 31, 2025;
●	the leasing of 332,000 square feet of office leases at our share, at an initial rent (2) of $46.36 per square foot and a GAAP-basis weighted average rent per square foot (3) of $45.64; and
●	a decrease in same store (4) net operating income ("NOI") of 4.8% to $54.3 million for the three months ended March 31, 2026 compared to $57.1 million for the three months ended March 31, 2025.

(1)	2221 S. Clark Street - Residential and 900 W Street are excluded from leased and occupied percentages as they are operated as short-term rental properties.
(2)	Represents the cash basis weighted average starting rent per square foot at our share, which excludes free rent, fixed escalations and percentage rent.
(3)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations, but excluding the effect of percentage rent.
(4)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared, excluding assets for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the three months ended March 31, 2026 included:

●	the sale of a development parcel. See Note 3 to the financial statements for additional information;
●	the extension of the maturity date of the Tranche A-1 Term Loan to January 2027;
●	the net borrowing of $25.0 million under our revolving credit facility;
●	the payment of dividends totaling $10.4 million and distributions to redeemable noncontrolling interests of $3.4 million;
●	the repurchase and retirement of 1.6 million of our common shares for $25.4 million, a weighted average purchase price per share of $15.47; and
●	the investment of $23.2 million in development costs, construction in progress and real estate additions.

Activity subsequent to March 31, 2026 included:

●	the formation of a consolidated real estate venture to recapitalize Tysons Dulles Plaza. See Note 3 to the financial statements for additional information;
●	the declaration of a quarterly dividend of $0.175 per common share, payable on May 28, 2026 to shareholders of record as of May 14, 2026; and
●	the repurchase and retirement of 182,184 common shares for $2.6 million, a weighted average purchase price per share of $14.36, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

Critical Accounting Estimates

Our Annual Report contains a description of our critical accounting estimates, including asset acquisitions, real estate, investments in real estate ventures and revenue recognition. There have been no significant changes to our policies during the three months ended March 31, 2026.

In April 2026, we withheld payment under a ground lease option at a pre-development project with $44.0 million of capitalized costs, of which $17.1 million was recorded as part of the formation transaction in 2017, as the parties attempt to negotiate new ground lease terms. As of March 31, 2026, we believe the project remains probable of future development. Should our efforts to negotiate new ground lease terms prove unsuccessful or market conditions deteriorate, we may need to reassess the probability of future development and recoverability of the asset, which could result in impairment charges in future periods.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of recent accounting pronouncements.

Results of Operations

In 2025, we sold 8001 Woodmont, WestEnd25 and The Batley. We collectively refer to these assets as the "Disposed Properties" in the discussion below. In 2025, we acquired Tysons Dulles Plaza and the remaining 45.0% interest in an unconsolidated real estate venture that owned 1101 17th Street. In 2025, we began leasing The Zoe and Valen, and in 2024, we began leasing The Grace and Reva.

Comparison of the Three Months Ended March 31, 2026 to 2025

The following table summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended March 31, 2026 compared to the same period in 2025:

	Three Months Ended March 31,
	2026	2025	% Change

	(Dollars in thousands)
Property rental revenue	$105,856	$101,499	4.3%
Third-party real estate services revenue, including reimbursements	17,208	14,914	15.4%
Depreciation and amortization expense	45,305	47,587	(4.8)%
Property operating expense	36,218	33,437	8.3%
Real estate taxes expense	12,046	12,172	(1.0)%
General and administrative expense:
Corporate and other	15,287	15,557	(1.7)%
Third-party real estate services	16,998	16,071	5.8%
Transaction and other costs	9,841	1,911	*
Interest expense	35,548	35,200	1.0%
Gain on the sale of real estate, net	21,075	537	*
Loss on the extinguishment of debt, net	—	4,636	(100.0)%
Impairment loss	1,500	8,483	(82.3)%

* Not meaningful.

Property rental revenue increased by approximately $4.4 million, or 4.3%, to $105.9 million in 2026 from $101.5 million in 2025. The increase was primarily due to a $12.5 million increase in revenue from our commercial assets, partially offset by a $5.3 million decrease in revenue from our multifamily assets and a $2.8 million decrease in other revenue. The increase in revenue from our commercial assets was primarily due to a $5.7 million increase related to the acquisition of Tysons Dulles Plaza and the consolidation of 1101 17th Street, a $3.6 million increase related to 2011 Crystal Drive due to the acceleration of lease incentives and deferred rent associated with an early termination in 2025 and a $1.5 million increase in lease termination revenue. The decrease in revenue from our multifamily assets was primarily due to a $9.1 million decrease related to the Disposed Properties and lower occupancy across the portfolio, partially offset by a $4.3 million increase related to the continued lease up of The Grace, Reva, The Zoe and Valen.

Third-party real estate services revenue, including reimbursements, increased by approximately $2.3 million, or 15.4%, to $17.2 million in 2026 from $14.9 million in 2025. The increase was primarily due to a $2.2 million increase in reimbursement revenue.

Depreciation and amortization expense decreased by approximately $2.3 million, or 4.8%, to $45.3 million in 2026 from $47.6 million in 2025. The decrease was primarily due to (i) a $2.3 million decrease related to the Disposed Properties, (ii) a $1.8 million decrease related to certain assets being either fully depreciated or written off in 2025 and (iii) a $1.4 million decrease related to 2011 Crystal Drive primarily due to the acceleration of depreciation for certain assets associated with an early termination in 2025. The decrease in depreciation and amortization expense was partially offset by (iv) a $2.3 million increase as The Zoe and Valen were placed into service and (v) a $1.5 million increase related to the acquisition of Tysons Dulles Plaza and the consolidation of 1101 17th Street.

Property operating expense increased by approximately $2.8 million, or 8.3%, to $36.2 million in 2026 from $33.4 million in 2025. The increase was primarily due to a $5.0 million increase in property operating expense from our commercial assets, partially offset by a $2.0 million decrease in other property operating expense and a $153,000 decrease from our multifamily assets. The increase in property operating expense from our commercial assets was primarily due to a $2.2 million increase related to the acquisition of Tysons Dulles Plaza and the consolidation of 1101 17th Street, and higher operating expenses primarily due to utilities. The decrease in property operating expense from our multifamily assets was primarily due to a $2.6 million decrease related to the Disposed Properties, partially offset by a $1.3 million increase related to the continued lease up of The Grace, Reva, The Zoe and Valen, and higher utilities across the portfolio.

Real estate taxes expense decreased by approximately $126,000, or 1.0%, to $12.0 million in 2026 from $12.2 million in 2025. The decrease was primarily due to an $896,000 decrease related to the Disposed Properties and lower property tax assessments for certain assets, partially offset by a $534,000 increase related to the acquisition of Tysons Dulles Plaza and the consolidation of 1101 17th Street, and a $524,000 increase related to The Zoe and Valen, which were placed into service.

General and administrative expense: corporate and other decreased by approximately $270,000, or 1.7%, to $15.3 million in 2026 from $15.6 million in 2025. The decrease was primarily due to lower compensation expenses.

General and administrative expense: third-party real estate services increased by approximately $927,000, or 5.8%, to $17.0 million in 2026 from $16.1 million in 2025. The increase was primarily due to higher third-party reimbursable expenses, partially offset by lower overhead expenses and lower compensation expenses.

Transaction and other costs increased by approximately $7.9 million to $9.8 million in 2026 from $1.9 million in 2025. The increase was primarily due to a charge of $9.5 million, net of expected insurance recoveries, related to a criminal fraud scheme involving AI-enabled employee impersonation, which led to fraudulently induced wire transfers. See Note 12 to the financial statements for additional information.

Interest expense increased by approximately $348,000, or 1.0%, to $35.5 million in 2026 from $35.2 million in 2025. The increase was primarily due to (i) a $2.0 million decrease in capitalized interest primarily related to Valen, which was placed into service, (ii) a $1.8 million increase due to higher interest expense on our term loans and a higher outstanding balance on our revolving credit facility, (iii) a $509,000 increase related to the consolidation of 1101 17th Street and (iv) a $205,000 increase due to draws on the mortgage loan related to The Zoe and Valen. The increase in interest expense was partially offset by (v) a $1.7 million decrease related to mortgage loans on the Disposed Properties, (vi) a $1.4 million decrease related to the RiverHouse Apartments refinancing in March 2025 and (vii) a $1.1 million decrease related to variable rate mortgage loans.

Gain on the sale of real estate of $21.1 million in 2026 was due to the sale of a development parcel. Gain on the sale of real estate of $537,000 in 2025 was due to a gain related to prior year dispositions, partially offset by the loss on the sale of 8001 Woodmont.

Loss on the extinguishment of debt of $4.6 million in 2025 was due to the refinancing of the RiverHouse Apartments mortgage loan.

Impairment loss of $1.5 million in 2026 was related to a land asset, which was written down to its estimated fair value. Impairment loss of $8.5 million in 2025 was related to a development parcel, which was written down to its estimated fair value.

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

The following table reconciles net loss attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Net loss attributable to common shareholders	$(18,697)	$(45,720)
Net loss attributable to redeemable noncontrolling interests	(4,350)	(7,978)
Net loss	(23,047)	(53,698)
Gain on the sale of real estate, net	(21,075)	(537)
Pro rata share of loss on the sale of unconsolidated real estate assets	35	—
Real estate depreciation and amortization	45,018	45,961
Impairment loss related to real estate	1,500	8,483
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	979	779
FFO attributable to redeemable noncontrolling interests in consolidated real estate ventures	(758)	—
FFO attributable to common limited partnership units ("OP Units")	2,652	988
FFO attributable to redeemable noncontrolling interests	(573)	(167)
FFO attributable to common shareholders	$2,079	$821

Note: The prior year FFO amounts have been restated to conform to the current year presentation.

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

Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes disposed properties or properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. During the three months ended March 31, 2026, our same store pool decreased to 32 properties from 33 properties due to 1831/1861 Wiehle Avenue being taken out of service. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same store NOI decreased $2.7 million, or 4.8%, to $54.3 million for the three months ended March 31, 2026 from $57.1 million for the same period in 2025. The decrease was substantially attributable to (i) lower occupancy and higher utilities expense in our multifamily portfolio and (ii) higher utilities expense and increased rent abatement, partially offset by lower real estate tax expense in our commercial portfolio.

The following table reconciles net loss attributable to common shareholders to NOI at our share and same store NOI at our share:

	Three Months Ended March 31,
	2026	2025

Net loss attributable to common shareholders	$(18,697)	$(45,720)
Net loss attributable to redeemable noncontrolling interests	(4,350)	(7,978)
Net loss	(23,047)	(53,698)
Add:
Depreciation and amortization expense	45,305	47,587
General and administrative expense:
Corporate and other	15,287	15,557
Third-party real estate services	16,998	16,071
Transaction and other costs	9,841	1,911
Interest expense	35,548	35,200
Loss on the extinguishment of debt, net	—	4,636
Impairment loss	1,500	8,483
Income tax expense (benefit)	7	(200)
Less:
Third-party real estate services, including reimbursements revenue	17,208	14,914
Loss from unconsolidated real estate ventures, net	(374)	(592)
Interest and other income, net	1,400	525
Gain on the sale of real estate, net	21,075	537
Adjustments:
NOI attributable to unconsolidated real estate ventures at our share	1,225	990
Real estate venture partner’s share of NOI attributable to consolidated real estate ventures	(801)	—
Non-cash rent adjustments (1)	(1,720)	2,439
Other adjustments (2)	87	1,693
Total adjustments	(1,209)	5,122
NOI at our share	60,921	65,285
Less: out-of-service NOI loss (3) (4)	(1,507)	(2,237)
Operating Portfolio NOI (4)	62,428	67,522
Non-same store NOI (4) (5)	8,102	10,466
Same store NOI (4) (6)	$54,326	$57,056

Change in same store NOI	(4.8%)
Number of properties in same store pool	32
(1)	Adjustment to exclude deferred rent, above/below market lease amortization/accretion and lease incentive amortization.
(2)	Adjustment to exclude commercial lease termination revenue, related party management fees, corporate entity activity and inter-segment activity.
(3)	Includes the results of our under-construction assets, assets in the development pipeline and other land assets.
(4)	Represents amounts at our share.
(5)	Includes the results of properties that were not in-service for the entirety of both periods being compared, including disposed properties, and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(6)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared.

Reportable Segments

Our three operating and reportable segments are multifamily, commercial, and third-party real estate services. We measure and evaluate the performance of our operating segments, with the exception of the third-party real estate services business, based on NOI at our share, which includes our proportionate share of revenue and expenses attributable to real estate ventures.

The following table summarizes NOI at our share for our multifamily and commercial segments:

	Multifamily			Commercial

	Three Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change

	(Dollars in thousands, at our share)
Property rental revenue	$47,716	$54,602	(12.6)%	$55,890	$49,757	12.3%
Other property revenue	608	621	(2.1)%	3,820	3,736	2.2%
Total property revenue	48,324	55,223	(12.5)%	59,710	53,493	11.6%
Property expense:
Real estate taxes	6,305	5,571	13.2%	4,880	5,592	(12.7)%
Payroll	3,804	3,742	1.7%	3,432	3,007	14.1%
Utilities	4,106	3,918	4.8%	5,043	3,402	48.2%
Repairs and maintenance	4,737	5,437	(12.9)%	5,215	4,472	16.6%
Other property operating	3,002	3,045	(1.4)%	6,363	4,148	53.4%
Total property expense	21,954	21,713	1.1%	24,933	20,621	20.9%
NOI from reportable segments	$26,370	$33,510	(21.3)%	$34,777	$32,872	5.8%

Comparison of the Three Months Ended March 31, 2026 to 2025

Multifamily: Property revenue at our share decreased by $6.9 million, or 12.5%, to $48.3 million in 2026 from $55.2 million in 2025. NOI at our share decreased by $7.1 million, or 21.3%, to $26.4 million in 2026 from $33.5 million in 2025. The decreases in property revenue at our share and NOI at our share were primarily due to the Disposed Properties, partially offset by the continued lease up of The Grace, Reva, The Zoe and Valen.

Commercial: Property revenue at our share increased by $6.2 million, or 11.6%, to $59.7 million in 2026 from $53.5 million in 2025. The increase in property revenue at our share was primarily due to the acquisitions of Tysons Dulles Plaza and Dulles View, and the consolidation of 1101 17th Street. NOI at our share increased by $1.9 million, or 5.8%, to $34.8 million in 2026 from $32.9 million in 2025. The increase in NOI at our share was primarily due to the acquisitions of Tysons Dulles Plaza and Dulles View, and the consolidation of 1101 17th Street, partially offset by higher property operating expenses primarily due to higher utilities across the portfolio.

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

	Three Months Ended March 31,
	2026	2025

Property management fees	$3,356	$3,361
Asset management fees	1,077	580
Development fees	369	523
Leasing fees	368	654
Construction management fees	219	231
Other service revenue	1,119	1,035
Third-party real estate services revenue, excluding reimbursements	6,508	6,384
Third-party real estate services expenses, excluding reimbursements	6,039	7,236
Net third-party real estate services, excluding reimbursements	$469	$(852)

Third-party real estate services revenue, excluding reimbursements, increased by $124,000, or 1.9%, to $6.5 million in 2026 from $6.4 million in 2025. The increase was primarily due to a $497,000 increase in asset management fees, partially offset by a $286,000 decrease in leasing fees. Third-party real estate services expenses, excluding reimbursements, decreased by $1.2 million, or 16.5%, to $6.0 million in 2026 from $7.2 million in 2025. The decrease was primarily due to lower overhead expenses and lower compensation expenses.

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

Mortgage Loans

The following table summarizes mortgage loans:

	Weighted Average
	Effective
	Interest Rate (1)	March 31, 2026	December 31, 2025

		(In thousands)
Variable rate (2)	5.17%	$601,883	$600,899
Fixed rate (3)	5.17%	1,019,751	1,020,690
Mortgage loans		1,621,634	1,621,589
Unamortized deferred financing costs and premium/discount, net (4)		(41,487)	(42,431)
Mortgage loans, net		$1,580,147	$1,579,158
(1)	Weighted average effective interest rate as of March 31, 2026.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.18%, and the weighted average maturity date of the interest rate caps is in the fourth quarter of 2026. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of March 31, 2026, one-month term Secured Overnight Financing Rate ("SOFR") was 3.66%.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(4)	As of March 31, 2026 and December 31, 2025, includes a discount of $29.6 million related to the 1101 17th Street mortgage loan.

As of March 31, 2026 and December 31, 2025, the net carrying value of real estate collateralizing our mortgage loans totaled $1.7 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity.

As of March 31, 2026 and December 31, 2025, we had various interest rate swap and cap agreements on certain mortgage loans with an aggregate notional value of $756.0 million. See Note 15 to the financial statements for additional information.

Revolving Credit Facility and Term Loans

As of March 31, 2026 and December 31, 2025, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2027, as extended in January 2026, a $400.0 million term loan ("Tranche A-2 Term Loan") maturing in January 2028 and a $120.0 million term loan ("2023 Term Loan") maturing in June 2028. We have the option to increase the $750.0 million revolving credit facility or add term loans up to $500.0 million. The revolving credit facility has two six-month extension options.

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

The following table summarizes amounts outstanding under the revolving credit facility and term loans:

	Effective
	Interest Rate (1)	March 31, 2026	December 31, 2025

		(In thousands)
Revolving credit facility (2) (3)	5.27%	$230,000	$205,000

Tranche A-1 Term Loan (4)	5.44%	$200,000	$200,000
Tranche A-2 Term Loan (5)	4.30%	400,000	400,000
2023 Term Loan (6)	5.51%	120,000	120,000
Term loans		720,000	720,000
Unamortized deferred financing costs, net		(1,380)	(1,592)
Term loans, net		$718,620	$718,408
(1)	Effective interest rate as of March 31, 2026. The interest rate for our revolving credit facility excludes a 0.20% facility fee.
(2)	As of March 31, 2026, daily SOFR was 3.68%. As of March 31, 2026 and December 31, 2025, letters of credit totaling $4.8 million were outstanding under our revolving credit facility.
(3)	As of March 31, 2026 and December 31, 2025, excludes $3.6 million and $4.4 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our balance sheets.
(4)	The interest rate swaps fix SOFR at a weighted average interest rate of 4.00% through the maturity date.
(5)	The interest rate swaps fix SOFR at a weighted average interest rate of 2.81% through the maturity date.
(6)	The interest rate swap fixes SOFR at an interest rate of 4.01% through the maturity date.

Common Shares Repurchased

Our Board of Trustees has authorized the repurchase of up to $2.0 billion of our outstanding common shares. During the three months ended March 31, 2026, we repurchased and retired 1.6 million common shares for $25.4 million, a weighted average purchase price per share of $15.47. During the three months ended March 31, 2025, we repurchased and retired 12.2 million common shares for $187.5 million, a weighted average purchase price per share of $15.43. Since we began the share repurchase program through March 31, 2026, we have repurchased and retired 85.3 million common shares for $1.6 billion, a weighted average purchase price per share of $18.73.

During the second quarter of 2026, through May 1, 2026, we repurchased and retired 182,184 common shares for $2.6 million, a weighted average purchase price per share of $14.36, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

Material Cash Requirements

Our material cash requirements for the next 12 months and beyond are to fund:

●	normal recurring expenses;
●	debt service and principal repayment obligations, including balloon payments on maturing mortgage loans — As of March 31, 2026, we had maturities totaling $863.8 million related to our consolidated entities and $35.0 million related to our unconsolidated real estate ventures at our share scheduled to mature in 2026 and 2027;
●	capital expenditures, including major renovations, tenant improvements and leasing costs — As of March 31, 2026, we had committed tenant-related obligations totaling $37.6 million ($34.4 million related to our consolidated entities and $3.2 million related to our unconsolidated real estate ventures at our share);
●	development expenditures — As of March 31, 2026, we have remaining commitments related to Valen, a recently completed multifamily asset, and an office amenity hub at 2011 Crystal Drive that together, based on our current plans and estimates, require an additional $3.8 million to complete, which we anticipate will be primarily expended in the second quarter of 2026;
●	dividends to shareholders and distributions to holders of OP Units and LTIP Units — On April 30, 2026, our Board of Trustees declared a quarterly dividend of $0.175 per common share;
●	possible common share repurchases — During the second quarter of 2026, through May 1, 2026, we repurchased and retired 182,184 common shares for $2.6 million; and
●	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests.

We expect to satisfy these needs using one or more of the following:

●	cash and cash equivalents — As of March 31, 2026, we had cash and cash equivalents of $79.8 million;
●	cash flows from operations;
●	distributions from real estate ventures;
●	borrowing capacity under our revolving credit facility — As of March 31, 2026, we had $515.2 million of undrawn capacity under our revolving credit facility;
●	proceeds from financings, joint venture capital, asset sales and recapitalizations; and
●	proceeds from the issuance of securities.

During the three months ended March 31, 2026, there were no significant changes to the material cash requirements information presented in Item 7 of Part II of our Annual Report.

See additional information in the following pages under "Commitments and Contingencies."

Summary of Cash Flows

The following summary discussion of our cash flows is based on our statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$3,409	$12,935
Net cash provided by investing activities	23,991	161,314
Net cash used in financing activities	(15,835)	(237,106)

Cash Flows for the Three Months Ended March 31, 2026

Cash and cash equivalents, and restricted cash increased $11.6 million to $114.9 million as of March 31, 2026, compared to $103.3 million as of December 31, 2025. This increase resulted from $24.0 million of net cash provided by investing activities and $3.4 million of net cash provided by operating activities, partially offset by $15.8 million of net cash used in financing activities.

Net cash provided by operating activities of $3.4 million comprised: (i) $12.7 million of net income (before $56.8 million of non-cash items and a $21.1 million gain on the sale of real estate) and (ii) $594,000 of return on capital from unconsolidated real estate ventures, partially offset by (iii) $9.9 million of net change in operating assets and liabilities. Non-cash income adjustments of $56.8 million primarily include depreciation and amortization expense and share-based compensation expense.

Net cash provided by investing activities of $24.0 million primarily comprised: (i) $46.6 million of proceeds from the sale of real estate, partially offset by (ii) $23.2 million of development costs, construction in progress and real estate additions.

Net cash used in financing activities of $15.8 million primarily comprised: (i) $35.0 million of repayments on the revolving credit facility, (ii) $25.4 million of common shares repurchased, (iii) $10.4 million of dividends paid to common shareholders and (iv) $3.4 million of distributions to redeemable noncontrolling interests, partially offset by (v) $60.0 million of borrowings under the revolving credit facility.

Unconsolidated Real Estate Ventures

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of March 31, 2026, we had investments in unconsolidated real estate ventures totaling $105.3 million. For these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.

From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (i) guarantee portions of the principal, interest and other amounts in connection with borrowings, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings or (iii) provide guarantees to lenders and other third parties for the completion and stabilization of development projects. We customarily have agreements with our outside venture partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. At times, we also have agreements with certain of our outside venture partners whereby we agree to either indemnify the partners and/or the associated ventures with respect to certain contingent liabilities associated with operating assets or to reimburse our partner for its share of any payments made by them under certain guarantees. Guarantees (excluding environmental) customarily terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. Amounts that we may be required to pay in future periods in relation to guarantees associated with budget overruns or operating losses are not estimable. As of March 31, 2026, we had no principal payment guarantees related to our unconsolidated real estate ventures.

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

Construction Commitments

As of March 31, 2026, we have remaining commitments related to Valen, a recently completed multifamily asset, and an office amenity hub at 2011 Crystal Drive that together, based on our current plans and estimates, require an additional $3.8 million to complete, which we anticipate will be primarily expended in the second quarter of 2026.

Legal Proceedings

In November 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc., a provider of revenue management systems, numerous multifamily rental companies, and 14 owners and/or operators of multifamily housing in the District of Columbia, including JBG Associates, L.L.C., one of our subsidiaries, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data. The District of Columbia is seeking monetary damages, equitable relief, attorneys’ fees, interest and costs. While we intend to vigorously defend against this lawsuit, we are unable to predict the outcome or estimate the amount of loss, if any, that may result from the lawsuit. While we do not believe that these proceedings will have a material adverse effect on our financial condition, we cannot give assurance that the proceedings will not have a material effect on our results of operations or cash flows in the event of a negative outcome.

We, along with multiple other parties, are named defendants in a lawsuit arising out of a condominium development project known as Wardman Tower in Washington, D.C. The lawsuit was filed by the Wardman Tower Residential Condominium Unit Owners Association in the Superior Court of the District of Columbia on November 25, 2020. The lawsuit seeks damages resulting primarily from alleged construction and design deficiencies, alleged misrepresentations and claims alleged under the D.C. Consumer Protection Procedures Act ("CPPA"). The lawsuit seeks $185.0 million in compensatory damages, plus treble damages related to the CPPA claims, and attorneys' fees and costs. The bench trial began on November 10, 2025 and concluded on March 5, 2026. The court has not issued a ruling as of the date of this filing. The Wardman Tower project was designed and constructed by other parties and achieved substantial completion prior to our formation. We were not involved in any way with the project but one of our subsidiary entities, that was recently made a defendant in the litigation, had previously entered into a project management agreement with the project owner. We deny liability for the claims asserted and have vigorously defended ourselves against the claims alleged in the litigation. However, no assurance can be given that the matter will be resolved favorably.

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

Other

As of March 31, 2026, we had committed tenant-related obligations totaling $37.6 million ($34.4 million related to our consolidated entities and $3.2 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

As of March 31, 2026, we had unfunded capital commitments totaling $5.8 million related to our investments in real estate-focused technology companies and $1.5 million related to our investments in the WHI Impact Pool and the LEO Impact Housing Fund. See Note 18 to the financial statements for additional information.

With respect to borrowings of our consolidated entities, we may agree to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion and stabilization of development projects. As of March 31, 2026, we had no debt principal payment guarantees related to our consolidated real estate assets.

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

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any conditions identified by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 17 to the financial statements, environmental liabilities totaled $5.7 million and $17.5 million as of March 31, 2026 and December 31, 2025, and are included in "Other liabilities, net" in our balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table summarizes our annual exposure to a change in interest rates:

	March 31, 2026			December 31, 2025
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgage loans:
Variable rate (1)	$601,883	5.17%	$3,583	$600,899	5.19%
Fixed rate (2)	1,019,751	5.17%	—	1,020,690	5.17%
	$1,621,634		$3,583	$1,621,589
Revolving credit facility and term loans:
Revolving credit facility (3)	$230,000	5.27%	$2,332	$205,000	5.46%
Tranche A-1 Term Loan (4)	200,000	5.44%	—	200,000	5.44%
Tranche A-2 Term Loan (4)	400,000	4.30%	—	400,000	4.30%
2023 Term Loan (4)	120,000	5.51%	—	120,000	5.51%
	$950,000		$2,332	$925,000
Pro rata share of debt of unconsolidated real estate ventures (contractual balances):
Variable rate (1)	$35,000	5.01%	$252	$35,000	5.04%
(1)	Includes variable rate mortgage loans with interest rate cap agreements. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of March 31, 2026, one-month term SOFR was 3.66%. The impact of these interest rate caps is reflected in our calculation of the annual effect of a 1% change in base rates, as applicable.
(2)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(3)	As of March 31, 2026, daily SOFR was 3.68%. The interest rate for our revolving credit facility excludes a 0.20% facility fee.
(4)	As of March 31, 2026 and December 31, 2025, the outstanding balance was fixed by interest rate swap agreements. The interest rate swaps fix SOFR at a weighted average interest rate of 4.00% for the Tranche A-1 Term Loan, 2.81% for the Tranche A-2 Term Loan and 4.01% for the 2023 Term Loan. See Note 7 to the financial statements for additional information.

The fair value of our mortgage loans is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of March 31, 2026 and December 31, 2025, the estimated fair value of our consolidated debt was $2.6 billion and $2.5 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

As of March 31, 2026 and December 31, 2025, we had interest rate swap and cap agreements with an aggregate notional value of $1.3 billion, which were designated as effective hedges. The fair value of our interest rate swaps and caps designated as effective hedges primarily consisted of assets totaling $7.7 million and $7.0 million as of March 31, 2026 and December 31, 2025, included in "Other assets, net" in our balance sheets, and liabilities totaling $3.1 million and $6.4 million as of March 31, 2026 and December 31, 2025, included in "Other liabilities, net" in our balance sheets.

Non-Designated Derivatives

Certain derivative financial instruments, consisting of interest rate cap agreements, do not meet the accounting requirements to be classified as hedging instruments. These derivatives are carried at their estimated fair value on a recurring basis with realized and unrealized gains (losses) recorded in "Interest expense" in our statements of operations. As of March 31, 2026 and December 31, 2025, we had various interest rate cap agreements with an aggregate notional value of $167.5 million, which were non-designated derivatives. The fair value of our interest rate cap agreements, which were non-designated derivatives, consisted of assets totaling $6.6 million and $6.1 million as of March 31, 2026 and December 31, 2025, included in "Other assets, net" in our balance sheets, and liabilities totaling $6.5 million and $6.0 million as of March 31, 2026 and December 31, 2025, included in "Other liabilities, net" in our balance sheets.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc., a provider of revenue management systems, numerous multifamily rental companies, and 14 owners and/or operators of multifamily housing in the District of Columbia, including JBG Associates, L.L.C., one of our subsidiaries, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data. The District of Columbia is seeking monetary damages, equitable relief, attorneys’ fees, interest and costs. While we intend to vigorously defend against this lawsuit, we are unable to predict the outcome or estimate the amount of loss, if any, that may result from the lawsuit. While we do not believe that these proceedings will have a material adverse effect on our financial condition, we cannot give assurance that the proceedings will not have a material effect on our results of operations or cash flows in the event of a negative outcome.

We, along with multiple other parties, are named defendants in a lawsuit arising out of a condominium development project known as Wardman Tower in Washington, D.C. The lawsuit was filed by the Wardman Tower Residential Condominium Unit Owners Association in the Superior Court of the District of Columbia on November 25, 2020. The lawsuit seeks damages resulting primarily from alleged construction and design deficiencies, alleged misrepresentations and claims alleged under the D.C. CPPA. The lawsuit seeks $185.0 million in compensatory damages, plus treble damages related to the CPPA claims, and attorneys' fees and costs. The bench trial began on November 10, 2025 and concluded on March 5, 2026. The court has not issued a ruling as of the date of this filing. The Wardman Tower project was designed and constructed by other parties and achieved substantial completion prior to our formation. We were not involved in any way with the project but one of our subsidiary entities, that was recently made a defendant in the litigation, had previously entered into a project management agreement with the project owner. We deny liability for the claims asserted and have vigorously defended ourselves against the claims alleged in the litigation. However, no assurance can be given that the matter will be resolved favorably.

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

ITEM 1A. RISK FACTORS

The following risk factor updates and supplements the risk factors contained in our Annual Report.

We may be unable to anticipate or fail to adequately mitigate against increasingly sophisticated methods to engage in illegal or fraudulent activities against us.

Despite any defensive measures we take to manage threats to our business, our risk and exposure to potential illegal or fraudulent schemes remain heightened because of, among other things, the evolving nature of such threats in light of advances in artificial intelligence, new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts, or other events or developments that we may be unable to anticipate or fail to adequately mitigate. For example, in the first quarter of 2026, we were the victim of a criminal fraud scheme involving AI-enabled employee impersonation, which resulted in fraudulently induced wire transfers. While we do not expect the fraud to have a material impact on our business, we have borne, and will continue to bear additional expenses in connection with the remediation and investigation of the fraud. Fraudulent activities committed against us could disrupt our operations, have an adverse effect on our financial results, subject us to substantial legal proceedings and potential liability, result in a material loss of business and/or significantly harm our reputation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.

(c)	Purchases of equity securities by the issuer and affiliated purchasers:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under the Plan Or Programs
January 1, 2026 - January 31, 2026	204,431	$16.78	204,431	$425,041,786
February 1, 2026 - February 28, 2026	550,479	16.21	550,479	416,118,337
March 1, 2026 - March 31, 2026	884,703	14.71	884,703	403,104,542
Total for the three months ended March 31, 2026	1,639,613	15.47	1,639,613
Program total since inception in March 2020 (1)	85,265,341	18.73	85,265,341
(1)	During the second quarter of 2026, through May 1, 2026, we repurchased and retired 182,184 common shares for $2.6 million, a weighted average purchase price per share of $14.36, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

Except for the below, during the three months ended March 31, 2026, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

On December 12, 2025, Robert A. Stewart, our former trustee, adopted a trading arrangement for the sale of our common shares that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "Rule 10b-5 Trading Plan"). Mr. Stewart’s Rule 10b-5 Trading Plan, which provided for the sale of up to 200,000 common shares pursuant to the terms of the plan, starting on March 16, 2026 and expiring on December 31, 2026, was terminated on February 26, 2026, in accordance with the terms of the plan.

2026 Annual Meeting Voting Results

On April 30, 2026, we held our 2026 Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, our shareholders voted on the (i) election of eight trustees to our Board of Trustees (the "Board") to serve until our 2027 annual meeting of shareholders, (ii) approval, on a non-binding advisory basis, of the compensation of the named executive officers and (iii) ratification of the appointment of Deloitte & Touche LLP ("Deloitte") as our independent registered public accounting firm for the fiscal year ending December 31, 2026. The proposals are described in detail in our Proxy Statement for the Annual Meeting, which was filed with the SEC on March 18, 2026. The final voting results for each proposal are set forth below.

Proposal 1: Election of Trustees

At the Annual Meeting, our shareholders elected eight trustees to our Board to serve until the 2027 annual meeting of shareholders and until their respective successors have been duly elected and qualified. The table below sets forth the voting results for each trustee nominee:

Nominee	Votes For	Votes Against	Abstentions	Broker Non-Votes
Phyllis R. Caldwell	60,679,207	532,659	173,563	3,642,010
Scott A. Estes	60,995,494	378,237	11,698	3,642,010
Alan S. Forman	60,303,933	1,041,459	40,037	3,642,010
Michael J. Glosserman	60,809,390	564,703	11,336	3,642,010
W. Matthew Kelly	60,228,843	1,118,432	38,154	3,642,010
Alisa M. Mall	60,612,848	564,799	207,782	3,642,010
William J. Mulrow	60,452,069	923,943	9,417	3,642,010
D. Ellen Shuman	60,897,584	476,385	11,460	3,642,010

Proposal 2: Advisory Vote on Executive Compensation

At the Annual Meeting, our shareholders voted affirmatively on a non-binding resolution to approve the compensation of our named executive officers. The table below sets forth the voting results for this proposal:

Votes For	Votes Against	Abstentions	Broker Non-Votes
58,745,931	2,118,908	520,590	3,642,010

Proposal 3: Ratification of the Appointment of Independent Registered Public Accounting Firm

At the Annual Meeting, our shareholders ratified the appointment of Deloitte to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2026. The table below sets forth the voting results for this proposal:

Votes For	Votes Against	Abstentions
64,326,460	647,088	53,891

ITEM 6. EXHIBITS

(a) Exhibit Index

Exhibits	Description
3.1	Declaration of Trust of JBG SMITH Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 21, 2017).
3.2	Articles Supplementary to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 6, 2018).
3.3	Articles of Amendment to Declaration of Trust of JBG SMITH Properties (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K, filed on May 3, 2018).
3.4

Articles Supplementary Establishing and Fixing the Rights and Preferences of a Class of Shares of Beneficial Interest (incorporated by reference to Exhibit 3.4 in our Quarterly Report on Form 10-Q, filed on October 28, 2025).

3.5	Second Amended and Restated Bylaws of JBG SMITH Properties, effective August 3, 2023 (incorporated by reference to Exhibit 3.4 in our Current Report on Form 10-Q, filed on August 8, 2023).
10.1†	Form of 2026 JBG SMITH Properties Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K, filed on February 17, 2026).
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
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

JBG SMITH Properties

Date:	May 5, 2026	/s/ M. Moina Banerjee
M. Moina Banerjee
Co-President and Chief Financial Officer
(Principal Financial Officer)

JBG SMITH Properties

Date:	May 5, 2026	/s/ Angela Valdes
Angela Valdes
Chief Accounting Officer
(Principal Accounting Officer)