Form 10-Q
period 2026-06-30
JBG SMITH Properties
filed 2026-08-10
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, JBG SMITH Properties had 58,575,671 common shares outstanding and 16,042,777 Class B common shares outstanding.

JBG SMITH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value amounts)

	June 30, 2026	December 31, 2025
ASSETS
Real estate, at cost:
Land and improvements	$987,802	$1,019,967
Buildings and improvements	4,016,401	3,973,514
Construction in progress, including land	111,275	175,673
	5,115,478	5,169,154
Less: accumulated depreciation	(1,478,008)	(1,408,641)
Real estate, net	3,637,470	3,760,513
Cash and cash equivalents	74,803	75,270
Restricted cash	33,264	28,020
Tenant and other receivables	25,141	21,810
Deferred rent receivable	187,747	182,891
Investments in unconsolidated real estate ventures	115,603	105,711
Deferred leasing costs, net	63,246	66,356
Intangible assets, net	11,497	30,333
Other assets, net	112,064	117,287
TOTAL ASSETS	$4,260,835	$4,388,191

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans, net	$1,601,618	$1,579,158
Revolving credit facility	210,000	205,000
Term loans, net	718,832	718,408
Accounts payable and accrued expenses	65,630	84,748
Other liabilities, net	94,057	131,945
Total liabilities	2,690,137	2,719,259
Commitments and contingencies
Redeemable noncontrolling interests	492,712	511,342
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized; none issued	—	—
Common shares, $0.01 par value - 470,000 shares authorized; 58,426 and 59,527 shares issued and outstanding as of June 30, 2026 and December 31, 2025	585	596
Class B common shares, $0.01 par value - 30,000 shares authorized; 16,094 and 13,645 shares issued and outstanding as of June 30, 2026 and December 31, 2025	161	136
Additional paid-in capital	2,328,305	2,338,881
Accumulated deficit	(1,268,511)	(1,180,410)
Accumulated other comprehensive income (loss)	5,873	(1,613)
Total shareholders' equity of JBG SMITH Properties	1,066,413	1,157,590
Noncontrolling interests	11,573	—
Total equity	1,077,986	1,157,590
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$4,260,835	$4,388,191

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE
Property rental	$106,632	$106,509	$212,488	$208,008
Third-party real estate services, including reimbursements	17,002	14,805	34,210	29,719
Other revenue	5,741	5,165	10,279	9,438
Total revenue	129,375	126,479	256,977	247,165
EXPENSES
Depreciation and amortization	44,791	47,560	90,096	95,147
Property operating	35,964	34,875	72,182	68,312
Real estate taxes	12,309	12,651	24,355	24,823
General and administrative:
Corporate and other	15,404	16,720	30,691	32,277
Third-party real estate services	16,364	13,562	33,362	29,633
Transaction and other costs	685	2,846	10,526	4,757
Total expenses	125,517	128,214	261,212	254,949
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate ventures, net	(586)	1,091	(960)	499
Interest and other income, net	4,658	698	6,058	1,223
Interest expense	(36,029)	(35,571)	(71,577)	(70,771)
Gain (loss) on the sale of real estate, net	(285)	41,832	20,790	42,369
Gain (loss) on the extinguishment of debt, net	—	2,234	—	(2,402)
Impairment loss	(44,065)	(31,813)	(45,565)	(40,296)
Total other income (expense)	(76,307)	(21,529)	(91,254)	(69,378)
LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT	(72,449)	(23,264)	(95,489)	(77,162)
Income tax (expense) benefit	—	83	(7)	283
NET LOSS	(72,449)	(23,181)	(95,496)	(76,879)
Net loss attributable to redeemable noncontrolling interests	13,381	3,940	17,731	11,918
Net income attributable to noncontrolling interests	(87)	—	(87)	—
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(59,155)	$(19,241)	$(77,852)	$(64,961)
LOSS PER COMMON SHARE - BASIC AND DILUTED	$(1.03)	$(0.29)	$(1.34)	$(0.87)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	58,284	68,287	58,676	74,867

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET LOSS	$(72,449)	$(23,181)	$(95,496)	$(76,879)
OTHER COMPREHENSIVE INCOME (LOSS)
Change in fair value of derivative financial instruments	4,577	(3,447)	10,064	(12,612)
Reclassification of net income on derivative financial instruments from accumulated other comprehensive income (loss) into interest expense	(201)	(4,668)	(516)	(6,330)
Total other comprehensive income (loss)	4,376	(8,115)	9,548	(18,942)
COMPREHENSIVE LOSS	(68,073)	(31,296)	(85,948)	(95,821)
Net loss attributable to redeemable noncontrolling interests	13,381	3,940	17,731	11,918
Net income attributable to noncontrolling interests	(87)	—	(87)	—
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	(944)	1,562	(2,062)	3,446
COMPREHENSIVE LOSS ATTRIBUTABLE TO JBG SMITH PROPERTIES	$(55,723)	$(25,794)	$(70,366)	$(80,457)

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

							Accumulated
							Other
			Class B		Additional		Comprehensive	Non-
	Common Shares		Common Shares		Paid-In	Accumulated	Income	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Interests	Equity
BALANCE AS OF MARCH 31, 2026	58,413	$585	16,124	$161	$2,335,815	$(1,199,107)	$2,441	$—	$1,139,895
Net income (loss) attributable to common shareholders and noncontrolling interests	—	—	—	—	—	(59,155)	—	87	(59,068)
Issuance of Class B common shares ("Class B Shares")	—	—	157	2	(2)	—	—	—	—
Redemption of common limited partnership units ("OP Units")	203	2	(187)	(2)	2,909	—	—	—	2,909
Common shares repurchased	(208)	(2)	—	—	(2,998)	—	—	—	(3,000)
Common shares issued pursuant to employee incentive compensation plan and Employee Share Purchase Plan ("ESPP")	18	—	—	—	691	—	—	—	691
Dividends declared on common shares ($0.175 per common share)	—	—	—	—	—	(10,249)	—	—	(10,249)
Sale of interest in consolidated real estate venture	—	—	—	—	127	—	—	11,686	11,813
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(200)	(200)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	—	—	(8,237)	—	(944)	—	(9,181)
Total other comprehensive income	—	—	—	—	—	—	4,376	—	4,376
BALANCE AS OF JUNE 30, 2026	58,426	$585	16,094	$161	$2,328,305	$(1,268,511)	$5,873	$11,573	$1,077,986

BALANCE AS OF MARCH 31, 2025	73,033	$731	—	$—	$2,607,115	$(1,043,003)	$6,149	$—	$1,570,992
Net loss attributable to common shareholders	—	—	—	—	—	(19,241)	—	—	(19,241)
Redemption of OP Units	65	1	—	—	1,134	—	—	—	1,135
Common shares repurchased	(11,175)	(112)	—	—	(185,001)	—	—	—	(185,113)
Common shares issued pursuant to employee incentive compensation plan and ESPP	22	—	—	—	680	—	—	—	680
Dividends declared on common shares ($0.175 per common share)	—	—	—	—	—	(12,434)	—	—	(12,434)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	—	—	(26,673)	—	1,562	—	(25,111)
Total other comprehensive loss	—	—	—	—	—	—	(8,115)	—	(8,115)
BALANCE AS OF JUNE 30, 2025	61,945	$620	—	$—	$2,397,255	$(1,074,678)	$(404)	$—	$1,322,793

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

							Accumulated
							Other
			Class B		Additional		Comprehensive	Non-
	Common Shares		Common Shares		Paid-In	Accumulated	Income	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Interests	Equity
BALANCE AS OF DECEMBER 31, 2025	59,527	$596	13,645	$136	$2,338,881	$(1,180,410)	$(1,613)	$—	$1,157,590
Net income (loss) attributable to common shareholders and noncontrolling interests	—	—	—	—	—	(77,852)	—	87	(77,765)
Issuance of Class B Shares	—	—	3,117	32	(32)	—	—	—	—
Redemption of OP Units	672	7	(668)	(7)	9,957	—	—	—	9,957
Common shares repurchased	(1,848)	(18)	—	—	(28,383)	—	—	—	(28,401)
Common shares issued pursuant to employee incentive compensation plan and ESPP	75	—	—	—	1,072	—	—	—	1,072
Dividends declared on common shares ($0.175 per common share)	—	—	—	—	—	(10,249)	—	—	(10,249)
Sale of interest in consolidated real estate venture	—	—	—	—	127	—	—	11,686	11,813
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(200)	(200)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	—	—	6,683	—	(2,062)	—	4,621
Total other comprehensive income	—	—	—	—	—	—	9,548	—	9,548
BALANCE AS OF JUNE 30, 2026	58,426	$585	16,094	$161	$2,328,305	$(1,268,511)	$5,873	$11,573	$1,077,986

BALANCE AS OF DECEMBER 31, 2024	84,500	$846	—	$—	$2,790,403	$(997,283)	$15,092	$—	$1,809,058
Net loss attributable to common shareholders	—	—	—	—	—	(64,961)	—	—	(64,961)
Redemption of OP Units	712	8	—	—	10,846	—	—	—	10,854
Common shares repurchased	(23,329)	(234)	—	—	(372,614)	—	—	—	(372,848)
Common shares issued pursuant to employee incentive compensation plan and ESPP	62	—	—	—	1,244	—	—	—	1,244
Dividends declared on common shares ($0.175 per common share)	—	—	—	—	—	(12,434)	—	—	(12,434)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	—	—	(32,624)	—	3,446	—	(29,178)
Total other comprehensive loss	—	—	—	—	—	—	(18,942)	—	(18,942)
BALANCE AS OF JUNE 30, 2025	61,945	$620	—	$—	$2,397,255	$(1,074,678)	$(404)	$—	$1,322,793

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(95,496)	$(76,879)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	16,980	14,887
Depreciation and amortization expense, including amortization of deferred financing costs	93,915	98,829
Deferred rent	(4,820)	(5,544)
(Income) loss from unconsolidated real estate ventures, net	960	(499)
Amortization (accretion) of market lease intangibles, net	164	(34)
Amortization of lease incentives	1,022	6,940
Loss on the extinguishment of debt, net	—	5,053
Impairment loss	45,565	40,296
Gain on the sale of real estate, net	(20,790)	(42,369)
Loss on operating lease and other receivables	375	957
(Income) loss from investments, net	(4,321)	270
Return on capital from unconsolidated real estate ventures	881	864
Other non-cash items	152	2,148
Changes in operating assets and liabilities:
Tenant and other receivables	(3,706)	1,104
Other assets, net	1,215	(1,915)
Accounts payable and accrued expenses	(10,011)	(12,213)
Other liabilities, net	(2,841)	(143)
Net cash provided by operating activities	19,244	31,752
INVESTING ACTIVITIES
Development costs, construction in progress and real estate additions	(43,145)	(62,417)
Acquisition of real estate	—	(42,713)
Proceeds from the sale of real estate	46,582	381,607
Proceeds from derivative financial instruments	3,631	4,967
Payments on derivative financial instruments	—	(7,995)
Distributions of capital from unconsolidated real estate ventures and other investments	3,977	701
Investments in unconsolidated real estate ventures and other investments	(4,096)	(3,426)
Net cash provided by investing activities	6,949	270,724
FINANCING ACTIVITIES
Borrowings under mortgage loans	24,391	275,027
Borrowings under revolving credit facility	85,000	631,000
Repayments of mortgage loans	(3,008)	(505,897)
Repayments of revolving credit facility	(80,000)	(490,000)
Proceeds from derivative financial instruments	—	7,835
Payments on derivative financial instruments	(1,581)	(2,161)
Debt issuance and modification costs	(1,109)	(5,207)
Redemption of noncontrolling interests	(1,077)	—
Proceeds from common shares issued pursuant to ESPP	452	487
Common shares repurchased	(28,401)	(372,848)
Dividends paid to common shareholders	(20,666)	(27,221)
Distributions to redeemable noncontrolling interests	(7,030)	(5,721)
Proceeds from the sale of interest in consolidated real estate venture	11,813	100,000
Distributions to noncontrolling interests	(200)	—
Net cash used in financing activities	(21,416)	(394,706)

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Net increase (decrease) in cash and cash equivalents, and restricted cash	$4,777	$(92,230)
Cash and cash equivalents, and restricted cash, beginning of period	103,290	183,192
Cash and cash equivalents, and restricted cash, end of period	$108,067	$90,962

CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD
Cash and cash equivalents	$74,803	$61,432
Restricted cash	33,264	29,530
Cash and cash equivalents, and restricted cash	$108,067	$90,962

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION
Cash paid for interest (net of capitalized interest of $778 and $3,128 in 2026 and 2025)	$65,815	$62,995
Accrued capital expenditures	27,639	36,479
Write-off of fully depreciated assets	13,242	17,805
Cash paid for income taxes	7	61
Contribution of land to unconsolidated real estate venture	9,906	—
Redemption of OP Units for common shares	11,034	10,854
Redeemable noncontrolling interests redemption value adjustment	(6,683)	32,624
Cash paid for amounts included in the measurement of lease liabilities for operating leases	2,712	3,329

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Organization and Basis of Presentation

Organization

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust, owns, operates and develops mixed-use properties concentrated in amenity-rich, Metro-served submarkets in and around Washington, D.C., most notably National Landing, where through our focus on placemaking, we cultivate vibrant, highly amenitized, walkable neighborhoods. Approximately 77.0% of our portfolio is in the National Landing submarket in Northern Virginia. In addition, our third-party real estate services business provides fee-based real estate services.

Substantially all our assets are held by, and our operations are conducted through JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of June 30, 2026, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 81.8% of its OP Units, after giving effect to the conversion of certain vested long-term incentive partnership units ("LTIP Units") that are convertible into OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our 33.5% subordinated interest in four commercial buildings (the "Fortress Assets"), as well as the associated non-recourse mortgage loans, held through an unconsolidated real estate venture; the interest and debt are excluded because our investment in the real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate venture, and we have not guaranteed its obligations or otherwise committed to providing financial support.

As of June 30, 2026, our Operating Portfolio consisted of 38 operating assets comprising 15 multifamily assets totaling 6,519 units (6,333 units at our share), 22 commercial assets totaling 7.3 million square feet (6.7 million square feet at our share) and one wholly owned land asset for which we are the ground lessor. Additionally, we had one under-construction multifamily asset with 195 units (59 units at our share), and our development pipeline, which consists of owned and entitled land on which we have the potential to commence construction subject to completion of design and/or market conditions, totaled 4.8 million square feet (3.5 million square feet at our share) of estimated potential development density. Our development pipeline excludes unentitled land parcels and land parcels controlled through an option agreement.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 17, 2026 ("Annual Report").

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of June 30, 2026 and December 31, 2025, and for the three and six months ended June 30, 2026 and 2025. References to our balance sheets refer to our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. References to our statements of operations refer to our condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025. References to our statements of comprehensive loss refer to our condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2026 and 2025.

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

3.Dispositions

The following table summarizes disposition activity for the six months ended June 30, 2026:

					Gain (Loss)
			Gross	Cash	on the Sale
			Sales	Proceeds	of Real
Date Disposed	Assets	Segment	Price	from Sale	Estate

			(In thousands)
February 11, 2026	Development Parcel	Other	$50,705	$46,582	$21,075
May 20, 2026	2200 Crystal Drive (1)	Other	9,906	—	(285)
					$20,790
(1)	We sold an interest in the development parcel. See Note 4 for additional information.

In April 2026, we formed a real estate venture to recapitalize Tysons Dulles Plaza, a 491,494-square-foot commercial asset in Tysons, Virginia, with a total valuation of $43.6 million, in which we sold a 50.0% noncontrolling interest. In connection with the transaction, the real estate venture entered into a three-year, interest-only $37.9 million mortgage loan with an interest rate of Secured Overnight Financing Rate ("SOFR") plus 2.10%, of which $20.0 million was drawn at closing. We retained management of the asset and continue to account for the asset on a consolidated basis with our venture partners' share reflected in noncontrolling interests.

4.Investments in Unconsolidated Real Estate Ventures

The following table summarizes the composition of our investments in unconsolidated real estate ventures:

	Effective
	Ownership
Real Estate Venture	Interest (1)	June 30, 2026	December 31, 2025

		(In thousands)
J.P. Morgan Global Alternatives ("J.P. Morgan") (2)	50.0%	$72,310	$71,550
Dulles View Venture	60.0%	18,591	18,536
2200 Crystal Venture (3) (4)	30.0%	10,534	—
4747 Bethesda Venture	20.0%	7,035	8,085
Brandywine Realty Trust	30.0%	6,990	6,968
Other		143	572
Total investments in unconsolidated real estate ventures (5) (6)		$115,603	$105,711
(1)	Reflects our effective ownership interests as of June 30, 2026. We have multiple investments with certain venture partners in the underlying real estate.
(2)	J.P. Morgan is the advisor for an institutional investor.
(3)	In May 2026, we formed an unconsolidated real estate venture to recapitalize 2200 Crystal Drive, an office building in Arlington, Virginia, which the venture is converting into a 195-unit multifamily asset. We contributed 2200 Crystal Drive and cash, valued at $10.7 million, to the real estate venture, and our venture partner has committed to contribute $25.0 million for a 70.0% interest, which is expected to reduce our ownership interest from 100.0% at the formation of the real estate venture to 30.0% when all contributions are funded. We are the developer and the property manager of the asset. In connection with the transaction, the real estate venture entered into a four-year mortgage loan with a maximum principal balance of $55.0 million and an interest rate of SOFR plus 2.00%. As of June 30, 2026, there were no draws on the mortgage loan.
(4)	Ownership percentage reflects expected dilution of our ownership interest as contributions are funded by our real estate venture partner during the construction of the asset. As of June 30, 2026, our ownership interest was 77.2%.
(5)	Excludes the Fortress Assets. See Note 1 for more information.
(6)	As of June 30, 2026 and December 31, 2025, our total investments in unconsolidated real estate ventures were greater than our share of the net book value of the underlying assets by $2.2 million and $2.0 million, resulting primarily from capitalized interest and differences in the timing of the recognition of our share of development fees.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $2.9 million and $5.6 million for the three and six months ended June 30, 2026, and $2.7 million and $5.6 million for the three and six months ended June 30, 2025 in connection with these services.

The following table summarizes the debt of our unconsolidated real estate ventures:

	Effective
	Interest Rate (1)	June 30, 2026	December 31, 2025

		(In thousands)
Mortgage loans (2)	5.00%	$175,000	$175,000
Unamortized deferred financing costs and premium / discount, net		(1,738)	(3,084)
Mortgage loans, net (3)		$173,262	$171,916
(1)	Effective interest rate as of June 30, 2026.
(2)	Includes variable rate mortgage loans with interest rate cap agreements.
(3)	Excludes mortgage loans related to the Fortress Assets.

The following tables summarize financial information for our unconsolidated real estate ventures:

	June 30, 2026	December 31, 2025

	(In thousands)
Combined balance sheet information: (1)
Real estate, net	$385,711	$374,760
Other assets, net	57,609	56,566
Total assets	$443,320	$431,326

Mortgage loans, net	$173,262	$171,916
Other liabilities, net	25,044	22,303
Total liabilities	198,306	194,219
Total equity	245,014	237,107
Total liabilities and equity	$443,320	$431,326

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Combined income statement information: (1)
Total revenue	$7,742	$8,266	$16,026	$16,578
Operating income (2)	940	5,285	2,528	6,648
Net income (loss) (2)	(1,885)	1,340	(3,122)	(1,087)
(1)	Excludes the Fortress Assets.
(2)	Includes a $3.0 million gain for the three and six months ended June 30, 2025 related to a prior year disposition.

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

Unconsolidated VIEs

As of June 30, 2026 and December 31, 2025, we had interests in entities deemed to be unconsolidated VIEs. Although we may be responsible for managing the day-to-day operations of these investees, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. We account for our investment in these entities under the equity method. As of June 30, 2026 and December 31, 2025, the net carrying amounts of our investment in these entities were $89.8 million and $79.0 million, which were included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income (loss) of unconsolidated VIEs was included in "Income (loss) from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees, as applicable. See Note 17 for additional information.

Consolidated VIEs

JBG SMITH LP is our most significant consolidated VIE. We hold 81.8% of the limited partnership interest in JBG SMITH LP, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management. The noncontrolling interest holders of JBG SMITH LP do not have substantive liquidation rights, substantive kick-out rights without cause or substantive participating rights that could be exercised by a simple majority of noncontrolling interest limited partners (including by such a limited partner unilaterally). Because the noncontrolling interest holders do not have these rights, JBG SMITH LP is a VIE. As general partner, we have the power to direct the activities of JBG SMITH LP that most significantly affect its economic performance, and through our majority interest, we have both the right to receive benefits from and the obligation to absorb losses of JBG SMITH LP. Accordingly, we are the primary beneficiary of JBG SMITH LP and consolidate it in our financial statements. Because we conduct our business through JBG SMITH LP, its total assets and liabilities comprise substantially all of our consolidated assets and liabilities.

6.Other Assets, Net

The following table summarizes other assets, net:

	June 30, 2026	December 31, 2025

	(In thousands)
Prepaid expenses	$2,486	$9,648
Derivative financial instruments, at fair value	15,290	13,094
Deferred financing costs, net	2,902	4,362
Operating lease right-of-use assets	40,159	41,491
Investments in funds (1)	34,389	30,555
Other investments (2)	12,390	13,828
Other	4,448	4,309
Total other assets, net	$112,064	$117,287

(1)	Consists of investments in real estate-focused technology companies, which are recorded at their fair value based on their reported net asset value. The following table summarizes unrealized and realized gains (losses), which were included in "Interest and other income, net" in our statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Unrealized gains (losses)	$4,261	$242	$4,497	$(283)
Realized losses	(124)	(144)	(297)	—

(2)	Primarily consists of equity investments in the Washington Housing Initiative ("WHI") Impact Pool and the LEO Impact Housing Fund. See Note 18 for additional information.

7.Debt

Mortgage Loans

The following table summarizes mortgage loans:

	Weighted Average
	Effective
	Interest Rate (1)	June 30, 2026	December 31, 2025

		(In thousands)
Variable rate (2)	5.19%	$624,113	$600,899
Fixed rate (3)	5.13%	1,018,858	1,020,690
Mortgage loans		1,642,971	1,621,589
Unamortized deferred financing costs and premium / discount, net (4)		(41,353)	(42,431)
Mortgage loans, net		$1,601,618	$1,579,158
(1)	Weighted average effective interest rate as of June 30, 2026.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.19%, and the weighted average maturity date of the interest rate caps is in the fourth quarter of 2026. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of June 30, 2026, one-month term SOFR was 3.65%.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(4)	As of June 30, 2026 and December 31, 2025, includes a discount of $29.6 million related to the 1101 17th Street mortgage loan.

As of June 30, 2026 and December 31, 2025, the net carrying value of real estate collateralizing our mortgage loans totaled $1.7 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity.

As of June 30, 2026 and December 31, 2025, we had various interest rate swap and cap agreements on certain mortgage loans with an aggregate notional value of $756.0 million. See Note 15 for additional information.

Revolving Credit Facility and Term Loans

As of June 30, 2026 and December 31, 2025, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2027, a $400.0 million term loan ("Tranche A-2 Term Loan") maturing in January 2028 and a $120.0 million term loan ("2023 Term Loan") maturing in June 2028. We have the option to increase the $750.0 million revolving credit facility or add term loans up to $500.0 million. The revolving credit facility has two six-month extension options.

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

The following table summarizes amounts outstanding under the revolving credit facility and term loans:

	Effective
	Interest Rate (1)	June 30, 2026	December 31, 2025

		(In thousands)
Revolving credit facility (2) (3)	5.27%	$210,000	$205,000

Tranche A-1 Term Loan (4)	5.44%	$200,000	$200,000
Tranche A-2 Term Loan (5)	4.30%	400,000	400,000
2023 Term Loan (6)	5.51%	120,000	120,000
Term loans		720,000	720,000
Unamortized deferred financing costs, net		(1,168)	(1,592)
Term loans, net		$718,832	$718,408
(1)	Effective interest rate as of June 30, 2026. The interest rate for our revolving credit facility excludes a 0.20% facility fee.
(2)	As of June 30, 2026, daily SOFR was 3.68%. As of June 30, 2026 and December 31, 2025, letters of credit totaling $13.8 million and $4.8 million were outstanding under our revolving credit facility.
(3)	As of June 30, 2026 and December 31, 2025, excludes $2.9 million and $4.4 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our balance sheets.
(4)	The interest rate swaps fix SOFR at a weighted average interest rate of 4.00% through the maturity date.
(5)	The interest rate swaps fix SOFR at a weighted average interest rate of 2.81% through the maturity date.
(6)	The interest rate swap fixes SOFR at an interest rate of 4.01% through the maturity date.

8.Other Liabilities, Net

The following table summarizes other liabilities, net:

	June 30, 2026	December 31, 2025

	(In thousands)
Lease intangible liabilities, net	$1,581	$1,789
Lease incentive liabilities	6,189	8,333
Liabilities related to operating lease right-of-use assets	39,445	40,764
Prepaid rent	12,968	13,936
Security deposits	12,459	13,135
Environmental liabilities (1)	5,778	17,468
Dividends payable	—	13,124
Derivative financial instruments, at fair value	7,361	12,350
Accrual for loss contingencies	743	2,500
Other	7,533	8,546
Total other liabilities, net	$94,057	$131,945

(1)	In connection with the sale of a development parcel in February 2026, environmental liabilities of $11.7 million were relieved.

9.Redeemable Noncontrolling Interests

JBG SMITH LP

OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. Vested LTIP Units are convertible into OP Units. During the six months ended June 30, 2026 and 2025, unitholders redeemed 740,955 and 712,735 OP Units. As of June 30, 2026, outstanding OP Units and convertible LTIP Units totaled 13.0 million, representing an 18.2% ownership interest in JBG SMITH LP. Our OP Units and certain vested LTIP Units are presented at the higher of their redemption value or their carrying value, with adjustments to the redemption value recognized in "Additional paid-in capital" in our balance sheets. Redemption value per OP Unit is equivalent to the market value of one of our common shares at the end of the period. During the third quarter of 2026 and through August 5, 2026, unitholders redeemed 149,742 OP Units and LTIP Units, which we elected to redeem for an equivalent number of our common shares. Upon issuance of such common shares, any Class B shares associated with the redeemed OP Units and LTIP Units were automatically cancelled.

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

The following table summarizes the activity of redeemable noncontrolling interests:

	Three Months Ended June 30,
	2026			2025
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance, beginning of period	$381,546	$113,274	$494,820	$418,236	$—	$418,236
Redemptions	(3,209)	—	(3,209)	(1,135)	—	(1,135)
LTIP Units issued in lieu of cash compensation (1)	974	—	974	974	—	974
Net income (loss)	(13,323)	(58)	(13,381)	(3,962)	22	(3,940)
Other comprehensive income (loss)	944	—	944	(1,562)	—	(1,562)
Contributions (distributions), net	(2,909)	(684)	(3,593)	(2,898)	100,000	97,102
Share-based compensation expense	7,920	—	7,920	6,855	—	6,855
Adjustment to redemption value	7,674	563	8,237	12,695	13,978	26,673
Balance, end of period	$379,617	$113,095	$492,712	$429,203	$114,000	$543,203

	Six Months Ended June 30,
	2026			2025
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance, beginning of period	$397,831	$113,511	$511,342	$423,632	$—	$423,632
Redemptions	(11,034)	—	(11,034)	(10,854)	—	(10,854)
LTIP Units issued in lieu of cash compensation (1)	4,250	—	4,250	3,048	—	3,048
Net income (loss)	(17,600)	(131)	(17,731)	(11,940)	22	(11,918)
Other comprehensive income (loss)	2,062	—	2,062	(3,446)	—	(3,446)
Contributions (distributions), net	(2,909)	(1,414)	(4,323)	(2,898)	100,000	97,102
Share-based compensation expense	14,829	—	14,829	13,015	—	13,015
Adjustment to redemption value	(7,812)	1,129	(6,683)	18,646	13,978	32,624
Balance, end of period	$379,617	$113,095	$492,712	$429,203	$114,000	$543,203
(1)	See Note 11 for additional information.

10.Property Rental Revenue

The following table summarizes property rental revenue from our non-cancellable leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Fixed	$98,740	$98,904	$196,539	$192,892
Variable	7,892	7,605	15,949	15,116
Property rental revenue	$106,632	$106,509	$212,488	$208,008

11.Share-Based Payments

LTIP Units and Time-Based LTIP Units

During the six months ended June 30, 2026, we granted to certain employees 1.2 million LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") and a weighted average grant-date fair value of $14.87 per unit that vest ratably over four years subject to continued employment and require a three-year post vesting hold for named executive officers ("NEOs"). Compensation expense for these units is primarily recognized over a four-year period.

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

The aggregate grant-date fair value of the Time-Based LTIP Units and the LTIP Units granted during the six months ended June 30, 2026 was $22.7 million. The Time-Based LTIP Units and the LTIP Units were valued based on the closing common share price on the grant date, less a discount for post-grant restrictions. The discount was determined using Monte Carlo simulations based on the following significant assumptions:

Expected volatility	31.0 % to 36.0%
Risk-free interest rate	3.5% to 4.1%
Post-grant restriction periods	2 to 7 years

Appreciation-Only LTIP Units ("AO LTIP Units")

In January 2026, we granted to certain employees 603,614 performance-based AO LTIP Units with a grant-date fair value of $2.70 per unit. The AO LTIP Units provide for a share of appreciation determined by the increase in the value of a common share at the time of conversion over the participation threshold of $18.37. The AO LTIP Units are subject to a total shareholder return modifier whereby the number of AO LTIP Units that will ultimately be earned will be increased or reduced by a flat 25.0%. The AO LTIP Units have a three-year performance period with 50.0% of the AO LTIP Units earned vesting at the end of the three-year performance period and the remaining 50.0% vesting on the fourth anniversary of the grant date, subject to continued employment. The AO LTIP Units granted expire on the fifth anniversary of their grant date.

The aggregate grant-date fair value of the AO LTIP Units granted during the six months ended June 30, 2026 was $1.6 million, valued using Monte Carlo simulations based on the following significant assumptions:

Expected volatility	32.0%
Dividend yield	4.1%
Risk-free interest rate	3.7%

Performance-Based LTIP Units

In January 2026, we granted to our NEOs 566,250 performance-based LTIP Units with share price appreciation targets ("Share Price Performance LTIP Units") and a grant-date fair value of $10.79 per unit that vest 50.0% on the third anniversary of the grant date and 50.0% on the fourth anniversary of the grant date, subject to continued employment, based on achieving stated share prices over a five-year performance period that commences on the first anniversary of the grant date. The Share Price Performance LTIP Units are earned only if the shares trade at or above a threshold price for 60 consecutive days during the performance period. The threshold prices are $20, $22, $24, $26, and $28, at each of which 20.0% of the award is earned. Compensation expense for these units is being recognized over a four-year period.

The aggregate grant-date fair value of the Share Price Performance LTIP Units granted during the six months ended June 30, 2026 was $6.1 million, valued using Monte Carlo simulations based on the following significant assumptions:

Expected volatility	36.0%
Dividend yield	3.8%
Risk-free interest rate	3.8%

In January 2026, we also issued 975,914 performance-based LTIP Units with net operating income ("NOI") targets ("NOI-Based LTIP Units") to certain employees. The NOI-Based LTIP Units vest at the end of a three-year performance period contingent on our achievement of NOI targets. Achievement of NOI targets, set and measured annually by the Compensation Committee, may earn based on threshold (25.0%), target (50.0%), and maximum (100.0%) performance levels, based on the average of the performance achieved during the three-year performance period. The awards vest at the end of the performance period in February 2029 subject to Compensation Committee approval and continued employment. As the performance goals for subsequent years were not set at the time of issuance, the awards are not considered granted for accounting purposes and, therefore, do not have a grant-date fair value. Accordingly, compensation expense for the awards is expected to be recognized beginning in 2028, when all the targets are known and a grant-date fair value is established. The total unrecognized compensation expense related to unvested share-based payment arrangements disclosed below excludes the NOI-Based LTIP Units issued in 2026 and 2025.

Restricted Share Units ("RSUs")

During the six months ended June 30, 2026, we granted to certain non-executive employees 101,968 time-based RSUs with a grant-date fair value of $16.59 per unit. Vesting requirements and compensation expense recognition for the RSUs are primarily consistent with those of the Time-Based LTIP Units granted in 2026. The aggregate grant-date fair value of the RSUs was $1.7 million. The RSUs were valued based on the closing common share price on the grant date.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	X	2026	2025

	(In thousands)
Time-Based LTIP Units	$5,285	$4,616		$10,496	$9,429
AO LTIP Units and Performance-Based LTIP Units	1,735	1,339		3,433	2,686
LTIP Units	900	900		900	900
Other equity awards (1)	1,263	1,226		2,614	2,503
Total share-based compensation expense	9,183	8,081		17,443	15,518
Less: amount capitalized	(236)	(359)		(463)	(631)
Share-based compensation expense	$8,947	$7,722		$16,980	$14,887
(1)	Primarily comprising compensation expense for: (i) fully vested LTIP Units issued to certain employees in lieu of all or a portion of any cash bonuses earned, (ii) RSUs and (iii) shares issued under our ESPP.

As of June 30, 2026, we had $25.5 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 2.1 years.

12.Transaction and Other Costs

The following table summarizes transaction and other costs:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	X	2026	2025

	(In thousands)
Completed, potential and pursued transaction expenses (1)	$480	$1,888		$607	$2,562
Severance and other costs	197	705		391	1,779
Demolition costs	8	253		63	416
Employee impersonation fraud loss (2)	—	—		9,465	—
Transaction and other costs	$685	$2,846		$10,526	$4,757
(1)	Primarily consists of deal costs and legal costs related to pursued transactions.
(2)	During the first quarter of 2026, we were the victim of a criminal fraud scheme involving AI-enabled employee impersonation which led to fraudulently induced wire transfers resulting in a loss of $9.5 million, net of insurance recoveries.

13.Interest Expense

The following table summarizes interest expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	X	2026	2025

	(In thousands)
Interest expense before capitalized interest	$33,299	$34,285		$66,195	$67,773
Amortization of deferred financing costs	3,124	3,699		6,176	7,845
Net unrealized gain on non-designated derivatives	(16)	(23)		(16)	(55)
Capitalized interest	(378)	(2,390)		(778)	(4,792)
Interest expense	$36,029	$35,571		$71,577	$70,771

14.Shareholders' Equity and Loss Per Common Share

Common Shares Repurchased

Our Board of Trustees has authorized the repurchase of up to $2.0 billion of our outstanding common shares. During the three and six months ended June 30, 2026, we repurchased and retired 208,565 and 1.8 million common shares for $3.0 million and $28.4 million, a weighted average purchase price per share of $14.37 and $15.35. During the three and six months ended June 30, 2025, we repurchased and retired 11.2 million and 23.3 million common shares for $184.9 million and $372.4 million, a weighted average purchase price per share of $16.54 and $15.96. Since we began the share repurchase program through June 30, 2026, we have repurchased and retired 85.5 million common shares for $1.6 billion, a weighted average purchase price per share of $18.72.

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

Class B Shares, held by certain LTIP Unit and OP Unit holders, are entitled to vote on all matters submitted to our shareholders, with common shares and Class B Shares voting as a single class. Class B Shares are automatically cancelled upon the redemption of each corresponding OP Unit. Class B Shares are not listed on any national securities exchange, and do not have any economic rights or rights to any dividends, distributions or proceeds upon our liquidation. Similarly, the Class B Shares are excluded from the calculation of earnings (loss) per common share as they do not participate in profits or losses.

The following table summarizes the calculation of basic and diluted loss per common share and reconciles net loss to the amounts of net loss attributable to common shareholders used in calculating basic and diluted loss per common share:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	X	2026	2025

	(In thousands, except per share amounts)
Net loss	$(72,449)	$(23,181)		$(95,496)	$(76,879)
Net loss attributable to redeemable noncontrolling interests	13,381	3,940		17,731	11,918
Net income attributable to noncontrolling interests	(87)	—		(87)	—
Net loss attributable to common shareholders	(59,155)	(19,241)		(77,852)	(64,961)
Distributions to participating securities	(638)	(454)		(638)	(454)
Net loss available to common shareholders - basic and diluted	$(59,793)	$(19,695)		$(78,490)	$(65,415)

Weighted average number of common shares outstanding - basic and diluted	58,284	68,287		58,676	74,867

Loss per common share - basic and diluted	$(1.03)	$(0.29)		$(1.34)	$(0.87)

The effect of the redemption of OP Units, Time-Based LTIP Units, fully vested LTIP Units and special equity awards that were outstanding as of June 30, 2026 and 2025 is excluded in the computation of diluted loss per common share as the assumed redemption of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted loss per share). OP Units, Time-Based LTIP Units, fully vested LTIP Units and special equity awards, which are held by noncontrolling interests, are attributed income at an identical proportion to the common shareholders. AO LTIP Units, Performance-Based LTIP Units, formation awards and RSUs, which totaled 8.8 million for the three and six months ended June 30, 2026, and 7.9 million and 8.0 million for the three and six months ended June 30, 2025, were excluded from the calculation of diluted loss per common share as they were antidilutive, but could be dilutive in the future.

Dividends Declared in July 2026

On July 30, 2026, our Board of Trustees declared a quarterly dividend of $0.175 per common share, payable on August 27, 2026 to shareholders of record as of August 13, 2026.

15.Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments.

As of June 30, 2026 and December 31, 2025, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized gain (loss) on our derivative financial instruments designated as effective hedges was $6.0 million and ($3.6) million as of June 30, 2026 and December 31, 2025 and was recorded in "Accumulated other comprehensive income (loss)" in our balance sheets, of which a portion was allocated to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $3.7 million of the net unrealized gain as a decrease to interest expense.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
June 30, 2026
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$8,273	—	$8,273	—
Classified as liabilities in "Other liabilities, net"	462	—	462	—
Non-designated derivatives:
Classified as assets in "Other assets, net"	7,017	—	7,017	—
Classified as liabilities in "Other liabilities, net"	6,899	—	6,899	—

December 31, 2025
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$6,969	—	$6,969	—
Classified as liabilities in "Other liabilities, net"	6,352	—	6,352	—
Non-designated derivatives:
Classified as assets in "Other assets, net"	6,125	—	6,125	—
Classified as liabilities in "Other liabilities, net"	5,998	—	5,998	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2026 and December 31, 2025, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains (losses) included in "Other comprehensive (income) loss" in our statements of comprehensive loss for the three and six months ended June 30, 2026 and 2025 were attributable to the net change in unrealized gains (losses) related to effective derivative financial instruments that were outstanding during those periods, none of which were reported in our statements of operations as the derivative financial instruments were documented and qualified as hedging instruments. Realized and unrealized gains (losses) related to non-designated hedges were included in "Interest expense" in our statements of operations.

Fair Value Measurements on a Nonrecurring Basis

Our real estate assets are reviewed for impairment whenever there are changes in circumstances or indicators that the carrying amount of the assets may not be recoverable. Real estate held for sale is carried at the lower of carrying amounts or estimated fair value less disposal costs.

As of June 30, 2026, we determined that the future development of a pre-development project was no longer probable and the carrying amount of the asset was not recoverable. As a result, we recorded an impairment loss of $44.1 million during the three months ended June 30, 2026, which was included in "Impairment loss" in our statement of operations, related to previously capitalized costs associated with the pre-development project, of which $17.1 million was recorded as part of the formation transaction in 2017. Additionally, during the six months ended June 30, 2026, in connection with our continued marketing of a land parcel for sale, we determined its carrying value exceeded the estimated $3.8 million fair value, which was estimated using a market approach and was classified as Level 2 in the fair value hierarchy. During the six months ended June 30, 2026, we recognized impairment losses totaling $45.6 million, which were included in "Impairment loss" in our statement of operations.

Financial Assets and Liabilities Not Measured at Fair Value

As of June 30, 2026 and December 31, 2025, all financial assets and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	June 30, 2026		December 31, 2025
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgage loans	$1,642,971	$1,626,002	$1,621,589	$1,615,279
Revolving credit facility	210,000	209,496	205,000	204,344
Term loans	720,000	717,693	720,000	717,455
(1)	The carrying amount consists of principal only.

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

The following tables summarize NOI at our share for our multifamily and commercial segments, including a reconciliation to our total NOI at our share:

	Three Months Ended June 30, 2026
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$48,765	$49,659	$98,424
Other property revenue	799	4,825	5,624
Total property revenue	49,564	54,484	104,048
Property expense:
Real estate taxes	6,562	5,045	11,607
Payroll	3,651	3,259	6,910
Utilities	3,696	3,344	7,040
Repairs and maintenance	5,869	5,399	11,268
Other property operating	3,210	2,962	6,172
Total property expense	22,988	20,009	42,997
NOI from reportable segments	$26,576	$34,475	61,051
Other NOI (1)			26
NOI			$61,077
	Three Months Ended June 30, 2025
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$53,563	$51,683	$105,246
Other property revenue	654	4,568	5,222
Total property revenue	54,217	56,251	110,468
Property expense:
Real estate taxes	6,165	5,803	11,968
Payroll	3,845	3,102	6,947
Utilities	3,776	2,768	6,544
Repairs and maintenance	6,276	5,233	11,509
Other property operating	3,188	4,384	7,572
Total property expense	23,250	21,290	44,540
NOI from reportable segments	$30,967	$34,961	65,928
Other NOI (1)			(295)
NOI			$65,633

	Six Months Ended June 30, 2026
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$96,481	$105,549	$202,030
Other property revenue	1,407	8,645	10,052
Total property revenue	97,888	114,194	212,082
Property expense:
Real estate taxes	12,867	9,925	22,792
Payroll	7,455	6,691	14,146
Utilities	7,802	8,387	16,189
Repairs and maintenance	10,606	10,614	21,220
Other property operating	6,212	9,325	15,537
Total property expense	44,942	44,942	89,884
NOI from reportable segments	$52,946	$69,252	122,198
Other NOI (1)			(200)
NOI			$121,998

	Six Months Ended June 30, 2025
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$108,165	$101,440	$209,605
Other property revenue	1,275	8,304	9,579
Total property revenue	109,440	109,744	219,184
Property expense:
Real estate taxes	11,736	11,395	23,131
Payroll	7,587	6,109	13,696
Utilities	7,694	6,170	13,864
Repairs and maintenance	11,713	9,705	21,418
Other property operating	6,233	8,532	14,765
Total property expense	44,963	41,911	86,874
NOI from reportable segments	$64,477	$67,833	132,310
Other NOI (1)			(1,392)
NOI			$130,918
(1)	Includes activity related to development assets and land assets for which we are the ground lessor.

The following table summarizes our third-party real estate services business at our share:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	X	2026	2025

	(In thousands, at our share)
Property management fees	$3,509	$3,279		$6,865	$6,640
Asset management fees	1,149	706		2,226	1,286
Development fees	550	464		919	987
Leasing fees	338	1,099		706	1,753
Construction management fees	245	267		464	498
Other service revenue	1,361	1,035		2,480	2,070
Third-party real estate services revenue, excluding reimbursements	7,152	6,850		13,660	13,234
Third-party real estate services expenses, excluding reimbursements	6,246	5,397		12,285	12,633
Net third-party real estate services, excluding reimbursements	$906	$1,453		$1,375	$601

The following table reconciles revenue at our share to total revenue per the statements of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	X	2026	2025

	(In thousands)
Total property revenue at our share	$104,048	$110,468		$212,082	$219,184
Third-party real estate services revenue, excluding reimbursements, at our share	7,152	6,850		13,660	13,234
Reimbursement revenue (1)	10,066	7,775		20,710	16,049
Our share of revenue attributable to unconsolidated real estate ventures	(1,898)	(2,151)		(4,001)	(4,257)
Real estate venture partner’s share of revenue attributable to consolidated real estate ventures	2,818	508		4,296	508
Other property revenue	3,197	1,354		2,839	3,089
Other adjustments (2)	3,992	1,675		7,391	(642)
Total revenue per statements of operations	$129,375	$126,479		$256,977	$247,165
(1)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.
(2)	Adjustment to include deferred rent, above/below market lease amortization/accretion, commercial lease termination revenue and lease incentive amortization.

The following table reconciles NOI at our share to loss before income tax (expense) benefit:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	X	2026	2025

	(In thousands)
NOI at our share	$61,077	$65,633		$121,998	$130,918
Net third-party real estate services, excluding reimbursements, at our share	906	1,453		1,375	601
Add:
Income (loss) from unconsolidated real estate ventures, net	(586)	1,091		(960)	499
Interest and other income, net	4,658	698		6,058	1,223
Gain (loss) on the sale of real estate, net	(285)	41,832		20,790	42,369
Less:
Depreciation and amortization expense	44,791	47,560		90,096	95,147
General and administrative expense: corporate and other	15,404	16,720		30,691	32,277
Transaction and other costs	685	2,846		10,526	4,757
Interest expense	36,029	35,571		71,577	70,771
(Gain) loss on the extinguishment of debt, net	—	(2,234)		—	2,402
Impairment loss	44,065	31,813		45,565	40,296
Adjustments:
Our share of net third-party real estate services attributable to real estate ventures	(268)	(210)		(527)	(515)
NOI attributable to unconsolidated real estate ventures at our share	(1,172)	(1,287)		(2,397)	(2,277)
Real estate venture partner’s share of NOI attributable to consolidated real estate ventures	1,822	272		2,623	272
Non-cash rent adjustments (1)	2,925	(71)		4,645	(2,510)
Other adjustments (2)	(552)	(399)		(639)	(2,092)
Total adjustments	2,755	(1,695)		3,705	(7,122)
Loss before income tax (expense) benefit	$(72,449)	$(23,264)		$(95,489)	$(77,162)
(1)	Adjustment to include deferred rent, above/below market lease amortization/accretion and lease incentive amortization.
(2)	Adjustment to include payments associated with assumed lease liabilities related to operating properties and to exclude commercial lease termination revenue, related party management fees, corporate entity activity and inter-segment activity.

17.Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $102.0 million per occurrence and in the aggregate, and property and rental value insurance coverage with limits of $1.0 billion per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of our properties. We also maintain coverage, through our wholly owned captive insurance subsidiary, for a portion of the first loss on the above limits and for both conventional terrorist acts and for nuclear, biological, chemical or radiological terrorism events with limits of $2.0 billion per occurrence. We maintain entity-level insurance with a coverage limit of $70.0 million and other insurance policies with specific coverages totaling over $50.0 million. These policies are partially reinsured by third-party insurance providers.

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

Construction Commitments

As of June 30, 2026, we have construction commitments related to 2200 Crystal Drive, an unconsolidated multifamily asset under construction, that, based on our current plans and estimates, require an additional $18.0 million at our share to complete over the next three years, which the real estate venture expects to finance with debt proceeds.

Environmental Matters

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any conditions identified by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $5.8 million and $17.5 million as of June 30, 2026 and December 31, 2025, and were included in "Other liabilities, net" in our balance sheets.

Legal Proceedings

In November 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc., a provider of revenue management systems, numerous multifamily rental companies, and 14 owners and/or operators of multifamily housing in the District of Columbia, including JBG Associates, L.L.C., one of our subsidiaries, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data. The District of Columbia is seeking monetary damages, equitable relief, attorneys’ fees, interest and costs. While we continue to vigorously defend against this lawsuit, we are unable to predict the outcome or estimate the amount of loss, if any, that may result from the lawsuit. While we do not believe that these proceedings will have a material adverse effect on our financial condition, we cannot give assurance that the proceedings will not have a material effect on our results of operations or cash flows in the event of a negative outcome.

We, along with multiple other parties, are named defendants in a lawsuit arising out of a condominium development project known as Wardman Tower in Washington, D.C. The lawsuit was filed by the Wardman Tower Residential Condominium Unit Owners Association in the Superior Court of the District of Columbia on November 25, 2020. The lawsuit seeks damages resulting primarily from alleged construction and design deficiencies, and alleged misrepresentations and omissions, including claims under the D.C. Consumer Protection Procedures Act ("CPPA"). The Wardman Tower project was designed and constructed by other parties and was substantially complete prior to our formation. We have never had any ownership interest in the project. One of our subsidiary entities, which was only made a defendant in the litigation during the trial, had acted under a project management agreement with the project owner. The lawsuit sought compensatory damages and asked that those damages be trebled under the CPPA, plus attorneys' fees.

The bench trial began on November 10, 2025, and the last witness testified on March 5, 2026. On July 31, 2026, the Court entered judgment in favor of Wardman Tower Residential Condominium Unit Owners Association, found damages in the amount of $118.7 million, and ordered the defendants, which include us, to pay treble that amount, or approximately $356.1 million in damages, plus attorneys’ fees in an amount to be determined. We believe the judgment against us, including its conclusion that we are liable for acts of employees of a subsidiary providing services under a project management agreement between the project owner and another subsidiary, is not supported by the facts of the case or applicable law regarding corporate separateness. We believe there are substantial grounds to challenge both the liability findings against us and the size and trebling of the award, and intend to appeal the judgment promptly, and continue to defend ourselves vigorously in this matter. The timing and success of any appeal is uncertain, and we cannot be certain of the ultimate outcome of the case.

In assessing whether we should accrue a liability in our financial statements as a result of the judgment, we considered various factors, including the legal and factual circumstances of the case, the trial record, applicable law, the views of legal counsel and the likelihood of successful appeals. As a result of this review, we concluded that a loss attributable to us from this case is not probable at this time and, therefore, a liability has not been recorded with respect to this case as of June 30, 2026. While we believe it is not probable a loss will occur, the existence of the judgement indicates that it is reasonably possible that a loss could occur. The estimate of the possible range of loss is $0 to the $356.1 million judgment, plus attorneys’ fees in an amount to be determined and post-judgment interest that will accrue during the appeal. Additional developments in the lawsuit could affect these assumptions, and therefore, the amount of any accrual.

We anticipate that one or more bonds will be posted by the defendants to stay enforcement of the judgment pending the expected appeal, and to the extent we are required to collateralize any portion of the bonds, it may impact our liquidity.

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

Other

As of June 30, 2026, we had committed tenant-related obligations totaling $39.8 million ($36.6 million related to our consolidated entities and $3.2 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (i) guarantee portions of the principal, interest and other amounts in connection with borrowings, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings, or (iii) provide guarantees to lenders and other third parties for the completion and stabilization of development projects. We customarily have agreements with our outside venture partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. At times, we also have agreements with certain of our outside venture partners whereby we agree to either indemnify the partners and/or the associated ventures with respect to certain contingent liabilities associated with operating assets or to reimburse our partner for its share of any payments made by them under certain guarantees. Guarantees (excluding environmental) customarily terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. Amounts that we may be required to pay in future periods in relation to guarantees associated with budget overruns or operating losses are not estimable. As of June 30, 2026, we had no principal payment guarantees related to our unconsolidated real estate ventures.

Additionally, with respect to borrowings of our consolidated entities, we may agree to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion and stabilization of development projects. As of June 30, 2026, we had principal payment guarantees related to our consolidated real estate assets of $9.9 million.

As of June 30, 2026, we had unfunded capital commitments totaling $4.6 million related to our investments in real estate-focused technology companies and $3.1 million related to our investments in the WHI Impact Pool and the LEO Impact Housing Fund. See Note 18 for additional information.

18.Transactions with Related Parties

LEO Impact Capital ("LEO"), our workforce housing platform dedicated to acquiring, financing and operating multifamily housing in high impact neighborhoods to preserve affordability for middle-income residents, manages the WHI Impact Pool and the LEO Impact Housing Fund. The WHI Impact Pool completed fundraising in 2020 with capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million. Additionally, in 2025, LEO had an initial closing of its multi-market fund, the LEO Impact Housing Fund, totaling $43.5 million ($64.5 million including accordions), which included a commitment from us of $1.3 million. As of June 30, 2026, our remaining unfunded commitments totaled $3.1 million.

Our third-party real estate services business provides fee-based real estate services to third parties, including the legacy funds formerly organized by The JBG Companies ("JBG") (the "JBG Legacy Funds"). The third-party real estate services revenue, including expense reimbursements, from the WHI Impact Pool, the LEO Impact Housing Fund, the JBG Legacy Funds and their affiliates, was $2.4 million and $4.7 million for the three and six months ended June 30, 2026, and $2.3 million and $4.9 million for the three and six months ended June 30, 2025. As of June 30, 2026 and December 31, 2025, we had receivables from the WHI Impact Pool, the LEO Impact Housing Fund, the JBG Legacy Funds and their affiliates totaling $1.1 million and $951,000 for such services.

We lease our corporate offices from an unconsolidated real estate venture, in which we have a 20.0% interest, and incurred $1.3 million and $2.7 million of rent expense for the three and six months ended June 30, 2026, and $1.3 million and $2.6 million of rent expense for the three and six months ended June 30, 2025, which was included in "General and administrative expense" in our statements of operations.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $1.6 million and $3.7 million for the three and six months ended June 30, 2026, and $2.1 million and $4.1 million for the three and six months ended June 30, 2025, which was included in "Property operating expenses" in our statements of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. Forward-looking statements include but are not limited to our current expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including the impacts and ultimate outcome of the Wardman Park litigation and our potential need to post bonds or other forms of surety to support our legal remedies in connection with such litigation. You can find many of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "estimates," "intends," "plans," "would," "may" or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these, and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission ("SEC") on February 17, 2026 ("Annual Report"), as such factors may be updated from time to time in our periodic filings with the SEC, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and our Annual Report.

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

Substantially all our assets are held by, and our operations are conducted through JBG SMITH Properties LP, our operating partnership. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our 33.5% subordinated interest in four commercial buildings, as well as the associated non-recourse mortgage loans, held through an unconsolidated real estate venture; the interest and debt are excluded because our investment in the real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate venture, and we have not guaranteed its obligations or otherwise committed to providing financial support.

References to our financial statements refer to our unaudited condensed consolidated financial statements as of June 30, 2026 and December 31, 2025, and for the three and six months ended June 30, 2026 and 2025. References to our balance sheets refer to our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. References to our statements of operations refer to our condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025.

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

Our revenue and expenses are, to some extent, subject to seasonality during the year, which impacts quarterly net earnings, cash flows and funds from operations; this seasonality affects the sequential comparison of our results in individual quarters over time. For instance, we have historically experienced higher utility costs in the first and third quarters of the year.

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

Overview

As of June 30, 2026, our Operating Portfolio consisted of 38 operating assets comprising 15 multifamily assets totaling 6,519 units (6,333 units at our share), 22 commercial assets totaling 7.3 million square feet (6.7 million square feet at our share) and one wholly owned land asset for which we are the ground lessor. Additionally, we had one under-construction multifamily asset with 195 units (59 units at our share), and our development pipeline, which consists of owned and entitled land on which we have the potential to commence construction subject to completion of design and/or market conditions, totaled 4.8 million square feet (3.5 million square feet at our share) of estimated potential development density. Our development pipeline excludes unentitled land parcels and land parcels controlled through an option agreement.

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

Outlook

Our capital allocation strategy remains focused on enhancing long-term shareholder value and positioning our portfolio for sustained long-term net asset value ("NAV") per share growth. Drawing on our deep expertise in mixed-use, urban infill real estate, we have consistently rotated across asset classes based on relative value, cost of capital and risk-adjusted return potential. In today’s market environment, we believe that distressed office investment opportunities offer compelling economics. Consequently, we are actively pursuing new growth opportunities that align with our strategy and leverage our competitive strengths as a mixed-use owner, operator and developer. We expect to fund growth opportunities through a combination of asset sales and private equity joint ventures. During the six months ended June 30, 2026, we sold a development parcel, and we sold a 70.0% interest in 2200 Crystal Drive to an unconsolidated real estate venture for total gross sales proceeds of $60.6 million, and we recapitalized Tysons Dulles Plaza by selling a 50.0% noncontrolling interest in a consolidated real estate venture. These real estate ventures further our goal of attracting private capital partners to scale and diversify our distressed office investment strategy and fund the construction of multifamily assets in our development pipeline while also enhancing the efficiency of our platform with incremental fee revenue and potential carried interest income.

We intend to continue to opportunistically sell or recapitalize assets (which may be multifamily, commercial and/or retail assets) as well as land sites where a ground lease or joint venture execution may represent the most attractive path to maximizing value.

In 2026, we began to see some modest improvement in our multifamily portfolio leasing, which had experienced softness largely as a result of job losses primarily in the District of Columbia in 2025 due to federal government spending cuts and a hiring freeze. Our same store multifamily portfolio was 94.3% leased as of June 30, 2026, up 80 basis points as compared to March 31, 2026. Our same store multifamily portfolio was 92.0% occupied as of June 30, 2026, flat as compared to March 31, 2026. During the second quarter of 2026, effective rents, which represent the average change in rental rates versus expiring rental rates net of concessions, decreased by 9.5% for new leases and increased by 2.8% upon renewal while achieving a 55.9% renewal rate across our portfolio. We continue to make progress leasing our recently completed assets — The Grace and Reva were 90.4% leased, and The Zoe and Valen were 58.8% leased as of June 30, 2026.

Our office portfolio was 75.4% occupied as of June 30, 2026, an increase of 20 basis points as compared to March 31, 2026. During the three months ended June 30, 2026, we executed 151,000 square feet of office leases at our share. Leasing activity in our National Landing portfolio continues to be driven primarily by office users who fall into three categories (i) tenants who require secure facility space; (ii) technology-related tenants; and (iii) defense-related tenants who have long resided in this submarket. To support a healthier long-term office market in National Landing, we have reduced our office inventory by more than 25% since our formation by repurposing older, underutilized office buildings for redevelopment or conversion to multifamily housing, hospitality and other complementary uses that create a vibrant mixed-use environment. At 1900 Crystal Drive and 2001 Richmond Highway, we demolished two obsolete office buildings and developed the sites into four new multifamily assets currently in lease up — The Grace, Reva, The Zoe, and Valen. We redeveloped 1770 Crystal Drive, an aging office property, into a best-in-class office building that was 100.0% pre-leased to Amazon and remains fully leased to Amazon today. More recently, we expanded this strategy through adaptive reuse and conversion of four obsolete office buildings. We entitled 2100 Crystal Drive for conversion into a 345-key, dual-branded hotel before selling the asset to a hotel developer. We recapitalized and commenced construction on the conversion of 2200 Crystal Drive into a 195-unit multifamily asset. During the second quarter we received entitlement approval to convert 1800 and 1901 South Bell Street into multifamily, advancing the next phase of inventory reduction and repositioning within the submarket. Our leasing efforts continue to focus on buildings with long-term potential, concentrating occupancy in areas of National Landing that are accessible via multi-modal transportation and that we have enhanced through our placemaking interventions, including the recent delivery of our new office amenity hub at 2011 Crystal Drive.

We have 4.8 million square feet (3.5 million square feet at our share) of estimated potential development density in our development pipeline and intend to seek joint venture capital to fund these developments as market conditions permit.

Operating Results

Key highlights for the three and six months ended June 30, 2026 included:

●	net loss attributable to common shareholders of $59.2 million, or $1.03 per diluted common share, for the three months ended June 30, 2026 compared to $19.2 million, or $0.29 per diluted common share, for the three months ended June 30, 2025. Net loss attributable to common shareholders of $77.9 million, or $1.34 per diluted common share, for the six months ended June 30, 2026 compared to $65.0 million, or $0.87 per diluted common share, for the six months ended June 30, 2025;
●	third-party real estate services revenue, including reimbursements, of $17.0 million and $34.2 million for the three and six months ended June 30, 2026, compared to $14.8 million and $29.7 million for the three and six months ended June 30, 2025;
●	same store multifamily portfolio leased and occupied percentages (1) at our share of 94.3% and 92.0% as of June 30, 2026, compared to 93.5% and 92.0% as of March 31, 2026, and 94.7% and 92.8% as of June 30, 2025;
●	operating commercial portfolio leased and occupied percentages at our share of 78.0% and 75.4% as of June 30, 2026 compared to 76.9% and 75.2% as of March 31, 2026, and 76.5% and 74.8% as of June 30, 2025;
●	the leasing of 151,000 square feet of office leases at our share, at an initial rent (2) of $47.94 per square foot and a GAAP-basis weighted average rent per square foot (3) of $46.85 for the three months ended June 30, 2026, and the leasing of 483,000 square feet of office leases at our share, at an initial rent (2) of $46.85 per square foot and a GAAP-basis weighted average rent per square foot (3) of $46.02 for the six months ended June 30, 2026; and
●	a decrease in same store (4) net operating income ("NOI") of 4.0% to $54.8 million for the three months ended June 30, 2026 compared to $57.0 million for the three months ended June 30, 2025, and a decrease in same store (4) NOI of 4.4% to $109.1 million for the six months ended June 30, 2026 compared to $114.1 million for the six months ended June 30, 2025.
(1)	2221 S. Clark Street - Residential and 900 W Street are excluded from leased and occupied percentages as they are operated as short-term rental properties.
(2)	Represents the cash basis weighted average starting rent per square foot at our share, which excludes free rent, fixed escalations and percentage rent.
(3)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations, but excluding the effect of percentage rent.
(4)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared, excluding assets for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the six months ended June 30, 2026 included:

●	the sale of a development parcel and an interest in 2200 Crystal Drive. See Notes 3 and 4 to the financial statements for additional information;
●	the formation of a consolidated real estate venture to recapitalize Tysons Dulles Plaza. See Note 3 to the financial statements for additional information;
●	the extension of the maturity date of the Tranche A-1 Term Loan to January 2027;
●	the net borrowing of $5.0 million under our revolving credit facility;

●	the payment of dividends totaling $20.7 million and distributions to redeemable noncontrolling interests of $7.0 million;
●	the repurchase and retirement of 1.8 million of our common shares for $28.4 million, a weighted average purchase price per share of $15.35; and
●	the investment of $43.1 million in development costs, construction in progress and real estate additions.

Activity subsequent to June 30, 2026 included:

●	the declaration of a quarterly dividend of $0.175 per common share, payable on August 27, 2026 to shareholders of record as of August 13, 2026.

Critical Accounting Estimates

Our Annual Report contains a description of our critical accounting estimates, including asset acquisitions, real estate, investments in real estate ventures and revenue recognition. There have been no significant changes to our policies during the six months ended June 30, 2026.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of recent accounting pronouncements.

Results of Operations

In 2026, we sold an interest in 2200 Crystal Drive to an unconsolidated real estate venture. In 2025, we sold 8001 Woodmont, WestEnd25 and The Batley. We collectively refer to these assets as the "Disposed Properties" in the discussion below. In 2025, we acquired Tysons Dulles Plaza, which was recapitalized in April 2026 through the formation of a consolidated real estate venture, and the remaining 45.0% interest in an unconsolidated real estate venture that owned 1101 17th Street. In 2025, we began leasing The Zoe and Valen, and in 2024, we began leasing The Grace and Reva.

Comparison of the Three Months Ended June 30, 2026 to 2025

The following table summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended June 30, 2026 compared to the same period in 2025:

	Three Months Ended June 30,
	2026	2025	% Change

	(Dollars in thousands)
Property rental revenue	$106,632	$106,509	0.1%
Third-party real estate services revenue, including reimbursements	17,002	14,805	14.8%
Depreciation and amortization expense	44,791	47,560	(5.8)%
Property operating expense	35,964	34,875	3.1%
Real estate taxes expense	12,309	12,651	(2.7)%
General and administrative expense:
Corporate and other	15,404	16,720	(7.9)%
Third-party real estate services	16,364	13,562	20.7%
Interest expense	36,029	35,571	1.3%
Gain (loss) on the sale of real estate, net	(285)	41,832	(100.7)%
Impairment loss	44,065	31,813	38.5%

Property rental revenue increased by approximately $123,000, or 0.1%, to $106.6 million in 2026 from $106.5 million in 2025. The increase was primarily due to a $2.9 million increase in revenue from our commercial assets and a $1.1 million increase in other revenue, partially offset by a $3.9 million decrease in revenue from our multifamily assets. The increase in revenue from our commercial assets was primarily due to a $3.5 million increase related to the acquisition of Tysons Dulles Plaza and the consolidation of 1101 17th Street. The decrease in revenue from our multifamily assets was primarily due to a $6.8 million decrease related to the Disposed Properties and higher concessions across the portfolio, partially offset by a $3.9 million increase related to the continued lease up of The Grace, Reva, The Zoe and Valen.

Third-party real estate services revenue, including reimbursements, increased by approximately $2.2 million, or 14.8%, to $17.0 million in 2026 from $14.8 million in 2025. The increase was primarily due to a $2.1 million increase in reimbursement revenue.

Depreciation and amortization expense decreased by approximately $2.8 million, or 5.8%, to $44.8 million in 2026 from $47.6 million in 2025. The decrease was primarily due to (i) a $2.6 million decrease related to the Disposed Properties, (ii) a $1.4 million decrease related to 2011 Crystal Drive primarily due to the acceleration of depreciation for certain assets associated with an early termination in 2025 and (iii) a $1.4 million decrease related to certain assets being either fully depreciated or written off in 2025. The decrease in depreciation and amortization expense was partially offset by (iv) a $2.1 million increase as Valen was placed into service and (v) a $683,000 increase related to the acquisition of Tysons Dulles Plaza and the consolidation of 1101 17th Street.

Property operating expense increased by approximately $1.1 million, or 3.1%, to $36.0 million in 2026 from $34.9 million in 2025. The increase was primarily due to a $1.3 million increase in other property operating expense and a $130,000 increase in property operating expense from our commercial assets, partially offset by a $351,000 decrease from our multifamily assets. The increase in other property operating expense was primarily due to a $2.3 million increase associated with tenant-related construction management projects, partially offset by a $442,000 decrease related to sold development parcels. The increase in property operating expense from our commercial assets was primarily due to a $1.6 million increase related to the acquisition of Tysons Dulles Plaza and the consolidation of 1101 17th Street, partially offset by a decrease associated with tenant-related construction management projects. The decrease in property operating expense from our multifamily assets was primarily due to a $2.1 million decrease related to the Disposed Properties, partially offset by a $1.2 million increase related to the continued lease up of The Grace, Reva, The Zoe and Valen, and higher operating expenses primarily due to utilities.

Real estate taxes expense decreased by approximately $342,000, or 2.7%, to $12.3 million in 2026 from $12.7 million in 2025. The decrease was primarily due to a $782,000 decrease related to the Disposed Properties and lower property tax assessments for certain assets, partially offset by a $553,000 increase related to The Zoe and Valen, which were placed into service, and a $279,000 increase related to the acquisition of Tysons Dulles Plaza and the consolidation of 1101 17th Street.

General and administrative expense: corporate and other decreased by approximately $1.3 million, or 7.9%, to $15.4 million in 2026 from $16.7 million in 2025. The decrease was primarily due to a decrease in professional fees and other overhead expenses, partially offset by a decrease in capitalized payroll and higher compensation expenses.

General and administrative expense: third-party real estate services increased by approximately $2.8 million, or 20.7%, to $16.4 million in 2026 from $13.6 million in 2025. The increase was primarily due to higher third-party reimbursable expenses of $2.1 million and higher compensation expenses.

Interest expense increased by approximately $458,000, or 1.3%, to $36.0 million in 2026 from $35.6 million in 2025. The increase was primarily due to (i) a $2.0 million decrease in capitalized interest primarily related to Valen, which was placed into service, (ii) a $496,000 increase related to the consolidation of 1101 17th Street, (iii) a $367,000 increase due to draws on the mortgage loan related to The Zoe and Valen, and (iv) a $248,000 increase due to a new mortgage loan related to Tysons Dulles Plaza. The increase in interest expense was partially offset by (v) a $978,000 decrease related to mortgage loans on the Disposed Properties, (vi) an $865,000 decrease related to variable rate mortgage loans and (vii) a $748,000 decrease due to lower interest expense primarily on our revolving credit facility.

Loss on the sale of real estate of $285,000 in 2026 was due to the sale of an interest in 2200 Crystal Drive. Gain on the sale of real estate of $41.8 million in 2025 was primarily due to the sale of WestEnd25.

Impairment loss of $44.1 million in 2026 was related to the impairment of capitalized costs associated with a pre-development project whose future development was determined to no longer be probable as of June 30, 2026. Impairment loss of $31.8 million in 2025 was related to The Batley, which was written down to its estimated fair value.

Comparison of the Six Months Ended June 30, 2026 to 2025

The following table summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the six months ended June 30, 2026 compared to the same period in 2025:

	Six Months Ended June 30,
	2026	2025	% Change

	(Dollars in thousands)
Property rental revenue	$212,488	$208,008	2.2%
Third-party real estate services revenue, including reimbursements	34,210	29,719	15.1%
Depreciation and amortization expense	90,096	95,147	(5.3)%
Property operating expense	72,182	68,312	5.7%
Real estate taxes expense	24,355	24,823	(1.9)%
General and administrative expense:
Corporate and other	30,691	32,277	(4.9)%
Third-party real estate services	33,362	29,633	12.6%
Transaction and other costs	10,526	4,757	121.3%
Interest expense	71,577	70,771	1.1%
Gain on the sale of real estate, net	20,790	42,369	(50.9)%
Impairment loss	45,565	40,296	13.1%

Property rental revenue increased by approximately $4.5 million, or 2.2%, to $212.5 million in 2026 from $208.0 million in 2025. The increase was primarily due to a $15.6 million increase in revenue from our commercial assets, partially offset by a $9.2 million decrease in revenue from our multifamily assets and a $1.9 million decrease in other revenue. The increase in revenue from our commercial assets was primarily due to a $9.2 million increase related to the acquisition of Tysons Dulles Plaza and the consolidation of 1101 17th Street, and a $6.9 million increase related to 2011 Crystal Drive and 1550 Crystal Drive due to the acceleration of lease incentives and deferred rent, as well as the recognition of lease termination revenue, associated with early terminations. The decrease in revenue from our multifamily assets was primarily due to a $16.0 million decrease related to the Disposed Properties and lower occupancy primarily at RiverHouse Apartments, partially offset by an $8.2 million increase related to the continued lease up of The Grace, Reva, The Zoe and Valen.

Third-party real estate services revenue, including reimbursements, increased by approximately $4.5 million, or 15.1%, to $34.2 million in 2026 from $29.7 million in 2025. The increase was primarily due to a $4.4 million increase in reimbursement revenue.

Depreciation and amortization expense decreased by approximately $5.1 million, or 5.3%, to $90.1 million in 2026 from $95.1 million in 2025. The decrease was primarily due to (i) a $5.4 million decrease related to the Disposed Properties, (ii) a $3.5 million decrease related to certain assets being either fully depreciated or written off in 2025 and (iii) a $2.9 million decrease related to 2011 Crystal Drive primarily due to the acceleration of depreciation for certain assets associated with an early termination in 2025. The decrease in depreciation and amortization expense was partially offset by (iv) a $4.3 million increase related to The Zoe and Valen, which were placed into service, and (v) a $2.2 million increase related to the acquisition of Tysons Dulles Plaza and the consolidation of 1101 17th Street.

Property operating expense increased by approximately $3.9 million, or 5.7%, to $72.2 million in 2026 from $68.3 million in 2025. The increase was primarily due to a $5.1 million increase in property operating expense from our commercial assets, partially offset by a $720,000 decrease in other property operating expense and a $505,000 decrease from our multifamily assets. The increase in property operating expense from our commercial assets was primarily due to a $3.8 million increase related to the acquisition of Tysons Dulles Plaza and the consolidation of 1101 17th Street, and higher operating expenses primarily due to utilities. The decrease in other property operating expense was primarily due to a $688,000 decrease related to sold development parcels and a $388,000 decrease related to operating expenses for properties under development, partially offset by a $507,000 increase associated with tenant-related construction management projects. The decrease in property operating expense from our multifamily assets was primarily due to a $4.7 million decrease related to the Disposed Properties, partially offset by a $3.1 million increase related to the continued lease up of The Grace, Reva, The Zoe and Valen, and higher operating expenses primarily due to utilities.

Real estate taxes expense decreased by approximately $468,000, or 1.9%, to $24.4 million in 2026 from $24.8 million in 2025. The decrease was primarily due to a $1.6 million decrease related to the Disposed Properties and lower property tax assessments for certain assets, partially offset by a $1.1 million increase related to The Zoe and Valen, which were placed into service, and an $814,000 increase related to the acquisition of Tysons Dulles Plaza and the consolidation of 1101 17th Street.

General and administrative expense: corporate and other decreased by approximately $1.6 million, or 4.9%, to $30.7 million in 2026 from $32.3 million in 2025. The decrease was primarily due to a decrease in professional fees and other overhead expenses and lower compensation expenses, partially offset by a decrease in capitalized payroll.

General and administrative expense: third-party real estate services increased by approximately $3.7 million, or 12.6%, to $33.4 million in 2026 from $29.6 million in 2025. The increase was primarily due to higher third-party reimbursable expenses of $4.4 million, partially offset by lower overhead expenses.

Transaction and other costs increased by approximately $5.8 million, or 121.3%, to $10.5 million in 2026 from $4.8 million in 2025. The increase was primarily due to (i) a $9.5 million charge, net of insurance recoveries, related to a criminal fraud scheme involving AI-enabled employee impersonation, which led to fraudulently induced wire transfers, partially offset by (ii) a $2.0 million decrease in completed, potential and pursued transaction expenses, and (iii) a $1.4 million decrease in severance and other costs. See Note 12 to the financial statements for additional information.

Interest expense increased by approximately $806,000, or 1.1%, to $71.6 million in 2026 from $70.8 million in 2025. The increase was primarily due to (i) a $4.0 million decrease in capitalized interest primarily related to Valen, which was placed into service, (ii) a $1.1 million increase due to higher interest expense on our term loans and revolving credit facility, (iii) a $1.0 million increase related to the consolidation of 1101 17th Street, (iv) a $572,000 increase due to draws on the mortgage loan related to The Zoe and Valen and (v) a $248,000 increase due to a new mortgage loan related to Tysons Dulles Plaza. The increase in interest expense was partially offset by (vi) a $2.7 million decrease related to mortgage loans on the Disposed Properties, (vii) a $2.0 million decrease related to variable rate mortgage loans and (viii) a $1.4 million decrease related to the RiverHouse Apartments refinancing in March 2025.

Gain on the sale of real estate of $20.8 million in 2026 was primarily due to the sale of a development parcel. Gain on the sale of real estate of $42.4 million in 2025 was primarily due to the sale of WestEnd25.

Impairment loss of $45.6 million in 2026 was primarily related to the impairment of capitalized costs associated with a pre-development project whose future development was determined to no longer be probable as of June 30, 2026. Impairment loss of $40.3 million in 2025 was related to The Batley and a development parcel, which were written down to their estimated fair value.

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

The following table reconciles net loss attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Net loss attributable to common shareholders	$(59,155)	$(19,241)	$(77,852)	$(64,961)
Net loss attributable to redeemable noncontrolling interests	(13,381)	(3,940)	(17,731)	(11,918)
Net income attributable to noncontrolling interests	87	—	87	—
Net loss	(72,449)	(23,181)	(95,496)	(76,879)
(Gain) loss on the sale of real estate, net	285	(41,832)	(20,790)	(42,369)
Pro rata share of (gain) loss on the sale of unconsolidated real estate assets	4	(1,500)	39	(1,500)
Real estate depreciation and amortization	44,509	46,508	89,527	92,469
Impairment loss related to real estate	44,065	31,813	45,565	40,296
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	970	786	1,949	1,565
FFO attributable to noncontrolling interests in consolidated real estate ventures	(1,422)	(270)	(2,180)	(270)
FFO attributable to common limited partnership units ("OP Units")	15,962	12,324	18,614	13,312
FFO attributable to redeemable noncontrolling interests	(3,445)	(2,371)	(4,018)	(2,538)
FFO attributable to common shareholders	$12,517	$9,953	$14,596	$10,774

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

Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes disposed properties or properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. During the three months ended June 30, 2026, our same store pool was unchanged at 32 properties. During the six months ended June 30, 2026, our same store pool decreased to 32 properties from 33 properties due to 1831/1861 Wiehle Avenue being taken out of service. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same store NOI decreased $2.3 million, or 4.0%, to $54.8 million for the three months ended June 30, 2026 from $57.0 million for the same period in 2025. Same store NOI decreased $5.0 million, or 4.4%, to $109.1 million for the six months ended June 30, 2026 from $114.1 million for the same period in 2025. The decreases were substantially attributable to (i) lower rental revenue and higher real estate taxes and utilities expense in our multifamily portfolio; and (ii) lower rental revenue, partially offset by lower real estate taxes in our commercial portfolio.

The following table reconciles net loss attributable to common shareholders to NOI at our share and same store NOI at our share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Dollars in thousands)
Net loss attributable to common shareholders	$(59,155)	$(19,241)	$(77,852)	$(64,961)
Net loss attributable to redeemable noncontrolling interests	(13,381)	(3,940)	(17,731)	(11,918)
Net income attributable to noncontrolling interests	87	—	87	—
Net loss	(72,449)	(23,181)	(95,496)	(76,879)
Add:
Depreciation and amortization expense	44,791	47,560	90,096	95,147
General and administrative expense:
Corporate and other	15,404	16,720	30,691	32,277
Third-party real estate services	16,364	13,562	33,362	29,633
Transaction and other costs	685	2,846	10,526	4,757
Interest expense	36,029	35,571	71,577	70,771
(Gain) loss on the extinguishment of debt, net	—	(2,234)	—	2,402
Impairment loss	44,065	31,813	45,565	40,296
Income tax expense (benefit)	—	(83)	7	(283)
Less:
Third-party real estate services, including reimbursements revenue	17,002	14,805	34,210	29,719
Income (loss) from unconsolidated real estate ventures, net	(586)	1,091	(960)	499
Interest and other income, net	4,658	698	6,058	1,223
Gain (loss) on the sale of real estate, net	(285)	41,832	20,790	42,369
Adjustments:
NOI attributable to unconsolidated real estate ventures at our share	1,172	1,287	2,397	2,277
Real estate venture partner’s share of NOI attributable to consolidated real estate ventures	(1,822)	(272)	(2,623)	(272)
Non-cash rent adjustments (1)	(2,925)	71	(4,645)	2,510
Other adjustments (2)	552	399	639	2,092
Total adjustments	(3,023)	1,485	(4,232)	6,607
NOI at our share	61,077	65,633	121,998	130,918
Less: out-of-service NOI loss (3) (4)	(1,241)	(1,469)	(2,753)	(3,696)
Operating Portfolio NOI (4)	62,318	67,102	124,751	134,614
Non-same store NOI (4) (5)	7,555	10,085	15,662	20,549
Same store NOI (4) (6)	$54,763	$57,017	$109,089	$114,065

Change in same store NOI	(4.0%)		(4.4%)
Number of properties in same store pool	32		32
(1)	Adjustment to exclude deferred rent, above/below market lease amortization/accretion and lease incentive amortization.
(2)	Adjustment to exclude commercial lease termination revenue, related party management fees, corporate entity activity and inter-segment activity.
(3)	Includes the results of our under-construction assets, assets in the development pipeline and other land assets.

(4)	Represents amounts at our share.
(5)	Includes the results of properties that were not in-service for the entirety of both periods being compared, including disposed properties, and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(6)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared.

Reportable Segments

Our three operating and reportable segments are multifamily, commercial, and third-party real estate services. We measure and evaluate the performance of our operating segments, with the exception of the third-party real estate services business, based on NOI at our share, which includes our proportionate share of revenue and expenses attributable to real estate ventures.

The following table summarizes NOI at our share for our multifamily and commercial segments:

	Multifamily			Commercial

	Three Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change

	(Dollars in thousands, at our share)
Property rental revenue	$48,765	$53,563	(9.0)%	$49,659	$51,683	(3.9)%
Other property revenue	799	654	22.2%	4,825	4,568	5.6%
Total property revenue	49,564	54,217	(8.6)%	54,484	56,251	(3.1)%
Property expense:
Real estate taxes	6,562	6,165	6.4%	5,045	5,803	(13.1)%
Payroll	3,651	3,845	(5.0)%	3,259	3,102	5.1%
Utilities	3,696	3,776	(2.1)%	3,344	2,768	20.8%
Repairs and maintenance	5,869	6,276	(6.5)%	5,399	5,233	3.2%
Other property operating	3,210	3,188	0.7%	2,962	4,384	(32.4)%
Total property expense	22,988	23,250	(1.1)%	20,009	21,290	(6.0)%
NOI from reportable segments	$26,576	$30,967	(14.2)%	$34,475	$34,961	(1.4)%

	Multifamily			Commercial

	Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change

	(Dollars in thousands, at our share)
Property rental revenue	$96,481	$108,165	(10.8)%	$105,549	$101,440	4.1%
Other property revenue	1,407	1,275	10.4%	8,645	8,304	4.1%
Total property revenue	97,888	109,440	(10.6)%	114,194	109,744	4.1%
Property expense:
Real estate taxes	12,867	11,736	9.6%	9,925	11,395	(12.9)%
Payroll	7,455	7,587	(1.7)%	6,691	6,109	9.5%
Utilities	7,802	7,694	1.4%	8,387	6,170	35.9%
Repairs and maintenance	10,606	11,713	(9.5)%	10,614	9,705	9.4%
Other property operating	6,212	6,233	(0.3)%	9,325	8,532	9.3%
Total property expense	44,942	44,963	—	44,942	41,911	7.2%
NOI from reportable segments	$52,946	$64,477	(17.9)%	$69,252	$67,833	2.1%

Comparison of the Three Months Ended June 30, 2026 to 2025

Multifamily: Property revenue at our share decreased by $4.7 million, or 8.6%, to $49.6 million in 2026 from $54.2 million in 2025. NOI at our share decreased by $4.4 million, or 14.2%, to $26.6 million in 2026 from $31.0 million in 2025. The decreases in property revenue at our share and NOI at our share were primarily due to the Disposed Properties, partially offset by the continued lease up of The Grace, Reva, The Zoe and Valen.

Commercial: Property revenue at our share decreased by $1.8 million, or 3.1%, to $54.5 million in 2026 from $56.3 million in 2025. The decrease in property revenue at our share was primarily due to a reduction in tenant-related construction management projects, partially offset by the acquisitions of Tysons Dulles Plaza and Dulles View, and the consolidation of 1101 17th Street. NOI at our share decreased by $486,000, or 1.4%, to $34.5 million in 2026 from $35.0 million in 2025. The decrease in NOI at our share was primarily due to higher utilities across the portfolio, partially offset by the acquisitions of Tysons Dulles Plaza and Dulles View, and the consolidation of 1101 17th Street.

Comparison of the Six Months Ended June 30, 2026 to 2025

Multifamily: Property revenue at our share decreased by $11.6 million, or 10.6%, to $97.9 million in 2026 from $109.4 million in 2025. NOI at our share decreased by $11.5 million, or 17.9%, to $52.9 million in 2026 from $64.5 million in 2025. The decreases in property revenue at our share and NOI at our share were primarily due to the Disposed Properties, partially offset by the continued lease up of The Grace, Reva, The Zoe and Valen.

Commercial: Property revenue at our share increased by $4.5 million, or 4.1%, to $114.2 million in 2026 from $109.7 million in 2025. The increase in property revenue at our share was primarily due to the acquisitions of Tysons Dulles Plaza and Dulles View, and the consolidation of 1101 17th Street. NOI at our share increased by $1.4 million, or 2.1%, to $69.3 million in 2026 from $67.8 million in 2025. The increase in NOI at our share was primarily due to the acquisitions of Tysons Dulles Plaza and Dulles View, and the consolidation of 1101 17th Street, partially offset by higher property operating expenses primarily due to higher utilities across the portfolio.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands, at our share)
Property management fees	$3,509	$3,279	$6,865	$6,640
Asset management fees	1,149	706	2,226	1,286
Development fees	550	464	919	987
Leasing fees	338	1,099	706	1,753
Construction management fees	245	267	464	498
Other service revenue	1,361	1,035	2,480	2,070
Third-party real estate services revenue, excluding reimbursements	7,152	6,850	13,660	13,234
Third-party real estate services expenses, excluding reimbursements	6,246	5,397	12,285	12,633
Net third-party real estate services, excluding reimbursements	$906	$1,453	$1,375	$601

Comparison of the Three Months Ended June 30, 2026 to 2025

Third-party real estate services revenue, excluding reimbursements, increased by $302,000, or 4.4%, to $7.2 million in 2026 from $6.9 million in 2025. The increase was primarily due to a $443,000 increase in asset management fees, a $326,000 increase in other service revenue and a $230,000 increase in property management fees, partially offset by a $761,000 decrease in leasing fees. Third-party real estate services expenses, excluding reimbursements, increased by $849,000, or 15.7%, to $6.2 million in 2026 from $5.4 million in 2025. The increase was primarily due to higher compensation expenses.

Comparison of the Six Months Ended June 30, 2026 to 2025

Third-party real estate services revenue, excluding reimbursements, increased by $426,000, or 3.2%, to $13.7 million in 2026 from $13.2 million in 2025. The increase was primarily due to a $940,000 increase in asset management fees, a $410,000 increase in other service revenue and a $225,000 increase in property management fees, partially offset by a $1.0 million decrease in leasing fees. Third-party real estate services expenses, excluding reimbursements, decreased by $348,000, or 2.8%, to $12.3 million in 2026 from $12.6 million in 2025. The decrease was primarily due to lower overhead expenses, partially offset by higher compensation expenses.

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

We anticipate that one or more bonds will be posted by the defendants in connection with the litigation discussed in Note 17 to the financial statements to stay enforcement of the judgment pending the expected appeal, and to the extent we are required to collateralize any portion of the bonds, it may impact our liquidity.

Mortgage Loans

The following table summarizes mortgage loans:

	Weighted Average
	Effective
	Interest Rate (1)	June 30, 2026	December 31, 2025

		(In thousands)
Variable rate (2)	5.19%	$624,113	$600,899
Fixed rate (3)	5.13%	1,018,858	1,020,690
Mortgage loans		1,642,971	1,621,589
Unamortized deferred financing costs and premium/discount, net (4)		(41,353)	(42,431)
Mortgage loans, net		$1,601,618	$1,579,158
(1)	Weighted average effective interest rate as of June 30, 2026.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.19%, and the weighted average maturity date of the interest rate caps is in the fourth quarter of 2026. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of June 30, 2026, one-month term Secured Overnight Financing Rate ("SOFR") was 3.65%.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(4)	As of June 30, 2026 and December 31, 2025, includes a discount of $29.6 million related to the 1101 17th Street mortgage loan.

As of June 30, 2026 and December 31, 2025, the net carrying value of real estate collateralizing our mortgage loans totaled $1.7 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity.

As of June 30, 2026 and December 31, 2025, we had various interest rate swap and cap agreements on certain mortgage loans with an aggregate notional value of $756.0 million. See Note 15 to the financial statements for additional information.

Revolving Credit Facility and Term Loans

As of June 30, 2026 and December 31, 2025, our unsecured revolving credit facility and term loans totaling $1.5 billion consisted of a $750.0 million revolving credit facility maturing in June 2027, a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2027, a $400.0 million term loan ("Tranche A-2 Term Loan") maturing in January 2028 and a $120.0 million term loan ("2023 Term Loan") maturing in June 2028. We have the option to increase the $750.0 million revolving credit facility or add term loans up to $500.0 million. The revolving credit facility has two six-month extension options.

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

The following table summarizes amounts outstanding under the revolving credit facility and term loans:

	Effective
	Interest Rate (1)	June 30, 2026	December 31, 2025

		(In thousands)
Revolving credit facility (2) (3)	5.27%	$210,000	$205,000

Tranche A-1 Term Loan (4)	5.44%	$200,000	$200,000
Tranche A-2 Term Loan (5)	4.30%	400,000	400,000
2023 Term Loan (6)	5.51%	120,000	120,000
Term loans		720,000	720,000
Unamortized deferred financing costs, net		(1,168)	(1,592)
Term loans, net		$718,832	$718,408
(1)	Effective interest rate as of June 30, 2026. The interest rate for our revolving credit facility excludes a 0.20% facility fee.
(2)	As of June 30, 2026, daily SOFR was 3.68%. As of June 30, 2026 and December 31, 2025, letters of credit totaling $13.8 million and $4.8 million were outstanding under our revolving credit facility.
(3)	As of June 30, 2026 and December 31, 2025, excludes $2.9 million and $4.4 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our balance sheets.
(4)	The interest rate swaps fix SOFR at a weighted average interest rate of 4.00% through the maturity date.
(5)	The interest rate swaps fix SOFR at a weighted average interest rate of 2.81% through the maturity date.
(6)	The interest rate swap fixes SOFR at an interest rate of 4.01% through the maturity date.

Common Shares Repurchased

Our Board of Trustees has authorized the repurchase of up to $2.0 billion of our outstanding common shares. During the three and six months ended June 30, 2026, we repurchased and retired 208,565 and 1.8 million common shares for $3.0 million and $28.4 million, a weighted average purchase price per share of $14.37 and $15.35. During the three and six months ended June 30, 2025, we repurchased and retired 11.2 million and 23.3 million common shares for $184.9 million and $372.4 million, a weighted average purchase price per share of $16.54 and $15.96. Since we began the share repurchase program through June 30, 2026, we have repurchased and retired 85.5 million common shares for $1.6 billion, a weighted average purchase price per share of $18.72.

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

Material Cash Requirements

Our material cash requirements for the next 12 months and beyond are to fund:

●	normal recurring expenses;
●	debt service and principal repayment obligations, including balloon payments on maturing mortgage loans — As of June 30, 2026, we had maturities totaling $846.1 million related to our consolidated entities and $35.0 million related to our unconsolidated real estate ventures at our share scheduled to mature in 2026 and 2027;
●	capital expenditures, including major renovations, tenant improvements and leasing costs — As of June 30, 2026, we had committed tenant-related obligations totaling $39.8 million ($36.6 million related to our consolidated entities and $3.2 million related to our unconsolidated real estate ventures at our share);
●	development expenditures — As of June 30, 2026, we have construction commitments related to 2200 Crystal Drive, an unconsolidated multifamily asset under construction, that, based on our current plans and estimates, require an additional $18.0 million at our share to complete over the next three years, which the real estate venture expects to finance with debt proceeds;
●	dividends to shareholders and distributions to holders of OP Units and LTIP Units — On July 30, 2026, our Board of Trustees declared a quarterly dividend of $0.175 per common share;
●	possible common share repurchases; and
●	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests.

We expect to satisfy these needs using one or more of the following:

●	cash and cash equivalents — As of June 30, 2026, we had cash and cash equivalents of $74.8 million;
●	cash flows from operations;
●	distributions from real estate ventures;
●	borrowing capacity under our revolving credit facility — As of June 30, 2026, we had $526.2 million of undrawn capacity under our revolving credit facility;
●	proceeds from financings, joint venture capital, asset sales and recapitalizations; and
●	proceeds from the issuance of securities.

During the six months ended June 30, 2026, there were no significant changes to the material cash requirements information presented in Item 7 of Part II of our Annual Report.

See additional information in the following pages under "Commitments and Contingencies."

Summary of Cash Flows

The following summary discussion of our cash flows is based on our statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$19,244	$31,752
Net cash provided by investing activities	6,949	270,724
Net cash used in financing activities	(21,416)	(394,706)

Cash Flows for the Six Months Ended June 30, 2026

Cash and cash equivalents, and restricted cash increased $4.8 million to $108.1 million as of June 30, 2026, compared to $103.3 million as of December 31, 2025. This increase resulted from $19.2 million of net cash provided by operating activities and $6.9 million of net cash provided by investing activities, partially offset by $21.4 million of net cash used in financing activities.

Net cash provided by operating activities of $19.2 million comprised: (i) $33.7 million of net income (before $150.0 million of non-cash items and a $20.8 million gain on the sale of real estate) and (ii) $881,000 of return on capital from unconsolidated real estate ventures, partially offset by (iii) $15.3 million of net change in operating assets and liabilities. Non-cash income adjustments of $150.0 million primarily include depreciation and amortization expense, impairment loss and share-based compensation expense.

Net cash provided by investing activities of $6.9 million primarily comprised: (i) $46.6 million of proceeds from the sale of real estate, partially offset by (ii) $43.1 million of development costs, construction in progress and real estate additions.

Net cash used in financing activities of $21.4 million primarily comprised: (i) $80.0 million of repayments on the revolving credit facility, (ii) $28.4 million of common shares repurchased, (iii) $20.7 million of dividends paid to common shareholders and (iv) $7.0 million of distributions to redeemable noncontrolling interests, partially offset by (v) $85.0 million of borrowings under the revolving credit facility, (vi) $24.4 million of borrowings under mortgage loans and (vii) $11.8 million of proceeds from the sale of a noncontrolling interest in Tysons Dulles Plaza.

Unconsolidated Real Estate Ventures

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of June 30, 2026, we had investments in unconsolidated real estate ventures totaling $115.6 million. For these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.

From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (i) guarantee portions of the principal, interest and other amounts in connection with borrowings, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings or (iii) provide guarantees to lenders and other third parties for the completion and stabilization of development projects. We customarily have agreements with our outside venture partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. At times, we also have agreements with certain of our outside venture partners whereby we agree to either indemnify the partners and/or the associated ventures with respect to certain contingent liabilities associated with operating assets or to reimburse our partner for its share of any payments made by them under certain guarantees. Guarantees (excluding environmental) customarily terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. Amounts that we may be required to pay in future periods in relation to guarantees associated with budget overruns or operating losses are not estimable. As of June 30, 2026, we had no principal payment guarantees related to our unconsolidated real estate ventures.

Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $102.0 million per occurrence and in the aggregate, and property and rental value insurance coverage with limits of $1.0 billion per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of our properties. We also maintain coverage, through our wholly owned captive insurance subsidiary, for a portion of the first loss on the above limits and for both conventional terrorist acts and for nuclear, biological, chemical or radiological terrorism events with limits of $2.0 billion per occurrence. We maintain entity-level insurance with a coverage limit of $70.0 million and other insurance policies with specific coverages totaling over $50.0 million. These policies are partially reinsured by third-party insurance providers.

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

Construction Commitments

As of June 30, 2026, we have construction commitments related to 2200 Crystal Drive, an unconsolidated multifamily asset under construction, that, based on our current plans and estimates, require an additional $18.0 million at our share to complete over the next three years, which the real estate venture expects to finance with debt proceeds.

Legal Proceedings

In November 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc., a provider of revenue management systems, numerous multifamily rental companies, and 14 owners and/or operators of multifamily housing in the District of Columbia, including JBG Associates, L.L.C., one of our subsidiaries, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data. The District of Columbia is seeking monetary damages, equitable relief, attorneys’ fees, interest and costs. While we continue to vigorously defend against this lawsuit, we are unable to predict the outcome or estimate the amount of loss, if any, that may result from the lawsuit. While we do not believe that these proceedings will have a material adverse effect on our financial condition, we cannot give assurance that the proceedings will not have a material effect on our results of operations or cash flows in the event of a negative outcome.

We, along with multiple other parties, are named defendants in a lawsuit arising out of a condominium development project known as Wardman Tower in Washington, D.C. The lawsuit was filed by the Wardman Tower Residential Condominium Unit Owners Association in the Superior Court of the District of Columbia on November 25, 2020. The lawsuit seeks damages resulting primarily from alleged construction and design deficiencies, and alleged misrepresentations and omissions, including claims under the D.C. Consumer Protection Procedures Act ("CPPA"). The Wardman Tower project was designed and constructed by other parties and was substantially complete prior to our formation. We have never had any ownership interest in the project. One of our subsidiary entities, which was only made a defendant in the litigation during the trial, had acted under a project management agreement with the project owner. The lawsuit sought compensatory damages and asked that those damages be trebled under the CPPA, plus attorneys' fees.

The bench trial began on November 10, 2025, and the last witness testified on March 5, 2026. On July 31, 2026, the Court entered judgment in favor of Wardman Tower Residential Condominium Unit Owners Association, found damages in the amount of $118.7 million, and ordered the defendants, which include us, to pay treble that amount, or approximately $356.1 million in damages, plus attorneys’ fees in an amount to be determined. We believe the judgment against us, including its conclusion that we are liable for acts of employees of a subsidiary providing services under a project management agreement between the project owner and another subsidiary, is not supported by the facts of the case or applicable law regarding corporate separateness. We believe there are substantial grounds to challenge both the liability findings against us and the size and trebling of the award, and intend to appeal the judgment promptly, and continue to defend ourselves vigorously in this matter. The timing and success of any appeal is uncertain, and we cannot be certain of the ultimate outcome of the case.

In assessing whether we should accrue a liability in our financial statements as a result of the judgment, we considered various factors, including the legal and factual circumstances of the case, the trial record, applicable law, the views of legal counsel and the likelihood of successful appeals. As a result of this review, we concluded that a loss attributable to us from this case is not probable at this time and, therefore, a liability has not been recorded with respect to this case as of June 30, 2026. While we believe it is not probable a loss will occur, the existence of the judgement indicates that it is reasonably possible that a loss could occur. The estimate of the possible range of loss is $0 to the $356.1 million judgment, plus attorneys’ fees in an amount to be determined and post-judgment interest that will accrue during the appeal. Additional developments in the lawsuit could affect these assumptions, and therefore, the amount of any accrual.

We anticipate that one or more bonds will be posted by the defendants to stay enforcement of the judgment pending the expected appeal, and to the extent we are required to collateralize any portion of the bonds, it may impact our liquidity.

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

Other

As of June 30, 2026, we had committed tenant-related obligations totaling $39.8 million ($36.6 million related to our consolidated entities and $3.2 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

As of June 30, 2026, we had unfunded capital commitments totaling $4.6 million related to our investments in real estate-focused technology companies and $3.1 million related to our investments in the WHI Impact Pool and the LEO Impact Housing Fund. See Note 18 to the financial statements for additional information.

With respect to borrowings of our consolidated entities, we may agree to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion and stabilization of development projects. As of June 30, 2026, we had principal payment guarantees related to our consolidated real estate assets of $9.9 million.

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

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any conditions identified by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 17 to the financial statements, environmental liabilities totaled $5.8 million and $17.5 million as of June 30, 2026 and December 31, 2025, and were included in "Other liabilities, net" in our balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table summarizes our annual exposure to a change in interest rates:

	June 30, 2026			December 31, 2025
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgage loans:
Variable rate (1)	$624,113	5.19%	$3,836	$600,899	5.19%
Fixed rate (2)	1,018,858	5.13%	—	1,020,690	5.17%
	$1,642,971		$3,836	$1,621,589
Revolving credit facility and term loans:
Revolving credit facility (3)	$210,000	5.27%	$2,129	$205,000	5.46%
Tranche A-1 Term Loan (4)	200,000	5.44%	—	200,000	5.44%
Tranche A-2 Term Loan (4)	400,000	4.30%	—	400,000	4.30%
2023 Term Loan (4)	120,000	5.51%	—	120,000	5.51%
	$930,000		$2,129	$925,000
Pro rata share of debt of unconsolidated real estate ventures (contractual balances):
Variable rate (1)	$35,000	5.00%	$257	$35,000	5.04%
(1)	Includes variable rate mortgage loans with interest rate cap agreements. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of June 30, 2026, one-month term SOFR was 3.65%. The impact of these interest rate caps is reflected in our calculation of the annual effect of a 1% change in base rates, as applicable.
(2)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(3)	As of June 30, 2026, daily SOFR was 3.68%. The interest rate for our revolving credit facility excludes a 0.20% facility fee.
(4)	As of June 30, 2026 and December 31, 2025, the outstanding balance was fixed by interest rate swap agreements. The interest rate swaps fix SOFR at a weighted average interest rate of 4.00% for the Tranche A-1 Term Loan, 2.81% for the Tranche A-2 Term Loan and 4.01% for the 2023 Term Loan. See Note 7 to the financial statements for additional information.

The fair value of our mortgage loans is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of June 30, 2026 and December 31, 2025, the estimated fair value of our consolidated debt was $2.6 billion and $2.5 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

As of June 30, 2026 and December 31, 2025, we had interest rate swap and cap agreements with an aggregate notional value of $1.3 billion, which were designated as effective hedges. The fair value of our interest rate swaps and caps designated as effective hedges primarily consisted of assets totaling $8.3 million and $7.0 million as of June 30, 2026 and December 31, 2025, included in "Other assets, net" in our balance sheets, and liabilities totaling $462,000 and $6.4 million as of June 30, 2026 and December 31, 2025, included in "Other liabilities, net" in our balance sheets.

Non-Designated Derivatives

Certain derivative financial instruments, consisting of interest rate cap agreements, do not meet the accounting requirements to be classified as hedging instruments. These derivatives are carried at their estimated fair value on a recurring basis with realized and unrealized gains (losses) recorded in "Interest expense" in our statements of operations. As of June 30, 2026 and December 31, 2025, we had various interest rate cap agreements with an aggregate notional value of $167.5 million, which were non-designated derivatives. The fair value of our interest rate cap agreements, which were non-designated derivatives, consisted of assets totaling $7.0 million and $6.1 million as of June 30, 2026 and December 31, 2025, included in "Other assets, net" in our balance sheets, and liabilities totaling $6.9 million and $6.0 million as of June 30, 2026 and December 31, 2025, included in "Other liabilities, net" in our balance sheets.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia against RealPage, Inc., a provider of revenue management systems, numerous multifamily rental companies, and 14 owners and/or operators of multifamily housing in the District of Columbia, including JBG Associates, L.L.C., one of our subsidiaries, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data. The District of Columbia is seeking monetary damages, equitable relief, attorneys’ fees, interest and costs. While we continue to vigorously defend against this lawsuit, we are unable to predict the outcome or estimate the amount of loss, if any, that may result from the lawsuit. While we do not believe that these proceedings will have a material adverse effect on our financial condition, we cannot give assurance that the proceedings will not have a material effect on our results of operations or cash flows in the event of a negative outcome.

We, along with multiple other parties, are named defendants in a lawsuit arising out of a condominium development project known as Wardman Tower in Washington, D.C. The lawsuit was filed by the Wardman Tower Residential Condominium Unit Owners Association in the Superior Court of the District of Columbia on November 25, 2020. The lawsuit seeks damages resulting primarily from alleged construction and design deficiencies, and alleged misrepresentations and omissions, including claims under the CPPA. The Wardman Tower project was designed and constructed by other parties and was substantially complete prior to our formation. We have never had any ownership interest in the project. One of our subsidiary entities, which was only made a defendant in the litigation during the trial, had acted under a project management agreement with the project owner. The lawsuit sought compensatory damages and asked that those damages be trebled under the CPPA, plus attorneys' fees.

The bench trial began on November 10, 2025, and the last witness testified on March 5, 2026. On July 31, 2026, the Court entered judgment in favor of Wardman Tower Residential Condominium Unit Owners Association, found damages in the amount of $118.7 million, and ordered the defendants, which include us, to pay treble that amount, or approximately $356.1 million in damages, plus attorneys’ fees in an amount to be determined. We believe the judgment against us, including its conclusion that we are liable for acts of employees of a subsidiary providing services under a project management agreement between the project owner and another subsidiary, is not supported by the facts of the case or applicable law regarding corporate separateness. We believe there are substantial grounds to challenge both the liability findings against us and the size and trebling of the award, and intend to appeal the judgment promptly, and continue to defend ourselves vigorously in this matter. The timing and success of any appeal is uncertain, and we cannot be certain of the ultimate outcome of the case.

In assessing whether we should accrue a liability in our financial statements as a result of the judgment, we considered various factors, including the legal and factual circumstances of the case, the trial record, applicable law, the views of legal counsel and the likelihood of successful appeals. As a result of this review, we concluded that a loss attributable to us from this case is not probable at this time and, therefore, a liability has not been recorded with respect to this case as of June 30, 2026. While we believe it is not probable a loss will occur, the existence of the judgement indicates that it is reasonably possible that a loss could occur. The estimate of the possible range of loss is $0 to the $356.1 million judgment, plus attorneys’ fees in an amount to be determined and post-judgment interest that will accrue during the appeal. Additional developments in the lawsuit could affect these assumptions, and therefore, the amount of any accrual.

We anticipate that one or more bonds will be posted by the defendants to stay enforcement of the judgment pending the expected appeal, and to the extent we are required to collateralize any portion of the bonds, it may impact our liquidity.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report and in our Quarterly Report on Form 10-Q, filed on May 5, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of equity securities by the issuer and affiliated purchasers:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under The Plan Or Programs
April 1, 2026 - April 30, 2026	182,184	$14.36	182,184	$400,489,211
May 1, 2026 - May 31, 2026	26,381	14.45	26,381	400,107,964
June 1, 2026 - June 30, 2026	—	—	—	400,107,964
Total for the three months ended June 30, 2026	208,565	14.37	208,565
Total for the six months ended June 30, 2026	1,848,178	15.35	1,848,178
Program total since inception in March 2020	85,473,906	18.72	85,473,906

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended June 30, 2026, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

JBG SMITH Properties

Date:	August 10, 2026	/s/ M. Moina Banerjee
M. Moina Banerjee
Co-President and Chief Financial Officer
(Principal Financial Officer)

JBG SMITH Properties

Date:	August 10, 2026	/s/ Angela Valdes
Angela Valdes
Chief Accounting Officer
(Principal Accounting Officer)