Form 10-Q
period 2026-09-30
JBG SMITH Properties
filed 2026-11-06
CIK 1689796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, JBG SMITH Properties had 57,798,620 common shares outstanding and 15,766,633 Class B common shares outstanding.

JBG SMITH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2026

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

JBG SMITH PROPERTIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value amounts)

	September 30, 2026	December 31, 2025
ASSETS
Real estate, at cost:
Land and improvements	$956,369	$1,019,967
Buildings and improvements	3,882,816	3,973,514
Construction in progress, including land	107,009	175,673
	4,946,194	5,169,154
Less: accumulated depreciation	(1,469,388)	(1,408,641)
Real estate, net	3,476,806	3,760,513
Cash and cash equivalents	78,535	75,270
Restricted cash	25,498	28,020
Tenant and other receivables	27,814	21,810
Deferred rent receivable	180,748	182,891
Investments in unconsolidated real estate ventures	114,545	105,711
Deferred leasing costs, net	52,962	66,356
Intangible assets, net	10,403	30,333
Other assets, net	149,629	117,287
Assets held for sale	84,278	—
TOTAL ASSETS	$4,201,218	$4,388,191

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans, net	$1,602,125	$1,579,158
Revolving credit facility	222,000	205,000
Term loans, net	733,311	718,408
Accounts payable and accrued expenses	72,941	84,748
Other liabilities, net	99,036	131,945
Liabilities related to assets held for sale	6,268	—
Total liabilities	2,735,681	2,719,259
Commitments and contingencies
Redeemable noncontrolling interests	449,300	511,342
Shareholders' equity:
Preferred shares, $0.01 par value - 200,000 shares authorized; none issued	—	—
Common shares, $0.01 par value - 470,000 shares authorized; 58,802 and 59,527 shares issued and outstanding as of September 30, 2026 and December 31, 2025	589	596
Class B common shares, $0.01 par value - 30,000 shares authorized; 15,788 and 13,645 shares issued and outstanding as of September 30, 2026 and December 31, 2025	158	136
Additional paid-in capital	2,354,697	2,338,881
Accumulated deficit	(1,360,799)	(1,180,410)
Accumulated other comprehensive income (loss)	10,272	(1,613)
Total shareholders' equity of JBG SMITH Properties	1,004,917	1,157,590
Noncontrolling interests	11,320	—
Total equity	1,016,237	1,157,590
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$4,201,218	$4,388,191

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE
Property rental	$108,082	$103,981	$320,570	$311,989
Third-party real estate services, including reimbursements	18,270	14,711	52,480	44,430
Other revenue	6,061	5,178	16,340	14,616
Total revenue	132,413	123,870	389,390	371,035
EXPENSES
Depreciation and amortization	44,589	48,164	134,685	143,311
Property operating	39,950	36,564	112,132	104,876
Real estate taxes	10,335	12,284	34,690	37,107
General and administrative:
Corporate and other	12,546	13,214	43,237	45,491
Third-party real estate services	16,440	14,058	49,802	43,691
Transaction and other costs	964	494	11,490	5,251
Total expenses	124,824	124,778	386,036	379,727
OTHER INCOME (EXPENSE)
Loss from unconsolidated real estate ventures, net	(237)	(664)	(1,197)	(165)
Interest and other income, net	760	2,378	6,818	3,601
Interest expense	(36,838)	(34,781)	(108,415)	(105,552)
Gain (loss) on the sale of real estate, net	(213)	4,660	20,577	47,029
Loss on the extinguishment of debt, net	(2,107)	—	(2,107)	(2,402)
Impairment loss	(69,175)	(4,771)	(114,740)	(45,067)
Total other income (expense)	(107,810)	(33,178)	(199,064)	(102,556)
LOSS BEFORE INCOME TAX EXPENSE	(100,221)	(34,086)	(195,710)	(111,248)
Income tax expense	—	(926)	(7)	(643)
NET LOSS	(100,221)	(35,012)	(195,717)	(111,891)
Net loss attributable to redeemable noncontrolling interests	18,262	6,457	35,993	18,375
Net income attributable to noncontrolling interests	(47)	—	(134)	—
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(82,006)	$(28,555)	$(159,858)	$(93,516)
LOSS PER COMMON SHARE - BASIC AND DILUTED	$(1.41)	$(0.48)	$(2.75)	$(1.35)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	58,635	60,606	58,662	70,062

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET LOSS	$(100,221)	$(35,012)	$(195,717)	$(111,891)
OTHER COMPREHENSIVE INCOME (LOSS)
Change in fair value of derivative financial instruments	5,881	980	15,945	(11,632)
Reclassification of net income on derivative financial instruments from accumulated other comprehensive income (loss) into interest expense	(303)	(1,844)	(819)	(8,174)
Total other comprehensive income (loss)	5,578	(864)	15,126	(19,806)
COMPREHENSIVE LOSS	(94,643)	(35,876)	(180,591)	(131,697)
Net loss attributable to redeemable noncontrolling interests	18,262	6,457	35,993	18,375
Net income attributable to noncontrolling interests	(47)	—	(134)	—
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	(1,179)	181	(3,241)	3,627
COMPREHENSIVE LOSS ATTRIBUTABLE TO JBG SMITH PROPERTIES	$(77,607)	$(29,238)	$(147,973)	$(109,695)

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

							Accumulated
							Other
			Class B		Additional		Comprehensive	Non-
	Common Shares		Common Shares		Paid-In	Accumulated	Income	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Interests	Equity
BALANCE AS OF JUNE 30, 2026	58,426	$585	16,094	$161	$2,328,305	$(1,268,511)	$5,873	$11,573	$1,077,986
Net income (loss) attributable to common shareholders and noncontrolling interests	—	—	—	—	—	(82,006)	—	47	(81,959)
Redemption of common limited partnership units ("OP Units")	359	4	(306)	(3)	4,594	—	—	—	4,595
Common shares issued pursuant to employee incentive compensation plan and Employee Share Purchase Plan ("ESPP")	17	—	—	—	471	—	—	—	471
Dividends declared on common shares ($0.175 per common share)	—	—	—	—	—	(10,282)	—	—	(10,282)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(300)	(300)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	—	—	21,327	—	(1,179)	—	20,148
Total other comprehensive income	—	—	—	—	—	—	5,578	—	5,578
BALANCE AS OF SEPTEMBER 30, 2026	58,802	$589	15,788	$158	$2,354,697	$(1,360,799)	$10,272	$11,320	$1,016,237

BALANCE AS OF JUNE 30, 2025	61,945	$620	—	$—	$2,397,255	$(1,074,678)	$(404)	$—	$1,322,793
Net loss attributable to common shareholders	—	—	—	—	—	(28,555)	—	—	(28,555)
Redemption of OP Units	458	5	—	—	9,291	—	—	—	9,296
Common shares repurchased	(3,112)	(31)	—	—	(62,905)	—	—	—	(62,936)
Common shares issued pursuant to employee incentive compensation plan and ESPP	11	—	—	—	392	—	—	—	392
Dividends declared on common shares ($0.175 per common share)	—	—	—	—	—	(10,829)	—	—	(10,829)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	—	—	(38,897)	—	181	—	(38,716)
Total other comprehensive loss	—	—	—	—	—	—	(864)	—	(864)
BALANCE AS OF SEPTEMBER 30, 2025	59,302	$594	—	$—	$2,305,136	$(1,114,062)	$(1,087)	$—	$1,190,581

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

							Accumulated
							Other
			Class B		Additional		Comprehensive	Non-
	Common Shares		Common Shares		Paid-In	Accumulated	Income	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Interests	Equity
BALANCE AS OF DECEMBER 31, 2025	59,527	$596	13,645	$136	$2,338,881	$(1,180,410)	$(1,613)	$—	$1,157,590
Net income (loss) attributable to common shareholders and noncontrolling interests	—	—	—	—	—	(159,858)	—	134	(159,724)
Issuance of Class B common shares ("Class B Shares")	—	—	3,117	32	(32)	—	—	—	—
Redemption of OP Units	1,031	11	(974)	(10)	14,551	—	—	—	14,552
Common shares repurchased	(1,848)	(18)	—	—	(28,383)	—	—	—	(28,401)
Common shares issued pursuant to employee incentive compensation plan and ESPP	92	—	—	—	1,543	—	—	—	1,543
Dividends declared on common shares ($0.35 per common share)	—	—	—	—	—	(20,531)	—	—	(20,531)
Sale of interest in consolidated real estate venture	—	—	—	—	127	—	—	11,686	11,813
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(500)	(500)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive income allocation	—	—	—	—	28,010	—	(3,241)	—	24,769
Total other comprehensive income	—	—	—	—	—	—	15,126	—	15,126
BALANCE AS OF SEPTEMBER 30, 2026	58,802	$589	15,788	$158	$2,354,697	$(1,360,799)	$10,272	$11,320	$1,016,237

BALANCE AS OF DECEMBER 31, 2024	84,500	$846	—	$—	$2,790,403	$(997,283)	$15,092	$—	$1,809,058
Net loss attributable to common shareholders	—	—	—	—	—	(93,516)	—	—	(93,516)
Redemption of OP Units	1,170	13	—	—	20,137	—	—	—	20,150
Common shares repurchased	(26,441)	(265)	—	—	(435,519)	—	—	—	(435,784)
Common shares issued pursuant to employee incentive compensation plan and ESPP	73	—	—	—	1,636	—	—	—	1,636
Dividends declared on common shares ($0.35 per common share)	—	—	—	—	—	(23,263)	—	—	(23,263)
Redeemable noncontrolling interests redemption value adjustment and total other comprehensive loss allocation	—	—	—	—	(71,521)	—	3,627	—	(67,894)
Total other comprehensive loss	—	—	—	—	—	—	(19,806)	—	(19,806)
BALANCE AS OF SEPTEMBER 30, 2025	59,302	$594	—	$—	$2,305,136	$(1,114,062)	$(1,087)	$—	$1,190,581

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(195,717)	$(111,891)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	22,296	19,854
Depreciation and amortization expense, including amortization of deferred financing costs	140,484	148,834
Deferred rent	(7,126)	(9,653)
Loss from unconsolidated real estate ventures, net	1,197	165
Amortization of market lease intangibles, net	261	49
Amortization of lease incentives	1,611	10,458
Loss on the extinguishment of debt, net	489	5,053
Impairment loss	114,740	45,067
Gain on the sale of real estate, net	(20,577)	(47,029)
Loss on operating lease and other receivables	770	1,096
Income from investments, net	(4,692)	(1,600)
Return on capital from unconsolidated real estate ventures	2,452	1,331
Other non-cash items	550	3,446
Changes in operating assets and liabilities:
Tenant and other receivables	(6,274)	(1,415)
Other assets, net	(10,670)	(13,328)
Accounts payable and accrued expenses	(1,159)	(9,520)
Other liabilities, net	(715)	(292)
Net cash provided by operating activities	37,920	40,625
INVESTING ACTIVITIES
Development costs, construction in progress and real estate additions	(63,427)	(92,168)
Acquisition of real estate	—	(40,267)
Proceeds from the sale of real estate	49,553	537,641
Proceeds from derivative financial instruments	5,340	7,376
Payments on derivative financial instruments	(5,066)	(12,960)
Distributions of capital from unconsolidated real estate ventures and other investments	3,977	2,276
Investments in unconsolidated real estate ventures and other investments	(6,205)	(4,776)
Net cash (used in) provided by investing activities	(15,828)	397,122
FINANCING ACTIVITIES
Borrowings under mortgage loans	25,376	281,381
Borrowings under revolving credit facility	105,000	766,000
Borrowings under term loans	15,000	—
Repayments of mortgage loans	(4,500)	(506,501)
Repayments of revolving credit facility	(88,000)	(691,000)
Proceeds from derivative financial instruments	—	7,835
Payments on derivative financial instruments	(2,325)	(3,209)
Debt issuance and modification costs	(11,567)	(5,207)
Redemption of noncontrolling interests	(2,347)	—
Proceeds from common shares issued pursuant to ESPP	593	653
Common shares repurchased	(28,401)	(435,784)
Dividends paid to common shareholders	(30,948)	(38,050)
Distributions to redeemable noncontrolling interests	(10,543)	(9,278)
Distributions to noncontrolling interests	(500)	—
Proceeds from the sale of interest in consolidated real estate venture	11,813	100,000
Net cash used in financing activities	(21,349)	(533,160)

JBG SMITH PROPERTIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Net increase (decrease) in cash and cash equivalents, and restricted cash	$743	$(95,413)
Cash and cash equivalents, and restricted cash, beginning of period	103,290	183,192
Cash and cash equivalents, and restricted cash, end of period	$104,033	$87,779

CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD
Cash and cash equivalents	$78,535	$64,437
Restricted cash	25,498	23,342
Cash and cash equivalents, and restricted cash	$104,033	$87,779

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION
Cash paid for interest (net of capitalized interest of $894 and $4,379 in 2026 and 2025)	$99,714	$95,197
Accrued capital expenditures	25,586	35,238
Write-off of fully depreciated assets	18,148	27,968
Contribution of land to unconsolidated real estate venture	9,906	—
Redemption of OP Units for common shares	14,552	20,150
Redeemable noncontrolling interests redemption value adjustment	(28,010)	71,521
Cash paid for amounts included in the measurement of lease liabilities for operating leases	4,093	5,027

See accompanying notes to the condensed consolidated financial statements (unaudited).

JBG SMITH PROPERTIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Organization and Basis of Presentation

Organization

JBG SMITH Properties ("JBG SMITH"), a Maryland real estate investment trust, owns, operates and develops mixed-use properties concentrated in amenity-rich, Metro-served submarkets in and around Washington, D.C., most notably National Landing, where through our focus on placemaking, we cultivate vibrant, highly amenitized, walkable neighborhoods. Approximately 80.0% of our portfolio is in the National Landing submarket in Northern Virginia. In addition, our third-party real estate services business provides fee-based real estate services.

Substantially all our assets are held by, and our operations are conducted through JBG SMITH Properties LP ("JBG SMITH LP"), our operating partnership. As of September 30, 2026, JBG SMITH, as its sole general partner, controlled JBG SMITH LP and owned 82.2% of its OP Units, after giving effect to the conversion of certain vested long-term incentive partnership units ("LTIP Units") that are convertible into OP Units. JBG SMITH is referred to herein as "we," "us," "our" or other similar terms. References to "our share" refer to our ownership percentage of consolidated and unconsolidated assets in real estate ventures, but exclude our 33.5% subordinated interest in four commercial buildings (the "Fortress Assets"), as well as the associated non-recourse mortgage loans, held through an unconsolidated real estate venture; the interest and debt are excluded because our investment in the real estate venture is zero, we do not anticipate receiving any near-term cash flow distributions from the real estate venture, and we have not guaranteed its obligations or otherwise committed to providing financial support.

As of September 30, 2026, our Operating Portfolio consisted of 38 operating assets comprising 15 multifamily assets totaling 6,519 units (6,333 units at our share), 22 commercial assets totaling 7.3 million square feet (6.7 million square feet at our share) and one wholly owned land asset for which we are the ground lessor. Additionally, we had one under-construction multifamily asset with 195 units (59 units at our share), and our development pipeline, which consists of owned and entitled land on which we have the potential to commence construction subject to completion of design and/or market conditions, totaled 4.8 million square feet (3.5 million square feet at our share) of estimated potential development density. Our development pipeline excludes unentitled land parcels.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not contain certain information required in annual financial statements and notes as required under GAAP. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 17, 2026 ("Annual Report").

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of September 30, 2026 and December 31, 2025, and for the three and nine months ended September 30, 2026 and 2025. References to our balance sheets refer to our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. References to our statements of operations refer to our condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025. References to our statements of comprehensive loss refer to our condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2026 and 2025.

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

3.Dispositions and Assets Held for Sale

Dispositions

The following table summarizes disposition activity for the nine months ended September 30, 2026:

					Gain (Loss)
			Gross	Cash	on the Sale
			Sales	Proceeds	of Real
Date Disposed	Assets	Segment	Price	from Sale	Estate

			(In thousands)
February 11, 2026	Development Parcel	Other	$50,705	$46,582	$21,075
May 20, 2026	2200 Crystal Drive (1)	Other	9,906	—	(285)
July 16, 2026	Development Parcel (2)	Other	3,600	2,968	(279)
	Other (3)				66
					$20,577
(1)	We sold an interest in the development parcel. See Note 4 for additional information.
(2)	Cash proceeds from sale exclude $500,000 of deferred proceeds due in July 2027.
(3)	Related to a prior year disposition.

In October 2026, we formed a real estate venture to recapitalize 800 North Glebe Road, a 306,210-square-foot commercial asset in Arlington, Virginia, with a total valuation of $79.0 million, in which we sold a 90.0% interest. In connection with the transaction, the venture entered into a three-year, interest-only $61.3 million mortgage loan with an interest rate of Secured Overnight Financing Rate ("SOFR") plus 3.70%, of which $52.7 million was drawn at closing. We retained management and leasing of the asset and will account for the asset as an unconsolidated real estate venture.

In April 2026, we formed a real estate venture to recapitalize Tysons Dulles Plaza, a 491,494-square-foot commercial asset in Tysons, Virginia, with a total valuation of $43.6 million, in which we sold a 50.0% noncontrolling interest. In connection with the transaction, the real estate venture entered into a three-year, interest-only $37.9 million mortgage loan with an interest rate of SOFR plus 2.10%, of which $20.0 million was drawn at closing. We retained management of the asset and continue to account for the asset on a consolidated basis with our venture partners' share reflected in noncontrolling interests.

Assets Held for Sale

The following table summarizes assets held for sale as of September 30, 2026. There were no assets held for sale as of December 31, 2025.

					Liabilities Related
			Total	Assets Held	to Assets Held
Assets	Segment	Location	Square Feet	for Sale	for Sale
				(In thousands)
800 North Glebe Road (1)	Commercial	Arlington, Virginia	306,210	$84,278	$6,268

(1)	In October 2026, we sold a 90.0% interest in the asset.

4.Investments in Unconsolidated Real Estate Ventures

The following table summarizes the composition of our investments in unconsolidated real estate ventures:

	Effective
	Ownership
Real Estate Venture	Interest (1)	September 30, 2026	December 31, 2025

		(In thousands)
J.P. Morgan Global Alternatives ("J.P. Morgan") (2)	50.0%	$72,838	$71,550
Dulles View Venture (3)	60.0%	17,420	18,536
2200 Crystal Venture (4) (5)	30.0%	10,569	—
4747 Bethesda Venture	20.0%	6,477	8,085
Brandywine Realty Trust	30.0%	7,091	6,968
Other		150	572
Total investments in unconsolidated real estate ventures (6) (7)		$114,545	$105,711
(1)	Reflects our effective ownership interests as of September 30, 2026. We have multiple investments with certain venture partners in the underlying real estate.
(2)	J.P. Morgan is the advisor for an institutional investor.
(3)	In October 2026, we admitted additional partners to the real estate venture whose indirect ownership interest in the real estate venture equals 30.0%. Additionally, the real estate venture entered into a three-year, interest-only $40.9 million mortgage loan with an interest rate of SOFR plus 3.35%, of which $17.4 million was drawn at closing.
(4)	In May 2026, we formed an unconsolidated real estate venture to recapitalize 2200 Crystal Drive, an office building in Arlington, Virginia, which the venture is converting into a 195-unit multifamily asset. We contributed 2200 Crystal Drive and cash, valued at $10.7 million, to the real estate venture, and our venture partner has committed to contribute $25.0 million for a 70.0% interest, which is expected to reduce our ownership interest from 100.0% at the formation of the real estate venture to 30.0% when all contributions are funded. We are the developer and the property manager of the asset. In connection with the transaction, the real estate venture entered into a four-year mortgage loan with a maximum principal balance of $55.0 million and an interest rate of SOFR plus 2.00%.
(5)	Ownership percentage reflects expected dilution of our ownership interest as contributions are funded by our real estate venture partner during the construction of the asset. As of September 30, 2026, our ownership interest was 63.3%.
(6)	Excludes the Fortress Assets. See Note 1 for more information.
(7)	As of September 30, 2026 and December 31, 2025, our total investments in unconsolidated real estate ventures were greater than our share of the net book value of the underlying assets by $2.0 million, resulting primarily from capitalized interest and differences in the timing of the recognition of our share of development fees.

We provide leasing, property management and other real estate services to our unconsolidated real estate ventures. We recognized revenue, including expense reimbursements, of $3.0 million and $8.7 million for the three and nine months ended September 30, 2026, and $2.8 million and $8.3 million for the three and nine months ended September 30, 2025 in connection with these services.

The following table summarizes the debt of our unconsolidated real estate ventures:

	Effective
	Interest Rate (1)	September 30, 2026	December 31, 2025

		(In thousands)
Mortgage loans (2)	5.26%	$175,000	$175,000
Unamortized deferred financing costs and premium / discount, net		(1,064)	(3,084)
Mortgage loans, net (3)		$173,936	$171,916
(1)	Effective interest rate as of September 30, 2026.
(2)	Includes variable rate mortgage loans with interest rate cap agreements.
(3)	Excludes mortgage loans related to the Fortress Assets.

The following tables summarize financial information for our unconsolidated real estate ventures:

	September 30, 2026	December 31, 2025

	(In thousands)
Combined balance sheet information: (1)
Real estate, net	$388,497	$374,760
Other assets, net	54,063	56,566
Total assets	$442,560	$431,326

Mortgage loans, net	$173,936	$171,916
Other liabilities, net	23,878	22,303
Total liabilities	197,814	194,219
Total equity	244,746	237,107
Total liabilities and equity	$442,560	$431,326

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Combined income statement information: (1)
Total revenue	$7,970	$7,483	$23,996	$24,061
Operating income (2)	1,954	446	4,482	7,094
Net loss (2)	(632)	(3,612)	(3,754)	(4,699)
(1)	Excludes the Fortress Assets.
(2)	Includes a $3.0 million gain for the nine months ended September 30, 2025 related to a prior year disposition.

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

Unconsolidated VIEs

As of September 30, 2026 and December 31, 2025, we had interests in entities deemed to be unconsolidated VIEs. Although we may be responsible for managing the day-to-day operations of these investees, we are not the primary beneficiary of these VIEs, as we do not hold unilateral power over activities that, when taken together, most significantly impact the respective VIE's economic performance. We account for our investment in these entities under the equity method. As of September 30, 2026 and December 31, 2025, the net carrying amounts of our investment in these entities were $90.5 million and $79.0 million, which were included in "Investments in unconsolidated real estate ventures" in our balance sheets. Our equity in the income (loss) of unconsolidated VIEs was included in "Loss from unconsolidated real estate ventures, net" in our statements of operations. Our maximum loss exposure in these entities is limited to our investments, construction commitments and debt guarantees, as applicable. See Note 17 for additional information.

Consolidated VIEs

JBG SMITH LP is our most significant consolidated VIE. We hold 82.2% of the limited partnership interest in JBG SMITH LP, act as the general partner and exercise full responsibility, discretion and control over its day-to-day management. The noncontrolling interest holders of JBG SMITH LP do not have substantive liquidation rights, substantive kick-out rights without cause or substantive participating rights that could be exercised by a simple majority of noncontrolling interest limited partners (including by such a limited partner unilaterally). Because the noncontrolling interest holders do not have these rights, JBG SMITH LP is a VIE. As general partner, we have the power to direct the activities of JBG SMITH LP that most significantly affect its economic performance, and through our majority interest, we have both the right to receive benefits from and the obligation to absorb losses of JBG SMITH LP. Accordingly, we are the primary beneficiary of JBG SMITH LP and consolidate it in our financial statements. Because we conduct our business through JBG SMITH LP, its total assets and liabilities comprise substantially all of our consolidated assets and liabilities.

6.Other Assets, Net

The following table summarizes other assets, net:

	September 30, 2026	December 31, 2025

	(In thousands)
Prepaid expenses	$12,738	$9,648
Derivative financial instruments, at fair value	25,349	13,094
Deferred financing costs, net	11,385	4,362
Operating lease right-of-use assets	39,483	41,491
Investments in funds (1)	35,834	30,555
Other investments (2)	12,478	13,828
Insurance receivable (3)	7,389	—
Other	4,973	4,309
Total other assets, net	$149,629	$117,287
(1)	Consists of investments in real estate-focused technology companies, which are recorded at their fair value based on their reported net asset value. The following table summarizes unrealized and realized gains (losses), which were included in "Interest and other income, net" in our statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Unrealized gains (losses)	$(498)	$2,300	$3,999	$2,017
Realized gains (losses)	826	(69)	529	(69)

(2)	Primarily consists of equity investments in the Washington Housing Initiative ("WHI") Impact Pool and the LEO Impact Housing Fund. See Note 18 for additional information.
(3)	Related to the RealPage, Inc. litigation settlement. The amount was received in October 2026. See Note 17 for additional information.

7.Debt

Mortgage Loans

The following table summarizes mortgage loans:

	Weighted Average
	Effective
	Interest Rate (1)	September 30, 2026	December 31, 2025

		(In thousands)
Variable rate (2)	5.36%	$624,515	$600,899
Fixed rate (3)	5.13%	1,017,949	1,020,690
Mortgage loans		1,642,464	1,621,589
Unamortized deferred financing costs and premium / discount, net (4)		(40,339)	(42,431)
Mortgage loans, net		$1,602,125	$1,579,158

(1)	Weighted average effective interest rate as of September 30, 2026.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.20%, and the weighted average maturity date of the interest rate caps is in the second quarter of 2027. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of September 30, 2026, one-month term SOFR was 3.91%.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(4)	As of September 30, 2026 and December 31, 2025, includes a discount of $29.6 million related to the 1101 17th Street mortgage loan.

As of September 30, 2026 and December 31, 2025, the net carrying value of real estate collateralizing our mortgage loans totaled $1.6 billion and $1.7 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity.

As of September 30, 2026 and December 31, 2025, we had various interest rate swap and cap agreements on certain mortgage loans with an aggregate notional value of $756.0 million. See Note 15 for additional information.

Revolving Credit Facility and Term Loans

As of September 30, 2026, our unsecured revolving credit facility and term loans totaling $1.4 billion consisted of (i) a revolving credit facility with a capacity of $690.0 million maturing in August 2030, (ii) a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2027, (iii) a $415.0 million term loan ("Tranche A-2 Term Loan"), of which $171.1 million matures in January 2028 and $243.9 million matures in August 2028, and (iv) a $120.0 million term loan ("2023 Term Loan") maturing in June 2028.

In August 2026, the revolving credit facility was amended to reduce the borrowing capacity from $750.0 million to $690.0 million and to extend the maturity date to August 2030 with two six-month extension options. The applicable interest rate varies based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets ranging from SOFR plus 1.30% to SOFR plus 1.75%. We have the option to increase the revolving credit facility or add term loans up to $560.0 million in the aggregate, subject to customary conditions.

In August 2026, the Tranche A-2 Term Loan was amended to increase the borrowing capacity from $400.0 million to $415.0 million and extend $243.9 million of the term loan to August 2028 with three 12-month extension options. The remaining $171.1 million of the term loan matures in January 2028. The applicable interest rate varies based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets ranging from SOFR plus 1.25% to SOFR plus 1.80% until January 2028, at which time the applicable interest rate will change to a range of SOFR plus 1.40% to SOFR plus 2.00%.

In August 2026, we amended the covenants related to the Tranche A-1 Term Loan and the 2023 Term Loan to be consistent with those in the revolving credit facility. Additionally, the applicable interest rate for the 2023 Term Loan was unchanged and varies based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets ranging from SOFR plus 1.15% to SOFR plus 1.70%.

In connection with the amendments, we recognized a $2.1 million loss on the extinguishment of debt, which was included in "Loss on the extinguishment of debt, net" in our statements of operations for the three and nine months ended September 30, 2026.

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

The following table summarizes amounts outstanding under the revolving credit facility and term loans:

	Effective
	Interest Rate (1)	September 30, 2026	December 31, 2025

		(In thousands)
Revolving credit facility (2) (3)	5.40%	$222,000	$205,000

Tranche A-1 Term Loan (4)	5.35%	$200,000	$200,000
Tranche A-2 Term Loan:
Non-Extending	4.31%	171,143	400,000
Extending	4.37%	243,857	—
Total (5)		415,000	400,000
2023 Term Loan (6)	5.41%	120,000	120,000
Term loans		735,000	720,000
Unamortized deferred financing costs, net		(1,689)	(1,592)
Term loans, net		$733,311	$718,408
(1)	Effective interest rate as of September 30, 2026. The interest rate for our revolving credit facility excludes a 0.20% facility fee.
(2)	As of September 30, 2026, daily SOFR was 3.90%. As of September 30, 2026 and December 31, 2025, letters of credit totaling $13.8 million and $4.8 million were outstanding under our revolving credit facility.
(3)	As of September 30, 2026 and December 31, 2025, excludes $11.4 million and $4.4 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our balance sheets.
(4)	The interest rate swaps fix SOFR at a weighted average interest rate of 4.00% through the maturity date.
(5)	As of September 30, 2026, the interest rate swaps with an aggregate notional value of $400.0 million fix SOFR at a weighted average interest rate of 2.81% through January 2028.
(6)	The interest rate swap fixes SOFR at an interest rate of 4.01% through the maturity date.

8.Other Liabilities, Net

The following table summarizes other liabilities, net:

	September 30, 2026	December 31, 2025

	(In thousands)
Lease intangible liabilities, net	$1,500	$1,789
Lease incentive liabilities	2,277	8,333
Liabilities related to operating lease right-of-use assets	38,743	40,764
Prepaid rent	12,650	13,936
Security deposits	12,532	13,135
Environmental liabilities (1)	5,807	17,468
Dividends payable	—	13,124
Derivative financial instruments, at fair value	7,940	12,350
Accrual for loss contingencies (2)	9,015	2,500
Other	8,572	8,546
Total other liabilities, net	$99,036	$131,945

(1)	In connection with the sale of a development parcel in February 2026, environmental liabilities of $11.7 million were relieved.
(2)	As of September 30, 2026, includes $8.1 million related to the RealPage, Inc. litigation settlement. The amount was paid in October 2026. See Note 17 for additional information.

9.Redeemable Noncontrolling Interests

JBG SMITH LP

OP Units held by persons other than JBG SMITH are redeemable for cash or, at our election, our common shares, subject to certain limitations. Vested LTIP Units are convertible into OP Units. During the nine months ended September 30, 2026 and 2025, unitholders redeemed 1.2 million OP Units. As of September 30, 2026, outstanding OP Units and convertible LTIP Units totaled 12.7 million, representing a 17.8% ownership interest in JBG SMITH LP. Our OP Units and certain vested LTIP Units are presented at the higher of their redemption value or their carrying value, with adjustments to the redemption value recognized in "Additional paid-in capital" in our balance sheets. Redemption value per OP Unit is equivalent to the market value of one of our common shares at the end of the period.

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

The following table summarizes the activity of redeemable noncontrolling interests:

	Three Months Ended September 30,
	2026			2025
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance, beginning of period	$379,617	$113,095	$492,712	$429,203	$114,000	$543,203
Redemptions	(5,865)	—	(5,865)	(9,296)	—	(9,296)
Net income (loss)	(18,048)	(214)	(18,262)	(6,541)	84	(6,457)
Other comprehensive income (loss)	1,179	—	1,179	(181)	—	(181)
Distributions, net	(2,849)	(664)	(3,513)	(2,883)	(674)	(3,557)
Share-based compensation expense	4,376	—	4,376	3,591	—	3,591
Adjustment to redemption value	(22,669)	1,342	(21,327)	38,455	442	38,897
Balance, end of period	$335,741	$113,559	$449,300	$452,348	$113,852	$566,200

	Nine Months Ended September 30,
	2026			2025
		Consolidated			Consolidated
	JBG	Real Estate		JBG	Real Estate
	SMITH LP	Venture	Total	SMITH LP	Venture	Total

	(In thousands)
Balance, beginning of period	$397,831	$113,511	$511,342	$423,632	$—	$423,632
Redemptions	(16,899)	—	(16,899)	(20,150)	—	(20,150)
LTIP Units issued in lieu of cash compensation (1)	4,250	—	4,250	3,048	—	3,048
Net income (loss)	(35,648)	(345)	(35,993)	(18,481)	106	(18,375)
Other comprehensive income (loss)	3,241	—	3,241	(3,627)	—	(3,627)
Contributions (distributions), net	(5,758)	(2,078)	(7,836)	(5,781)	99,326	93,545
Share-based compensation expense	19,205	—	19,205	16,606	—	16,606
Adjustment to redemption value	(30,481)	2,471	(28,010)	57,101	14,420	71,521
Balance, end of period	$335,741	$113,559	$449,300	$452,348	$113,852	$566,200
(1)	See Note 11 for additional information.

10.Property Rental Revenue

The following table summarizes property rental revenue from our non-cancellable leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Fixed	$98,964	$95,965	$295,503	$288,857
Variable	9,118	8,016	25,067	23,132
Property rental revenue	$108,082	$103,981	$320,570	$311,989

11.Share-Based Payments

LTIP Units and Time-Based LTIP Units

During the nine months ended September 30, 2026, we granted to certain employees 1.2 million LTIP Units with time-based vesting requirements ("Time-Based LTIP Units") and a weighted average grant-date fair value of $14.87 per unit that vest ratably over four years subject to continued employment and require a three-year post vesting hold for named executive officers ("NEOs"). Compensation expense for these units is primarily recognized over a four-year period.

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

The aggregate grant-date fair value of the Time-Based LTIP Units and the LTIP Units granted during the nine months ended September 30, 2026 was $22.7 million. The Time-Based LTIP Units and the LTIP Units were valued based on the closing common share price on the grant date, less a discount for post-grant restrictions. The discount was determined using Monte Carlo simulations based on the following significant assumptions:

Expected volatility	31.0% to 36.0%
Risk-free interest rate	3.5% to 4.1%
Post-grant restriction periods	2 to 7 years

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

The aggregate grant-date fair value of the AO LTIP Units granted during the nine months ended September 30, 2026 was $1.6 million, valued using Monte Carlo simulations based on the following significant assumptions:

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

The aggregate grant-date fair value of the Share Price Performance LTIP Units granted during the nine months ended September 30, 2026 was $6.1 million, valued using Monte Carlo simulations based on the following significant assumptions:

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

Restricted Share Units ("RSUs")

During the nine months ended September 30, 2026, we granted to certain non-executive employees 101,968 time-based RSUs with a grant-date fair value of $16.59 per unit. Vesting requirements and compensation expense recognition for the RSUs are primarily consistent with those of the Time-Based LTIP Units granted in 2026. The aggregate grant-date fair value of the RSUs was $1.7 million. The RSUs were valued based on the closing common share price on the grant date.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	X	2026	2025

	(In thousands)
Time-Based LTIP Units	$3,204	$2,602		$13,700	$12,031
AO LTIP Units and Performance-Based LTIP Units	1,172	989		4,605	3,675
LTIP Units	—	—		900	900
Other equity awards (1)	1,091	1,590		3,705	4,093
Total share-based compensation expense	5,467	5,181		22,910	20,699
Less: amount capitalized	(151)	(214)		(614)	(845)
Share-based compensation expense	$5,316	$4,967		$22,296	$19,854
(1)	Primarily comprising compensation expense for: (i) fully vested LTIP Units issued to certain employees in lieu of all or a portion of any cash bonuses earned, (ii) RSUs and (iii) shares issued under our ESPP.

As of September 30, 2026, we had $20.9 million of total unrecognized compensation expense related to unvested share-based payment arrangements, which is expected to be recognized over a weighted average period of 2.0 years.

12.Transaction and Other Costs

The following table summarizes transaction and other costs:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	X	2026	2025

	(In thousands)
Completed, potential and pursued transaction expenses (1)	$81	$141		$688	$2,703
Severance and other costs	92	325		483	2,104
Demolition costs	62	28		125	444
Wardman Tower litigation expenses (2)	729	—		729	—
Employee impersonation fraud loss (3)	—	—		9,465	—
Transaction and other costs	$964	$494		$11,490	$5,251
(1)	Primarily consists of deal costs and legal costs related to pursued transactions.
(2)	See Note 17 for additional information.
(3)	During the first quarter of 2026, we were the victim of a criminal fraud scheme involving AI-enabled employee impersonation which led to fraudulently induced wire transfers resulting in a loss of $9.5 million, net of insurance recoveries.

13.Interest Expense

The following table summarizes interest expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	X	2026	2025

	(In thousands)
Interest expense before capitalized interest	$33,782	$32,501		$99,977	$100,274
Amortization of deferred financing costs	3,193	3,565		9,369	11,410
Net unrealized gain on non-designated derivatives	(21)	(4)		(37)	(59)
Capitalized interest	(116)	(1,281)		(894)	(6,073)
Interest expense	$36,838	$34,781		$108,415	$105,552

14.Shareholders' Equity and Loss Per Common Share

Common Shares Repurchased

Our Board of Trustees previously authorized the repurchase of up to $2.0 billion of our outstanding common shares. In October 2026, our Board of Trustees increased our common share repurchase authorization to $2.3 billion. During the nine months ended September 30, 2026, we repurchased and retired 1.8 million common shares for $28.4 million, a weighted average purchase price per share of $15.35. During the three and nine months ended September 30, 2025, we repurchased and retired 3.1 million and 26.4 million common shares for $62.9 million and $435.3 million, a weighted average purchase price per share of $20.21 and $16.46. Since we began the share repurchase program through September 30, 2026, we have repurchased and retired 85.5 million common shares for $1.6 billion, a weighted average purchase price per share of $18.72.

During the fourth quarter of 2026, through October 30, 2026, we repurchased and retired 1.0 million common shares for $11.5 million, a weighted average purchase price per share of $11.07, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

The following table summarizes the calculation of basic and diluted loss per common share and reconciles net loss to the amounts of net loss attributable to common shareholders used in calculating basic and diluted loss per common share:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	X	2026	2025

	(In thousands, except per share amounts)
Net loss	$(100,221)	$(35,012)		$(195,717)	$(111,891)
Net loss attributable to redeemable noncontrolling interests	18,262	6,457		35,993	18,375
Net income attributable to noncontrolling interests	(47)	—		(134)	—
Net loss attributable to common shareholders	(82,006)	(28,555)		(159,858)	(93,516)
Distributions to participating securities	(599)	(449)		(1,237)	(903)
Net loss available to common shareholders - basic and diluted	$(82,605)	$(29,004)		$(161,095)	$(94,419)

Weighted average number of common shares outstanding - basic and diluted	58,635	60,606		58,662	70,062

Loss per common share - basic and diluted	$(1.41)	$(0.48)		$(2.75)	$(1.35)

The effect of the redemption of OP Units, Time-Based LTIP Units, fully vested LTIP Units and special equity awards that were outstanding as of September 30, 2026 and 2025 is excluded in the computation of diluted loss per common share as the assumed redemption of such units for common shares on a one-for-one basis was antidilutive (the assumed redemption of these units would have no impact on the determination of diluted loss per share). OP Units, Time-Based LTIP Units, fully vested LTIP Units and special equity awards, which are held by noncontrolling interests, are attributed income at an identical proportion to the common shareholders. AO LTIP Units, Performance-Based LTIP Units, formation awards and RSUs, which totaled 8.8 million for the three and nine months ended September 30, 2026, and 7.9 million and 8.0 million for the three and nine months ended September 30, 2025, were excluded from the calculation of diluted loss per common share as they were antidilutive, but could be dilutive in the future.

Dividends Declared in October 2026

On October 29, 2026, our Board of Trustees declared a quarterly dividend of $0.175 per common share, payable on November 25, 2026 to shareholders of record as of November 12, 2026.

15.Fair Value Measurements

Fair Value Measurements on a Recurring Basis

To manage or hedge our exposure to interest rate risk, we follow established risk management policies and procedures, including the use of a variety of derivative financial instruments.

As of September 30, 2026 and December 31, 2025, we had various derivative financial instruments consisting of interest rate swap and cap agreements that are measured at fair value on a recurring basis. The net unrealized gain (loss) on our derivative financial instruments designated as effective hedges was $11.6 million and ($3.6) million as of September 30, 2026 and December 31, 2025 and was recorded in "Accumulated other comprehensive income (loss)" in our balance sheets, of which a portion was allocated to "Redeemable noncontrolling interests." Within the next 12 months, we expect to reclassify $7.6 million of the net unrealized gain as a decrease to interest expense.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2026
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$17,283	—	$17,283	—
Non-designated derivatives:
Classified as assets in "Other assets, net"	8,066	—	8,066	—
Classified as liabilities in "Other liabilities, net"	7,940	—	7,940	—

December 31, 2025
Derivative financial instruments designated as effective hedges:
Classified as assets in "Other assets, net"	$6,969	—	$6,969	—
Classified as liabilities in "Other liabilities, net"	6,352	—	6,352	—
Non-designated derivatives:
Classified as assets in "Other assets, net"	6,125	—	6,125	—
Classified as liabilities in "Other liabilities, net"	5,998	—	5,998	—

The fair values of our derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2026 and December 31, 2025, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed, and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. The net unrealized gains (losses) included in "Other comprehensive (income) loss" in our statements of comprehensive loss for the three and nine months ended September 30, 2026 and 2025 were attributable to the net change in unrealized gains (losses) related to effective derivative financial instruments that were outstanding during those periods, none of which were reported in our statements of operations as the derivative financial instruments were documented and qualified as hedging instruments. Realized and unrealized gains (losses) related to non-designated hedges were included in "Interest expense" in our statements of operations.

Fair Value Measurements on a Nonrecurring Basis

Our real estate assets are reviewed for impairment whenever there are changes in circumstances or indicators that the carrying amount of the assets may not be recoverable. Real estate held for sale is carried at the lower of carrying amounts or estimated fair value less disposal costs.

In connection with the preparation and review of the third quarter 2026 financial statements, as a result of our marketing for sale 800 North Glebe Road, a commercial asset, we determined its carrying value exceeded the estimated $80.9 million fair value, which was estimated using a market approach and was classified as Level 2 in the fair value hierarchy. As a result, we recorded an impairment loss of $69.2 million, which was included in "Impairment loss" in our statements of operations for the three and nine months ended September 30, 2026. In October 2026, we sold a 90.0% interest in 800 North Glebe Road.

During the nine months ended September 30, 2026, we determined that the future development of a pre-development project was no longer probable and the carrying amount of the asset was not recoverable. As a result, we recorded an impairment loss of $44.1 million, which was included in "Impairment loss" in our statement of operations for the nine months ended September 30, 2026, related to previously capitalized costs associated with the pre-development project, of which $17.1 million was recorded as part of the formation transaction in 2017.

Financial Assets and Liabilities Not Measured at Fair Value

As of September 30, 2026 and December 31, 2025, all financial assets and liabilities were reflected in our balance sheets at amounts which, in our estimation, reasonably approximated their fair values, except for the following:

	September 30, 2026		December 31, 2025
	Carrying		Carrying
	Amount (1)	Fair Value	Amount (1)	Fair Value

	(In thousands)
Financial liabilities:
Mortgage loans	$1,642,464	$1,610,576	$1,621,589	$1,615,279
Revolving credit facility	222,000	221,411	205,000	204,344
Term loans	735,000	731,998	720,000	717,455
(1)	The carrying amount consists of principal only.

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

The following tables summarize NOI at our share for our multifamily and commercial segments, including a reconciliation to our total NOI at our share:

	Three Months Ended September 30, 2026
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$49,612	$54,342	$103,954
Other property revenue	804	5,120	5,924
Total property revenue	50,416	59,462	109,878
Property expense:
Real estate taxes	5,488	4,395	9,883
Payroll	3,736	3,379	7,115
Utilities	4,631	5,276	9,907
Repairs and maintenance	6,033	5,654	11,687
Other property operating	3,054	5,463	8,517
Total property expense	22,942	24,167	47,109
NOI from reportable segments	$27,474	$35,295	62,769
Other NOI (1)			467
NOI			$63,236
	Three Months Ended September 30, 2025
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$47,450	$52,587	$100,037
Other property revenue	845	4,183	5,028
Total property revenue	48,295	56,770	105,065
Property expense:
Real estate taxes	5,484	5,902	11,386
Payroll	3,553	3,197	6,750
Utilities	4,115	4,342	8,457
Repairs and maintenance	5,909	5,300	11,209
Other property operating	3,054	4,774	7,828
Total property expense	22,115	23,515	45,630
NOI from reportable segments	$26,180	$33,255	59,435
Other NOI (1)			(549)
NOI			$58,886

	Nine Months Ended September 30, 2026
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$146,093	$159,891	$305,984
Other property revenue	2,211	13,765	15,976
Total property revenue	148,304	173,656	321,960
Property expense:
Real estate taxes	18,355	14,320	32,675
Payroll	11,191	10,070	21,261
Utilities	12,433	13,663	26,096
Repairs and maintenance	16,639	16,268	32,907
Other property operating	9,266	14,788	24,054
Total property expense	67,884	69,109	136,993
NOI from reportable segments	$80,420	$104,547	184,967
Other NOI (1)			267
NOI			$185,234

	Nine Months Ended September 30, 2025
	Multifamily	Commercial	Total

	(In thousands, at our share)
Property rental revenue	$155,616	$154,026	$309,642
Other property revenue	2,120	12,487	14,607
Total property revenue	157,736	166,513	324,249
Property expense:
Real estate taxes	17,220	17,297	34,517
Payroll	11,141	9,306	20,447
Utilities	11,809	10,511	22,320
Repairs and maintenance	17,623	15,005	32,628
Other property operating	9,283	13,306	22,589
Total property expense	67,076	65,425	132,501
NOI from reportable segments	$90,660	$101,088	191,748
Other NOI (1)			(1,937)
NOI			$189,811
(1)	Includes activity related to development assets and land assets for which we are the ground lessor.

The following table summarizes our third-party real estate services business at our share:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	X	2026	2025

	(In thousands, at our share)
Property management fees	$3,438	$3,321		$10,303	$9,961
Asset management fees	1,142	1,049		3,368	2,335
Development fees	701	361		1,620	1,348
Leasing fees	651	583		1,357	2,336
Construction management fees	396	179		860	677
Other service revenue	1,654	1,082		4,134	3,152
Third-party real estate services revenue, excluding reimbursements	7,982	6,575		21,642	19,809
Third-party real estate services expenses, excluding reimbursements	5,798	5,725		18,083	18,358
Net third-party real estate services, excluding reimbursements	$2,184	$850		$3,559	$1,451

The following table reconciles revenue at our share to total revenue per the statements of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	X	2026	2025

	(In thousands)
Total property revenue at our share	$109,878	$105,065		$321,960	$324,249
Third-party real estate services revenue, excluding reimbursements, at our share	7,982	6,575		21,642	19,809
Reimbursement revenue (1)	10,544	8,077		31,254	24,126
Our share of revenue attributable to unconsolidated real estate ventures	(2,041)	(2,146)		(6,042)	(6,403)
Real estate venture partners' share of revenue attributable to consolidated real estate ventures	2,768	1,761		7,064	2,269
Other property revenue	1,216	2,061		4,055	5,150
Other adjustments (2)	2,066	2,477		9,457	1,835
Total revenue per statements of operations	$132,413	$123,870		$389,390	$371,035
(1)	Represents reimbursements of expenses incurred by us on behalf of third parties, including allocated payroll costs and amounts paid to third-party contractors for construction management projects.
(2)	Adjustment to include deferred rent, above/below market lease amortization/accretion, commercial lease termination revenue and lease incentive amortization.

The following table reconciles NOI at our share to loss before income tax expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	X	2026	2025

	(In thousands)
NOI at our share	$63,236	$58,886		$185,234	$189,811
Net third-party real estate services, excluding reimbursements, at our share	2,184	850		3,559	1,451
Add:
Loss from unconsolidated real estate ventures, net	(237)	(664)		(1,197)	(165)
Interest and other income, net	760	2,378		6,818	3,601
Gain (loss) on the sale of real estate, net	(213)	4,660		20,577	47,029
Less:
Depreciation and amortization expense	44,589	48,164		134,685	143,311
General and administrative expense: corporate and other	12,546	13,214		43,237	45,491
Transaction and other costs	964	494		11,490	5,251
Interest expense	36,838	34,781		108,415	105,552
Loss on the extinguishment of debt, net	2,107	—		2,107	2,402
Impairment loss	69,175	4,771		114,740	45,067
Adjustments:
Our share of net third-party real estate services attributable to real estate ventures	(354)	(197)		(881)	(712)
NOI attributable to unconsolidated real estate ventures at our share	(1,293)	(1,012)		(3,690)	(3,289)
Real estate venture partners' share of NOI attributable to consolidated real estate ventures	1,580	915		4,203	1,187
Non-cash rent adjustments (1)	2,129	(1,561)		6,774	(4,071)
Other adjustments (2)	(1,794)	3,083		(2,433)	984
Total adjustments	268	1,228		3,973	(5,901)
Loss before income tax expense	$(100,221)	$(34,086)		$(195,710)	$(111,248)
(1)	Adjustment to include deferred rent, above/below market lease amortization/accretion and lease incentive amortization.
(2)	Adjustment to exclude commercial lease termination revenue, related party management fees, corporate entity activity and inter-segment activity.

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

Construction Commitments

As of September 30, 2026, we have construction commitments related to 2200 Crystal Drive, an unconsolidated multifamily asset under construction, that, based on our current plans and estimates, require an additional $17.4 million at our share to complete over the next three years, which the real estate venture expects to finance with debt proceeds.

Environmental Matters

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any conditions identified by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. Environmental liabilities totaled $5.8 million and $17.5 million as of September 30, 2026 and December 31, 2025, and were included in "Other liabilities, net" in our balance sheets.

Legal Proceedings

In November 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia (the "Court") against RealPage, Inc., a provider of revenue management systems, numerous multifamily rental companies, and 14 owners and/or operators of multifamily housing in the District of Columbia, including JBG Associates, L.L.C., one of our subsidiaries, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data. The District of Columbia is seeking monetary damages, equitable relief, attorneys’ fees, interest and costs. On September 17, 2026, JBG Associates, L.L.C. and the District of Columbia resolved the matter via a Consent Judgment and Order entered by the Court under which JBG Associates, L.L.C. agreed to certain injunctive relief and to remit a settlement payment of $8.1 million to the District of

Columbia. Per the Consent Judgment and Order, nothing set forth in the order, including the settlement payment, shall be deemed or construed to be an admission by JBG Associates, L.L.C. or evidence of any wrongdoing or violation of law by JBG Associates, L.L.C. or as evidence of the truth of any of the claims or allegations made in the lawsuit.

We, along with multiple other parties, are named defendants in a lawsuit arising out of a condominium development project known as Wardman Tower in Washington, D.C. The lawsuit was filed by the Wardman Tower Residential Condominium Unit Owners Association in the Court on November 25, 2020. The lawsuit seeks damages resulting primarily from alleged construction and design deficiencies, and alleged misrepresentations and omissions, including claims under the D.C. Consumer Protection Procedures Act ("CPPA"). The Wardman Tower project was designed and constructed by other parties and was substantially complete prior to our formation. We have never had any ownership interest in the project. One of our subsidiary entities, which was only made a defendant in the litigation during the trial, had acted under a project management agreement with the project owner. The lawsuit sought compensatory damages and asked that those damages be trebled under the CPPA, plus attorneys' fees.

The bench trial began on November 10, 2025, and the last witness testified on March 5, 2026. On July 31, 2026, the Court entered judgment in favor of Wardman Tower Residential Condominium Unit Owners Association, found damages in the amount of $118.7 million, and ordered the defendants, which include us, to pay treble that amount, or approximately $356.1 million in damages, plus attorneys’ fees in an amount to be determined. We believe the judgment against us, including its conclusion that we are liable for acts of employees of a subsidiary providing services under a project management agreement between the project owner and another subsidiary, is not supported by the facts of the case or applicable law regarding corporate separateness. We believe there are substantial grounds to challenge both the liability findings against us and the size and trebling of the award. On August 27, 2026, we filed our Notice of Appeal. We will continue to defend ourselves vigorously in this matter. The timing and success of any appeal is uncertain, and we cannot be certain of the ultimate outcome of the case.

In assessing whether we should accrue a liability in our financial statements as a result of the judgment, we considered various factors, including the legal and factual circumstances of the case, the trial record, applicable law, the views of legal counsel and the likelihood of successful appeals. As a result of this review, we concluded that a loss attributable to us from this case is not probable at this time and, therefore, a liability has not been recorded with respect to this case as of September 30, 2026. While we believe it is not probable a loss will occur, the existence of the judgment indicates that it is reasonably possible that a loss could occur. The estimate of the possible range of loss is $0 to the $356.1 million judgment, plus attorneys’ fees in an amount to be determined and post-judgment interest that will accrue during the appeal. Additional developments in the lawsuit could affect these assumptions, and therefore, the amount of any accrual.

We anticipate that one or more bonds will be posted by the defendants to stay enforcement of the judgment pending the appeal, and to the extent we are required to collateralize any portion of the bonds, it may impact our liquidity.

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

Other

As of September 30, 2026, we had committed tenant-related obligations totaling $44.1 million ($41.0 million related to our consolidated entities and $3.1 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (i) guarantee portions of the principal, interest and other amounts in connection with borrowings, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings, or (iii) provide guarantees to lenders and other third parties for the completion and stabilization of development projects. We customarily have agreements with our outside venture partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. At times, we also have agreements with certain of our outside venture partners whereby we agree to either indemnify the partners and/or the associated ventures with respect to certain contingent liabilities associated with operating assets or to reimburse our partner for its share of any payments made by them under certain guarantees. Guarantees (excluding environmental) customarily terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. Amounts that we may be required to pay in future periods in relation to guarantees associated with budget overruns or operating losses are not estimable. As of September 30, 2026, we had no principal payment guarantees related to our unconsolidated real estate ventures.

Additionally, with respect to borrowings of our consolidated entities, we may agree to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion and stabilization of development projects. As of September 30, 2026, we had principal payment guarantees related to our consolidated real estate assets of $9.6 million.

As of September 30, 2026, we had unfunded capital commitments totaling $3.8 million related to our investments in real estate-focused technology companies and $3.0 million related to our investments in the WHI Impact Pool and the LEO Impact Housing Fund. See Note 18 for additional information.

18.Transactions with Related Parties

LEO Impact Capital ("LEO"), our workforce housing platform dedicated to acquiring, financing and operating multifamily housing in high impact neighborhoods to preserve affordability for middle-income residents, manages the WHI Impact Pool and the LEO Impact Housing Fund. The WHI Impact Pool completed fundraising in 2020 with capital commitments totaling $114.4 million, which included a commitment from us of $11.2 million. Additionally, in 2025, LEO had an initial closing of its multi-market fund, the LEO Impact Housing Fund, totaling $43.5 million ($64.5 million including accordions), which included a commitment from us of $1.3 million. As of September 30, 2026, our remaining unfunded commitments totaled $3.0 million.

Our third-party real estate services business provides fee-based real estate services to third parties, including the legacy funds formerly organized by The JBG Companies ("JBG") (the "JBG Legacy Funds"). The third-party real estate services revenue, including expense reimbursements, from the WHI Impact Pool, the LEO Impact Housing Fund, the JBG Legacy Funds and their affiliates, was $2.1 million and $6.8 million for the three and nine months ended September 30, 2026, and $2.5 million and $7.3 million for the three and nine months ended September 30, 2025. As of September 30, 2026 and December 31, 2025, we had receivables from the WHI Impact Pool, the LEO Impact Housing Fund, the JBG Legacy Funds and their affiliates totaling $836,000 and $951,000 for such services.

We lease our corporate offices from an unconsolidated real estate venture, in which we have a 20.0% interest, and incurred $1.3 million and $4.0 million of rent expense for the three and nine months ended September 30, 2026, and $1.3 million and $3.9 million of rent expense for the three and nine months ended September 30, 2025, which was included in "General and administrative expense" in our statements of operations.

We have agreements with Building Maintenance Services ("BMS"), an entity in which we have a minor preferred interest, to supervise cleaning, engineering and security services at our properties. We paid BMS $2.8 million and $6.5 million for the three and nine months ended September 30, 2026, and $1.9 million and $6.0 million for the three and nine months ended September 30, 2025, which was included in "Property operating expenses" in our statements of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. Forward-looking statements include but are not limited to our current expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including the impacts and ultimate outcome of the Wardman Tower litigation and our potential need to post bonds or other forms of surety to support our legal remedies in connection with such litigation. You can find many of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "estimates," "intends," "plans," "would," "may" or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these, and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission ("SEC") on February 17, 2026 ("Annual Report"), as such factors may be updated from time to time in our periodic filings with the SEC, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and our Annual Report.

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

References to our financial statements refer to our unaudited condensed consolidated financial statements as of September 30, 2026 and December 31, 2025, and for the three and nine months ended September 30, 2026 and 2025. References to our balance sheets refer to our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. References to our statements of operations refer to our condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025. References to our statements of cash flows refer to our condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025.

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

Overview

As of September 30, 2026, our Operating Portfolio consisted of 38 operating assets comprising 15 multifamily assets totaling 6,519 units (6,333 units at our share), 22 commercial assets totaling 7.3 million square feet (6.7 million square feet at our share) and one wholly owned land asset for which we are the ground lessor. Additionally, we had one under-construction multifamily asset with 195 units (59 units at our share), and our development pipeline, which consists of owned and entitled land on which we have the potential to commence construction subject to completion of design and/or market conditions, totaled 4.8 million square feet (3.5 million square feet at our share) of estimated potential development density. Our development pipeline excludes unentitled land parcels.

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

Outlook

Our capital allocation strategy remains focused on enhancing long-term shareholder value and positioning our portfolio for sustained long-term net asset value ("NAV") per share growth. Drawing on our deep expertise in mixed-use, urban infill real estate, we have consistently rotated across asset classes based on relative value, cost of capital and risk-adjusted return potential. In today’s market environment, we believe that distressed office investment opportunities and share repurchases offer compelling economics. Consequently, we are actively pursuing new growth opportunities that align with our strategy and leverage our competitive strengths as a mixed-use owner, operator and developer. We expect to fund growth opportunities and share repurchases through a combination of asset sales and joint ventures. During the nine months ended September 30, 2026: we sold two development parcels; we sold a 70.0% interest in 2200 Crystal Drive to an unconsolidated real estate venture; and we recapitalized Tysons Dulles Plaza by selling a 50.0% noncontrolling interest in a consolidated real estate venture. Additionally, in October 2026, we recapitalized 800 North Glebe Road by selling a 90.0% interest in an unconsolidated real estate venture, and we admitted additional partners to the Dulles View real estate venture whose indirect ownership interest in the real estate venture equals 30.0%. These joint ventures further our strategy of attracting third-party capital partners to expand and diversify our office investment platform while enhancing the efficiency of our business through incremental fee revenue and potential carried interest opportunities. More broadly, they demonstrate our ability to create value through our operating platform while maintaining the potential for future upside and preserving capital and financial flexibility for additional investment opportunities.

During this summer’s peak leasing season, our same store multifamily portfolio re-stabilized and demonstrated encouraging demand even after the economic disruption the region experienced over the past year as a result of job losses primarily in the District of Columbia in 2025 due to federal government spending cuts and a hiring freeze. Across the D.C. metro region, and especially in Northern Virginia, multifamily fundamentals continue to benefit from historically low levels of new supply and the region’s long-term demand drivers, including growing investment in the defense, intelligence, and technology sectors. Our same store multifamily portfolio was 94.4% leased as of September 30, 2026, up 90 basis points compared to June 30, 2026. Our same store multifamily portfolio was 93.1% occupied as of September 30, 2026, up 270 basis points compared to June 30, 2026. During the third quarter of 2026, effective rents, which represent the average change in rental rates versus expiring rental rates net of concessions, decreased by 9.6% for new leases and increased by 2.7% upon renewal while achieving a 56.8% renewal rate across our portfolio. We continue to make progress leasing our recently completed assets — The Grace and Reva were 94.7% leased, and The Zoe and Valen were 81.1% leased as of September 30, 2026.

Our office portfolio was 78.5% leased as of September 30, 2026, an increase of 50 basis points compared to June 30, 2026. Our office portfolio was 76.8% occupied as of September 30, 2026, an increase of 140 basis points compared to June 30, 2026. During the three months ended September 30, 2026, we executed 193,000 square feet of office leases at our share. Demand for space in National Landing and throughout Northern Virginia remains strong, particularly among defense technology, cybersecurity, artificial intelligence and government contracting companies. Our leasing pipeline continues to strengthen and increasingly reflects the growth of these sectors, with tenants seeking proximity to the Pentagon, secure facilities, technical talent and the highly amenitized environment we have created. To support a healthier long-term office market in National Landing, we have reduced our office inventory by more than 25% since our formation by repurposing older, underutilized office buildings for redevelopment or conversion to multifamily housing, hospitality and other complementary uses that create a vibrant mixed-use environment. Over the past year, we expanded this strategy through adaptive reuse and conversion of four obsolete office buildings. We entitled 2100 Crystal Drive for conversion into a 345-key, dual-branded hotel before selling the asset to a hotel developer. We recapitalized and commenced construction on the conversion of 2200 Crystal Drive into a 195-unit multifamily asset. We recently received entitlement approval to convert 1800 and 1901 South Bell Street into multifamily, advancing the next phase of inventory reduction and repositioning within the submarket. Our leasing efforts continue to focus on buildings with long-term potential, concentrating occupancy in areas of National Landing that are accessible via multi-modal transportation and that we have enhanced through our placemaking interventions, including the recent delivery of our new office amenity hub at 2011 Crystal Drive.

We have 4.8 million square feet (3.5 million square feet at our share) of estimated potential development density in our development pipeline and intend to seek joint venture capital to fund these developments as market conditions permit.

Operating Results

Key highlights for the three and nine months ended September 30, 2026 included:

●	net loss attributable to common shareholders of $82.0 million, or $1.41 per diluted common share, for the three months ended September 30, 2026 compared to $28.6 million, or $0.48 per diluted common share, for the three months ended September 30, 2025. Net loss attributable to common shareholders of $159.9 million, or $2.75 per diluted common share, for the nine months ended September 30, 2026 compared to $93.5 million, or $1.35 per diluted common share, for the nine months ended September 30, 2025;
●	third-party real estate services revenue, including reimbursements, of $18.3 million and $52.5 million for the three and nine months ended September 30, 2026, compared to $14.7 million and $44.4 million for the three and nine months ended September 30, 2025;
●	same store multifamily portfolio leased and occupied percentages (1) at our share of 94.4% and 93.1% as of September 30, 2026, compared to 93.5% and 90.4% as of June 30, 2026, and 91.1% and 89.5% as of September 30, 2025;
●	operating commercial portfolio leased and occupied percentages at our share of 78.5% and 76.8% as of September 30, 2026 compared to 78.0% and 75.4% as of June 30, 2026, and 77.6% and 75.7% as of September 30, 2025;

●	the leasing of 193,000 square feet of office leases at our share, at an initial rent (2) of $51.91 per square foot and a GAAP-basis weighted average rent per square foot (3) of $52.79 for the three months ended September 30, 2026, and the leasing of 674,000 square feet of office leases at our share, at an initial rent (2) of $48.29 per square foot and a GAAP-basis weighted average rent per square foot (3) of $47.95 for the nine months ended September 30, 2026; and
●	an increase in same store (4) net operating income ("NOI") of 3.3% to $60.8 million for the three months ended September 30, 2026 compared to $58.8 million for the three months ended September 30, 2025, and a decrease in same store (4) NOI of 2.3% to $164.0 million for the nine months ended September 30, 2026 compared to $167.8 million for the nine months ended September 30, 2025.
(1)	2221 S. Clark Street - Residential is excluded from leased and occupied percentages as it is operated as a short-term rental property.
(2)	Represents the cash basis weighted average starting rent per square foot at our share, which excludes free rent, fixed escalations and percentage rent.
(3)	Represents the weighted average rent per square foot recognized over the term of the respective leases, including the effect of free rent and fixed escalations, but excluding the effect of percentage rent.
(4)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared, excluding assets for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.

Additionally, investing and financing activity during the nine months ended September 30, 2026 included:

●	the sale of two development parcels and an interest in 2200 Crystal Drive. See Notes 3 and 4 to the financial statements for additional information;
●	the formation of a consolidated real estate venture to recapitalize Tysons Dulles Plaza. See Note 3 to the financial statements for additional information;
●	the amendment and extension of our revolving credit facility and term loans. See Note 7 to the financial statements for additional information;
●	net borrowings of $17.0 million under our revolving credit facility and $15.0 million under our term loans;
●	the payment of dividends totaling $30.9 million and distributions to redeemable noncontrolling interests of $10.5 million;
●	the repurchase and retirement of 1.8 million of our common shares for $28.4 million, a weighted average purchase price per share of $15.35; and
●	the investment of $63.4 million in development costs, construction in progress and real estate additions.

Activity subsequent to September 30, 2026 included:

●	the formation of an unconsolidated real estate venture to recapitalize 800 North Glebe Road. See Note 3 to the financial statements for additional information;
●	the admittance of additional partners to the Dulles View real estate venture. See Note 4 to the financial statements for additional information;
●	the repayment of $67.0 million under the revolving credit facility;
●	the increase by our Board of Trustees of our common share repurchase authorization to $2.3 billion; and
●	the declaration of a quarterly dividend of $0.175 per common share, payable on November 25, 2026 to shareholders of record as of November 12, 2026.

Critical Accounting Estimates

Our Annual Report contains a description of our critical accounting estimates, including asset acquisitions, real estate, investments in real estate ventures and revenue recognition. There have been no significant changes to our policies during the nine months ended September 30, 2026.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a description of recent accounting pronouncements.

Results of Operations

In 2026, we sold two development parcels and an interest in 2200 Crystal Drive to an unconsolidated real estate venture. In 2025, we sold 8001 Woodmont, WestEnd25 and The Batley. We collectively refer to these assets as the "Disposed Properties" in the discussion below. In 2025, we acquired Tysons Dulles Plaza, which was recapitalized in April 2026 through the formation of a consolidated real estate venture, and the remaining 45.0% interest in an unconsolidated real estate venture that owned 1101 17th Street. In 2025, we began leasing The Zoe and Valen, and in 2024, we began leasing The Grace and Reva.

Comparison of the Three Months Ended September 30, 2026 to 2025

The following table summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended September 30, 2026 compared to the same period in 2025:

	Three Months Ended September 30,
	2026	2025	% Change

	(Dollars in thousands)
Property rental revenue	$108,082	$103,981	3.9%
Third-party real estate services revenue, including reimbursements	18,270	14,711	24.2%
Depreciation and amortization expense	44,589	48,164	(7.4)%
Property operating expense	39,950	36,564	9.3%
Real estate taxes expense	10,335	12,284	(15.9)%
General and administrative expense:
Corporate and other	12,546	13,214	(5.1)%
Third-party real estate services	16,440	14,058	16.9%
Interest expense	36,838	34,781	5.9%
Impairment loss	69,175	4,771	*

* Not meaningful.

Property rental revenue increased by approximately $4.1 million, or 3.9%, to $108.1 million in 2026 from $104.0 million in 2025. The increase was primarily due to a $3.1 million increase in revenue from our commercial assets and a $2.2 million increase in revenue from our multifamily assets, partially offset by a $1.2 million decrease in other revenue. The increase in revenue from our commercial assets was primarily due to a $2.1 million increase related to the consolidation of 1101 17th Street. The increase in revenue from our multifamily assets was primarily due to a $4.1 million increase related to the continued lease up of The Grace, Reva, The Zoe and Valen, partially offset by a $791,000 decrease due to higher concessions across the portfolio, a $568,000 decrease due to the conversion of 900 W Street from a short-term rental property to a traditional multifamily asset, and a $434,000 decrease related to the Disposed Properties.

Third-party real estate services revenue, including reimbursements, increased by approximately $3.6 million, or 24.2%, to $18.3 million in 2026 from $14.7 million in 2025. The increase was primarily due to a $2.4 million increase in reimbursement revenue and a $507,000 increase in other service revenue.

Depreciation and amortization expense decreased by approximately $3.6 million, or 7.4%, to $44.6 million in 2026 from $48.2 million in 2025. The decrease was primarily due to (i) a $3.8 million decrease related to certain assets being either fully depreciated or written off in 2025 and (ii) an $871,000 decrease related to the Disposed Properties, partially offset by (iii) a $766,000 increase as Valen was placed into service.

Property operating expense increased by approximately $3.4 million, or 9.3%, to $40.0 million in 2026 from $36.6 million in 2025. The increase was primarily due to a $3.0 million increase in property operating expense from our commercial assets and a $1.1 million increase from our multifamily assets, partially offset by a $663,000 decrease in other property operating expense. The increase in property operating expense from our commercial assets was primarily due to a $946,000 increase in operating expenses at the amenity hub at 2011 Crystal Drive, an $855,000 increase related to the consolidation of 1101 17th Street and higher operating expenses across the portfolio primarily due to utilities. The increase in property operating expense from our multifamily assets was primarily due to a $1.2 million increase related to the continued lease up of The Grace, Reva, The Zoe and Valen, and higher operating expenses primarily due to utilities, partially offset by a $371,000 decrease related to the Disposed Properties. The decrease in other property operating expense was primarily due to the Disposed Properties.

Real estate taxes expense decreased by approximately $1.9 million, or 15.9%, to $10.3 million in 2026 from $12.3 million in 2025. The decrease was primarily due to a $452,000 decrease related to the Disposed Properties and lower property tax assessments for certain assets.

General and administrative expense: corporate and other decreased by approximately $668,000, or 5.1%, to $12.5 million in 2026 from $13.2 million in 2025. The decrease was primarily due to lower compensation expenses, partially offset by a decrease in capitalized payroll.

General and administrative expense: third-party real estate services increased by approximately $2.4 million, or 16.9%, to $16.4 million in 2026 from $14.1 million in 2025. The increase was primarily due to an increase in third-party reimbursable expenses.

Interest expense increased by approximately $2.1 million, or 5.9%, to $36.8 million in 2026 from $34.8 million in 2025. The increase was primarily due to (i) a $1.2 million decrease in capitalized interest primarily related to Valen, which was placed into service, (ii) a $1.0 million increase due to higher interest expense on our revolving credit facility and term loans, (iii) a $349,000 increase related to the consolidation of 1101 17th Street and (iv) a $367,000 increase due to a new mortgage loan on Tysons Dulles Plaza. The increase in interest expense was partially offset by (v) a $674,000 decrease related to variable rate mortgage loans.

Impairment loss of $69.2 million in 2026 was related to 800 North Glebe Road, which was written down to its estimated fair value. Impairment loss of $4.8 million in 2025 was related to 2200 Crystal Drive, which was written down to its estimated fair value.

Comparison of the Nine Months Ended September 30, 2026 to 2025

The following table summarizes certain line items from our statements of operations that we believe are important in understanding our operations and/or those items which significantly changed in the nine months ended September 30, 2026 compared to the same period in 2025:

	Nine Months Ended September 30,
	2026	2025	% Change

	(Dollars in thousands)
Property rental revenue	$320,570	$311,989	2.8%
Third-party real estate services revenue, including reimbursements	52,480	44,430	18.1%
Depreciation and amortization expense	134,685	143,311	(6.0)%
Property operating expense	112,132	104,876	6.9%
Real estate taxes expense	34,690	37,107	(6.5)%
General and administrative expense:
Corporate and other	43,237	45,491	(5.0)%
Third-party real estate services	49,802	43,691	14.0%
Transaction and other costs	11,490	5,251	118.8%
Interest expense	108,415	105,552	2.7%
Gain on the sale of real estate, net	20,577	47,029	(56.2)%
Impairment loss	114,740	45,067	154.6%

Property rental revenue increased by approximately $8.6 million, or 2.8%, to $320.6 million in 2026 from $312.0 million in 2025. The increase was primarily due to an $18.5 million increase in revenue from our commercial assets, partially offset by a $6.9 million decrease in revenue from our multifamily assets and a $3.0 million decrease in other revenue. The increase in revenue from our commercial assets was primarily due to a $10.9 million increase related to the acquisition of Tysons Dulles Plaza and the consolidation of 1101 17th Street, and a $4.4 million increase related to 2011 Crystal Drive and 1550 Crystal Drive due to the acceleration of lease incentives and deferred rent, as well as the recognition of lease termination revenue associated with early terminations, and a $2.8 million increase related to the commencement of leases at 251 18th

Street S. and 201 12th Street S. The decrease in revenue from our multifamily assets was primarily due to a $16.4 million decrease related to the Disposed Properties, a $1.5 million decrease due to higher concessions across the portfolio, a $1.1 million decrease due to lower occupancy at RiverHouse Apartments and a $960,000 decrease due to the conversion of 900 W Street from a short-term rental property to a traditional multifamily asset, partially offset by a $12.3 million increase related to the continued lease up of The Grace, Reva, The Zoe and Valen. The decrease in other revenue was primarily due to a $1.4 million decrease related to the Disposed Properties and a $1.4 million decrease related to taking 1831/1861 Wiehle Avenue out of service.

Third-party real estate services revenue, including reimbursements, increased by approximately $8.1 million, or 18.1%, to $52.5 million in 2026 from $44.4 million in 2025. The increase was primarily due to a $6.7 million increase in reimbursement revenue.

Depreciation and amortization expense decreased by approximately $8.6 million, or 6.0%, to $134.7 million in 2026 from $143.3 million in 2025. The decrease was primarily due to (i) a $9.8 million decrease related to certain assets being either fully depreciated or written off in 2025 and (ii) a $6.2 million decrease related to the Disposed Properties. The decrease in depreciation and amortization expense was partially offset by (iii) a $5.2 million increase related to The Zoe and Valen, which were placed into service, and (iv) a $2.4 million increase related to the acquisition of Tysons Dulles Plaza and the consolidation of 1101 17th Street.

Property operating expense increased by approximately $7.3 million, or 6.9%, to $112.1 million in 2026 from $104.9 million in 2025. The increase was primarily due to an $8.0 million increase in property operating expense from our commercial assets and a $593,000 increase from our multifamily assets, partially offset by a $1.4 million decrease in other property operating expense. The increase in property operating expense from our commercial assets was primarily due to a $5.0 million increase related to the acquisition of Tysons Dulles Plaza and the consolidation of 1101 17th Street, a $2.0 million increase in operating expenses at the amenity hub at 2011 Crystal Drive and higher operating expenses across the portfolio primarily due to utilities. The increase in property operating expense from our multifamily assets was primarily due to a $4.3 million increase related to the continued lease up of The Grace, Reva, The Zoe and Valen, and higher operating expenses primarily due to utilities, partially offset by a $5.1 million decrease related to the Disposed Properties. The decrease in other property operating expense was primarily due to a $1.3 million decrease related to the Disposed Properties.

Real estate taxes expense decreased by approximately $2.4 million, or 6.5%, to $34.7 million in 2026 from $37.1 million in 2025. The decrease was primarily due to a $2.1 million decrease related to the Disposed Properties and lower property tax assessments for certain assets, partially offset by a $1.2 million increase related to The Zoe and Valen, which were placed into service, and a $1.0 million increase related to the acquisition of Tysons Dulles Plaza and the consolidation of 1101 17th Street.

General and administrative expense: corporate and other decreased by approximately $2.3 million, or 5.0%, to $43.2 million in 2026 from $45.5 million in 2025. The decrease was primarily due to a decrease in professional fees and other overhead expenses and lower compensation expenses, partially offset by a decrease in capitalized payroll.

General and administrative expense: third-party real estate services increased by approximately $6.1 million, or 14.0%, to $49.8 million in 2026 from $43.7 million in 2025. The increase was primarily due to an increase in third-party reimbursable expenses and higher compensation expenses, partially offset by lower overhead expenses.

Transaction and other costs increased by approximately $6.2 million, or 118.8%, to $11.5 million in 2026 from $5.3 million in 2025. The increase was primarily due to (i) a $9.5 million charge, net of insurance recoveries, related to a criminal fraud scheme involving AI-enabled employee impersonation, which led to fraudulently induced wire transfers, partially offset by (ii) a $2.0 million decrease in completed, potential and pursued transaction expenses, and (iii) a $1.6 million decrease in severance and other costs. See Note 12 to the financial statements for additional information.

Interest expense increased by approximately $2.9 million, or 2.7%, to $108.4 million in 2026 from $105.6 million in 2025. The increase was primarily due to (i) a $5.2 million decrease in capitalized interest primarily related to Valen, which was placed into service, (ii) a $2.1 million increase due to higher interest expense on our revolving credit facility and term loans, (iii) a $1.4 million increase related to the consolidation of 1101 17th Street, (iv) a $615,000 increase due to a new mortgage loan on Tysons Dulles Plaza and (v) a $415,000 increase due to draws on the mortgage loan on The Zoe and Valen. The increase in interest expense was partially offset by (vi) a $2.7 million decrease related to mortgage loans on the Disposed Properties, (vii) a $2.7 million decrease related to variable rate mortgage loans and (viii) a $1.4 million decrease related to the refinancing of the mortgage loan on RiverHouse Apartments in March 2025.

Gain on the sale of real estate of $20.6 million in 2026 was primarily due to the sale of a development parcel. Gain on the sale of real estate of $47.0 million in 2025 was primarily due to the sale of WestEnd25.

Impairment loss of $114.7 million in 2026 was primarily related to 800 North Glebe Road, which was written down to its estimated fair value, and the impairment of capitalized costs associated with a pre-development project whose future development was determined to no longer be probable. Impairment loss of $45.1 million in 2025 was related to The Batley, 2200 Crystal Drive and a development parcel, which were written down to their estimated fair value.

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

The following table reconciles net loss attributable to common shareholders, the most directly comparable GAAP measure, to FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Net loss attributable to common shareholders	$(82,006)	$(28,555)	$(159,858)	$(93,516)
Net loss attributable to redeemable noncontrolling interests	(18,262)	(6,457)	(35,993)	(18,375)
Net income attributable to noncontrolling interests	47	—	134	—
Net loss	(100,221)	(35,012)	(195,717)	(111,891)
(Gain) loss on the sale of real estate, net	213	(4,660)	(20,577)	(47,029)
Pro rata share of (gain) loss on the sale of unconsolidated real estate assets	—	—	39	(1,500)
Real estate depreciation and amortization	44,305	47,837	133,832	140,306
Impairment loss related to real estate	69,175	4,771	114,740	45,067
Pro rata share of real estate depreciation and amortization from unconsolidated real estate ventures	970	777	2,919	2,342
FFO attributable to noncontrolling interests in consolidated real estate ventures	(1,245)	(905)	(3,425)	(1,175)
FFO attributable to common limited partnership units ("OP Units")	13,197	12,808	31,811	26,120
FFO attributable to redeemable noncontrolling interests	(2,790)	(2,679)	(6,808)	(5,217)
FFO attributable to common shareholders	$10,407	$10,129	$25,003	$20,903

Note: The prior year FFO amounts have been restated to conform to the current year presentation.

NOI and Same Store NOI

NOI and same store NOI are non-GAAP financial measures management uses to assess an asset's performance. The most directly comparable GAAP measure is net income (loss) attributable to common shareholders. We use NOI internally as a performance measure and believe NOI and same store NOI provide useful information to investors regarding our financial condition and results of operations because it reflects only property related revenue (which includes base rent, tenant reimbursements and other operating revenue, net of free rent) less operating expenses and ground rent for operating leases, if applicable. NOI and same store NOI exclude deferred rent, commercial lease termination revenue, related party management fees, interest expense, and certain other non-cash adjustments, including the accretion of acquired below-market leases and the amortization of acquired above-market leases and below-market ground lease intangibles. Management uses NOI, which includes our proportionate share of revenue and expenses attributable to real estate ventures, as a supplemental performance measure and believes it provides useful information to investors because it reflects only those revenue and expense items that are incurred at the asset level, excluding non-cash items. In addition, NOI is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. However, because NOI excludes depreciation and amortization expense and captures neither the changes in the value of our assets that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our assets, all of which have real economic effect and could materially impact the financial performance of our assets, the utility of NOI as a measure of the operating performance of our assets is limited. NOI presented by us may not be comparable to NOI reported by other REITs that define these measures differently. We believe to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income (loss) attributable to common shareholders as presented in our financial statements. NOI should not be considered as an alternative to net income (loss) attributable to common shareholders as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.

Information provided on a same store basis includes the results of properties that are owned, operated and in-service for the entirety of both periods being compared, which excludes disposed properties or properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared. During the three months ended September 30, 2026, our same store pool increased from 32 properties to 35 properties due to the inclusion of The Grace, Reva and Tysons Dulles Plaza, which were in service the entirety of the comparable periods. During the nine months ended September 30, 2026, our same store pool decreased to 32 properties from 33 properties due to 1831/1861 Wiehle Avenue being taken out of service. While there is judgment surrounding changes in designations, a property is removed from the same store pool when the property is considered to be under construction because it is undergoing significant redevelopment or renovation pursuant to a formal plan or is being repositioned in the market and such renovation or repositioning is expected to have a significant impact on property NOI. A development property or under-construction property is moved to the same store pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period. Acquisitions are moved into the same store pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same store NOI increased $1.9 million, or 3.3%, to $60.8 million for the three months ended September 30, 2026 from $58.8 million for the same period in 2025. The increase in our commercial portfolio same store NOI was substantially attributable to higher rental revenue and lower real estate taxes, partially offset by higher utilities expense, and the decrease in our multifamily portfolio same store NOI was substantially attributable to lower rental revenue. Same store NOI decreased $3.9 million, or 2.3%, to $164.0 million for the nine months ended September 30, 2026 from $167.8 million for the same period in 2025. The decrease was substantially attributable to lower rental revenue and higher utilities expense and real estate taxes expense in our multifamily portfolio.

The following table reconciles net loss attributable to common shareholders to NOI at our share and same store NOI at our share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Dollars in thousands)
Net loss attributable to common shareholders	$(82,006)	$(28,555)	$(159,858)	$(93,516)
Net loss attributable to redeemable noncontrolling interests	(18,262)	(6,457)	(35,993)	(18,375)
Net income attributable to noncontrolling interests	47	—	134	—
Net loss	(100,221)	(35,012)	(195,717)	(111,891)
Add:
Depreciation and amortization expense	44,589	48,164	134,685	143,311
General and administrative expense:
Corporate and other	12,546	13,214	43,237	45,491
Third-party real estate services	16,440	14,058	49,802	43,691
Transaction and other costs	964	494	11,490	5,251
Interest expense	36,838	34,781	108,415	105,552
Loss on the extinguishment of debt, net	2,107	—	2,107	2,402
Impairment loss	69,175	4,771	114,740	45,067
Income tax expense	—	926	7	643
Less:
Third-party real estate services, including reimbursements revenue	18,270	14,711	52,480	44,430
Loss from unconsolidated real estate ventures, net	(237)	(664)	(1,197)	(165)
Interest and other income, net	760	2,378	6,818	3,601
Gain (loss) on the sale of real estate, net	(213)	4,660	20,577	47,029
Adjustments:
NOI attributable to unconsolidated real estate ventures at our share	1,293	1,012	3,690	3,289
Real estate venture partners' share of NOI attributable to consolidated real estate ventures	(1,580)	(915)	(4,203)	(1,187)
Non-cash rent adjustments (1)	(2,129)	1,561	(6,774)	4,071
Other adjustments (2)	1,794	(3,083)	2,433	(984)
Total adjustments	(622)	(1,425)	(4,854)	5,189
NOI at our share	63,236	58,886	185,234	189,811
Less: out-of-service NOI loss (3) (4)	(875)	(1,677)	(3,628)	(5,366)
Operating Portfolio NOI (4)	64,111	60,563	188,862	195,177
Non-same store NOI (4) (5)	3,342	1,743	24,898	27,351
Same store NOI (4) (6)	$60,769	$58,820	$163,964	$167,826

Change in same store NOI	3.3%		(2.3%)
Number of properties in same store pool	35		32
(1)	Adjustment to exclude deferred rent, above/below market lease amortization/accretion and lease incentive amortization.
(2)	Adjustment to exclude commercial lease termination revenue, related party management fees, corporate entity activity and inter-segment activity.
(3)	Includes the results of our under-construction assets, assets in the development pipeline and other land assets.
(4)	Represents amounts at our share.
(5)	Includes the results of properties that were not in-service for the entirety of both periods being compared, including disposed properties, and properties for which significant redevelopment, renovation or repositioning occurred during either of the periods being compared.
(6)	Includes the results of the properties that are owned, operated and in-service for the entirety of both periods being compared.

Reportable Segments

Our three operating and reportable segments are multifamily, commercial, and third-party real estate services. We measure and evaluate the performance of our operating segments, with the exception of the third-party real estate services business, based on NOI at our share, which includes our proportionate share of revenue and expenses attributable to real estate ventures.

The following table summarizes NOI at our share for our multifamily and commercial segments:

	Multifamily			Commercial

	Three Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change

	(Dollars in thousands, at our share)
Property rental revenue	$49,612	$47,450	4.6%	$54,342	$52,587	3.3%
Other property revenue	804	845	(4.9)%	5,120	4,183	22.4%
Total property revenue	50,416	48,295	4.4%	59,462	56,770	4.7%
Property expense:
Real estate taxes	5,488	5,484	0.1%	4,395	5,902	(25.5)%
Payroll	3,736	3,553	5.2%	3,379	3,197	5.7%
Utilities	4,631	4,115	12.5%	5,276	4,342	21.5%
Repairs and maintenance	6,033	5,909	2.1%	5,654	5,300	6.7%
Other property operating	3,054	3,054	—	5,463	4,774	14.4%
Total property expense	22,942	22,115	3.7%	24,167	23,515	2.8%
NOI from reportable segments	$27,474	$26,180	4.9%	$35,295	$33,255	6.1%

	Multifamily			Commercial

	Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change

	(Dollars in thousands, at our share)
Property rental revenue	$146,093	$155,616	(6.1)%	$159,891	$154,026	3.8%
Other property revenue	2,211	2,120	4.3%	13,765	12,487	10.2%
Total property revenue	148,304	157,736	(6.0)%	173,656	166,513	4.3%
Property expense:
Real estate taxes	18,355	17,220	6.6%	14,320	17,297	(17.2)%
Payroll	11,191	11,141	0.4%	10,070	9,306	8.2%
Utilities	12,433	11,809	5.3%	13,663	10,511	30.0%
Repairs and maintenance	16,639	17,623	(5.6)%	16,268	15,005	8.4%
Other property operating	9,266	9,283	(0.2)%	14,788	13,306	11.1%
Total property expense	67,884	67,076	1.2%	69,109	65,425	5.6%
NOI from reportable segments	$80,420	$90,660	(11.3)%	$104,547	$101,088	3.4%

Comparison of the Three Months Ended September 30, 2026 to 2025

Multifamily: Property revenue at our share increased by $2.1 million, or 4.4%, to $50.4 million in 2026 from $48.3 million in 2025. The increase in property revenue at our share was primarily due to the continued lease up of The Grace, Reva, The Zoe and Valen, partially offset by higher concessions across the portfolio. NOI at our share increased by $1.3 million, or 4.9%, to $27.5 million in 2026 from $26.2 million in 2025. The increase in NOI at our share was primarily due to the continued lease up of The Grace, Reva, The Zoe and Valen, partially offset by higher concessions and higher property operating expenses primarily due to higher utilities across the portfolio.

Commercial: Property revenue at our share increased by $2.7 million, or 4.7%, to $59.5 million in 2026 from $56.8 million in 2025. NOI at our share increased by $2.0 million, or 6.1%, to $35.3 million in 2026 from $33.3 million in 2025. The increases in property revenue at our share and NOI at our share were primarily due to the acquisition of Dulles View, the consolidation of 1101 17th Street and higher rental revenue across the portfolio, partially offset by the recapitalization of Tysons Dulles Plaza.

Comparison of the Nine Months Ended September 30, 2026 to 2025

Multifamily: Property revenue at our share decreased by $9.4 million, or 6.0%, to $148.3 million in 2026 from $157.7 million in 2025. NOI at our share decreased by $10.2 million, or 11.3%, to $80.4 million in 2026 from $90.7 million in 2025. The decreases in property revenue at our share and NOI at our share were primarily due to the Disposed Properties, partially offset by the continued lease up of The Grace, Reva, The Zoe and Valen.

Commercial: Property revenue at our share increased by $7.1 million, or 4.3%, to $173.7 million in 2026 from $166.5 million in 2025. NOI at our share increased by $3.5 million, or 3.4%, to $104.5 million in 2026 from $101.1 million in 2025. The increases in property revenue at our share and NOI at our share were primarily due to the acquisitions of Dulles View and Tysons Dulles Plaza, and the consolidation of 1101 17th Street.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands, at our share)
Property management fees	$3,438	$3,321	$10,303	$9,961
Asset management fees	1,142	1,049	3,368	2,335
Development fees	701	361	1,620	1,348
Leasing fees	651	583	1,357	2,336
Construction management fees	396	179	860	677
Other service revenue	1,654	1,082	4,134	3,152
Third-party real estate services revenue, excluding reimbursements	7,982	6,575	21,642	19,809
Third-party real estate services expenses, excluding reimbursements	5,798	5,725	18,083	18,358
Net third-party real estate services, excluding reimbursements	$2,184	$850	$3,559	$1,451

Comparison of the Three Months Ended September 30, 2026 to 2025

Third-party real estate services revenue, excluding reimbursements, increased by $1.4 million, or 21.4%, to $8.0 million in 2026 from $6.6 million in 2025. The increase was primarily due to a $572,000 increase in other service revenue, a $340,000 increase in development fees and a $217,000 increase in construction management fees. Third-party real estate services expenses, excluding reimbursements, increased by $73,000, or 1.3%, to $5.8 million in 2026 from $5.7 million in 2025. The increase was primarily due to higher compensation expenses, partially offset by lower overhead expenses.

Comparison of the Nine Months Ended September 30, 2026 to 2025

Third-party real estate services revenue, excluding reimbursements, increased by $1.8 million, or 9.3%, to $21.6 million in 2026 from $19.8 million in 2025. The increase was primarily due to a $1.0 million increase in asset management fees, a $982,000 increase in other service revenue and a $342,000 increase in property management fees, partially offset by a $979,000 decrease in leasing fees. Third-party real estate services expenses, excluding reimbursements, decreased by $275,000, or 1.5%, to $18.1 million in 2026 from $18.4 million in 2025. The decrease was primarily due to lower overhead expenses, partially offset by higher compensation expenses.

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

With respect to the litigation discussed in Note 17 to the financial statements, we anticipate that one or more bonds will be posted by the defendants to stay enforcement of the judgment pending the appeal. The amount and structure of any bonds have not yet been determined. The range of outcomes is such that the posting of these bonds could range anywhere from having no material impact on our liquidity to materially impacting our liquidity primarily based on the potential collateral requirements (e.g., cash, letters of credit or other assets).

Mortgage Loans

The following table summarizes mortgage loans:

	Weighted Average
	Effective
	Interest Rate (1)	September 30, 2026	December 31, 2025

		(In thousands)
Variable rate (2)	5.36%	$624,515	$600,899
Fixed rate (3)	5.13%	1,017,949	1,020,690
Mortgage loans		1,642,464	1,621,589
Unamortized deferred financing costs and premium/discount, net (4)		(40,339)	(42,431)
Mortgage loans, net		$1,602,125	$1,579,158
(1)	Weighted average effective interest rate as of September 30, 2026.
(2)	Includes variable rate mortgage loans with interest rate cap agreements. For mortgage loans with interest rate caps, the weighted average interest rate cap strike was 3.20%, and the weighted average maturity date of the interest rate caps is in the second quarter of 2027. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of September 30, 2026, one-month term Secured Overnight Financing Rate ("SOFR") was 3.91%.
(3)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(4)	As of September 30, 2026 and December 31, 2025, includes a discount of $29.6 million related to the 1101 17th Street mortgage loan.

As of September 30, 2026 and December 31, 2025, the net carrying value of real estate collateralizing our mortgage loans totaled $1.6 billion and $1.7 billion. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and, in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity.

As of September 30, 2026 and December 31, 2025, we had various interest rate swap and cap agreements on certain mortgage loans with an aggregate notional value of $756.0 million. See Note 15 to the financial statements for additional information.

Revolving Credit Facility and Term Loans

As of September 30, 2026, our unsecured revolving credit facility and term loans totaling $1.4 billion consisted of (i) a revolving credit facility with a capacity of $690.0 million maturing in August 2030, (ii) a $200.0 million term loan ("Tranche A-1 Term Loan") maturing in January 2027, (iii) a $415.0 million term loan ("Tranche A-2 Term Loan"), of which $171.1 million matures in January 2028 and $243.9 million matures in August 2028, and (iv) a $120.0 million term loan ("2023 Term Loan") maturing in June 2028.

In August 2026, the revolving credit facility was amended to reduce the borrowing capacity from $750.0 million to $690.0 million and to extend the maturity date to August 2030 with two six-month extension options. The applicable interest rate varies based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets ranging from SOFR plus 1.30% to SOFR plus 1.75%. We have the option to increase the revolving credit facility or add term loans up to $560.0 million in the aggregate, subject to customary conditions.

In August 2026, the Tranche A-2 Term Loan was amended to increase the borrowing capacity from $400.0 million to $415.0 million and extend $243.9 million of the term loan to August 2028 with three 12-month extension options. The remaining $171.1 million of the term loan matures in January 2028. The applicable interest rate varies based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets ranging from SOFR plus 1.25% to SOFR plus 1.80% until January 2028, at which time the applicable interest rate will change to a range of SOFR plus 1.40% to SOFR plus 2.00%.

In August 2026, we amended the covenants related to the Tranche A-1 Term Loan and the 2023 Term Loan to be consistent with those in the revolving credit facility. Additionally, the applicable interest rate for the 2023 Term Loan was unchanged and varies based on a ratio of our total outstanding indebtedness to a valuation of certain real property and assets ranging from SOFR plus 1.15% to SOFR plus 1.70%.

In connection with the amendments, we recognized a $2.1 million loss on the extinguishment of debt, which was included in "Loss on the extinguishment of debt, net" in our statements of operations for the three and nine months ended September 30, 2026.

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

The following table summarizes amounts outstanding under the revolving credit facility and term loans:

	Effective
	Interest Rate (1)	September 30, 2026	December 31, 2025

		(In thousands)
Revolving credit facility (2) (3)	5.40%	$222,000	$205,000

Tranche A-1 Term Loan (4)	5.35%	$200,000	$200,000
Tranche A-2 Term Loan:
Non-Extending	4.31%	171,143	400,000
Extending	4.37%	243,857	—
Total (5)		415,000	400,000
2023 Term Loan (6)	5.41%	120,000	120,000
Term loans		735,000	720,000
Unamortized deferred financing costs, net		(1,689)	(1,592)
Term loans, net		$733,311	$718,408
(1)	Effective interest rate as of September 30, 2026. The interest rate for our revolving credit facility excludes a 0.20% facility fee.
(2)	As of September 30, 2026, daily SOFR was 3.90%. As of September 30, 2026 and December 31, 2025, letters of credit totaling $13.8 million and $4.8 million were outstanding under our revolving credit facility.
(3)	As of September 30, 2026 and December 31, 2025, excludes $11.4 million and $4.4 million of net deferred financing costs related to our revolving credit facility that were included in "Other assets, net" in our balance sheets.
(4)	The interest rate swaps fix SOFR at a weighted average interest rate of 4.00% through the maturity date.
(5)	As of September 30, 2026, the interest rate swaps with an aggregate notional value of $400.0 million fix SOFR at a weighted average interest rate of 2.81% through January 2028.
(6)	The interest rate swap fixes SOFR at an interest rate of 4.01% through the maturity date.

Common Shares Repurchased

Our Board of Trustees previously authorized the repurchase of up to $2.0 billion of our outstanding common shares. In October 2026, our Board of Trustees increased our common share repurchase authorization to $2.3 billion. During the nine months ended September 30, 2026, we repurchased and retired 1.8 million common shares for $28.4 million, a weighted average purchase price per share of $15.35. During the three and nine months ended September 30, 2025, we repurchased and retired 3.1 million and 26.4 million common shares for $62.9 million and $435.3 million, a weighted average purchase price per share of $20.21 and $16.46. Since we began the share repurchase program through September 30, 2026, we have repurchased and retired 85.5 million common shares for $1.6 billion, a weighted average purchase price per share of $18.72.

During the fourth quarter of 2026, through October 30, 2026, we repurchased and retired 1.0 million common shares for $11.5 million, a weighted average purchase price per share of $11.07, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

Material Cash Requirements

Our material cash requirements for the next 12 months and beyond are to fund:

●	normal recurring expenses;
●	debt service and principal repayment obligations, including balloon payments on maturing mortgage loans — As of September 30, 2026, we had maturities totaling $636.7 million related to our consolidated entities and $35.0 million related to our unconsolidated real estate ventures at our share scheduled to mature in 2026 and 2027;
●	capital expenditures, including major renovations, tenant improvements and leasing costs — As of September 30, 2026, we had committed tenant-related obligations totaling $44.1 million ($41.0 million related to our consolidated entities and $3.1 million related to our unconsolidated real estate ventures at our share);
●	development expenditures — As of September 30, 2026, we have construction commitments related to 2200 Crystal Drive, an unconsolidated multifamily asset under construction, that, based on our current plans and estimates, require an additional $17.4 million at our share to complete over the next three years, which the real estate venture expects to finance with debt proceeds;
●	dividends to shareholders and distributions to holders of OP Units and LTIP Units — On October 29, 2026, our Board of Trustees declared a quarterly dividend of $0.175 per common share;
●	possible common share repurchases — During the fourth quarter of 2026, through October 30, 2026, we repurchased and retired 1.0 million common shares for $11.5 million; and
●	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests.

We expect to satisfy these needs using one or more of the following:

●	cash and cash equivalents — As of September 30, 2026, we had cash and cash equivalents of $78.5 million;
●	cash flows from operations;
●	distributions from real estate ventures;
●	borrowing capacity under our revolving credit facility — As of September 30, 2026, we had $454.2 million of undrawn capacity under our revolving credit facility;
●	proceeds from financings, asset sales and recapitalizations; and
●	proceeds from the issuance of securities.

During the nine months ended September 30, 2026, there were no significant changes to the material cash requirements information presented in Item 7 of Part II of our Annual Report. However, as discussed in Note 7 to the financial statements, we amended the revolving credit facility in August 2026 that extended its maturity date to August 2030.

See additional information in the following pages under "Commitments and Contingencies."

Summary of Cash Flows

The following summary discussion of our cash flows is based on our statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$37,920	$40,625
Net cash (used in) provided by investing activities	(15,828)	397,122
Net cash used in financing activities	(21,349)	(533,160)

Cash Flows for the Nine Months Ended September 30, 2026

Cash and cash equivalents, and restricted cash increased $743,000 to $104.0 million as of September 30, 2026, compared to $103.3 million as of December 31, 2025. This increase resulted from $37.9 million of net cash provided by operating activities, partially offset by $21.3 million of net cash used in financing activities and $15.8 million of net cash used in investing activities.

Net cash provided by operating activities of $37.9 million comprised: (i) $54.3 million of net income (before $270.6 million of non-cash items and a $20.6 million gain on the sale of real estate) and (ii) $2.5 million of return on capital from unconsolidated real estate ventures, partially offset by (iii) $18.8 million of net change in operating assets and liabilities. Non-cash income adjustments of $270.6 million primarily include depreciation and amortization expense, impairment loss and share-based compensation expense.

Net cash used in investing activities of $15.8 million primarily comprised: (i) $63.4 million of development costs, construction in progress and real estate additions, partially offset by (ii) $49.6 million of proceeds from the sale of real estate.

Net cash used in financing activities of $21.3 million primarily comprised: (i) $88.0 million of repayments on the revolving credit facility, (ii) $30.9 million of dividends paid to common shareholders, (iii) $28.4 million of common shares repurchased, (iv) $11.6 million of debt issuance and modification costs, (v) $10.5 million of distributions to redeemable noncontrolling interests and (vi) $4.5 million of repayments of mortgage loans, partially offset by (vii) $105.0 million of borrowings under the revolving credit facility, (viii) $25.4 million of borrowings under mortgage loans, (ix) $15.0 million of borrowings under the Tranche A-2 Term Loan and (x) $11.8 million of proceeds from the sale of a noncontrolling interest in Tysons Dulles Plaza.

Unconsolidated Real Estate Ventures

We consolidate entities in which we have a controlling interest or are the primary beneficiary in a variable interest entity. From time to time, we may have off-balance-sheet unconsolidated real estate ventures and other unconsolidated arrangements with varying structures.

As of September 30, 2026, we had investments in unconsolidated real estate ventures totaling $114.5 million. For these investments, we exercise significant influence over but do not control these entities and, therefore, account for these investments using the equity method of accounting. For a more complete description of our real estate ventures, see Note 4 to the financial statements.

From time to time, we (or ventures in which we have an ownership interest) have agreed, and may in the future agree with respect to unconsolidated real estate ventures, to (i) guarantee portions of the principal, interest and other amounts in connection with borrowings, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with borrowings or (iii) provide guarantees to lenders and other third parties for the completion and stabilization of development projects. We customarily have agreements with our outside venture partners whereby the partners agree to reimburse the real estate venture or us for their share of any payments made under certain of these guarantees. At times, we also have agreements with certain of our outside venture partners whereby we agree to either indemnify the partners and/or the associated ventures with respect to certain contingent liabilities associated with operating assets or to reimburse our partner for its share of any payments made by them under certain guarantees. Guarantees (excluding environmental) customarily terminate either upon the satisfaction of specified circumstances or repayment of the underlying debt. Amounts that we may be required to pay in future periods in relation to guarantees associated with budget overruns or operating losses are not estimable. As of September 30, 2026, we had no principal payment guarantees related to our unconsolidated real estate ventures.

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

Construction Commitments

As of September 30, 2026, we have construction commitments related to 2200 Crystal Drive, an unconsolidated multifamily asset under construction, that, based on our current plans and estimates, require an additional $17.4 million at our share to complete over the next three years, which the real estate venture expects to finance with debt proceeds.

Legal Proceedings

In November 2023, the District of Columbia filed a lawsuit in the Superior Court of the District of Columbia (the "Court") against RealPage, Inc., a provider of revenue management systems, numerous multifamily rental companies, and 14 owners and/or operators of multifamily housing in the District of Columbia, including JBG Associates, L.L.C., one of our subsidiaries, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data. The District of Columbia is seeking monetary damages, equitable relief, attorneys’ fees, interest and costs. On September 17, 2026, JBG Associates, L.L.C. and the District of Columbia resolved the matter via a Consent Judgment and Order entered by the Court under which JBG Associates, L.L.C. agreed to certain injunctive relief and to remit a settlement payment of $8.1 million to the District of Columbia. Per the Consent Judgment and Order, nothing set forth in the order, including the settlement payment, shall be deemed or construed to be an admission by JBG Associates, L.L.C. or evidence of any wrongdoing or violation of law by JBG Associates, L.L.C. or as evidence of the truth of any of the claims or allegations made in the lawsuit.

We, along with multiple other parties, are named defendants in a lawsuit arising out of a condominium development project known as Wardman Tower in Washington, D.C. The lawsuit was filed by the Wardman Tower Residential Condominium Unit Owners Association in the Court on November 25, 2020. The lawsuit seeks damages resulting primarily from alleged construction and design deficiencies, and alleged misrepresentations and omissions, including claims under the D.C. Consumer Protection Procedures Act ("CPPA"). The Wardman Tower project was designed and constructed by other parties and was substantially complete prior to our formation. We have never had any ownership interest in the project. One of our subsidiary entities, which was only made a defendant in the litigation during the trial, had acted under a project management agreement with the project owner. The lawsuit sought compensatory damages and asked that those damages be trebled under the CPPA, plus attorneys' fees.

The bench trial began on November 10, 2025, and the last witness testified on March 5, 2026. On July 31, 2026, the Court entered judgment in favor of Wardman Tower Residential Condominium Unit Owners Association, found damages in the amount of $118.7 million, and ordered the defendants, which include us, to pay treble that amount, or approximately $356.1 million in damages, plus attorneys’ fees in an amount to be determined. We believe the judgment against us, including its conclusion that we are liable for acts of employees of a subsidiary providing services under a project management agreement between the project owner and another subsidiary, is not supported by the facts of the case or applicable law regarding corporate separateness. We believe there are substantial grounds to challenge both the liability findings against us and the size and trebling of the award. On August 27, 2026, we filed our Notice of Appeal. We will continue to defend ourselves vigorously in this matter. The timing and success of any appeal is uncertain, and we cannot be certain of the ultimate outcome of the case.

In assessing whether we should accrue a liability in our financial statements as a result of the judgment, we considered various factors, including the legal and factual circumstances of the case, the trial record, applicable law, the views of legal counsel and the likelihood of successful appeals. As a result of this review, we concluded that a loss attributable to us from this case is not probable at this time and, therefore, a liability has not been recorded with respect to this case as of September 30, 2026. While we believe it is not probable a loss will occur, the existence of the judgment indicates that it is reasonably possible that a loss could occur. The estimate of the possible range of loss is $0 to the $356.1 million judgment, plus attorneys’ fees in an amount to be determined and post-judgment interest that will accrue during the appeal. Additional developments in the lawsuit could affect these assumptions, and therefore, the amount of any accrual.

We anticipate that one or more bonds will be posted by the defendants to stay enforcement of the judgment pending the appeal, and to the extent we are required to collateralize any portion of the bonds, it may impact our liquidity.

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

Other

As of September 30, 2026, we had committed tenant-related obligations totaling $44.1 million ($41.0 million related to our consolidated entities and $3.1 million related to our unconsolidated real estate ventures at our share). The timing and amounts of payments for tenant-related obligations are uncertain and may only be due upon satisfactory performance of certain conditions.

As of September 30, 2026, we had unfunded capital commitments totaling $3.8 million related to our investments in real estate-focused technology companies and $3.0 million related to our investments in the Washington Housing Initiative Impact Pool and the LEO Impact Housing Fund. See Note 18 to the financial statements for additional information.

With respect to borrowings of our consolidated entities, we may agree to (i) guarantee portions of the principal, interest and other amounts, (ii) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) or (iii) provide guarantees to lenders, tenants and other third parties for the completion and stabilization of development projects. As of September 30, 2026, we had principal payment guarantees related to our consolidated real estate assets of $9.6 million.

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

Most of our assets have been subject, at some point, to environmental assessments that are intended to evaluate the environmental condition of the subject and surrounding assets. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding assets, visual or historical evidence of underground storage tanks and other features, and the preparation and issuance of a written report. Soil, soil vapor and/or groundwater subsurface testing is conducted at our assets, when necessary, to further investigate any conditions identified by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities as a result of redevelopment. The tests may not, however, have included extensive sampling or subsurface investigations. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, we have initiated appropriate actions. The environmental assessments have not revealed any material environmental contamination that we believe would have a material adverse effect on our overall business, financial condition or results of operations, or that have not been anticipated and remediated during site redevelopment as required by law. Nevertheless, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us. As disclosed in Note 17 to the financial statements, environmental liabilities totaled $5.8 million and $17.5 million as of September 30, 2026 and December 31, 2025, and were included in "Other liabilities, net" in our balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table summarizes our annual exposure to a change in interest rates:

	September 30, 2026			December 31, 2025
		Weighted			Weighted
		Average	Annual		Average
		Effective	Effect of 1%		Effective
		Interest	Change in		Interest
	Balance	Rate	Base Rates	Balance	Rate

	(Dollars in thousands)
Debt (contractual balances):
Mortgage loans:
Variable rate (1)	$624,515	5.36%	$3,317	$600,899	5.19%
Fixed rate (2)	1,017,949	5.13%	—	1,020,690	5.17%
	$1,642,464		$3,317	$1,621,589
Revolving credit facility and term loans:
Revolving credit facility (3)	$222,000	5.40%	$2,251	$205,000	5.46%
Tranche A-1 Term Loan (4)	200,000	5.35%	—	200,000	5.44%
Tranche A-2 Term Loan:
Non-Extending	171,143	4.31%	—	400,000	4.30%
Extending	243,857	4.37%	152	—
Total (4)	415,000		152	400,000
2023 Term Loan (4)	120,000	5.41%	—	120,000	5.51%
	$957,000		$2,403	$925,000
Pro rata share of debt of unconsolidated real estate ventures (contractual balances):
Variable rate (1)	$35,000	5.26%	$164	$35,000	5.04%
(1)	Includes variable rate mortgage loans with interest rate cap agreements. The interest rate cap strike is exclusive of the credit spreads associated with the mortgage loans. As of September 30, 2026, one-month term SOFR was 3.91%. The impact of these interest rate caps is reflected in our calculation of the annual effect of a 1% change in base rates, as applicable.
(2)	Includes variable rate mortgage loans with interest rates fixed by interest rate swap agreements.
(3)	As of September 30, 2026, daily SOFR was 3.90%. The interest rate for our revolving credit facility excludes a 0.20% facility fee.
(4)	As of September 30, 2026 and December 31, 2025, the outstanding balance was fixed by interest rate swap agreements with an aggregate notional balance of $720.0 million. As of September 30, 2026, the interest rate swaps fix SOFR at a weighted average interest rate of 4.00% for the Tranche A-1 Term Loan, 2.81% for $400.0 million of the Tranche A-2 Term Loan and 4.01% for the 2023 Term Loan. See Note 7 to the financial statements for additional information.

The fair value of our mortgage loans is estimated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit profiles based on market sources. The fair value of our revolving credit facility and term loans is calculated based on the net present value of payments over the term of the facilities using estimated market rates for similar notes and remaining terms. As of September 30, 2026 and December 31, 2025, the estimated fair value of our consolidated debt was $2.6 billion and $2.5 billion. These estimates of fair value, which are made at the end of the reporting period, may be different from the amounts that may ultimately be realized upon the disposition of our financial instruments.

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

As of September 30, 2026 and December 31, 2025, we had interest rate swap and cap agreements with an aggregate notional value of $1.3 billion, which were designated as effective hedges. The fair value of our interest rate swaps and caps designated as effective hedges primarily consisted of assets totaling $17.3 million and $7.0 million as of September 30, 2026 and December 31, 2025, included in "Other assets, net" in our balance sheets, and liabilities totaling $6.4 million as of December 31, 2025, included in "Other liabilities, net" in our balance sheets.

Non-Designated Derivatives

Certain derivative financial instruments, consisting of interest rate cap agreements, do not meet the accounting requirements to be classified as hedging instruments. These derivatives are carried at their estimated fair value on a recurring basis with realized and unrealized gains (losses) recorded in "Interest expense" in our statements of operations. As of September 30, 2026 and December 31, 2025, we had various interest rate cap agreements with an aggregate notional value of $167.5 million, which were non-designated derivatives. The fair value of our interest rate cap agreements, which were non-designated derivatives, consisted of assets totaling $8.1 million and $6.1 million as of September 30, 2026 and December 31, 2025, included in "Other assets, net" in our balance sheets, and liabilities totaling $7.9 million and $6.0 million as of September 30, 2026 and December 31, 2025, included in "Other liabilities, net" in our balance sheets.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2023, the District of Columbia filed a lawsuit in the Court against RealPage, Inc., a provider of revenue management systems, numerous multifamily rental companies, and 14 owners and/or operators of multifamily housing in the District of Columbia, including JBG Associates, L.L.C., one of our subsidiaries, alleging that the defendants violated the District of Columbia Antitrust Act by unlawfully agreeing to use RealPage, Inc. revenue management systems and sharing sensitive data. The District of Columbia is seeking monetary damages, equitable relief, attorneys’ fees, interest and costs. On September 17, 2026, JBG Associates, L.L.C. and the District of Columbia resolved the matter via a Consent

Judgment and Order entered by the Court under which JBG Associates, L.L.C. agreed to certain injunctive relief and to remit a settlement payment of $8.1 million to the District of Columbia. Per the Consent Judgment and Order, nothing set forth in the order, including the settlement payment, shall be deemed or construed to be an admission by JBG Associates, L.L.C. or evidence of any wrongdoing or violation of law by JBG Associates, L.L.C. or as evidence of the truth of any of the claims or allegations made in the lawsuit.

We, along with multiple other parties, are named defendants in a lawsuit arising out of a condominium development project known as Wardman Tower in Washington, D.C. The lawsuit was filed by the Wardman Tower Residential Condominium Unit Owners Association in the Court on November 25, 2020. The lawsuit seeks damages resulting primarily from alleged construction and design deficiencies, and alleged misrepresentations and omissions, including claims under the CPPA. The Wardman Tower project was designed and constructed by other parties and was substantially complete prior to our formation. We have never had any ownership interest in the project. One of our subsidiary entities, which was only made a defendant in the litigation during the trial, had acted under a project management agreement with the project owner. The lawsuit sought compensatory damages and asked that those damages be trebled under the CPPA, plus attorneys' fees.

The bench trial began on November 10, 2025, and the last witness testified on March 5, 2026. On July 31, 2026, the Court entered judgment in favor of Wardman Tower Residential Condominium Unit Owners Association, found damages in the amount of $118.7 million, and ordered the defendants, which include us, to pay treble that amount, or approximately $356.1 million in damages, plus attorneys’ fees in an amount to be determined. We believe the judgment against us, including its conclusion that we are liable for acts of employees of a subsidiary providing services under a project management agreement between the project owner and another subsidiary, is not supported by the facts of the case or applicable law regarding corporate separateness. We believe there are substantial grounds to challenge both the liability findings against us and the size and trebling of the award. On August 27, 2026, we filed our Notice of Appeal. We will continue to defend ourselves vigorously in this matter. The timing and success of any appeal is uncertain, and we cannot be certain of the ultimate outcome of the case.

In assessing whether we should accrue a liability in our financial statements as a result of the judgment, we considered various factors, including the legal and factual circumstances of the case, the trial record, applicable law, the views of legal counsel and the likelihood of successful appeals. As a result of this review, we concluded that a loss attributable to us from this case is not probable at this time and, therefore, a liability has not been recorded with respect to this case as of September 30, 2026. While we believe it is not probable a loss will occur, the existence of the judgment indicates that it is reasonably possible that a loss could occur. The estimate of the possible range of loss is $0 to the $356.1 million judgment, plus attorneys’ fees in an amount to be determined and post-judgment interest that will accrue during the appeal. Additional developments in the lawsuit could affect these assumptions, and therefore, the amount of any accrual.

We anticipate that one or more bonds will be posted by the defendants to stay enforcement of the judgment pending the appeal, and to the extent we are required to collateralize any portion of the bonds, it may impact our liquidity.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.

(c)	Purchases of equity securities by the issuer and affiliated purchasers:

Period	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Common Shares That May Yet Be Purchased Under The Plan Or Programs
July 1, 2026 - July 31, 2026	—	$—	—	$400,107,964
August 1, 2026 - August 31, 2026	—	—	—	400,107,964
September 1, 2026 - September 30, 2026	—	—	—	400,107,964
Total for the three months ended September 30, 2026	—	—	—
Total for the nine months ended September 30, 2026	1,848,178	15.35	1,848,178
Program total since inception in March 2020 (1)	85,473,906	18.72	85,473,906
(1)

During the fourth quarter of 2026, through October 30, 2026, we repurchased and retired 1.0 million common shares for $11.5 million, a weighted average purchase price per share of $11.07, pursuant to a repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

In June 2022, our Board of Trustees authorized the repurchase of up to $1.0 billion of our outstanding common shares; in May 2023, it increased the authorized repurchase amount to $1.5 billion; and in February 2025, it increased our common share repurchase authorization to $2.0 billion. In October 2026, our Board of Trustees increased our common share repurchase authorization to $2.3 billion. Purchases under the program are made either in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to economic and market conditions, share price, applicable legal requirements and other factors. The program may be suspended or discontinued at our discretion without prior notice.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended September 30, 2026, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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
10.1

Second Amended and Restated Credit Agreement, dated as of August 27, 2026, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 27, 2026).

10.2

Third Amendment to Credit Agreement, dated as of August 27, 2026, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 27, 2026).

10.3

Second Amendment to Credit Agreement, dated as of August 27, 2026, by and among JBG SMITH Properties LP, as Borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on August 27, 2026).

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

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

JBG SMITH Properties

Date:	November 6, 2026	/s/ M. Moina Banerjee
M. Moina Banerjee
Co-President and Chief Financial Officer
(Principal Financial Officer)

JBG SMITH Properties

Date:	November 6, 2026	/s/ Angela Valdes
Angela Valdes
Chief Accounting Officer
(Principal Accounting Officer)